Form 10-K
ARKANSAS POWER & LIGHT CO; GULF STATES UTILITIES CO; LOUISIANA POWER & LIGHT CO /LA/; ENTERGY CORP /DE/; MISSISSIPPI POWER & LIGHT CO; NEW ORLEANS PUBLIC SERVICE INC; SYSTEM ENERGY RESOURCES INC
filed 1995-03-27
CIK 7323, 44570, 60527, 65984, 66901, 71508, 202584

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the Fiscal Year Ended December 31, 1994

                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

Commission      Registrant, State of Incorporation,    IRS Employer
File Number     Address of Principal Executive         Identification No.
                Offices and Telephone Number

1-11299         ENTERGY CORPORATION                    13-5550175
                (a Delaware corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 529-5262

1-10764         ARKANSAS POWER & LIGHT COMPANY         71-0005900
                (an Arkansas corporation)
                425 West Capitol Avenue, 40th Floor
                Little Rock, Arkansas 72201
                Telephone (501) 377-4000

1-2703          GULF STATES UTILITIES COMPANY          74-0662730
                (a Texas corporation)
                350 Pine Street
                Beaumont, Texas  77701
                Telephone (409) 838-6631

1-8474          LOUISIANA POWER & LIGHT COMPANY        72-0245590
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 529-5262

0-320           MISSISSIPPI POWER & LIGHT COMPANY      64-0205830
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39201
                Telephone (601) 969-2311

0-5807          NEW ORLEANS PUBLIC SERVICE INC.        72-0273040
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 529-5262

1-9067          SYSTEM ENERGY RESOURCES, INC.          72-0752777
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                                                         Name of Each Exchange
Registrant                          Title of Class                                       on Which Registered
Entergy Corporation                 Common Stock, $0.01 Par Value - 227,410,827          New York Stock Exchange, Inc.
                                      Shares outstanding at February 28, 1995            Midwest Stock Exchange
                                                                                           Incorporated
                                                                                         Pacific Stock Exchange
                                                                                           Incorporated

Arkansas Power & Light Company      $2.40 Preferred Stock, Cumulative,  $0.01 Par Value  New York Stock Exchange, Inc.
                                      ($25 Involuntary Liquidation Value)

Gulf States Utilities Company       Preferred Stock, Cumulative, $100 Par Value:
                                      $4.40 Dividend Series                              New York Stock Exchange, Inc.
                                      $4.52 Dividend Series                              New York Stock Exchange, Inc.
                                      $5.08 Dividend Series                              New York Stock Exchange, Inc.
                                      $8.80 Dividend Series                              New York Stock Exchange, Inc.
                                      Adjustable Rate Series B
                                      (Depository Receipts)                              New York Stock Exchange, Inc.

                                    Preference Stock, Cumulative, without Par Value      New York Stock Exchange, Inc.
                                      $1.75 Dividend Series

Louisiana Power & Light Company     9.68% Preferred Stock, Cumulative, $25 Par Value     New York Stock Exchange, Inc.
                                    12.64% Preferred Stock, Cumulative, $25 Par Value    New York Stock Exchange, Inc.


Securities registered pursuant to Section 12(g) of the Act:

Registrant                        Title of Class

Arkansas Power & Light Company    Preferred Stock, Cumulative, $100 Par Value
                                  Preferred Stock, Cumulative, $25 Par Value
                                  Preferred Stock, Cumulative, $0.01 Par Value

Louisiana Power & Light Company   Preferred Stock, Cumulative, $100 Par Value
                                  Preferred Stock, Cumulative, $25 Par Value

Mississippi Power & Light Company Preferred Stock, Cumulative, $100 Par Value

New Orleans Public Service Inc.   Preferred Stock, Cumulative, $100 Par Value
                                  4 3/4% Preferred Stock, Cumulative, $100 Par
                                   Value

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for
the past 90 days.  Yes X    No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates, was $5.1 billion based on the reported last sale price of such stock on the New York Stock Exchange on February 28, 1995. Entergy Corporation is the sole holder of the common stock of Arkansas Power & Light Company, Gulf States Utilities Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc.


                  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 26, 1995, are incorporated by reference into Part III hereof.

                           TABLE OF CONTENTS

                                                                       Page
                                                                      Number

Definitions                                                               i
Part I
     Item   1. Business                                                   1
     Item   2. Properties                                                53
     Item   3. Legal Proceedings                                         53
     Item   4. Submission of Matters to a Vote of Security Holders       53
Part II
     Item   5. Market for Registrants' Common Equity and Related
               Stockholder Matters                                       54
     Item   6. Selected Financial Data                                   55
     Item   7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       55
     Item   8. Financial Statements and Supplementary Data               56
     Item   9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      341
Part III
     Item 10.  Directors and Executive Officers of the Registrants      341
     Item 11.  Executive Compensation                                   350
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                           359
     Item 13.  Certain Relationships and Related Transactions           363
Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                              364
Experts                                                                 365
Signatures                                                              366
Consents of Experts                                                     373
Reports of Independent Accountants on Financial Statement Schedules     380
Independent Auditors' Report on Financial Statement Schedules           381
Index to Financial Statement Schedules                                  S-1
Exhibit Index                                                           E-1


This combined Form 10-K is separately filed by Entergy Corporation, Arkansas Power & Light Company, Gulf States Utilities Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

This report (including the material incorporated herein by reference) must be read in its entirety. No one section of the report deals with all aspects of the subject matter.

                              DEFINITIONS

      Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym            Term

AFUDC               Allowance for Funds Used During Construction

Algiers             15th Ward of the City of New Orleans, Louisiana

ALJ                 Administrative Law Judge

Alliance            Alliance for Affordable Energy, Inc.

ANO                 Arkansas   Nuclear   One   Steam   Electric
                    Generating Station (nuclear)

ANO 1               Unit No. 1 of ANO

ANO 2               Unit No. 2 of ANO

AP&L                Arkansas Power & Light Company

APSC                Arkansas Public Service Commission

Arkansas District
 Court              United States District Court for the  Western
                    District of Arkansas

Availability
 Agreement          Agreement,  dated as of June  21,  1974,  as
                    amended, among System Energy and AP&L, LP&L, MP&L, and NOPSI, and the assignments thereof

Cajun               Cajun Electric Power Cooperative, Inc.

Capital Funds
 Agreement          Agreement,  dated as of June  21,  1974,  as
                    amended,   between  System  Energy   and   Entergy
                    Corporation, and the assignments thereof

CCLM Customer-Controlled Load Management (a DSM activity utilizing residential time-of-use rates)

City of New
  Orleans or City   New Orleans, Louisiana

CounciL             Council  of the City  of  New  Orleans, Louisiana

D.C. Circuit        United States Court of Appeals for the District of
                    Columbia Circuit

DOE                 United States Department of Energy

DSM Demand-Side Management (Least Cost Plan activities that influence electricity usage by consumers)

Eighth Circuit      United  States  Court of Appeals  for  the  Eighth
                    Circuit

EPAct               Energy Policy Act of 1992

Entergy or System   Entergy Corporation and its various  direct  and
                    indirect subsidiaries

Entergy Corporation Entergy   Corporation,  a  Delaware   corporation,
                    successor   to  Entergy  Corporation,  a   Florida
                    corporation

Entergy Enterprises Entergy Enterprises, Inc.

Entergy Operations  Entergy Operations, Inc.

Entergy Power       Entergy Power, Inc.

Entergy Services    Entergy Services, Inc.

EPA                 Environmental Protection Agency

EWG                 Exempt Wholesale Generator

February 4
  Resolution        The Resolution (including the Determinations
                    and Order referred to therein) adopted by the Council on February 4, 1988, disallowing the recovery by NOPSI of $135 million of previously deferred Grand Gulf 1 related costs

FERC                Federal Energy Regulatory Commission

Grand Gulf Station  Grand   Gulf  Steam  Electric  Generating  Station
                    (nuclear)

Grand Gulf 1        Unit No. 1 of the Grand Gulf Station (nuclear)

Grand Gulf 2        Unit No. 2 of the Grand Gulf Station (nuclear)

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil & Gas, Inc., and Southern Gulf Railway Company)

Holding Company
 Act Public Utility Holding Company Act of 1935, as amended

Independence
 Station            Independence   Steam  Electric   Generating
                    Station (coal)

Independence 2      Unit No. 2 of the Independence Station

IRS                 Internal Revenue Service

KV                  Kilovolts

KWH                 Kilowatt-Hour(s)

Least Cost Plan     Least  Cost  Integrated Resource Plan (combination
                    of demand- and supply-side resources to be used by Entergy to satisfy electricity demand)

LP&L                Louisiana Power & Light Company

LPSC                Louisiana Public Service Commission

MCF                 1,000 cubic feet of gas

Merger              The combination transaction, consummated  on
                    December   31,  1993,  by  which  GSU   became   a
                    subsidiary of Entergy Corporation and Entergy Corporation became a Delaware corporation

MP&L                Mississippi Power & Light Company

MPSC                Mississippi Public Service Commission

MW                  Megawatt(s)

Nelson  Unit  6     Unit No. 6 (coal) of the Nelson Steam  Electric
                    Generating Station

NISCO               Nelson Industrial Steam Company

1986 NOPSI
 Settlement         Settlement, effective March 25, 1986, between
                    NOPSI and the Council regarding NOPSI's Grand Gulf-related rate issues

1991 NOPSI
 Settlement         Settlement, retroactive to October 4,  1991,
                    among  NOPSI,  the Council, and the Alliance  that
                    settled  certain Grand Gulf 1 prudence issues  and
                    certain  litigation  related  to  the  February  4
                    Resolution

NOPSI               New Orleans Public Service Inc.

NRC                 Nuclear Regulatory Commission

PRP Potentially Responsible Party (a person or entity that may be responsible for remediation of environmental contamination)

PUCT                Public Utility Commission of Texas

PURPA               Public Utility Regulatory Policies Act

Rate Cap The level of GSU's retail electric base rates in effect at December 31, 1993, for the Louisiana retail jurisdiction, and the level in effect prior to the Texas Cities Rate Settlement for the Texas retail jurisdiction, that may not be exceeded for the five years following December 31, 1993

Reallocation
 Agreement          1981  Agreement, superseded  in  part  by  a
                    June  13, 1985 decision of FERC, among AP&L, LP&L,
                    MP&L, NOPSI, and System Energy relating to the sale of capacity and energy from the Grand Gulf
                    Station

Ritchie 2           Unit  No.  2  of the R. E. Ritchie Steam  Electric
                    Generating Station (gas/oil)

River Bend          River   Bend  Steam  Electric  Generating  Station
                    (nuclear), owned 70% by GSU.

RUS                 Rural  Utility Services (formerly the  Rural
                    Electrification Administration or "REA")

SEC                 Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards, promulgated by the Financial Accounting Standards Board

SRG&T               Sam Rayburn G&T, Inc.

SRMPA               Sam Rayburn Municipal Power Agency

System Agreement    Agreement, effective January 1, 1983, as modified,
                    among the System operating companies relating to the sharing of generating capacity and other power resources

System Energy       System Energy Resources, Inc.

System Fuels        System Fuels, Inc.

System  operating
 companies          AP&L, GSU,  LP&L,  MP&L,  and  NOPSI, collectively

Unit Power Sales
 Agreement          Agreement, dated as of June 10, 1982, as
                    amended and approved by FERC, among AP&L, LP&L, MP&L, NOPSI, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf 1

Waterford  3        Unit  No.  3 (nuclear) of  the  Waterford  Steam
                    Electric Generating Station

                                PART I

Item 1.  Business

                          BUSINESS OF ENTERGY

General

     Entergy Corporation was originally incorporated under the laws of the State of Florida on May 27, 1949. On December 31, 1993, Entergy Corporation merged with and into Entergy-GSU Holdings, Inc., a
Delaware corporation, which then changed its name to Entergy Corporation. Entergy Corporation is a holding company registered under the Holding Company Act and does not own or operate any significant physical properties. Entergy Corporation owns all of the outstanding common stock of five retail operating electric utility subsidiaries, AP&L, GSU, LP&L, MP&L, and NOPSI. AP&L was incorporated under the laws of the State of Arkansas in 1926; GSU was incorporated under the laws of the State of Texas in 1925; LP&L and NOPSI were incorporated under the laws of the State of Louisiana in 1974 and 1926, respectively; and MP&L was incorporated under the laws of the State of Mississippi in 1963. As of December 31, 1994, these operating companies provided electric service to approximately
2.4 million customers in the States of Arkansas, Louisiana, Mississippi, Tennessee and Texas. In addition, GSU furnished gas service in the Baton Rouge, Louisiana area, and NOPSI furnished gas service in the New Orleans, Louisiana area. GSU produces and sells, on an unregulated basis, process steam and by-product electricity supplied from its steam electric extraction plant to a large industrial customer. The business of the System is subject to seasonal fluctuations with the peak period occurring during the third quarter. During 1994, the System's electricity sales as a percentage of total System energy sales were: residential - 26.9%; commercial - 20.6%; and industrial - 42.1%. Electric revenues from these sectors as a percentage of total System electric revenues were: 36.3% - residential; 25.6% - commercial; and 31.3% - industrial. Sales to governmental and municipal sectors and to nonaffiliated utilities accounted for the balance of energy sales. The System's major industrial customers are in the chemical processing, petroleum refining, paper products, and food products industries.

     Entergy Corporation also owns all of the outstanding common stock of System Energy, Entergy Services, Entergy Operations, Entergy Power, and Entergy Enterprises. System Energy is a nuclear generating company that was incorporated under the laws of the State of Arkansas in 1974. System Energy sells the capacity and energy at wholesale from its 90% interest in Grand Gulf 1 to its only customers, AP&L, LP&L, MP&L, and NOPSI (see "Capital Requirements and Future Financing
- Certain System Financial and Support Agreements - Unit Power Sales Agreement," below). System Energy has approximately a 78.5% ownership interest and an 11.5% leasehold interest in Grand Gulf 1. Entergy Services, a Delaware corporation, provides general executive, advisory, administrative, accounting, legal, engineering, and other services to the System companies, generally at cost. Entergy Operations, a Delaware corporation, is a nuclear management company that operates ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of AP&L, GSU, LP&L, and System Energy, respectively. Entergy Power, a Delaware corporation, is an independent power producer that owns 809 MW of generating capacity and markets its capacity and energy in the wholesale market outside Arkansas and Missouri and in markets not otherwise presently served by the System. (For further information on regulatory proceedings related to Entergy Power, see "Rate Matters and Regulation - Rate
Matters - Wholesale Rate Matters - Entergy Power," below). Entergy Enterprises is a nonutility company incorporated under Delaware law that investigates and develops energy-related projects and other businesses whose products and activities are or may be of benefit to the System's utility business (see "Corporate Development," below). Entergy Enterprises also markets outside the System technical expertise, products, and services developed by the System companies that have commercial value beyond their use in the System's operations and provides services to certain nonutility companies in the System. Entergy Corporation has formed subsidiaries to participate in utility projects located outside the System's retail service territory, both domestically and in foreign countries (see "Corporate Development," below).

      AP&L, LP&L, MP&L, and NOPSI own 35%, 33%, 19%, and 13%, respectively, of all the common stock of System Fuels, a non-profit subsidiary incorporated in Louisiana that implements and/or maintains certain programs to procure, deliver, and store fuel supplies for the System.

      GSU has four wholly-owned subsidiaries: Varibus Corporation, GSG&T, Inc., Southern Gulf Railway Company, and Prudential Oil & Gas, Inc. Varibus Corporation operates intrastate gas pipelines in Louisiana, which are used primarily to transport fuel to two of GSU's generating stations. GSG&T, Inc. owns the Lewis Creek Station, a gas-fired generating plant, which is leased to and operated by GSU. Southern Gulf Railway Company owns and will operate several miles of rail track being constructed in Louisiana for the purpose of transporting coal for use as a boiler fuel at Nelson Unit 6. Prudential Oil & Gas, Inc., which was formerly in the business of exploring, developing, and operating oil and gas properties in Texas and Louisiana, is presently inactive.

Entergy Corporation-GSU Merger

      On December 31, 1993, GSU became a wholly-owned subsidiary of Entergy Corporation. As consideration to GSU's shareholders, Entergy Corporation paid $250 million in cash and issued 56,695,724 shares of its common stock, based upon a valuation of $35.8417 per share, in exchange for outstanding shares of GSU common stock. See "Rate
Matters and Regulation - Regulation - Other Regulation and Litigation," for information on requests for rehearing and appeals of certain regulatory approvals of the Merger.

      Unless otherwise noted, consolidated financial and statistical information contained in this report for the years ended December 31, 1994 and 1993 (such as assets, liabilities, and property) includes the associated GSU amounts. Consolidated financial and statistical information (such as revenues, sales, and expenses) for the year ended December 31, 1994 includes such GSU amounts, while periods ending before January 1, 1994 do not include GSU amounts; those amounts are presented separately for GSU herein.

Certain Industry and System Challenges

      The System's business is affected by various challenges and issues including those that confront the electric utility industry in general. These issues and challenges include:

  -     an    increasingly   competitive   environment   (see
        "Competition," below);

  - adaptation to structural changes in the electric utility industry and changes in the regulation of generation and transmission of electricity (see "Competition - General" below);

  - continued cost management (particularly in the area of operation and maintenance costs at nuclear units) to improve financial results and to minimize or eliminate the need for rate increase requests and, to the extent possible, accommodate rate reductions while maintaining profitability (see "Rate Matters and Regulation - Rate Matters - Retail Rate Matters," below);

  -     achieving cost savings anticipated with the Merger;

  - compliance with regulatory requirements with respect to nuclear operations (see "Rate Matters and Regulation - Regulation - Regulation of the Nuclear Power Industry," below) and environmental matters (see "Rate Matters and Regulation - Regulation - Environmental Regulation," below);

  - achieving enhanced earnings despite lower authorized returns and slow growth in the domestic utility business (see "Corporate Development," below);

  -     resolving   GSU's   major   contingencies,   including
        potential write-offs and refunds related to River Bend (see "Rate Matters and Regulation - Rate Matters - Retail Rate Matters - GSU," below), litigation with Cajun relating to its ownership interest in River Bend, and Cajun's bankruptcy proceedings (see "Rate Matters and Regulation - Regulation - Other Regulation and Litigation - GSU," below); and

  -     the  implementation of a proposed  accounting  standard
        that describes the circumstances in which assets are determined to be impaired, which may eventually be applied to stranded investments as discussed below. (see Entergy Corporation and Subsidiaries' "Management's Financial Discussion and Analysis - Significant Factors and Known Trends").

Corporate Development

     Entergy Corporation continues to consider opportunities to expand its utility and utility related businesses that are not regulated by state and local regulatory authorities (nonregulated businesses). Entergy Corporation's investment strategy is to invest in nonregulated business opportunities that have the potential to earn a greater rate of return than its regulated utility operations, and Entergy Corporation may invest up to approximately $150 million per year for the next several years in nonregulated businesses. Entergy Corporation's nonregulated businesses currently fall into two broad categories: power development and new technology related to the utility business. Entergy Corporation made investments in Argentina's and Pakistan's electric energy infrastructure, as described below, and is pursuing additional projects in North America, Central America, South America, Europe, and Asia. Entergy Corporation opened an office in Hong Kong in 1994 and expects to open offices in South America and Europe in 1995. Entergy Corporation is negotiating in China to participate in two power generation projects, Datong and Taishan, which are expected to receive final approval in 1995 or 1996. The Datong and Taishan projects involve the expansion of an existing coal-fired plant and construction of additional coal-fired plants. To date, Entergy Corporation has made no investment in these projects; however, Entergy Corporation's share of these projects may total approximately $115 million. In addition, Entergy Corporation is exploring the possibility to provide telecommunications services that allow customers to control energy usage.

      Current investments in nonregulated businesses include the following:


           (1)   In  1990, Entergy Power purchased from AP&L  100%  of
     Ritchie 2 and 31 1/2% of Independence 2. Entergy Power is currently selling capacity and energy from both plants. Entergy Corporation originally financed Entergy Power principally with a note between itself and Entergy Power. This note is scheduled to expire on June 30, 1995. As of December 31, 1994, this note amounted to $221.5 million. In 1994, Entergy Power requested, but has not yet received, authorization from the SEC to convert amounts outstanding under the note plus accrued interest to a capital contribution.

            (2) Entergy Corporation's subsidiary, Entergy Power Development Corporation an EWG under the provisions of the EPAct, through its subsidiary, Entergy Richmond Power Corporation (which is also an EWG), owns a 50% interest in an independent power plant in Richmond, Virginia. The power plant is jointly-owned and operated by the Enron Power Corporation (Enron), a developer of independent power projects. The plant has a 25-year contract to sell electricity to Virginia Electric & Power Company (VEPCO). Entergy Corporation's investment in the project totals approximately $13.5 million. Entergy Corporation has been notified by Enron that, prior to 1994, the facility did not met the FERC efficiency test to maintain qualifying facility status as required by the contract with VEPCO. Enron has indicated that the facility has met the test in 1994. The failure to meet the test prior to 1994 could result in a default under the VEPCO contract. However, Entergy Richmond Power Corporation, Enron, and VEPCO are currently involved in negotiations to amend the contract to resolve this issue.

          (3) Entergy Enterprises has a 7.9% equity interest in First Pacific Networks, Inc. (FPN), a communications company, and has a license from FPN in connection with utility applications being jointly developed by Entergy Enterprises and FPN, for FPN's patented communications technology. Entergy Enterprises' investment in FPN is approximately $11.8 million, of which $9.5 million is equity investment.

           (4) Entergy Enterprises' subsidiary, Entergy Systems and Service, Inc. (Entergy SASI), holds a 9.95% equity interest in Systems and Service International, Inc. (SASI), a manufacturer of efficient lighting products. Entergy SASI distributes such products in conjunction with providing various energy management services to its customers. Entergy SASI also made a loan to SASI, acquired the business and assets of SASI's distribution subsidiary, and entered into an agreement to distribute SASI's products. Entergy Enterprises' investment in Entergy SASI is approximately $13.5 million of which $2.3 million is invested in SASI common stock. Entergy Corporation has provided to Entergy SASI $72.3 million in loans, as of December 31, 1994, to fund Entergy SASI's installment sale agreements with its customers.

            (5)   Entergy  Corporation's  subsidiary,  Entergy,  S.A.,
     participated in a consortium with other nonaffiliated companies that acquired a 60% interest in Argentina's Costanera steam electric generating facility consisting of seven natural gas- and oil-fired generating units, with a total installed capacity of 1,260 MW. Entergy Corporation's initial investment to acquire its 10% interest in the consortium was approximately $10.5 million and its maximum financial obligation currently authorized by the SEC in connection with this investment is $22.5 million.

           (6) Entergy Corporation, through two subsidiaries, Entergy Argentina, S.A., and Entergy Argentina, S.A. Ltd., participated in a consortium with other nonaffiliated companies that acquired a 51% interest in a foreign electric distribution company providing service to Buenos Aires, Argentina. Entergy Corporation's initial investment to acquire its 10% interest in the consortium was approximately $58.2 million and its maximum financial obligation currently authorized by the SEC in connection with this investment is $77.5 million.

           (7) Entergy Corporation, through its subsidiary, Entergy Transener, S.A., participated in a consortium with other nonaffiliated companies that acquired a 65% interest in a foreign transmission system providing service in Argentina. Entergy Corporation's initial investment in the project totals
     approximately   $20.5   million.       Depending     upon     the
     consortium's ability to continue its financing of a portion of its investment in the transmission system, Entergy Corporation could be required in 1995 to increase its investment by approximately $9 million.

          (8) In 1994, Entergy Corporation, through a new subsidiary, Entergy Pakistan, Ltd., acquired a 10% interest in the Hub River steam electric generating facility under development in Pakistan. Entergy Corporation's initial investment to acquire its 10% interest in the consortium was $50.2 million.

      In 1994, Entergy Corporation's nonregulated investments reduced consolidated net income by approximately $31.7 million. In the near term, these investments are unlikely to have a positive effect on Entergy Corporation's earnings; but management believes that these investments will contribute to future earnings growth. These investments may involve a higher degree of risk than domestic regulated utility enterprises.

      International operations are subject to the risks inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local governmental enterprises, and other restrictive actions. Changes in the relative value of currencies take place from time to time and their effects may be favorable or unfavorable on results of operations. In addition, there are exchange control restrictions in certain countries relating to repatriation of earnings.

Selected Data

      Selected customer and sales data for 1994 are summarized in the following tables:

                     1994 - Selected Customer Data

                                                          Customers as of
                                                          December 31, 1994
                             Area Served                Electric       Gas
    AP&L       Portions of Arkansas                       599,702        -
    GSU        Portions of Texas and Louisiana            595,348     86,416
    LP&L       Portions of Louisiana                      607,002        -
    MP&L       Portions of Mississippi                    367,692        -
    NOPSI      City of New Orleans, except Algiers, which
                 is provided electric service by LP&L     189,836    153,259
                                                        ---------    -------
    System                                              2,359,580    239,675
                                                        =========    =======

              1994 - Selected Electric Energy Sales Data

                                                                     System  Entergy
                             AP&L    GSU     LP&L    MP&L    NOPSI   Energy  System
                                             (Millions of KWH)
Electric Department:
 Sales to retail
  customers                 15,841  28,763  29,064  10,480   5,396       -  89,544
 Sales for resale:
   - Affiliates             10,428   2,676      10   1,079      92   8,653       -
   - Others                  5,069     840     776     512     202       -   7,908
                            ------------------------------------------------------
  Total                     31,338  32,279  29,850  12,071   5,690   8,653  97,452
Steam Department:
   - Sales to steam
     products customer           -   1,659       -       -       -       -   1,659
                            ------------------------------------------------------
  TOTAL                     31,338  33,938  29,850  12,071   5,690   8,653  99,111
                            ======================================================
Average use per
  residential
  customer (KWH)            10,743  14,220  13,945  12,777  11,076       -  12,793
                            ======================================================

      NOPSI sold 16,982,648 MCF of natural gas to retail customers in 1994. Revenues from natural gas operations for each of the three years in the period ended December 31, 1994 were material for NOPSI, but not material for the System (see "Industry Segments" below for a description of NOPSI's business segments).

      GSU sold 6,967,018 MCF of natural gas to retail customers in 1994. Revenues from natural gas operations for each of the three years in the period ended December 31, 1994 were not material for GSU.

     See "Entergy Corporation and Subsidiaries Selected Financial Data
- Five-Year Comparison," and "Selected Financial Data - Five-Year Comparison of AP&L, GSU, LP&L, MP&L, NOPSI and System Energy," (which follow each company's notes to financial statements herein) for further information with respect to operating statistics.

Employees

      As of December 31, 1994, Entergy had 16,037 employees as follows:

      Full-time:
      Entergy Corporation                     -
      AP&L                                2,423
      GSU                                 2,656
      LP&L                                1,539
      MP&L                                1,186
      NOPSI                                 660
      System Energy                           -
      Entergy Operations                  4,313
      Entergy Services                    2,631
      Other Subsidiaries                    494
                                         ------
       Total Full-time                   15,902
      Part-time                             135
                                         ------
       Total Entergy System              16,037
                                         ======
Competition

       General. Entergy and the electric utility industry are experiencing increased competitive pressures in both the retail and wholesale markets. The economic, social, and political forces behind these competitive pressures are numerous and complex. These pressures include legislative and regulatory changes, technological advances, consumer demands, greater availability of natural gas, environmental needs, and other factors. These competitive pressures present opportunities to compete for new customers, as well as risks for loss of customers.

      On October 24, 1992, Congress passed the EPAct. The EPAct addresses a wide range of energy issues and alters the way Entergy and the rest of the electric utility industry will operate in the future. The EPAct creates exemptions from regulation under the Holding Company Act and creates a class of EWG's consisting of utility affiliates and nonutilities that own and operate facilities for the generation and transmission of power for sales at wholesale. The EPAct also gives FERC the authority to order investor-owned utilities, including the System operating companies, to transmit power and energy to or for wholesale purchasers and sellers. This creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. FERC may also require electric utilities to increase their transmission capacity to provide these services. The System operating companies jointly filed open access transmission service tariffs with FERC, and subsequent modifications to such tariffs were filed in October 1994 in order to bring the companies into compliance with FERC's evolving "comparability" standard for transmission. For further information, see "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters," below.

      Retail wheeling, the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's area of service, is also evolving. Over a dozen states have been or are studying the concept of retail competition. In April 1994, the state of Michigan initiated a five-year experiment that allows limited competition among public utilities. During the same month, the California Public Utilities Commission proposed to deregulate that state's electric power industry, starting on January 1, 1996, to allow the largest industrial customers to select the lowest cost supplier for electricity service. Under the proposal, by the year 2002, smaller companies and residential customers in California would also be able to buy power from any suppliers. The California Public Utilities Commission is currently reviewing its proposal and is expected to make a ruling in the first half of 1995. The retail market for electricity is expected to become more competitive with such moves toward deregulation.

      In some areas of the country, municipalities (or comparable entities) whose residents are served at retail by an investor-owned utility pursuant to a franchise are exploring the possibility of establishing new or extending existing distribution systems or seeking new delivery points in order to serve retail customers, especially large industrial customers, that currently receive service from an investor-owned utility. These options depend on the terms of a utility's franchise as well as on state law and regulation. In addition, FERC's authority to order utilities to transmit for a new or expanding municipal system is limited in certain respects. Where successful, however, the establishment of a municipal system or the acquisition by a municipal system of a utility's customers could result in the inability to recover costs that the utility has incurred in serving those customers.

      In  mid-1994,  FERC  issued  a  notice  of  proposed  rulemaking concerning a regulatory framework for dealing with recovery of stranded costs, such as high cost nuclear generating units, which may be incurred by electric utilities as a result of increased competition. In addition to addressing recovery of stranded costs related to wholesale service, the proposal requested comment as to recovery of retail stranded costs in transmission rates where state regulatory authorities failed to address the issue or were in conflict. Comments and reply comments have been filed, and the matter is pending. The risk of exposure to stranded costs which may result from competition in the industry will depend on the extent and timing of retail competition, the resolution of jurisdictional issues concerning stranded cost recovery, and the extent to which such costs are recovered from departing or remaining customers, among other matters.

     Wholesale Competition. Entergy, like other utility systems, has generating capacity and energy available from time to time for sale to other utility systems. Entergy Power owns 809 MW of generating capacity, and the first priority of use for this capacity is for wholesale sales. The System operating companies may use energy from Entergy Power's capacity for native load needs if no wholesale transactions have been scheduled. The System is in competition with other utilities to sell capacity and energy. Given this competition, the ability of the System to sell capacity and energy to other utilities is limited. However, in 1994, the System sold 7,908 million KWH of energy (compared to 8,291 million KWH in 1993) to nonaffiliated utilities. The System also sold 1,213 MW of long-term capacity (compared to 1,234 MW in 1993) to nonaffiliated utilities outside of the area served by the System. These capacity sales represent 6% of the System's net capability at year-end 1994. Under AP&L's and LP&L's Grand Gulf 1 rate orders, and under GSU's River Bend rate order in Louisiana, a portion of the capacity of Grand Gulf 1 and River Bend represents capacity that is available for sale, subject to regulatory approval, to nonaffiliated parties. In some cases, profits from such sales must be shared between ratepayers and shareholders.

      As discussed in "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - Open Access Transmission," below, Entergy Power and the System operating companies have been permitted by FERC to make wholesale capacity sales in bulk power markets at rates based primarily upon negotiation and market conditions rather than cost of service. In order to receive authorization to make such sales, AP&L, LP&L, MP&L, and NOPSI also filed with FERC open access transmission service tariffs. FERC approved this filing, subject to certain modifications. Revisions to the tariffs were filed in December 1993 to recognize GSU's inclusion in the Entergy System. On July 12, 1994, the D.C. Circuit issued an opinion finding that FERC's failure to conduct an evidentiary hearing with respect to the proposed transmission tariffs and related matters was arbitrary and capricious, and that FERC failed to adequately explain its approval of certain provisions in the tariffs, including a provision allowing Entergy to seek recovery in transmission rates of "stranded investment" costs resulting from the provision of transmission service. The case was remanded to FERC for further proceedings. On October 31, 1994, Entergy Services filed revised transmission tariffs with FERC in response to the D.C. Circuit's remand. These tariffs provide both point-to-point and network transmission services and are intended to provide "comparability of service" over the Entergy transmission network. On January 6, 1995, FERC issued an order accepting the tariffs for filing and making them effective, subject to refund. On January 25, 1995, Entergy Services filed revised transmission tariffs in response to FERC's order. In addition, FERC set Entergy's market pricing authority for investigation, thereby making Entergy's market price rate schedules subject to refund. The market price rate investigation has been deferred by FERC until conclusion of the transmission tariff case, and an order is expected to be issued no later than January 15, 1997. It is anticipated that these tariffs will enable any electric utility (as defined in such tariffs) to use Entergy `s integrated transmission system for the transmission of capacity and energy produced and sold by such electric utility or by third parties. Other similar open access transmission tariffs have also been filed with FERC by several large utility companies or systems and more open access transmission tariffs are anticipated. Concurrently, capacity resources are being developed and used to make wholesale sales from a range of non-traditional sources, including nonutility generators as well as cogenerators and small power producers qualifying under PURPA.

      These developments simultaneously produce increased marketing opportunities for utility systems such as Entergy and expose the System to loss of load or reduced sales revenues due to displacement of System sales by alternative suppliers with access to the System's primary areas of service. Entergy Power was formed to compete with other utilities and independent power producers in the bulk power market. As of December 31, 1994, Entergy Power has accumulated total losses from operations of $67.1 million. Entergy Power has entered into several long-term contracts for the sale of capacity and associated energy from its resources and has also made short-term capacity and energy sales. In 1994, Entergy Power sold 460 million KWH of energy to nonaffiliated utilities, and sold 332 MW of capacity, at the time of the Entergy system peak, to nonaffiliated utilities. Entergy Power actively markets its capacity and energy in the bulk power market. The System operating companies and Entergy Power have separate marketing staffs and may on occasion compete for the same bulk power sale opportunities. (See "Corporate Development," above, for information with respect to a wholly-owned subsidiary of Entergy, Entergy Power Development Corporation, organized as an EWG to compete in the wholesale power market.)

      Retail Competition. Many of Entergy's industrial customers, whose costs of production are energy-sensitive, have energy alternatives such as fuel switching, cogeneration, and production shifting. Entergy is constantly working with these customers to address their needs. It is the practice of the System operating companies to negotiate the renewal of contracts with large industrial customers prior to their expiration. In certain cases (particularly for GSU), contracts or special tariffs that use flexible pricing have been negotiated with industrial customers to keep these customers on the System. These contracts and tariffs have generally resulted in increased KWH sales at lower margins over incremental cost. While the System operating companies anticipate they will be successful in renegotiating such contracts, there can be no assurance that they will be successful or that future revenues will not be lost to other forms of generation. Since PURPA was enacted in 1978, the System operating companies have been largely successful in retaining industrial load. This competitive challenge will likely increase.

      Cogeneration is generally defined as the combined production of electricity and some other useful form of heat, typically steam. Cogenerated power may be either sold by its producer to the local utility at its avoided cost under PURPA, and/or utilized by the cogenerator to displace purchases from the utility. To the extent that cogeneration is used by industrial customers to meet their own power requirements, the System may suffer loss of industrial load. Cogenerated power delivered to the System would be purchased at avoided cost, which for a number of years is expected to be equivalent to avoided energy cost, and, as such, the cost of these purchases would not impact earnings. To date, only a few cogeneration facilities have been installed in areas served by the System, excluding the GSU area of service. Since PURPA was enacted in 1978, the primary purpose of these facilities is to displace power that was purchased from the System. The economic advantage to the customer is generally due to the customer having waste products that can be used as fuel and/or customers that have an attractive electrical thermal ratio. Presently, the loss of load to cogeneration and the amount of cogenerated power delivered under PURPA to the System are not significant, except in GSU's area of service. The System is prepared to participate (subject to regulatory approval) in various phases of the design, construction, procurement, and ownership of cogeneration facilities. The System has entered into several cogeneration deferral agreements with certain of its retail customers, which give the System the right of first refusal to participate in any of such customers' cogeneration activities. Such participation could occur in the event there are individual customers whose long-term interests, along with Entergy's, can best be served by installing cogeneration facilities. No such participation has occurred to date, except by GSU.

      Existing qualifying facilities in GSU's area of service are estimated to total approximately 2,400 MWs or over 10% of Entergy's total owned and leased generating capability as of December 31, 1994. GSU believes that no significant load will be lost to cogeneration projects during the next several years; however, GSU is currently negotiating with a large industrial customer whose contract is scheduled to expire in 1997. If the contract is not renewed, GSU would lose approximately $40 million in annual base revenues.

      Although GSU has competed in the past for various retail and wholesale customers, the System is not otherwise generally in direct competition with privately-owned or municipally-owned electric utilities for retail sales. A few municipalities within the area of service of the System operating companies distribute electricity within their corporate limits and some of these municipalities generate all or a portion of their requirements. A number of electric cooperative associations or corporations serve a substantial number of retail customers in or adjacent to areas served by the System operating companies. Sales of energy by the System to privately- or municipally-owned utilities amounted to approximately 3.3% of total System energy sales in 1994. As noted above, municipalities in other areas of the country are seeking to expand their customers bases, to find alternate sources of electricity, and/or to set up new distribution systems.

      Legislatures and regulatory commissions in several states have considered, or are considering, retail wheeling. Retail wheeling would permit retail customers to purchase electric capacity and/or energy from the electric utility in whose area of service they are located or from other electric utilities or independent power producers. Retail wheeling is not currently required within the Entergy System's area of service. See "Rate Matters and Regulation - Regulation - Other Regulation and Litigation," below for information on proceedings brought by Cajun seeking transmission access to certain of GSU's industrial customers.

      Least Cost Planning. The System continues to pursue least cost planning, also known as integrated resource planning, in order to compete more effectively in both retail and wholesale markets. Least cost planning is the development of strategies to add resources to meet future electricity demands reliably and at the lowest possible cost. The least cost planning process includes the study of electric supply- and demand-side options. The resulting plan uses demand-side options, such as changing customer consumption patterns, to limit electricity usage during times of peak demand, thus delaying the need for new capacity resources. Least cost planning offers the potential for the System to minimize customer costs, while providing an opportunity to earn a return.

      On December 1, 1992, AP&L, LP&L, MP&L, and NOPSI each filed a Least Cost Plan with its respective regulator, and on July 1, 1993, each company filed a refined action plan with its respective regulator. Each Least Cost Plan detailed the resources that the System intended to use to provide reasonably priced, reliable electric service to its customers over the next 20 years. Such plans included 925 MW of DSM resources, such as programs for efficient air conditioning and heating, high efficiency lighting, and CCLM. The plans also included significant resource additions, but did not contemplate construction of any new generating facilities. All incremental supply-side resources would come from either delayed retirements or repowering of existing generating units. Each Least Cost Plan included specific actions that the System would undertake pursuant to regulatory approval, including the recovery of costs associated with DSM.

      In 1994, the System substantially revised the approach to least cost planning that was used to prepare the above December 1, 1992 and July 1, 1993 filings made with the APSC, LPSC, MPSC, and the Council. At MP&L's request, the MPSC dismissed MP&L's Least Cost Plan filing without prejudice. AP&L and LP&L have requested that their respective retail regulators allow the withdrawal of their Least Cost Plans. Furthermore, AP&L, LP&L, MP&L, and NOPSI have requested that their retail regulators allow for significant changes in the integrated planning process and filings.

      The System remains committed to employing integrated resource planning tools. However, the increasingly competitive nature of the market place for electric services mandates changes in the planning process. First, the System has indicated that it intends to use the Ratepayer Impact Measure (RIM) as the screening criterion for all DSM programs, including those DSM measures targeted at strategic load growth. This criterion was adopted because programs selected under this screen will minimize the rate impacts of any programs on all customers. Second, the System has indicated that it will not seek special rate treatment, such as rate riders, for the costs of programs or to compensate for lost revenues as a result of DSM for programs selected using the RIM criterion. Finally, the System has indicated that it will file with the retail regulators, for informational purposes only, a revised integrated resource plan in the fourth quarter of 1995 (for further information, see "Rate Matters and Regulation - Rate Matters - Retail Rate Matters," below).

               CAPITAL REQUIREMENTS AND FUTURE FINANCING


      Construction expenditures by company (including environmental expenditures, which are immaterial, and AFUDC, but excluding nuclear fuel) for the period 1995-1997 are estimated as follows:

                         1995     1996    1997     Total
                                (In Millions)

      AP&L               $155     $155    $155    $  465
      GSU                 177      177     177       531
      LP&L                115      115     115       345
      MP&L                 68       68      68       204
      NOPSI                29       29      29        87
      System Energy        22       22      19        63
      Entergy Power         2        2       2         6
                         ----     ----    ----    ------
         System          $568     $568    $565    $1,701
                         ====     ====    ====    ======
     No significant construction costs are expected in connection with the System's generating facilities. Actual construction costs may vary from these estimates because of a number of factors, including
changes   in   load   growth  estimates,  changes   in   environmental
regulations,  modifications  to  nuclear  units  to  meet   regulatory
requirements, increasing costs of labor, equipment and materials, and cost of capital.

       In addition to construction expenditure requirements, the estimated amounts required during 1995-1997 to meet scheduled long-term debt and preferred stock maturities and cash sinking fund requirements are: AP&L - $107 million; GSU - $375 million; LP&L - $160 million; MP&L - $253 million; NOPSI - $93 million; and System Energy - $365 million. A substantial portion of these capital and refinancing requirements is expected to be satisfied from internally generated funds  and  cash  on hand, supplemented by the issuance  of  debt  and preferred stock. Certain System companies may also continue with the acquisition or refinancing of all, or a portion of, certain outstanding series of preferred stock and long-term debt in order to achieve cost savings.

     Entergy Corporation's current primary capital requirements are to invest periodically in, or make loans to, its subsidiaries. Entergy Corporation has SEC authorization to make additional investments in Entergy Power, Entergy S.A., and Entergy Argentina, S.A., and has applied for authorization to make additional investments in Entergy SASI and Entergy Enterprises. Entergy Corporation expects to meet these capital requirements in 1995-1997 with internally generated funds and cash on hand. Entergy receives funds through dividend distributions from its subsidiaries. Certain restrictions may limit the amount of these distributions. See Entergy Corporation and Subsidiaries' Notes to Consolidated Financial Statements, Note 2, "Rate and Regulatory Matters" and Note 8, "Commitments and
Contingencies," regarding River Bend rate appeals and pending litigation with Cajun. Substantial write-offs or charges resulting from adverse rulings in these matters could adversely affect GSU's ability to continue to pay dividends.

      Entergy Corporation continues to consider new opportunities to expand its electric energy business, including expansion into related nonregulated businesses. Entergy Corporation may invest up to approximately $150 million per year over the next several years in nonregulated business opportunities. Entergy Corporation expects to fund these investments using internally generated funds and cash on hand Also, Entergy Corporation may repurchase, from time to time, shares of its outstanding common stock. Market conditions and board authorization determine the amount of repurchases. Entergy Corporation has requested, but has not yet received, SEC authorization for a $300 million bank line of credit, the proceeds of which may be used for common stock repurchases and other investment activities. In addition, Entergy Corporation's non-regulated businesses may seek external financing, subject to receipt of any necessary regulatory approval.

       (For further information on the capital and refinancing requirements, capital resources, and short-term borrowing arrangements of AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy, respectively, refer in each case to AP&L's, GSU's, LP&L's, MP&L's, NOPSI's, and System Energy's "Management's Financial Discussion and Analysis - Liquidity and Capital Resources," Note 4 of AP&L's, GSU's, LP&L's, MP&L's, NOPSI's, and System Energy's Notes to Financial Statements, "Lines of Credit and Related Borrowings," Note 5 of AP&L's and NOPSI's Notes to Financial Statements, "Preferred Stock," Note 5 of GSU's
Notes to Financial Statements, "Preferred, Preference and Common Stock," Note 5 of LP&L's and MP&L's Notes to Financial Statements, "Preferred and Common Stock," Note 6 of AP&L's, GSU's, LP&L's, MP&L's, and NOPSI's and Note 5 of System Energy's Notes to Financial Statements, "Long-Term Debt," and Note 8 of AP&L's, GSU's, LP&L's, MP&L's, and NOPSI's and Note 7 of System Energy's Notes to Financial Statements, "Commitments and Contingencies - Capital Requirements and Financing." For further information concerning Entergy Corporation's capital requirements and resources, refer to Entergy Corporation and Subsidiaries' "Management's Financial Discussion and Analysis - Liquidity and Capital Resources," and Note 4 of Entergy Corporation and Subsidiaries' Notes to Consolidated Financial Statements, "Lines of Credit and Related Borrowings.")

Certain System Financial and Support Agreements

      Unit Power Sales Agreement. The Unit Power Sales Agreement allocates capacity and energy from System Energy's 90% ownership and leasehold interests in Grand Gulf 1 (and the costs related thereto) to AP&L (36%), LP&L (14%), MP&L (33%), and NOPSI (17%), respectively. AP&L, LP&L, MP&L, and NOPSI pay rates to System Energy for their respective entitlements of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered, so long as Grand Gulf 1 remains in commercial operation. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf 1 and upon the receipt of payments from AP&L, LP&L, MP&L, and NOPSI. (See "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - System Energy," below for further information with respect to proceedings relating to the Unit Power Sales Agreement.)

      Availability Agreement. The Availability Agreement was entered into among System Energy and AP&L, LP&L, MP&L, and NOPSI in 1974 in connection with the financing by System Energy of the Grand Gulf Station. The agreement provided that System Energy would join in the agreement among AP&L, LP&L, MP&L, and NOPSI for the sharing of generating capacity and other capacity and energy resources on or before the date on which Grand Gulf 1 was placed in commercial operation. It also provided that System Energy would make available to AP&L, LP&L, MP&L, and NOPSI all capacity and energy available from System Energy's share of the Grand Gulf Station. System Energy and AP&L, LP&L, MP&L, and NOPSI further agreed that if the Availability Agreement were terminated, or if any of the parties thereto withdrew from it, then System Energy would enter into a separate agreement with all such parties or the withdrawing party, as the case may be, with respect to the purchase of capacity and energy on the same terms as if the Availability Agreement were still controlling.

      AP&L, LP&L, MP&L, and NOPSI also agreed severally to pay System Energy monthly for the right to receive capacity and energy available from the Grand Gulf Station in amounts that (when added to any amounts received by System Energy under the Unit Power Sales Agreement, or otherwise) would be at least equal to System Energy's total operating expenses for the Grand Gulf Station (including depreciation at a specified rate) and interest charges.

     As amended to date, the Availability Agreement provides that:

  - the obligations of AP&L, LP&L, MP&L, and NOPSI for payments for Grand Gulf 1 became effective upon commercial operation of Grand Gulf 1 on July 1, 1985;

  -    the  sale of capacity and energy generated by the Grand
       Gulf Station may be governed by a separate power purchase agreement among System Energy and AP&L, LP&L, MP&L, and NOPSI;

  -    the   September  1989  write-off  of  System  Energy's
       investment in Grand Gulf 2, amounting to approximately $900 million, will be amortized for Availability Agreement purposes over 27 years rather than in the month the write-off was recognized on System Energy's books; and

  -    the  allocation  percentages  under  the  Availability
       Agreement are fixed as follows: AP&L - 17.1%; LP&L - 26.9%; MP&L - 31.3%; and NOPSI - 24.7%.

      As noted above, the Unit Power Sales Agreement provides for different allocation percentages for sales of capacity and energy from Grand Gulf 1. However, the allocation percentages under the Availability Agreement remain in effect and would govern payments made thereunder in the event of a shortfall of funds available to System Energy from other sources, including payments by AP&L, LP&L, MP&L, and NOPSI to System Energy under the Unit Power Sales Agreement.

      System Energy has assigned its rights to payments and advances from AP&L, LP&L, MP&L, and NOPSI under the Availability Agreement as security for its first mortgage bonds and reimbursement obligations to certain banks providing the letters of credit in connection with the equity funding of the sale and leaseback transactions described under "Sale and Leaseback Arrangements - System Energy," below. In these assignments, AP&L, LP&L, MP&L, and NOPSI further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (if, for example, FERC reduced or disallowed such payments as constituting excessive rates; see the second succeeding paragraph), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

      Each of the assignment agreements relating to the Availability Agreement provides that AP&L, LP&L, MP&L, and NOPSI shall make payments directly to System Energy. However, if there is an event of default, AP&L, LP&L, MP&L, and NOPSI must make those payments directly to the holders of indebtedness secured by such assignment agreements. The payments must be made pro rata according to the amount of the respective obligations secured.

      The obligations of AP&L, LP&L, MP&L, and NOPSI to make payments under the Availability Agreement are subject to the receipt and continued effectiveness of all necessary regulatory approvals. Sales of capacity and energy under the Availability Agreement would require that the Availability Agreement be submitted to FERC for approval with respect to the terms of such sale. No filing with FERC has been made because sales of capacity and energy from the Grand Gulf Station are being made pursuant to the Unit Power Sales Agreement. Other aspects of the Availability Agreement, including the obligations of AP&L, LP&L, MP&L, and NOPSI to make subordinated advances, are subject to the jurisdiction of the SEC under the Holding Company Act, whose approval has been obtained. If, for any reason, sales of capacity and energy are made in the future pursuant to the Availability Agreement, the jurisdictional portions of the Availability Agreement would be submitted to FERC for approval. (Refer to the second preceding paragraph.)

      Amounts that have been received by System Energy under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Consequently, no payments under the Availability Agreement by AP&L, LP&L, MP&L, and NOPSI have ever been required. If AP&L, LP&L, MP&L, or NOPSI became unable in whole or in part to continue making payments to System Energy under the Unit Power Sales Agreement, and System Energy were unable to procure funds from other sources sufficient to cover any potential shortfall between the amount owing under the Availability Agreement and the amount of continuing payments under the Unit Power Sales Agreement plus other funds then available to System Energy, LP&L and NOPSI could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments. The amount, if any, that these companies would become liable to pay or advance, over and above amounts they would pay under the Unit Power Sales Agreement for capacity and energy from Grand Gulf 1, would depend on a variety of factors, including, but not limited to, the amount of any such shortfall and System Energy's access to other funds. It cannot be predicted whether any such claims or demands, if made and upheld, could be satisfied. In NOPSI's case, if any such claims or demands were upheld, the holders of certain of NOPSI's outstanding general and refunding mortgage bonds could require redemption of their bonds at par. The ability of AP&L, LP&L, MP&L, and NOPSI to sustain payments under the Availability Agreement and the assignments thereof in material amounts without substantially equivalent recovery from their customers would be limited by their respective available cash resources and financing capabilities at the time.

      The ability of AP&L, LP&L, MP&L, and NOPSI to recover from their customers payments made under the Availability Agreement, or under the assignments thereof, would depend upon the outcome of regulatory proceedings before the state and local regulatory authorities having jurisdiction. In view of the controversies that arose over the allocation of capacity and energy from Grand Gulf 1 pursuant to the Unit Power Sales Agreement, opposition to recovery would be likely and the outcome of such proceedings, should they occur, is not predictable.

     Reallocation Agreement. On November 18, 1981, the SEC authorized LP&L, MP&L, and NOPSI to indemnify AP&L against its responsibilities and obligations with respect to the Grand Gulf Station contained in the Availability Agreement and the assignments thereof. The revised percentages of allocated capacity of System Energy's share of Grand Gulf 1 and Grand Gulf 2 were, respectively: LP&L - 38.57% and 26.23%; MP&L - 31.63% and 43.97%; and NOPSI - 29.80% and 29.80%. FERC's
decision allocating the capacity and energy of Grand Gulf 1 among AP&L, LP&L, MP&L, and NOPSI supersedes the Reallocation Agreement insofar as it relates to Grand Gulf 1. However, responsibility for any Grand Gulf 2 amortization amounts (see "Availability Agreement," above) has been allocated to LP&L - 26.23%, MP&L - 43.97%, and NOPSI - 29.80%, under the terms of the Reallocation Agreement. The Reallocation Agreement does not affect the obligation of AP&L to System Energy's lenders under the assignments referred to in the fifth preceding paragraph, and AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, together with other funds available to System Energy, exceed amounts required under the Availability Agreement. This is expected to be the case for the foreseeable future.

      Capital Funds Agreement. System Energy and Entergy Corporation have entered into the Capital Funds Agreement whereby Entergy Corporation has agreed to supply to System Energy sufficient capital to (1) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), and (2) permit the continuation of commercial operation of Grand Gulf 1 and to pay in full all indebtedness for borrowed money of System Energy when due under any circumstances.

      Entergy Corporation has entered into various supplements to the Capital Funds Agreement, and System Energy has assigned its rights thereunder as security for its first mortgage bonds and reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described below under "Sale and Leaseback Arrangements - System Energy" . Each such supplement provides that permitted indebtedness for borrowed money incurred by System Energy in connection with the financing of the Grand Gulf Station may be secured by System Energy's rights under the Capital Funds Agreement on a pro rata basis (except for the Specific Payments, as hereinafter defined). In addition, in the particular supplements to the Capital Funds Agreement relating to the specific indebtedness being secured, Entergy Corporation has agreed to make cash capital contributions to System Energy sufficient to enable System Energy to make payments when due on such indebtedness (Specific Payments).

      Except with respect to the Specific Payments, which have been approved by the SEC under the Holding Company Act, the performance by both Entergy Corporation and System Energy of their obligations under the Capital Funds Agreement, as supplemented, is subject to the receipt and continued effectiveness of all governmental authorizations necessary to permit such performance, including approval by the SEC under the Holding Company Act. Each of the supplemental agreements provides that Entergy Corporation shall make its payments directly to System Energy. However, if there is an event of default, Entergy Corporation must make those payments directly to the holders of indebtedness secured by the supplemental agreements. The payments (other than the Specific Payments) must be made pro rata according to the amount of the respective obligations secured by the supplemental agreements.

Sale and Leaseback Arrangements

      LP&L. On September 28, 1989, LP&L entered into arrangements for the sale and leaseback of an approximate aggregate 9.3% ownership interest in Waterford 3. LP&L has options to terminate the leases and to repurchase the interests in Waterford 3 at certain intervals during the basic terms of the leases. Further, at the end of the terms of the leases, LP&L has options to renew the leases or to repurchase the interests in Waterford 3. LP&L did not exercise its option to repurchase the undivided interests in Waterford 3 on the fifth anniversary (September 1994) of the closing date of the sale and leaseback transactions. As a result, LP&L was required to provide collateral to the owner participants for the equity portion of certain amounts payable by LP&L under the lease. Such collateral was in the form of a new series of first mortgage bonds in the aggregate principal amount of $208.2 million issued by LP&L in September 1994 under its first mortgage bond indenture. (For further information on LP&L's sale and leaseback arrangements, including the required maintenance by LP&L of specified capitalization and fixed charge coverage ratios, see Note 9 of LP&L's Notes to Financial Statements, "Leases - Waterford 3 Lease Obligations." )

      System Energy. On December 28, 1988, System Energy entered into arrangements for the sale and leaseback of an approximate aggregate 11.5% ownership interest in Grand Gulf 1. System Energy has options to terminate the leases and to repurchase the undivided interest in Grand Gulf 1 at certain intervals during the basic lease term.
Further, System Energy has an option at the end of the basic lease term to renew the leases or to repurchase the undivided interest in Grand Gulf 1. In connection with the equity funding of the sale and leaseback arrangements, letters of credit are required to be maintained by System Energy under the leases to secure certain amounts payable for the benefit of the equity investors. The letters of credit currently maintained are effective until January 15, 1997. Under the provisions of a reimbursement agreement, dated December 1,
1988, as amended, entered into by System Energy and various banks in connection with the sale and leaseback arrangements related to the letters of credit (Reimbursement Agreement), System Energy has agreed to a number of covenants relating to, among other things, the maintenance of certain capitalization and fixed charge ratios. In connection with an audit of System Energy by FERC, in June 1994, System Energy, AP&L, LP&L, MP&L, and NOPSI reached a settlement with the FERC staff and other parties. On November 30, 1994, FERC approved the settlement. In accordance with the settlement, System Energy refunded approximately $61.7 million to AP&L, LP&L, MP&L, and NOPSI, which in turn have made or will make refunds or credits to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy will refund a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through June 2004. AP&L, LP&L MP&L, and NOPSI also wrote-off certain related unamortized balances of deferred tax credits. As a result of the charges associated with the settlement, System Energy obtained the consent of certain banks (parties to the Reimbursement Agreement) to waive the fixed charge coverage covenant in the letters of credit and the Reimbursement Agreement related to the Grand Gulf 1 sale and leaseback transaction, until November 30, 1995. System Energy expects that upon expiration of the waiver period, it will be in compliance with the fixed charge coverage covenant. Absent a waiver, failure by System Energy to perform this covenant could give rise to a draw under the letters of credit and/or an early termination of the letters of credit, and, if such letters of credit were not replaced in a timely manner, could result in a default under, or other early termination of, System Energy's leases. (For further information on the effects of the settlement on System Energy's financial condition, see Note 2 of System Energy's Notes to Financial Statements, "Rate and Regulatory Matters - FERC Audit," and for a further discussion of the provisions of System Energy's Reimbursement Agreement, see System Energy's Notes to Financial Statements, Note 6, "Dividend Restrictions" and Note 7, "Commitments and Contingencies - Reimbursement Agreement." )

                      RATE MATTERS AND REGULATION

RATE MATTERS

      The  System  operating companies' retail rates are regulated  by
their  respective  state  and/or  local  regulatory  authorities,   as
described below, and their rates for wholesale sales (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity are regulated by FERC. Rates for System Energy's sales of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI pursuant to the Unit Power Sales Agreement are also regulated by FERC.

Wholesale Rate Matters

     GSU. For information, see "Retail Rate Matters - GSU," below and "Regulation - Other Regulation and Litigation - GSU," below.

       System  Energy.   As  described  above  under  "Certain  System
Financial and Support Agreements," System Energy recovers costs related to its interest in Grand Gulf 1 through rates charged to AP&L, LP&L, MP&L, and NOPSI for Grand Gulf 1 capacity and energy under the Unit Power Sales Agreement.

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy refunded approximately $61.7 million to AP&L, LP&L, MP&L, and NOPSI, which in turn have made or will make refunds or credits to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy will refund a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through June 2004. The settlement also required the write-off of certain related unamortized balances of deferred investment tax credits by AP&L, LP&L, MP&L, and NOPSI. The settlement reduced Entergy Corporation's consolidated net income for the year ended December 31, 1994, by approximately $68.2 million, offset by the write-off of the unamortized balances of related deferred investment tax credits of approximately $69.4 million ($2.9 million for Entergy Corporation; $27.3 million for AP&L; $31.5 million for LP&L; $6 million for MP&L; and $1.7 million for NOPSI). System Energy also reclassified from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although excluded from rate base, System Energy will be permitted to recover such costs over a 10-year period. Interest on the $62 million refund and the loss of the return on the $81 million of other Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually over the next 10 years. For further information, see Note 2 of System Energy's Notes to Financial Statements and Note 2 of Entergy Corporation and Subsidiaries' Notes to Consolidated Financial Statements, "Rate and Regulatory Matters - FERC Settlement."

      Entergy Power. In 1990, authorizations were obtained from the SEC, FERC, the APSC, and the Public Service Commission of Missouri for Entergy Power to purchase AP&L's interests in Independence 2 and Ritchie 2, and to begin marketing the capacity and energy from the units in certain wholesale markets. The SEC order approving various aspects of the transaction was appealed by various intervenors in the proceeding to the D.C. Circuit, which reversed a portion of the order and remanded the case to the SEC for consideration of the effect of the transfers on the System's future costs of replacement generating capacity and fuel. In response to a June 24, 1993 SEC order setting a procedural schedule for the filing of further pleadings in the proceeding, in July 1993, the Entergy parties filed a post-effective amendment to their application addressing the issues specified in the SEC order. On September 9, 1993, the City of New Orleans and the LPSC each requested a hearing. However, on January 5, 1994, the City of New Orleans withdrew from the proceeding, as agreed in its settlement with NOPSI of various issues related to the Merger. The matter is pending before the SEC on remand.

      System Agreement. AP&L, LP&L, MP&L, and NOPSI engage in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement (described under "Property - Generating Stations," below). GSU became a party to the System Agreement upon consummation of the Merger, and GSU now participates in this System-wide coordination.

      In connection with the Merger, FERC approved certain rate schedule changes to integrate GSU into the System Agreement. Certain commitments were adopted to provide reasonable assurance that the ratepayers of AP&L, LP&L, MP&L, and NOPSI will not be allocated higher costs, including, among other things: (1) a tracking mechanism to protect operating companies from certain unexpected increases in fuel costs; (2) excluding GSU from the distribution of profits from power sales contracts entered into prior to the Merger; (3) a methodology to estimate the cost of capital in future FERC proceedings; and (4) a stipulation that the operating companies will be insulated from certain direct effects on capacity equalization payments should GSU acquire Cajun's 30% share in River Bend. See "Regulation - Other Regulation and Litigation," for information on appeals of FERC Merger orders and related pending rate schedule changes.

      In the December 15, 1993, order approving the Merger, FERC also initiated a new proceeding to consider whether the System Agreement permits certain out-of-service generating units to be included in reserve equalization calculations under Service Schedule MSS-1 of that agreement. FERC established March 8, 1994, as the refund effective date. On February 16, 1994, Entergy Corporation filed an Offer of
Settlement to amend the System Agreement prospectively to make it explicit that certain out-of-service generating units may be included in reserve equalization calculations under Service Schedule MSS-1. The LPSC and MPSC contested certain provisions in the proposal, and also argued that LP&L and MP&L were entitled to refunds for MSS-1 payments made in the past. Subsequently, the LPSC and MPSC submitted testimony based on estimates, seeking refunds estimated at $22.6 million and $13.2 million, respectively. On March 31, 1994, the ALJ limited the scope of the hearing to exclude any claims for retroactive refunds. On April 5, 1994, the LPSC, Mississippi Attorney General
(MAG), and MPSC filed a complaint with FERC claiming that Entergy's past reserve equalization charges under System Agreement Schedule MSS-1 violated the System Agreement, sought refunds and requested FERC to hold a hearing to consider this claim. Responses by Entergy Corporation and other parties were filed on April 26, 1994. On June 17, 1994, FERC issued an order that clarified the scope of the proceeding to include a review of whether refunds are due for periods prior to the refund effective date.

      The FERC staff submitted testimony concluding that although Entergy's treatment was reasonable, because it violated the tariff, refunds of approximately $7.2 million should be ordered. Entergy submitted testimony on September 23, 1994, describing the potential impacts (not including interest) on Service Schedule MSS-1 calculations if extended reserve shutdown units were not included in the MSS-1 calculations during the period 1987 through 1993. Under such a theory, LP&L and MP&L would have been overbilled by $10.6 and $8.8 million, respectively, and AP&L and NOPSI would have been underbilled by $6.3 and $13.1 million, respectively. The amounts potentially subject to refund will continue to accrue while the case is pending. Entergy believes that its calculation of MSS-1 charges has been and will continue to be, in compliance with the System Agreement, and that no refunds are due. An initial decision is expected in March 1995.

      On August 20, l990, the City of New Orleans filed a complaint against Entergy Corporation, AP&L, LP&L, MP&L, NOPSI, and System Energy requesting that FERC investigate AP&L's transfer of its interest in Independence 2 and Ritchie 2 to Entergy Power (see "Entergy Power," above) and the effect of the transfer on AP&L, LP&L, MP&L, NOPSI, and their ratepayers. Various parties, including certain of the System's state regulators, intervened in the proceeding. FERC issued an order on March 19, 1991, setting for investigation (l) the question of whether overall billings under the System Agreement will increase as a result of the transfer to Entergy Power, and (2) if so, whether such increased billings reflect prudently incurred costs that may reasonably be charged under the System Agreement. In two separate decisions the FERC ALJ ruled on May 14, l992 and October 30, 1992, respectively, that there was sufficient evidence to show that overall billings would increase as a result of the transfer, but that the transfer was prudent. On December 15, 1993, FERC issued an opinion declining to address the prudence issue until a future time when replacement capacity has been added or planned and finding that, until such time, billings under the System Agreement as affected by the transfer of the two units are reasonable. The Entergy parties and the City each filed a request for rehearing of this order, which was denied by FERC on February 28, 1994. The Entergy parties and the City each filed an appeal of the FERC's orders with the D.C. Circuit. Various parties have intervened. If FERC's decision were reversed and any refunds were ordered, they would be retroactive to October 19, 1990.

      On March 15, 1995, the LPSC filed a complaint with FERC alleging that the System Agreement results in unjust and unreasonable rates and requested that FERC order a hearing on this matter. The LPSC contends that the failure of the System Agreement to exclude curtailable load from the determination of a System operating company's responsibility for reserve equalization and transmission equalization costs results in an unjust and unreasonable cost allocation to the companies that do not cause these costs to be incurred, and also results in cross-subsidization among the System operating companies. Further, the LPSC alleges that the mechanism by which the System operating companies purchase energy under the System Agreement results in unjust and unreasonable rates because it does not permit companies that engage in real time pricing to be charged the marginal cost of the energy generated for the real time pricing customer. The System is currently evaluating the merits of the LPSC's complaint.

      Open Access Transmission. On August 2, 1991, Entergy Services, as agent for AP&L, LP&L, MP&L, NOPSI, and Entergy Power, submitted to FERC (1) proposed tariffs that, subject to certain conditions, would provide to electric utilities "open access" to the System's integrated transmission system, and (2) rate schedules providing for sales of wholesale power at market-based rates. Under FERC policy, sales of power at market-based rates would be permitted only if FERC found, among other things, that Entergy did not have market power over transmission. Permitting "open access" to the System's transmission system helps support such a finding. Various parties, including the
Council, the APSC, the MPSC, and the LPSC, intervened in the proceeding. On March 3, 1992, FERC approved the filing, with some modifications, and on August 7, l992, FERC denied rehearing of its March 1992 order. On August 24, l992, various parties filed petitions with the D.C. Circuit for review of FERC's 1992 orders, and these petitions were consolidated. The revised tariffs, submitted by Entergy Services in response to FERC's 1992 orders, were accepted for filing and made effective, subject to further modifications, by order dated April 5, l993. Entergy Services made a further compliance filing on May 5, l993, reflecting these modifications and requesting reconsideration of certain limited matters, which is subject to approval by FERC. On December 31, 1993, Entergy Services filed revisions to the transmission service tariff to recognize GSU's inclusion in the Entergy System.

     On July 12, 1994, the D.C. Circuit issued an opinion finding that FERC's failure to conduct an evidentiary hearing with respect to the proposed transmission tariffs and related matters was arbitrary and capricious, and that FERC failed to adequately explain its approval of certain provisions in the tariffs, including a provision allowing Entergy to seek recovery in transmission rates of "stranded investment" costs resulting from the provision of transmission service. The case was remanded to FERC for further proceedings. On October 31, 1994, Entergy Services filed revised transmission tariffs with FERC in response to the D.C. Circuit's remand. These tariffs provide both point-to-point and network transmission services and are intended to provide "comparability of service" over the Entergy transmission network. On January 6, 1995, FERC issued an order accepting the tariffs for filing and making them effective, subject to refund. On January 25, 1995, Entergy Services filed revised transmission tariffs in response to FERC's order. In addition, FERC set Entergy's market pricing authority for investigation, thereby making Entergy's market price rate schedules subject to refund. The market price rate investigation has been deferred by FERC until conclusion of the transmission tariff case, and an order is expected to be issued no later than January 15, 1997.

      Wholesale Contract. In March 1994, North Little Rock, Arkansas, awarded AP&L a wholesale power contract that will provide estimated revenues of $347 million over 11 years. Under the contract, the price per KWH was reduced 18%, with increases in price through the year 2004. AP&L, which has been serving North Little Rock for over 40 years, was awarded the contract after intense bidding with several competitors. On May 22, 1994, FERC accepted the contract. Rehearings were requested by one of AP&L's competitors and were held in February 1995. The matter is pending.

Retail Rate Matters

      General. AP&L, LP&L, MP&L, and NOPSI currently have retail rate structures sufficient to recover their costs, including costs associated with their allocated shares of capacity and energy from Grand Gulf 1 under the Unit Power Sales Agreement, and a return on equity. Certain costs related to Grand Gulf 1 (and in LP&L's case, Waterford 3) are being phased into retail rates over a period of time, in order to avoid the "rate shock" associated with increasing rates to reflect all such costs at once. The deferral period in which costs are incurred but not currently recovered has expired for all of these programs, and AP&L, LP&L, MP&L, and NOPSI are now recovering those costs that were previously deferred. Also, AP&L and LP&L have retained a portion of their shares of Grand Gulf 1 capacity and GSU is operating under a deregulated asset plan for a portion of its share of River Bend.

      GSU is involved in several rate proceedings involving recovery, among other things, of costs associated with River Bend. Some rate relief has been received, but GSU has been unable to obtain recognition in rates for a substantial portion of its River Bend investment. Recovery of certain costs has been disallowed, while other costs are being deferred for future recovery, held in abeyance pending further regulatory action, or treated as investments in deregulated assets. Rate proceedings and appeals relating to these issues are ongoing (see "GSU," below).

      The System is committed to taking actions that will stabilize retail rates and avoid the need for future rate increases. In the short-term, this involves containing costs to the greatest degree practicable, thereby avoiding erosion of earnings and delaying for as long as possible the need for general rate increases. In accordance with this retail rate policy, the System operating companies have agreed to retail rate caps and/or rate freezes for specified periods of time. Also, NOPSI reached a settlement with the Council to reduce electric and gas rates and issue credits and refunds to customers. For further information, see "NOPSI" below.

       The retail regulatory philosophy is shifting in some jurisdictions from traditional cost of service regulation to incentive rate regulation. Incentive and performance-based rate plans encourage efficiencies and productivity while permitting utilities and their customers to share in the results. MP&L implemented an incentive rate plan in 1994 and LP&L filed a performance-based formula rate plan with the LPSC in August 1994. For further information, see "LP&L" and "MP&L" below.

      In the longer term, as discussed in "Business of Entergy - Competition - Least Cost Planning" above, and also as discussed specifically for each applicable company below, the System remains committed to employing integrated resource planning to minimize the cost of future sources of energy.

     AP&L

     Rate Freeze. In connection with the settlement of various issues related to the Merger, AP&L agreed that it will not request any general retail rate increase that would take effect before November 3, 1998, except for, among other things, increases associated with the recovery of certain Grand Gulf 1-related costs, excess capacity costs, and costs related to the adoption of SFAS 106 that were previously deferred; recovery of certain taxes; fuel adjustment recoveries; recovery of nuclear decommissioning costs; and force majeure (defined to include, among other things, war, natural catastrophes, and high inflation).

      Recovery of Grand Gulf 1 Costs. Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, AP&L agreed to retain a portion of its Grand Gulf l-related costs, recover a portion of such costs currently, and defer a portion of such costs for future recovery. In 1994 and subsequent years, AP&L will retain 7.92% of such costs and will recover 28.08% currently. Deferrals ceased in l990, and AP&L is recovering a portion of the previously deferred costs each year through l998. As of December 31, l994, the balance of deferred uncollected costs was $474.1 million. AP&L is permitted to recover on a current basis the incremental costs of financing the unrecovered deferrals.

      AP&L has the right to sell capacity and energy from its retained share of Grand Gulf 1 to third parties and to sell such energy to its retail customers at a price equal to AP&L's avoided energy cost. Proceeds of sales to third parties of AP&L's retained share of Grand Gulf l capacity and energy generally accrue to the benefit of AP&L's stockholder; however, half of the proceeds of such sales to third parties prior to January 1, 1996, are used to reduce the balance of uncollected deferrals and thus accrue to the benefit of retail ratepayers. If AP&L makes sales to third parties prior to that date in excess of the retained share, the proceeds of such excess are also split between the stockholder and the ratepayers, except that the portion of the sale that accrues to the stockholder's benefit cannot exceed the retained share.

     Least Cost Planning. On December 1, 1992, and July 1, 1993, AP&L filed with the APSC the Least Cost Plan described in "Business of Entergy - Competition - Least Cost Planning," above. However, in response to an increasingly competitive electric utility environment AP&L filed a motion on July 1, 1994, requesting that the APSC approve the withdrawal of the December 1, 1992, and July 1, 1993, filings and rescind its directive that AP&L file another Least Cost Plan in March 1995. AP&L will file, for informational purposes only, a revised Least Cost Plan in the fourth quarter of 1995. In this plan, AP&L intends to adopt the RIM as the screening criterion for DSM programs including those DSM measures targeted at strategic load growth. This is in place of the total resource cost test that had been used in developing the initial Least Cost Plan. This criterion was adopted because programs selected under this screen will minimize the rate impact of any programs on all customers. AP&L has indicated that it will not seek special rate treatment, such as rate riders, for the cost of programs or loss of revenues due to DSM programs selected using the RIM criterion. On October 5, 1994, the APSC issued an order that suspended the initial Least Cost Plan dockets and established a new docket to consider the need for integrated resource planning standards as required by the EPAct. Hearings are scheduled to begin in April 1995.

     Fuel Adjustment Clause. AP&L's retail rate schedules have a fuel adjustment clause that provides for recovery of the excess cost of fuel and purchased power incurred in the second preceding month. The fuel adjustment clause also contains a nuclear reserve fund designed to cover the cost of replacement energy during scheduled maintenance and refueling outages at ANO, and an incentive provision that permits over- or under-recovery of the excess cost of replacement energy when ANO is operating or down for reasons other than refueling.

     GSU

      Rate Cap and Other Merger-Related Rate Agreements. In 1993, the LPSC and the PUCT approved separate regulatory proposals that include the following elements: (1) a five-year Rate Cap on GSU's retail electric base rates in the respective states, except for force majeure (defined to include, among other things, war, natural catastrophes, and high inflation); (2) a provision for passing through to retail customers in the respective states the jurisdictional portion of the fuel savings created by the Merger; and (3) a mechanism for tracking nonfuel operation and maintenance savings created by the Merger. The LPSC regulatory plan provides that such nonfuel savings will be shared 60% by the shareholder and 40% by ratepayers during the eight years following the Merger. The LPSC plan requires regulatory filings each year by the end of May through 2001. The PUCT regulatory plan provides that such savings will be shared equally by the shareholder and ratepayers, except that the shareholder's portion will be reduced by $2.6 million per year on a total company basis in years four through eight. The PUCT plan also requires a series of future regulatory filings in November 1996, 1998, and 2001, to ensure that ratepayers' share of such savings be reflected in rates on a timely basis and requires Entergy Corporation to hold GSU's Texas retail customers harmless from the effects of the removal by FERC of a 40% cap on the amount of fuel savings GSU may be required to transfer to other Entergy operating companies under the FERC tracking mechanism (see below). On January 14, 1994, Entergy Corporation filed a request for rehearing of FERC's December 15, 1993, order approving the Merger requesting that FERC restore the 40% cap provision in the fuel cost protection mechanism. The matter is pending.

      Recovery of River Bend Costs. GSU deferred approximately $369 million of River Bend operating costs, purchased power costs, and accrued carrying charges pursuant to a 1986 PUCT accounting order. Approximately $182 million of these costs are being amortized over a 20-year period ending in the year 2009, and the remaining $187 million are not being amortized pending the ultimate outcome of the Rate Appeal (see "Texas Jurisdiction - River Bend," below). As of December 31, 1994, the unamortized balance of these costs was $321 million. Further, GSU deferred approximately $400.4 million of similar costs pursuant to a 1986 LPSC accounting order. These costs, of which approximately $122 million are unamortized as of December 31, 1994, are being amortized over a 10-year period ending in 1997.

      In accordance with a phase-in plan approved by the LPSC, GSU deferred $294 million of its River Bend costs related to the period February 1988 through February 1991. GSU has amortized $129 million through December 31, 1994, and the remainder of $165 million will be recovered over approximately 3.2 years.

      Texas Jurisdiction - River Bend. In May 1988, the PUCT granted GSU a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding of prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. The PUCT affirmed that the ultimate rate treatment of such amounts would be subject to future demonstration of the prudence of such costs. GSU and intervening parties appealed this order (Rate Appeal) and GSU filed a separate rate case asking that the abeyed River Bend plant costs be found prudent (Separate Rate Case). Intervening parties filed suit in a Texas district court to prohibit the Separate Rate Case. The district court's decision was ultimately appealed to the Texas Supreme Court, which ruled in 1990 that the prudence of the purported abeyed costs could not be relitigated in a separate rate proceeding. The Texas Supreme Court's decision stated that all issues relating to the merits of the original PUCT order, including the prudence of all River Bend-related costs, should be addressed in the Rate Appeal.

      In October 1991, the Texas district court in the Rate Appeal issued an order holding that, while it was clear the PUCT made an error in assuming it could set aside $1.4 billion of the total costs of River Bend and consider them in a later proceeding, the PUCT, nevertheless, found that GSU had not met its burden of proof related to the amounts placed in abeyance. The court also ruled that the Allowed Deferrals should not be included in rate base. The court further stated that the PUCT had erred in reducing GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988. The court remanded the case to the PUCT with instructions as to the proper handling of the Allowed Deferrals. GSU's motion for rehearing was denied and, in December 1991, GSU filed an appeal of the October 1991 district court order. The PUCT also appealed the October 1991 district court order, which served to supersede the district court's judgment, rendering it unenforceable under Texas law.

      In August 1994, the Texas Third District Court of Appeals (the Appellate Court) affirmed the district court's decision that there was substantial evidence to support the PUCT's 1988 decision not to include the abeyed construction costs in GSU's rate base. While acknowledging that the PUCT had exceeded its authority when it attempted to defer a decision on the inclusion of those costs in rate base in order to allow GSU a further opportunity to demonstrate the prudence of those costs in a subsequent proceeding, the Appellate Court found that GSU had suffered no harm or lack of due process as a result of the PUCT's error. Accordingly, the Appellate Court held that the PUCT's action had the effect of disallowing the company-wide $1.4 billion of River Bend construction costs for ratemaking purposes. In its August 1994 opinion, the Appellate Court also held that GSU's deferred operating and maintenance costs associated with the allowed portion of River Bend should be included in rate base and that GSU's deferred River Bend carrying costs included in the Allowed Deferrals should also be included in rate base. The Appellate Court's August 1994 opinion affirmed the PUCT's original order in this case.

      The Appellate Court's August 1994 opinion was entered by two judges, with a third judge dissenting. The dissenting opinion states that the result of the majority opinion is, among other things, to deprive GSU of due process at the PUCT because the PUCT never reached a finding on the $1.4 billion of construction costs.

      In October 1994, the Appellate Court denied GSU's motion for rehearing on the August 1994 opinion as to the $1.4 billion in River Bend construction costs and other matters. GSU appealed the Appellate Court's decision to the Texas Supreme Court, where it is pending.

      As of December 31, 1994, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, the River Bend plant costs held in abeyance, and the related operating and carrying cost deferrals totaled (net of taxes) approximately $13 million, $280 million (both net of depreciation), and $170 million, respectively. Allowed Deferrals were approximately $107 million, net of taxes and amortization, as of December 31, 1994. GSU estimates it has collected approximately $158 million of revenues as of December 31, 1994, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future revenues based upon those allowed deferrals could also be lost, and no assurance can be given as to whether or not refunds of revenue received based upon such deferred costs previously recorded will be required.

      No assurance can be given as to the timing or outcome of the remands or appeals described above. Pending further developments in these cases, GSU has made no write-offs or reserves for the River Bend-
related  costs.   Management believes, based  on  advice  from  Clark,
Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate Caps imposed by the PUCT's regulatory approval of the Merger could result in GSU being unable to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the Rate Caps are in effect. At this time, management and legal counsel are unable to predict the amount, if any, of the abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. A net of tax write-off as of December 31, 1994, of up to $293 million could be required based on an ultimate adverse ruling by the PUCT on the abeyed and disallowed costs.

     In prior proceedings, the PUCT has held that the original cost of nuclear power plants will be included in rates to the extent those costs were prudently incurred. Based upon the PUCT's prior decisions, management believes that its River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover in rate base, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. However, management also recognizes that it is reasonably possible that not all of the abeyed River Bend plant costs may ultimately be recovered.

     As part of its direct case in the Separate Rate Case, GSU filed a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements and provided other support for the remainder of the abeyed amounts.

      There have been four other rate proceedings in Texas involving nuclear power plants. Investment in the plants ultimately disallowed ranged from 0% to 15%. Each case was unique, and the disallowances in each were made on a case-by-case basis for different reasons. Appeals of two of these PUCT decisions are currently pending.

      The following factors support management's position that a loss contingency requiring accrual has not occurred, and its belief that all, or substantially all, of the abeyed plant costs will ultimately be recovered:

     1. The $1.4 billion of abeyed River Bend plant costs have never been ruled imprudent and disallowed by the PUCT.
     2. Sandlin Associates' analysis which supports the prudence of substantially all of the abeyed construction costs.
     3. Historical inclusion by the PUCT of prudent construction costs in rate base.
     4. The analysis of GSU's internal legal staff, which has considerable experience in Texas rate case litigation.

      Additionally, management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates. Management also believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the deferred costs related to the $1.4 billion of abeyed River Bend plant costs will be recovered in rates to the extent that the $1.4 billion of abeyed River Bend plant is recovered. However, a net of tax write-off of the $170 million of deferred costs related to the $1.4 billion of abeyed River Bend plant costs would be required if they are not allowed to be recovered in rates.

     Texas Fuel Cost Review. ( December 1, 1986 - September 30, 1991) In January 1992, GSU applied to the PUCT for a new fixed fuel factor and requested a final reconciliation of fuel and purchased power costs incurred between December 1, 1986 and September 30, 1991. GSU proposed to recover net underrecoveries and interest (including underrecoveries related to NISCO, discussed below) over a twelve month period.

      In April 1993, the presiding PUCT ALJ issued a report concluding that GSU incurred approximately $117 million of nonreimbursable fuel costs on a company-wide basis (approximately $50 million on a Texas retail jurisdictional basis) during the reconciliation period. Included in the nonreimbursable fuel costs were payments above GSU's avoided cost rate for power purchased from NISCO. The PUCT ordered in 1986 that the purchased power costs from NISCO in excess of GSU's avoided costs be disallowed. The PUCT disallowance resulted in approximately $12 million to $15 million of unrecovered purchased power costs on an annual basis, which GSU continued to expense as the costs were incurred. In April 1991, the Texas Supreme Court, in the appeal of such order, ordered the PUCT to allow GSU to recover purchased power payments in excess of its avoided cost in future proceedings, if GSU established to the PUCT's satisfaction that the payments were reasonable and necessary expenses.

      In  June  1993,  the  PUCT concluded that  the  purchased  power payments made to NISCO in excess of GSU's avoided cost were not reasonably incurred. As a result of the order, GSU recorded additional fuel expenses (including interest) of $2.8 million for non-NISCO related items. The PUCT's order resulted in no additional expenses related to the NISCO issue, or for overcollections related to the fixed fuel factor, as those charges were expensed by GSU as they were incurred. The PUCT concluded that GSU had over-collected its fuel costs in Texas and ordered GSU to refund approximately $33.8 million to its Texas retail customers, including approximately $7.5 million of interest. In that proceeding, the PUCT also set GSU's fixed fuel factor in Texas at 1.84 cents per KWH in response to GSU's request that the factor be set at 2.02 cents per KWH. In October 1993, GSU appealed the PUCT's order to the Travis County District Court where the matter is still pending. No assurance can be given as to the timing or outcome of that appeal. In a subsequent proceeding to review GSU's fuel factor, the PUCT approved GSU's request to further reduce its fixed fuel factor in Texas to 1.78 cents per KWH from 1.84 cents per KWH.

      Texas Fuel Cost Review. (October 1, 1991 - December 31, 1993) On January 9, 1995, GSU and various parties reached an agreement for the reconciliation of over- and under-recovery of fuel and purchased power expenses for the period October 1, 1991, through December 31, 1993. While the settlement still requires PUCT approval, GSU believes it will ultimately be approved and has accordingly recorded a reserve of $7.6 million.

     Filings with the PUCT and Texas Cities. In March 1994, the Texas Office of Public Utility Counsel and certain cities served by GSU instituted an investigation of the reasonableness of GSU's rates. In June 1994, GSU provided the cities with information that GSU believed supported the current rate level. GSU filed the same information with the PUCT in June 1994, pursuant to provisions of the Merger. In
September 1994, certain cities adopted ordinances directing GSU to reduce its Texas retail rates by $45.9 million. GSU appealed the cities' ordinances to the PUCT for a determination of reasonableness of GSU's rates.

     In November 1994, those cities that intervened in the PUCT appeal filed testimony with the PUCT supporting a $118 million base rate reduction in lieu of the previously proposed $45.9 million reduction. In November 1994, the PUCT staff filed testimony that supported a $38.2 million base rate reduction. GSU filed information with the PUCT that it believed supported the current level of rates. Hearings were held in December 1994 and on March 20, 1995, the PUCT ordered a $72.9 million annual base rate reduction for the period March 31,
1994, through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction is applied retroactively to March 31, 1994. As a result, GSU recorded a $57 million reserve for rate refund in 1994 which reduced net income after tax by $41.6 million. The rate reduction is being appealed and no assurance can be given as to the timing or outcome of the appeal.

      Texas Cities Rate Settlement - 1993. In June 1993, 13 cities within GSU's Texas service area instituted an investigation to determine whether GSU's current rates were justified. In October 1993, the general counsel of the PUCT instituted an inquiry into the reasonableness of GSU's rates. In November 1993, a settlement agreement was filed with the PUCT which provided for an initial reduction in GSU's annual retail base revenues in Texas of approximately $22.5 million effective for electric usage on or after November 1, 1993, and a second reduction of $20 million effective September 1994. Pursuant to the settlement, GSU reduced rates with a $20 million one-time bill credit in December 1993, and refunded approximately $3 million to Texas retail customers on bills rendered in December 1993. The PUCT approved the settlement agreement on July 21, 1994. The cities' rate inquiries were settled earlier on the same terms.

      LPSC Rate Review Order - 1994. In May 1994, GSU made the required first post-Merger earnings analysis filing with the LPSC. On December 14, 1994, the LPSC ordered a $12.7 million annual rate reduction for GSU effective January 1995. The rate order included, among other things, a reduction in GSU's Louisiana jurisdictional authorized return on equity from 12.75% to 10.95% and the amortization for the benefit of the customers of $8.3 million of previously deferred unbilled revenue, representing one-half of the total resulting from a change in accounting discussed in Note 1 of Entergy Corporation and Subsidiaries' Notes to Consolidated Financial Statements. On December 28, 1994, GSU received a preliminary injunction from the 19th Judicial District Court regarding $8.3 million of the reduction. On January 1, 1995, GSU reduced rates by $4.4 million. The entire $12.7 million reduction is being appealed and no assurance can be given as to the timing or outcome of the appeal.

      LPSC  Fuel  Cost Review.  In November 1993, the LPSC  ordered  a review of GSU's fuel costs for the period October 1988 through September 1991 (Phase 1) based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. In July 1994, the LPSC ruled in the Phase 1 fuel review case and ordered GSU to refund approximately $27 million to its customers. Under the order, a refund of $13.1 million, which was not contested under a Louisiana Supreme Court decision as discussed below, was made through a billing credit on August 1994 bills. In August 1994, GSU appealed the remaining portion of the LPSC ordered refund to the district court. GSU has made no reserve for the remaining portion, pending outcome of the district court appeal, and no assurance can be given as to the timing or outcome of the appeal.

     On January 18, 1995, GSU met with the Special Counsel of the LPSC to discuss the procedural schedule for the upcoming fuel review (Phase
II). The period under investigation was determined to be from October 1991 to December 1994. Hearings are scheduled to begin in July 1995.

      In February 1990, the LPSC disallowed the pass-through to ratepayers for the portion of GSU's cost to purchase power from NISCO representing the excess of NISCO's purchase price of the units over GSU's depreciated cost of the units. GSU appealed the 1990 order. In March 1994, the Louisiana Supreme Court ruled in favor of the LPSC. GSU recorded an estimated refund provision of $13.1 million, before related income taxes of $5.3 million.

      Least Cost Planning. Currently, the PUCT does not have least cost planning rules in place, and GSU has not filed a Least Cost Plan with the PUCT. However, the PUCT staff has begun a rulemaking process for such rules, and GSU is actively participating in this process. GSU has not yet filed a Least Cost Plan with the LPSC. GSU intends to adopt the RIM as the screening criterion for DSM measures programs including those DSM measures targeted at strategic load growth. This criterion was adopted because programs selected under this screen will minimize the rate impact of any programs on all customers. GSU has indicated that it will not seek special rate treatment, such as rate riders, for the cost of programs or the loss of revenue due to DSM for programs selected using the RIM criterion.

      Fuel Recovery. In January 1993, the PUCT adopted a new rule for setting a fixed fuel factor, which is intended to recover projected allowable fuel and purchased power costs not covered by base rates. To the extent actual costs vary from the fixed factor, the PUCT may require refunds of overcharges or permit recovery of undercharges. Under the new rule, fuel factors are to be revised every six months, and GSU is on a schedule providing for revision each March and September. The PUCT is required to act within 60 or 90 days, depending on whether or not a hearing is required, and refunds and surcharges will be required based upon a materiality threshold of 4% of Texas retail fuel revenues. Fuel charges will also be subject to reconciliation proceedings every three years, at which time additional adjustments may be required (see " Texas Fuel Cost Review," above). All of GSU's rate schedules in Louisiana include a fuel adjustment clause to recover the cost of fuel and purchased power energy costs. The fuel adjustment reflects the delivered cost of fuel for the second preceding month.

     LP&L

      LPSC Jurisdiction. In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, LP&L was granted rate relief with respect to costs associated with Waterford 3 and LP&L's share of capacity and energy from Grand Gulf l, subject to certain terms and conditions. With respect to Waterford 3, LP&L was granted an increase aggregating $170.9 million over the period 1985-1988, and LP&L agreed to permanently absorb, and not recover from retail ratepayers, $284 million of its investment in the unit and to defer $266 million of its costs related to the years 1985-1988 to be recovered over approximately 8.6 years beginning in April 1988. As of December 31, 1994, LP&L's unrecovered deferral balance was $54.0 million. With respect to Grand Gulf l, LP&L agreed to absorb, and not recover from retail ratepayers, 18% of its 14% share (approximately 2.52%) of the costs of Grand Gulf l capacity and energy. LP&L is allowed to recover through the fuel adjustment clause 4.6 cents per KWH (as of May 1994) for the energy related to its retained portion of these costs. Alternatively, LP&L may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to LPSC approval. (See Note 2 of LP&L's Notes to Financial Statements, "Rate and Regulatory Matters - Waterford 3 and Grand Gulf 1," for further information on LP&L's Grand Gulf 1 and Waterford 3-related rates.)

      In a subsequent rate proceeding, on March 1, l989, the LPSC issued an order providing that, in effect, LP&L was entitled to an approximately $45.9 million annual retail rate increase, but that, in lieu of a rate increase, LP&L would be permitted to retain $188.6 million of the proceeds of a 1988 settlement of litigation with a gas supplier, and to amortize such proceeds into revenues over a period of approximately 5.3 years. The amortization of the proceeds expired in mid-1994. LP&L believes that the amortization resulted in approximately the same amount of additional net income as an annual rate increase of $45.9 million would have provided over the same period. In connection with this order, LP&L agreed to a five-year base rate freeze which expired in March 1994.

      Performance-Based Formula Rate Plan. In August 1994, LP&L filed a performance-based formula rate plan with the LPSC. The proposed formula rate plan would continue existing LP&L rates at current levels, while providing financial incentive to reduce costs and maintain high levels of customer satisfaction and system reliability. A performance rating adjustment feature of the plan would allow LP&L the opportunity to earn a higher rate of return if it improves performance over time. Conversely, if performance declines, the rate of return LP&L could earn would be lowered. This provides financial incentive for LP&L to maintain continuous improvement in all three performance categories (customer price, customer satisfaction, and customer reliability). Under the proposed plan, if LP&L's earnings fall within a bandwidth around a benchmark rate of return, there would be no adjustment in rates. If LP&L's earnings are above the bandwidth, the proposed plan would automatically reduce LP&L's base rates. Alternatively, if LP&L's earnings are below the bandwidth, the proposed plan would automatically increase LP&L's base rates. The reduction or increase in base rates would be an amount representing 50% of the difference between the earned rate of return and the nearest limit of the bandwidth. In no event would the annual adjustment in rates exceed 2% of LP&L's retail revenues. Hearings were held in March 1995.

     Least Cost Planning. On December l, l992, and July 1, l993, LP&L filed with the LPSC and the Council the Least Cost Plan and amendments described under "Business of Entergy - Competition - Least Cost Planning," above. In response to an increasingly competitive electric utility environment LP&L intends to adopt the RIM as the screening criterion for DSM programs, including those DSM measures targeted at strategic load growth. This is in place of the total resource cost test that had been used in developing the initial Least Cost Plan. This criterion was adopted because programs selected under this screen will minimize the rate impact of any programs on all customers. LP&L has indicated that it will not seek special rate treatment, such as rate riders, for the cost of programs selected using the RIM criterion. On September 28, 1994, LP&L filed a report with the Council that discussed Entergy's Least Cost Plan activities in other jurisdictions and described the motivations for these activities. LP&L also filed a motion requesting that the Council defer the filing of a new Least Cost Plan, which the existing Least Cost Plan ordinance required on December 1, 1994. On October 6, 1994, the Council approved an amendment to the City Code that rescinded the December 1, 1994 filing requirement and allowed the Council to set a future date for a new filing. The Council's actions also established that there would be a set of hearings to consider a wide range of Least Cost Plan issues, and that a new filing date would be established following these hearings. These rulings do not affect the ongoing DSM programs that LP&L is currently implementing in the City.

      Regarding the activities of LP&L within the jurisdiction of the LPSC, on June 30, 1994, LP&L filed rebuttal testimony with the LPSC explaining LP&L's new direction for least cost planning. On July 18, 1994, LP&L filed a motion to withdraw its Least Cost Plan and for approval of an experimental time-of-use-rate. LP&L will file, for informational purposes only, a revised Least Cost Plan in the fourth quarter of 1995. The LPSC responded to LP&L's request by placing LP&L's application for approval in abeyance. However, the LPSC did require LP&L to file a set of proposed pilot programs. In December 1994, LP&L filed a set of proposed pilot programs with the LPSC. LP&L has agreed not to seek special treatment of the costs or loss of revenues due to DSM measures associated with these pilot programs. The LPSC has also ordered that a set of generic hearings be held to address integrated resource planning issues for all electric utilities within its jurisdiction. No procedural schedule has been issued for these proceedings.

      Fuel Adjustment Clause. LP&L's rate schedules include a fuel adjustment clause to reflect the (1) delivered cost of fuel in the second preceding month and (2) purchased power energy costs. The fuel adjustment also reflects a surcharge for deferred fuel expense arising from the monthly reconciliation of actual fuel cost incurred with fuel cost revenues billed to customers. LP&L defers on its books fuel costs that will be reflected in customer billings in the future under the fuel adjustment clause.

     MP&L

     Rate Freeze. In a stipulation entered into by MP&L in connection with the settlement of various issues related to the Merger, MP&L agreed that (1) for a period of five years beginning on November 9, 1993, retail base rates under MP&L's formulary rate plan would not be increased above the level of rates in effect on November 1, 1993, and
(2) MP&L would not request any general retail rate increase that would increase retail rates above the level of MP&L's rates in effect as of November l, 1993, and that would become effective in such five-year period except for, among other things, increases associated with the recovery of deferred Grand Gulf 1-related costs, recovery under the fuel adjustment clause, adjustments for certain taxes, and force majeure (defined to include, among other things, war, natural catastrophes, and high inflation).

      Recovery of Grand Gulf 1 Costs. The MPSC's Final Order on Rehearing, issued in 1985, affirmed by the United States Supreme Court in 1988, and subsequently revised in 1988, granted MP&L an annual base rate increase of approximately $326.5 million in connection with its allocated share of Grand Gulf 1 costs. The Final Order on Rehearing also provided for the deferral of a portion of such costs that were incurred each year through 1992, and recovery of these deferrals over a period of six years ending in 1998. As of December 31, 1994, the uncollected balance of MP&L's deferred costs was approximately $492.3 million. MP&L is permitted to recover the carrying charges on all deferred amounts on a current basis.

       Formula Rate Plan. Under a formulary incentive rate plan (Formula Rate Plan) effective March 25, 1994, MP&L's earned rate of return is calculated automatically every 12 months and compared to and adjusted against a benchmark rate of return (calculated under a separate formula within the Formula Rate Plan). The Formula Rate Plan allows for periodic small adjustments in rates based on a comparison of earned to benchmark returns and upon certain performance factors. In the same proceeding, the MPSC conducted a general review of MP&L's current rates and on March 1, 1994, issued a final order adopting the Formula Rate Plan and previously agreed-upon stipulations of (1) a required return on equity of 11% and (2) certain accounting adjustments that resulted in a 4.3% ($28.1 million) reduction in
MP&L's June 30, 1993, test-year base revenues. The MPSC's order required MP&L to file rates designed to provide for this reduction in operating revenues for the test year on or before March 18, 1994, which became effective March 25, 1994. The final order was appealed to the Mississippi Supreme Court on May 17, 1994, by Mississippi Valley Gas Company (MVG) on the grounds that the MPSC issued the final order without having reviewed the cost of MP&L's promotional practices, some of which MVG alleged to be improper. MVG filed a motion to dismiss the appeal, and on October 28, 1994, the Mississippi Supreme Court granted MVG's motion.

      February 1994 Ice Storm/Rate Rider In early February 1994, an ice storm left more than 80,000 MP&L customers without electric power across the service area. The storm was the most severe natural disaster ever to affect the System, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas, primarily in Mississippi. Repair costs totaled approximately $77.2 million, with $64.6 million of these amounts capitalized as plant-related costs. The remaining balances were recorded as a deferred debit. On April 15, 1994, MP&L filed for rate recovery of costs related to the ice storm. MP&L's filing, as subsequently amended, requested recovery of the revenue requirement associated with MP&L's ice storm costs recorded through April 30, 1994, representing approximately 86% of the total estimated ice storm costs. MP&L may make another ice storm rate filing with the MPSC during 1995 to recover ice storm costs recorded by MP&L after April 30, 1994. In August 1994, MP&L and the MPSC's Public Utilities Staff entered into a stipulation with respect to the recovery of ice storm costs recorded through April 30, 1994, and in September 1994, the MPSC approved the stipulation. Under the stipulation, MP&L implemented an ice storm rider schedule, which went into effect on September 29, 1994, that will increase rates approximately $8 million annually for five years. At the end of the five-year period, the revenue requirement associated with the undepreciated ice storm capitalized costs will be included in MP&L's base rates to the extent that this revenue requirement does not result in MP&L's rate of return on rate base being above the benchmark rate of return under MP&L's formula rate plan.

     Least Cost Planning. On December 1, 1992, and July 1, 1993, MP&L filed with the MPSC the Least Cost Plan described in "Business of Entergy - Competition - Least Cost Planning," above. In response to an increasingly competitive electric utility environment MP&L filed a motion on June 20, 1994, with the MPSC to lift a currently effective stay order and dismiss without prejudice the proposed Least Cost Plan. On July 28, 1994, the MPSC issued an order that lifted the stay and dismissed, without prejudice, the Least Cost Plan filing. MP&L will file, for informational purposes only, a revised Least Cost Plan in the fourth quarter of 1995. In this plan, MP&L intends to adopt the
RIM as the screening criterion for DSM programs including those DSM measures targeted at strategic load growth. This is in place of the total resource cost test that had been used in developing the initial Least Cost Plan. This criterion was adopted because programs selected under this screen will minimize the rate impact of any programs on all customers. MP&L has indicated that it will not seek special rate treatment, such as rate riders, for the cost of programs or loss of revenue due to DSM for programs selected using the RIM criterion.

      Fuel Adjustment Clause. MP&L's rate schedules include a fuel adjustment clause that permits recovery from customers of changes in the cost of fuel and purchased power. The monthly fuel adjustment rate is based on projected sales and costs for the month, adjusted for differences between actual and estimated costs for the second prior month.

     NOPSI

      Recovery of Grand Gulf 1 Costs. Under NOPSI's various Rate Settlements with the Council (which include the 1986 NOPSI Settlement, the February 4 Resolution relating to prudence issues, and the 1991 NOPSI Settlement of the issues raised in the February 4 Resolution),
NOPSI agreed to absorb and not recover from ratepayers a total of $186.2 million of its Grand Gulf 1 costs. NOPSI was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges,
for  recovery on a schedule extending from 1991 through 2001.   As  of
December 31, 1994, the uncollected balance of NOPSI's deferred costs was $204.7 million. NOPSI also agreed to a base rate freeze through October 31, 1996, excluding the scheduled increases, certain changes in tax rates, and increases related to catastrophic events. However, this base rate freeze was amended by the 1994 NOPSI Settlement discussed below. See Note 2 of NOPSI's Notes to Financial Statements, "Rate and Regulatory Matters - Prudence Settlement and Finalized Phase-In Plan."

      Electric Retail Rate Reduction. On November 18, 1993, in connection with the settlement of various issues related to the Merger, the Council adopted a resolution requiring NOPSI to reduce its annual electric base rates by $4.8 million on bills rendered on or after November 1, 1993.

     1994 NOPSI Settlement. In a settlement with the Council that was approved on December 29, 1994, NOPSI agreed to reduce electric and gas rates and issue credits and refunds to customers. Effective January 1, 1995, NOPSI implemented a $31.8 million permanent reduction in electric base rates and a $3.1 million permanent reduction in gas base rates. These adjustments resolved issues associated with NOPSI's return on equity exceeding 13.76% for the test year September 30, 1994. Under the 1991 NOPSI Settlement, NOPSI recovers from its retail customers its allocable share of certain costs related to Grand Gulf
1. NOPSI's base rates to recover those costs were derived from estimates of those costs made at that time. Any overrecovery of costs is required to be returned to customers. Grand Gulf 1 experienced lower operating costs than previously estimated, and NOPSI agreed to reduce its base rates in two steps to more accurately match the current costs related to Grand Gulf 1. On January 1, 1995, NOPSI implemented a $10 million permanent reduction in base electric rates to reflect the reduced costs related to Grand Gulf 1, to be followed by an additional $4.4 million rate reduction on October 31, 1995. These Grand Gulf 1 rate reductions, which are expected to be largely offset by lower operating costs, may reduce NOPSI's after-tax net income by approximately $1.4 million per year beginning November 1, 1995. The next scheduled Grand Gulf 1 phase-in rate increase in the amount of $4.4 million on October 31, 1995, will not be affected by the 1994 NOPSI Settlement.

      The  1994  NOPSI Settlement also requires NOPSI  to  credit  its customers $25 million over a 21-month period, beginning January 1, 1995, in order to resolve disputes with the Council regarding the interpretation of the 1991 NOPSI Settlement. NOPSI reduced its revenues by $25 million and recorded a $15.4 million net-of-tax reserve associated with the credit in the fourth quarter of 1994. The 1994 NOPSI Settlement further required NOPSI to refund, in December 1994, $13.3 million of credits previously scheduled to be made to customers during the period January 1995 through July 1995. These credits were associated with a July 7, 1994, Council resolution that ordered a $24.95 million rate reduction based on NOPSI's overearnings during the test year ended September 30, 1993. Accordingly, NOPSI recorded an $8 million net-of-tax charge in the fourth quarter of 1994.

      The 1994 NOPSI Settlement also required NOPSI to refund $9.3 million of overcollections associated with Grand Gulf 1 operating costs and $10.5 million of refunds associated with the settlement by System Energy of a FERC tax audit. The settlement of the FERC tax audit by System Energy required refunds to be passed on to NOPSI and to other Entergy subsidiaries and then on to customers. These refunds have no effect on current period net income.

      Gas Rates. In May 1992, NOPSI and the Council settled a pending application for gas rate increases. The settlement provided for annual rate increases of approximately $3.8 million in May 1992 and 1993, and the deferral of an additional $3 million for recovery in the years beginning in May 1993 through May 1996. NOPSI agreed to a base rate freeze, except for the scheduled increases and certain other exceptions, through October 31, 1996. However, this was amended by the 1994 NOPSI Settlement discussed above.

      Least Cost Planning. On December 1, 1992, and July 1, 1993, NOPSI filed with the Council the Least Cost Plan described under "Business of Entergy - Competition - Least Cost Planning," above. In response to an increasingly competitive electric utility environment NOPSI intends to adopt RIM as the screening criterion for DSM programs including those DSM measures targeted at strategic load growth. This is in place of the total resource cost test that had been used in developing the initial Least Cost Plan. This criterion was adopted because programs selected under this screen will minimize the rate impact of any programs on all customers. NOPSI has indicated that it will not seek special rate treatment, such as rate riders, for the cost of programs selected using the RIM criterion. NOPSI filed a report on September 28, 1994, with the Council that discussed Entergy's Least Cost Plan activities in other jurisdictions and described the motivations for these activities. NOPSI also filed a motion requesting that the Council defer the filing of a new Least Cost Plan, which the existing Least Cost Plan ordinance required on December 1, 1994. On October 6, 1994, the Council approved an amendment to the City Code that rescinded the December 1, 1994, filing requirement and allowed the Council to set a future date for a new filing. The Council's actions also established that there would be a set of hearings to consider a wide range of Least Cost Plan issues, and that a new filing date would be established following these hearings. These rulings do not affect the ongoing DSM programs that NOPSI is currently implementing in the City. The Council has established a proceeding to consider NOPSI's request for significant changes in the Least Cost Plan Ordinance. NOPSI's initial testimony in that matter was filed on November 17, 1994, and has been the
subject  of  discovery  requests  from  the  Council's  advisors   and
intervenors. Initial testimony of the Council's advisors and intervenors was filed February 10, 1995, and rebuttal testimony of all parties was due March 10, 1995.

      In connection with the settlement of various issues related to the Merger, the Council adopted a resolution on November 18, 1993, that provides that the Council will not disallow the first $3.5 million of costs incurred by NOPSI through October 31, 1993, in connection with the Least Cost Plan.

      Fuel Adjustment Clause. NOPSI's electric rate schedules include a fuel adjustment clause to reflect the delivered cost of fuel in the second preceding month, adjusted by a surcharge for deferred fuel expense arising from the monthly reconciliation of actual fuel cost incurred with fuel cost revenues billed to customers. The adjustment clause, on a monthly basis, also reflects the difference between nonfuel Grand Gulf 1 costs paid by NOPSI and the estimate of such costs provided in NOPSI's Grand Gulf 1 Rate Settlements. NOPSI's gas rate schedules include a gas cost adjustment to reflect gas costs in excess of those collected in rates, adjusted by a surcharge similar to that included in the electric adjustment clause. NOPSI defers on its books fuel and purchased gas costs to be reflected in billings to customers in the future under the fuel adjustment clause.


REGULATION

Federal Regulation

      Holding Company Act. Entergy Corporation is a public utility holding company registered under the Holding Company Act. As such, Entergy Corporation and its various direct and indirect subsidiaries (with the exception of its independent power/EWG subsidiaries) are subject to the broad regulatory provisions of that Act. Except with respect to investments in certain EWG projects and foreign utility company projects (see "Business of Entergy - Competition - General," above for a discussion of the EPAct), Section 11(b)(1) of the Holding Company Act limits the operations of a registered holding company system to a single, integrated public utility system, plus additional systems and businesses as provided by that section.

      Entergy Corporation, along with ten other electric utility holding companies, recently asked Congress to repeal the Holding Company Act. The Holding Company Act requires oversight by the SEC of many business practices and activities of utility holding companies and their subsidiaries including, among other things, nonutility activities. Entergy Corporation believes that the Holding Company Act inhibits its ability to compete in the evolving electric energy marketplace, and largely duplicates the oversight activities already performed by FERC and state and local public service commissions.

      Federal Power Act. The System operating companies, System Energy, and Entergy Power are subject to the Federal Power Act as administered by FERC and the DOE. The Federal Power Act provides for regulatory jurisdiction over the licensing of certain hydroelectric projects, the business of, and facilities for, the transmission and sale at wholesale of electric energy in interstate commerce and certain other activities of the System operating companies, System Energy, and Entergy Power as interstate electric utilities, including accounting policies and practices. Such regulation includes jurisdiction over the rates charged by System Energy for capacity and energy provided to AP&L, LP&L, MP&L, and NOPSI, or others, from Grand Gulf 1.

      AP&L holds a license for two hydroelectric projects (70 MW) that was renewed on July 2, 1980. This license, granted by FERC, will expire in February 2003.

Regulation of the Nuclear Power Industry

      General. Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, operation of nuclear plants is intensively regulated by the NRC, which has broad power to impose licensing and safety-related requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. AP&L, GSU, LP&L, and System Energy, as owners of all or a portion of ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively, and Entergy Operations, as the operator of these units, are subject to the jurisdiction of the NRC. Revised safety requirements promulgated by the NRC have, in the past, necessitated substantial capital expenditures at System nuclear plants and additional such expenditures could be required in the future.

      The  nuclear power industry faces uncertainties with respect  to the cost and availability of long-term arrangements for disposal of spent nuclear fuel and other radioactive waste, nuclear plant operational issues, the technological and financial aspects of decommissioning plants at the end of their licensed lives, and the effect of certain requirements relating to nuclear insurance. These matters are briefly discussed below.

      Spent Fuel and Other High-Level Radioactive Waste. Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. The NRC, pursuant to this Act, also requires operators of nuclear power reactors to enter into spent fuel disposal contracts with the DOE, and the affected System companies have entered into such disposal contracts. However, the DOE has not yet identified a permanent storage repository and, as a result, future expenditures may be required to increase spent fuel storage capacity at the plant sites. Currently the DOE projects it will begin to accept spent fuel no earlier than 2010. In the meantime, all System companies are responsible for spent fuel storage. (For further information concerning spent fuel disposal contracts with the DOE, schedules for initial shipments of spent nuclear fuel, current on-site storage capacity, and costs of providing additional on-site storage capacity, see Note 8 of AP&L's, GSU's, and LP&L's, and Note 7 of System Energy's, Notes to Financial Statements, "Commitments and Contingencies - Spent Nuclear Fuel and Decommissioning Costs.")

      Low-Level Radioactive Waste. The availability and cost of disposal facilities for low-level radioactive waste resulting from normal operation of nuclear units are subject to a number of uncertainties. Under the Low-Level Radioactive Waste Policy Act of 1980, as amended, each state is responsible for disposal of its own waste, and states may join in regional compacts to jointly fulfill their responsibilities. The States of Arkansas and Louisiana participate in the Central States Compact, and the State of Mississippi participates in the Southeast Compact. Two disposal sites are currently operating in the United States, and one of them, which is located in Washington, is closed to out-of-region generators. The second site, the Barnwell Disposal Facility (Barnwell) located in South Carolina, is operated by the Southeast Compact and the State of Mississippi is expected to have access to this site through December 1995. Barnwell had been open to out-of-region generators (including generators in Arkansas and Louisiana) in the past; however, on April 14, 1993, the Southeast Compact voted to deny access to Barnwell to members of the Central States Compact. Such access was reinstated for the period from October 1993 through June 1994, at which time legislative action by the State of South Carolina was required to permit further access to out-of-region generators. The South Carolina legislature failed to take action to permit further access to out-of-region generators; therefore, since July 1994, low-level radioactive waste generators in the Central States Compact, including AP&L, GSU, and LP&L, have been required to store such waste on-site until a Central States Compact facility becomes operational or another site becomes accessible.

      Both the Central States Compact and the Southeast Compact are working to establish additional disposal sites. The System, along with other waste generators, funds the development costs for new disposal facilities. The System's expenditures to date are approximately $30 million; and future levels of expenditures cannot be predicted. Until such facilities are established, the System will continue to seek access to existing facilities, which may be available at costs that are higher than those incurred in the past, or which may be unavailable. If such access is unavailable, the System will store low-level waste on-site at the affected units.

       Decommissioning. AP&L, GSU, LP&L, and System Energy are recovering portions of their estimated decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively. These amounts are being deposited in external trust funds that, together with the earnings thereon, can only be used for future decommissioning costs. Estimated decommissioning costs are regularly reviewed and updated to reflect inflation and changes in regulatory requirements and technology, and applications will be made to appropriate regulatory authorities to reflect in rates any future changes in projected decommissioning costs. (For additional information with respect to decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively, see Note 8 of AP&L's, GSU's, and LP&L's and Note 7 of System Energy's Notes to Financial Statements, "Commitments and Contingencies - Spent Nuclear Fuel and Decommissioning Costs.")

     Uranium Enrichment Decontamination and Decommissioning Fees. The EPAct requires all electric utilities (including AP&L, GSU, LP&L, and System Energy) that have purchased uranium enrichment services from the DOE to contribute up to a total of $150 million annually, adjusted for inflation, up to a total of $2.25 billion over approximately 15 years, for decommissioning and decontamination of enrichment facilities. AP&L's, GSU's, LP&L's, and System Energy's estimated annual contributions to this fund are approximately $3.4 million, $0.9 million, $1.3 million, and $1.4 million, respectively, in 1995 dollars over approximately 15 years. Contributions to this fund are to be recovered through rates in the same manner as other fuel costs.

       Nuclear Insurance. The Price-Anderson Act limits public liability for a single nuclear incident to approximately $8.92 billion as of December 31, 1994. AP&L, GSU, LP&L, and System Energy have protection with respect to this liability through a combination of private insurance (currently $200 million each) and an industry assessment program, and also have insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. (For a discussion of insurance applicable to nuclear programs of AP&L, GSU, LP&L, and System Energy, see Note 7 of System Energy's and Note 8 of AP&L's, GSU's, and LP&L's Notes to Financial Statements, and Note 8 of Entergy Corporation and Subsidiaries, Notes to Consolidated Financial Statements, "Commitments and Contingencies - Nuclear Insurance.")

Nuclear Operations

      General. Entergy Operations operates ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of AP&L, GSU, LP&L, and System Energy, respectively. AP&L, GSU, LP&L, and System Energy, and the other Grand Gulf 1 and River Bend co-owners, have retained their ownership interests in their respective nuclear generating units. AP&L, GSU, LP&L, and System Energy have also retained their associated capacity and energy entitlements, and pay directly or reimburse Entergy Operations at cost for its operation of the units.

      On June 24, 1992, the NRC issued a bulletin requiring all utilities using a certain fire barrier material in a nuclear power plant to take certain actions related to the material. This material may have been used in as many as 87 nuclear plants in the United States, including ANO, River Bend, Waterford 3, and Grand Gulf 1 (see "River Bend," below for additional information).

     ANO. ANO 2 experienced a forced outage for repair of certain steam generator tubes in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages in September 1992, May 1993, April 1994, and January 1995. AP&L's budgeted maintenance expenditures were adequate to cover the cost of such repairs. Unit 2's output has been reduced 15 megawatts or 1.6% due to secondary side fouling, tube plugging, and reduction of primary temperature. Entergy Operations continues to take steps at ANO 2 to reduce the number and severity of future tube cracks. In addition, Entergy Operations continues to meet with the NRC to discuss such steps and results of inspections of the steam generator tubes, as well as the timing of future inspections. Additional inspections are planned for the normal refueling outage scheduled for October 1995.

     On January 13, 1993, in connection with the Merger, GSU filed two applications with the NRC to amend the River Bend operating license. The applications sought the NRC's consent to the Merger and to a change in the licensed operator of the facility from GSU to Entergy Operations. On August 6, 1993, Cajun filed a petition to intervene and a request for a hearing in the proceedings. On January 27, 1994, the presiding NRC Atomic Safety and Licensing Board (ASLB) issued an order granting Cajun's petition to intervene and ordered a hearing on one of Cajun's contentions. On February 15, 1994, GSU filed an appeal of the ASLB Order with the NRC. On December 16, 1993, prior to this ASLB ruling, the NRC Staff issued the two license amendments for River Bend, making them effective immediately upon consummation of the Merger. On February 14, 1994, Cajun filed with the D.C. Circuit petitions for review of the two license amendments issued by the NRC. These two amendments are in full force and effect, but are subject to the outcome of the two proceedings. On August 23, 1994, the NRC issued an order disallowing GSU's appeal in the ASLB proceeding and upholding the ASLB's January 27, 1994 order. A hearing on the proceeding before the ASLB is scheduled to begin May 9, 1995.

State Regulation

      General. Each of the System operating companies is subject to regulation by its respective state and/or local regulatory authorities with jurisdiction over the service areas in which each company operates. Such regulation includes authority to set rates for electric and gas service provided at retail. (See "Rate Matters and Regulation - Rate Matters - Retail Rate Matters," above.)

      AP&L is subject to regulation by the APSC and the Tennessee Public Service Commission (TPSC). APSC regulation includes the authority to set rates, determine reasonable and adequate service, fix the value of property used and useful, require proper accounting, control leasing, control the acquisition or sale of any public utility plant or property constituting an operating unit or system, set rates of depreciation, issue certificates of convenience and necessity and certificates of environmental compatibility and public need, and control the issuance and sale of securities. Regulation by the TPSC includes the authority to set standards of service and rates for service to customers in the state, require proper accounting, control the issuance and sale of securities, and issue certificates of convenience and necessity.

      GSU is subject to the jurisdiction of the municipal authorities of incorporated cities in Texas as to retail rates and services within their boundaries, with appellate jurisdiction over such matters residing in the PUCT. GSU is also subject to regulation by the PUCT as to retail rates and services in rural areas, certification of new generating plants, and extensions of service into new areas. GSU is subject to regulation by the LPSC as to electric and gas service, rates and charges, certification of generating facilities and power or capacity purchase contracts, and other matters.

      LP&L is subject to the jurisdiction of the LPSC as to rates and charges, standards of service, depreciation, accounting, and other matters, and is subject to the jurisdiction of the Council with respect to such matters within Algiers.

      MP&L is subject to regulation as to service, service areas, facilities, and retail rates by the MPSC. MP&L is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station.

      On October 11, 1994, twelve Mississippi cities filed a complaint in state court against MP&L and eight electric power associations seeking a judgment from the court declaring unconstitutional certain Mississippi statutes that establish the procedure that must be followed before a municipality can acquire the facilities and certificate rights of a utility serving in the municipality. Specifically, the suit requests that the court declare unconstitutional certain 1987 amendments to the Mississippi Public Utilities Act that require that the MPSC cancel a utility's certificate to serve in the municipality before a municipality may acquire a utility's facilities located in the municipality. The suit also requests that the court find that Mississippi municipalities can serve any consumer in the boundaries of the municipality and within one mile thereof. Such a finding would be contrary to Mississippi Supreme Court decisions that have held that a municipality cannot serve in another utility's service area even where the municipal boundaries extend into such service area. On January 6, 1995, MP&L and the other defendants filed motions to dismiss. The matter is pending and will be vigorously contested by MP&L.

      NOPSI is subject to regulation as to electric and gas service, rates and charges, standards of service, depreciation, accounting, issuance of certain securities, and other matters by the Council.

      Franchises. AP&L holds exclusive franchises to provide electric service in 301 incorporated cities and towns in Arkansas, all of which are unlimited in duration and terminable by either party. In Arkansas, franchises are considered to be contracts and therefore are terminable upon breach of the contract.

      GSU holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric and gas service in 55 incorporated villages, cities, and towns in Louisiana and 64 incorporated cities and towns in Texas. GSU ordinarily holds 50-year franchises in Texas towns and 60-year franchises in Louisiana towns. The current terms of GSU's electric franchises will expire in the years 2007-2036 in Texas and in the years 2015-2046 in Louisiana. The natural gas franchise in the City of Baton Rouge will expire in the year 2015.

      LP&L holds non-exclusive franchises to provide electric service in 116 incorporated villages, cities, and towns. Most of these franchises have 25-year terms expiring during the period 1995-2015. However, six of these municipalities have granted 60-year franchises, with the last one expiring in the year 2040. Of these franchises, none has expired to date, one is scheduled to expire as early as 1995, and 37 are scheduled to expire by year-end 2000. LP&L also supplies electric service in 353 unincorporated communities, all of which are located in parishes (counties) from which LP&L holds non-exclusive franchises to serve the areas in which the unincorporated communities are located.

       MP&L has received from the MPSC certificates of public convenience and necessity to provide electric service to the areas of Mississippi that MP&L serves, which include a number of municipalities. MP&L continues to serve in such municipalities upon payment of a statutory franchise fee, regardless of whether an original municipal franchise is still in existence.

      NOPSI provides electric and gas service in the City of New Orleans pursuant to city ordinances which state, among other things, that the City has a continuing option to purchase NOPSI's electric and gas utility properties.

      System Energy has no franchises from any municipality or state. Its business is currently limited to wholesale sales of power.

Environmental Regulation

      General. In the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters, Entergy's facilities and operations are subject to regulation by various federal, state, and local authorities. Entergy considers itself to be in substantial compliance with those environmental regulations currently applicable to its facilities and operations. Entergy has incurred increased costs of construction and other increased costs in meeting environmental protection standards. Because environmental regulations are continually changing, the ultimate compliance costs to Entergy cannot be precisely estimated at any one time. However, Entergy currently estimates that its potential capital expenditures for environmental control purposes, including those discussed in "Clean Air Legislation," below, will not be material for the System as a whole.

     Clean Air Legislation.  The Clean Air Act Amendments of 1990 (the
Act) set up three programs, acid rain for control of sulfur and nitrogen oxides (NOx), ozone nonattainment area for control of NOx and volatile organic compounds, and operating permits for administration and enforcement of these and other Clean Air Act programs.

     Under the acid rain program, no additional control equipment will be required to control sulfur dioxide. Regarding sulfur dioxide emissions, the Act provides "allowances" to most Entergy generating units based upon past emission levels and operating characteristics. Each allowance is an entitlement to emit one ton of sulfur dioxide per year. Under the Act, utilities will be required to possess allowances for sulfur dioxide emissions from affected generating units. All of Entergy's generating units are classified as "Phase II" units under the Act and are therefore subject to sulfur dioxide allowance requirements beginning in the year 2000. Based on Entergy's operating history, it is considered a "clean" utility and as such has been allocated more allowances than are currently necessary for normal operations. Entergy believes that it will be able to operate its units efficiently without installing scrubbers or purchasing allowances from outside sources, and may have excess allowances available for sale to others.

     In addition, Entergy has installed additional continuous emission monitoring (CEM) equipment at its base load and cycling generating units to comply with EPA regulations under the Act. Additional CEM equipment will be installed at peaking generating units in 1995 to comply with the regulations at an estimated cost of $3.0 million.

      Under ozone nonattainment programs in the area served by GSU, control equipment may eventually be required for nitrogen oxide reductions due to the ozone nonattainment status of the Baton Rouge, Louisiana and Beaumont and Houston, Texas, areas. These states are studying the causes of ozone pollution in these areas and will decide during 1995 whether to require controls in these areas. If the states decide to regulate NOx, the cost of such control equipment is estimated at $16.0 million through 1997.

      Under Title V of the Act, EPA promulgated operating permit regulations in 1994 that may set new operating criteria for the fossil plants relating to fuels, emissions, and equipment maintenance practices. Entergy may also have to install additional CEM equipment as a result of these permits. The extent of the cost will be determined on a state by state basis as plants are granted permits during 1995 and 1996. Any capital and operation and maintenance costs will begin in 1996 and 1997. The authority to impose permit fees under this program has been delegated to the states by EPA and, depending on the extent of the state program and the fees imposed by each state regulatory authority, permit fees for the System could range from $1.6 to $5.0 million annually.

       Entergy currently estimates that future capital costs of approximately $16.0 million for NOx control and approximately $3.0 million for CEM could be required to comply with the Act. During 1994, Entergy incurred capital costs of approximately $5.7 million for NOx control and approximately $14.7 million for CEM.

     There are several other areas, such as air toxins and visibility, that will require regulatory study and rule promulgation to determine whether pollution control equipment is necessary.

     Other Environmental Matters. The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (Superfund), among other things, authorize the EPA and, indirectly, the states to require the generators and certain transporters of certain hazardous substances released from or at a site, and the owners or operators of such site, to clean up the site or reimburse the costs therefor. This statute has been interpreted to impose joint and several liability on responsible parties. In compliance with applicable laws and regulations in effect at the time, the System operating companies have sent waste materials to various disposal sites over the years. Also, past operating procedures and maintenance practices, which were not subject to regulation at that time, are now regulated by various environmental laws. Some of these sites have been the subject of governmental action, thereby causing one or more of the System operating companies to be involved with site cleanup activities. The System operating companies have participated to various degrees in accordance with their potential liability in these site cleanups and have, therefore, developed experience with cleanup costs. Their experience in these matters, and their judgments related thereto, are utilized by them in evaluating these sites. In addition, the System operating companies have established reserves for environmental clean-up/restoration activities.

      AP&L. AP&L has received notices from time to time between 1989 and 1993, from the EPA, the Arkansas Department of Pollution Control and Ecology (ADPC&E), and others that it (among numerous others, including various utilities, municipalities and other governmental units, and major corporations) may be a PRP for cleanup costs associated with various sites in Arkansas. Most of these sites are neither owned nor operated by any System company. Contaminants at the sites include principally polychlorinated biphenyls (PCBs), lead, and other hazardous wastes. These sites and others are described below.

      AP&L received notices from the EPA and ADPC&E in 1990 and 1991, identifying it as one of 30 PRPs (along with LP&L and GSU) at one Saline County site in Arkansas. The site was contaminated with PCBs and lead. AP&L actively participated with the cleanup of the site, which was completed in 1994. EPA has reviewed and accepted the site remediation and closure report. AP&L to date has expended approximately $1.0 million at the site and does not anticipate any significant additional expenditures. The EPA has discovered an additional site in Saline County that is similar to the site mentioned above and could involve many of the same PRPs. At EPA's request, AP&L voluntarily performed stabilization activities at the site. EPA has indicated that the records associated with the site are inconclusive, therefore no PRPs have been named at this time. AP&L, LP&L and GSU believe their potential liability for this site, if any, will not be material.

      Reynolds Metals Company (RMC) and AP&L notified the EPA in 1989 of possible PCB contamination at two former RMC plant sites in Arkansas to which AP&L had supplied power. AP&L completed remediation at the substations serving the plant sites at a cost of $1.7 million. Additional PCB contamination was found in a portion of a drainage ditch that flows from the RMC's Patterson facility to the Ouachita River. RMC has demanded that AP&L participate in the remediation efforts with respect to the ditch. AP&L and independent contractors engaged by AP&L conducted an investigation of the ditch contamination and the potential migration of PCBs from the electrical equipment that AP&L maintained at the plant. The investigation concluded that little, if any, of the contamination was caused by AP&L. AP&L's expenditures thus far on the ditch have been approximately $150,000. It is AP&L's understanding that RMC has spent approximately $10.0 million to complete remediation of the ditch contamination. AP&L has not received a notice from the EPA that it may be a PRP with respect to remediation costs for this site. However, RMC is seeking reimbursement of $5.0 million (50% of expenditures) from AP&L. AP&L continues to deny responsibility for any of such remediation costs and believes that its potential liability, if any, for this site will not be material.

      AP&L entered into a Consent Administrative Order dated February 21, 1991, with the ADPC&E that named AP&L as a PRP for cleanup of contamination associated with the Utilities Services, Inc. state superfund site located near Rison, Arkansas. Such site was found to have soil contaminated by PCBs and pentachlorophenol (a wood preservative chemical). Also, containers and drums that contained PCBs and other hazardous substances were found at the site. AP&L's share of total remediation costs is estimated to range between $3.0 million and $5.0 million. AP&L is attempting to identify and notify other PRPs. AP&L has received assurances from the ADPC&E that it will use its enforcement authority to allocate remediation expenses among AP&L and any other PRPs that can be identified (approximately 20 have been identified to date). AP&L has performed the activities necessary to stabilize the site, which to date has cost approximately $348,000. AP&L believes that its potential liability for this site will not be material.

      As a result of an internal investigation, AP&L has discovered soil contamination at two AP&L-owned sites located in Blytheville, Arkansas, and Pine Bluff, Arkansas. The contamination appears to be a result of past operating procedures that were performed prior to any applicable environmental regulation. AP&L has investigated these sites to determine the full extent of the contamination and has stabilized the sites at an aggregate cost of approximately $250,000. AP&L estimates the remediation cost for both sites to be less than $1.0 million.

      GSU. GSU has been notified by the EPA that it has been designated as a PRP for the cleanup of sites on which GSU and others have, or have been alleged to have, disposed of hazardous materials. GSU is currently negotiating with the EPA and various state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-related disease that allegedly occurred from exposure on GSU premises or on premises on which GSU allegedly disposed of materials (see "Other Regulation and Litigation - GSU," below). While the amounts at issue in the cleanup efforts and suits may be very substantial sums, management believes that its financial condition and results of operations will not be materially affected by the outcome of the clean-ups and the suits. These environmental liabilities are described below.

       In 1971, GSU purchased certain property near its Sabine generating station for possible cooling water capability expansion. Although it was not known to GSU at the time of the purchase, the property was utilized by area industries in the 1950's and 1960's as an industrial waste dump. GSU sold the property in 1984. In October 1984 the abandoned waste site on the property was included on the
Superfund  National Priorities List (NPL) by the  EPA.   The  EPA  has
indicated that it believes GSU to be a PRP for cleanup of the site based on its past ownership. GSU has advised the EPA that it does not believe that it has such responsibility. GSU has pursued negotiations with the EPA and is a member of a task force made up of other PRPs for the voluntary cleanup of the waste site. A Consent Decree has been signed by all parties. The ultimate costs for the voluntary cleanup are not known because additional wastes have been discovered at the site since the original cleanup costs were estimated, however they are expected to be at least $15.0 million. GSU has negotiated a responsible share of 2.26% of the estimated cleanup cost. Federal and state agencies are presently examining potential liabilities associated with natural resource damages. This matter is currently under negotiation with the other PRPs and the agencies. GSU does not presently believe that its ultimate responsibility with respect to this site will be material after allowance for previously reserved amounts.

      In March 1993, GSU completed its cleanup activities at a site in Houston, Texas, which is included in the NPL. On September 20, 1993, GSU received formal notification from the EPA of its acceptance of the remedial activities conducted at the site. Currently, other parties are conducting cleanup activities at the site. However, these cleanup activities are unrelated to GSU's involvement at the site. Through 1994, GSU incurred cleanup costs of approximately $3.3 million. Pursuant to the Consent Decree, GSU is responsible for oversight costs incurred by the EPA. GSU has not received a reimbursement request for outstanding oversight costs, but anticipates these costs may total between $250,000 and $500,000. GSU is pursuing contribution for the cleanup costs at the site from other parties believed to be potentially responsible.

       GSU is currently involved in a multi-phased remedial investigation of an abandoned manufactured gas plant (MGP) site located in Lake Charles, Louisiana. The property was the site of an MGP that is believed to have operated during the period from approximately 1916 to 1931. Coal tar, a by-product of the distillation process, was apparently routed to a portion of the property for disposal. Since GSU purchased the property in 1926, the same area has been filled with soil and used as a landfill for miscellaneous items including electrical poles, electrical equipment, and other debris. Under an Order by the Louisiana Department of Environmental Quality (LDEQ), which is currently stayed, GSU was required to investigate and, if necessary, take remedial action at the site. On February 13, 1995 the EPA published a proposed rule adding the Lake Charles site to the NPL. Another PRP has been identified and is believed to have had a role in the ownership and operation of the MGP. Negotiations with that company for joint participation and any remedial action are expected to continue. GSU currently is awaiting notification from the EPA before initiating additional cleanup negotiations or actions. While studies to determine the location of the coal tar have been conducted, the cleanup costs of the site are unknown. GSU does not presently believe that its ultimate responsibility with respect to this site will be material after allowance for previously reserved amounts.

      GSU has also been advised that it has been named as a PRP, along with a number of other companies (including LP&L), for an abandoned waste oil recycling plant site in Livingston Parish, Louisiana, which is included on the NPL. Although significant remediation has been completed, additional studies are expected to continue in 1995. GSU and LP&L have been named as defendants in a class action lawsuit lodged against a group of PRPs associated with the site. (For information regarding litigation in connection with the Livingston Parish site, see "Other Regulation and Litigation - GSU," below.) GSU does not presently believe that its ultimate responsibility with respect to this site will be material.

      GSU received notification in 1992 from the EPA of potential liability at a site located in Iota, Louisiana. This site accepted a variety of wastes, including medical and chemical wastes. In addition to GSU, over 200 parties have been named as PRPs. The EPA is continuing its investigation of the site and has notified the PRPs of the possibility of this site being linked to another site. To date, GSU has not received notification of liability with regard to the other site. GSU does not presently believe its ultimate responsibility with respect to this site will be material.

      GSU, along with AP&L and LP&L, was notified in 1990 of its potential liability at a site located in Saline County, Arkansas (see "AP&L" above). GSU believes its responsibility to be de minimus at the one site where the cleanup has been completed and also at the additional site.

      LP&L and NOPSI. LP&L and NOPSI have received notices from time to time between 1986 and 1993 from the EPA and/or the states of Louisiana and Mississippi that one or both of the companies may be a PRP for cleanup costs associated with disposal sites that are currently in various stages of remediation in Arkansas, Illinois, Louisiana, Mississippi, and Missouri that are neither owned nor operated by any System company.

      As to one Missouri site, LP&L's and NOPSI's aggregate liability is currently estimated not to exceed $558,000. Because of the type and the large number of PRPs (over 700, including many large utilities and national and international corporations), LP&L and NOPSI do not expect liabilities in excess of this amount.

      As to the two Saline County, Arkansas, sites (see "AP&L" above), LP&L (along with GSU) believes its responsibilities to be de minimus because of its limited scope of involvement and the number and nature of PRPs . LP&L received notice from the EPA in November 1992, that it (along with AP&L) was involved in the Union County, Arkansas, site. An agreement has been negotiated and settled with the EPA that determined LP&L to be a de minimus party with a total liability of approximately $28,000 (see "AP&L," above).

      As to one Mississippi site, LP&L (along with System Energy) understands that EPA has expended approximately $740,000 for this site (three separate locations being treated administratively as one). The State of Mississippi has indicated it intends to have PRPs conduct a cleanup of the site but has not yet taken formal action. LP&L has expended $22,300 to settle with the EPA for its costs for this site and, because there are 44 PRPs for this site (including a number of major oil companies), does not expect its share of future costs to be material.

      NOPSI received notice from the EPA with respect to a second Mississippi site in the fall of 1994. NOPSI has advised the EPA in connection with that site that (1) the natural gas condensate NOPSI sold in 1983 and 1984 is excluded from the definition of "hazardous waste" under Superfund and (2) NOPSI is not aware that such material was ever shipped to the site in question. NOPSI believes it is not liable with regard to the $298,000 which EPA allegedly incurred in conducting operations at the site.

     With respect to the Livingston Parish, Louisiana, site (involving at least 70 PRPs, including GSU and many other large and creditworthy corporations), LP&L has found in its records no evidence of its involvement. (For information regarding litigation in connection with the Livingston Parish site, see "Other Regulation and Litigation - LP&L," below.) At a second Louisiana site (also included on the NPL and involving 57 PRPs, including a number of major corporations), NOPSI believes it has no liability for the site because the material it sent to the site was not a hazardous substance.

      During 1994, impact assessments were conducted at a power plant owned and operated by LP&L. Initial groundwater information is being collected for submittal to LDEQ. Remediation strategies will be formulated to restore the area to acceptable conditions. LP&L estimates costs to be approximately $135,000.

      From 1992 to 1994, LP&L performed site assessments and remedial activities at two retired power plants previously owned and operated by two Louisiana municipalities. LP&L purchased the power plants, as part of the acquisition of municipal electric systems after operating them for the last few years of their useful lives. The assessments indicated some subsurface contamination from fuel oil. LP&L has completed all remediation work to the LDEQ's satisfaction for these two former generating plants, and follow-up sampling has been completed at one site. Sampling at the other site is expected to be completed in 1996. Because of LDEQ solid waste regulations promulgated in 1993, LP&L in 1994 began to close a surface impoundment at another municipal plant site now owned and operated by LP&L. With regard to hydrocarbons found in some ground water near the impoundment, additional assessment activities pursuant to LDEQ review were completed in January 1995. A report on such activities was filed with the LDEQ in February 1995.

       During 1993, the LDEQ issued new rules for solid waste regulation, including waste water impoundments. LP&L has determined that certain of its power plant waste water impoundments are affected by these regulations and has chosen to either upgrade or close them. The aggregate cost of the upgrades and closures, to be completed by 1996, is estimated to be $16 million.

      System Energy. In February 1990, System Energy received an EPA notice that it may be a PRP along with numerous other parties for cleanup costs associated with the same site in Mississippi in which LP&L is involved. Potential liability is based on the alleged shipment of waste oil to the site from 1981 to 1985. System Energy does not expect its share of the total expenditures to be material because there are 44 PRPs for this site, including a number of major oil companies.

Other Regulation and Litigation

      Entergy Corporation and GSU. In July and August 1992, Entergy Corporation and GSU filed applications with FERC, the LPSC, and the PUCT, and Entergy Corporation, Entergy Operations, and Entergy Services filed an application with the SEC under the Holding Company Act, seeking authorization of various aspects of the Merger. In January 1993, GSU filed two applications with the NRC seeking approval of the change in ownership of GSU and an amendment to the operating license for River Bend to reflect its operation by Entergy Operations. All regulatory approvals were obtained in 1993 and the Merger was consummated on December 31, 1993, (see "Business of Entergy - Entergy Corporation-GSU Merger," above, for further information).

      FERC's December 15, 1993, and May 17, 1994, orders approving the Merger were appealed to the United States Court of Appeals for the District of Columbia Circuit by Entergy Services, the City, the Arkansas Electric Energy Consumers (AEEC), the APSC, Cajun, the MPSC, the American Forest and Paper Association, the State of Mississippi, the Cities of Benton and others, and Occidental Chemical Corporation (Occidental). Entergy seeks review of FERC's deletion of a 40% cap on the amount of fuel savings GSU may be required to transfer to other Entergy operating companies under a tracking mechanism designed to protect the other companies from certain unexpected increases in fuel costs. The other parties are seeking to overturn FERC's decisions on various grounds, including the issues of whether FERC appropriately conditioned the Merger to protect various interested parties from alleged harm and FERC's reliance on Entergy's transmission tariff to mitigate any potential anticompetitive impacts of the Merger.

      On November 18, 1994, the D. C. Circuit denied motions filed by Cajun, Occidental, and AEEC for a remand to FERC and a partial summary grant of the petitions for review. At the same time, the D.C. Circuit ordered that the cases be held in abeyance pending FERC's issuance of
(1) a final order on remand in the proceedings on Entergy's transmission tariff, citing its July 12, 1994, opinion discussed in "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - Open Access Transmission," and (2) a final order on competition issues in the proceedings on the Merger.

      On December 30, 1993, Entergy Services submitted to FERC tariff revisions to comply with FERC's December 15, 1993, order approving the Merger. On February 4, 1994, the APSC and AEEC filed with FERC a joint protest to the compliance filing. They alleged that Entergy must insulate the ratepayers of AP&L, LP&L, MP&L, and NOPSI from all litigation liabilities related to GSU's River Bend nuclear facility. In its May 17, 1994, order on rehearing, FERC addressed Entergy's commitment to insulate the customers of AP&L, LP&L, MP&L, and NOPSI against liability resulting from certain litigation involving River Bend. In response to FERC's clarification of Entergy's commitment, Entergy Services filed a compliance filing on June 16, 1994, which amended certain System Agreement language submitted with the December 30, 1993, filing. APSC and AEEC subsequently filed protests questioning the adequacy of Entergy's June 16, 1994, compliance filing. Entergy filed an answer to the protest reiterating its full compliance with the requirements of FERC's May 17, 1994, order on rehearing. FERC has not yet acted on the compliance filings.

      On February 14, 1994, Cajun filed with the D. C. Circuit petitions for review of the NRC's issuance of two Merger-related license amendments for River Bend. The D. C. Circuit consolidated the cases and assigned the cases to be heard by the same panel and on the same day as the petitions to review the SEC Merger-related orders. On December 29, 1994, the D. C. Circuit, citing its July 12, 1994, opinion discussed in "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - Open Access Transmission," ordered the parties to file motions governing further proceedings within thirty days. Subsequently, the NRC and Entergy requested that the D. C.
Circuit hold the case in abeyance; Cajun asked the D. C. Circuit to remand the proceedings to the NRC. On March 14, 1995, the D.C. Circuit denied the NRC's and Entergy's request, ordered the original NRC order be set aside, and remanded the case to the NRC for further consideration.

      Requests for rehearing of the SEC order were filed with the SEC by Houston Industries Incorporated and Houston Lighting & Power Company on December 28, 1993, and petitions for review seeking to set aside the SEC order were filed with the D.C. Circuit by these parties on February 15, 1994, and by Cajun on February 14, 1994. The matter has been remanded by the D.C. Circuit to the SEC for further consideration in light of developments at FERC relating to Entergy's transmission tariffs.

      See "Nuclear Operations - River Bend," above for information on challenges to the NRC's approval of GSU's applications.

     Appeals seeking to set aside the LPSC order related to the Merger were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana, by Houston Lighting & Power Company on August 13, 1993, and by the Alliance for Affordable Energy, Inc. on August 20, 1993. Subsequently, on February 9, 1994, Houston Lighting & Power Company filed a motion voluntarily dismissing its appeal. On February 9, 1995, the 19th Judicial District Court ruled that there was no duty on the part of the LPSC to consider environmental issues in this matter and, accordingly, dismissed the claim of the Alliance based on those grounds. The Alliance appealed this ruling to the Louisiana Supreme Court. The matter is pending.

      AP&L. Three lawsuits (which have been consolidated) were filed in the Arkansas District Court by numerous plaintiffs against AP&L and Entergy Services in connection with the operation of two dams during a period of heavy rainfall and flooding in May 1990. The consolidated lawsuits sought approximately $14.4 million in property losses and other compensatory damages, and $500 million in punitive damages. In their responses to these complaints, AP&L and Entergy Services asserted, among other things, that AP&L owns flowage easements giving it the permanent right to inundate the lands owned or occupied by the plaintiffs in connection with the operation of the dams. In June
1991, the Arkansas District Court granted summary judgment to AP&L with respect to the enforceability of its flowage easements. In November 1991, the Arkansas District Court ruled that Entergy Services was entitled to the benefit of AP&L's flowage easements, in effect, removing from consideration damages in the approximate amount of $13.5 million alleged to have occurred within the areas covered by the easements. As a result, over 300 plaintiffs claiming damage within the easements were dismissed from the consolidated case in December 1991. Certain plaintiffs appealed these orders to the Eighth Circuit, which appeal was denied in March 1992. Following the Eighth Circuit's denial of their interlocutory appeal from the Arkansas District Court's orders, certain of the plaintiffs, without prejudice to their right to refile, voluntarily dismissed their claims which had not been disposed of in the Arkansas District Court's orders, thus making the orders a final adjudication, and appealed these orders to the Eighth Circuit. The remaining plaintiffs obtained a stay and an administrative termination of their claims, pending the outcome of the appeal. In December 1993, a three-judge panel of the
Eighth Circuit filed its opinion affirming the judgment of the Arkansas District Court and entered judgment accordingly. The plaintiffs appealing the Arkansas District Court's orders filed petitions with the Eighth Circuit for a rehearing by the entire Court sitting en banc, which petitions were denied. These plaintiffs failed timely to petition the U.S. Supreme Court to issue a writ of certiorari to permit its review of the Eighth Circuit's decision, thereby concluding this aspect of the litigation. On February 10, 1995, the plaintiffs who had voluntarily dismissed their claims, and as to whom the flowage easements did not apply, petitioned the Arkansas District Court to reopen the proceedings as to their claims. AP&L and Entergy Services will respond to the petition by opposing the reopening of this aspect of the litigation on the basis that the applicable statutes of limitation were not tolled by the order permitting the voluntary dismissal of the claims and that the delay since final resolution of the appeals is unreasonable.

      GSU. Between 1986 and 1993, GSU and approximately 70 other defendants, including many national and international corporations, including LP&L, have been sued in 17 suits in the Livingston Parish, Louisiana District Court (State District Court) by a number of plaintiffs who allegedly suffered damage or injury, or are survivors of persons who allegedly died, as a result of exposure to "hazardous toxic waste" that emanated from a site in Livingston Parish. The plaintiffs alleged that the defendants generated, transported, or participated in the storage of such wastes at the facility, which was previously operated as a waste oil recycling facility. These State District Court suits, which seek damages in total amounts ranging from $1.0 million to $10.0 billion and are now consolidated in a class action, and three federal suits in three states other than Louisiana involving issues arising from the same facility, have been removed and transferred, respectively, to the U.S. District Court for the Middle District of Louisiana (Federal District Court). On June 23, 1994, the Federal District Court entered into the record its first case management and scheduling order, which order, among other things, set the trial in this matter for September 3, 1996. Such order also stated the intention of the Federal District Court to facilitate, prior to the scheduled trial date, appellate review of any significant decisions. At an April 28, 1994 status conference, the Federal
District Court judge stated that he intended to adopt the Federal magistrate's recommendation that the class action not be remanded to the State District Court. On January 26, 1995, the Federal District Court certified the plaintiffs' lawsuit as a Federal class action. A trial date of April 11, 1994, previously set by the State District Court was not met. The matter is pending.

      In October 1989, an amended lawsuit petition was filed on behalf of 985 plaintiffs in the District Court of Jefferson County, Texas, 60th Judicial District in Beaumont, Texas, naming 55 defendants including GSU. In February 1990, another amended lawsuit petition was filed in a different state District Court in Jefferson County, Texas, on behalf of over 200 plaintiffs (subsequently amended to include a total of 660) naming 127 defendants, including GSU. Possibly 300 to 400 or more of the plaintiffs in Texas may have worked at GSU's premises. Two similar suits also have been filed in the District Courts of Jefferson County, Texas, one on behalf of approximately 210 plaintiffs against about 122 defendants, including GSU, and the other on behalf of about 136 plaintiffs against approximately 63 defendants, including GSU. In these two suits together, possibly 60 to 70 plaintiffs may have worked at GSU. These two suits have not been settled. At least five other individual suits have been filed in Beaumont against GSU and others, seeking damages for alleged asbestos exposure. All of the plaintiffs in such suits are also suing GSU and all other defendants on a conspiracy count. There are 25 asbestos-related law suits filed in the 14th Judicial District Court of Calcasieu Parish in Lake Charles, Louisiana, on behalf of an aggregate of 53 plaintiffs naming from 16 to 24 defendants including GSU, and GSU is aware of as many as 61 additional cases that may be filed. The suits allege that each plaintiff contracted an asbestos-related disease from exposure to asbestos insulation products on the premises of such defendants. Settlements of the two largest of the Jefferson County suits (involving about 1660 groups of claimants) and all of the suits in Calcasieu Parish were consummated in the second and third quarters of 1994. GSU was named as one of a number of defendants in nearly all of the suits. GSU's share of the settlements was not material to its financial position or results of operations.

      On February 3, 1984, Dow Chemical Company filed a request with the LPSC for a hearing to consider issues related to the purchase of cogenerated power by GSU. Other industries subsequently filed similar requests and the matters were consolidated. In November 1984, the LPSC completed hearings on rules, policies, and pricing methodologies applicable to cogeneration. Key issues were whether or not (1) GSU should be required to pay the industries for avoided capacity costs, and (2) GSU should be required to wheel power to or from the industrial plants. Although the matter is still pending before the LPSC, the LPSC did set interim rates, subject to refund by either Dow or GSU, which exclude capacity costs.

      GSU/Cajun - GSU has significant business relationships with Cajun, including co-ownership of River Bend and Big Cajun 2, Unit 3. GSU and Cajun own 70% and 30% undivided interests in River Bend, respectively, and 42% and 58% undivided interests in Big Cajun 2, Unit 3, respectively.

      Cajun/River Bend Litigation - In June 1989, Cajun filed a civil action against GSU in the United States District Court for the Middle District of Louisiana (District Court). Cajun's complaint seeks to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement) relating to River Bend. Cajun alleges fraud and error by GSU, breach of its fiduciary duties owed to Cajun, and/or GSU's repudiation, renunciation, abandonment, or dissolution of its core obligations under the Operating Agreement, as well as the lack or failure of cause and/or consideration for Cajun's performance under the Operating Agreement. The suit also seeks to recover Cajun's alleged $1.6 billion investment in the unit as damages, plus attorneys' fees, interest, and costs. On November 25, 1992, Dixie Electric Membership Corporation and Southwest Louisiana Electric Membership Corporation, both members of Cajun, filed suit in the U.S. District Court for the Western District of Louisiana seeking a declaration that the Operating Agreement between GSU and Cajun is void because an allegedly required approval of the LPSC had not been obtained. This suit was transferred from the Western District to the Middle District. GSU believes the suits are without merit and is contesting them vigorously.

      A  trial  without jury on the portion of the suit  by  Cajun  to rescind the Operating Agreement which began in April 1994 has been completed, and an order from the District Court is pending. No assurance can be given as to the outcome of this litigation. If GSU were ultimately unsuccessful in this litigation and were required to make substantial payments, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the United States Bankruptcy Code. If GSU prevails in this litigation, there can be no assurance that the United States Bankruptcy Court will allow funding of all required costs of Cajun's ownership in River Bend.

      Since 1992 Cajun has not paid its full share of operating and maintenance expenses and other costs for repairs and improvements to River Bend. In addition, certain costs and expenses paid by Cajun were paid under protest. These actions were taken by Cajun based on its contention, which GSU disagrees, that River Bend's operating and maintenance expenses were excessive.

      In a letter dated October 21, 1994, and at a subsequent meeting, Cajun representatives advised Entergy Corporation and GSU that, on October 25, 1994, Cajun would exhaust its 1994 budget for operating and maintenance expenses for River Bend, and did not make any further payments to GSU in 1994 for River Bend operating, maintenance or capital costs. Cajun also advised that the RUS (which provided funding to Cajun for its investment in River Bend) would not permit Cajun to budget funds in 1995 to pay its share of operating and maintenance expenses or capital costs for River Bend. However, Cajun stated that it would continue to fund its share of the nuclear decommissioning trust payments for River Bend, as well as insurance and safety-related expenses. The unpaid portion of Cajun's River Bend operating, maintenance, and capital costs for 1994 was approximately $22.4 million. Cajun's total share of River Bend annual operating (including nuclear fuel) and maintenance expenses and capital costs was approximately $76.1 million in 1994.

      In view of Cajun's stated expectation that it will fund only a limited portion of its share of River Bend related operating, maintenance, and capital costs, GSU notified Cajun that it would (i) credit GSU's share of expenses for Big Cajun 2, Unit 3 against amounts due from Cajun to GSU and (ii) seek to market Cajun's share of the power from River Bend and apply the proceeds to the amounts due from Cajun to GSU. On November 2, 1994, Cajun discontinued GSU's entitlement of energy from Big Cajun 2, Unit 3. In response, on November 3, 1994, GSU filed pleadings in District Court seeking an order requiring Cajun to provide GSU with the energy from Big Cajun 2, Unit 3 to which GSU is entitled, and holding that GSU is entitled to credit amounts due from GSU to Cajun for Big Cajun 2, Unit 3 against amounts due from Cajun to GSU with respect to River Bend. On December 19, 1994, the District Court issued an injunction prohibiting Cajun from denying its share of energy from Big Cajun 2, Unit 3 and stipulating that GSU must make payments for its portion of expenses for Big Cajun 2, Unit 3 to the registry of the District Court.

      Cajun Bankruptcy Filing - On December 14, 1994, the LPSC ordered Cajun to decrease the rates charged to its member distribution cooperatives by approximately $30 million per year. The rate decrease is associated with the LPSC's prior finding of imprudence in Cajun's participation in River Bend.

      On  December  21, 1994, Cajun filed a petition  in   the  United
States Bankruptcy Court for the Middle District of Louisiana seeking bankruptcy relief under Chapter 11 of the United States Bankruptcy Code. Cajun's bankruptcy could have a material adverse effect on GSU, including the possibility of an NRC action with respect to the operation of River Bend. However, GSU is taking appropriate steps to protect its interests and its claims against Cajun arising from the co-
ownership  in  River Bend and Big Cajun 2, Unit 3.   On  December  31,
1994, the District Court issued an order lifting an automatic stay  as
to   certain   proceedings,  with  the  result  that  the  preliminary
injunction  granted  by the Court on December  19,  1994,  remains  in
effect.   Cajun filed a Notice of Appeal on January 18, 1995,  to  the
United States Court of Appeals for the Fifth Circuit seeking a reversal of the District Court's grant of the preliminary injunction. No hearing date has been set on Cajun's appeal.

     In the bankruptcy proceedings, Cajun filed on January 10, 1995, a motion to reject the Operating Agreement as a burdensome executory contract. GSU responded on January 10, 1995, with a memorandum opposing Cajun's motion filed with the District Court. This memorandum argues that the motion should be denied because (1) the Operating Agreement is not an executory contract that can be rejected under the United States Bankruptcy Code, but an agreement establishing property rights and obligations; (2) Cajun legally cannot have its payment obligations under the Operating Agreement suspended while retaining the benefits from co-ownership in River Bend, as the benefits and obligations are indivisible; (3) Cajun cannot seek to dispose of its property interest in River Bend or reject the Operating Agreement with respect thereto without disposing of all of its property interests and rejecting all of the arrangements under the River Bend package of agreements consisting of the Operating Agreement, Big Cajun 2, Unit 3 facility, certain transmission lines and the buy-back agreement pursuant to when GSU paid Cajun approximately $600 million for River Bend capacity and energy during the early years of operation of River Bend; and (4) a legal determination of Cajun's obligations and interests in River Bend should only be made as part of a plan of reorganization in bankruptcy and such determination should be subject to regulatory approvals by certain agencies with jurisdiction over Cajun, including the NRC. If the court were to grant Cajun's motion to reject the Operating Agreement, Cajun would be relieved of its financial obligations under the contract, while GSU would likely have a substantial damage claim arising from any such rejection. Although GSU believes that Cajun's motion to reject the Operating Agreement is non-meritorious, it is not possible to predict the outcome or ultimate impact of these proceedings.

     During the period in which Cajun is not paying its share of River Bend costs, GSU intends to fund all costs necessary for the safe, continuing operation of the unit. The responsibilities of Entergy
Operations as the licensed operator of River Bend, for safely operating and maintaining the unit are not affected by Cajun's actions.

     The total resulting from Cajun's failure to fund repair projects, Cajun's funding limitation on refueling outages, and the weekly funding limitation by Cajun was $55.6 million as of December 31, 1994, compared with $33.3 million as of December 31, 1993. These amounts are reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect the ultimate collectibility of the amounts owed to GSU, including any amounts that may be awarded in litigation.

      In September 1994, in connection with Entergy Corporation's analysis of certain preacquisition contingencies, Entergy Corporation increased its acquisition adjustment and GSU recorded a loss provision associated with the River Bend litigation between GSU and Cajun and certain underpayments by Cajun of River Bend costs, in accordance with SFAS 5, "Accounting for Contingencies." See Note 12 of Entergy Corporation's Notes to Financial Statements, "Entergy Corporation - GSU Merger" for additional information on provisions for preacquisition contingencies recorded during 1994.

      Cajun/Transmission Service - GSU and Cajun are parties to FERC proceedings relating to transmission service charge disputes. In April 1992, FERC issued a final order. In May 1992, GSU and Cajun filed motions for rehearings which are pending at FERC. In June 1992, GSU filed a petition for review in the United States Court of Appeals regarding certain of the issues decided by FERC. In August 1993, the United States Court of Appeals rendered an opinion reversing the FERC order regarding the portion of such disputes relating to the calculations of certain credits and equalization charges under GSU's service schedules with Cajun. The opinion remanded the issues to FERC for further proceedings consistent with its opinion. In December 1994, FERC held a hearing to address the issues remanded by the Court of Appeals. In February 1995, FERC clarified its order, eliminating an issue that GSU believes the Court of Appeals directed FERC to reconsider.

     GSU interprets the 1992 FERC order and the United States Court of Appeals' decision to mean that Cajun would owe GSU approximately $93.3 million as of December 31, 1994. However, FERC's February 1995, order indicates that FERC believes an issue, estimated by GSU to constitute approximately $26.2 million of this amount, may not be pursued by GSU in the remand proceedings. GSU further estimates that if it prevails in its May 1992 motion for rehearing, Cajun would owe GSU approximately $129.6 million as of December 31, 1994. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if FERC does not implement the court's remand as GSU contends is required, GSU estimates it would owe Cajun approximately $85.6 million as of December 31, 1994. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. GSU and Cajun further agreed that their positions at FERC would remain unaffected by the $7.3 million payment. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has booked underpaid transmission charges, including interest, in the amount of $160.2 million as of December 31, 1994. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits.

      On December 7, 1993, Cajun filed a complaint in the Middle District of Louisiana alleging that GSU failed to provide Cajun an opportunity to construct certain facilities that allegedly would have reduced its rates under Service Schedule CTOC, and seeking an order compelling the conveyance of certain facilities and awarding unspecified damages. GSU has moved to dismiss the complaint on the basis, among others, that FERC has already addressed the matter in the proceedings described above.

      Cajun/Service Dispute - GSU was requested by Cajun and Jefferson Davis Electric Cooperative, Inc., (Jefferson Davis) to provide transmission of power over GSU's system for delivery to the Industrial Road area near Lake Charles, Louisiana. GSU provides electric service to industrial and other customers in such area, and Cajun and Jefferson Davis do not. On October 10, 1989, Cajun filed a complaint at FERC contending that GSU wrongfully refused to provide Cajun certain transmission services so that its member, Jefferson Davis, could provide service to certain industrial customers, and it requested FERC to order GSU to provide the service. On October 26, 1989, FERC summarily dismissed Cajun's complaint, but the D.C. Circuit reversed FERC's summary determination and remanded the case to FERC for a hearing. On June 24, 1992, after a hearing, an ALJ issued an Initial Decision, again dismissing Cajun's complaint. The ALJ found that the parties' contract did not require GSU to provide the service and that Cajun's member, Jefferson Davis, had not sought permission from the LPSC to serve the end-use customers in question. If Jefferson Davis secured permission from the LPSC, the ALJ believed (but did not decide) that FERC would require GSU to provide the requested transmission service. On March 21, 1994, FERC issued an order affirming the ALJ and dismissing Cajun's complaint, finding that GSU properly exercised its contractual right to refuse to provide the service. On August 3, 1994, FERC denied rehearing. On August 12, 1994, Cajun filed a petition for review of FERC's orders in the United States Court of Appeals for the District of Columbia Circuit. The matter is pending.

      Cajun and Jefferson Davis also brought a related action in federal court in the Western District of Louisiana alleging that GSU breached its obligations under the parties' contract and violated the antitrust laws by refusing to provide the transmission service described above. Cajun and Jefferson Davis seek an injunction requiring GSU to provide the requested service and unspecified treble damages for GSU's refusal to provide the service. On November 9, 1989, the district court judge denied Cajun's and Jefferson Davis' motion for a preliminary injunction. On May 3, 1991, the judge stayed the proceeding pending final resolution of the matters still pending before FERC.

      Cajun/River Bend Repairs - On December 2, 1991, Cajun filed a complaint seeking declaratory and injunctive relief from the U. S. District Court for the Middle District of Louisiana. The complaint concerns GSU's position that Cajun is in default with respect to paying its share of certain expenditures to repair corrosion damage in the service water system, to repair a feedwater nozzle crack, and to repair a turbine rotor. Cajun alleges that it has no obligation to pay its share of such costs and seeks a declaration that it may elect not to participate in the funding of such costs and enjoining GSU from demanding payment therefor or attempting to implement default provisions in the Operating Agreement with respect thereto. Cajun alleges that if it is required to pay its share of such costs it would be forced to default on other obligations. See "Cajun Bankruptcy Filing," above for information regarding Cajun's bankruptcy filing. GSU believes that Cajun is in default under the provisions of the Operating Agreement. No assurance can be given as to the outcome or timing of this action brought by Cajun.

      Cajun/Other - In May 1990, GSU received a subpoena from the Office of Inspector General - Investigations, United States Department of Agriculture, seeking production of documents relating to the construction costs of River Bend. Such office is authorized to investigate matters relating to programs of the Department of Agriculture. GSU has been sued by Cajun with respect to its participation in River Bend with funds made available through Department programs administered by the RUS. GSU has failed in its efforts to have the RUS made a party to the Cajun litigation. GSU does not know the purpose of such Office's investigation, but assumes that it relates to the Cajun civil litigation since the production of documents sought by such Office is similar to that sought by Cajun in its action against GSU. However, there can be no assurance given by GSU as to the real purpose of such Office's investigation. Among other areas of responsibility, such Office is authorized to investigate possible violations of law. GSU believes the subpoena proceeding has been administratively dismissed without prejudice to the parties.

     LP&L. For information regarding litigation in connection with an abandoned waste oil recycling plant site in Livingston Parish, Louisiana, in which LP&L and GSU are defendants, see "GSU," above. LP&L does not believe that it was a generator of any material delivered to this facility and is defending vigorously against the claims in these suits.

     Since the mid-1980's, LP&L and the tax authorities of St. Charles Parish, Louisiana (Parish), the parish in which Waterford 3 is located, have disputed use taxes paid on nuclear fuel ($4.9 million through 1989) under protest by LP&L. LP&L continues to be successful in lawsuits in the Parish with regard to recovering these taxes, plus interest, and also with regard to Parish lease tax issues pertaining to fuel financing arrangements. On the grounds of the previous favorable court decisions, LP&L continues to challenge in the courts additional use tax assessments that it has paid to the Parish and to seek additional interest that LP&L claims it is due. On October 13, 1994, Parish tax authorities sued LP&L and Entergy Corporation in the Civil District Court of Orleans Parish, Louisiana, claiming that $1.4 million of sales and use and lease taxes paid under protest by LP&L with respect to newly acquired nuclear fuel were not, in fact, paid under protest and should be disposed of by the Parish, and that unspecified additional taxes, interest, and penalties are due. Entergy Corporation was dismissed from the suit and the suit has been transferred back to the Parish where it will form part of the suit by LP&L to recover the $1.4 million of sales and use taxes it paid to the Parish under protest. Also, in early procedural stages are (1) suits by LP&L with regard to the state use tax on nuclear fuel, and (2) LP&L's defense (and indemnification, if necessary) of nuclear fuel lessors under LP&L's fuel financing arrangements in the suits filed by the Parish use tax authorities claiming approximately $64.0 million in lease and use taxes. These matters are pending.

      Entergy Corporation, LP&L, and System Energy. In August 1994, Entergy received an IRS report covering the federal income tax audit of Entergy Corporation and subsidiaries for the years 1988 - 1990. The report asserts an $80 million tax deficiency for the 1990 consolidated federal income tax returns related primarily to the application of accelerated investment tax credits associated with Waterford 3 and Grand Gulf nuclear plants. Entergy Corporation believes there is no material tax deficiency and is vigorously contesting the proposed assessment.

    EARNINGS RATIOS OF SYSTEM OPERATING COMPANIES AND SYSTEM ENERGY


      The System operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                                        Years Ended December 31,
                                1990     1991      1992    1993      1994
     Ratios of Earnings to
     Fixed Charges(a)
       AP&L                     2.16     2.25      2.28   3.11(f)    2.32
       GSU                       .80(g)  1.56      1.72   1.54        .36(g)
       LP&L                     2.32     2.40      2.79   3.06       2.91
       MP&L                     2.42     2.36      2.37   3.79(f)    2.12
       NOPSI                    2.73     5.66(e)   2.66   4.68(f)    1.91
       System Energy            2.10     1.74      2.04   1.87       1.23


                                                Years Ended December 31,
                                      1990    1991      1992    1993       1994
     Ratios of Earnings to
     Fixed Charges and
     Preferred Dividends(a)(b)(c)
       AP&L                           1.81    1.87      1.86    2.54(f)    1.97
       GSU(d)                          .59(g) 1.19      1.37    1.21         .29(g)
       LP&L                           1.87    1.95      2.18    2.39       2.43
       MP&L                           1.93    1.94      1.97    3.08(f)    1.81
       NOPSI                          2.36    4.97(e)   2.36    4.12(f)    1.73

____________________

(a) "Earnings" as defined by SEC Regulation S-K represent the aggregate of (1) net income, (2) taxes based on income, (3) investment tax credit adjustments-net, and (4) fixed charges. "Fixed Charges" include interest (whether expensed or capitalized), related amortization, and interest applicable to rentals charged to operating expenses.

(b) "Preferred Dividends" as defined by SEC Regulation S-K are computed by dividing the preferred dividend requirement by one hundred percent (100%) minus the income tax rate.

(c) System Energy's Amended and Restated Articles of Incorporation do not currently provide for the issuance of preferred stock.

(d) "Preferred Dividends" in the case of GSU also include dividends on preference stock.

(e) Earnings for the year ended December 31, 1991, include the $90 million effect of the 1991 NOPSI Settlement.


(f) Earnings for the year ended December 31, 1993, include approximately $81 million, $52 million, and $18 million for AP&L, MP&L, and NOPSI, respectively, related to the change in accounting principle to provide for the accrual of estimated unbilled revenues.

(g) Earnings for the year ended December 31, 1994 and 1990, for GSU were not adequate to cover fixed charges by $144.8 million and $60.6 million, respectively. Earnings for the year ended
     December 31, 1994 and 1990, were not adequate to cover fixed charges and preferred dividends by $197.1 million and $165.1 million, respectively.

                           INDUSTRY SEGMENTS

NOPSI

Narrative Description of NOPSI Industry Segments

      Electric Service. NOPSI supplied electric service to 189,836 customers as of December 31, 1994. During 1994, 36% of electric operating revenues was derived from residential sales, 41% from commercial sales, 6% from industrial sales, 15% from sales to governmental and municipal customers, and 2% from sales to public utilities and other sources.

      Natural Gas Service. NOPSI supplied natural gas service to 153,259 customers as of December 31, 1994. During 1994, 57% of gas operating revenues was derived from residential sales, 18% from commercial sales, 10% from industrial sales, and 15% from sales to governmental and municipal customers. (See "Fuel Supply - Natural Gas Purchased for Resale.")

Selected Financial Information Relating to Industry Segments

      For selected financial information relating to NOPSI's industry segments, see NOPSI's financial statements and Note 11 of NOPSI's Notes to Financial Statements, "Business Segment Information."

Employees by Segment

       NOPSI's   full-time  employees  by  industry  segment   as   of
December 31, 1994, were as follows:

           Electric                       527
           Natural Gas                    133
                                          ---
                Total                     660
                                          ===

      (For  further information with respect to NOPSI's segments,  see
"Property.")

GSU

      For the year ended December 31, 1994, 96% of GSU's operating revenues was derived from the electric utility business. The remainder of operating revenues was derived 2% from the steam business and 2% from the natural gas business. Segment information for GSU is not provided.

                               PROPERTY


Generating Stations

      The total capability of the System's owned and leased generating stations as of December 31, 1994, by company and by fuel type, is indicated below:

                                   Owned and Leased Capability MW(1)
                                                              Gas
                                                            Turbine
                                                              and
                                                            Internal
     Company           Total      Fossil          Nuclear  Combustion  Hydro

     AP&L               4,367 (2)   2,373         1,694       230 (8)    70
     GSU                6,547 (2)   5,817           655 (5)    75         -
     LP&L               5,405 (2)   4,311         1,075 (6)    19         -
     MP&L               3,046 (2)   3,035 (4)         -        11         -
     NOPSI                927 (2)     912             -        15         -
     System Energy      1,028           -         1,028 (7)     -         -
                       ------      ------         -----       ---        --
       Total  System   21,320 (3)  16,448 (3)(4)  4,452       350        70
                       ======      ======         =====       ===        ==

_______________________

(1) "Owned and Leased Capability" is the dependable load carrying capability, as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2) Excludes the capacity of fossil-fueled generating stations placed on extended reserve as follows: AP&L - 506 MW; GSU - 405 MW; LP&L
     - 157 MW; MP&L - 73 MW; and NOPSI - 143 MW. Generating stations that are not expected to be utilized in the near-term to meet load requirements are placed in extended reserve shutdown in order to minimize operating expenses.

(3) Excludes net capability of generating facilities owned by Entergy Power, which owns 809 MW of fossil-fueled capacity (see "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - Entergy Power," above).

(4) Includes Independence 2, a coal unit operated by AP&L and jointly owned 25% by MP&L (210 MW), 31.5% by Entergy Power (265 MW), and the balance by various municipalities and a cooperative. The unit was out of service from August 11, 1993 to February 18, 1994, due to an explosion.

(5) GSU's nuclear capability represents its 70% undivided ownership interest in River Bend; Cajun owns the remaining 30% undivided interest.

(6)  LP&L's   nuclear   capability  represents  its  90.7%   undivided
     ownership interest and 9.3% leasehold interest in Waterford 3.

(7) System Energy's capability represents its 90% interest in Grand Gulf 1 (78.5% ownership interest and 11.5% leasehold interest). South Mississippi Electric Power Association has the remaining 10% undivided ownership interest in Grand Gulf 1. Entitlement to System Energy's capacity has been allocated to AP&L, LP&L, MP&L, and NOPSI pursuant to the Unit Power Sales Agreement.

(8)  Includes 188 MW of capacity leased by AP&L through 1999.


      Representatives of the System regularly review load and capacity projections in order to coordinate and recommend the location and time of installation of additional generating capacity and of interconnections in light of the availability of power, the location of new loads, and maximum economy to the System. Based on load and capability projections and bulk power availability, the System has no current need to install additional generating capacity. To delay the need for new capacity, the System is purchasing power in the wholesale power market and engaging in conservation and DSM programs, as discussed in "Business of Entergy - Competition - Least Cost Planning," above. When new generation resources are needed, the System plans to meet this need with a variety of sources other than construction of new base load generating capacity. In the meantime, the System will meet capacity needs by, among other things, purchasing power in the wholesale power market and/or removing generating stations from extended reserve shutdown.

      Under the terms of the System Agreement, certain generating capacity and other power resources are shared among the System operating companies. Among other things, the System Agreement provides that parties having generating capacity greater than their load requirements shall sell such capacity to those parties having deficiencies in generating capacity and that the purchasers shall pay to the sellers a charge sufficient to cover certain of the sellers' costs, including operating expenses, fixed charges on debt, dividend requirements on preferred and preference stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the sellers' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the System operating companies under the System Agreement, the purchasers are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs (see "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - System Agreement," above, for a discussion of FERC proceedings relating to the System Agreement).

      The System's business is subject to seasonal fluctuations, with the peak period occurring in the summer months. The System's 1994 peak demand of 18,028 MW occurred on June 28, 1994. The net System capability  at  the  time  of peak was 20,884  MW,  which  reflects  a reduction of the System's total 21,196 MW of owned and leased capability by net off-system firm sales of 312 MW. The capacity margin at the time of the peak was approximately 13.7%, not including units placed on extended reserve and capacity owned by Entergy Power.

Interconnections

       The electric power supply facilities of Entergy consist principally of steam-electric production facilities strategically located with reference to availability of fuel, protection of local loads, and other controlling economic factors. These are interconnected by a transmission system operating at various voltages up to 500 KV. Generally, with the exception of Grand Gulf 1, Entergy Power's capacity and a small portion of MP&L's capacity, operating facilities or interests therein are owned by the System operating company serving the area in which the facilities are located. However, all of the System's generating facilities are centrally dispatched. The System seeks, among other things, the lowest cost sources of energy from hour to hour. The minimum of investment and the most efficient use of plant are sought to be achieved, in part, through the coordinated scheduling of maintenance, inspection, and overhaul.

      Neighboring utilities with which one or more System operating companies are directly interconnected include, Mississippi Power
Company, Southwestern Electric Power Company, Southwest Power Administration, Central Louisiana Electric Company, Inc., Oklahoma Gas and Electric Company, The Empire District Electric Company, Union Electric Company, Arkansas Electric Cooperative Corporation, Tennessee Valley Authority, Cajun, Sam Rayburn Dam Electric Cooperative, Inc., SRG&T, SRMPA, Associated Electric Cooperative, Inc., Municipal Energy Agency of Mississippi, Louisiana Energy and Power Authority, Farmers Electric Cooperative, South Mississippi Electric Power Authority, and the cities of Lafayette, Plaquemine, and New Roads, Louisiana. GSU also has an interconnection agreement with Houston Lighting and Power Company providing a minor amount of emergency service only. The System operating companies also have interchange agreements with Alabama Electric Cooperative, Big Rivers Electric Cooperative, Northeast Texas Electric Cooperative, Inc., Sam Rayburn G&T Electric Cooperative, Inc., Florida Power Corporation, Florida Power & Light Company, Jacksonville Electric Authority, Oglethorpe Power Cooperative, the City of Lafayette, Louisiana, the City of Springfield, Missouri, and East Kentucky Electric Cooperative.

     The System operating companies are members of the Southwest Power Pool, the primary purpose of which is to ensure the reliability and adequacy of the electric bulk power supply in the southwest region of the United States. The Southwest Power Pool is a member of the North American Electric Reliability Council. AP&L, LP&L, MP&L, and NOPSI are also members of the Western Systems Power Pool.

Gas Property

      As of December 31, 1994, NOPSI distributed and transported natural gas for distribution solely within the limits of the City of New Orleans through a total of 1,419 miles of gas distribution mains and 40 miles of gas transmission lines. NOPSI receives deliveries of natural gas for distribution purposes at 14 separate locations, including deliveries from Koch Gateway Pipeline Company (formerly United Gas Pipe Line Company) at six of these locations. Of the remaining delivery points, two are principally served by interstate suppliers and the remainder are served by intrastate suppliers.

      As of December 31, 1994, the gas properties of GSU were not material to GSU.

Titles

       The System's generating stations are generally located on lands owned in fee simple. The greater portion of the transmission and distribution lines of the System operating companies has been constructed over lands of private owners pursuant to easements or on public highways and streets pursuant to appropriate permits. The rights of each company in the realty on which its properties are located are considered by it to be adequate for its use in the conduct of its business. Minor defects and irregularities customarily found in properties of like size and character exist, but such defects and irregularities do not materially impair the use of the properties affected thereby. The System operating companies generally have the right of eminent domain whereby they may, if necessary, perfect or secure titles to, or easements or servitudes on, privately-held lands used or to be used in their utility operations.

      Substantially all the physical properties owned by each System operating company and System Energy, respectively, are subject to the lien of a mortgage and deed of trust securing the first mortgage bonds of such company. The Lewis Creek generating station is owned by GSG&T, Inc., and is not subject to the lien of the GSU mortgage securing the first mortgage bonds of GSU, but is leased and operated by GSU. In the case of LP&L, certain properties are also subject to the liens of second mortgages securing other obligations of LP&L. In the case of MP&L and NOPSI, substantially all of their properties and assets are also subject to the second mortgage lien of their respective general and refunding mortgage bond indentures.

                              FUEL SUPPLY


      The following tabulation shows the percentages of natural gas, fuel oil, nuclear fuel, and coal used in generation, excluding that of Entergy Power, during the past three years and it also shows the average fuel cost per KWH generated by each type of fuel during that period. The balance of generation, which was immaterial, was provided by hydroelectric power.

ENTERGY

            Natural Gas      Fuel Oil     Nuclear Fuel      Coal
             %    Cents    %     Cents    %     Cents    %     Cents
            of     per     of     per     of     Per     of     Per
Year        Gen    KWH    Gen     KWH    Gen     KWH    Gen     KWH
1994        44     2.24     1     3.99    39     .60     16     1.82


ENTERGY EXCLUDING GSU

            Natural Gas     Fuel Oil     Nuclear Fuel      Coal
             %    Cents    %     Cents    %     Cents    %     Cents
            of     per     of     per     of     Per     of     Per
Year        Gen    KWH    Gen     KWH    Gen     KWH    Gen     KWH
1993        27     2.70     7     2.10    51     .58     15     1.91
1992        32     1.99     -       -     49     .67     18     1.90

GSU

            Natural Gas     Fuel Oil     Nuclear Fuel      Coal
             %    Cents    %     Cents    %     Cents    %     Cents
            of     Per     of     Per     of     Per     of     Per
Year        Gen    KWH    Gen     KWH    Gen     KWH    Gen     KWH
1993        69     2.44     -       -     14     1.19    17     1.77
1992        76     2.01     -       -      8     1.64    16     1.68

      The following tabulation shows the percentages of generation by fuel type used in generation, excluding that of Entergy Power, for 1994 (actual) and 1995 (projected). The balance of generation, which is immaterial, is provided by hydroelectric power.


            Natural Gas     Fuel Oil     Nuclear Fuel      Coal
           1994    1995   1994    1995   1994    1995   1994    1995
System     44%     47%     1%      0%    39%     35%     16%     18%
AP&L        7       2      -       -     59      51      33     46
GSU        71      73      -       -     13      15      16     12
LP&L       57      62      -       -     43      38       -      -
MP&L       60      67     13       -      -       -      27     33
NOPSI     100     100      -       -      -       -       -      -
System      -      -       -       -    100(a)  100(a)    -      -
Energy

_______________________


(a) Capacity and energy from System Energy's interest in Grand Gulf 1 is allocated as follows: AP&L - 36%; LP&L - 14%; MP&L - 33%; and NOPSI - 17%.

Natural Gas

      The System operating companies retain a mix of long-term firm and short-term interruptible gas contracts. Long-term firm supply contracts currently comprise less than 40% of total System requirements but can be called upon, if necessary, to satisfy a significant percentage of the System's needs. Additional gas requirements are satisfied by short-term contracts and spot-market purchases. Furthermore, in November 1992, GSU entered into a transportation service agreement with a gas supplier that obligates such supplier to provide GSU with flexible natural gas service to certain generating stations by using such supplier's pipeline and gas storage facility.

      Many factors influence the availability and price of natural gas supplies for power plants including wellhead deliverability, storage and pipeline capacity, and the demand requirements of the end users. This demand is closely tied to the severity of the weather conditions in the region. Furthermore, pricing relative to other energy sources (i.e., fuel oil, coal, purchased power, etc.) will affect the demand for natural gas for power plants. Supplies of natural gas are expected to be adequate in 1995. However, pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies may be disrupted, the System operating companies will use alternate fuels, such as oil, or rely on coal and nuclear generation.

Coal

      AP&L has long-term contracts for the supply of low-sulfur coal for the White Bluff Steam Electric Generating Station and the Independence Steam Electric Station (which is owned 25% by MP&L). Coal for the White Bluff Station is supplied under a contract from a mine in the State of Wyoming. The coal contract provides for the delivery of sufficient coal to operate the White Bluff Station through approximately 2002. Coal for the Independence Station is also supplied under a contract from a mine in the State of Wyoming. Coal supplied under this contract is expected to meet the requirements of the Independence Station through at least 2014. GSU has a contract for a supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy the fuel requirements at Nelson Unit 6 through 2004. Cajun has advised GSU that it has contracts that should provide an adequate supply of coal until 1997 for the operation of Big Cajun 2, Unit 3 (which is operated by Cajun and of which GSU owns a 42% undivided interest).

Nuclear Fuel

      Generally, the supply of fuel for nuclear generating units involves the mining and milling of uranium ore to produce a concentrate, the conversion of uranium concentrate to uranium hexafluoride gas, enrichment of that gas, fabrication of nuclear fuel assemblies for use in fueling nuclear reactors, and disposal of the spent fuel.

      System Fuels is responsible for contracts to acquire nuclear material to be used in fueling AP&L's, LP&L's, and System Energy's nuclear units and for maintaining inventories of such materials during the various stages of processing. Each of these companies currently contracts for the fabrication of its own nuclear fuel and for purchasing the required enriched uranium hexafluoride from System Fuels. The requirements for GSU's River Bend plant are covered by contracts made by GSU. System Fuels sometimes acts as agent for GSU in negotiating and/or administering such contracts.

      On October 3, 1989, System Fuels entered into a revolving credit agreement with banks permitting it to borrow up to $45 million to finance its nuclear materials and services inventory. AP&L, LP&L, and System Energy agreed to purchase from System Fuels the nuclear materials and services financed under the agreement if System Fuels should default in its obligations thereunder. Such purchases would be allocated based on percentages agreed upon among the parties. In the absence of such agreement, AP&L, LP&L, and System Energy would each be obligated to purchase one-third of the nuclear materials and services.

      Based upon the planned fuel cycles for the System's nuclear units, the following tabulation shows the years through which existing contracts and inventory will provide materials and services:

                               Acquisition
                                  of or
                               Conversion                        Spent
                    Uranium    to Uranium    Enrich-   Fabri-     Fuel
                  Concentrate  Hexafluoride   ment     cation   Disposal

      ANO 1           (1)          (1)         (3)      1997       (4)
      ANO 2           (1)          (1)         (3)      1999       (4)
      River Bend      (2)          (2)         (3)      2000       (4)
      Waterford 3     (1)          (1)         (3)      1999       (4)
      Grand  Gulf 1   (1)          (1)         (3)      2000       (4)

__________________________

(1) Current contracts will provide a significant percentage of these materials and services through termination dates ranging from 1995-1998. Additional materials and services required beyond these dates are estimated to be available for the foreseeable future.

(2) Current GSU contracts will provide a significant percentage of these materials and services for River Bend through 1996.

(3) Current contracts will provide a significant percentage of these materials and services through approximately 2000. (See "Rate Matters and Regulation - Regulation - Regulation of the Nuclear Power Industry - Decommissioning," above for information on annual contributions to a federal decontamination and decommissioning fund required by the EPAct to be made by AP&L, GSU, LP&L, and System Energy as a result of their enrichment contracts with the DOE.)

(4) The Nuclear Waste Policy Act of 1982 provides for the disposal of spent nuclear fuel or high level waste by the DOE. (See "Rate Matters and Regulation - Regulation - Regulation of the Nuclear Power Industry - Spent Fuel and Other High-Level Radioactive Waste," above for further information).

      The System will enter into additional arrangements to acquire nuclear fuel beyond the dates shown above. Except as noted above, Entergy cannot predict the ultimate availability or cost of such arrangements at this time.

      AP&L, GSU, LP&L, and System Energy have nuclear fuel leasing arrangements that provide for AP&L, GSU, LP&L, and System Energy to lease nuclear fuel and related equipment and services having an aggregate value of up to $125 million, $105 million, $95 million, and $105 million for each company, respectively. As of December 31, 1994, the unrecovered cost base of AP&L's, GSU's, LP&L's, and System Energy's nuclear fuel leases amounted to approximately $94.6 million, $80.0 million, $44.2 million, and $46.7 million, respectively. Each lessor finances its acquisition and ownership of nuclear fuel under a credit agreement and through the issuance of intermediate-term notes. The credit agreements, which were entered into by AP&L in 1988, by LP&L and System Energy in 1989, and by GSU in 1993, had initial terms of five years, with the exception of GSU, which has an initial term of three years. These agreements are subject to annual renewal with, in LP&L's and GSU's case, the consent of the lenders. The credit agreements for AP&L, LP&L, and System Energy have been extended and now have termination dates of December 1997, January 1998, and February 1998, respectively. The credit agreement for GSU was entered into in December 1993 and has a termination date of December 1997. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through January 31, 1999. It is expected that the credit agreements will be extended, or alternative financing will be secured by each lessor, based on the particular lessee's nuclear fuel requirements. If extensions or alternative financing cannot be arranged, the lessee in each case must purchase sufficient nuclear fuel to allow the lessor to retire such borrowings.

Natural Gas Purchased for Resale

      NOPSI has several suppliers of natural gas for resale. Its system is interconnected with three interstate and three intrastate pipelines. Presently, NOPSI's primary suppliers of natural gas for resale are Koch Gas Services, Company (KGS), an interstate gas marketer, and Bridgeline and Pontchartrain, intrastate pipelines. NOPSI has a firm gas purchase contract with KGS. The KGS gas supply is transported to NOPSI pursuant to a "No-Notice" transportation service agreement with Koch Gateway Pipeline Company (KGPC). This service is subject to FERC-approved rates. NOPSI has firm contracts with its two intrastate suppliers and also makes interruptible spot market purchases when economically attractive. In recent years, natural gas deliveries have been subject primarily to weather-related curtailments. However, NOPSI has experienced no such curtailments.

      After the implementation of FERC-mandated interstate pipeline restructuring, which occurred on October 31, 1993, curtailments of interstate gas supply could occur if NOPSI's suppliers failed to perform their obligations to deliver gas under their supply agreements. KGPC could curtail transportation capacity only in the event of pipeline system constraints. Based on the current supply of natural gas, and absent extreme weather related curtailments, NOPSI does not anticipate any interruptions in natural gas deliveries to its customers.

      GSU  purchases  natural gas for resale from a single  interstate
supplier.   Abandonment of service by the present  supplier  would  be subject to abandonment proceedings by FERC.

Research

      AP&L, GSU, LP&L, MP&L, and NOPSI are members of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects, based on Entergy's needs and available resources. During 1992, 1993 and 1994, the System contributed approximately $16 million, $17 million and $18 million, respectively, for the various research programs in which Entergy was involved.


Item 2.   Properties

     Refer to Item 1. "Business - Property," for information regarding the properties of the registrants.


Item 3.   Legal Proceedings

      Refer to Item 1. "Business - Rate Matters and Regulation," for details of the registrants' material rate proceedings and other regulatory proceedings and litigation that are pending or that terminated in the fourth quarter of 1994.

Item 4.   Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 1994, no matters that would be described in response to this item were submitted to a vote of the security holders of Entergy Corporation, AP&L, GSU, LP&L, MP&L, NOPSI, or System Energy.

                                PART II


Item   5.     Market  for  Registrants'  Common  Equity  and   Related
Stockholder Matters

      Entergy Corporation. The shares of Entergy Corporation's common stock are listed on the New York, Chicago, and Pacific Stock Exchanges.

      The high and low prices for each quarterly period in 1994 and 1993, were as follows:

                           1994                1993
                       High      Low       High      Low
                                   (In Dollars)
      First            37 3/8    31 1/8    36 1/2    32 1/2
      Second           32 1/8    24 5/8    38 1/4    33 1/4
      Third            26 1/4    22 5/8    39 7/8    36 1/4
      Fourth           24 3/4    21 1/4    39 1/4    35 1/8

      Eight consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 1994 and 1993. Dividends of 45 cents per share were paid in each of the four quarters of 1994. In 1993, dividends of 40 cents per share were paid in each of the first three quarters and dividends of 45 cents per share were paid in the last quarter.

      As of February 28, 1995, there were 103,100 stockholders of record of Entergy Corporation.

      For information with respect to Entergy Corporation's future ability to pay dividends, refer to Note 7 of Entergy Corporation and Subsidiaries' Notes to Consolidated Financial Statements, "Dividend Restrictions." In addition to the restrictions described in Note 7, the Holding Company Act provides that, without approval of the SEC, the unrestricted, undistributed retained earnings of any Entergy Corporation subsidiary are not available for distribution to Entergy Corporation's common stockholders until such earnings are made available to Entergy Corporation through the declaration of dividends by such subsidiaries.

      AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy. There is no market for the common stock of System Energy and the System operating companies, all of which is owned by Entergy Corporation. Prior to December 31, 1993, GSU's common stock was publicly held. Effective with the Merger, all shares of GSU common stock were acquired by Entergy Corporation. No cash dividends on common stock were paid by GSU to its stockholders in 1993. Cash dividends on common stock paid by AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy to Entergy Corporation during 1994 and 1993, were as follows:

                                               1994       1993
                                                (In Millions)

     AP&L                                     $80.0     $156.3
     GSU                                      289.1          -
     LP&L                                     167.1      167.6
     MP&L                                      45.6       85.8
     NOPSI                                     33.3       43.9
     System Energy                            148.3      233.1



      For information with respect to restrictions that limit the ability of System Energy and the System operating companies to pay dividends, and for information with respect to dividends paid to Entergy Corporation by its subsidiaries subsequent to December 31, 1994, refer respectively, to Note 6 of System Energy's and Note 7 of AP&L's, GSU's, LP&L's, MP&L's, and NOPSI's Notes to Financial Statements, "Dividend Restrictions."


Item 6.   Selected Financial Data

      Entergy Corporation. Refer to information under the heading "Entergy Corporation and Subsidiaries Selected Financial Data - Five-Year Comparison."

      AP&L. Refer to information under the heading "Arkansas Power & Light Company Selected Financial Data - Five-Year Comparison."

      GSU. Refer to information under the heading "Gulf States Utilities Company Selected Financial Data - Five-Year Comparison."

      LP&L. Refer to information under the heading "Louisiana Power & Light Company Selected Financial Data - Five-Year Comparison."

      MP&L. Refer to information under the heading "Mississippi Power & Light Company Selected Financial Data - Five-Year Comparison."

      NOPSI.   Refer  to  information under the heading  "New  Orleans
Public Service Inc. Selected Financial Data -  Five-Year Comparison."

      System  Energy.  Refer to information under the heading  "System
Energy   Resources,   Inc.  Selected  Financial   Data   -   Five-Year
Comparison."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Entergy  Corporation.  Refer to information  under  the  heading
"ENTERGY   CORPORATION   AND   SUBSIDIARIES   MANAGEMENT'S   FINANCIAL
DISCUSSION AND ANALYSIS."

      AP&L. Refer to information under the heading "ARKANSAS POWER & LIGHT COMPANY MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS."

      GSU. Refer to information under the heading "GULF STATES UTILITIES COMPANY MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS."

      LP&L. Refer to information under the heading "LOUISIANA POWER & LIGHT COMPANY MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS."

      MP&L. Refer to information under the heading "MISSISSIPPI POWER & LIGHT COMPANY MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS."

      NOPSI.   Refer  to  information under the heading  "NEW  ORLEANS
PUBLIC SERVICE INC. MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS."

      System  Energy.  Refer to information under the heading  "SYSTEM
ENERGY   RESOURCES,   INC.  MANAGEMENT'S  FINANCIAL   DISCUSSION   AND
ANALYSIS."

Item 8.   Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

Entergy Corporation and Subsidiaries:
  Definitions                                                           61
  Report of Management                                                  64
  Audit Committee Chairman's Letter                                     65
  Reports of Independent Accountants                                    66
  Independent Auditors' Report                                          67
  Consolidated Balance Sheets, December 31, 1994 and 1993               68
  Statements of Consolidated Cash Flows For the Years Ended
     December 31, 1994, 1993 and 1992                                   70
  Management's Financial Discussion and Analysis                        72
  Statements of Consolidated Income For the Years Ended
     December 31, 1994, 1993 and 1992                                   75
  Statements of Consolidated Retained Earnings and Paid-In
     Capital for the Years Ended December 31, 1994, 1993 and 1992       76
  Management's Financial Discussion and Analysis (continued)            77
  Notes to Consolidated Financial Statements                            86
  Selected Financial Data - Five-Year Comparison                       120
AP&L:
  Definitions                                                          122
  Report of Management                                                 124
  Audit Committee Chairman's Letter                                    125
  Reports of Independent Accountants                                   126
  Independent Auditors' Report                                         127
  Balance Sheets, December 31, 1994 and 1993                           128
  Statements of Cash Flows For the Years Ended
     December 31, 1994, 1993 and 1992                                  130
  Management's Financial Discussion and Analysis                       131
  Statements of Income For the Years Ended
     December 31, 1994, 1993 and 1992                                  132
  Statements of Retained Earnings for the Years Ended
     December 31, 1994, 1993 and 1992                                  133
  Management's Financial Discussion and Analysis (continued)           134
  Notes to Financial Statements                                        139
  Selected Financial Data - Five-Year Comparison                       156
GSU:
  Definitions                                                          158
  Report of Management                                                 160
  Audit Committee Chairman's Letter                                    161
  Report of Independent Accountants                                    163
  Balance Sheets, December 31, 1994 and 1993                           164
  Statements of Cash Flows For the Years Ended
     December 31, 1994, 1993 and 1992                                  166
  Management's Financial Discussion and Analysis                       167
  Statements of Income (Loss) For the Years Ended
     December 31, 1994, 1993 and 1992                                  168
  Statements of Retained Earnings and Paid-In Capital
     for the Years Ended December 31, 1994, 1993 and 1992              169
  Management's Financial Discussion and Analysis (continued)           170
  Notes to Financial Statements                                        176
  Selected Financial Data - Five-Year Comparison                       203
LP&L:
  Definitions                                                          206
  Report of Management                                                 208
  Audit Committee Chairman's Letter                                    209
  Reports of Independent Accountants                                   210
  Independent Auditors' Report                                         211
  Balance Sheets, December 31, 1994 and 1993                           212
  Statements of Cash Flows For the Years Ended
     December 31, 1994, 1993 and 1992                                  214
  Management's Financial Discussion and Analysis                       215
  Statements of Income For the Years Ended
     December 31, 1994, 1993 and 1992                                  216
  Statements of Retained Earnings for the Years
     Ended December 31, 1994, 1993 and 1992                            217
  Management's Financial Discussion and Analysis (continued)           218
  Notes to Financial Statements                                        222
  Selected Financial Data - Five-Year Comparison                       239
MP&L:
  Definitions                                                          242
  Report of Management                                                 244
  Audit Committee Chairman's Letter                                    245
  Reports of Independent Accountants                                   246
  Independent Auditors' Report                                         247
  Balance Sheets, December 31, 1994 and 1993                           248
  Statements of Cash Flows For the Years Ended
     December 31, 1994, 1993 and 1992                                  250
  Management's Financial Discussion and Analysis                       251
  Statements of Income For the Years Ended
     December 31, 1994, 1993 and 1992                                  252
  Statements of Retained Earnings for the Years Ended
     December 31, 1994, 1993 and 1992                                  253
  Management's Financial Discussion and Analysis (continued)           254
  Notes to Financial Statements                                        259
  Selected Financial Data - Five-Year Comparison                       274
NOPSI:
  Definitions                                                          276
  Report of Management                                                 278
  Audit Committee Chairman's Letter                                    279
  Reports of Independent Accountants                                   280
  Independent Auditors' Report                                         281
  Balance Sheets, December 31, 1994 and 1993                           282
  Statements of Cash Flows For the Years Ended
     December 31, 1994, 1993 and 1992                                  284
  Management's Financial Discussion and Analysis                       285
  Statements of Income For the Years Ended December 31, 1994, 1993
     and 1992                                                          286
  Statements of Retained Earnings for the Years Ended
     December 31, 1994, 1993 and 1992                                  287
  Management's Financial Discussion and Analysis (continued)           288
  Notes to Financial Statements                                        293
  Selected Financial Data - Five-Year Comparison                       308
System Energy:
  Definitions                                                          310
  Report of Management                                                 312
  Audit Committee Chairman's Letter                                    313
  Reports of Independent Accountants                                   314
  Independent Auditors' Report                                         315
  Balance Sheets, December 31, 1994 and 1993                           316
  Statements of Cash Flows For the Years Ended
     December 31, 1994, 1993 and 1992                                  318
  Management's Financial Discussion and Analysis                       319
  Statements of Income For the Years Ended
     December 31, 1994, 1993 and 1992                                  320
  Statements of Retained Earnings for the Years Ended
     December 31, 1994, 1993 and 1992                                  321
  Management's Financial Discussion and Analysis (continued)           322
  Notes to Financial Statements                                        325
  Selected Financial Data - Five-Year Comparison                       340

                      Entergy Corporation and Subsidiaries



                            1994 Financial Statements

                      ENTERGY CORPORATION AND SUBSIDIARIES

                                   DEFINITIONS


      Certain abbreviations or acronyms used in the Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym               Term

AFUDC                       Allowance for Funds Used During Construction

ANO                         Arkansas   Nuclear  One  Steam  Electric  Generating
                            Station

ANO 2                       Unit No. 2 of ANO

AP&L                        Arkansas Power & Light Company

APSC                        Arkansas Public Service Commission

Cajun                       Cajun Electric Power Cooperative, Inc.

Council                     Council of the City of New Orleans, Louisiana

Entergy or System           Entergy  Corporation  and  its  various  direct  and
                            indirect subsidiaries

Entergy Enterprises         Entergy Enterprises, Inc.

Entergy Operations          Entergy  Operations, Inc., a subsidiary  of  Entergy
                            Corporation that has operating responsibility for Grand Gulf 1, Waterford 3, ANO, and River Bend

Entergy Services            Entergy Services, Inc.

Entergy Power               Entergy   Power,  Inc.,  a  subsidiary  of   Entergy
                            Corporation that markets capacity and energy for resale from certain generating facilities to other parties, principally non-affiliates

EPAct                       The Energy Policy Act of 1992

FASB                        Financial Accounting Standards Board

FERC                        Federal Energy Regulatory Commission

G&R Bonds                   General  and  Refunding Mortgage  Bonds  issued  and
                            issuable by MP&L and NOPSI

Grand Gulf 1                Unit   No.  1  of  the  Grand  Gulf  Steam  Electric
                            Generating Station (nuclear)

Grand Gulf 2                Unit   No.  2  of  the  Grand  Gulf  Steam  Electric
                            Generating Station (nuclear)

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

KWH                         Kilowatt-Hour(s)

LP&L                        Louisiana Power & Light Company

LPSC                        Louisiana Public Service Commission

Merger The combination transaction, consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware corporation

Money Pool                  Entergy  Money  Pool,  which allows  certain  System
                            companies to borrow from, or lend to, certain  other
                            System companies

MP&L                        Mississippi Power & Light Company

MPSC                        Mississippi Public Service Commission

1991 NOPSI Settlement       Agreement,  retroactive to October  4,  1991,  among
                            NOPSI,  the  Council,  the Alliance  for  Affordable
                            Energy, Inc., and others that settled certain  Grand
                            Gulf   1  prudence  issues  and  pending  litigation
                            related    to   the   resolution   (including    the
                            Determinations  and  Order  referred   to   therein)
                            adopted   by  the  Council  on  February  4,   1988,
                            disallowing NOPSI's recovery of $135 million of previously deferred Grand Gulf 1-related costs

NOPSI                       New Orleans Public Service Inc.

PUCT                        Public Utility Commission of Texas

Rate Cap The level of GSU's retail electric base rates in effect at December 31, 1993, for the Louisiana retail jurisdiction, and the level in effect prior to the Texas Cities Rate Settlement for the Texas retail jurisdiction, that may not be exceeded for the five years following December 31, 1993

River Bend                  River   Bend   Steam  Electric  Generating   Station
                            (nuclear), owned 70% by GSU

RUS                         Rural   Utility   Services   (formerly   the   Rural
                            Electrification Administration or "REA")

SEC                         Securities and Exchange Commission

SFAS                        Statement    of   Financial   Accounting   Standards
                            promulgated by the FASB

SFAS 106 SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

SFAS 109                    SFAS 109, "Accounting for Income Taxes"

System Agreement            Agreement,   effective   January   1,    1983,    as
                            subsequently modified by the FERC, among the System operating companies relating to the sharing of generating capacity and other power resources

System Energy               System Energy Resources, Inc.

System Fuels                System Fuels, Inc.

System operating companies  AP&L, GSU, LP&L, MP&L, and NOPSI, collectively

System or Entergy           Entergy  Corporation  and  its  various  direct  and
                            indirect subsidiaries

Waterford 3                 Unit   No.   3  of  the  Waterford  Steam   Electric
                            Generating Station (nuclear)

                      ENTERGY CORPORATION AND SUBSIDIARIES

                              REPORT OF MANAGEMENT


      The management of Entergy Corporation has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

      To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

      The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/s/ Edwin Lupberger                     /s/ Gerald D. McInvale

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                      ENTERGY CORPORATION AND SUBSIDIARIES

                        AUDIT COMMITTEE CHAIRMAN'S LETTER


     The Entergy Corporation Board of Directors' Audit Committee is comprised of four directors, who are not officers of Entergy Corporation: H. Duke Shackelford (Chairman), Lucie J. Fjeldstad, Dr. Norman C. Francis, and James R. Nichols. The committee held four meetings during 1994.

      The Audit Committee oversees Entergy Corporation's financial reporting process on behalf of Entergy Corporation's Board of Directors. In fulfilling its responsibility, the committee recommended to the board, subject to stockholder approval, the selection of Entergy Corporation's independent public accountants (Coopers & Lybrand L.L.P.).

      The Audit Committee discussed with Entergy's internal auditors and the independent public accountants the overall scope and specific plans for their respective audits, as well as Entergy Corporation's consolidated financial statements and the adequacy of Entergy Corporation's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of Entergy Corporation's internal controls, and the overall quality of Entergy Corporation's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.



                                   /s/ H. Duke Shackelford

                                   H. DUKE SHACKELFORD
                                   Chairman, Audit Committee

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Corporation

      We have audited the accompanying consolidated balance sheet of Entergy Corporation and Subsidiaries as of December 31, 1994, and the related statements of consolidated income, retained earnings and paid-in capital and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Entergy Corporation and Subsidiaries as of December 31, 1993 and for the years ended December 31, 1993 and 1992, were audited by other auditors, whose report, dated February 11, 1994, included explanatory paragraphs that (i) described changes in 1993 in methods of accounting for revenues, income taxes and postretirement benefits other than pensions (Notes 1, 3 and 10, respectively); (ii) uncertainties regarding costs capitalized by Gulf States Utilities Company for its River Bend Unit I Nuclear Generating Plant (River
Bend) and other rate-related contingencies which may result in a refund of revenues previously collected (Note 2); and, (iii) an uncertainty regarding civil actions against Gulf States Utilities Company (Note 8).

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 1994, and the result of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

      As discussed in Note 2 to the consolidated financial statements, the net amount of capitalized costs for River Bend exceed those costs currently being recovered through rates. At December 31, 1994, approximately $685 million is not currently being recovered through rates. If current regulatory and court orders are not modified, a write-off of all or a portion of such costs may be required. Additionally, as discussed in Note 2 to the consolidated financial statements, other rate-related contingencies exist which may result in refunds of revenues previously collected. The extent of such write-off of capitalized River Bend costs or refunds of revenues previously collected, if any, will not be determined until appropriate rate proceedings and court appeals have been concluded. Accordingly, the accompanying consolidated financial statements do not include any adjustments or provision for write-off or refund that might result from the outcome of these uncertainties.

      As discussed in Note 8 to the consolidated financial statements, civil actions have been initiated against Gulf States Utilities Company to, among other things, recover the co-owner's investment in River Bend and to annul the River Bend Joint Ownership Participation and Operating Agreement. The ultimate outcome of these proceedings cannot presently be determined.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
New Orleans, Louisiana
February 21, 1995, except for the last paragraph of "Filings with the PUCT and Texas Cities" in
Note 2, as to which the date is March 20, 1995

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of Entergy Corporation

      We have audited the accompanying consolidated balance sheet of Entergy Corporation and subsidiaries as of December 31, 1993, and the related statements of consolidated income, retained earnings and paid-in capital, and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gulf States Utilities Company (a consolidated subsidiary acquired on December 31, 1993), which statements reflect total assets constituting 31% of consolidated total assets at December 31, 1993. Those statements were audited by other auditors whose report (which included explanatory paragraphs regarding the uncertainties discussed in the fourth and fifth paragraphs below) has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulf States Utilities Company, is based solely on the report of such other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and subsidiaries at December 31, 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      The Corporation acquired a 70% interest in River Bend Unit I Nuclear Generating Plant (River Bend) through its acquisition of Gulf States Utilities Company on December 31, 1993. As discussed in Note 2 to the consolidated financial statements, the net amount of capitalized costs for River Bend exceed those costs currently being recovered through rates. At December 31, 1993, approximately $747 million is not currently being recovered through rates. If current regulatory and court orders are not modified, a write-off of all or a portion of such costs may be required. Additionally, as discussed in Note 2 to the consolidated financial statements, other rate-related contingencies exist which may result in a refund of revenues previously collected. The extent of such write-off of capitalized River Bend costs or refund of revenues previously collected, if any, will not be determined until appropriate rate proceedings and court appeals have been concluded. Accordingly, the accompanying 1993 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      As  discussed  in  Note 8 to the consolidated financial statements,  civil actions have been initiated against Gulf States Utilities Company to, among other things, recover the co-owner's investment in River Bend and to annul the related joint ownership participation and operating agreement. The ultimate outcome of these proceedings, including their impact on Gulf States Utilities Company, cannot presently be determined. Accordingly, the accompanying 1993 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1 to the consolidated financial statements, certain of the Corporation's subsidiaries changed their method of accounting for revenues in 1993 and, as discussed in Notes 3 and 10 to the consolidated financial statements, in 1993 the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 11, 1994


                        ENTERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                December 31,
                                                             1994          1993
                                                                (In Thousands)

Utility Plant:
  Electric                                               $21,184,013    $20,848,844
  Plant acquisition adjustment - GSU                         487,955        380,117
  Electric plant under leases                                668,846        663,024
  Property under capital leases - electric                   161,950        175,276
  Natural gas                                                164,013        156,452
  Steam products                                              77,307         75,689
  Construction work in progress                              476,816        533,112
  Nuclear fuel under capital leases                          265,520        329,433
  Nuclear fuel                                                70,147         17,760
                                                         -----------    -----------
           Total                                          23,556,567     23,179,707
  Less - accumulated depreciation and amortization         7,639,549      7,157,981
                                                         -----------    -----------
           Utility plant - net                            15,917,018     16,021,726
                                                         -----------    -----------
Other Property and Investments:
  Decommissioning trust funds                                207,395        172,960
  Other                                                      240,745        183,597
                                                         -----------    -----------
           Total                                             448,140        356,557
                                                         -----------    -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                      87,700         27,345
    Temporary cash investments - at cost,
      which approximates market                              526,207        536,404
                                                         -----------    -----------
           Total cash and cash equivalents                   613,907        563,749
  Special deposits                                             8,074         36,612
  Notes receivable                                            19,190         17,710
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $6.7 million in 1994 and $8.8 million in 1993)        325,410        315,796
    Other                                                     66,651         81,931
    Accrued unbilled revenues                                240,610        257,321
  Fuel inventory                                              93,211        110,204
  Materials and supplies - at average cost                   365,956        360,353
  Rate deferrals                                             380,612        333,311
  Prepayments and other                                       98,811         98,144
                                                         -----------    -----------
           Total                                           2,212,432      2,175,131
                                                         -----------    -----------
Deferred Debits and Other Assets:
  Regulatory Assets:
    Rate deferrals                                         1,451,926      1,876,051
    SFAS 109 regulatory asset - net                        1,417,646      1,385,824
    Unamortized loss on reacquired debt                      232,420        210,698
    Other regulatory assets                                  316,878        283,846
  Long-term receivables                                      277,830        228,030
  Other                                                      339,201        338,834
                                                         -----------    -----------
           Total                                           4,035,901      4,323,283
                                                         -----------    -----------
           TOTAL                                         $22,613,491    $22,876,697
                                                         ===========    ===========
See Notes to Consolidated Financial Statements.

                              ENTERGY CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                 CAPITALIZATION AND LIABILITIES

                                                                    December 31,
                                                               1994          1993
                                                                  (In Thousands)
Capitalization:
  Common stock, $0.01 par value, authorized 500,000,000
    shares; issued 230,017,485 shares in 1994 and
    231,219,737 shares in 1993                                  $2,300         $2,312
  Paid-in capital                                            4,202,134      4,223,682
  Retained earnings                                          2,223,739      2,310,082
  Less - treasury stock (2,608,908 shares in 1994)              77,378              -
                                                           -----------    -----------
           Total common shareholders' equity                 6,350,795      6,536,076

  Subsidiaries' preference stock                               150,000        150,000
  Subsidiaries' preferred stock:
   Without sinking fund                                        550,955        550,955
   With sinking fund                                           299,946        349,053
  Long-term debt                                             7,093,473      7,355,962
                                                           -----------    -----------
           Total                                            14,445,169     14,942,046
                                                           -----------    -----------
Other Noncurrent Liabilities:
  Obligations under capital leases                             273,947        322,867
  Other                                                        310,977        296,572
                                                           -----------    -----------
           Total                                               584,924        619,439
                                                           -----------    -----------
Current Liabilities:
  Currently maturing long-term debt                            349,085        322,010
  Notes payable                                                171,867         43,667
  Accounts payable                                             471,120        413,727
  Customer deposits                                            134,478        127,524
  Taxes accrued                                                 92,578        118,267
  Accumulated deferred income taxes                             40,313         73,933
  Interest accrued                                             195,639        210,894
  Dividends declared                                            13,599         13,404
  Deferred revenue - gas supplier judgment proceeds                  -         14,632
  Deferred fuel cost                                            27,066          4,528
  Obligations under capital leases                             151,904        194,015
  Reserve for rate fefund                                       56,972              -
  Other                                                        327,330        233,313
                                                           -----------    -----------
           Total                                             2,031,951      1,769,914
                                                           -----------    -----------
Deferred Credits:
  Accumulated deferred income taxes                          3,915,138      3,829,041
  Accumulated deferred investment tax credits                  649,898        793,375
  Other                                                        986,411        922,882
                                                           -----------    -----------
           Total                                             5,551,447      5,545,298
                                                           -----------    -----------
Commitments and Contingencies (Notes 2, 8, and 9)

           TOTAL                                           $22,613,491    $22,876,697
                                                           ===========    ===========
See Notes to Consolidated Financial Statements.


                        ENTERGY CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                For the Years Ended December 31,
                                                                  1994        1993        1992
                                                                         (In Thousands)

Operating Activities:
  Net income                                                    $341,841    $551,930    $437,637
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle              -     (93,841)          -
    Change in rate deferrals/excess capacity-net                 394,344     200,532     109,153
    Depreciation and decommissioning                             656,896     443,550     424,958
    Deferred income taxes and investment tax credits            (123,503)     17,669     118,562
    Allowance for equity funds used during construction          (11,903)     (8,049)     (7,355)
    Amortization of deferred revenues                            (14,632)    (42,470)    (38,646)
    Gain on sale of property - net                                     -           -     (19,612)
  Changes in working capital:
    Receivables                                                   22,377     (40,682)    (19,150)
    Fuel inventory                                                16,993      (1,161)     20,008
    Accounts payable                                              57,393      (9,167)    (54,559)
    Taxes accrued                                                (25,689)    (32,761)     28,561
    Interest accrued                                             (15,255)       (758)    (10,845)
    Reserve for rate refund                                       56,972           -
    Other working capital accounts                               144,297      51,100     (12,428)
  Refunds to customers - gas contract settlement                       -     (56,027)    (56,066)
  Decommissioning trust contributions                            (24,755)    (20,402)    (20,896)
  Provision for estimated losses and reserves                     22,522      20,832     (24,911)
  Other                                                           39,869      94,092     (43,185)
                                                              ----------  ----------    --------
    Net cash flow provided by operating activities             1,537,767   1,074,387     831,226
                                                              ----------  ----------    --------
Investing Activities:
  Merger with GSU - cash paid                                          -    (250,000)          -
  Merger with GSU - cash acquired                                      -     261,349           -
  Construction / capital expenditures                           (676,180)   (512,235)   (438,845)
  Allowance for equity funds used during construction             11,903       8,049       7,355
  Nuclear fuel purchases                                        (179,932)   (118,216)    (60,359)
  Proceeds from sale/leaseback of nuclear fuel                   128,675     121,526      62,332
  Investment in nonregulated/nonutility properties               (49,859)    (76,870)    (35,189)
  Proceeds received from sale of property                         26,000           -      67,985
  Decrease in other temporary investments                              -      17,012     114,651
                                                              ----------  ----------    --------
    Net cash flow used in investing activities                  (739,393)   (549,385)   (282,070)
                                                              ----------  ----------    --------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                          59,410     605,000     637,114
    General and refunding mortgage bonds                          24,534     350,000      65,000
    Preferred stock                                                    -           -     120,999
    Other long-term debt                                         164,699     106,070      48,067
  Premium and expense on refinancing sale/leaseback bonds        (48,497)          -           -
  Retirement of:
    First mortgage bonds                                        (303,800)   (911,692) (1,009,320)
    General and refunding mortgage bonds                         (45,000)    (99,400)          -
    Other long-term debt                                        (148,962)    (69,982)    (17,412)
  Repurchase of common stock                                    (119,486)    (20,558)   (105,673)
  Redemption of preferred stock                                  (49,091)    (56,000)   (109,369)
  Common stock dividends paid                                   (410,223)   (287,483)   (256,117)
  Changes in short-term borrowings                               128,200      43,000           -
                                                              ----------  ----------    --------
    Net cash flow used in financing activities                  (748,216)   (341,045)   (626,711)
                                                              ----------  ----------    --------
Net increase (decrease) in cash and cash equivalents              50,158     183,957     (77,555)

Cash and cash equivalents at beginning of period                 563,749     379,792     457,347
                                                              ----------  ----------    --------
Cash and cash equivalents at end of period                      $613,907    $563,749    $379,792
                                                              ==========  ==========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                        $660,150    $485,876    $570,199
    Income taxes                                                $218,667    $159,659    $125,079
  Noncash investing and financing activities:
     Capital lease obligations incurred                          $88,574    $126,812     $75,040
     Deficiency of fair value of decommissioning trust
       assets over amount invested                               ($2,198)          -           -
     Merger with GSU - common stock issued                             -  $2,031,101           -

See Notes to Consolidated Financial Statements.


                      ENTERGY CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         LIQUIDITY AND CAPITAL RESOURCES


      Liquidity is important to Entergy due to the capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, the System does require significant capital resources for the periodic maturity of certain series of debt and preferred stock and ongoing construction expenditures. Net cash flow from operations totaled $1,538 million, $1,074 million, and $831 million in 1994, 1993, and 1992, respectively. In recent years, this cash flow, supplemented by cash on hand, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. Entergy's ability to fund these capital requirements with cash from operations results, in part, from continued efforts to streamline operations and reduce costs as well as collections under Grand Gulf 1 and River Bend rate phase-in plans, which exceed the current cash requirements for Grand Gulf 1-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs; therefore, there is no effect on net income.) These phase-in plans will continue to contribute to Entergy's cash position for the next several years. Further, Entergy Corporation's subsidiaries have the ability to meet future capital requirements through future debt or preferred stock issuances, as discussed below. See Note 8 for additional information on the System's capital and refinancing requirements in 1995 - 1997. Also, to the extent current market interest and dividend rates allow, the System operating companies and System Energy may continue to refinance high-cost debt and preferred stock prior to maturity.

      Productive investment by Entergy Corporation of excess funds is necessary to enhance the long-term value of its common stock. In 1994, Entergy Corporation invested in the Hub River Company which is constructing a generating station near Karachi, Pakistan. In 1993, Entergy Corporation invested in an electric distribution company and a high-voltage transmission system in Argentina. In 1992, Entergy Corporation invested in a generating facility in Argentina, an independent power plant in Virginia, a lighting efficiency services company, and a company that develops energy management and other technology applications. Entergy Corporation may invest up to $150 million per year for the next several years in nonregulated business opportunities. See "Significant Factors and Known Trends - Nonregulated Investments" for additional information.

      Certain agreements and restrictions limit the amount of mortgage bonds and preferred stock that can be issued by the System operating companies and System Energy. Based on the most restrictive applicable tests as of December 31, 1994, and an assumed annual interest or dividend rate of 9.25%, the System operating companies could have issued bonds or preferred stock in the following amounts, respectively: AP&L - $253 million and $468 million; GSU - $0 million and $0 million; LP&L - $107 million and $784 million; MP&L - $246 million and $95 million; and NOPSI - $89 million and $17 million. System Energy could also have issued $241 million of bonds, but its charter does not presently provide for the issuance of preferred stock. In addition, the System operating companies and System Energy have the conditional ability to issue bonds against the retirement of bonds, in some cases without meeting an earnings coverage test. Although GSU was precluded from issuing first mortgage bonds under its earnings coverage test as of December 31, 1994, GSU has the ability to issue $578 million of first mortgage bonds against the retirement of first mortgage bonds without meeting such test. AP&L may also issue preferred stock to refund outstanding preferred stock without meeting an earnings coverage test. GSU has no limitations on the issuance of preference stock. See Note 4 for information on the System's short-term borrowings.

       Entergy Corporation's current primary capital requirements are to periodically invest in, or make loans to, its subsidiaries. Entergy Corporation expects to meet these requirements in 1995 - 1997 with internally generated funds and cash on hand. Further, Entergy Corporation paid $410.2 million of dividends on its common stock in 1994. Declarations of dividends on common stock are made at the discretion of Entergy Corporation's Board of Directors (Board). It is anticipated that management will not recommend future dividend increases to the Board unless such increases are justified by sustained earnings growth of Entergy Corporation and its subsidiaries. Entergy Corporation receives funds through dividend payments from its subsidiaries. During 1994, these common stock dividend payments totaled $763.4 million. Certain restrictions may limit the amount of these distributions. See Note 7 for additional information.

     See Notes 2 and 8 for information regarding litigation with Cajun and River Bend rate appeals. Substantial write-offs or charges resulting from adverse rulings in these matters could result in substantial additional net losses being reported by Entergy and GSU in 1995 and subsequent periods, with resulting substantial adverse adjustments to common shareholder's equity. Also, adverse resolution of these matters could adversely affect GSU's ability to continue to pay dividends and obtain financing, which could in turn affect GSU's liquidity.

      Entergy Corporation has a program to repurchase shares of its outstanding common stock. The timing and amount of such repurchases depend upon market conditions and Board authorization. Entergy Corporation has requested, but not yet received, SEC authorization for a $300 million bank line of credit, the proceeds of which are expected to be used for common stock repurchases, investments in nonregulated and nonutility businesses, and other optional activities. Certain parties have intervened in this proceeding, and the application is pending. See Notes 4 and 5 for additional information.

      Increasing competition in the utility industry brings an increased need to stabilize costs and reduce retail rates. See "Significant Factors and Known Trends - Competition" for additional information on rate issues affecting the System.

     On March 20, 1995, the PUCT ordered GSU to implement a $72.9 million annual base rate reduction for the period March 31, 1994, through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction is applied retroactively to March 31, 1994. As a result, GSU recorded a $57 million reserve for rate refund in 1994. See Note 2 for additional information.

     In March 1994, the MPSC issued a final order adopting a formulary incentive rate plan. The order also adopted previously agreed-upon stipulations of a required return on equity of 11% and certain accounting adjustments that resulted in a 4.3% ($28.1 million) reduction in MP&L's June 30, 1993, test-year base revenues effective March 25, 1994. The plan allows for periodic small adjustments in rates based on an annual comparison of earned to benchmark rates of return and upon certain other performance factors. See Note 2 for additional information.

      As discussed in Note 2, NOPSI agreed to reduce electric and gas rates and issue credits and refunds to customers pursuant to the 1994 NOPSI Settlement. Under the terms of the settlement, NOPSI implemented rate reductions totaling $44.9 million effective January 1, 1995. NOPSI will implement an additional $4.4 million rate reduction on October 31, 1995. In addition, the 1994 NOPSI Settlement requires NOPSI to credit its customers $25 million over a 21-month period, beginning January 1, 1995, in order to resolve disputes with the Council regarding the interpretation of the 1991 NOPSI Settlement. The 1994 NOPSI Settlement also required NOPSI to refund $9.3 million of overcollections associated with Grand Gulf 1 operating costs and $10.5 million of refunds associated with the settlement by System Energy of a FERC tax audit. See Note 2 for additional information on the 1994 NOPSI Settlement.

      As discussed in Note 2, in November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In connection with this settlement, System Energy refunded approximately $61.7 million to AP&L, LP&L, MP&L, and NOPSI, which in turn have made or will make refunds or credits to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy will refund a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through June 2004. AP&L, LP&L, MP&L, and NOPSI also wrote off certain related unamortized balances of deferred investment tax credits. See Note 2 for further information on the FERC Settlement.

      Entergy Corporation has agreed to supply to System Energy sufficient capital to (1) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), and (2) permit the continuation of commercial operation of Grand Gulf 1 and to pay in full all indebtedness for borrowed money of System Energy when due under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions to enable System Energy to make payments on such debt when due. See Note 8 for additional information.

                        ENTERGY CORPORATION AND SUBSIDIARIES
                          STATEMENTS OF CONSOLIDATED INCOME
                                                   For the Years Ended December 31,
                                                 1994            1993           1992
                                                  (In Thousands, Except Share Data)

Operating Revenues:
  Electric                                    $5,797,769      $4,394,346     $4,043,555
  Natural gas                                    118,962          90,991         72,944
  Steam products                                  46,559               -              -
                                              ----------      ----------     ----------
        Total                                  5,963,290       4,485,337      4,116,499
                                              ----------      ----------     ----------
Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                1,446,397         912,233        802,682
     Purchased power                             350,903         278,070        228,679
     Nuclear refueling outage expenses            63,979          76,383         87,885
     Other operation and maintenance           1,568,810       1,043,838      1,020,894
  Depreciation and decommissioning               656,896         443,550        424,958
  Taxes other than income taxes                  284,234         199,151        197,895
  Income taxes                                   131,965         251,163        210,081
  Rate deferrals:
    Rate deferrals                                     -          (1,651)       (24,176)
    Amortization of rate deferrals               391,365         289,259        209,015
                                              ----------      ----------     ----------
        Total                                  4,894,549       3,491,996      3,157,913
                                              ----------      ----------     ----------
Operating Income                               1,068,741         993,341        958,586
                                              ----------      ----------     ----------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                            11,903           8,049          7,355
  Miscellaneous - net                             20,631          50,957        135,475
  Income taxes                                       241         (33,640)       (46,382)
                                              ----------      ----------     ----------
        Total                                     32,775          25,366         96,448
                                              ----------      ----------     ----------
Interest Charges:
  Interest on long-term debt                     665,541         503,797        546,805
  Other interest - net                            22,354           5,740         12,549
  Allowance for borrowed funds used
   during construction                            (9,938)         (5,478)        (5,094)
  Preferred dividend requirements of
   subsidiaries and other                         81,718          56,559         63,137
                                              ----------      ----------     ----------
        Total                                    759,675         560,618        617,397
                                              ----------      ----------     ----------
Income before Cumulative Effect of
 a Change in Accounting Principle                341,841         458,089        437,637

Cumulative effect to January 1, 1993,
 of Accruing Unbilled Revenues (net
 of income taxes of $57,188)                           -          93,841              -
                                              ----------      ----------     ----------
Net Income                                      $341,841        $551,930       $437,637
                                              ==========      ==========     ==========
Earnings per average common share
 before cumulative effect of a
 change in accounting principle                    $1.49           $2.62          $2.48
Earnings per average common share                  $1.49           $3.16          $2.48
Dividends declared per common share                $1.80           $1.65          $1.45
Average number of common shares
 outstanding                                 228,734,843     174,887,556    176,573,778

See Notes to Consolidated Financial Statements.

                        ENTERGY CORPORATION AND SUBSIDIARIES
        STATEMENTS OF CONSOLIDATED RETAINED EARNINGS AND PAID-IN CAPITAL
                                                       For the Years Ended December 31,
                                                       1994          1993         1992
                                                                (In Thousands)

Retained Earnings, January 1                        $2,310,082    $2,062,188   $1,943,298
  Add:
    Net income                                         341,841       551,930      437,637
                                                    ----------    ----------   ----------
        Total                                        2,651,923     2,614,118    2,380,935
                                                    ----------    ----------   ----------
  Deduct:
    Dividends declared on common stock                 411,806       288,342      255,479
    Common stock retirements                            13,940        13,906       59,187
    Capital stock and other expenses                     2,438         1,788        4,081
                                                    ----------    ----------   ----------
        Total                                          428,184       304,036      318,747
                                                    ----------    ----------   ----------
Retained Earnings, December 31                      $2,223,739    $2,310,082   $2,062,188
                                                    ==========    ==========   ==========


Paid-in Capital, January 1                          $4,223,682    $1,327,589   $1,357,883
  Add:
    Loss on reacquisition of
      subsidiaries' preferred stock                        (23)          (20)      (1,323)
    Issuance of 56,695,724 shares of common
      stock in the merger with GSU                           -     2,027,325            -
    Issuance of 174,552,011 shares of common
      stock at $.01 par value net of the
      retirement of 174,552,011 shares of
      common stock at $5.00 par value                        -       871,015            -
                                                    ----------    ----------   ----------
     Total                                           4,223,659     4,225,909    1,356,560
                                                    ----------    ----------   ----------
  Deduct:
    Common stock retirements                            22,468         4,389       28,127
    Capital stock discounts and other expenses           (943)       (2,162)          844
                                                    ----------    ----------   ----------
       Total                                            21,525         2,227       28,971
                                                    ----------    ----------   ----------
Paid-in Capital, December 31                        $4,202,134    $4,223,682   $1,327,589
                                                    ==========    ==========   ==========

See Notes to Consolidated Financial Statements

                      ENTERGY CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS


      On December 31, 1993, GSU became a subsidiary of Entergy Corporation. In accordance with the purchase method of accounting, the results of operations for the 12 months ended December 31, 1993, of Entergy Corporation and subsidiaries reported in its Statements of Consolidated Income and Cash Flows do not include GSU's results of operations. However, the following discussion between the years 1994 and 1993 is presented with GSU's 1993 results of operations included for comparative purposes. The discussion between the years 1993 and 1992 reflects reported results which do not include GSU.

      In the second half of 1994, Entergy recorded certain charges that significantly affected results of operations as discussed below. These charges included, among other things, the FERC Settlement refund, NOPSI rate reductions and credits, Merger-related costs, and restructuring costs (see Notes 2, 11, and 12).

Net Income

      Consolidated net income decreased $253.4 million in 1994 due primarily to the one-time recording in 1993 of the cumulative effect of the change in accounting principle for unbilled revenues for AP&L, GSU, MP&L, and NOPSI and a base rate reduction ordered by the PUCT applied retroactively to March 31, 1994 (see Note 2). In addition, net income was impacted by a decrease in revenues, increased Merger-related costs, certain restructuring costs, and decreased miscellaneous income - net, partially offset by a decrease in interest on long-term debt and preferred dividend requirements.

      Consolidated net income increased in 1993 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues for AP&L, MP&L, and NOPSI. This increase was partially offset by the effects of implementing SFAS 109 and SFAS 106, and the impact in March 1992 of an after-tax gain from the sale of AP&L's Missouri properties.

      Significant  factors  affecting  the results  of  operations  and  causing
variances  between  the years 1994 and 1993, and 1993 and 1992,   are  discussed
under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      See "Selected Financial Data - Five-Year Comparison," following the notes, for information on operating revenues by source and KWH sales.

      Electric operating revenues decreased in 1994 due primarily to rate reductions/credits at GSU, MP&L, and NOPSI, the effects of the 1994 NOPSI Settlement and the FERC Settlement, and decreased fuel adjustment revenues, partially offset by increased retail energy sales and increased collections of previously deferred Grand Gulf 1-related costs.

      Electric operating revenues were higher in 1993 due primarily to increased residential and commercial energy sales resulting from favorable weather conditions, increased industrial sales due to improving market conditions in the petrochemical, lumber, and plywood industries, and increased fuel adjustment revenues and collections of previously deferred Grand Gulf 1-related costs, neither of which affects net income, partially offset by the impact of a System Energy rate reduction settlement.

Expenses

      Purchased power decreased in 1994 due primarily to decreased power purchases from nonassociated utilities due to changes in generation requirements for the System operating companies. Purchased power increased in 1993 due to increased power purchases from non-associated utilities, resulting from changes in fuel-related costs and increased energy sales.

      Nuclear refueling outage expenses decreased in 1994 due primarily to Grand Gulf 1 outage expenses incurred in 1993. Nuclear refueling outage expenses decreased in 1993 due primarily to a decrease in the number of scheduled and unscheduled refueling outages.

      Total income taxes decreased in 1994 due primarily to lower pre-tax book income and the effects of the FERC Settlement. Total income taxes increased in 1993 due primarily to higher pretax income, an increase in the federal income tax rate as a result of the Omnibus Budget Reconciliation Act of 1993, and the implementation of SFAS 109, partially offset by the impact of the March 1992 sale of AP&L's Missouri properties.

     The amortization of rate deferrals increased in 1994 and 1993 due primarily to collection of more Grand Gulf 1-related costs from customers.

     Interest expense decreased in 1994 due primarily to the refinancing of high-cost debt partially offset by interest recorded on the FERC Settlement. Interest expense decreased in 1993 due primarily to the refinancing of high-cost debt and debt reduction activities.

     Preferred dividend requirements decreased in 1994 and 1993 due primarily to stock redemption activities.

Other

      Miscellaneous income - net decreased in 1994 due primarily to amortization of plant acquisition adjustment related to the Merger, the adoption of SFAS 116, "Accounting for Contributions Made and Contributions Received" and reduced Grand Gulf 1 carrying charges at AP&L. Miscellaneous income - net decreased in 1993 due primarily to the 1992 pretax gain of approximately $33.7 million from the sale of AP&L's Missouri properties.

                      ENTERGY CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition

     The electric utility industry, including Entergy, is experiencing increased competitive pressures. Entergy is seeking to become a leading competitor in the changing electric energy business. Competition presents Entergy with many challenges. The following have been identified by Entergy as its major competitive challenges.

                        Retail and Wholesale Rate Issues

      Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. The retail regulatory philosophy is shifting in some jurisdictions from traditional cost-of-service regulation to incentive-rate regulation. Incentive and performance-based rate plans encourage efficiencies and productivity while permitting utilities and their customers to share in the results. MP&L implemented an incentive-rate plan in 1994 and LP&L filed a performance-based formula rate plan with the LPSC in August 1994. GSU agreed to shared-savings plans as part of the Merger. Recognizing that many industrial customers have energy alternatives, Entergy continues to work with these customers to address their needs. In certain cases, competitive prices are negotiated, using variable-rate designs.

      In a settlement with the Council that was approved on December 29, 1994, NOPSI agreed to reduce electric and gas rates and issue credits and refunds to customers. Effective January 1, 1995, NOPSI implemented a $31.8 million permanent reduction in electric base rates and a $3.1 million permanent reduction in gas base rates. These adjustments resolved issues associated with NOPSI's return on equity exceeding 13.76% for the test year ended September 30, 1994. Under the 1991 NOPSI Settlement, NOPSI is recovering from its retail customers its allocable share of certain costs related to Grand Gulf 1. NOPSI's base rates to recover those costs were derived from estimates of those costs made at that time. Any overrecovery of costs is required to be returned to customers. Grand Gulf 1 has experienced lower operating costs than previously estimated, and NOPSI accordingly is reducing its base rates in two steps to more accurately match the current costs related to Grand Gulf 1. On January 1, 1995, NOPSI implemented a $10 million permanent reduction in base electric rates to reflect the reduced costs related to Grand Gulf 1, to be followed by an additional $4.4 million rate reduction on October 31, 1995. These Grand Gulf 1 rate reductions, which are expected to be largely offset by lower operating costs, may reduce NOPSI's after-tax net income by approximately $1.4 million per year beginning November 1, 1995. The next scheduled Grand Gulf 1 phase-in rate increase in the amount of $4.4 million on October 31, 1995, will not be affected by the 1994 NOPSI Settlement.

      The 1994 NOPSI Settlement also requires NOPSI to credit its customers $25 million over a 21-month period, beginning January 1, 1995, in order to resolve disputes with the Council regarding the interpretation of the 1991 NOPSI Settlement. NOPSI recorded a $15.4 million net-of-tax reserve associated with the credit in the fourth quarter of 1994. The 1994 NOPSI Settlement further required NOPSI to refund, in December 1994, $13.3 million of credits previously scheduled to be made to customers during the period January 1995 through July 1995. These credits were associated with a July 7, 1994, Council resolution that ordered a $24.95 million rate reduction based on NOPSI's overearnings during the test year ended September 30, 1993. Accordingly, NOPSI recorded an $8 million net-of-tax charge in the fourth quarter of 1994.

      MP&L's formulary incentive rate plan allows for periodic small adjustments in rates based on a comparison of earned to benchmark returns and upon certain performance factors. In addition, certain previously agreed-upon stipulations of a required return on equity of 11% and certain accounting adjustments resulted in a 4.3% ($28.1 million) reduction in MP&L's revenues effective March 25, 1994. See Note 2 for further information.

      LP&L's five-year rate freeze expired in March 1994. In August 1994, LP&L filed a performance-based formula rate plan with the LPSC. The proposed formula rate plan would continue existing LP&L rates at current levels, while providing financial incentive to reduce costs and maintain high levels of customer satisfaction and system reliability. Hearings were held in March 1995. See
Note 2 for additional information.

      In connection with the Merger, AP&L and MP&L agreed with their respective retail regulators not to request any general retail rate increases that would take effect before November 1998, with certain exceptions. MP&L also agreed that during this period retail base rates under its formula rate plan would not be increased above the level of rates in effect on November 1, 1993. In connection with the Merger, NOPSI agreed with the Council to reduce its annual electric base rates by $4.8 million effective for bills rendered on or after November 1, 1993. GSU agreed with the LPSC and PUCT to a five-year Rate Cap on retail electric rates, and to pass through to retail customers the fuel savings and a certain percentage of the nonfuel savings created by the Merger. Under the terms of their respective Merger agreements, the LPSC and PUCT have reviewed GSU's base rates during the first post-Merger earnings analysis. The LPSC ordered a $12.7 million annual rate reduction effective January 1, 1995. GSU received an injunction delaying implementation of $8.3 million of the reduction and on January 1, 1995, reduced rates by $4.4 million. The entire $12.7 million is being appealed. On March 20, 1995, the PUCT ordered a $72.9 million annual base rate reduction for the period March 31, 1994, through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction is applied retroactively to March 31, 1994. The rate reduction is being appealed and no assurance can be given as to the timing or outcome of the appeal. See Note 2 for further information.

     Retail wheeling, the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's area of service, is also evolving. Over a dozen states have been or are studying the concept of retail competition. In April 1994, the state of Michigan initiated a five-year experiment that allows limited competition among public utilities. During the same month, the California Public Utilities Commission proposed to deregulate that state's electric power industry, starting on January 1, 1996, to allow the largest industrial customers to select the lowest cost supplier for electricity service. Under the proposal, by the year 2002, smaller companies and residential customers in California would also be able to buy power from any suppliers. The California Public Utilities Commission is currently reviewing its proposal and is expected to make a ruling in the first half of 1995. The retail market for electricity is expected to become more competitive with such moves toward deregulation.

     In some areas of the country, municipalities (or comparable entities) whose residents are served at retail by an investor-owned utility pursuant to a franchise are exploring the possibility of establishing new or extending existing distribution systems or seeking new delivery points in order to serve retail customers, especially large industrial customers, that currently receive service from an investor-owned utility. These options depend on the terms of a utility's franchise as well as on state law and regulation. In addition, FERC's authority to order utilities to transmit for a new or expanding municipal system is limited in certain respects. Where successful, however, the establishment of a municipal system or the acquisition by a municipal system of a utility's customers could result in the inability to recover costs that the utility has incurred in serving those customers.

      In mid-1994, FERC issued a notice of proposed rulemaking concerning a regulatory framework for dealing with recovery of stranded costs, such as high-cost nuclear generating units, which may be incurred by electric utilities as a result of increased competition. In addition to addressing recovery of stranded costs related to wholesale service, the proposal requested comment as to recovery of retail stranded costs in transmission rates where state regulatory authorities failed to address the issue or were in conflict. Comments and reply comments have been filed, and the matter is pending. The risk of exposure to stranded costs which may result from competition in the industry will depend on the extent and timing of retail competition, the resolution of jurisdictional issues concerning stranded cost recovery, and the extent to which such costs are recovered from departing or remaining customers, among other matters.

       Cogeneration projects developed or considered by certain of GSU's industrial customers over the last several years have resulted in GSU developing and securing approval of rates lower than the rates previously approved by the PUCT and LPSC for such industrial customers. Such rates are designed to retain such customers, and to compete for and develop new loads, and do not presently recover GSU's full cost of service. The pricing agreements at non-full cost of service based rates fully recover all related costs but provide only a minimal return. Substantially all of such pricing agreements expire no later than 1997. In 1994, KWH sales to GSU's industrial customers at non-full cost of service rates, which make up approximately 28% of GSU's total industrial class, increased 13%. Sales to the remaining GSU industrial customers increased 2%.

      See Note 2 for information with respect to a settlement between System Energy and FERC in which System Energy refunded approximately $61.7 million to AP&L, LP&L, MP&L, and NOPSI, which in turn have made or will make refunds or credits to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy will refund a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through June 2004. AP&L, LP&L, MP&L, and NOPSI also wrote off certain related unamortized balances of deferred investment tax credits.

       In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. On October 31, 1994, as amended on January 25, 1995, Entergy Services filed with FERC revised transmission tariffs intended to provide access to transmission service on the same or comparable basis, terms, and conditions as the System operating companies, and the matter is pending. Open access and market pricing, once it takes effect, will increase marketing opportunities for the System, but will also expose the System to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

      In March 1994, North Little Rock, Arkansas, awarded AP&L a wholesale power contract that will provide estimated revenues of $347 million over 11 years. Under the contract, the price per KWH was reduced 18%, with increases in price through the year 2004. AP&L, which has been serving North Little Rock for over 40 years, was awarded the contract after intense bidding with several competitors. On May 22, 1994, FERC accepted the contract. Rehearings were requested by one of AP&L's competitors and were held in February 1995. The matter is pending.

      In light of the rate issues discussed above, Entergy is aggressively reducing costs to avoid potential earnings erosions that might result as well as to successfully compete by becoming a low-cost producer. In 1994, Entergy announced a restructuring program related to certain of its operating units. This program is designed to reduce costs and improve operating efficiencies. See Note 12 for further information. Also, in response to an increasingly competitive environment, AP&L, LP&L, MP&L, and NOPSI have announced intentions to revise their initial least-cost planning activities and GSU is continuing to work with the PUCT regarding integrated resource planning.

                          The Energy Policy Act of 1992

      The EPAct addresses a wide range of energy issues and is altering the way Entergy and the rest of the electric utility industry operate. The EPAct encourages competition and affords utilities the opportunities and the risks, associated with an open and more competitive market environment. The EPAct creates exemptions from regulation under the Public Utility Holding Company Act of 1935 (Holding Company Act) and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for sales at wholesale. The EPAct also gives FERC the authority to order investor-owned utilities, including the System operating companies, to transmit power and energy to or for wholesale purchasers and sellers. The law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. Both the System operating companies and Entergy Power expect to compete in this market. In addition, the EPAct allows utilities to own and operate foreign generation, transmission, and distribution facilities. See "Nonregulated Investments" below for further information.

                   Public Utility Holding Company Act of 1935

       Entergy Corporation, along with 10 other electric utility holding companies, recently asked Congress to repeal the Holding Company Act. The Holding Company Act requires oversight by the SEC of many business practices and activities of utility holding companies and their subsidiaries including, among other things, nonutility activities. Entergy Corporation believes that the Holding Company Act inhibits its ability to compete in the evolving electric energy marketplace, and largely duplicates the oversight activities already performed by FERC and state and local public service commissions.

Litigation and Regulatory Proceedings

      See Note 2 for information on the possible material adverse effects on GSU's financial condition and results of operations as a result of substantial write-offs and/or refunds in connection with outstanding appeals and remands regarding approximately $1.4 billion of abeyed company-wide River Bend plant costs and approximately $187 million ($170 million net of tax) of Texas retail jurisdiction deferred River Bend operating and carrying costs.

      See Note 8 for information on the bankruptcy proceedings of Cajun and litigation with Cajun concerning Cajun's ownership interest in River Bend and the related possible material adverse effects on GSU's financial condition.

Entergy Corporation-GSU Merger

      The acquisition of GSU by Entergy Corporation was the largest electric utility merger in United States history. Entergy expects to achieve $850 million in fuel cost savings and $670 million in operation and maintenance expense savings over 10 years as a result of the Merger. In 1994, GSU recorded charges associated with certain preacquisition contingencies, severance and augmented retirement costs, and restructuring costs. See Notes 12 and 11 for further information. Although common shareholders experienced some dilution in earnings as a result of the Merger, Entergy believes that the Merger will ultimately be beneficial to common shareholders in terms of strategic benefits as well as economies and efficiencies produced. For further information, see Note 2.

Nonregulated Investments

      Entergy Corporation continues to consider opportunities to expand its utility and utility-related businesses that are not regulated by state and local regulatory authorities (nonregulated businesses). Entergy Corporation's investment strategy is to invest in nonregulated business opportunities that have the potential to earn a greater rate of return than its regulated utility operations, and Entergy Corporation may invest up to approximately $150 million per year for the next several years in nonregulated businesses. Entergy Corporation's nonregulated businesses currently fall into two broad categories: power development and new technology related to the utility business. Entergy Corporation made investments in Argentina's and Pakistan's electric energy infrastructures and is also pursuing additional projects in Central America, South America, Europe, and Asia. Entergy Corporation opened an office in Hong Kong during 1994 and expects to open offices in South America and Europe in 1995. Entergy Corporation is negotiating in China to participate in two power generation projects, Datong and Taishan, which are expected to receive final approval in 1995 or 1996. To date, Entergy Corporation has made no investment in the China projects; however, Entergy Corporation's share of these projects may total approximately $115 million. In addition, Entergy Corporation is exploring the possibility to provide telecommunications services that allow customers to control energy usage.

       In 1994, Entergy Corporation's nonregulated investments reduced consolidated net income by approximately $31.7 million. In the near term, these investments are unlikely to have a positive effect on earnings; but management believes that these investments will contribute to future earnings growth.

ANO Matters

      ANO 2 experienced a forced outage for repair of certain steam generator tubes in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages in September 1992, May 1993, April 1994, and January 1995. AP&L's budgeted maintenance expenditures were adequate to cover the cost of such repairs. ANO 2's output has been reduced 15 megawatts or 1.6% due to secondary side fouling, tube plugging, and reduction of primary temperature. Entergy Operations continues to take steps at ANO 2 to reduce the number and severity of future tube cracks. In addition, Entergy Operations continues to meet with the NRC to discuss such steps and results of inspections of the generator tubes, as well as the timing of future inspections. Additional inspections are planned for the normal refueling outage scheduled for October 1995.

Deregulated Portion of River Bend

      As of December 31, 1994, GSU had not recovered a significant amount of its investment in, or received any return associated with, the portion of River Bend included in the deregulated asset plan in Louisiana and the portion of River Bend placed in abeyance as part of the Texas rate order which went into effect in July 1988. See Note 2 for further information. Future earnings will continue to be limited as long as the limited recovery of the investment and lack of return continues.

      For the year ended December 31, 1994, GSU recorded revenues resulting from the sale of electricity from the deregulated asset plan of approximately $34.1 million. Operation and maintenance expenses, including fuel, were approximately $30 million, and depreciation expense associated with the deregulated asset plan investment was approximately $16.7 million for the year ended December 31, 1994. For the year ended December 31, 1994, GSU recorded nonfuel revenue of $32.5 million (included in the $34.1 million of total deregulated asset plan revenue discussed above) which, absent the deregulated asset plan, would not have been realized. The operation and maintenance expenses and depreciation expense allocated to the deregulated asset plan as detailed above would have been incurred at River Bend with or without the deregulated asset plan. The future impact of the deregulated asset plan on GSU's results of operations and financial position will depend on River Bend's future operating costs, the unit's efficiency and availability, and the future market for energy over the remaining life of the unit. Based on current estimates of the factors discussed above, GSU anticipates that future revenues from the deregulated asset plan will fully recover all related costs.

Property Tax Exemptions

      Exemptions from the payment of Louisiana local property taxes on Waterford 3 and River Bend, which have been in effect for 10 years for each of the plants, will expire in December 1995 and December 1996, respectively. LP&L and GSU are working with taxing authorities to determine the method for calculating the amount of the property taxes to be paid when the exemptions expire. LP&L believes that assessed property taxes will be recovered from its customers through rates. GSU believes that assessed property taxes allocated to its retail jurisdictions will be recovered from those customers through rates.

Environmental Issues

      GSU has been notified by the United States Environmental Protection Agency
(EPA)  that  it has been designated as a potentially responsible party  for  the cleanup of sites on which GSU and others have or have been alleged to have disposed of material designated as hazardous waste. GSU is currently negotiating with the EPA and state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on GSU premises. While the amounts at issue in the cleanup efforts and suits may be substantial, GSU believes that its results of operations and financial condition will not be materially affected by the outcome of the suits.

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including waste water impoundments. LP&L has determined that certain of its power plant waste water impoundments are affected by these regulations and has chosen to either upgrade or close them. The aggregate cost of the upgrades and closures, to be completed by 1996, is estimated to be $16 million.

Accounting Issues

     Proposed Accounting Standards - The FASB has proposed a SFAS on "Accounting for the Impairment of Long-Lived Assets," effective January 1, 1996. The proposed standard describes circumstances which may result in assets (including goodwill such as the Merger acquisition adjustment, see Note 1) being impaired and provides criteria for recognition and measurement of asset impairment. Note 2 describes regulatory assets of $170 million (net of tax) related to Texas retail deferred River Bend operating and carrying costs. Management believes these deferred costs will be required to be written off under the provisions of the new standard unless there are favorable regulatory or court actions related to these costs prior to the adoption of the new standard by Entergy. Certain other operations of Entergy are potentially affected by this standard, and any resulting write-offs will depend on future operating costs, generating units' efficiency and availability, and the future market for energy over the remaining life of the units. Based on current estimates, Entergy anticipates that future revenues will fully recover the costs of such operations.

     Continued Application of SFAS 71 - Entergy's financial statements currently reflect, for the most part, assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." As discussed above, the electric utility industry is changing and these changes could possibly result in the discontinuance of the application of SFAS 71, which would result in the elimination of regulatory assets and liabilities. See Note 1 for further information.

      Accounting for Decommissioning Costs - The FASB is currently reviewing the accounting for decommissioning of nuclear plants. This project could possibly change the System's, as well as the entire utility industry's, accounting for such costs. For further information, see Note 8.

                      ENTERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements include the accounts of Entergy Corporation and its direct and indirect subsidiaries: AP&L, GSU, LP&L, MP&L, NOPSI, System Energy, Entergy Operations, Entergy Pakistan, Ltd., Entergy Power, Entergy Power Development Corporation, Entergy Richmond Power Corporation, Entergy Services, System Fuels, Entergy Enterprises, Entergy SASI, Entergy S.A., Entergy Argentina S.A, Entergy Transener S.A., Entergy Power Asia, Ltd., Entergy Yacyreta I, Inc., and Entergy Edegel, Inc. Because the acquisition of GSU was consummated on December 31, 1993, under the purchase method of accounting, GSU is included only in the December 31, 1993, consolidated balance sheet amounts. GSU is included in all of the consolidated financial statements for 1994. All references made to Entergy or the System as of, and subsequent to, the Merger closing date include amounts and information pertaining to GSU as an Entergy company. All significant intercompany transactions have been eliminated. Entergy Corporation's utility subsidiaries maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

      The System operating companies accrue estimated revenues for energy delivered since the latest billings. However, prior to January 1, 1993, AP&L, GSU, MP&L, and NOPSI recognized electric and gas revenues when billed. To provide a better matching of revenues and expenses, effective January 1, 1993, AP&L, GSU, MP&L, and NOPSI adopted a change in accounting principle to provide for accrual of estimated unbilled revenues. The cumulative effect of this accounting change as of January 1, 1993, (excluding GSU) increased net income by $93.8 million or $0.54 per share. Had this new accounting method been in effect during prior years, net income before the cumulative effect would not have been materially different from that shown in the accompanying financial statements. In accordance with a LPSC rate order, GSU recorded a deferred credit of $16.6 million for the January 1, 1993, amount of unbilled revenues. See Note 2 regarding recent LPSC rate actions regarding the deferred unbilled revenues.

      The System operating companies' rate schedules (except GSU's Texas retail rate schedules) include fuel adjustment clauses that allow either current recovery or deferrals of fuel costs until such costs are reflected in the related revenues. GSU's Texas retail rate schedules include a fixed fuel factor approved by the PUCT, which remains in effect until changed as part of a general rate case, fuel reconciliation, or a fixed fuel factor filing.

Utility Plant

      Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the utility plant is subject to liens of the subsidiaries' mortgage bond indentures.

      Utility plant includes the portions of Grand Gulf 1 and Waterford 3 that were sold and are currently under lease. For financial reporting purposes, these sale and leaseback transactions are reflected as financing transactions.

      Total System net electric utility plant in service of $14.5 billion as of December 31, 1994, (excluding approximately $0.5 billion of plant acquisition adjustment related to the Merger) includes $9.8 billion of production plant, $1.4 billion of transmission plant, $2.8 billion of distribution plant, and $0.5 billion of other plant.

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 3.0% in 1994 and 1993, and 3.1% in 1992.

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. The System operating companies' effective composite rates for AFUDC were 9.5% for 1994, 10.6% for 1993, and 10.8% for 1992.

Jointly-Owned Generating Stations

     Certain Entergy Corporation subsidiaries own undivided interests in several jointly-owned electric generating facilities and record the investments and expenses associated with these generating stations to the extent of their respective ownership interests. As of December 31, 1994, the System's investment and accumulated depreciation in each of these generating stations were as follows:


                                               Total
                                              Megawatt                                 Accumulated
   Generating Stations            Fuel Type  Capability   Ownership       Investment  Depreciation
                                                                                (In Thousands)
   Grand Gulf                       Nuclear    1,143       90.00% (1)     $3,366,471    $751,717
   River Bend      Unit 1           Nuclear      936       70.00% (2)     $3,080,019    $617,002
   Independence    Units 1 and 2     Coal      1,678       56.50%         $  541,893    $170,837
   White Bluff     Units 1 and 2     Coal      1,660       57.00%         $  400,918    $151,830
   Roy S. Nelson   Unit 6            Coal        550       70.00%         $  390,033    $145,897
   Big Cajun 2     Unit 3            Coal        540       42.00%         $  219,788    $ 74,442


      (1) Includes System Energy's ownership and leasehold interests in Grand Gulf 1.
      (2) See Note 8 regarding the current status of Cajun's 30% undivided ownership interest in River Bend.

Income Taxes

     Entergy Corporation and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the System companies in proportion to their contribution to consolidated taxable income. SEC regulations require that no Entergy Corporation subsidiary pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in Note 3, in 1993 Entergy changed its accounting for income taxes to conform with SFAS 109.

Acquisition Adjustment

      Entergy  Corporation, upon completion of the Merger in December 1993  (see
Note 12 for additional details), recorded an acquisition adjustment in utility plant in the amount of $380 million representing the excess of the purchase price over the net assets acquired of GSU. During 1994, the System recorded an additional $115 million of acquisition adjustment related to the resolution of certain preacquisition contingencies and appropriate allocation of purchase price, which combined with the amortization of the acquisition adjustment of $16 million in 1994, resulted in an unamortized balance of $479 million of acquisition adjustment as of December 31, 1994. The acquisition adjustment is being amortized on a straight-line basis over a 31-year period beginning January 1, 1994, which approximates the remaining average book life of the plant acquired as a result of the Merger. The System anticipates that its future net cash flows will be sufficient to recover such amortization.

Reacquired Debt

      The premiums and costs associated with reacquired debt are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Cash and Cash Equivalents

     Entergy considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Continued Application of SFAS 71

      As a result of the EPAct and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. The System's financial statements currently reflect, for the most part, assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Continued applicability of SFAS 71 to the System's financial statements requires that rates set by an independent regulator on a cost-of-service basis (including a reasonable rate of return on invested capital) can actually be charged to and collected from customers.

      In the event that either all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion. That discontinuation should be reported by elimination from the balance sheet of the effects of any actions of regulators recorded as regulatory assets and liabilities.

      As of December 31, 1994, and for the foreseeable future, the System's financial statements continue to follow SFAS 71, with the exceptions noted below.

SFAS 101

      SFAS 101, "Accounting for the Discontinuation of Application of FASB 71," specifies how an enterprise that ceases to meet the criteria for application of SFAS 71 to all or part of its operations should report that event in its financial statements. GSU discontinued regulatory accounting principles for its wholesale jurisdiction and steam department and the Louisiana deregulated portion of River Bend during 1989 and 1991, respectively.

Fair Value Disclosures

      The estimated fair value of financial instruments has been determined by Entergy, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

      Entergy considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, Entergy does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5, 6, and 8 for additional fair value disclosure.

      Entergy adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. As a result, at December 31, 1994, Entergy recorded on the balance sheet a reduction of $2.2 million in decommissioning trust funds, representing the amount by which the fair value of the securities held in such funds is less than amounts for decommissioning recovered in rates and deposited in the funds and the related earnings on the amounts deposited. Due to the regulatory treatment for decommissioning trust funds, the System recorded an offsetting amount in unrealized losses on investment securities as a regulatory asset.


NOTE 2.   RATE AND REGULATORY MATTERS

River Bend

      In May 1988, the PUCT granted GSU a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding of prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. The PUCT affirmed that the ultimate rate treatment of such amounts would be subject to future demonstration of the prudence of such costs. GSU and intervening parties appealed this order (Rate Appeal) and GSU filed a separate rate case asking that the abeyed River Bend plant costs be found prudent (Separate Rate Case). Intervening parties filed suit in a Texas district court to prohibit the Separate Rate Case. The district court's decision was ultimately appealed to the Texas Supreme Court, which ruled in 1990 that the prudence of the purported abeyed costs could not be relitigated in a separate rate proceeding. The Texas Supreme Court's decision stated that all issues relating to the merits of the original PUCT order, including the prudence of all River Bend-related costs, should be addressed in the Rate Appeal.

      In October 1991, the Texas district court in the Rate Appeal issued an order holding that, while it was clear the PUCT made an error in assuming it could set aside $1.4 billion of the total costs of River Bend and consider them in a later proceeding, the PUCT, nevertheless, found that GSU had not met its burden of proof related to the amounts placed in abeyance. The court also ruled that the Allowed Deferrals should not be included in rate base. The court further stated that the PUCT had erred in reducing GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988. The court remanded the case to the PUCT with instructions as to the proper handling of the Allowed Deferrals. GSU's motion for rehearing was denied and, in December 1991, GSU filed an appeal of the October 1991 district court order. The PUCT also appealed the October 1991 district court order, which served to supersede the district court's judgment, rendering it unenforceable under Texas law.

      In August 1994, the Texas Third District Court of Appeals (the Appellate Court) affirmed the district court's decision that there was substantial evidence to support the PUCT's 1988 decision not to include the abeyed construction costs in GSU's rate base. While acknowledging that the PUCT had exceeded its authority when it attempted to defer a decision on the inclusion of those costs in rate base in order to allow GSU a further opportunity to demonstrate the prudence of those costs in a subsequent proceeding, the Appellate Court found that GSU had suffered no harm or lack of due process as a result of the PUCT's error. Accordingly, the Appellate Court held that the PUCT's action had the effect of disallowing the company-wide $1.4 billion of River Bend construction costs for ratemaking purposes. In its August 1994 opinion, the Appellate Court also held that GSU's deferred operating and maintenance costs associated with the allowed portion of River Bend should be included in rate base and that GSU's deferred River Bend carrying costs included in the Allowed Deferrals should also be included in rate base. The Appellate Court's August 1994 opinion affirmed the PUCT's original order in this case.

     The Appellate Court's August 1994 opinion was entered by two judges, with a third judge dissenting. The dissenting opinion states that the result of the majority opinion is, among other things, to deprive GSU of due process at the PUCT because the PUCT never reached a finding on the $1.4 billion of construction costs.

      In October 1994, the Appellate Court denied GSU's motion for rehearing on the August 1994 opinion as to the $1.4 billion in River Bend construction costs and other matters. GSU appealed the Appellate Court's decision to the Texas Supreme Court, where it is pending.

      As of December 31, 1994, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, the River Bend plant costs held in abeyance, and the related operating and carrying cost deferrals totaled (net of taxes) approximately $13 million, $280 million (both net of depreciation), and $170 million, respectively. Allowed Deferrals were approximately $107 million, net of taxes and amortization, as of December 31, 1994. GSU estimates it has collected approximately $158 million of revenues as of December 31, 1994, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future revenues based upon those allowed deferrals could also be lost, and no assurance can be given as to whether or not refunds of revenue received based upon such deferred costs previously recorded will be required.

      No assurance can be given as to the timing or outcome of the remands or appeals described above. Pending further developments in these cases, GSU has made no write-offs or reserves for the River Bend-related costs. Management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate Caps imposed by the PUCT's regulatory approval of the Merger could result in GSU being unable to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the Rate Caps are in effect. At this time, management and legal counsel are unable to predict the amount, if any, of the abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. A net of tax write-off as of December 31, 1994, of up to $293 million could be required based on an ultimate adverse ruling by the PUCT on the abeyed and disallowed costs.

      In prior proceedings, the PUCT has held that the original cost of nuclear power plants will be included in rates to the extent those costs were prudently incurred. Based upon the PUCT's prior decisions, management believes that its River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover in rate base, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. However, management also recognizes that it is reasonably possible that not all of the abeyed River Bend plant costs may ultimately be recovered.

      As part of its direct case in the Separate Rate Case, GSU filed a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements and provided other support for the remainder of the abeyed amounts.

      There have been four other rate proceedings in Texas involving nuclear power plants. Investment in the plants ultimately disallowed ranged from 0% to 15%. Each case was unique, and the disallowances in each were made on a case-by-case basis for different reasons. Appeals of two of these PUCT decisions are currently pending.

     The following factors support management's position that a loss contingency requiring accrual has not occurred, and its belief that all, or substantially all, of the abeyed plant costs will ultimately be recovered:

     1. The $1.4 billion of abeyed River Bend plant costs have never been ruled imprudent and disallowed by the PUCT.
     2. Sandlin Associates' analysis which supports the prudence of substantially all of the abeyed construction costs.
     3. Historical inclusion by the PUCT of prudent construction costs in rate base.
     4. The analysis of GSU's internal legal staff, which has considerable experience in Texas rate case litigation.

      Additionally, management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates. Management also believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the deferred costs related to the $1.4 billion of abeyed River Bend plant costs will be recovered in rates to the extent that the $1.4 billion of abeyed River Bend plant is recovered. However, a net of tax write-off of the $170 million of deferred costs related to the $1.4 billion of abeyed River Bend plant costs would be required if they are not allowed to be recovered in rates.

      A proposed accounting standard, "Accounting for the Impairment of Long-Lived Assets," which is expected to become effective January 1, 1996, may require the write-off of the $170 million of rate deferrals discussed above, upon adoption of the standard, unless there are favorable regulatory or court actions related to these costs prior to adoption.

Merger-Related Rate Agreements

      In November 1993, Entergy Corporation, AP&L, MP&L, and NOPSI entered into separate settlement agreements whereby the APSC, MPSC, and Council agreed to withdraw from the SEC proceeding related to the Merger. In return AP&L, MP&L, and NOPSI agreed, among other things, that their retail ratepayers would be protected from (1) increases in the cost of capital resulting from risks associated with the Merger, (2) recovery of any portion of the acquisition premium or transactional costs associated with the Merger, (3) certain direct allocations of costs associated with GSU's River Bend nuclear unit, and (4) any losses of GSU resulting from resolution of litigation in connection with its ownership of River Bend. AP&L and MP&L agreed not to request any general retail rate increase that would take effect before November 1998, except for, among other things, increases associated with the recovery of certain Grand Gulf 1-related costs, recovery of certain taxes, and force majeure (defined to include, among other things, war, natural catastrophes, and high inflation), and in the case of AP&L, excess capacity costs and costs related to the adoption of SFAS 106 that were previously deferred. MP&L also agreed that retail base rates under the formula rate plan would not be increased above November 1, 1993, levels for a period of five years beginning November 9, 1993 (described below).

      In 1993, the LPSC and the PUCT approved separate regulatory proposals that include the following elements: (1) a five-year Rate Cap on GSU's retail electric base rates in the respective states, except for force majeure (defined to include, among other things, war, natural catastrophes, and high inflation);
(2) a provision for passing through to retail customers in the respective states the jurisdictional portion of the fuel savings created by the Merger; and (3) a mechanism for tracking nonfuel operation and maintenance savings created by the Merger. The LPSC regulatory plan provides that such nonfuel savings will be shared 60% by the shareholder and 40% by ratepayers during the eight years following the Merger. The LPSC plan requires regulatory filings each year by the end of May through 2001. The PUCT regulatory plan provides that such savings will be shared equally by the shareholder and ratepayers, except that the shareholder's portion will be reduced by $2.6 million per year on a total company basis in years four through eight. The PUCT plan also requires a series of future regulatory filings in November 1996, 1998, and 2001 to ensure that ratepayers' share of such savings be reflected in rates on a timely basis and requires Entergy Corporation to hold GSU's Texas retail customers harmless from the effects of the removal by FERC of a 40% cap on the amount of fuel savings GSU may be required to transfer to other System operating companies under the FERC tracking mechanism (see below). On January 14, 1994, Entergy Corporation filed a request for rehearing of FERC's December 15, 1993, order approving the Merger requesting that FERC restore the 40% cap provision in the fuel cost protection mechanism. The matter is pending.

      FERC approved certain rate schedule changes to integrate GSU into the System Agreement. Certain commitments were adopted to provide reasonable assurance that the ratepayers of AP&L, LP&L, MP&L, and NOPSI will not be allocated higher costs, including, among other things, (1) a tracking mechanism to protect AP&L, LP&L, MP&L, and NOPSI from certain unexpected increases in fuel costs, (2) the distribution of profits from power sales contracts entered into prior to the Merger, (3) a methodology to estimate the cost of capital in future FERC proceedings, and (4) a stipulation that AP&L, LP&L, MP&L, and NOPSI will be insulated from certain direct effects on capacity equalization payments should GSU acquire Cajun's 30% share in River Bend (see Note 8).

Formula Rate Plan

      Under a formulary incentive rate plan (Formula Rate Plan) effective March 25, 1994, MP&L's earned rate of return is calculated automatically every 12 months and compared to and adjusted against a benchmark rate of return (calculated under a separate formula within the Formula Rate Plan). The Formula Rate Plan allows for periodic small adjustments in rates based on a comparison of earned to benchmark returns and upon certain performance factors. In the same proceeding, the MPSC conducted a general review of MP&L's current rates and on March 1, 1994, issued a final order adopting the Formula Rate Plan and previously agreed-upon stipulations of (1) a required return on equity of 11% and (2) certain accounting adjustments that resulted in a 4.3% ($28.1 million) reduction in MP&L's June 30, 1993, test-year base revenues. The MPSC's order required MP&L to file rates designed to provide for this reduction in operating revenues for the test year on or before March 18, 1994, which became effective March 25, 1994. The final order was appealed to the Mississippi Supreme Court on May 17, 1994, by Mississippi Valley Gas Company (MVG) on the grounds that the MPSC issued the final order without having reviewed the cost of MP&L's promotional practices, some of which MVG alleged to be improper. MVG filed a motion to dismiss the appeal, and on October 28, 1994, the Mississippi Supreme Court granted MVG's motion.

FERC Settlement

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy refunded approximately $61.7 million to AP&L, LP&L, MP&L, and NOPSI, which in turn have made or will make refunds or credits to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy will refund a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through June 2004. The settlement also required the write-off of certain related unamortized balances of deferred investment tax credits by AP&L, LP&L, MP&L, and NOPSI. The settlement reduced Entergy Corporation's consolidated net income for the year ended December 31, 1994, by approximately $68.2 million, offset by the write-off of the unamortized balances of related deferred investment tax credits of approximately $69.4 million ($2.9 million for Entergy Corporation; $27.3 million for AP&L; $31.5 million for LP&L; $6 million for MP&L; and $1.7 million for NOPSI). System
Energy also reclassified from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although excluded from rate base, System Energy will be permitted to recover such costs over a 10-year period. Interest on the $62 million refund and the loss of the return on the $81 million of other Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually over the next 10 years.

      As a result of the charges associated with the settlement, System Energy obtained the consent of certain banks (parties to the Reimbursement Agreement) to waive temporarily the fixed charge coverage covenant in the letters of credit and Reimbursement Agreement related to the Grand Gulf 1 sale and leaseback transaction until November 30, 1995. System Energy expects that upon expiration of the waiver period, it will be in compliance with the fixed charge coverage covenant. Absent a waiver, System Energy's failure to perform this covenant could cause a draw under the letters of credit and/or early termination of the letters of credit. If the letters of credit were not replaced in a timely manner, a default or early termination of System Energy's leases could result.

Rate Deferrals

      The System operating companies have various rate moderation or phase-in plans that reduced the immediate effect of Grand Gulf 1, River Bend, and Waterford 3 costs on ratepayers. Under these plans, certain costs are either retained permanently (and not recovered from ratepayers), deferred in early years and collected in later years, or recovered currently from customers. These plans vary in the proportions of costs each company retains, defers, or recovers and in the length of the deferral/recovery periods. Only those costs retained permanently and not recovered through rates or through sales to third parties result in a reduction of net income. The carrying charges associated with unamortized deferrals were either deferred or recovered currently from customers.

      GSU  deferred  approximately $369 million of River Bend  operating  costs, purchased power costs, and accrued carrying charges pursuant to a 1986 PUCT accounting order. Approximately $182 million of these costs are being amortized over a 20-year period, and the remaining $187 million are not being amortized pending the ultimate outcome of the Rate Appeal. As of December 31, 1994, the unamortized balance of these costs was $321 million. Further, GSU deferred approximately $400.4 million of similar costs pursuant to a 1986 LPSC accounting order. These costs, of which approximately $122 million were unamortized as of December 31, 1994, are being amortized over a 10-year period ending in 1997.

      In accordance with a phase-in plan approved by the LPSC, GSU deferred $294 million of its River Bend costs related to the period February 1988 through February 1991. GSU has amortized $129 million through December 31, 1994, and the remainder of $165 million will be recovered over approximately 3.2 years.

      AP&L's permanently retained share of Grand Gulf 1 costs is 7.92% in 1994 and all succeeding years of the unit's commercial operation. In the event AP&L is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided energy cost, which is currently less than AP&L's cost of such energy. LP&L permanently absorbs 18% of its 14% (approximately 2.52%) FERC-allocated share of Grand Gulf 1-related costs. LP&L is able to recover through the fuel adjustment clause 4.6 cents per KWH (as of May 1994) for the energy related to its retained portion of these costs. Alternatively, LP&L may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to LPSC approval. For the year ended December 31, 1994, System Energy's billings for Grand Gulf 1-related costs totaled approximately $475 million. A deregulated asset plan representing an unregulated portion (approximately 22%) of River Bend (plant costs, generation, revenues, and expenses) was established pursuant to a January 1992 LPSC order. The plan allows GSU to sell such generation to Louisiana retail customers at 4.6 cents per KWH or off-System at higher prices with certain sharing provisions for such incremental revenue. Based on current estimates, Entergy anticipates that future revenues will fully recover all related costs.

Filings with the PUCT and Texas Cities

      In March 1994, the Texas Office of Public Utility Counsel and certain cities served by GSU instituted an investigation of the reasonableness of GSU's rates. In June 1994, GSU provided the cities with information that GSU believed supported the current rate level. GSU filed the same information with the PUCT in June 1994, pursuant to provisions of the Merger. In September 1994, various cities adopted ordinances directing GSU to reduce its Texas retail rates by $45.9 million. GSU appealed the cities' ordinances to the PUCT for a determination of reasonableness of GSU's rates.

      In November 1994, those cities that intervened in the PUCT appeal filed testimony with the PUCT supporting a $118 million base rate reduction in lieu of the previously proposed $45.9 million reduction. In November 1994, the PUCT staff filed testimony that supported a $38.2 million base rate reduction. GSU filed information with the PUCT that it believed supported the current level of rates. Hearings were held in December 1994 and on March 20, 1995, the PUCT ordered a $72.9 million annual base rate reduction for the period March 31, 1994, through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction is applied retroactively to March 31, 1994. As a result, GSU recorded a $57 million reserve for rate refund in 1994. The rate reduction is being appealed and no assurance can be given as to the timing or outcome of the appeal.

Texas Cities Rate Settlement - 1993

      In June 1993, 13 cities within GSU's Texas service area instituted an investigation to determine whether GSU's current rates were justified. In October 1993, the general counsel of the PUCT instituted an inquiry into the reasonableness of GSU's rates. In November 1993, a settlement agreement was filed with the PUCT which provided for an initial reduction in GSU's annual retail base revenues in Texas of approximately $22.5 million effective for electric usage on or after November 1, 1993, and a second reduction of $20 million effective September 1994. Pursuant to the settlement, GSU reduced rates with a $20 million one-time bill credit in December 1993, and refunded approximately $3 million to Texas retail customers on bills rendered in December 1993. The PUCT approved the settlement agreement on July 21, 1994. The cities' rate inquiries were settled earlier on the same terms.

LPSC Rate Reviews

      In May 1994, GSU made the required first post-Merger earnings analysis filing with the LPSC. On December 14, 1994, the LPSC ordered a $12.7 million annual rate reduction for GSU effective January 1995. The rate order included, among other things, a reduction in GSU's Louisiana jurisdictional authorized return on equity from 12.75% to 10.95% and the amortization for the benefit of the customer of $8.3 million of previously deferred unbilled revenue, representing one-half of the total resulting from a change in accounting as discussed in Note 1. On December 28, 1994, GSU received a preliminary injunction from the 19th Judicial District Court regarding $8.3 million of the reduction. On January 1, 1995, GSU reduced rates by $4.4 million. The entire $12.7 million reduction is being appealed and no assurance can be given as to the timing or outcome of the appeal.

      In August 1994, LP&L filed a performance-based formula rate plan with the LPSC. The proposed formula rate plan would continue existing LP&L rates at current levels, while providing financial incentive to reduce costs and maintain high levels of customer satisfaction and system reliability. A performance rating adjustment feature of the plan would allow LP&L the opportunity to earn a higher rate of return if it improves performance over time. Conversely, if performance declines, the rate of return LP&L could earn would be lowered. This provides financial incentive for LP&L to maintain continuous improvement in all three performance categories (customer price, customer satisfaction, and customer reliability). Under the proposed plan, if LP&L's earnings fall within a bandwidth around a benchmark rate of return, there would be no adjustment in rates. If LP&L's earnings are above the bandwidth, the proposed plan would automatically reduce LP&L's base rates. Alternatively, if LP&L's earnings are below the bandwidth, the proposed plan would automatically increase LP&L's base rates. The reduction or increase in base rates would be an amount representing 50% of the difference between the earned rate of return and the nearest limit of the bandwidth. In no event would the annual adjustment in rates exceed 2% of LP&L's retail revenues. Hearings were held in March 1995. No assurance can be given that the LPSC will accept the performance-based formula rate plan, or that the current rate review will not result in a rate decrease.

February 1994 Ice Storm/Rate Rider

      In early February 1994, an ice storm left more than 221,000 Entergy customers without electric power across the System's four-state service area. The storm was the most severe natural disaster ever to affect the System, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas, primarily in Mississippi. Repair costs totaled approximately $116.2 million, $30.8 million, and $77.2 million for the System, AP&L, and MP&L, respectively, with $85 million, $18.7 million, and $64.6 million of these amounts capitalized as plant-related costs. The remaining balances have been charged against the respective companies' regulatory storm damage reserves, except for MP&L which recorded a deferred debit. On April 15, 1994, MP&L filed for rate recovery of costs related to the ice storm. MP&L's filing, as subsequently amended, requested recovery of the revenue requirement associated with MP&L's ice storm costs recorded through April 30, 1994, representing approximately 86% of the total estimated ice storm costs. MP&L may make another ice storm rate filing with the MPSC during 1995 to recover ice storm costs recorded by MP&L after April 30, 1994. In August 1994, MP&L and the MPSC's Public Utilities Staff entered into a stipulation with respect to the recovery of ice storm costs recorded through April 30, 1994, and in September 1994, the MPSC approved the stipulation. Under the stipulation, MP&L implemented an ice storm rider schedule, which went into effect on September 29, 1994, that will increase rates approximately $8 million annually for five years. At the end of the five-year period, the revenue requirement associated with the undepreciated ice storm capitalized costs will be included in MP&L's base rates to the extent that this revenue requirement does not result in MP&L's rate of return on rate base being above the benchmark rate of return under MP&L's formula rate plan.

PUCT Fuel Cost Review (December 1, 1986 - September 30, 1991)

      In January 1992, GSU applied to the PUCT for a new fixed fuel factor and requested a final reconciliation of fuel and purchased power costs incurred between December 1, 1986, and September 30, 1991. GSU proposed to recover net underrecoveries and interest (including underrecoveries related to Nelson Industrial Steam Company (NISCO), discussed below) over a 12-month period.

      In April 1993, the presiding PUCT administrative law judge (ALJ) issued a report concluding that GSU incurred approximately $117 million of nonreimbursable fuel costs on a company-wide basis (approximately $50 million on a Texas retail jurisdictional basis) during the reconciliation period. Included in the nonreimbursable fuel costs were payments above GSU's avoided cost rate for power purchased from NISCO. The PUCT ordered in 1986 that the purchased power costs from NISCO in excess of GSU's avoided costs be disallowed. The PUCT disallowance resulted in approximately $12 million to $15 million of unrecovered purchased power costs on an annual basis, which GSU continued to expense as the costs were incurred. In April 1991, the Texas Supreme Court, in the appeal of such order, ordered the PUCT to allow GSU to recover purchased power payments in excess of its avoided cost in future proceedings, if GSU established to the PUCT's satisfaction that the payments were reasonable and necessary expenses.

      In June 1993, the PUCT concluded that the purchased power payments made to NISCO in excess of GSU's avoided cost were not reasonably incurred. As a result of the order, GSU recorded additional fuel expenses (including interest) of $2.8 million for non-NISCO related items. The PUCT's order resulted in no additional expenses related to the NISCO issue, or for overcollections related to the fixed fuel factor, as those charges were expensed by GSU as they were incurred. The PUCT concluded that GSU had over-collected its fuel costs in Texas and ordered GSU to refund approximately $33.8 million to its Texas retail customers, including approximately $7.5 million of interest. In that proceeding, the PUCT also set GSU's fixed fuel factor in Texas at 1.84 cents per KWH in response to GSU's request that the factor be set at 2.02 cents per KWH. In October 1993, GSU appealed the PUCT's order to the Travis County District Court where the matter is still pending. No assurance can be given as to the timing or outcome of that appeal. In a subsequent proceeding to review GSU's fuel factor, the PUCT approved GSU's request to further reduce its fixed fuel factor in Texas to
1.78 cents per KWH from 1.84 cents per KWH.

PUCT Fuel Cost Review (October 1, 1991 - December  31, 1993)

      On January 9, 1995, GSU and various parties reached an agreement for the reconciliation of over- and under-recovery of fuel and purchased power expenses for the period October 1, 1991, through December 31, 1993. While the settlement still requires PUCT approval, GSU believes it will ultimately be approved and has accordingly recorded a reserve of $7.6 million.

LPSC Fuel Cost Review

      In November 1993, the LPSC ordered a review of GSU's fuel costs for the period October 1988 through September 1991 (Phase 1) based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. In July 1994, the LPSC ruled in the Phase 1 fuel review case and ordered GSU to refund approximately $27 million to its customers. Under the order, a refund of $13.1 million, which was not contested under a Louisiana Supreme Court decision as discussed below, was made through a billing credit on August 1994 bills. In August 1994, GSU appealed the remaining portion of the LPSC-ordered refund to the district court. GSU has made no reserve for the remaining portion, pending outcome of the district court appeal, and no assurance can be given as to the timing or outcome of the appeal.

      On January 18, 1995, GSU met with the special counsel of the LPSC to discuss the procedural schedule for the upcoming fuel review (Phase II). The period under investigation was determined to be from October 1991 to December 1994. Hearings are scheduled to begin in July 1995.

      In February 1990, the LPSC disallowed the pass-through to ratepayers for the portion of GSU's cost to purchase power from NISCO representing the excess of NISCO's purchase price of the units over GSU's depreciated cost of the units. GSU appealed the 1990 order. In March 1994, the Louisiana Supreme Court ruled in favor of the LPSC. In 1994, GSU recorded an estimated refund provision of $13.1 million, before related income taxes of $5.3 million.

1994 NOPSI Settlement

      In a settlement with the Council that was approved on December 29, 1994, NOPSI agreed to reduce electric and gas rates and issue credits and refunds to customers. Effective January 1, 1995, NOPSI implemented a $31.8 million permanent reduction in electric base rates and a $3.1 million permanent reduction in gas base rates. These adjustments resolved issues associated with NOPSI's return on equity exceeding 13.76% for the test year ended September 30, 1994. Under the 1991 NOPSI Settlement, NOPSI is recovering from its retail customers its allocable share of certain costs related to Grand Gulf 1. NOPSI's base rates to recover those costs were derived from estimates of those costs made at that time. Any overrecovery of costs is required to be returned to customers. Grand Gulf 1 has experienced lower operating costs than previously estimated, and NOPSI accordingly is reducing its base rates in two steps to more accurately match the current costs related to Grand Gulf 1. On January 1, 1995, NOPSI implemented a $10 million permanent reduction in base electric rates to reflect the reduced costs related to Grand Gulf 1, to be followed by an additional $4.4 million rate reduction on October 31, 1995. These Grand Gulf 1 rate reductions, which are expected to be largely offset by lower operating costs, may reduce NOPSI's after-tax net income by approximately $1.4 million per year beginning November 1, 1995. The next scheduled Grand Gulf 1 phase-in rate increase in the amount of $4.4 million on October 31, 1995, will not be affected by the 1994 NOPSI Settlement.

      The 1994 NOPSI Settlement also requires NOPSI to credit its customers $25 million over a 21-month period, beginning January 1, 1995, in order to resolve disputes with the Council regarding the interpretation of the 1991 NOPSI Settlement. NOPSI reduced its revenues by $25 million and recorded a $15.4 million net-of-tax reserve associated with the credit in the fourth quarter of 1994. The 1994 NOPSI Settlement further required NOPSI to refund, in December 1994, $13.3 million of credits previously scheduled to be made to customers during the period January 1995 through July 1995. These credits were associated with a July 7, 1994, Council resolution that ordered a $24.95 million rate reduction based on NOPSI's overearnings during the test year ended September 30, 1993. Accordingly, NOPSI recorded an $8 million net-of-tax charge in the fourth quarter of 1994.

      The 1994 NOPSI Settlement also required NOPSI to refund $9.3 million of overcollections associated with Grand Gulf 1 operating costs, and $10.5 million of refunds associated with the settlement by System Energy of a FERC tax audit. The settlement of the FERC tax audit by System Energy required refunds to be passed on to NOPSI and to other Entergy subsidiaries and then on to customers. These refunds have no effect on current period net income.


NOTE 3.   INCOME TAXES

     Income tax expense consisted of the following:


                                                                 For the Years Ended December 31,
                                                                 1994          1993          1992
                                                                          (In Thousands)
     Current:
       Federal                                                   $227,046    $236,513     $ 99,898
       State                                                       50,300      30,618       23,596
                                                                 --------    --------     --------
        Total                                                     277,346     267,131      123,494
                                                                 --------    --------     --------
     Deferred - net:
       Reclassification due to net operating loss carryforward     48,482     (17,131)      35,969
       Rate deferrals - net                                      (137,376)    (88,651)     (54,079)
       Gas contract settlement                                      5,483       9,513       15,180
       Liberalized depreciation                                   127,881     116,513      107,976
       Unbilled revenue                                             7,246      56,315      (18,902)
       Alternative minimum tax                                       (614)    (10,270)       6,577
       Bond reacquisition cost                                     (4,481)    17,958        11,496
       Nuclear refueling and maintenance                              552      (7,929)       9,740
       Decontamination and decommissioning fund                     2,366      27,303            -
      Provision for rate refunds                                  (31,739)          -            -
       FERC Settlement                                            (23,098)          -            -
       Adjustment to Grand Gulf 2 tax basis                       (14,037)          -            -
       Other                                                      (35,094)     15,035       (1,595)
                                                                 --------    --------     --------
        Total                                                     (54,429)    118,656      112,362
                                                                 --------    --------     --------
     Investment tax credit adjustments - net                      (24,739)    (43,796)      20,607
     Investment tax credit amortization - FERC settlement         (66,454)          -            -
                                                                 --------    --------     --------
        Recorded income tax expense                              $131,724    $341,991     $256,463
                                                                 ========    ========     ========

     Charged to operations                                       $131,965    $251,163     $210,081
     Charged to other income                                         (241)     33,640       46,382
     Charged to cumulative effect                                       -      57,188            -
                                                                 --------    --------     --------
        Recorded income tax expense                               131,724     341,991      256,463
     Income taxes applied against the debt component of AFUDC           -           -          696
                                                                 --------    --------     --------
        Total income taxes                                       $131,724    $341,991     $257,159
                                                                 ========    ========     ========


      Total income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences were:


                                                                 For the Years Ended December 31
                                                        1994                 1993                  1992
                                                             % of                  % of                  % of
                                                            Pretax                Pretax                Pretax
                                                 Amount     Income    Amount      Income     Amount     Income
                                                                      (Dollars in Thousands)
Computed at statutory rate                      $194,448     35.0    $332,555       35.0    $257,461     34.0
Increases (reductions) in tax resulting from:
 Amortization of excess deferred income taxes     (5,845)    (1.1)     (7,063)      (0.7)     (6,537)    (0.9)
 State income taxes net of federal income
   tax effect                                     13,766      2.5      30,160        3.2      26,057      3.5
 Amortization of investment tax credits          (27,337)    (4.9)    (25,911)      (2.7)    (26,885)    (3.6)
 Investment tax credit amortization -
   FERC Settlement                               (66,454)   (12.0)          -          -           -        -
 Depreciation                                      9,995      1.8       5,925        0.6       4,527      0.6
 SFAS 109 adjustment                                   -        -       9,547        1.0           -        -
 Other - net                                      13,151      2.4      (3,222)      (0.4)      1,840      0.3
                                                --------     ----    --------       ----    --------     ----

  Recorded income tax expense                    131,724     23.7     341,991       36.0     256,463     33.9
Income taxes applied against debt component
 of AFUDC                                              -        -           -          -         696      0.1
                                                --------     ----    --------       ----    --------     ----
 Total income taxes                             $131,724     23.7    $341,991       36.0    $257,159     34.0
                                                ========     ====    ========       ====    ========     ====


      Significant components of net deferred tax liabilities as of December 31, 1994 and 1993, were:


                                                    1994             1993
    Deferred tax liabilities:                             (In Thousands)
     Net regulatory assets                         $(1,645,119)   $(1,676,161)
     Plant-related basis differences                (3,092,889)    (2,945,933)
     Rate deferrals                                   (617,699)      (767,124)
     Other                                            (181,743)      (167,478)
                                                   -----------    -----------
      Total                                        $(5,537,450)   $(5,556,696)
                                                   ===========    ===========

    Deferred tax assets:
     Sale and leaseback                            $   247,842    $   241,391
     Accumulated deferred investment tax credit        227,473        330,852
     Alternative minimum tax credit                    137,387        138,063
     Removal cost                                       88,052         92,618
     Standard coal plant                                29,275         30,165
     NOL carryforwards                                 251,000        307,737
     Pension-related items                              30,040         24,879
     Unbilled revenues                                  25,328         23,587
     Provision for rate refunds                         37,838              -
     Investment tax credit carryforwards               190,987        314,862
     Other                                             316,777        149,568
                                                   -----------    -----------
      Total                                        $ 1,581,999    $ 1,653,722
                                                   ===========    ===========


      Net deferred tax liabilities                 $(3,955,451)   $(3,902,974)
                                                   ===========    ===========


      As of December 31, 1994, Entergy had federal net operating loss (NOL) carryforwards of $666.7 million and state NOL carryforwards of $498.2 million related to GSU operations. Investment tax credit (ITC) and other credit carryforwards, as of December 31, 1994, amounted to $282.6 million. The ITC carryforwards include the 35% reduction required by the Tax Reform Act of 1986 and may be applied against federal income tax liabilities and, if not utilized, will expire between 1995 and 2005. It is currently anticipated that approximately $64.4 million will expire unutilized. A valuation allowance has been provided for deferred tax assets relating to that amount. The alternative minimum tax (AMT) credit carryforwards as of December 31, 1994, were $137.4 million. This AMT credit can be carried forward indefinitely and will reduce the System's federal income tax liability in the future.

      In accordance with the System Energy FERC Settlement, the System wrote off $66.5 million of unamortized deferred investment tax credits in 1994.

      In 1993, the System adopted SFAS 109. SFAS 109 required that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 required that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. As a result of the adoption of SFAS 109, 1993 net income and earnings per share were decreased by $13.2 million and $0.08 per share, respectively, and assets and liabilities were increased by $822.7 million and $835.9 million, respectively. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations.

      In August 1994, Entergy received an Internal Revenue Service report covering the federal income tax audit of Entergy Corporation and subsidiaries for the years 1988 - 1990. The report asserts an $80 million tax deficiency for the 1990 consolidated federal income tax returns related primarily to the application of accelerated investment tax credits associated with Waterford 3 and Grand Gulf nuclear plants. Entergy believes there is no material tax deficiency and is vigorously contesting the proposed assessment.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

      The SEC has authorized AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy to effect short-term borrowings up to an aggregate of $664 million, which may be increased to as much as $1.216 billion (subject to individual authorizations for each company) after further SEC approval. These authorizations are effective through November 30, 1996. As of December 31, 1994, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy had total outstanding borrowings of $91.8 million (including $8 million under the Money Pool arrangement). Short-term borrowings by MP&L and NOPSI are also limited by the terms of their respective G&R Bond indentures to amounts not exceeding the greater of 10% of capitalization or 50% of Grand Gulf 1 rate deferrals available to support the issuance of G&R Bonds.

      As of December 31, 1994, GSU had unused lines of credit for short-term borrowings of $5 million from banks within its service territories. Entergy Services has bank lines of credit permitting it to borrow up to $70 million, of which $65 million in borrowings was outstanding as of December 31, 1994. Interest rates associated with AP&L, Entergy Services, GSU, LP&L, and MP&L's lines of credit generally are based on the prime rate, the EURO dollar rate, a certificate of deposit rate, the London interbank offered rate, or a bid rate. Commitment fees on these lines of credit are 0.125% of the amount of available credit. In addition, AP&L, GSU, LP&L, MP&L, NOPSI, System Energy, Entergy Operations, Entergy Services, and System Fuels can borrow from each other and from Entergy Corporation through the Money Pool, an intra-System borrowing arrangement designed to reduce the System's dependence on external short-term borrowings.

     Entergy Corporation has requested, but not yet received, SEC approval for a $300 million three-year bank line of credit. System Fuels has financing agreements with banks permitting it to borrow up to $65 million, of which $23 million in borrowings was outstanding as of December 31, 1994. Borrowings under System Fuels' financing agreements are restricted as to use, and are secured by fuel inventories and certain accounts receivable from the sales of these inventories.


NOTE 5.   PREFERRED, PREFERENCE, AND COMMON STOCK

      The number of shares and dollar value of the System operating companies' preferred and preference stock were:


                                   As of December 31,
                                        Shares                                    Call Price Per
                                     Authorized and               Total            Share as of
                                      Outstanding              Dollar Value        December 31,
                                   1994         1993        1994        1993           1994
                                                         (Dollars in Thousands)
Preference Stock
 Cumulative, without par value
  7% Series (1)(2)               6,000,000   6,000,000    $150,000    $150,000            -
                                 =========   =========    ========    ========

Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.16% - 5.56% Series          1,201,715   1,201,715    $120,172    $120,172    $102.50 to $108.00
   6.08% - 8.56% Series          2,262,829   2,262,829     226,283     226,283    $101.80 to $103.78
   9.16% - 11.48% Series           425,000     425,000      42,500      42,500    $104.06 to $104.64
  Cumulative, $25 par value
   8.00% - 9.68% Series          3,880,000   3,880,000      97,000      97,000          $26.56
  Cumulative, $0.01 par value
   $2.40 Series (1)(2)           2,000,000   2,000,000      50,000      50,000            -
   $1.96 Series (1)(2)             600,000     600,000      15,000      15,000            -
                                ----------  ----------    --------    --------
     Total without sinking fund 10,369,544  10,369,544    $550,955    $550,955
                                ==========  ==========    ========    ========

 With sinking fund:
  Cumulative, $100 par value
   7.00% - 9.76% Series          1,935,372   2,126,539    $193,537    $212,654    $100.00 to $106.75
   12.00% - 15.44% Series           72,195     117,195       7,219      11,720    $106.00 to $107.72
  Adjustable, 7.10% - 7.15%
   as of December 31, 1993         519,000     553,500      51,900      55,350    $100.00 to $103.00
  Cumulative, $25 par value
   9.92% - 12.64% Series         1,691,666   2,311,666      42,290      57,791     $25.67 to $27.37
   13.28% Series                   200,000     461,537       5,000      11,538          $28.22
                                ----------  ----------    --------    --------
 Total with sinking fund         4,418,233   5,570,437    $299,946    $349,053
                                ==========  ==========    ========    ========

(1) The total dollar value represents the involuntary liquidation value of $25 per share.
(2)   These series are not redeemable as of December 31, 1994.

      The fair value of the System operating companies' preferred and preference stock with sinking fund was estimated to be approximately $437.4 million and $526.2 million as of December 31, 1994 and 1993, respectively. The fair values were determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     Changes in the preferred stock of AP&L, GSU, LP&L, MP&L, and NOPSI with and without sinking fund during the last three years were (excluding GSU in 1992):

                                              Number of Shares
                                        1994       1993         1992
    Preferred Stock Issuances:
     $100 par value                        -           -       700,000
     $25 par value                         -           -     1,480,000
     $0.01 par value                       -           -       600,000
    Preferred Stock Retirements:
     $100 par value                 (270,667)   (265,000)     (589,940)
     $25 par value                  (881,537) (1,180,000)   (1,895,160)

      Cash sinking fund requirements for the next five years for preferred stock outstanding as of December 31, 1994, are (in millions): 1995 - $38.8, 1996 - $23.3, 1997 - $22.6, 1998 - $15.3, and 1999 - $64.8.

      On December 31, 1993, Entergy Corporation issued 56,695,724 shares of common stock in connection with the Merger. In addition, Entergy Corporation redeemed 174,552,011 shares of $5 par value common stock and reissued 174,552,011 shares of $0.01 par value common stock resulting in an increase in paid-in capital of $871 million.

      Entergy Corporation has a program to repurchase shares of its outstanding common stock. The timing and amount of such repurchases depend upon market conditions and authorization from the Board of Directors of Entergy Corporation (Board). Under this program, Entergy Corporation repurchased and retired (returned to authorized but unissued status) 1,230,000 shares at a cost of $30.7 million in 1994, and 3,671,900 shares at a cost of $161.6 million in 1992. No shares were repurchased under the program in 1993. In addition, 2,805,000 shares, 627,000 shares, and 1,943 shares of treasury stock were purchased for cash during 1994, 1993, and 1992, respectively, at a cost of $88.8 million, $20.6 million, and $0.1 million, respectively. A portion of the treasury shares purchased in 1993 were subsequently reissued and in connection with the Merger on December 31, 1993, all of the existing balance of 579,274 shares of treasury shares was canceled. On December 9, 1994, the Board approved the repurchase of common shares for an aggregate consideration of not in excess of $300 million during the period through January 1996.

        Entergy Corporation has SEC authorization to acquire up to 3,000,000 shares of its common stock to be held as treasury shares and to be reissued to meet the requirements of the Stock Plan for Outside Directors (Directors' Plan), the Equity Ownership Plan of Entergy Corporation and Subsidiaries (Equity Plan), and certain other stock benefit plans. The Directors' Plan awards nonemployee directors a portion of their compensation in the form of a fixed number of shares of Entergy Corporation common stock. Shares awarded under the Directors' Plan were 18,757, 12,550 and 14,904 during 1994, 1993, and 1992, respectively.
The  Equity Plan grants stock options, restricted shares, and equity  awards  to key employees of the System companies. The costs of awards are charged to income over the period of the grant or restricted period, as appropriate. Amounts charged to compensation expense in 1994 were immaterial. Stock options, which comprise 50% of the shares targeted for distribution under the Equity Plan, are granted at exercise prices not less than market value on the date of grant. The options are generally exercisable no less than six months nor more than 10 years after the date of grant.

     Nonstatutory stock options transactions are summarized as follows:

                                                 Option         Number
                                                  Price       of Options

     Options granted during 1992                  29.625        50,000
     Options exercised during 1992                29.625        (5,000)
     Options granted during 1993:                 34.75         70,000
                                                  39.75*         6,107
     Options exercised during 1993:               29.625       (13,198)
                                                  34.75         (5,000)
     Options granted during 1994                  37.00         67,500
     Options exercised during 1994                    -              -
                                                               -------
     Options remaining as of December 31, 1994                 170,409
                                                               =======


*    Options are not currently exercisable at December 31, 1994.

      Entergy Corporation received SEC authorization in 1994 to issue new shares for the Employee Stock Investment Plan (ESIP) or to acquire, through March 31, 1997, up to 2,000,000 shares of its common stock to be held as treasury shares and reissued to meet the requirements of the ESIP. Under the ESIP, employees may be granted the opportunity to purchase, (for up to 10% of their regular annual salary, (but not more than $25,000)), common stock at 85% of the market value on the first or last business day of the plan year, whichever is lower. The 1994 plan year runs from April 1, 1994, to March 31, 1995.


NOTE 6.   LONG -TERM DEBT

       The   long-term  debt  of  Entergy  Corporation's  subsidiaries   as   of
December 31, 1994 and 1993, was:


    Maturities       Interest Rates
  From     To       From       To                           1994           1993
                                                               (In Thousands)
 First Mortgage Bonds
  1995    1999      4-5/8%   14%                         $1,290,210    $1,354,810
  2000    2004      6%       11%                          1,282,320     1,143,520
  2005    2009      6.65%    10%                            335,000       635,000
  2015    2019      9-5/8%   11-3/8%                         90,319        90,319
  2020    2024      7%       10-3/8%                      1,083,818     1,083,818

 G&R Bonds
  1995    1999      5.95%    14.95%*                        221,200       284,200
  2000    2023      6-5/8%   8.65%                          375,000       350,000

 Governmental Obligations **
  1992    2008      6.125%   10%                            142,622       139,009
  2009    2023      5.95%    12.5%                        1,499,768     1,481,678

 Debentures - Due 1998, 9.72%                               200,000       200,000
 Long-Term DOE Obligation (Note 8)                          105,163       101,029
 Waterford 3 Lease Obligation, 8.76% (Note 9)               353,600       353,600
 Grand Gulf Lease Obligation, 7.02% (Note 9)                500,000       500,000
 Other Long-Term Debt                                         6,879         6,879
 Unamortized Premium and Discount - Net                     (43,341)      (45,890)
                                                         ----------    ----------
   Total Long-Term Debt                                   7,442,558     7,677,972
   Less Amount Due Within One Year                          349,085       322,010
                                                         ----------    ----------
   Long-Term Debt Excluding Amount Due Within One Year   $7,093,473    $7,355,962
                                                         ==========    ==========


* $20 million of the 14.95% Series G&R Bonds and $9.2 million of the 13.9% Series G&R Bonds were due 2/1/95. All other series are at interest rates within the range of 5.95% - 11.2%.
** Consists of pollution control bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

      The fair value of Entergy Corporation's long-term debt, excluding lease obligations and long-term DOE obligations, as of December 31, 1994 and 1993, was estimated to be $6.293 billion and $7.207 billion, respectively. The fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

      For the years 1995, 1996, 1997, 1998, and 1999, Entergy Corporation's subsidiaries have long-term debt maturities (excluding lease obligations) and cash sinking fund requirements aggregating (in millions) $349.1, $558.0, $361.3, $314.9, and $172.4, respectively. In addition, other sinking fund requirements will be satisfied by cash or by certification of property additions at the rate of 167% of such requirements. The amounts associated with this provision total approximately $20.9 million for each of the years 1995 through 1999.


NOTE 7.   DIVIDEND RESTRICTIONS

      Various agreements relating to the long-term debt and preferred stock of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common stock. In addition to these restrictions, the Holding Company Act prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy Corporation. As of December 31, 1994, Entergy Corporation's subsidiaries had restricted common equity of approximately $4.495 billion, including $497 million of restricted retained earnings, which were unavailable for distribution to Entergy Corporation. In February 1995, Entergy Corporation received common stock dividend payments from its subsidiaries totaling $96.8 million.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

Cajun - River Bend

      GSU has significant business relationships with Cajun, including co-ownership of River Bend and Big Cajun 2, Unit 3. GSU and Cajun own 70% and 30% undivided interests in River Bend, respectively, and 42% and 58% undivided interests in Big Cajun 2, Unit 3, respectively.

      In June 1989, Cajun filed a civil action against GSU in the United States District Court for the Middle District of Louisiana (District Court). Cajun's complaint seeks to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement) relating to River Bend. Cajun alleges fraud and error by GSU, breach of its fiduciary duties owed to Cajun, and/or GSU's repudiation, renunciation, abandonment, or dissolution of its core obligations under the Operating Agreement, as well as the lack or failure of cause and/or consideration for Cajun's performance under the Operating Agreement. The suit also seeks to recover Cajun's alleged $1.6 billion investment in the unit as damages, plus attorneys' fees, interest, and costs. Two member cooperatives of Cajun have brought an independent action to declare the Operating Agreement void, based upon failure to get prior LPSC approval alleged to be necessary. GSU believes the suits are without merit and is contesting them vigorously.

      A trial without jury on the portion of the suit by Cajun to rescind the Operating Agreement which began in April 1994 has been completed, and an order from the District Court is pending. No assurance can be given as to the outcome of this litigation. If GSU were ultimately unsuccessful in this litigation and were required to make substantial payments, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the United States Bankruptcy Code. If GSU prevails in this litigation, there can be no assurance that the Bankruptcy Court will allow funding of all required costs of Cajun's ownership in River Bend.

      Since 1992 Cajun has not paid its full share of operating and maintenance expenses and other costs for repairs and improvements to River Bend. In addition, certain costs and expenses paid by Cajun were paid under protest. These actions were taken by Cajun based on its contention, which GSU disagrees, that River Bend's operating and maintenance expenses were excessive.

      In a letter dated October 21, 1994, and at a subsequent meeting, Cajun representatives advised Entergy Corporation and GSU that, on October 25, 1994, Cajun would exhaust its 1994 budget for operating and maintenance expenses for River Bend, and did not make any further payments to GSU in 1994 for River Bend operating, maintenance, or capital costs. Cajun also advised that the RUS (which provided funding to Cajun for its investment in River Bend) would not permit Cajun to budget funds in 1995 to pay its share of operating and maintenance expenses or capital costs for River Bend. However, Cajun stated that it would continue to fund its share of the nuclear decommissioning trust payments for River Bend, as well as insurance and safety-related expenses. The unpaid portion of Cajun's River Bend operating, maintenance, and capital costs for 1994 (which has been fully reserved) was approximately $22.4 million. Cajun's total share of River Bend annual operating (including nuclear fuel) and maintenance expenses and capital costs was approximately $76.1 million in 1994.

      In view of Cajun's stated expectation that it will fund only a limited portion of its share of River Bend related operating, maintenance, and capital costs, GSU notified Cajun that it would (i) credit GSU's share of expenses for Big Cajun 2, Unit 3 against amounts due from Cajun to GSU and (ii) seek to market Cajun's share of the power from River Bend and apply the proceeds to the amounts due from Cajun to GSU. On November 2, 1994, Cajun discontinued GSU's entitlement of energy from Big Cajun 2, Unit 3. In response, on November 3, 1994, GSU filed pleadings in District Court seeking an order requiring Cajun to provide GSU with the energy from Big Cajun 2, Unit 3 to which GSU is entitled, and holding that GSU is entitled to credit amounts due from GSU to Cajun for Big Cajun 2, Unit 3 against amounts due from Cajun to GSU with respect to River Bend. On December 19, 1994, the District Court issued an injunction prohibiting Cajun from denying its share of energy from Big Cajun 2, Unit 3 and stipulating that GSU must make payments for its portion of expenses for Big Cajun 2, Unit 3 to the registry of the District Court.

      On December 14, 1994, the LPSC ordered Cajun to decrease the rates charged to its member distribution cooperatives by approximately $30 million per year. The rate decrease is associated with the LPSC's prior finding of imprudence in Cajun's participation in River Bend.

      On December 21, 1994, Cajun filed a petition in the United States Bankruptcy Court for the Middle District of Louisiana seeking bankruptcy relief under Chapter 11 of the United States Bankruptcy Code. Cajun's bankruptcy could have a material adverse effect on GSU, including the possibility of an NRC action with respect to the operation of River Bend. However, GSU is taking appropriate steps to protect its interests and its claims against Cajun arising from the co-ownership in River Bend and Big Cajun 2, Unit 3. On December 31, 1994, the District Court issued an order lifting an automatic stay as to certain proceedings, with the result that the preliminary injunction granted by the Court on December 19, 1994, remains in effect. Cajun filed a Notice of Appeal on January 18, 1995, to the United States Court of Appeals for the Fifth Circuit seeking a reversal of the District Court's grant of the preliminary injunction. No hearing date has been set on Cajun's appeal.

     In the bankruptcy proceedings, Cajun filed on January 10, 1995, a motion to reject the River Bend Operating Agreement as a burdensome executory contract. GSU responded on January 10, 1995, with a memorandum opposing Cajun's motion filed with the District Court. This memorandum argues that the motion should be denied because (1) the Operating Agreement is not an executory contract that can be rejected under the United States Bankruptcy Code, but an agreement establishing property rights and obligations; (2) Cajun legally cannot have its payment obligations under the Operating Agreement suspended while retaining the benefits from co-ownership in River Bend, as the benefits and obligations are indivisible; (3) Cajun cannot seek to dispose of its property interest in River Bend or reject the Operating Agreement with respect thereto without disposing of all of its property interests and rejecting all of the arrangements under the River Bend package of agreements consisting of the Operating Agreement, Big Cajun 2, Unit 3 facility, certain transmission lines and the buy-back agreement pursuant to when GSU paid Cajun approximately $600 million for River Bend capacity and energy during the early years of operation of River Bend; and (4) a legal determination of Cajun's obligations and interests in River Bend should only be made as part of a plan of reorganization in bankruptcy and such determination should be subject to regulatory approvals by certain agencies with jurisdiction over Cajun, including the NRC. If the court were to grant Cajun's motion to reject the Operating Agreement, Cajun would be relieved of its financial obligations under the contract, while GSU would likely have a substantial damage claim arising from any such rejection. Although GSU believes that Cajun's motion to reject the Operating Agreement is non-meritorious, it is not possible to predict the outcome or ultimate impact of these proceedings.

      During the period in which Cajun is not paying its share of River Bend costs, GSU intends to fund all costs necessary for the safe, continuing operation of the unit. The responsibilities of Entergy Operations as the licensed operator of River Bend, for safely operating and maintaining the unit are not affected by Cajun's actions.

      The total resulting from Cajun's failure to fund repair projects, Cajun's funding limitation on refueling outages, and the weekly funding limitation by Cajun was $55.6 million as of December 31, 1994, compared with $33.3 million as of December 31, 1993. These amounts are reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect the ultimate collectibility of the amounts owed to GSU, including any amounts that may be awarded in litigation.

      In September 1994, in connection with Entergy Corporation's analysis of certain preacquisition contingencies, Entergy Corporation increased its acquisition adjustment and GSU recorded a loss provision associated with the River Bend litigation between GSU and Cajun and certain underpayments by Cajun of River Bend costs, in accordance with SFAS 5, "Accounting for Contingencies." See Note 12 for additional information on provisions for preacquisition contingencies recorded during 1994.

Cajun - Transmission Service

      GSU and Cajun are parties to FERC proceedings relating to transmission service charge disputes. In April 1992, FERC issued a final order. In May 1992, GSU and Cajun filed motions for rehearings which are pending at FERC. In June 1992, GSU filed a petition for review in the United States Court of Appeals regarding certain of the issues decided by FERC. In August 1993, the United States Court of Appeals rendered an opinion reversing the FERC order regarding the portion of such disputes relating to the calculations of certain credits and equalization charges under GSU's service schedules with Cajun. The opinion remanded the issues to FERC for further proceedings consistent with its opinion. In December 1994, FERC held a hearing to address the issues remanded by the Court of Appeals. In February 1995, FERC clarified its order, eliminating an issue that GSU believes the Court of Appeals directed FERC to reconsider.

      GSU interprets the 1992 FERC order and the United States Court of Appeals' decision to mean that Cajun would owe GSU approximately $93.3 million as of December 31, 1994. However, FERC's February 1995, order indicates that FERC believes an issue, estimated by GSU to constitute approximately $26.2 million of this amount, may not be pursued by GSU in the remand proceedings. GSU further estimates that if it prevails in its May 1992 motion for rehearing, Cajun would owe GSU approximately $129.6 million as of December 31, 1994. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if FERC does not implement the court's remand as GSU contends is required, GSU estimates it would owe Cajun approximately $85.6 million as of December 31, 1994. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. GSU and Cajun further agreed that their positions at FERC would remain unaffected by the $7.3 million payment. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has booked underpaid transmission charges, including interest, in the amount of $160.2 million as of December 31, 1994. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits.

Capital Requirements and Financing

      Construction expenditures (excluding nuclear fuel) for the years 1995, 1996, and 1997 are estimated to total $568 million, $568 million, and $565 million, respectively. The System will also require $1.4 billion during the period 1995-1997 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. The System plans to meet the above requirements primarily with internally generated funds and cash on hand, supplemented by the issuance of debt and preferred stock. Certain System companies may also continue with the acquisition or refinancing of all or a portion of certain outstanding series of preferred stock and long-term debt.

Capital Funds and Availability Agreements

      Entergy Corporation has agreed to supply to System Energy sufficient capital to (1) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), and (2) permit the continuation of commercial operation of Grand Gulf 1 and to pay in full all indebtedness for borrowed money of System Energy when due under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions to enable System Energy to make payments on such debt when due.

      System Energy has entered into various agreements with AP&L, LP&L, MP&L, and NOPSI, whereby AP&L, LP&L, MP&L, and NOPSI are obligated to purchase their respective entitlements of capacity and energy from System Energy's 90% ownership and leasehold interest in Grand Gulf 1, and to make payments that, together with other available funds, are adequate to cover System Energy's operating expenses. System Energy would have to secure funds from other sources, including Entergy Corporation's obligations under the Capital Funds Agreement, to cover any shortfalls from payments received from AP&L, LP&L, MP&L, and NOPSI under these agreements.

Long-Term Contracts

      The System has several long-term contracts to purchase natural gas and low-sulfur coal for use at its generating units. LP&L has a long-term agreement through the year 2031 to purchase energy generated by a hydroelectric facility. If the maximum percentage (94%) of the energy is made available to LP&L, current production projections would require estimated payments of approximately $47 million per year through 1996, $54 million in 1997, and a total of $3.5 billion for the years 1998 through 2031. LP&L recovers the cost of purchased energy through its fuel adjustment clause.

      In 1988, GSU entered into a joint venture with a primary term of 20 years with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (Industrial Participants) whereby GSU's Nelson Units 1 and 2 were sold to a partnership (NISCO) consisting of the Industrial Participants and GSU. The Industrial Participants are supplying the fuel for the units, while GSU operates the units at the discretion of the Industrial Participants and purchases the electricity produced by the units. GSU is continuing to sell electricity to the Industrial Participants. For the years ended December 31, 1994, 1993, and 1992, the purchases of electricity from the joint venture totaled $58.3 million, $62.6 million, and $37.8 million, respectively.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $8.92 billion as of December 31, 1994. The System has protection for this liability through a combination of private insurance (currently $200 million each) and an industry assessment program. Under the assessment program, the maximum amount the System would be required to pay for each nuclear incident would be $79.3 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. As a co-licensee of Grand Gulf 1 with System Energy, South Mississippi Electric Power Association (SMEPA) would share 10% of this obligation. With respect to River Bend, any assessments pertaining to this program are allocated in accordance with the respective ownership interests of GSU and Cajun. The System has five licensed reactors. In addition, the System participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. The program provides for a maximum assessment of approximately $16 million for the System's five nuclear units in the event losses exceed accumulated reserve funds.

     AP&L, GSU, LP&L, and System Energy are also members of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1994, AP&L, GSU, LP&L, and System Energy each were insured against such losses up to $2.75 billion, with $250 million of this amount designated to cover any shortfall in the NRC required decommissioning trust funding. In addition, AP&L, GSU, LP&L, MP&L, and NOPSI are members of an insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, these System companies could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1994, the maximum amounts of such possible assessments were: AP&L - $37.2 million; GSU - $22.6 million; LP&L - $34.7 million; MP&L - $0.9 million; NOPSI - $0.5 million; and System Energy - $29.7 million. Under its agreement with System Energy, SMEPA would share in System Energy's obligation. Cajun shares approximately $4.4 million of GSU's obligation.

      The amount of property insurance presently carried by the System exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured, would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs

      AP&L, GSU, LP&L, and System Energy provide for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected System companies entered into contracts with the Department of Energy (DOE), whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. AP&L, the only System company that generated electricity with nuclear fuel prior to that date, elected to pay the one-time fee, plus accrued interest, no earlier than 1998, and has recorded a liability as of December 31, 1994, of approximately $105 million. The fees payable to the DOE may be adjusted in the future to assure full recovery. The System considers all costs incurred or to be incurred, except accrued interest, for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense, and provisions to recover such costs have been or will be made in applications to regulatory authorities.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. In a statement released February 17, 1993, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository for which it has not yet arranged. Currently the DOE projects it will begin to accept spent fuel no earlier than 2010. In the meantime, all System companies are responsible for spent fuel storage. Current on-site spent fuel storage capacity at River Bend, Waterford 3, and Grand Gulf 1 is estimated to be sufficient until 2003, 2000, and 2004, respectively. Thereafter, the affected companies will provide additional storage. Current on-site spent fuel storage capacity at ANO is estimated to be sufficient until mid-1995, at which time an ANO storage facility using dry casks will begin operation. This facility is estimated to provide sufficient storage until 2000, with the capability of being expanded further as required. The initial cost of providing the additional on-site spent fuel storage capability required at ANO, River Bend, Waterford 3, and Grand Gulf 1 is expected to be approximately $5 million to $10 million per unit. In addition, approximately $3 million to $5 million per unit will be required every two to three years subsequent to 1995 for ANO and every four to five years subsequent to 2003, 2000, and 2004 for River Bend, Waterford 3, and Grand Gulf 1, respectively, until the DOE's repository begins accepting such units' spent fuel.

      Entergy Operations and System Fuels joined in lawsuits against the DOE, seeking clarification of the DOE's responsibility to receive spent nuclear fuel beginning in 1998. The original suits, filed June 20, 1994, asked for a ruling stating that the Nuclear Waste Policy Act require the DOE to begin taking title to the spent fuel and to start removing it from nuclear power plants in 1998, a mandate for the DOE's nuclear waste management program to begin accepting fuel in 1998 and court monitoring of the program, and the potential for escrow of payments to a nuclear waste fund instead of directly to the DOE.

      Decommissioning costs for ANO, River Bend (excluding Cajun's 30% share), Waterford 3, and Grand Gulf 1 (excluding Southern Mississippi Electric Power
Association's 10% share) were estimated to be approximately $806.3 million (based on a 1994 interim update to the 1992 cost study), $267.8 million (based on a 1991 cost study reflecting 1990 dollars), $320.1 million (based on a 1994 updated study in 1993 dollars), and $365.9 million (based on a 1994 cost study using 1993 dollars), respectively. AP&L is authorized to recover through rates amounts that, when added to estimated investment income, should be sufficient to meet the above estimated decommissioning costs for ANO. GSU is currently recovering in rates decommissioning costs based on the 1985 original cost study of $141 million. GSU filed a 1991 study with the PUCT requesting a rate adjustment for decommissioning expense. As discussed in Note 2, on March 20, 1995, the PUCT ruled in the current rate case. The PUCT order included recovery of River Bend decommissioning costs totaling $204.9 million. GSU plans to include the 1991 study in its next LPSC rate review scheduled for mid-1995. LP&L currently is recovering in rates decommissioning costs based on a 1988 study update reflecting a cost of $203 million. LP&L filed with the LPSC a request for a rate adjustment for decommissioning expense based on a 1994 cost study update and the matter is under review. System Energy is currently recovering in rates amounts sufficient to fund $198 million (in 1989 dollars) of its decommissioning costs. A filing with FERC to request the updated decommissioning costs in rates is under consideration by System Energy. AP&L, GSU, LP&L, and System Energy regularly review and update estimated decommissioning costs, and applications will be made to the appropriate regulatory authorities to reflect in rates any future change in projected decommissioning costs. The amounts recovered in rates are deposited in external trust funds and reported at market value. The accumulated decommissioning liability has been recorded in accumulated depreciation for AP&L, GSU, and LP&L, and in other deferred credits for System Energy, in the amounts of $137.4 million, $22.2 million, $28.2 million, and $31.9 million, respectively, as of December 31, 1994. Decommissioning expense amounting to $25.1 million was recorded in 1994. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. Management believes that actual decommissioning costs are likely to be higher than the amounts presented above.

      The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB is currently reviewing the accounting for decommissioning. If current electric utility industry accounting practices for such decommissioning are changed, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

      The EPAct has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments will be used to set up a fund into which contributions from utilities and the federal government will be placed. AP&L's, GSU's, LP&L's, and System Energy's annual assessments, which will be adjusted annually for inflation, are approximately $3.4 million, $0.9 million, $1.3 million, and $1.4 million (in 1995 dollars), respectively, for approximately 15 years. FERC requires that utilities treat these assessments as costs of fuel as they are amortized. The cumulative liability of $75.9 million as of December 31, 1994, is recorded in other current liabilities and other noncurrent liabilities and is offset in the consolidated financial statements by a regulatory asset.

ANO Matters

      ANO 2 experienced a forced outage for repair of certain steam generator tubes in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages in September 1992, May 1993, April 1994, and January 1995. AP&L's budgeted maintenance expenditures were adequate to cover the cost of such repairs. ANO 2's output has been reduced 15 megawatts or 1.6% due to secondary side fouling, tube plugging, and reduction of primary temperature. Entergy Operations continues to take steps at ANO 2 to reduce the number and severity of future tube cracks. In addition, Entergy Operations continues to meet with the NRC to discuss such steps and results of inspections of the steam generator tubes, as well as the timing of future inspections. Additional inspections are planned for the normal refueling outage scheduled for October 1995.

Sales/Use Tax Issues

      In September 1994, the Louisiana Supreme Court (Court) issued an opinion (in a case in which none of the System companies was a party) holding, in part, that the Louisiana state legislature's suspension of state sales and use tax exemptions also had the effect of suspending exemptions from local sales and use taxes. On January 27, 1995 the Court, after rehearing, reversed its opinion. Because of the Court's most recent ruling, sales of electricity and gas, fuels and other items used by GSU, LP&L, and NOPSI to generate electricity in Louisiana, as well as other items exempt from sales and use taxes, continue to be exempt from local sales and use taxes, even though the state exemptions for sales and use tax have been suspended.


NOTE 9.   LEASES

General

      As of December 31, 1994, the System had capital leases and noncancelable operating leases (excluding nuclear fuel leases and the sale and leaseback transactions discussed below) with minimum lease payments as follows:

                                                    Capital     Operating
     Year                                            Leases       Leases
                                                        (In Thousands)

     1995                                           $ 33,008     $65,429
     1996                                             29,054      57,133
     1997                                             24,653      48,861
     1998                                             24,634      47,446
     1999                                             24,610      43,128
     Years thereafter                                136,294     246,303
                                                   ---------    --------
     Minimum lease payments                          272,253    $508,300
                                                                ========
     Less: Amount representing interest              103,596
                                                    --------
     Present value of net minimum lease payments    $168,657
                                                    ========

      Rental expense for capital and operating leases (excluding nuclear fuel leases and the sale and leaseback transactions) amounted to approximately $64.8 million, $62.7 million, and $75.5 million in 1994, 1993, and 1992, respectively.

Nuclear Fuel Leases

      AP&L, GSU, LP&L, and System Energy have arrangements to lease nuclear fuel in an aggregate amount up to $430 million as of December 31, 1994. The lessors finance their acquisitions of nuclear fuel through credit agreements and the issuance of notes. If a lessor cannot arrange financing upon maturity of its borrowings, the lessee must purchase nuclear fuel in an amount sufficient to enable the lessor to retire such borrowings.

      Lease payments are based on nuclear fuel use. Nuclear fuel lease expense for AP&L, GSU, LP&L, and System Energy of $163.4 million (including interest of $27.3 million) was charged to operations in 1994. Excluding GSU, nuclear fuel expense of $145.8 million and $158.4 million (including interest of $20.5 million and $25.6 million) was charged to operations in 1993 and 1992, respectively.

Sale and Leaseback Transactions

      In 1988 and 1989, System Energy and LP&L, respectively, sold and leased back portions of their ownership interests in Grand Gulf 1 and Waterford 3, for 26 1/2-year and 28-year lease terms, respectively. Both companies have options to terminate the leases, to repurchase the sold interests, or to renew the leases at the end of their terms.

      Under System Energy's sale and leaseback arrangements, letters of credit are required to be maintained to secure certain amounts payable, for the benefit of equity investors, by System Energy under the leases. The letters of credit currently maintained are effective until January 1997. It is expected that the letters of credit will either be renewed, extended, or replaced prior to expiration. On January 18, 1994, System Energy refinanced the debt portion of the sale and leaseback arrangements. The new secured lease obligation bonds of $356 million, 7.43% series due 2011, and $79 million, 8.2% series due 2014, will be indirectly secured by liens on, and a security interest in, certain ownership interests and the respective leases relating to Grand Gulf 1.

      LP&L did not exercise its option to repurchase the undivided interests in Waterford 3 on the fifth anniversary (September 1994) of the closing date of the sale and leaseback transactions. As a result, LP&L was required to provide collateral to the Owner Participants for the equity portion of certain amounts payable by LP&L under the lease. Such collateral was in the form of a new series of non-interest bearing first mortgage bonds in the aggregate principal amount of $208.2 million issued by LP&L in September 1994 under its first mortgage bond indenture.

      As of December 31, 1994, System Energy and LP&L had future minimum lease payments (reflecting implicit rates of 7.02% after the above refinancing and 8.76%, respectively) as follows:

                                     System
                                     Energy        LP&L
                                       (In Thousands)

     1995                           $   42,464   $ 32,569
     1996                               42,753     35,165
     1997                               42,753     39,805
     1998                               42,753     41,447
     1999                               42,753     50,530
     Years thereafter                  802,820    676,214
                                    ----------   --------
     Total                          $1,016,296   $875,730
                                    ==========   ========


NOTE 10.  POSTRETIREMENT BENEFITS

Pension Plans

      The System companies have various postretirement benefit plans covering substantially all of their employees. The pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

      Total 1994, 1993, and 1992 pension cost of Entergy Corporation and its subsidiaries (excluding GSU for 1993 and 1992), including amounts capitalized, included the following components:


                                                      For the Years Ended December 31,
                                                         1994       1993       1992
                                                               (In Thousands)
  Service cost - benefits earned during the period     $35,712     $21,760    $18,784
  Interest cost on projected benefit obligation         77,943      53,371     50,225
  Actual return on plan assets                          10,381     (81,708)   (43,772)
  Net amortization and deferral                        (96,893)     27,261     (8,243)
  Other                                                 17,963           -          -
                                                       -------     -------    -------
  Net pension cost                                     $45,106     $20,684    $16,994
                                                       =======     =======    =======

      The funded status of Entergy's various pension plans as of December 31, 1994 and 1993 was:


                                                                            1994         1993
                                                                             (In Thousands)
     Actuarial present value of accumulated pension plan obligation:
      Vested                                                             $  851,194   $  851,726
      Nonvested                                                               6,479       17,867
                                                                         ----------   ----------
     Accumulated benefit obligation                                      $  857,673   $  869,593
                                                                         ==========   ==========

     Plan assets at fair value                                           $1,014,430   $1,059,715
     Projected benefit obligation                                           999,153    1,064,364
                                                                         ----------   ----------
     Plan assets in excess of (less than) projected benefit obligation       15,277       (4,649)
     Unrecognized prior service cost                                         25,501       20,288
     Unrecognized transition asset                                          (54,209)     (61,561)
     Unrecognized net loss (gain)                                            (9,332)      32,634
                                                                         ----------   ----------
     Accrued pension liability                                           $  (22,763)  $  (13,288)
                                                                         ==========   ==========



      The pension liability for 1993 has been restated in order to make GSU's presentation of certain Early Retirement Plan liabilities consistent with the other System companies. The significant actuarial assumptions used in computing the information above for 1994, 1993, and 1992 (only 1994 and 1993 with respect to GSU's plan), were as follows: weighted average discount rate, 8.5% for 1994, 7.5% for 1993, and 8.25% for 1992; weighted average rate of increase in future compensation levels, 5.1% for 1994 and 5.6% (5% for GSU) for 1993 and 1992; and expected long-term rate of return on plan assets, 8.5% . Transition assets of the System are being amortized over the greater of the remaining service period of active participants or 15 years.

Other Postretirement Benefits

      The System companies also provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for the System companies. The cost of providing these benefits, recorded on a cash basis, to retirees in 1992 (excluding GSU) was approximately $13 million.

      Effective January 1, 1993, Entergy adopted SFAS 106. The new standard requires a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. The System operating companies, other than MP&L and NOPSI, continue to fund these benefits on a pay-as-you-go basis. During 1994, pursuant to regulatory directives, MP&L and NOSPI began to fund their postretirement benefit obligation. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately
$241.4 million and $128 million for Entergy (other than GSU) and for GSU, respectively. Such obligations are being amortized over a 20-year period beginning in 1993.

      The System operating companies have sought approval, in their respective regulatory jurisdictions, to implement the appropriate accounting requirements related to SFAS 106 for ratemaking purposes. AP&L has received an order permitting deferral, as a regulatory asset, of these costs. MP&L is expensing its SFAS 106 costs, which are reflected in rates pursuant to an order from the MPSC in connection with MP&L's formulary incentive rate plan (see Note 2). The LPSC ordered GSU and LP&L to use the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions, but the LPSC retains the flexibility to examine individual companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted. NOPSI is expensing its SFAS 106 costs. Pursuant to resolutions adopted in November 1993 by the Council related to the Merger, NOPSI's SFAS 106 expenses through October 31, 1996, will be allowed by the Council for purposes of evaluating the appropriateness of NOPSI's rates. Pursuant to a ruling by the PUCT applicable to all Texas utilities, including GSU, amounts recorded in compliance with SFAS 106 and included in a rate filing test period, will be recoverable in rates (at the time of the next general rate case), and postretirement benefits amounts allowed in rates must then be funded by the utility.

      Total 1994 and 1993 postretirement benefit cost of Entergy Corporation and its subsidiaries (excluding GSU for 1993), including amounts capitalized and deferred, included the following components:

                                                        1994        1993
                                                         (In Thousands)

     Service cost - benefits earned during the period   $11,863    $7,751
     Interest cost on APBO                               23,312    19,394
     Return on plan assets                                    -       (71)
     Net amortization and deferral                        9,891    12,071
                                                        -------   -------
     Net periodic postretirement benefit cost           $45,066   $39,145
                                                        =======   =======

     The funded status of Entergy's postretirement plans as of December 31, 1994 and 1993, was:

                                                        1994          1993
                                                           (In Thousands)
     Accumulated postretirement benefit obligation:
       Retirees                                        $ 186,570     $ 221,562
       Other fully eligible participants                  58,330        68,283
       Other active participants                          52,324        95,854
                                                       ---------     ---------
                                                         297,224       385,699
     Plan assets at fair value                             9,733           354
                                                       ---------     ---------
     Plan assets less than APBO                         (287,491)     (385,345)
     Unrecognized transition obligation                  217,275       229,346
     Unrecognized net loss (gain)                        (58,178)       28,529
                                                       ---------     ---------
     Accrued postretirement benefit liability          $(128,394)    $(127,470)
                                                       =========     =========

      The assumed health care cost trend rate used in measuring the APBO of the System companies was 9.4% for 1995, gradually decreasing each successive year until it reaches 5.0% in 2011. A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO of the System companies, as of December 31, 1994, by 8.9%, and the sum of the service cost and interest cost by approximately 11.3% . The assumed discount rate and rate of increase in future compensation used in determining the APBO were 8.5% for 1994 and 7.5% for 1993 and 5.1% for 1994 and 5.5% (5% for GSU) for 1993,
respectively.


NOTE 11.   RESTRUCTURING COSTS

     During the third quarter of 1994, Entergy announced a restructuring program related to certain of its operating units. The program is designed to reduce costs, improve operating efficiencies, and increase shareholder value in order to enable Entergy to become a low-cost producer. The program includes reductions in the number of employees and the consolidation of offices and facilities. In 1994, AP&L, GSU, LP&L, MP&L, and NOPSI recorded restructuring charges of $12.5 million, $6.5 million, $6.8 million, $6.2 million, and $3.4 million, respectively. These charges primarily include employee severance costs related to the expected termination of approximately 1,850 employees. As of December 31, 1994, 35 AP&L employees were terminated under the program at a severance cost of approximately $0.3 million.


NOTE 12.   ENTERGY CORPORATION-GSU MERGER

     On December 31, 1993, Entergy Corporation and GSU consummated their Merger. GSU became a wholly-owned subsidiary of Entergy Corporation and continues to operate as a corporation under the regulation of FERC, the PUCT, and the LPSC. As consideration to GSU's shareholders, Entergy Corporation paid $250 million and issued 56,695,724 shares of its common stock in exchange for the 114,055,065 outstanding shares of GSU common stock. In addition, $33.5 million of transaction costs were capitalized in connection with the Merger.

     As a result of the December 31, 1993, Merger closing, GSU recorded expenses totaling $49 million, net of related tax effects, for early retirement and other severance related plans and the payment to financial consultants involved in Merger negotiations on behalf of GSU. Additionally, GSU recorded $23.8 million in 1994 for remaining severance and augmented retirement benefits related to the Merger. See Note 2 for information regarding Merger-related rate agreements.

      In 1993, Entergy Corporation recorded an acquisition adjustment in utility plant in the amount of $380 million representing the excess of the purchase price over the net assets acquired of GSU. The acquisition adjustment will be amortized on a straight-line basis over a 31-year period, which approximates the remaining average book life of GSU's plant. During the allocation period (which expired on December 31, 1994), Entergy Corporation completed its analyses with respect to preacquisition contingencies and revised the allocation of the purchase price for a number of preacquisition contingencies. In 1994, GSU wrote off assets or recorded liabilities totaling approximately $137 million net of tax for the Cajun-River Bend litigation, unfunded Cajun-River Bend costs, environmental cleanup costs, obsolete spare parts, Louisiana River Bend rate deferrals previously disallowed by the LPSC, plant held for future use, and a PUCT fuel reconciliation settlement. Any items recorded in 1995 or later will result in write-offs and/or losses charged to operations on GSU's financial statements and Entergy Corporation's consolidated financial statements.

      In accordance with the purchase method of accounting, the 12-month results of operations for Entergy Corporation reported in its Statements of Consolidated Income, Cash Flows, and Retained Earnings do not reflect GSU's results of operations for any period prior to January 1, 1994, as a result of the Merger. The pro forma combined revenues, net income, earnings per common share before extraordinary items, cumulative effect of accounting changes, and earnings per common share of Entergy Corporation presented below give effect to the Merger as if it had occurred at January 1, 1992. This unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the Merger been consummated for the period for which it is being given effect, nor is it necessarily indicative of future operating results.

                                                  Year Ended December 31,
                                                     1993        1992
                                        (In Thousands, Except Per Share Amounts)

     Revenues                                     $6,286,999   $5,850,973
     Net income                                   $  595,211    $ 521,783
     Earnings per average common share
      before extraordinary items and
      cumulative effect of accounting changes     $     2.10    $    2.26
     Earnings per average common share            $     2.57    $    2.24

NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The business of the System is subject to seasonal fluctuations with the peak period occurring during the third quarter. Consolidated operating results for the four quarters of 1994 and 1993 were:

                                                          Net      Earnings
                                 Operating  Operating    Income     (Loss)
                                  Revenue    Income      (Loss)    per Share
                                  (In Thousands, Except Per Share Amounts)
      1994:
        First Quarter           $1,406,039   $253,870    $ 70,735    $ 0.31
        Second Quarter          $1,586,298   $325,935    $144,337    $ 0.63
        Third Quarter           $1,805,524   $336,611    $143,198    $ 0.63
        Fourth Quarter          $1,165,429   $152,325    $(16,429)   $(0.07)
      1993:
        First Quarter           $  926,412   $192,743    $151,154    $ 0.86
        Second Quarter          $1,070,102   $260,574    $130,860    $ 0.75
        Third Quarter           $1,410,951   $359,938    $233,430    $ 1.34
        Fourth Quarter          $1,077,872   $180,086    $ 36,486    $ 0.21

     See Note 1 for information regarding the recording of the cumulative effect of the change in accounting principle for unbilled revenues in January 1993.

                      ENTERGY CORPORATION AND SUBSIDIARIES

                 SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                          1994           1993           1992           1991           1990
                                                      (In Thousands, Except Per Share Amounts)

Operating revenues                    $ 5,963,290    $ 4,485,337    $ 4,116,499    $ 4,051,429    $ 3,982,062
Income before cumulative
  effect of a change in
  accounting principle                $   341,841    $   458,089    $   437,637    $   482,032    $   478,318
Earnings per share before
  cumulative effect of a change
  in accounting principle             $      1.49    $      2.62    $      2.48    $      2.64    $      2.44
Dividends declared per share          $      1.80    $      1.65    $      1.45    $      1.25    $      1.05
Return on average common equity             5.31%         12.58%         10.31%         11.57%         11.47%
Book value per share, year-end (2)    $     27.93    $     28.27    $     24.35    $     23.46    $     22.18
Total assets (2)                      $22,613,491    $22,876,697    $14,239,537    $14,383,102    $14,831,394
Long-term obligations (1)(2)          $ 7,817,366    $ 8,177,882    $ 5,630,505    $ 5,801,364    $ 6,395,951



(1)  Includes long-term debt (excluding currently maturing debt), preferred  and
     preference   stock  with  sinking  fund,  and  noncurrent   capital   lease
     obligations.

(2) 1993 amounts include the effects of the Merger in accordance with the purchase method of accounting for combinations (see Note 11).

                                        1994           1993         1992          1991           1990
                                                (Dollars in Thousands)
Electric Operating Revenues:
  Residential                        $2,126,260     $1,596,480   $1,440,360    $1,463,281     $1,449,768
  Commercial                          1,499,206      1,072,583    1,007,420       996,619        988,409
  Industrial                          1,832,916      1,199,172    1,097,023     1,068,802      1,051,796
  Governmental                          159,694        136,649      127,753       128,762        124,597
                                     ----------     ----------   ----------   -----------     ----------
    Total retail                      5,618,076      4,004,884    3,672,556     3,657,464      3,614,570
  Sales for resale                      311,018        293,894      252,288       220,347        212,504
  Other (1)                            (131,325)        95,568      118,711        96,667         67,045
                                     ----------     ----------   ----------   -----------     ----------
    Total                            $5,797,769     $4,394,346   $4,043,555    $3,974,478     $3,894,119
                                     ==========     ==========   ==========    ==========     ==========

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                            26,231         18,946       17,549        18,329         18,174
  Commercial                             20,050         13,420       12,928        13,164         12,977
  Industrial                             41,030         24,889       23,610        23,466         22,795
  Governmental                            2,233          1,887        1,839         1,903          1,831
                                     ----------     ----------   ----------   -----------     ----------
    Total retail                         89,544         59,142       55,926        56,862         55,777
  Sales for resale                        7,908          8,291        7,979         7,346          6,292
                                     ----------     ----------   ----------   -----------     ----------
    Total                                97,452         67,433       63,905        64,208         62,069
                                     ==========     ==========   ==========   ===========     ==========


(1) 1994 includes the effects of the FERC Settlement, the 1994 NOPSI Settlement, and a GSU reserve for rate refund.

                    Arkansas Power & Light Company


                       1994 Financial Statements

                    ARKANSAS POWER & LIGHT COMPANY

                              DEFINITIONS


      Certain abbreviations or acronyms used in AP&L's Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym            Term

AFUDC                    Allowance for Funds Used During Construction

ANO                      Arkansas    Nuclear   One   Steam    Electric
                         Generating Station

ANO 2                    Unit No. 2 of ANO

AP&L                     Arkansas Power & Light Company

APSC                     Arkansas Public Service Commission

DOE                      United States Department of Energy

Entergy or System        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

Entergy Operations       Entergy  Operations, Inc.,  a  subsidiary  of
                         Entergy   Corporation  that   has   operating
                         responsibility for Grand Gulf 1, Waterford 3,
                         ANO, and River Bend

Entergy Services         Entergy Services, Inc.

Entergy Power            Entergy  Power, Inc., a subsidiary of Entergy
                         Corporation that markets capacity and energy for resale from certain generating facilities to other parties, principally non-affiliates

EPAct                    The Energy Policy Act of 1992

FASB                     Financial Accounting Standards Board

FERC                     Federal Energy Regulatory Commission

Grand Gulf Station       Grand  Gulf Steam Electric Generating Station
                         (nuclear)

Grand Gulf 1             Unit   No.  1  of  the  Grand  Gulf   Station
                         (nuclear)

Grand Gulf 2             Unit   No.  2  of  the  Grand  Gulf   Station
                         (nuclear)

GSU Gulf States Utilities Company (including wholly-owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

Independence Station     Independence   Steam   Electric    Generating
                         Station

KWH                      Kilowatt-Hour(s)

LP&L                     Louisiana Power & Light Company

Merger The combination transaction, consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware Corporation

Money Pool               Entergy  Money  Pool,  which  allows  certain
                         System companies to borrow from, or lend to, certain other System companies

MP&L                     Mississippi Power & Light Company

NOPSI                    New Orleans Public Service Inc.

NRC                      Nuclear Regulatory Commission

OBRA                     Omnibus Budget Reconciliation Act of 1993

Revised Settlement
 Agreement               Arkansas Settlement Agreement,  as
                         modified by the APSC order issued October  6,
                         1988,  to  bring  the  Grand  Gulf  1-related
                         phase-in   plan  into  compliance  with   the
                         requirements    of   SFAS   92,    "Regulated
                         Enterprises - Accounting for Phase-in Plans"

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 106                 SFAS   106,   "Employers'   Accounting    for
                         Postretirement Benefits Other Than Pensions"

SFAS 109                 SFAS 109, "Accounting for Income Taxes"

System or Entergy        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System operating
 companies               AP&L, GSU, LP&L, MP&L, and  NOPSI,
                         collectively

Union Electric           Union Electric Company of St. Louis, Missouri

White Bluff Station      White Bluff Steam Electric Generating Station

                    ARKANSAS POWER & LIGHT COMPANY

                         REPORT OF MANAGEMENT


     The management of Arkansas Power & Light Company has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

       To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

       The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/s/ Edwin Lupberger                     /s/ Gerald D. McInvale

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                    ARKANSAS POWER & LIGHT COMPANY

                   AUDIT COMMITTEE CHAIRMAN'S LETTER


      The Entergy Corporation Board of Directors' Audit Committee functions as the Audit Committee for Arkansas Power & Light Company. The Audit Committee is comprised of four directors, who are not officers of AP&L: H. Duke Shackelford (Chairman), Lucie J. Fjeldstad, Dr. Norman C. Francis, and James R. Nichols. The committee held four meetings during 1994.

      The Audit Committee oversees AP&L's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

      The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Coopers & Lybrand L.L.P.) the overall scope and specific plans for their respective audits, as well as AP&L's financial statements and the adequacy of AP&L's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of AP&L's internal controls, and the overall quality of AP&L's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.



                                   /s/ H. Duke Shackelford

                                   H. DUKE SHACKELFORD
                                   Chairman, Audit Committee

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Arkansas Power & Light Company

     We have audited the accompanying balance sheet of Arkansas Power & Light Company as of December 31, 1994, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1993 and for the years ended December 31, 1993 and 1992, were audited by other auditors, whose report, dated February 11, 1994, included an explanatory paragraph that described changes in methods of accounting for revenues, income taxes and postretirement benefits other than pensions which are discussed in Notes 1, 3 and 10 respectively, to these financial statements.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
New Orleans, Louisiana
February 21, 1995

                     INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of Arkansas Power & Light Company

      We have audited the accompanying balance sheet of Arkansas Power & Light Company (AP&L) as of December 31, 1993, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of AP&L's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of AP&L at December 31, 1993, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the financial statements, AP&L changed its method of accounting for revenues in 1993 and, as discussed in Notes 3 and 10 to the financial statements, in 1993 AP&L changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 11, 1994


                        ARKANSAS POWER & LIGHT COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                                                December 31,
                                                            1994          1993
                                                               (In Thousands)

Utility Plant:
  Electric                                                 $4,293,097   $4,098,355
  Property under capital leases                                56,135       62,139
  Construction work in progress                               136,701      197,005
  Nuclear fuel under capital lease                             94,628       93,606
                                                           ----------   ----------
           Total                                            4,580,561    4,451,105

  Less - accumulated depreciation and amortization          1,710,216    1,604,318
                                                           ----------   ----------
           Utility plant - net                              2,870,345    2,846,787
                                                           ----------   ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity               11,215       11,232
  Decommissioning trust fund                                  127,136      108,192
  Other - at cost (less accumulated depreciation)               4,628        4,257
                                                           ----------   ----------
           Total                                              142,979      123,681
                                                           ----------   ----------

Current Assets:
  Cash and cash equivalents:
    Cash                                                        3,737        1,825
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                    4,713            -
        Other                                                  72,306            -
                                                           ----------   ----------
           Total cash and cash equivalents                     80,756        1,825
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.0 million in 1994 and $2.1 million in 1993)         53,781       65,641
    Associated companies                                       28,506       18,312
    Other                                                      11,181       20,817
    Accrued unbilled revenues                                  83,863       83,378
  Fuel inventory - at average cost                             34,561       51,920
  Materials and supplies - at average cost                     79,886       81,398
  Rate deferrals                                              113,630       92,592
  Deferred excess capacity                                      8,414        9,115
  Prepayments and other                                        23,867       28,303
                                                           ----------   ----------
           Total                                              518,445      453,301
                                                           ----------   ----------

Deferred Debits and Other Assets:
  Regulatory Assets:
    Rate deferrals                                            360,496      475,387
    Deferred excess capacity                                   20,060       28,465
    SFAS 109 regulatory asset - net                           227,068      234,015
    Unamortized loss on reacquired debt                        57,344       60,169
    Other regulatory assets                                    68,813       72,360
  Other                                                        26,665       39,940
                                                           ----------   ----------
           Total                                              760,446      910,336
                                                           ----------   ----------

           TOTAL                                           $4,292,215   $4,334,105
                                                           ==========   ==========

See Notes to Financial Statements.

                         ARKANSAS POWER & LIGHT COMPANY
                                BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                  December 31,
                                                               1994          1993
                                                                 (In Thousands)

Capitalization:
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares in 1994 and 1993                            $470         $470
  Paid-in capital                                              590,844      590,844
  Retained earnings                                            491,799      448,811
                                                            ----------   ----------
           Total common shareholder's equity                 1,083,113    1,040,125
  Preferred stock:
    Without sinking fund                                       176,350      176,350
    With sinking fund                                           58,527       70,027
  Long-term debt                                             1,293,879    1,313,315
                                                            ----------   ----------
           Total                                             2,611,869    2,599,817
                                                            ----------   ----------

Other Noncurrent Liabilities:
  Obligations under capital leases                              94,534       94,861
  Other                                                         68,235       66,575
                                                            ----------   ----------
           Total                                               162,769      161,436
                                                            ----------   ----------

Current Liabilities:
  Currently maturing long-term debt                             28,175        3,020
  Notes payable:
    Associated companies                                             -       21,395
    Other                                                       34,667          667
  Accounts payable:
    Associated companies                                        17,345       45,177
    Other                                                       89,329       93,611
  Customer deposits                                             17,113       15,241
  Taxes accrued                                                 45,239       43,013
  Accumulated deferred income taxes                             25,043       32,367
  Interest accrued                                              31,064       31,410
  Dividends declared                                             4,727        5,049
  Co-owner advances                                             20,639       39,435
  Deferred fuel cost                                            20,254       16,130
  Nuclear refueling reserve                                     37,954       30,677
  Obligations under capital leases                              56,154       60,883
  Other                                                         45,632       26,034
                                                            ----------   ----------
           Total                                               473,335      464,109
                                                            ----------   ----------

Deferred Credits:
  Accumulated deferred income taxes                            859,558      876,618
  Accumulated deferred investment tax credits                  118,548      154,723
  Other                                                         66,136       77,402
                                                            ----------   ----------
           Total                                             1,044,242    1,108,743
                                                            ----------   ----------

Commitments and Contingencies (Notes 2, 8,  and 9)

           TOTAL                                            $4,292,215   $4,334,105
                                                            ==========   ==========

See Notes to Financial Statements.

                    ARKANSAS POWER & LIGHT COMPANY
                     STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                                   1994        1993         1992
                                                                          (In Thousands)

Operating Activities:
  Net income                                                    $142,263      $205,297     $130,529
  Noncash items included in net income:
    Cumulative effect of a change in  accounting principle             -       (50,187)           -
    Change in rate deferrals/excess capacity-net                 102,959        84,712       60,344
    Depreciation and decommissioning                             149,878       135,530      132,459
    Deferred income taxes and investment tax credits             (54,080)       (6,965)        (820)
    Allowance for equity funds used during construction           (4,001)       (3,627)      (4,173)
    Gain on sale of property - net                                     -             -      (19,612)
  Changes in working capital:
    Receivables                                                   10,817         7,385      (22,281)
    Fuel inventory                                                17,359           173       17,039
    Accounts payable                                             (32,114)       20,608       (5,393)
    Taxes accrued                                                  2,226       (21,983)     (23,492)
    Interest accrued                                                (346)          201       (8,041)
    Other working capital accounts                                20,324        26,486        5,249
  Decommissioning trust contributions                            (11,581)      (11,491)     (13,255)
  Provision for estimated losses and reserves                     16,617         1,963      (21,670)
  Other                                                           (4,744)      (41,826)      (2,736)
                                                                --------      --------     --------
    Net cash flow provided by operating activities               355,577       346,276      224,147
                                                                --------      --------     --------

Investing Activities:
  Construction expenditures                                     (179,116)     (176,540)    (179,320)
  Proceeds from sale of property                                       -             -       67,985
  Allowance for equity funds used during construction              4,001         3,627        4,173
  Nuclear fuel purchases                                         (40,074)      (29,156)     (34,238)
  Proceeds from sale/leaseback of nuclear fuel                    40,074        29,156       34,238
                                                                --------      --------     --------

    Net cash flow used in investing activities                  (175,115)     (172,913)    (107,162)
                                                                --------      --------     --------

Financing Activities:
  Proceeds from issuance of:
    First mortgage bonds                                               -       445,000      148,114
    Preferred Stock                                                    -             -       14,222
    Other long-term debt                                          27,992        48,070        3,973
  Retirement of:
    First mortgage bonds                                            (800)     (441,141)    (329,019)
    Other long-term debt                                         (30,231)      (47,700)      (1,225)
  Redemption of preferred stock                                  (11,500)      (15,500)     (34,388)
  Changes in short-term borrowings                                12,605        17,395        4,000
  Dividends paid:
    Common stock                                                 (80,000)     (156,300)     (75,000)
    Preferred stock                                              (19,597)      (21,362)     (23,730)
                                                                --------      --------     --------

    Net cash flow used in financing activities                  (101,531)     (171,538)    (293,053)
                                                                --------      --------     --------

Net increase (decrease) cash and cash equivalents                 78,931         1,825     (176,068)

Cash and cash equivalents at beginning of period                   1,825             -      176,068
                                                                --------      --------     --------

Cash and cash equivalents at end of period                       $80,756        $1,825            -
                                                                ========      ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $98,787      $103,826     $114,791
    Income taxes                                                 $79,553       $66,366      $60,987
  Noncash investing and financing activities:
    Capital lease obligations incurred                           $47,719       $48,513      $37,351
    Excess of  fair value of decommissioning trust
     assets over amount invested                                  $1,361             -            -

See Notes to Financial Statements.

                    ARKANSAS POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES


      Liquidity is important to AP&L due to the capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, AP&L does require significant capital resources for the periodic maturity of certain series of debt and preferred stock and ongoing construction. Net cash flow from operations totaled $356 million, $346 million, and $224 million in 1994, 1993, and 1992, respectively. Net cash flow from operations increased in 1993 due primarily to increased electric sales and increased collections under the phase-in plan, as discussed below. In recent years, this cash flow, supplemented by issuances of debt, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. AP&L's ability to fund these capital requirements results, in part, from its continued efforts to streamline operations and reduce costs, as well as collections under its Grand Gulf 1 rate phase-in plan which exceed the current cash requirements for Grand Gulf 1-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs; therefore, there is no effect on net income.) AP&L's Grand Gulf 1 phase-in plan will continue to contribute to AP&L's cash position through 1998. See Note 2 for additional information on AP&L's rate phase-in plan. See Note 8 for additional information on AP&L's capital and refinancing requirements in 1995 - 1997. Also, to the extent current market interest and dividend rates allow, AP&L may continue to refinance high-cost debt and preferred stock prior to maturity.

     Earnings coverage tests and bondable property additions limit the amount of first mortgage bonds and preferred stock that AP&L can issue. Based on the most restrictive applicable tests as of December 31, 1994, and an assumed annual interest or dividend rate of 9.25%, AP&L could have issued $253 million of additional first mortgage bonds or $468 million of additional preferred stock. AP&L has the conditional ability to issue first mortgage bonds and preferred stock against the retirement of first mortgage bonds and preferred stock, respectively, in some cases, without satisfying an earnings coverage test.

      See Notes 5 and 6 for information on AP&L's financing activities and Note 4, for information on AP&L's short-term borrowings and lines of credit.

                       ARKANSAS POWER & LIGHT COMPANY
                           STATEMENTS OF INCOME

                                         For the Years Ended December 31,
                                          1994        1993        1992
                                                 (In Thousands)

Operating Revenues                      $1,590,742  $1,591,568  $1,521,129
                                        ----------  ----------  ----------
Operating Expenses:
  Operation and maintenance:
   Fuel and fuel-related expenses          261,932     257,983     242,040

   Purchased power                         328,379     349,718     417,099
   Nuclear refueling outage expenses        33,107      30,069      40,512
   Other operation and maintenance         390,472     373,758     363,768
 Depreciation and decommissioning          149,878     135,530     132,459
 Taxes other than income taxes              33,610      28,626      26,709
 Income taxes                                9,938      18,746       4,058
 Amortization of rate deferrals            166,793     160,916     114,711
                                        ----------  ----------  ----------
        Total                            1,374,109   1,355,346   1,341,356
                                        ----------  ----------  ----------


Operating Income                           216,633     236,222     179,773
                                        ----------  ----------  ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                       4,001       3,627       4,173
  Miscellaneous - net                       48,049      64,884     113,842
  Income taxes                             (19,282)    (32,451)    (46,531)
                                        ----------  ----------  ----------
        Total                               32,768      36,060      71,484
                                        ----------  ----------  ----------


Interest Charges:
  Interest on long-term debt               106,001     110,472     121,676
  Other interest - net                       4,811       9,118       2,308
  Allowance for borrowed funds used
   during construction                      (3,674)     (2,418)     (3,256)
                                        ----------  ----------  ----------
        Total                              107,138     117,172     120,728
                                        ----------  ----------  ----------

Income before Cumulative Effect of a
Change in Accounting Principle             142,263     155,110     130,529

Cumulative Effect to January 1, 1993
of Accruing Unbilled Revenues (net
of income taxes of $31,140)                      -      50,187           -
                                        ----------  ----------  ----------

Net Income                                 142,263     205,297     130,529

Preferred Stock Dividend Requirements
 and Other                                  19,275      20,877      23,202
                                        ----------  ----------  ----------
Earnings Applicable to Common Stock       $122,988    $184,420    $107,327
                                        ==========  ==========  ==========

See Notes to Financial Statements.

                      ARKANSAS POWER & LIGHT COMPANY
                      STATEMENTS OF RETAINED EARNINGS


                                             For the Years Ended December 31,
                                                1994        1993      1992
                                                      (In Thousands)

Retained Earnings, January 1                  $448,811    $420,691  $388,364
  Add:
    Net income                                 142,263     205,297   130,529
                                              --------    --------  --------
        Total                                  591,074     625,988   518,893
                                              --------    --------  --------
  Deduct:
    Dividends declared:
      Preferred stock                           19,275      20,877    23,202
      Common stock                              80,000     156,300    75,000
                                              --------    --------  --------
        Total                                   99,275     177,177    98,202
                                              --------    --------  --------
Retained Earnings, December 31 (Note 7)       $491,799    $448,811  $420,691
                                              ========    ========  ========


See Notes to Financial Statements.

                    ARKANSAS POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Net Income

      Net income decreased in 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues and its ongoing effects, and to increased operation and maintenance expenses as a result of restructuring costs and storm damage activity during 1994.

      Net income increased in 1993 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1), and its ongoing effects, partially offset by the effect of the implementation of SFAS 109 (see
Note 3) and by the impact in March 1992 of an after-tax gain from the sale of AP&L's retail properties in Missouri. Effective January 1, 1993, AP&L began accruing as revenues the charges for energy delivered to customers but not yet billed. Electric revenues were previously recorded on a cycle-billing basis. Excluding the above mentioned items, net income for 1993 would have been $157.7 million and net income for 1992 would have been $110.9 million. This increase of $46.8 million is due primarily to increased retail energy sales.

      Significant factors affecting the results of operations and causing variances between the years 1994 and 1993, and 1993 and 1992, are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      See "Selected Financial Data - Five-Year Comparison," following the notes, for information on operating revenues by source and KWH sales.

      Total revenues remained relatively unchanged in 1994. Retail revenue decreased primarily due to lower fuel recovery revenue during the year offset by increased sales for resale to associated companies in 1994, caused by changes in generation availability and requirements among the System operating companies.

      Electric operating revenues were higher in 1993 due to an increase in residential and commercial energy sales resulting from a return to more normal weather as compared to milder weather in 1992. Industrial sales increased primarily in the lumber/plywood and petroleum/natural gas pipeline industries. Additionally, electric revenues increased as a result of increased collections of previously deferred Grand Gulf 1-related costs, which do not impact net income.

Expenses

      Operating expenses increased in 1994 due primarily to increased other operation and maintenance expenses and increased amortization of rate deferrals partially offset by lower purchased power expenses. Operating expenses increased in 1993 due primarily to higher fuel expense, income tax expense and increased amortization of rate deferrals.

      Other operation and maintenance expenses increased in 1994 primarily due to the storm damage costs and restructuring costs as discussed in Note 12. The decrease in 1994 purchased power expenses is primarily due to the decrease in the price of purchased power.

      Fuel for electric generation and fuel-related expenses increased in 1993 due primarily to an increase in generation requirements resulting primarily from increased retail energy sales and increased fuel costs as discussed in "Revenues and Sales" above. Purchased power decreased in 1993 due primarily to energy demands being met by increased nuclear generation.

      Total income taxes decreased during 1994 primarily due to the write-off of unamortized deferred investment tax credit of $27.3 million due to a FERC settlement and due to lower pretax income in 1994. This decrease was partially offset by an increase in tax expense due to the true-up of actual income tax expense for 1993 determined during 1994.

      Total income taxes increased in 1993 due primarily to higher pretax income, an increase in the federal income tax rate as a result of OBRA, and the effect of implementing SFAS 109.

      The amortization of rate deferrals increased in 1993 due to increased amortization of previously deferred Grand Gulf 1-related costs pursuant to the step-up provisions of AP&L's phase-in plan.

Other

      Miscellaneous other income - net decreased in 1994 due primarily to reduced Grand Gulf 1 carrying charges. Miscellaneous other income - net decreased in 1993 due primarily to the impact of the pretax gain on the 1992 sale of AP&L's retail properties in Missouri.

      Other income taxes decreased in 1994 primarily due to a lower pretax income as discussed above.

      Interest on long-term debt decreased in 1994 and 1993 due primarily to the continued refinancing of high-cost debt.

                    ARKANSAS POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition

       The electric utility industry is becoming increasingly competitive and AP&L is seeking to become a leading competitor in the changing electric energy business. Competition presents AP&L with many challenges. The following have been identified by AP&L as its major competitive challenges.

                   Retail and Wholesale Rate Issues

       Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. In connection with the Merger, AP&L agreed with its retail regulator not to request any general retail rate increases that would take effect before November 1998, with certain exceptions. See Note 2 for further information. Recognizing that many industrial customers have energy alternatives, AP&L continues to work with these customers to address their needs. In certain cases, competitive prices are negotiated, using variable rate designs.

      Retail wheeling, the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's service territory, is evolving. Over a dozen states have been studying the concept of retail competition. In April 1994, the state of Michigan agreed to a five-year experiment that allows limited competition among public utilities. During the same month, the California Public Utilities Commission proposed to deregulate that state's electric power industry, starting on January 1, 1996, to allow the largest industrial customers to select the lowest cost supplier for electricity service. Under the proposal, by the year 2002, smaller companies and residential customers in California would also be able to buy power from any suppliers. The California Public Utilities Commission is currently reviewing its decision and is expected to make a ruling in the first half of 1995. The retail market for electricity is expected to become more competitive with such moves toward deregulation.

      In some areas of the country, municipalities (or comparable entities) whose residents are served at retail by an investor-owned utility pursuant to a franchise are exploring the possibility of establishing new or extending existing distribution systems or seeking new delivery points in order to serve retail customers, especially large industrial customers, that currently receive service from an investor-owned utility. These options depend on the terms of a utility's franchise as well as on state law and regulation. In addition, FERC's authority to order utilities to transmit for a new or expanding municipal system is limited in certain respects. Where successful, however, the establishment of a municipal system or the acquisition by a municipal system of a utility's customers could result in the inability to recover costs that the utility has incurred in serving those customers.

      In mid-1994, the FERC issued a notice of proposed rulemaking concerning a regulatory framework for dealing with recovery of stranded costs, such as high cost nuclear generating units, which may be incurred by electric utilities as a result of increased competition. In addition to addressing recovery of stranded costs related to wholesale service, the proposal requested comment as to recovery of retail stranded costs in transmission rates where state regulatory authorities failed to address the issue or were in conflict. Comments and reply comments have been filed, and the matter is pending. The risk of exposure to stranded costs which may result from competition in the industry will depend on the extent and timing of retail competition, the resolution of jurisdictional issues concerning stranded cost recovery, and the extent to which such costs are recovered from departing or remaining customers, among other matters.

      In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. On October 31, 1994, as amended on January 25, 1995, Entergy Services filed with FERC revised transmission tariffs intended to provide access to transmission service on the same or comparable basis, terms, and conditions as the System operating companies, and the matter is pending. Open access and market pricing, once in effect, will increase marketing opportunities for AP&L, but will also expose AP&L to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

      In March 1994, North Little Rock, Arkansas, awarded AP&L a wholesale power contract that will provide estimated revenues of $347 million over 11 years. Under the contract, the price per KWH was reduced 18%, with increases in price through the year 2004. AP&L, which has been serving North Little Rock for over 40 years, was awarded the contract after intense bidding with several competitors.
On May 22, 1994, FERC accepted the contract. Rehearings were requested by one of AP&L's competitors and were held in February 1995. The matter is pending.

     In light of the rate issues discussed above, AP&L is aggressively reducing costs to avoid potential earnings erosions that might result as well as to become more competitive. In 1994, AP&L announced a restructuring program related to certain of its operating units. This program is designed to reduce costs and improve operating efficiencies. See Note 12 for further information. Also, in response to an increasingly competitive environment, AP&L announced intentions to revise its initial least cost planning activities.

                     The Energy Policy Act of 1992

     The EPAct addresses a wide range of energy issues and is altering the way Entergy and the rest of the electric utility industry operate. The EPAct encourages competition and affords utilities the opportunities, and the risks, associated with an open and more competitive market environment. The EPAct creates exemptions from regulation under the Holding Company Act and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for sales at wholesale. The EPAct also gives FERC the authority to order investor-owned utilities, including AP&L, to transmit power and energy to or for wholesale purchasers and sellers. The law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. Both AP&L and Entergy Power expect to compete in this market.

Litigation and Regulatory Proceedings

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy refunded approximately $22.2 million to AP&L, which will in turn make refunds or credits to its customers (except for those portions attributable to its retained share of Grand Gulf 1 costs). Additionally, System
Energy will refund a total of approximately $22.3 million, plus interest, to AP&L over the period through June 2004. The settlement also required the write-off of approximately $27.3 million of certain related unamortized balances of deferred investment tax credits by AP&L.

ANO Matters

      ANO 2 experienced a forced outage for repair of certain steam generator tubes in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages in September 1992, May 1993, April 1994, and January 1995. AP&L's budgeted maintenance expenditures were adequate to cover the cost of such repairs. ANO 2's output has been reduced 15 megawatts or 1.6% due to secondary side fouling, tube plugging, and reduction of primary temperature. Entergy Operations continues to take steps at ANO 2 to reduce the number and severity of future tube cracks. In addition, Entergy Operations continues to meet with the NRC to discuss such steps and results of inspections of the generator tubes, as well as the timing of future inspections. Additional inspections are planned for the normal refueling outage scheduled for October 1995.

Accounting Issues

      Proposed Accounting Standards - The FASB has proposed a SFAS on "Accounting for the Impairment of Long-Lived Assets," effective January 1, 1996. The proposed standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. Certain operations of AP&L are potentially affected by this standard, and any resulting write-offs will depend on future operating costs, generating units' efficiency and availability, and the future market for energy over the remaining life of the units. Based on current estimates, AP&L anticipates that future revenues will fully recover the costs of such operations.

      Continued Application of SFAS 71 - AP&L's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." As discussed above, the electric utility industry is changing and these changes could possibly result in the discontinuance of the application of SFAS 71, which would result in the elimination of regulatory assets and liabilities. See Note 1 for further information.

      Accounting for Decommissioning Costs - The FASB is currently reviewing the accounting for decommissioning of nuclear plants. This project could possibly change AP&L's, as well as the entire utility industry's, accounting for such costs. For further information, see
Note 8.

                    ARKANSAS POWER & LIGHT COMPANY

                     NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      AP&L maintains accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

      Prior to January 1, 1993, AP&L recorded revenues when billed to its customers with no accrual for energy delivered but not yet billed. To provide a better matching of revenues and expenses, effective January 1, 1993, AP&L adopted a change in accounting principle to provide for accrual of estimated unbilled revenues. The cumulative effect of this accounting change as of January 1, 1993 increased net income by $50.2 million. Had this new accounting method been in effect during prior years, net income before the cumulative effect would not have been materially different from that shown in the accompanying financial statements.

       Substantially all of AP&L's rate schedules include fuel adjustment clauses that allow either current recovery or deferrals of fuel costs until such costs are reflected in the related revenues. The fuel adjustment clause provides, as an incentive with respect to ANO, for over- or under-recovery of the cost of replacement energy in excess of the cost of equal amounts of nuclear energy when the units are not down for refueling.

Utility Plant

      Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of AP&L's utility plant is subject to the lien of its mortgage and deed of trust.

      Total AP&L net utility plant in service of $2.64 billion as of December 31, 1994 includes $1.23 billion of production plant, $.43 billion of transmission plant, $.82 billion of distribution plant, and $.16 billion of other plant.

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 3.4% in 1994, 1993 and 1992.

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. AP&L's effective composite rates for AFUDC were 9.2%, 10.3%, and 10.5% for 1994, 1993, and 1992, respectively.

Jointly-Owned Generating Stations

      AP&L is a co-owner of two coal-fueled, two-unit generating stations, the White Bluff Station and the Independence Station. AP&L is the agent for the respective co-owners and operates the stations. AP&L records the investment and expenses associated with these generating stations to the extent of its ownership interests. As of December 31, 1994, AP&L's investment and accumulated depreciation in these generating stations were as follows:

                                   Total
                                  Megawatt                        Accumulated
Generating Stations              Capability Ownership Investment  Depreciation
                                                         (In Thousands)
White Bluff:     Units 1 and 2      1,660    57.00%    $400,918   $151,830
Independence:    Unit 1               836    31.50%    $116,555   $ 38,594
                 Common Facilities           15.75%    $ 29,331   $  8,758

Income Taxes

      AP&L, its parent, and affiliates file a consolidated federal income tax return. Income taxes are allocated to AP&L in proportion to its contribution to consolidated taxable income. SEC regulations require that no Entergy Corporation subsidiary pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in Note 3, in 1993 AP&L changed its accounting for income taxes to conform with SFAS 109.

Reacquired Debt

      The premiums and costs associated with reacquired debt are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Cash and Cash Equivalents

      AP&L considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Continued Application of SFAS 71

      As a result of the EPAct and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. AP&L's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Continued applicability of SFAS 71 to AP&L's financial statements requires that rates set by an independent regulator on a cost of service basis (including a reasonable rate of return on invested capital) can actually be charged to and collected from customers.

      In the event that either all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion. That discontinuation should be reported by elimination from the balance sheet of the effects of any actions of regulators recorded as regulatory assets and liabilities.

      As of December 31, 1994, and for the foreseeable future, AP&L's financial statements continue to follow SFAS 71.

Fair Value Disclosure

      The estimated fair value of financial instruments has been determined by AP&L, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that AP&L could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

      AP&L considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, AP&L does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5, 6, and 8 for additional fair value disclosure.

      AP&L adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. As a result, at December 31, 1994, AP&L recorded on the balance sheet an additional $1.4 million in decommissioning trust funds, representing the amount by which the fair value of the securities held in such funds exceeds the amounts for decommissioning recovered in rates and deposited in the funds and the related earnings on the amounts deposited. Due to the regulatory treatment for decommissioning trust funds, AP&L recorded an offsetting amount in unrealized gains on investment securities as a regulatory liability.


NOTE 2.   RATE AND REGULATORY MATTERS

Merger - Related Rate Agreement

      In November 1993, AP&L and the APSC entered into a settlement agreement whereby the APSC agreed to withdraw its request for hearing and its objections in the SEC proceeding related to the Merger. In return AP&L agreed, among other things, (a) that it will not request any general retail rate increase that would take effect before November 3, 1998, except for, among other things, increases associated with the recovery of certain Grand Gulf 1-related costs, excess capacity costs, and costs related to the adoption of SFAS 106 that were previously deferred, recovery of certain taxes, and force majeure (defined to include, among other things, war, natural catastrophes, and high inflation); and (b) that its retail ratepayers would be protected from (1) increases in its cost of capital resulting from risks associated with the Merger, (2) recovery of any portion of the acquisition premium or transactional costs associated with the Merger,
(3) certain direct allocations of costs associated with GSU's River Bend nuclear unit, and (4) any losses of GSU resulting from resolution of litigation in connection with its ownership of River Bend.

Arkansas - Revised Settlement Agreement

      Pursuant to the terms of the Revised Settlement Agreement,  AP&L
(1) permanently retains 7.92% (stated as a percentage of System Energy's share of Grand Gulf 1) of its Grand Gulf 1-related costs (Retained Share) for 1994 and all succeeding years of commercial operation of the unit; (2) recovers currently 28.08% of such costs in 1994 and thereafter; and (3) deferred a portion of such costs for future recovery (Deferred Balance). AP&L is permitted to currently recover carrying charges on the unrecovered portion of the Deferred Balance. For the year ended December 31, 1994, $170 million was billed to AP&L by System Energy.

     AP&L has the right under the Revised Settlement Agreement to sell capacity and energy available from its Retained Share to third parties, which shall not include AP&L's wholesale customers. In the event AP&L is not able to sell such capacity and energy to such third parties, it has the right to sell the energy available from such capacity, and to date a significant portion has been sold, to its retail customers at a price equal to AP&L's avoided energy cost, which is currently less than AP&L's cost of such energy. The Revised Settlement Agreement requires that a portion of the proceeds from sales of Retained Share capacity and energy to third parties prior to January 1, 1996 be applied to reduce the Deferred Balance.

Arkansas - Rate Riders

      In conjunction with the Revised Settlement Agreement, AP&L was permitted to implement annual updates to the Grand Gulf 1 rate rider, increasing Arkansas retail rates by approximately 3.1% and 2.6% for the years 1992 and 1991, respectively. These increases reflect scheduled phase-in plan increases adjusted for any prior year over-or under-collection. Beginning in 1993 and continuing for a five-year period, rates will remain at the 1992 level, unless adjustments are made for an over-or under-collection of Grand Gulf 1-related costs in excess of $10 million. Although it was not required under the terms of the Grand Gulf 1 rate rider, in 1993 AP&L opted to implement a 0.7% rate refund in 1994 for a cumulative over-recovery amount of $7.3 million.

      Various other rate riders, which modify non-Grand Gulf 1 rates under the Revised Settlement Agreement, have been implemented with respect to tax adjustments, depreciation, decommissioning costs, and deferred return on excess capacity (which is being recovered over a 10-year period ending in 1998).

Missouri Retail Operations

      In March 1992, AP&L sold its retail properties in Missouri to Union Electric for approximately $68 million. The gain on the sale, classified as "Other Income-Miscellaneous" in the 1992 Statement of Income, was approximately $33.7 million, which resulted in a $19.6 million increase in net income after taxes. In addition, AP&L agreed to sell to Union Electric 120 megawatts of capacity and associated energy for an initial period of 10 years, and beginning on January 1, 1995, Union Electric shall also purchase 40 megawatts of peaking capacity from AP&L.

February 1994 Ice Storm

      In early February 1994, an ice storm left more than 97,000 AP&L customers without electric power across the service area. The storm was the most severe natural disaster ever to affect the System, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas. Repair costs totaled approximately $30.8 million with $18.7 million of these amounts capitalized as plant-related costs. The remaining balance has been charged against regulatory storm damage reserves.


NOTE 3.   INCOME TAXES

     Income tax expense consisted of the following:

                                                                  For the Years Ended December 31,
                                                                    1994       1993        1992
                                                                         (In Thousands)
    Current:
     Federal                                                       $64,238    $47,326     $45,932
     State                                                          19,062     10,836      11,156
                                                                   -------    -------     -------
      Total                                                         83,300     58,162      57,088
                                                                   -------    -------     -------
    Deferred - net:
     Liberalized depreciation                                        9,314      7,074       4,929
     Alternative minimum tax                                        30,601     (2,227)      6,577
     Nuclear refueling and maintenance                              (2,855)    (2,161)      7,751
     Deferred purchased power costs                                (42,529)   (35,896)    (14,375)
     Deferred excess capacity costs                                 (3,487)    (4,044)     (3,190)
     Unbilled revenue                                                1,330     26,847      (2,474)
     Bond reacquisition costs                                       (1,108)    14,706       5,184
     TCBY Tower (CADC)                                                  44      8,743           -
     Decontamination and decommissioning fund                          676     16,429           -
     Nuclear reserve                                                (1,537)       (37)      1,747
     Other                                                          (8,388)     5,314      (2,659)
                                                                   -------    -------     -------
      Total                                                        (17,939)    34,748       3,490
                                                                   -------    -------     -------
    Investment tax credit adjustments - net                         (8,814)   (10,573)     (9,989)
    Investment tax credit amortization - FERC settlement           (27,327)         -           -
                                                                   -------    -------     -------
      Recorded income tax expense                                  $29,220    $82,337     $50,589
                                                                   =======    =======     =======
    Charged to operations                                           $9,938    $18,746      $4,058
    Charged to other income                                         19,282     32,451      46,531
    Charged to cumulative effect                                         -     31,140           -
                                                                   -------    -------     -------
      Recorded income tax expense                                   29,220     82,337      50,589
    Income taxes applied against the debt component of AFUDC             -          -           1
                                                                   -------    -------     -------
      Total income taxes                                           $29,220    $82,337     $50,590
                                                                   =======    =======     =======

      Total  income taxes differ from the amounts computed by applying
the  statutory  federal income tax rate to income before  taxes.   The
reasons for the differences were:

                                                           For the Years Ended December 31,
                                                     1994                 1993               1992
                                                          % of                 % of               % of
                                                         Pretax               Pretax             Pretax
                                               Amount    Income     Amount    Income   Amount    Income
                                                                 (Dollars in Thousands)
Computed at statutory rate                     $60,017     35.0    $100,673    35.0    $61,580    34.0
Increases (reductions) in tax resulting from:
 State income taxes net of federal income
   tax effect                                    7,821      4.6      12,119     4.2      7,963     4.4
 Amortization of investment tax credits        (10,220)    (6.0)    (11,702)   (4.1)   (13,285)   (7.4)
 Investment tax credit amortization -
   FERC settlement                             (27,327)   (15.9)          -      -           -      -
 Depreciation                                     (921)    (0.5)     (3,156)   (1.1)    (6,755)   (3.7)
 Reversal of tax contingency                         -       -       (3,771)   (1.3)         -      -
 Flow-through/permanent differences               (208)    (0.1)     (7,669)   (2.7)    (1,407)   (0.8)
 Other - net                                        58       -       (4,157)   (1.4)     2,493     1.4
                                               -------     ----     -------    ----    -------    ----
   Recorded income tax expense                  29,220     17.1      82,337    28.6     50,589    27.9
Income taxes applied against debt component
 of AFUDC                                            -       -            -      -           1      -
                                               -------     ----     -------    ----    -------    ----
     Total income taxes                        $29,220     17.1     $82,337    28.6    $50,590    27.9
                                               =======     ====     =======    ====    =======    ====

      Significant components of AP&L's net deferred tax liabilities as of December 31, 1994 and 1993, were (in thousands):

                                                          1994          1993
    Deferred tax liabilities:
      Net regulatory assets                            $(273,574)  $  (294,713)
      Plant related basis differences                   (465,787)     (458,023)
      Rate deferrals                                    (183,700)     (229,714)
      Bond reacquisition                                 (22,496)      (23,604)
      Decontamination and decommissioning fund           (17,104)      (16,429)
      Other                                              (20,317)      (21,414)
                                                       ---------   -----------
      Total                                            $(982,978)  $(1,043,897)
                                                       =========   ===========

    Deferred tax assets:
      Accumulated deferred investment tax credit       $  46,506   $    60,698
      Nuclear refueling and maintenance                   14,889        12,035
      Alternative minimum tax credit                       3,536        34,137
      Standard coal plant                                  9,214         9,552
      Other                                               24,232        18,490
                                                       ---------   -----------
      Total                                            $  98,377   $   134,912
                                                       =========   ===========


      Net deferred tax liabilities                     $(884,601)  $  (908,985)
                                                       =========   ===========

     The alternative minimum tax (AMT) credit as of December 31, 1994, was $3.5 million. This AMT credit can be carried forward indefinitely and will reduce AP&L's federal income tax liability in future years.

      In accordance with a System Energy FERC settlement, AP&L wrote off $27.3 million of unamortized deferred investment tax credits in 1994.

      In 1993, AP&L adopted SFAS 109. SFAS 109 required that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 required that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. As a result of the adoption of SFAS 109, 1993 net income was reduced by $2.6 million, assets were increased by $168.2 million, and liabilities were increased by $170.8 million. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

     The SEC has authorized AP&L to effect short-term borrowings up to $125 million, which may be increased to as much as $243 million after further SEC approval. This authorization is effective through
November  30,  1996.   As of December 31, 1994, AP&L  had  outstanding
short-term lines of credit of $34 million from banks within its service territory. Interest rates associated with these lines of credit generally are based on the prime rate, the London interbank offered rate, or a bid rate. Commitment fees on these lines of credit are .125% of the amount of available credit. In addition, AP&L can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. AP&L had no outstanding borrowings under the Money Pool arrangement as of December 31, 1994.


NOTE 5.   PREFERRED STOCK

      The number of shares and dollar value of AP&L's preferred stock were:

                                                      As of December 31,
                                               Shares                              Call Price Per
                                           Authorized and              Total         Share as of
                                             Outstanding            Dollar Value     December 31,
                                         1994         1993        1994       1993        1994
                                                               (Dollars in Thousands)
   Without sinking fund:
        Cumulative, $100 par value:
        4.32% Series                     70,000      70,000      $7,000    $ 7,000     $103.647
        4.72% Series                     93,500      93,500       9,350      9,350     $107.000
        4.56% Series                     75,000      75,000       7,500      7,500     $102.830
        4.56% 1965 Series                75,000      75,000       7,500      7,500     $102.500
        6.08% Series                    100,000     100,000      10,000     10,000     $102.830
        7.32% Series                    100,000     100,000      10,000     10,000     $103.170
        7.80% Series                    150,000     150,000      15,000     15,000     $103.250
        7.40% Series                    200,000     200,000      20,000     20,000     $102.800
        7.88% Series                    150,000     150,000      15,000     15,000     $103.000
        Cumulative, $25 par value:
        8.84% Series                    400,000     400,000      10,000     10,000     $26.560
        Cumulative, $0.01 par value:
        $2.40 Series(1)(2)            2,000,000   2,000,000      50,000     50,000        -
        $1.96 Series(1)(2)              600,000     600,000      15,000     15,000        -
                                      ---------   ---------    --------   --------
       Total without sinking fund     4,013,500   4,013,500    $176,350   $176,350
                                      =========   =========    ========   ========
   With sinking fund:
        Cumulative, $100 par value:
        10.60% Series                         -      20,000           -    $ 2,000        -
        8.52% Series                    375,000      40,000     $37,500     40,000     $106.390
        Cumulative, $25 par value:
        9.92% Series                    641,085     721,085      16,027     18,027     $26.320
        13.28% Series                   200,000     400,000       5,000     10,000     $28.220
                                      ---------   ---------     -------    -------
       Total with sinking fund        1,216,085   1,541,085     $58,527    $70,027
                                      =========   =========     =======    =======

(1) The total dollar value represents the involuntary liquidation value of $25 per share.
(2)   These series are not redeemable as of December 31, 1994.

      The fair value of AP&L's preferred stock with sinking fund was estimated to be approximately $60.6 million and $74.7 million as of December 31, 1994 and 1993, respectively. The fair values were determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

      Changes in the preferred stock, with and without sinking fund, during the last three years were:

                                             Number of Shares
                                       1994       1993          1992

     Preferred stock issuances:
      $0.01 par value                      -           -       600,000
     Preferred stock retirements:
      $100 par value                 (45,000)    (85,000)     (109,940)
      $25 par value                 (280,000)   (280,000)     (880,000)

      Cash sinking fund requirements for the next five years for preferred stock outstanding as of December 31, 1994 are (in millions):
1995  - $9.5; 1996 - $4.5; 1997 - $4.5; 1998 - $4.5; and 1999 -  $4.5.
AP&L   has  the  annual  non-cumulative  option  to  redeem,  at  par, additional amounts of certain series of its outstanding preferred stock.


NOTE 6.   LONG-TERM DEBT

     The long-term debt of AP&L as of December 31, 1994 and 1993, was:

       Maturities        Interest Rates
     From    To        From        To                1994        1993
                                                       (In Thousands)
     First Mortgage Bonds
     1995   1999       4-5/8%    9-3/4%            $100,960    $100,560
     2000   2004       6%        9-3/4%             180,800     182,000
     2005   2009       6.25%     7-1/2%             215,000     215,000
     2019   2023       7%        10-3/8%            448,818     448,818

     Governmental Obligations*
     1995   2008       6.125%    10%                 53,120      83,290
     2009   2021       6.25%     11%                234,004     202,193

     Long-Term DOE Obligation (Note 8)              105,163     101,029
     Unamortized Premium and Discount - Net         (15,811)    (16,555)
                                                 ----------  ----------
       Total Long-Term Debt                       1,322,054   1,316,335
       Less Amount Due Within One Year               28,175       3,020
                                                 ----------  ----------
       Long-Term Debt Excluding Amount Due       $1,293,879  $1,313,315
         Within One Year                         ==========  ==========


  * Consists of pollution control bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

      The fair value of AP&L's long-term debt, excluding long-term DOE obligation, as of December 31, 1994 and 1993 was estimated to be $1,133.6 million and $1,250.8 million, respectively. The fair values were determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     For the years 1995, 1996, 1997, 1998 and 1999, AP&L has long-term debt maturities and cash sinking fund requirements (in millions) of $28.2, $28.0, $33.1, $18.7, and $1.2, respectively. In addition, other sinking fund requirements of approximately $.9 million annually may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.


NOTE 7.   DIVIDEND RESTRICTIONS

     The indenture relating to AP&L's long-term debt and provisions of its Amended and Restated Articles of Incorporation, as amended, relating to AP&L's preferred stock provide for restrictions on the payment of cash dividends or other distributions on common stock. As of December 31, 1994, $291.3 million of AP&L's retained earnings were restricted against the payment of cash dividends or other distributions on common stock. On February 1, 1995, AP&L paid Entergy Corporation a $32.8 million cash dividend on common stock.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing

      Construction expenditures (excluding nuclear fuel) for the years 1995, 1996, and 1997 are estimated to total $154.9 million each year. AP&L will also require $107 million during the period 1995-1997 to meet long-term debt and preferred stock maturities and sinking fund requirements. AP&L plans to meet the above requirements with internally generated funds and cash on hand. See Notes 5 and 6 regarding the possible refunding, redemption, purchase or other acquisition of certain outstanding series of preferred stock and long-term debt.

Unit Power Sales Agreement

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI in accordance with specified percentages (AP&L 36%, LP&L 14%, MP&L 33%, and NOPSI 17%) as ordered by FERC. Charges under this agreement are paid in consideration for AP&L's respective entitlement to receive capacity and energy, and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, most likely upon Grand Gulf 1's retirement from service. AP&L's monthly obligation for payments under the agreement is approximately $18 million.

Availability Agreement

      AP&L, LP&L, MP&L, and NOPSI are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (AP&L 17.1%, LP&L 26.9%, MP&L 31.3%, and NOPSI 24.7%) in amounts that when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses. System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments have ever been required.

Reallocation Agreement

      System Energy and AP&L, LP&L, MP&L, and NOPSI entered into the Reallocation Agreement relating to the sale of capacity and energy from the Grand Gulf Station and the related costs, in which LP&L, MP&L, and NOPSI agreed to assume all of AP&L's responsibilities and obligations with respect to the Grand Gulf Station under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to AP&L supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (LP&L 26.23%, MP&L 43.97%, and NOPSI 29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect AP&L's obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

System Fuels

      AP&L has a 35% interest in System Fuels, a jointly owned subsidiary of AP&L, LP&L, MP&L, and NOPSI. The parent companies of System Fuels, including AP&L, agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. As of December 31, 1994, AP&L had approximately $11 million of loans outstanding to System Fuels which mature in 2008.

      In addition, System Fuels entered into a revolving credit agreement with a bank that provides $45 million in borrowings to finance System Fuels' nuclear materials and services inventory. Should System Fuels default on its obligations under its credit agreement, AP&L, LP&L, and System Energy have agreed to purchase nuclear materials and services financed under the agreement.

      On  April  30,  1993,  AP&L  assumed System  Fuels'  rights  and obligations in connection with System Fuels' coal car leases. The other parent companies of System Fuels have been released from their obligations with respect to the coal car leases.

Coal

      AP&L is a party to a contract for supply of coal from a mine in Wyoming and owns certain coal mining equipment and facilities at the mine. Based on estimated reserves, the mine is expected to provide the projected requirements of the Independence Station through at least 2011. AP&L has also agreed to purchase, over an approximate 20-year period beginning in 1980, 100 million tons of coal for use at the White Bluff Station, of which approximately 64 million have been purchased as of December 31, 1994.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $8.92 billion as of December 31, 1994. AP&L has protection for this liability through a combination of private insurance (currently $200 million) and an industry assessment program. Under the assessment program, the maximum amount that would be required for each nuclear incident would be $79.3 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. AP&L has two licensed reactors. In addition, AP&L participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. AP&L's maximum assessment under the program is an aggregate of approximately $6.4 million in the event losses exceed accumulated reserve funds.

      AP&L is a member of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1994, AP&L was insured against such losses up to $2.75 billion, with $250 million of this amount designated to cover any shortfall in the NRC required decommissioning trust funding. In addition, AP&L is a member of an insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, AP&L could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1994, the maximum amount of such possible assessments to AP&L was $37.2 million.

      The amount of property insurance presently carried by AP&L exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured, would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs

      AP&L provides for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. AP&L entered into a contract with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. AP&L elected to pay the one-time fee, plus accrued interest, and has recorded a liability as of December 31, 1994, of approximately $105 million. The fees payable to the DOE may be adjusted in the future to assure full recovery. AP&L considers all costs incurred or to be incurred, except accrued interest, for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense and provisions to recover such costs have been or will be made in applications to regulatory authorities.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. In a statement released February 17, 1993, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository for which it has not yet arranged. Currently the DOE projects it will begin to accept spent fuel no earlier than 2010. In the meantime, AP&L is responsible for spent fuel storage. Current on-site spent fuel storage capacity at ANO is estimated to be sufficient until mid-1995, at which time an ANO storage facility using dry casks will begin operation. This facility is estimated to provide sufficient storage until 2000, with the capability of being expanded further as required. The initial cost of providing the additional on-site spent fuel storage capability required at ANO is $5 million to $10 million per unit. In addition, approximately $3 million to $5 million per unit will be required every two to three years subsequent to 1995 until the DOE's repository begins accepting ANO's spent fuel.

      Entergy Operations and System Fuels joined in lawsuits against the DOE, seeking clarification of the DOE's responsibility to receive spent nuclear fuel beginning in 1998. The original suits, filed June 20, 1994, asked for a ruling stating that the Nuclear Waste Policy Act require the DOE to begin taking title to the spent fuel and to start removing it from nuclear power plants in 1998, a mandate for the DOE's nuclear waste management program to begin accepting fuel in 1998 and court monitoring of the program, and the potential for escrow of payments to the Nuclear Waste Fund instead of directly to the DOE.

       AP&L is recovering in rates amounts sufficient to fund decommissioning costs for ANO, based on a 1994 interim update to the 1992 decommissioning cost study (in 1992 dollars), of approximately $806.3 million. The 1994 interim update adjusted the 1992 study only for increased cost of low level radioactive waste disposal. The amounts recovered in rates are deposited in external trust funds and reported at market value. The accumulated decommissioning liability of $137.4 million as of December 31, 1994, has been recorded in accumulated depreciation. Decommissioning expense in the amount of $12.2 million was recorded in 1994. AP&L regularly reviews and updates its estimates for decommissioning costs and applications will be made to the APSC to reflect in rates future changes in projected decommissioning costs. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. Management believes that actual decommissioning costs are likely to be higher than the amounts presented above.

      The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB is currently reviewing the accounting for decommissioning. If current electric utility industry accounting practices for such decommissioning are changed, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and trust fund income from the external decommissioning trusts could be reported as investment income.

      The EPAct has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments will be used to set up a fund into which contributions from utilities and the federal government will be placed. AP&L's annual assessment, which will be adjusted annually for inflation, is $3.4 million (in 1995 dollars) annually for approximately 15 years. FERC requires that utilities treat these assessments as costs of fuel as they are amortized. The cumulative liability of $38.9 million as of December 31, 1994, is recorded in other current liabilities and other noncurrent liabilities, and is offset in the financial statements by a regulatory asset.

ANO Matters

      ANO 2 experienced a forced outage for repair of certain steam generator tubes in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages in September 1992, May 1993, April 1994, and January 1995. AP&L's budgeted maintenance expenditures were adequate to cover the cost of such repairs. ANO 2's output has been reduced 15 megawatts or 1.6% due to secondary side fouling, tube plugging, and reduction of primary temperature. Entergy Operations continues to take steps at ANO 2 to reduce the number and severity of future tube cracks. In addition, Entergy Operations continues to meet with the NRC to discuss such steps and results of inspections of the steam generator tubes, as well as the timing of future inspections. Additional inspections are planned for the normal refueling outage scheduled for October 1995.


NOTE 9.   LEASES

       As   of  December  31,  1994,  AP&L  had  capital  leases   and
noncancelable operating leases (excluding the nuclear fuel lease) with minimum lease payments as follows:

                                                    Capital     Operating
                                                     Leases       Leases
                                                        (In Thousands)

     1995                                             $13,539      $28,303
     1996                                              11,126       24,217
     1997                                               8,293       15,566
     1998                                               8,293       15,144
     1999                                               8,294       11,552
     Years thereafter                                  48,695       50,685
                                                      -------     --------
     Minimum lease payments                            98,240     $145,467
     Less: Amount representing interest                40,587     ========
                                                      -------
     Present value of net minimum lease payments      $57,653
                                                      =======

      Rental expense for capital and operating leases (excluding the nuclear fuel lease) amounted to approximately $26.4 million, $23.2 million, and $27.4 million in 1994, 1993, and 1992, respectively.

Nuclear Fuel Lease

      AP&L has an arrangement to lease nuclear fuel in an amount up to $125 million. The lessor finances its acquisition of nuclear fuel through a credit agreement and the issuance of notes. The credit agreement, which was entered into in 1988, has been extended to December 1997 and the notes have varying remaining maturities of up to 3 years. It is expected that these arrangements will be extended or alternative financing will be secured by the lessor upon the maturity of the current arrangements, based on AP&L's nuclear fuel requirements. If the lessor cannot arrange financing upon maturity of its borrowings, AP&L must purchase nuclear fuel in an amount sufficient to enable the lessor to retire such borrowings.

     Lease payments are based on nuclear fuel use. Nuclear fuel lease expense of $56.2 million, $69.7 million, and $65.5 million (including interest of $7.5 million, $10.6 million, and $11.6 million) was charged to operations in 1994, 1993, and 1992, respectively.


NOTE 10.  POSTRETIREMENT BENEFITS

Pension Plan

      AP&L has a defined benefit pension plan covering substantially all of its employees. The pension plan is noncontributory and provides pension benefits that are based on employees' credited service and average compensation, generally during the last five years before retirement. AP&L funds pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

      Effective June 6, 1990, AP&L's nuclear operations employees became employees of Entergy Operations. However, the employees still remain under AP&L's plan and no transfers of related pension liabilities and assets have been made.

      AP&L's 1994, 1993, and 1992 pension cost, including amounts capitalized, included the following components:

                                                        For the Years Ended December 31,
                                                          1994       1993        1992
                                                                (In Thousands)
      Service cost - benefits earned during the period   $8,854     $7,940      $6,906
      Interest cost on projected benefit obligation      22,651     21,744      20,512
      Actual return on plan assets                          365    (31,984)    (16,765)
      Net amortization and deferral                     (24,474)    10,531      (3,531)
      Other                                                   -          -           -
                                                         ------     ------      ------
      Net pension cost                                   $7,396     $8,231      $7,122
                                                         ======     ======      ======

      The funded status of AP&L's pension plan as of December 31, 1994 and 1993, was:

                                                                         1994      1993
                                                                         (In Thousands)
      Actuarial present value of accumulated pension plan benefits:
       Vested                                                          $238,769   $255,955
       Nonvested                                                          1,797      1,724
                                                                       --------   --------
       Accumulated benefit obligation                                  $240,566   $257,679
                                                                       ========   ========
      Plan assets at fair value                                        $283,437   $288,418
      Projected benefit obligation                                      283,256    316,255
                                                                       --------   --------
      Plan assets greater (less than) projected benefit obligation          181    (27,837)
      Unrecognized prior service cost                                     6,568      5,841
      Unrecognized transition asset                                     (16,350)   (18,686)
      Unrecognized net loss (gain)                                      (12,453)    13,242
                                                                       --------   --------
      Accrued pension liability                                        $(22,054)  $(27,440)
                                                                       ========   ========

      The significant actuarial assumptions used in computing the information above for 1994, 1993, and 1992 were as follows: weighted average discount rate, 8.5% for 1994, 7.5% for 1993 and 8.25% for 1992; weighted average rate of increase in future compensation levels, 5.1% for 1994 and 5.6% for 1993 and 1992 and expected long-term rate of return on plan assets, 8.5%. Transition assets are being amortized over 15 years.

Other Postretirement Benefits

      AP&L also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for AP&L. The cost of providing these benefits, recorded on a cash basis, to retirees in 1992 was approximately $3.5 million.

      Effective January 1, 1993, AP&L adopted SFAS 106. This standard required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. AP&L continues to fund these benefits on a pay-as-you-go basis. As of January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $80.5 million. This obligation is being amortized over a 20-year period beginning in 1993. AP&L has received an order from the APSC permitting deferral, as a regulatory asset, of the increased annual expense associated with these benefits.

      AP&L's 1994 and 1993 postretirement benefit cost, including amounts capitalized and deferred, included the following components:

                                                         1994       1993
                                                          (In Thousands)

      Service cost - benefits earned during the period  $3,080      $2,366
      Interest cost on APBO                              5,510       6,427
      Actual return on plan assets                           -         (71)
      Net amortization and deferral                      3,833       3,954
                                                       -------    --------
      Net  postretirement benefit cost                 $12,423    $ 12,676
                                                       =======    ========

      The funded status of AP&L's pension plan as of December 31, 1994 and 1993, was:

                                                       1994      1993
                                                       (In Thousands)
      Accumulated postretirement benefit obligation:
       Retirees                                         $49,291    $59,906
       Other fully eligible participants                  9,876      8,366
       Other active participants                         12,204     25,038
                                                       --------    -------
                                                         71,371     93,310
      Plan assets at fair value                               -        354
                                                       --------    -------
      Plan assets less than APBO                        (71,371)   (92,956)
      Unrecognized transition obligation                 71,160     75,114
      Unrecognized net loss (gain)                      (16,272)     8,360
                                                       --------    -------
      Accrued postretirement benefit liability         $(16,483)   $(9,482)
                                                       ========    =======

      The assumed health care cost trend rate used in measuring the APBO was 9.4% for 1995, gradually decreasing each successive year until it reaches 5.0% in 2011. A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO as of December 31, 1994, by 8.2% and the sum of the service cost and interest cost by approximately 10.8%. The assumed discount rate and rate of increase in future compensation used in determining the APBO were 8.5% for 1994 and 7.5% for 1993 and 5.1% for 1994 and 5.5% for 1993, respectively.


NOTE 11.  TRANSACTIONS WITH AFFILIATES

      AP&L buys electricity from and/or sells electricity to the other System operating companies, System Energy, and Entergy Power under rate schedules filed with FERC. In addition, AP&L purchases fuel from System Fuels, receives technical and advisory services from Entergy Services, and receives management and operating services from Entergy Operations.

      Operating  revenues  include revenues from sales  to  affiliates amounting to $238.7 million in 1994, $181.8 million in 1993, and $211.4 million in 1992. Operating expenses include charges from affiliates  for  fuel  costs,  purchased power  and  related  charges, management services, and technical and advisory services totaling $310.7 million in 1994, $323.2 million in 1993, and $573.4 million in 1992. Operating expenses also include $25.7 million in 1994, $16.8 million in 1993, and $47.4 million in 1992, for power purchased from Entergy Power. AP&L pays directly or reimburses Entergy Operations for the costs associated with operating ANO (excluding nuclear fuel), which were approximately $221.2 million in 1994, $226.3 million in 1993, and $292.3 million in 1992.


NOTE 12.  RESTRUCTURING COSTS

    During the third quarter of 1994, AP&L announced a restructuring program related to certain of its operating units. The program is designed to reduce costs, improve operating efficiencies, and increase shareholder value in order to enable AP&L to become a low-cost producer. The program includes reductions in the number of employees and the consolidation of offices and facilities. In 1994, AP&L recorded restructuring charges of $12.5 million. These charges primarily include employee severance costs related to the expected termination of approximately 696 employees. As of December 31, 1994, 35 AP&L employees were terminated under the program at a severance cost of $0.3 million.


NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     AP&L's business is subject to seasonal fluctuations with the peak period occurring during the third quarter. Operating results for the four quarters of 1994 and 1993 were:

                              Operating    Operating     Net
                               Revenues     Income      Income
                                       (In Thousands)
        1994:
          First Quarter        $371,091    $ 44,674     $26,388
          Second Quarter       $414,901    $ 59,581     $41,763
          Third Quarter        $470,770    $ 56,163     $36,630
          Fourth Quarter       $333,980    $ 56,215     $37,482
        1993:
          First Quarter        $346,740    $ 36,961     $66,081
          Second Quarter       $383,651    $ 53,332     $34,572
          Third Quarter        $519,822    $101,484     $81,677
          Fourth Quarter       $341,355    $ 44,445     $22,967


     See Note 1 for information regarding the recording of the cumulative effect of the change in accounting principle for unbilled revenues in January 1993.

                    ARKANSAS POWER & LIGHT COMPANY

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                    1994         1993         1992         1991         1990
                                                         (In Thousands)
Operating revenues               $1,590,742   $1,591,568   $1,521,129   $1,528,270   $1,481,408
Income before cumulative
  effect of a change in
  accounting principle           $  142,263   $  155,110   $  130,529   $  143,451   $  129,765
Total assets                     $4,292,215   $4,334,105   $4,038,811   $4,192,020   $4,137,938
Long-term obligations (1)        $1,446,940   $1,478,203   $1,453,588   $1,670,678   $1,731,212

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

      See Notes 1, 3, and 10 for the effect of accounting changes in 1993.


                      1994        1993        1992         1991        1990
                                       (Dollars in Thousands)
Operating Revenues:
 Residential        $506,160    $528,734    $476,090     $494,375    $484,359
 Commercial          307,296     306,742     291,367      289,291     283,971
 Industrial          338,988     336,856     325,569      324,632     331,929
 Governmental         16,698      16,670      17,700       19,731      19,599
                  ----------  ----------  ----------   ----------  ----------
  Total retail     1,169,142   1,189,002   1,110,726    1,128,029   1,119,858
 Sales for resale    395,234     379,480     385,028      373,735     339,366
 Other                26,366      23,086      25,375       26,506      22,184
                  ----------  ----------  ----------   ----------  ----------
  Total           $1,590,742  $1,591,568  $1,521,129   $1,528,270  $1,481,408
                  ==========  ==========  ==========   ==========  ==========

Billed Electric Energy
 Sales (Millions of KWH):
 Residential           5,522       5,680       5,102        5,564       5,401
 Commercial            4,147       4,067       3,841        3,967       3,821
 Industrial            5,941       5,690       5,509        5,565       5,532
 Governmental            231         230         248          290         285
                      ------      ------      ------       ------      ------
  Total retail        15,841      15,667      14,700       15,386      15,039
 Sales for resale     15,497      13,950      15,413       16,087      13,618
                      ------      ------      ------       ------      ------
  Total               31,338      29,617      30,113       31,473      28,657
                      ======      ======      ======       ======      ======

                     Gulf States Utilities Company



                       1994 Financial Statements

                     GULF STATES UTILITIES COMPANY

                              DEFINITIONS


      Certain abbreviations or acronyms used in GSU's Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym            Term

AFUDC                       Allowance    for   Funds    Used    During
                            Construction

AP&L                        Arkansas Power & Light Company

Cajun                       Cajun Electric Power Cooperative, Inc.

DOE                         United States Department of Energy

Entergy or System           Entergy   Corporation  and   its   various
                            direct and indirect subsidiaries

Entergy Operations          Entergy Operations, Inc., a subsidiary  of
                            Entergy  that has operating responsibility
                            for    Grand    Gulf   1,   River    Bend,
                            Waterford  3,  and  Arkansas  Nuclear  One
                            Steam Electric Generating Station

Entergy Power               Entergy  Power,  Inc.,  a  subsidiary   of
                            Entergy  Corporation that markets capacity
                            and   energy   for  resale  from   certain
                            generating facilities to other parties, principally non-affiliates

Entergy Services            Entergy Services, Inc.

EPAct                       The Energy Policy Act of 1992

FASB                        Financial Accounting Standards Board

FERC                        Federal Energy Regulatory Commission

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

KWH                         Kilowatt-Hour(s)

LP&L                        Louisiana Power & Light Company

LPSC                        Louisiana Public Service Commission

Money Pool                  Entergy  Money Pool, which allows  certain
                            System companies to borrow from, or lend to, certain other System companies

MP&L                        Mississippi Power & Light Company

Merger The combination transaction consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware corporation

NOPSI                       New Orleans Public Service Inc.

PUCT                        Public Utility Commission of Texas

Rate Cap The level of retail electric base rates in effect at December 31, 1993, for the
                            Louisiana  retail  jurisdiction,  and  the
                            level  in effect prior to the Texas Cities
                            Rate   Settlement  for  the  Texas  retail
                            jurisdiction,  that may  not  be  exceeded
                            for  the   five  years following  December
                            31, 1993

River Bend                  River   Bend   Steam  Electric  Generating
                            Station (nuclear), owned 70% by GSU

RUS                         Rural   Utility  Services  (formerly   the
                            Rural  Electrification  Administration  or
                            "REA")

SEC                         Securities and Exchange Commission

SFAS                        Statement    of    Financial    Accounting
                            Standards promulgated by the FASB

SFAS 106                    SFAS   106,  "Employers'  Accounting   for
                            Postretirement   Benefits    Other    Than
                            Pensions"

SFAS 109                    SFAS 109, "Accounting for Income Taxes"

System or Entergy           Entergy   Corporation  and   its   various
                            direct and indirect subsidiaries

System Agreement            Agreement, effective January 1,  1983,  as
                            amended   among   the   System   operating
                            companies  relating  to  the  sharing   of
                            generating   capacity  and   other   power
                            resources

System operating companies  AP&L,   GSU,   LP&L,  MP&L,   and   NOPSI,
                            collectively

                     GULF STATES UTILITIES COMPANY

                         REPORT OF MANAGEMENT


      The management of Gulf States Utilities Company has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

       To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

       The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/s/ Edwin Lupberger                     /s/ Gerald D. McInvale

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                     GULF STATES UTILITIES COMPANY

                   AUDIT COMMITTEE CHAIRMAN'S LETTER


      The Entergy Corporation Board of Directors' Audit Committee functions as the Audit Committee for Gulf States Utilities Company. The Audit Committee is comprised of four directors, who are not officers of GSU: H. Duke Shackelford (Chairman), Lucie J. Fjeldstad, Dr. Norman C. Francis, and James R. Nichols. The committee held four meetings during 1994.

     The Audit Committee oversees GSU's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

      The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Coopers & Lybrand L.L.P.) the overall scope and specific plans for their respective audits, as well as GSU's financial statements and the adequacy of GSU's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of GSU's internal controls, and the overall quality of GSU's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.



                                   /s/ H. Duke Shackelford

                                   H. DUKE SHACKELFORD
                                   Chairman, Audit Committee

                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Gulf States Utilities Company

      We have audited the accompanying balance sheets of Gulf States Utilities Company as of December 31, 1994 and 1993 and the related statements of income (loss), retained earnings and paid-in-capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 13 to the financial statements, the common stock of the Company was acquired on December 31, 1993.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

      As discussed in Note 2 to the financial statements, the net amount of capitalized costs for River Bend Unit I Nuclear Generating Plant (River Bend) exceed those costs currently being recovered through rates. At December 31, 1994, approximately $685 million is not currently being recovered through rates. If current regulatory and court orders are not modified, a write-off of all or a portion of such costs may be required. Additionally, as discussed in Note 2 to the financial statements, other rate-related contingencies exist which may result in refunds of revenues previously collected. The extent of such write-off of capitalized River Bend costs or refunds of revenues previously collected, if any, will not be determined until appropriate rate proceedings and court appeals have been concluded. Accordingly, the accompanying financial statements do not include any adjustments or provision for write-off or refund that might result from the outcome of these uncertainties.

     As discussed in Note 8 to the financial statements, civil actions have been initiated against the Company to, among other things, recover the co-owner's investment in River Bend and to annul the River Bend Joint Ownership Participation and Operating Agreement. The ultimate outcome of these proceedings cannot presently be determined.

      As discussed in Note 3 to the financial statements, in 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As discussed in Note 10 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", as of January 1, 1993. As discussed in Note 1 to the financial statements, as of
January 1, 1993, the Company began accruing revenues for energy delivered to customers but not yet billed. As discussed in Note 1 to the financial statements, the Company changed its accounting for power plant materials and supplies as of January 1, 1992.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
New Orleans, Louisiana
February 21, 1995, except for the last paragraph of "Filings with the PUCT and Texas Cities" in
Note 2, as to which the date is March 20, 1995

              GULF STATES UTILITIES COMPANY
                      BALANCE SHEETS
                         ASSETS

                                                               December 31,
                                                            1994         1993
                                                              (In Thousands)

Utility Plant:
  Electric                                               $6,842,726   $6,825,989
  Natural gas                                                44,505       42,786
  Steam products                                             77,307       75,689
  Property under capital leases                              82,914       86,039
  Construction work in progress                              96,176       50,080
  Nuclear fuel under capital leases                          80,042       94,828
                                                         ----------    ---------
           Total                                          7,223,670    7,175,411
  Less - accumulated depreciation and amortization        2,504,826    2,323,804
                                                         ----------    ---------
           Utility plant - net                            4,718,844    4,851,607
                                                         ----------    ---------

Other Property and Investments:
  Decommissioning trust fund                                 21,309       17,873
  Other - at cost (less accumulated depreciation)            29,315       29,360
                                                         ----------    ---------
           Total                                             50,624       47,233
                                                         ----------    ---------

Current Assets:
  Cash and cash equivalents:
    Cash                                                      8,063        3,012
    Temporary cash investments - at cost,
      which approximates market
     Associated companies                                     5,085            -
     Other                                                   91,496      258,337
                                                         ----------    ---------
           Total cash and cash equivalents                  104,644      261,349
  Accounts receivable:
    Customer (less allowance for doubtful accounts
      of $0.7 million in 1994 and $2.4 million in 1993)     167,745      117,369
    Associated companies                                     12,732            -
    Other                                                    20,706       18,371
    Accrued unbilled revenues                                39,470       32,572
  Deferred fuel costs                                         6,314        5,883
  Accumulated deferred income taxes                          49,457            -
  Fuel inventory                                             25,784       23,448
  Materials and supplies - at average cost                   90,054       86,831
  Rate deferrals                                            100,478       90,775
  Prepayments and other                                      13,754       48,948
                                                         ----------   ----------
           Total                                            631,138      685,546
                                                         ----------   ----------


Deferred Debits and Other Assets:
  Regulatory Assets:
    Rate deferrals                                          506,974      638,015
    SFAS 109 regulatory asset - net                         426,358      432,411
    Unamortized loss on reacquired debt                      63,994       70,970
    Other regulatory assets                                  35,168       40,690
  Long-term receivables                                     264,752      218,079
  Other                                                     145,609      152,800
                                                         ----------   ----------
           Total                                          1,442,855    1,552,965
                                                         ----------   ----------

           TOTAL                                         $6,843,461   $7,137,351
                                                         ==========   ==========


See Notes to Financial Statements.

              GULF STATES UTILITIES COMPANY
                      BALANCE SHEETS
             CAPITALIZATION AND LIABILITIES


                                                               December 31,
                                                             1994         1993
                                                              (In Thousands)

Capitalization:
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares in 1994 and 1993                            $114,055     $114,055
  Paid-in capital                                         1,152,336    1,152,304
  Retained earnings                                         264,626      666,401
                                                         ----------    ---------

           Total common shareholder's equity              1,531,017    1,932,760
  Preference stock                                          150,000      150,000
  Preferred stock:
    Without sinking fund                                    136,444      136,444
    With sinking fund                                        94,934      101,004
  Long-term debt                                          2,318,417    2,368,639
                                                         ----------    ---------
           Total                                          4,230,812    4,688,847
                                                         ----------    ---------

Other Noncurrent Liabilities:
  Obligations under capital leases                          125,691      152,359
  Other                                                      68,753       65,259
                                                         ----------    ---------
           Total                                            194,444      217,618
                                                         ----------    ---------

Current Liabilities:
  Currently maturing long-term debt                          50,425          425
  Accounts payable:
    Associated companies                                     31,722        2,745
    Other                                                   140,975      109,840
  Customer deposits                                          22,216       21,958
  Taxes accrued                                              12,478       22,856
  Interest accrued                                           55,327       59,516
  Nuclear refueling reserve                                  10,117       22,356
  Obligations under capital leases                           37,265       41,713
  Reserve for rate refund                                    56,972            -
  Other                                                     111,963       97,741
                                                         ----------    ---------
           Total                                            529,460      379,150
                                                         ----------    ---------

Deferred Credits:
  Accumulated deferred income taxes                       1,100,396    1,062,180
  Accumulated deferred investment tax credits               199,428      255,274
  Deferred River Bend finance charges                        82,406      106,765
  Other                                                     506,515      427,517
                                                         ----------    ---------
           Total                                          1,888,745    1,851,736
                                                         ----------    ---------

Commitments and Contingencies (Notes 2, 8,  and 9)

           TOTAL                                         $6,843,461   $7,137,351
                                                         ==========   ==========


See Notes to Financial Statements.



                GULF STATES UTILITIES COMPANY
                  STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                                     1994           1993         1992
                                                                               (In Thousands)

Operating Activities:
  Net income (loss)                                                ($82,755)        $78,862     $133,848
  Noncash items included in net income (loss):
    Extraordinary items                                                   -           1,259        9,597
    Cumulative effect of a change in  accounting principle                -         (10,660)      (4,032)
    Change in rate deferrals                                         96,979          61,115       52,946
    Depreciation and decommissioning                                197,151         190,405      188,393
    Deferred income taxes and investment tax credits                (62,171)         41,302       50,238
    Allowance for equity funds used during construction              (1,334)           (726)      (1,226)
    Write-off of plant held for future use                           85,476               -            -
  Changes in working capital:
    Receivables                                                     (72,341)          6,879        4,373
    Fuel inventory                                                   (2,336)         (2,289)      (4,152)
    Accounts payable                                                 60,112          11,072       (1,171)
    Taxes accrued                                                   (10,378)          3,764       (2,634)
    Interest accrued                                                 (4,189)         (2,497)     (15,276)
    Reserve for rate refund                                          56,972               -            -
    Other working capital accounts                                   33,781          (9,915)     (13,675)
  Decommissioning trust contributions                                (3,202)         (2,710)      (5,912)
  Purchased power settlement                                              -        (169,300)     (20,797)
  Other                                                              34,594          58,874      (22,992)
                                                                   --------        --------   ----------

    Net cash flow provided by operating activities                  326,359         255,435      347,528
                                                                   --------        --------   ----------

Investing Activities:
  Construction expenditures                                        (155,989)       (115,481)     (97,377)
  Proceeds received from sale of property                                 -               -       12,460
  Allowance for equity funds used during construction                 1,334             726        1,226
  Nuclear fuel purchases                                            (31,178)         (2,118)           -
  Proceeds from sale/leaseback of nuclear fuel                       29,386           2,118            -
  Refund of escrow account and other property                             -           5,921       13,091
                                                                   --------        --------   ----------

    Net cash flow used in investing activities                     (156,447)       (108,834)     (70,600)
                                                                   --------        --------   ----------

Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                                  -         338,379    1,185,260
    Other long-term debt                                            101,109          21,440       48,965
    Preference stock                                                      -         146,625            -
  Retirement of:
    First mortgage bonds                                                  -        (360,199)  (1,067,717)
    Other long-term debt                                           (102,425)        (18,398)    (127,161)
  Redemption of preferred and preference stock                       (6,070)       (174,841)    (174,226)
  Dividends paid:
    Common stock                                                   (289,100)              -            -
    Preferred and preference stock                                  (30,131)        (35,999)    (237,369)
                                                                   --------        --------   ----------

    Net cash flow used in financing activities                     (326,617)        (82,993)    (372,248)
                                                                   --------        --------   ----------
Net increase (decrease) in cash and cash equivalents               (156,705)         63,608      (95,320)

Cash and cash equivalents at beginning of period                    261,349         197,741      293,061
                                                                   --------        --------   ----------

Cash and cash equivalents at end of period                         $104,644        $261,349     $197,741
                                                                   ========        ========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $191,850        $197,058     $239,607
    Income taxes                                                       $251         $15,600       $8,000
  Noncash investing and financing activities:
    Capital lease obligations incurred                              $31,178         $17,143      $87,022
    Deficiency of fair value of decommissioning
      trust assets over amount invested                               ($915)              -            -

See Notes to Financial Statements.

                      GULF STATES UTILITIES COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES


     Liquidity is important to GSU due to the capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, GSU does require significant capital resources for the periodic maturity of certain series of debt and preferred stock and ongoing construction expenditures. Net cash flow from operations totaled $326 million, $255 million, and $348 million in 1994, 1993, and 1992, respectively. Cash flow from operations in 1993 includes nonrecurring items related to the payment of $169.3 million as a result of the settlement of a purchased power dispute. In recent years, this cash flow, supplemented by cash on hand, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. GSU's ability to fund these capital requirements with cash from operations, results in part from continued efforts to reduce costs as well as collections under River Bend rate phase-in plan of previously deferred amounts. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs; therefore, there is no effect on net income.) The River Bend rate phase-in plan will continue to contribute to GSU's cash position through 1998. See Note 2 for additional information on GSU's rate phase-in plan. Further, GSU has the ability to meet future capital requirements through future debt and preference stock issuances, as discussed below. See Note 8 for additional information on GSU's capital and refinancing requirements in 1995 - 1997. Also, to the extent current market interest and dividend rates allow, GSU may continue to refinance high-cost debt and preferred stock prior to maturity.

      In 1994, GSU paid to Entergy Corporation approximately $289.1 million of cash dividends on its common stock. Prior to 1994, GSU had not paid any cash dividends on its common stock since June 1986.

      On  March  20, 1995, the PUCT ordered GSU to implement  a  $72.9 million annual base rate reduction for the period March 31, 1994, through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction is applied retroactively to March 31, 1994. As a result, GSU recorded a $57 million reserve for reserve for rate refund in 1994. See Note 2 for additional information.

     Earnings coverage tests and bondable property additions limit the amount of first mortgage bonds and preferred stock that GSU can issue. As a result of the charges recorded in 1994 as discussed in Notes 12 and 13, GSU was precluded from issuing first mortgage bonds under its earnings coverage test as of December 31, 1994. As of December 31, 1994, GSU was unable to issue any additional preferred stock. There are no limitations on the issuance of preference stock. However, GSU has the ability to issue approximately $578 million of first mortgage bonds against the retirement of first mortgage bonds without satisfying an earnings coverage test.

      See Notes 5 and 6 for information on GSU's financing activities and Note 4 for information on GSU's short-term borrowings and lines of credit.

      See Notes 2 and 8 for information regarding litigation with Cajun, and River Bend rate appeals. Substantial write-offs or charges resulting from adverse rulings in these matters could result in substantial additional net losses being reported by GSU in 1995 and subsequent periods, with resulting substantial adverse adjustments to common shareholder's equity. Also, adverse resolution of these matters could adversely affect GSU's ability to continue to pay dividends and obtain financing, which could in turn affect GSU's liquidity.



         GULF STATES UTILITIES COMPANY
          STATEMENTS OF INCOME (LOSS)

                                                    For the Years Ended December 31,
                                                      1994        1993       1992
                                                              (In Thousands)

Operating Revenues:
  Electric                                         $1,719,201  $1,747,961  $1,694,536
  Natural gas                                          31,605      32,466      28,523
  Steam products                                       46,559      47,193      50,315
                                                   ----------  ----------  ----------
        Total                                       1,797,365   1,827,620   1,773,374
                                                   ----------  ----------  ----------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses and
     gas purchased for resale                         517,177     559,416     488,436
    Purchased power                                   203,773     134,936     136,716
    Nuclear refueling outage expenses                  12,684      10,706      29,087
    Other operation and maintenance                   494,865     458,677     409,378
  Depreciation and amortization                       197,151     190,405     188,393
  Taxes other than income taxes                        98,096      95,742      91,740
  Income taxes                                         (6,448)     46,007      38,058
  Amortization of rate deferrals                       66,416      61,115      52,946
                                                   ----------  ----------  ----------
        Total                                       1,583,714   1,557,004   1,434,754
                                                   ----------  ----------  ----------

Operating Income                                      213,651     270,616     338,620
                                                   ----------  ----------  ----------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                 1,334         726       1,226
  Write-off of plant held for future use              (85,476)          -           -
  Miscellaneous - net                                 (64,843)     19,996      64,837
  Income taxes                                         55,638     (12,009)    (17,801)
                                                   ----------  ----------  ----------
        Total                                         (93,347)      8,713      48,262
                                                   ----------  ----------  ----------

Interest Charges:
  Interest on long-term debt                          195,414     202,235     239,341
  Other interest - net                                  8,720       8,364       9,075
  Allowance for borrowed funds used
    during construction                                (1,075)       (731)       (947)
                                                   ----------  ----------  ----------
        Total                                         203,059     209,868     247,469
                                                   ----------  ----------  ----------
Income (Loss)  before Extraordinary Items and
  the Cumulative Effect of Accounting Changes         (82,755)     69,461     139,413

Extraordinary Items (net of income taxes)                   -      (1,259)     (9,597)

Cumulative Effect of Accounting
Changes (net of income taxes) (Note 1)                      -      10,660       4,032
                                                   ----------  ----------  ----------
Net Income (Loss)                                     (82,755)     78,862     133,848

Preferred and Preference Stock
  Dividend Requirements and Other                      29,919      35,581      49,702
                                                   ----------  ----------  ----------
Earnings (Loss) Applicable to Common Stock          ($112,674)    $43,281     $84,146
                                                   ==========  ==========  ==========
See Notes to Financial Statements.




                           GULF STATES UTILITIES COMPANY
                  STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL
                                                            For the Years Ended December 31,
                                                             1994        1993           1992
                                                                    (In Thousands)
Retained Earnings, January 1                             $  666,401  $  631,462     $  667,893
  Add:
    Net income (loss)                                       (82,755)     78,862        133,848
                                                         ----------  ----------     ----------
        Total                                               583,646     710,324        801,741
                                                         ----------  ----------     ----------
  Deduct:
    Dividends declared:
     Preferred and preference stock                          29,831      35,581        158,547
     Common stock                                           289,100           -              -
    Preferred and preference stock redemption                    89       8,342         11,732
                                                         ----------  ----------     ----------
        Total                                               319,020      43,923        170,279
                                                         ----------  ----------     ----------
Retained Earnings, December 31 (Note 7)                    $264,626  $  666,401       $631,462
                                                         ==========  ==========     ==========


Paid-in Capital, January 1                               $1,152,304     $67,316        $73,993
  Add:
    Issuance of 100 shares of no par common
      stock with a stated value of $114,055
      net of the retirement of 114,055,065 shares
      of no par common stock                                      -   1,086,868              -
    Gain (loss) on reacquisition of
      preferred and preference stock                             32      (1,880)        (6,677)
                                                         ----------  ----------     ----------
Paid-in Capital, December 31                             $1,152,336  $1,152,304        $67,316
                                                         ==========  ==========     ==========

See Notes to Financial Statements.

                     GULF STATES UTILITIES COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Net Income

     GSU incurred a net loss for the year 1994 due primarily to write-
offs   and   charges  associated  with  the  resolution   of   certain
contingencies  and  additional Merger-related costs  aggregating  $137 million  (see  Note  13), a base rate reduction ordered  by  the  PUCT applied retroactively to March 1994 (see Note 2), and restructuring costs (see Note 12). Net income decreased in 1993 due primarily to Merger-related charges recorded at year-end. Also contributing to the decrease was a rate refund and one-time credit resulting from a November 1993 rate settlement, the effect of implementing SFAS 106, and the impact in 1992 of reducing a purchased power settlement liability. The decrease in net income was partially offset by the one-time recording of the cumulative effect of the change in accounting
principle  for  unbilled revenues and its ongoing effects.   Effective
January 1, 1993, GSU began accruing as revenues the charges for energy delivered to customers but not yet billed. Electric and gas revenues were previously recorded on a cycle-billing basis. Excluding the above mentioned items, net income for 1993 would have been $139.2 million, an increase of $29.6 million which is due primarily to increased retail energy sales and decreased interest expense.

      Significant factors affecting the results of operations and causing variances between the years 1994 and 1993, and 1993 and 1992 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     Operating revenues decreased in 1994 due primarily to a base rate reduction ordered by the PUCT applied retroactively to March 1994 (see
Note 2) and lower retail fuel revenues partially offset by increased wholesale revenues associated with higher sales for resale and increased retail base revenue. The decrease in retail revenues is primarily due to a decrease in fuel recovery revenue and a November 1993 rate reduction in Texas. Energy sales increased due primarily to higher sales for resale as a result of GSU's participation in the System power pool.

     Operating revenues were higher in 1993 due primarily to increased residential and commercial energy sales resulting primarily from a return to more normal weather as compared to milder weather in 1992, and increased fuel adjustment revenues and collections of previously deferred River Bend costs, neither of which affects net income. These increases were partially offset by a refund and one-time credit to Texas retail customers resulting from a rate settlement.

      See "Selected Financial Data - Five-Year Comparison," following the notes, for information on operating revenues by source and KWH sales.

Expenses

      Operating expenses increased in 1994 due primarily to higher purchased power and other operation and maintenance expenses, partially offset by lower fuel for electric generation and fuel-
related expense and lower income tax expense. Purchased power increased in 1994 due to GSU's participation in joint dispatching through the System power pool resulting from increased energy sales as discussed above. In addition, the increase in purchased power expense in 1994 was also due to the recording of a provision for refund of disallowed purchased power costs resulting from a Louisiana Supreme Court ruling (see Note 2). Fuel, fuel-related expenses and gas purchased for resale decreased in 1994 primarily due to lower gas prices.


      Fuel for electric generation and fuel-related expenses increased in 1993 due primarily to a higher average per unit cost for gas resulting from increased gas prices in 1993 and increased generation, primarily at River Bend.

      Other operation and maintenance expenses increased in 1994 due primarily to charges associated with certain contingencies as discussed in Note 13, additional Merger-related costs and restructuring costs as discussed in Note 12.

      Other operation and maintenance expenses increased in 1993 due primarily to $52.3 million of Merger-related charges for financial investment advisor fees and early retirement and other severance plan provisions. Charges for other postemployment benefits increased resulting from the adoption of SFAS 106. Amortization of amounts in accordance with the River Bend phase-in plan also increased.

      Income taxes decreased in 1994 due primarily to lower pretax income resulting from the charges discussed above.

Other

      Other miscellaneous income decreased due to the write-off of plant held for future use in 1994 (see Note 13), establishment of a reserve related to the Cajun River Bend litigation (see Note 8), the write-off of previously disallowed rate deferrals, and obsolete spare parts, partially offset by lower interest expense as a result of the continued refinancing of high-cost debt.

      Income  taxes  decreased in 1994 due primarily to   the  charges
discussed above.

     Other miscellaneous income decreased in 1993 due primarily to the 1992 effect of reducing a liability relating to a purchased power
settlement.   In  accordance with the settlement,  the  liability  was
based upon the price of GSU common stock as of the November 1991 settlement and was subsequently reduced as the price of GSU common stock increased. Interest expense declined in 1993 as a result of the continued refinancing of high-cost debt.

                     GULF STATES UTILITIES COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition

       The electric utility industry is becoming increasingly competitive and GSU is seeking to become a leading competitor in the changing electric energy business. Competition presents GSU with many challenges. The following have been identified by GSU as its major competitive challenges.

                   Retail and Wholesale Rate Issues

       Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. GSU implemented shared-savings plans as part of the Merger. Recognizing that many industrial customers have energy alternatives, GSU continues to work with these customers to address their needs. In certain cases, competitive prices are negotiated, using variable rate designs.

      In connection with the Merger, GSU agreed with the LPSC and PUCT to a five-year Rate Cap on retail electric rates, and to pass through to retail customers the fuel savings and a certain percentage of the nonfuel savings created by the Merger. Under the terms of their respective Merger agreements, the LPSC and PUCT have reviewed GSU's base rates during the first post-Merger earnings analysis for reasonableness of its return on equity. The LPSC ordered a $12.7 million annual rate reduction effective January 1, 1995. GSU received an injunction delaying implementation of $8.3 million of the reduction and on January 1, 1995, reduced rates by $4.4 million. The entire $12.7 million is being appealed. On March 20, 1995, the PUCT ordered a $72.9 million annual base rate reduction for the period March 31, 1994, through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction is applied retroactively to March 31, 1994. The rate reduction is being appealed and no assurance can be given as to the timing or outcome of the appeal. See
Note 2 for further information.

     See Note 2 for information on the settlement of several PUCT fuel cost reviews and the continuing likelihood of future reviews.

      Retail wheeling, the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's service territory, is evolving. Over a dozen states have been studying the concept of retail competition. In April 1994, the state of Michigan agreed to a five-year experiment that allows limited competition among public utilities. During the same month, the California Public Utilities Commission proposed to deregulate that state's electric power industry, starting on January 1, 1996, to allow the largest industrial customers to select the lowest cost supplier for electricity service. Under the proposal, by the year 2002, smaller companies and residential customers in California would also be able to buy power from any suppliers. The California Public Utilities Commission is currently reviewing its decision and is expected to make a ruling in the first half of 1995. The retail market for electricity is expected to become more competitive with such moves toward deregulation.

      In some areas of the country, municipalities (or comparable entities) whose residents are served at retail by an investor-owned utility pursuant to a franchise are exploring the possibility of establishing new or extending existing distribution systems or seeking new delivery points in order to serve retail customers, especially large industrial customers, that currently receive service from an investor-owned utility. These options depend on the terms of a utility's franchise as well as on state law and regulation. In addition, FERC's authority to order utilities to transmit for a new or expanding municipal system is limited in certain respects. Where successful, however, the establishment of a municipal system or the acquisition by a municipal system of a utility's customers could result in the inability to recover costs that the utility has incurred in serving those customers.

      In mid-1994, the FERC issued a notice of proposed rulemaking concerning a regulatory framework for dealing with recovery of stranded costs, such as high cost nuclear generating units, which may be incurred by electric utilities as a result of increased competition. In addition to addressing recovery of stranded costs related to wholesale service, the proposal requested comment as to recovery of retail stranded costs in transmission rates where state regulatory authorities failed to address the issue or were in conflict. Comments and reply comments have been filed, and the matter is pending. The risk of exposure to stranded costs which may result from competition in the industry will depend on the extent and timing of retail competition, the resolution of jurisdictional issues concerning stranded cost recovery, and the extent to which such costs are recovered from departing or remaining customers, among other matters.

     Cogeneration projects developed or considered by certain of GSU's industrial customers over the last several years have resulted in GSU developing and securing approval of rates lower than the rates previously approved by the PUCT and LPSC for such industrial customers. Such rates are designed to retain such customers, and to compete for and develop new loads, and do not presently recover GSU's full cost of service. The pricing agreements at non-full cost of service based rates fully recover all related costs but provide only a minimal return. Substantially all of such pricing agreements expire no later than 1997. In 1994, KWH sales to GSU's industrial customers at non-full cost of service rates, which make up approximately 28% of the total industrial class, increased 13%. Sales to the remaining industrial customers increased 2%.

      In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. On October 31, 1994, as amended on January 25, 1995, Entergy Services filed with FERC revised transmission tariffs intended to provide access to transmission service on the same or comparable basis, terms, and conditions as the Entergy operating companies, and the matter is pending. Open access and market pricing, once in effect, will increase marketing opportunities for GSU, but will also expose GSU to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

      In light of the rate issues discussed above, GSU is aggressively reducing costs to avoid potential earnings erosions that might result as well as to become more competitive. In 1994, GSU announced a restructuring program related to certain of its operating units. This program is designed to reduce costs and improve operating efficiencies. See Note 12 for further information. Also, in response to an increasingly competitive environment, GSU is continuing to work with the PUCT regarding integrated resource planning.

                       The Energy Policy Act of 1992

     The EPAct addresses a wide range of energy issues and is altering the way Entergy and the rest of the electric utility industry operate. The EPAct encourages competition and affords utilities the opportunities, and the risks, associated with an open and more competitive market environment. The EPAct creates exemptions from regulation under the Holding Company Act and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for sales at wholesale. The EPAct also gives FERC the authority to order investor-owned utilities, including GSU, to transmit power and energy to or for wholesale purchasers and sellers. The law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. Both GSU and Entergy Power expect to compete in this market.

Litigation and Regulatory Proceedings

      See Note 2 for information on the possible material adverse effects on GSU's financial condition and results of operations as a result of substantial write-offs and/or refunds in connection with outstanding appeals and remands regarding approximately $1.4 billion of abeyed company-wide River Bend plant costs and approximately $187 million ($170 million net of tax) of Texas retail jurisdiction deferred River Bend operating and carrying costs.

Entergy Corporation-GSU Merger

      The acquisition of GSU by Entergy Corporation was the largest electric utility merger in United States history. Entergy expects to achieve $850 million in fuel cost savings and $670 million in operation and maintenance expense savings over ten years as a result of the Merger. For further information, see Note 2.

     See Note 8 for information on the bankruptcy proceedings of Cajun and litigation with Cajun concerning Cajun's ownership interest in River Bend and the related possible material adverse effects on GSU's financial condition.

Deregulated Portion of River Bend

      As of December 31, 1994, GSU had not recovered a significant amount of its investment in, or received any return associated with, the portion of River Bend included in the deregulated asset plan in Louisiana and the portion of River Bend placed in abeyance as part of the Texas rate order which went into effect in July 1988. See Note 2 for further information. Future earnings will continue to be limited as long as the limited recovery of the investment and lack of return continue.

      For the year ended December 31, 1994, GSU recorded revenues resulting from the sale of electricity from the deregulated asset plan of approximately $34.1 million. Operation and maintenance expenses, including fuel, were approximately $30 million, and depreciation expense associated with the deregulated asset plan investment was approximately $16.7 million for the year ended December 31, 1994. For the year ended December 31, 1994, GSU recorded nonfuel revenue of $32.5 million (included in the $34.1 million of total deregulated asset plan revenue discussed above) which, absent the deregulated asset plan, would not have been realized. The operation and maintenance expenses and depreciation expense allocated to the deregulated asset plan as detailed above would have been incurred at River Bend with or without the deregulated asset plan. The future impact of the deregulated asset plan on GSU's results of operations and financial position will depend on River Bend's future operating costs, the unit's efficiency and availability, and the future market for energy over the remaining life of the unit. Based on current estimates of the factors discussed above, GSU anticipates that future revenues from the deregulated asset plan will fully recover all related costs.

Property Tax Exemptions

     Exemption from the payment of property taxes on River Bend, which has been in effect for 10 years, will expire in December 1996. GSU is working with Louisiana local taxing authorities to determine the method for calculating the amount of the property taxes to be paid when the exemption expires. GSU believes that any property taxes allocated to its retail jurisdictions will be recovered from those customers in rates.

Environmental Issues

      GSU has been notified by the U. S. Environmental Protection Agency (EPA) that it has been designated as a potentially responsible party for the cleanup of sites on which GSU and others have or have been alleged to have disposed of material designated as hazardous waste. GSU is currently negotiating with the EPA and state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on GSU premises. While the amounts at issue in the cleanup efforts and suits may be substantial, GSU believes that its results of operations and financial condition will not be materially affected by the outcome of the suits. See Note 8 for further information.

Accounting Issues

      Proposed Accounting Standards - The FASB has proposed a SFAS on "Accounting for the Impairment of Long-Lived Assets," effective January 1, 1996. The proposed standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. Note 2 describes regulatory assets of $170 million (net of tax) related to Texas retail deferred River Bend operating and carrying costs. Management believes these deferred costs will be required to be written off under the provisions of the new standard unless there are favorable regulatory or court actions related to these costs prior to the adoption of the new standard by GSU. Certain other operations of GSU are potentially affected by this standard, and any resulting write-offs will depend on future operating costs, generating units' efficiency and availability, and the future market for energy over the remaining life of the units. Based on current estimates, GSU anticipates that future revenues will fully recover the costs of such operations.

      Continued Application of SFAS 71 - GSU's financial statements currently reflect, for the most part, assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." As discussed above, the electric utility industry is changing and these changes could possibly result in the discontinuance of the application of SFAS 71, which would result in the elimination of regulatory assets and liabilities. See Note 1 for further information.

      Accounting for Decommissioning Costs - The FASB is currently reviewing the accounting for decommissioning of nuclear plants. This project could possibly change GSU's, as well as the entire utility industry's, accounting for such costs. For further information, see
Note 8.

                     GULF STATES UTILITIES COMPANY

                     NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GSU maintains accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

      Prior to January 1, 1993, GSU recognized electric and gas revenues when billed. To provide a better matching of revenues and expenses, effective January 1, 1993, GSU adopted a change in accounting principle to provide for accrual of the nonfuel portion of estimated unbilled revenues. The cumulative effect of this accounting change as of January 1, 1993 for the Texas retail jurisdiction, wholesale jurisdiction, and gas department increased 1993 net income by $10.7 million, net of related income taxes of $6.9 million. Had this new accounting method been in effect during prior years, net income before the cumulative effect would not have been materially different from that shown in the accompanying financial statements.

      In the Louisiana retail jurisdiction, the LPSC issued a rate order, effective March 1, 1991, which required GSU to defer the initial effect when and if GSU changed its accounting for unbilled revenue. The amount of unbilled revenues in the Louisiana retail jurisdiction was $16.6 million at January 1, 1993. Because of the LPSC rate order, GSU recorded a deferred credit of $16.6 million. There was no cumulative effect of the change recorded in operations. If the LPSC order were to be revised, the net income effect would be $10.1 million, net of related income taxes of $6.5 million. Changes in unbilled revenues in the Louisiana retail jurisdiction subsequent to January 1, 1993 have been recorded in operations. See Note 2 regarding recent LPSC rate actions regarding the deferred unbilled revenues.

      GSU's wholesale and Louisiana retail rate schedules include fuel adjustment clauses that allow deferral of fuel costs until such costs are reflected in the related revenues. Although deferred fuel accounting is also practiced in Texas, the Texas retail rate schedules include a fixed fuel factor approved by the PUCT, which remains in effect until changed as part of a general rate case, fuel reconciliation, or a fixed fuel factor filing. Reconcilable fuel and purchased power costs in excess of those included in base rates or recovered through fuel adjustment clauses are deferred (or accrued) until such costs are billed (or credited) to customers.

Utility Plant

      Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of GSU's utility plant is subject to the lien of its mortgage indenture.

      Total GSU net electric utility plant in service of $4.50 billion as of December 31, 1994 includes $3.22 billion of production plant, $.44 billion of transmission plant, $.69 billion of distribution plant and $.15 billion of other plant.

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and cost of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 2.7% in 1994, 1993, and 1992.

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. GSU's AFUDC rates were as follows:

       January 1, 1992 - March 31, 1992         11.75%
       April 1, 1992 - March 31, 1993           10.75%
       April 1, 1993 - December 31, 1993        10.50%
       1994 effective composite rate            10.20%

Jointly-Owned Facilities

      GSU owns undivided interests in three jointly-owned electric generating stations and records the investment and expenses associated with these generating stations to the extent of its ownership interest. As of December 31, 1994, GSU's investment and accumulated depreciation in these generating stations were as follows:

                                    Total
                           Fuel    Megawatt                         Accumulated
   Generating Stations     Type   Capability  Ownership  Investment Depreciation
                                                              (In Thousands)
   River Bend Unit 1      Nuclear     936        70%      $3,080,019   $617,002
   Roy S. Nelson Unit 6    Coal       550        70%      $  390,033   $145,897
   Big Cajun 2, Unit 3     Coal       540        42%      $  219,788   $ 74,442

     See Note 8 for information regarding the current status of Cajun's 30% undivided ownership interest in River Bend.

Income Taxes

      GSU, its parent, and affiliates file a consolidated federal income tax return. Income taxes are allocated to GSU in proportion to its contribution to the consolidated taxable income. SEC regulations require that no Entergy Corporation subsidiary pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in Note 3, in 1993 GSU changed its accounting for income taxes to conform with SFAS 109.

Inventories

      GSU's fuel inventories (fuel oil and natural gas) are valued at weighted average cost.

Accounting for Power Plant Materials and Supplies

      During the first quarter of 1992, accounting procedures were changed to include in inventory, power plant materials and supplies previously expensed or capitalized as plant in service. GSU believed this change provided a better matching of costs with related revenues. The change resulted from recommendations during audits by FERC and the LPSC, in addition to a general change in industry practice. The pro forma effect of retroactive application on any period prior to 1992 was not determinable as, prior to this change, GSU did not perform the physical inventory counts necessary to determine inventory balances in prior periods. The effect of the change was to increase materials and supplies by $76.6 million, of which $41.1 million associated with GSU's Texas and Louisiana retail jurisdictions was deferred, and to decrease amounts previously capitalized, primarily plant in service, by $29 million. Amounts deferred for the Louisiana retail jurisdiction are currently being amortized to income over approximately seven years, through February 1998, while amounts deferred for the Texas retail jurisdiction are expected to be amortized to income in future years. The cumulative effect of this accounting change as of January 1, 1992, which relates to the operations on which GSU has discontinued regulatory accounting principles, amounted to $6.5 million before the related income tax effect of $2.5 million.

Reacquired Debt

      The premiums and costs associated with reacquired debt are amortized over the life of the related new issuances for the portions of the business accounted for in accordance with generally accepted accounting principles for regulated enterprises.

      During 1992, GSU extinguished over $1 billion of long-term debt through refinancings. A loss of $81.8 million was recorded associated with the extinguished debt of which $67.2 million of the loss was deferred, representing the portion of GSU's operations allocable to the Texas and Louisiana retail jurisdictions, and began to amortize that amount over the life of the new debt sold to retire the existing debt. A loss of $9.6 million, net of related income taxes of $5 million, was charged to income in 1992 as an extraordinary item. Further, refinancings of long-term debt during 1993 resulted in an extraordinary loss of $1.3 million, net of $.7 million of related taxes.

Cash and Cash Equivalents

      GSU considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Continued Application of SFAS 71

      As a result of the EPAct and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. GSU's financial statements, for the most part, currently reflect assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS. 71, "Accounting for the Effects of Certain Types of Regulation." Continued applicability of SFAS 71 to GSU's financial statements requires that rates set by an independent regulator on a cost of service basis (including a reasonable rate of return on invested capital) can actually be charged to and collected from customers.

      In the event that either all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion. That discontinuation should be reported by elimination from the balance sheet of the effects of any actions of regulators recorded as regulatory assets and liabilities.

      As of December 31, 1994, and for the foreseeable future, GSU's financial statements continue to follow SFAS 71, with the exceptions noted below.

SFAS 101

       SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," specifies how an enterprise that ceases to meet the criteria for application of SFAS 71, to all or part of its operations should report that event in its financial statements. GSU discontinued regulatory accounting principles for its wholesale jurisdiction and steam department, and the Louisiana deregulated portion of River Bend, during 1989 and 1991, respectively.

Fair Value Disclosure

      The estimated fair value of financial instruments has been determined by GSU using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that GSU could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

      GSU considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. See Notes 5, 6, and 8 for additional fair value disclosure.

      The System adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. As a result, as of December 31, 1994, GSU recorded on the balance sheet an additional reduction of $0.9 million in decommissioning trust funds, representing the amount by which the fair value of the securities held in such funds exceeds the amounts recovered in rates for decommissioning and deposited in the funds and the related earnings on the amounts deposited. Due to the regulatory treatment for decommissioning trust funds, the System recorded an offsetting amount in unrealized losses on investment securities as a regulatory asset.


NOTE 2. RATE AND REGULATORY MATTERS

River Bend

      In May 1988, the PUCT granted GSU a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding of prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. The PUCT affirmed that the ultimate rate treatment of such amounts would be subject to future demonstration of the prudence of such costs. GSU and intervening parties appealed this order (Rate Appeal) and GSU filed a separate rate case asking that the abeyed River Bend plant costs be found prudent (Separate Rate Case). Intervening parties filed suit in a Texas district court to prohibit the Separate Rate Case. The district court's decision was ultimately appealed to the Texas Supreme Court, which ruled in 1990 that the prudence of the purported abeyed costs could not be relitigated in a separate rate proceeding. The Texas Supreme Court's decision stated that all issues relating to the merits of the original PUCT order, including the prudence of all River Bend-related costs, should be addressed in the Rate Appeal.

      In October 1991, the Texas district court in the Rate Appeal issued an order holding that, while it was clear the PUCT made an error in assuming it could set aside $1.4 billion of the total costs of River Bend and consider them in a later proceeding, the PUCT, nevertheless, found that GSU had not met its burden of proof related to the amounts placed in abeyance. The court also ruled that the Allowed Deferrals should not be included in rate base. The court further stated that the PUCT had erred in reducing GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988. The court remanded the case to the PUCT with instructions as to the proper handling of the Allowed Deferrals. GSU's motion for rehearing was denied and, in December 1991, GSU filed an appeal of the October 1991 district court order. The PUCT also appealed the October 1991 district court order, which served to supersede the district court's judgment, rendering it unenforceable under Texas law.

      In August 1994, the Texas Third District Court of Appeals (the Appellate Court) affirmed the district court's decision that there was substantial evidence to support the PUCT's 1988 decision not to include the abeyed construction costs in GSU's rate base. While acknowledging that the PUCT had exceeded its authority when it attempted to defer a decision on the inclusion of those costs in rate base in order to allow GSU a further opportunity to demonstrate the prudence of those costs in a subsequent proceeding, the Appellate Court found that GSU had suffered no harm or lack of due process as a result of the PUCT's error. Accordingly, the Appellate Court held that the PUCT's action had the effect of disallowing the company-wide $1.4 billion of River Bend construction costs for ratemaking purposes. In its August 1994 opinion, the Appellate Court also held that GSU's deferred operating and maintenance costs associated with the allowed portion of River Bend should be included in rate base and that GSU's deferred River Bend carrying costs included in the Allowed Deferrals should also be included in rate base. The Appellate Court's August 1994 opinion affirmed the PUCT's original order in this case.

      The Appellate Court's August 1994 opinion was entered by two judges, with a third judge dissenting. The dissenting opinion states that the result of the majority opinion is, among other things, to deprive GSU of due process at the PUCT because the PUCT never reached a finding on the $1.4 billion of construction costs.

      In October 1994, the Appellate Court denied GSU's motion for rehearing on the August 1994 opinion as to the $1.4 billion in River Bend construction costs and other matters. GSU appealed the Appellate Court's decision to the Texas Supreme Court, where it is pending.

      As of December 31, 1994, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, the River Bend plant costs held in abeyance, and the related operating and carrying cost deferrals totaled (net of taxes) approximately $13 million, $280 million (both net of depreciation), and $170 million, respectively. Allowed Deferrals were approximately $107 million, net of taxes and amortization, as of December 31, 1994. GSU estimates it has collected approximately $158 million of revenues as of December 31, 1994, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future revenues based upon those allowed deferrals could also be lost, and no assurance can be given as to whether or not refunds of revenue received based upon such deferred costs previously recorded will be required.

      No assurance can be given as to the timing or outcome of the remands or appeals described above. Pending further developments in these cases, GSU has made no write-offs or reserves for the River Bend-
related  costs.   Management believes, based  on  advice  from  Clark,
Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate Caps imposed by the PUCT's regulatory approval of the Merger could result in GSU being unable to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the Rate Caps are in effect. At this time, management and legal counsel are unable to predict the amount, if any, of the abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. A net of tax write-off as of December 31, 1994, of up to $293 million could be required based on an ultimate adverse ruling by the PUCT on the abeyed and disallowed costs.

     In prior proceedings, the PUCT has held that the original cost of nuclear power plants will be included in rates to the extent those costs were prudently incurred. Based upon the PUCT's prior decisions, management believes that its River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover in rate base, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. However, management also recognizes that it is reasonably possible that not all of the abeyed River Bend plant costs may ultimately be recovered.

     As part of its direct case in the Separate Rate Case, GSU filed a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements and provided other support for the remainder of the abeyed amounts.

      There have been four other rate proceedings in Texas involving nuclear power plants. Investment in the plants ultimately disallowed ranged from 0% to 15%. Each case was unique, and the disallowances in each were made on a case-by-case basis for different reasons. Appeals of two of these PUCT decisions are currently pending.

      The following factors support management's position that a loss contingency requiring accrual has not occurred, and its belief that all, or substantially all, of the abeyed plant costs will ultimately be recovered:

     1. The $1.4 billion of abeyed River Bend plant costs have never been ruled imprudent and disallowed by the PUCT.
     2. Sandlin Associates' analysis which supports the prudence of substantially all of the abeyed construction costs.
     3. Historical inclusion by the PUCT of prudent construction costs in rate base.
     4. The analysis of GSU's internal legal staff, which has considerable experience in Texas rate case litigation.

      Additionally, management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates. Management also believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the deferred costs related to the $1.4 billion of abeyed River Bend plant costs will be recovered in rates to the extent that the $1.4 billion of abeyed River Bend plant is recovered. However, a net of tax write-off of the $170 million of deferred costs related to the $1.4 billion of abeyed River Bend plant costs would be required if they are not allowed to be recovered in rates.

     A proposed accounting standard, "Accounting for the Impairment of Long-Lived Assets," which is expected to become effective January 1, 1996, may require the write-off of the $170 million of rate deferrals discussed above, upon adoption of the standard unless there are favorable regulatory or court actions related to these costs prior to adoption.

Merger-Related Rate Agreements

      In November 1993, Entergy Corporation, AP&L, MP&L, and NOPSI entered into separate settlement agreements whereby the APSC, MPSC, and Council agreed to withdraw from the SEC proceeding related to the Merger. In return AP&L, MP&L, and NOPSI agreed, among other things, that their retail ratepayers would be protected from (1) increases in the cost of capital resulting from risks associated with the Merger,
(2) recovery of any portion of the acquisition premium or transactional costs associated with the Merger, (3) certain direct allocations of costs associated with GSU's River Bend nuclear unit, and (4) any losses of GSU resulting from resolution of litigation in connection with its ownership of River Bend.

     The LPSC and the PUCT approved separate regulatory proposals that include the following elements: (1) a five-year Rate Cap on GSU's retail electric base rates in the respective states, except for force majeure (defined to include, among other things, war, natural catastrophes, and high inflation); (2) a provision for passing through to retail customers in the respective states the jurisdictional portion of the fuel savings created by the Merger; and (3) a mechanism for tracking nonfuel operation and maintenance savings created by the Merger. The LPSC regulatory plan provides that such nonfuel savings will be shared 60% by the shareholder and 40% by ratepayers during the eight years following the Merger. The LPSC plan requires regulatory filings each year by the end of May through 2001. The PUCT regulatory plan provides that such savings will be shared equally by the shareholder and ratepayers, except that the shareholder's portion will be reduced by $2.6 million per year on a total company basis in years four through eight. The PUCT plan also requires a series of future regulatory filings in November 1996, 1998, and 2001, to ensure that ratepayers' share of such savings be reflected in rates on a timely basis and requires Entergy Corporation to hold GSU's Texas retail customers harmless from the effects of the removal by FERC of a 40% cap on the amount of fuel savings GSU may be required to transfer to other System operating companies under the FERC tracking mechanism (see below). On January 14, 1994, Entergy Corporation filed a request for rehearing of FERC's December 15, 1993, order approving the Merger requesting that FERC restore the 40% cap provision in the fuel cost protection mechanism. The matter is pending.

     FERC approved certain rate schedule changes to integrate GSU into the System Agreement. Certain commitments were adopted to provide reasonable assurance that the ratepayers of AP&L, LP&L, MP&L, and NOPSI will not be allocated higher costs, including, among other things, (1) a tracking mechanism to protect AP&L, LP&L, MP&L, and NOPSI from certain unexpected increases in fuel costs, (2) the distribution of profits from power sales contracts entered into prior to the Merger, (3) a methodology to estimate the cost of capital in future FERC proceedings, and (4) a stipulation that AP&L, LP&L, MP&L, and NOPSI will be insulated from certain direct effects on capacity equalization payments should GSU acquire Cajun's 30% share in River Bend (see Note 8).

Filings with the PUCT and Texas Cities

      In March 1994, the Texas Office of Public Utility Counsel and certain cities served by GSU instituted an investigation of the reasonableness of GSU's rates. In June 1994, GSU provided the cities with information that GSU believed supported the current rate level. GSU filed the same information with the PUCT in June 1994, pursuant to provisions of the Merger. In September 1994, the various cities adopted ordinances directing GSU to reduce its Texas retail rates by $45.9 million. GSU appealed the cities' ordinances to the PUCT for a determination of reasonableness of GSU's rates.

     In November 1994, those cities that intervened in the PUCT appeal filed testimony with the PUCT supporting a $118 million base rate reduction in lieu of the previously proposed $45.9 million reduction. In November 1994, the PUCT staff filed testimony that supported a $38.2 million base rate reduction. GSU filed information with the PUCT that it believed supported the current level of rates. Hearings were held in December 1994 and on March 20, 1995, the PUCT ordered a $72.9 million annual base rate reduction for the period March 31, 1994, through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction is applied retroactively to March 31, 1994. As a result, GSU recorded in 1994 a $57 million reserve for rate refund and a $12.8 million reserve for franchise taxes to be refunded. These charges reduced net income after tax by $41.6 million. The rate reduction is being appealed and no assurance can be given as to the timing or outcome of the appeal.

Texas Cities Rate Settlement - 1993

      In June 1993, 13 cities within GSU's Texas service area instituted an investigation to determine whether GSU's current rates were justified. In October 1993, the general counsel of the PUCT instituted an inquiry into the reasonableness of GSU's rates. In November 1993, a settlement agreement was filed with the PUCT which provided for an initial reduction in GSU's annual retail base revenues in Texas of approximately $22.5 million effective for electric usage on or after November 1, 1993, and a second reduction of $20 million effective September 1994. Pursuant to the settlement, GSU reduced rates with a $20 million one-time bill credit in December 1993, and refunded approximately $3 million to Texas retail customers on bills rendered in December 1993. The PUCT approved the settlement agreement on July 21, 1994. The cities' rate inquiries were settled earlier on the same terms.

LPSC Rate Order - 1994

      In May 1994, GSU made the required first post-Merger earnings analysis filing with the LPSC. On December 14, 1994, the LPSC ordered a $12.7 million annual rate reduction for GSU effective January 1995. The rate order included, among other things, a reduction in GSU's Louisiana jurisdictional authorized return on equity from 12.75% to 10.95% and the amortization for the benefit of the customers of $8.3 million of previously deferred unbilled revenue, representing one-half of the total resulting from a change in accounting discussed in Note
1. On December 28, 1994, GSU received a preliminary injunction from the 19th Judicial District Court regarding $8.3 million of the reduction. On January 1, 1995, GSU reduced rates by $4.4 million. The entire $12.7 million reduction is being appealed and no assurance can be given as to the timing or outcome of the appeal.

PUCT Fuel Cost Review (December 1, 1986 - September 30, 1991)

      In January 1992, GSU applied to the PUCT for a new fixed fuel factor and requested a final reconciliation of fuel and purchased power costs incurred between December 1, 1986 and September 30, 1991. GSU proposed to recover net underrecoveries and interest (including underrecoveries related to Nelson Industrial Steam Company (NISCO), discussed below) over a twelve-month period.

      In April 1993, the presiding PUCT administrative law judge (ALJ) issued a report concluding that GSU incurred approximately $117 million of nonreimbursable fuel costs on a company-wide basis (approximately $50 million on a Texas retail jurisdictional basis) during the reconciliation period. Included in the nonreimbursable fuel costs were payments above GSU's avoided cost rate for power purchased from NISCO. The PUCT ordered in 1986 that the purchased power costs from NISCO in excess of GSU's avoided costs be disallowed. The PUCT disallowance resulted in approximately $12 million to $15 million of unrecovered purchased power costs on an annual basis, which GSU continued to expense as the costs were incurred. In April 1991, the Texas Supreme Court, in the appeal of such order, ordered the PUCT to allow GSU to recover purchased power payments in excess of its avoided cost in future proceedings, if GSU established to the PUCT's satisfaction that the payments were reasonable and necessary expenses.

      In  June  1993,  the  PUCT concluded that  the  purchased  power payments made to NISCO in excess of GSU's avoided cost were not reasonably incurred. As a result of the order, GSU recorded additional fuel expenses (including interest) of $2.8 million for non-NISCO related items. The PUCT's order resulted in no additional expenses related to the NISCO issue, or for overcollections related to the fixed fuel factor, as those charges were expensed by GSU as they were incurred. The PUCT concluded that GSU had over-collected its fuel costs in Texas and ordered GSU to refund approximately $33.8 million to its Texas retail customers, including approximately $7.5 million of interest. In that proceeding, the PUCT also set GSU's fixed fuel factor in Texas at 1.84 cents per KWH in response to GSU's request that the factor be set at 2.02 cents per KWH. In October 1993, GSU appealed the PUCT's order to the Travis County District Court where the matter is still pending. No assurance can be given as to the timing or outcome of that appeal. In a subsequent proceeding to review GSU's fuel factor, the PUCT approved GSU's request to further reduce its fixed fuel factor in Texas to 1.78 cents per KWH from 1.84 cents per KWH.

PUCT Fuel Cost Review (October 1, 1991 - December  31, 1993)

      On January 9, 1995, GSU and various parties reached an agreement for the reconciliation of over- and under-recovery of fuel and purchased power expenses for the period October 1, 1991, through December 31, 1993. While the settlement still requires PUCT approval, GSU believes it will ultimately be approved and has accordingly recorded a reserve of $7.6 million.

LPSC Fuel Cost Review

      In November 1993, the LPSC ordered a review of GSU's fuel costs for the period October 1988 through September 1991 (Phase 1) based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. In July 1994, the LPSC ruled in the Phase 1 fuel review case and ordered GSU to refund approximately $27 million to its customers. Under the order, a refund of $13.1 million, which was not contested under a Louisiana Supreme Court decision as discussed below, was made through a billing credit on August 1994 bills. In August 1994, GSU appealed the remaining portion of the LPSC ordered refund to the district court. GSU has made no reserve for the remaining portion, pending outcome of the district court appeal, and no assurance can be given as to the timing or outcome of the appeal.

     On January 18, 1995, GSU met with the Special Counsel of the LPSC to discuss the procedural schedule for the upcoming fuel review (Phase
II). The period under investigation was determined to be from October 1991 to December 1994. Hearings are scheduled to begin in July 1995.

      In February 1990, the LPSC disallowed the pass-through to ratepayers for the portion of GSU's cost to purchase power from NISCO representing the excess of NISCO's purchase price of the units over GSU's depreciated cost of the units. GSU appealed the 1990 order. In March 1994, the Louisiana Supreme Court ruled in favor of the LPSC. GSU recorded an estimated refund provision of $13.1 million, before related income taxes of $5.3 million.

Deregulated Asset Plan

    A deregulated asset plan representing an unregulated portion (approximately 22%) of River Bend (plant costs, generation, revenues, and expenses) was established pursuant to a January 1992 LPSC order.
The plan allows GSU to sell such generation to Louisiana retail customers at 4.6 cents per KWH or off-system at higher prices with certain sharing provisions for such incremental revenue.

River Bend Cost Deferrals

      GSU deferred approximately $369 million of River Bend operating costs, purchased power costs, and accrued carrying charges pursuant to a 1986 PUCT accounting order. Approximately $182 million of these costs are being amortized over a 20-year period, and the remaining $187 million are not being amortized pending the ultimate outcome of the Rate Appeal. As of December 31, 1994, the unamortized balance of these costs was $321 million. Further, GSU deferred approximately $400.4 million of similar costs pursuant to a 1986 LPSC accounting order. These costs, of which approximately $122 million are unamortized as of December 31, 1994, are being amortized over a 10-year period ending in 1997.

      In accordance with a phase-in plan approved by the LPSC, GSU deferred $294 million of its River Bend costs related to the period February 1988 through February 1991. GSU has amortized $129 million through December 31, 1994, and the remainder of $165 million will be recovered over approximately 3.2 years.


NOTE 3.   INCOME TAXES

     (1) Income tax expense (benefit) consisted of the following:


                                                              For the Years Ended December 31,
                                                                1994       1993         1992
                                                                       (In Thousands)
   Current
    Federal                                                  $     71      $16,714      $ 5,621
    State                                                          14            -            -
                                                             --------      -------      -------
     Total                                                         85       16,714        5,621
                                                             --------      -------      -------
   Deferred - net
    Liberalized depreciation                                   21,560       37,951       24,287
    Nuclear unit cancellation costs, net of amortization       (2,111)      (2,930)      (3,107)
    Fuel and purchased power costs (accrued)                    8,266        7,689         (669)
    Expenses deferred for tax purposes                        (33,358)                    3,449
                                                                           (12,387)
    Tax net operating loss carryforward                        56,736       (8,357)      12,349
    Rate deferrals - net                                      (37,477)     (24,458)     (21,238)
    Unbilled revenues                                          (2,093)       4,999        2,889
    Income deferred for book purposes                          (1,845)      (2,102)       2,328
    Louisiana provision for rate refund                             -        3,793        4,416
    Texas provision for rate refund                           (23,034)           -            -
    Alternative minimum tax                                       118      (22,183)      (8,197)
    Loss on debt extinguishment, net of amortization           (2,215)       1,398       22,314
    Purchased power settlement                                      -       66,753        6,562
    Write-off of plant held for future use                    (29,572)           -            -
    Other                                                     (12,886)      (3,689)       4,590
                                                             --------      -------      -------
     Total                                                    (57,911)      46,477       49,973
                                                             --------      -------      -------
   Investment tax credit adjustments - net                     (4,260)       1,093       (2,200)
                                                             --------      -------      -------
     Recorded income tax expense                             $(62,086)     $64,284      $53,394
                                                             ========      =======      =======

   Charged to operations                                      $(6,448)     $46,007      $38,058
   Charged to other income                                    (55,638)      12,009       17,801
   Charged to extraordinary items                                   -         (671)      (4,943)
   Charged to cumulative effect of accounting changes               -        6,939        2,478
                                                             --------      -------      -------
     Total income taxes                                      $(62,086)     $64,284      $53,394
                                                             ========      =======      =======


      Income  taxes  differ from the amounts computed by applying the  statutory
federal  income  tax  rate  to  income before  taxes.   The  reasons  for  these
differences were:

                                                                    For the Years Ended December 31,
                                                              1994                 1993             1992 (1)
                                                                    % of                % of               % of
                                                                  Pretax               Pretax             Pretax
                                                        Amount    Income    Amount     Income    Amount   Income
                                                                          (Dollars in Thousands)

Computed at statutory rate                             $(50,694)   (35.0)   $50,101     35.0    $63,662    34.0

Increases (reductions) in tax resulting from:
 State income taxes net of federal income tax effect     (6,571)    (4.5)     1,332      0.9      3,573     1.9
 Rate deferrals - net                                     6,551      4.5      6,193      4.3      5,439     2.9
 Depreciation                                            (8,188)    (5.7)   (11,343)    (7.9)   (15,479)   (8.3)
 Impact of change in tax rate                                 -        -      5,179      3.6          -       -
 Book expenses not deducted for tax                         151      0.1     15,134     10.6        142     0.1
 Amortization of investment tax credits                  (4,472)    (3.1)    (4,435)    (3.1)    (4,356)   (2.3)
 Other - net                                              1,137      0.8      2,123      1.5        413     0.2
                                                       --------    -----    -------     ----    -------    ----
   Total income taxes                                  $(62,086)   (42.9)   $64,284     44.9    $53,394    28.5
                                                       ========    =====    =======     ====    =======    ====


       Significant   components  of  net  deferred  tax   liabilities,   as   of
December 31, 1994 and 1993, were (in thousands):


                                                                     1994           1993
   Deferred tax liabilities:
    Net regulatory assets                                      $  (494,443)    $  (529,706)
    Plant related basis differences                             (1,065,053)     (1,023,446)
    Rate deferrals - net                                          (132,213)       (169,689)
    Debt reacquisition loss                                        (21,922)        (24,140)
    Other                                                           (1,241)        (25,871)
                                                               -----------     -----------
     Total                                                     $(1,714,872)    $(1,772,852)
                                                               ===========     ===========

   Deferred tax assets:
    Net operating loss carryforwards                           $   251,000     $   307,737
    Investment tax credit carryforward                             173,852         176,032
    Valuation allowance-investment tax credit carryforward         (64,407)        (15,213)
    Unbilled revenue                                                14,336          12,243
    Plant related basis differences                                 23,796          25,007
    Alternative minimum tax credit                                  39,743          39,860
    Texas provision for rate refund                                 23,034               -
    Other                                                          202,579         164,135
                                                               -----------      ----------
     Total                                                     $   663,933     $   709,801
                                                               -----------     -----------
     Net deferred tax liability                                $(1,050,939)    $(1,063,051)
                                                               ===========     ===========


       As of December 31, 1994, for tax purposes, GSU had federal tax loss carryforwards of approximately $666.7 million, state tax loss carryforward of approximately $498.2 million, and investment tax (ITC)
and other credit carryforwards of approximately $176.4 million which will be used to reduce income tax payments in future years and, if not used, will expire through the year 2008. It is currently anticipated that approximately $64.4 million of ITC carryforwards will expire unutilized as a result of limitations arising from the Merger. A valuation allowance has been provided for deferred tax assets relating to that amount. The alternative minimum tax credit, which can be carried forward indefinitely to reduce GSU's future federal income tax liability, was $40.6 million as of December 31, 1994.

       In 1993, GSU adopted SFAS 109. SFAS 109 required that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 required that regulated enterprises recognize adjustments resulting from its implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A
substantial   majority   of  the  adjustments  required   by   SFAS   109   were
recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. GSU recorded the adoption of SFAS 109 by restating 1990, 1991, and 1992 financial statements and including a charge of $96.5 million for the cumulative effect of the adoption of SFAS 109 in 1990 primarily for that portion of the operations on which GSU has discontinued regulatory accounting principles.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

      The  SEC  has  authorized  GSU  to  effect  short-term  borrowings  up  to
$125 million, which may be increased to as much as $395 million after further SEC approval. This authorization is effective through November 30, 1996. As of December 31, 1994, GSU had unused lines of credit for short-term borrowings of $5 million. Interest rates associated with these lines of credit generally are based on the prime rate, the EURO dollar rate, or a certificate of deposit rate. Commitment fees on these lines of credit are .125% of the amount of available credit. In addition, GSU can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. GSU had no outstanding borrowings under the Money Pool arrangement as of December 31, 1994.


NOTE 5.   PREFERRED, PREFERENCE, AND COMMON STOCK

      The number of shares and dollar value of GSU's preferred and preference stock were:


                                                                                             Call Price
                                                             As of December 31               Per Share as
                                              Shares   Outstanding    Total Dollar Value     of December
                                               1994        1993       1994         1993        31, 1994
                                                                    (Dollars in Thousands)
   Preference Stock
    Authorized 20,000,000 shares, without
     par value, cumulative
     7% Series (2)                           6,000,000  6,000,000   $150,000      $150,000       (1)
                                             =========  =========   ========      ========

   Preferred Stock
     Authorized 6,000,000 shares, $100 par
     value, cumulative
   Without sinking fund:
     4.40% Series                               51,173     51,173   $   5,117     $  5,117     $108.00
     4.50% Series                                5,830      5,830         583          583     $105.00
     4.40% - 1949 Series                         1,655      1,655         166          166     $103.00
     4.20% Series                                9,745      9,745         975          975     $102.82
     4.44% Series                               14,804     14,804       1,480        1,480     $103.75
     5.00% Series                               10,993     10,993       1,099        1,099     $104.25
     5.08% Series                               26,845     26,845       2,685        2,685     $104.63
     4.52% Series                               10,564     10,564       1,056        1,056     $103.57
     6.08% Series                               32,829     32,829       3,283        3,283     $103.34
     7.56% Series                              350,000    350,000      35,000       35,000     $101.80
     8.52% Series                              500,000    500,000      50,000       50,000     $102.43
     9.96% Series                              350,000    350,000      35,000       35,000     $102.64
                                             ---------  ---------   ---------     --------
      Total without sinking fund             1,364,438  1,364,438   $ 136,444     $136,444
                                             =========  =========   =========     ========

   With sinking fund:
     8.80% Series                              226,807    237,963   $  22,680     $ 23,796     $100.00
     9.75% Series                               21,565     22,576       2,154        2,258     $100.00
     8.64% Series                              182,000    196,000      18,200       19,600     $101.00
     Adjustable Rate Series A, 7.10% (3)       204,000    216,000      20,400       21,600     $100.00
     Adjustable Rate Series B, 7.15% (3)       315,000    337,500      31,500       33,750     $100.00
                                             ---------  ---------   ---------     --------
      Total with sinking fund                  949,372  1,010,039   $  94,934     $101,004
                                             =========  =========   =========     ========


(1)This series is not redeemable as of December 31, 1994.
(2)The total dollar value represents the involuntary liquidation value of $25 per share.
(3)Rates are as of December 31, 1994.

       The   fair   value   of  GSU's  preferred  and  preference   stock   with
sinking  fund  was  estimated  to  be  approximately  $227.8  million  and  $255
million   as   of   December  31,  1994  and  1993,  respectively.    The   fair
values were determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     Changes in the common stock, preference stock, and preferred stock during the last three years were:

                                                            Number of Shares
                                                    1994        1993           1992

Common stock issuances                                 -             100             -
Common stock retirements with Merger closing           -    (114,055,065)            -
Preference stock issuances                             -       6,000,000             -
Preference stock retirements                           -               -    (4,000,000)
Preferred stock with sinking fund retirements    (60,667)     (1,683,834)     (559,257)


      Minimum cash sinking fund requirements for preferred stock with sinking funds are $6.1 million for each of the years 1995-1999. Limitations based on the ratio of after-tax earnings to fixed charges and preferred dividends are imposed by GSU's Restated Articles of Incorporation (Articles) upon the issuance of additional preferred stock. Based upon the results of operations for the year ended December 31, 1994, GSU is unable to issue any additional preferred stock.


NOTE 6.   LONG-TERM DEBT

      GSU's long-term debt as of December 31, 1994 and 1993, was as follows:


     Maturities       Interest Rates                               December 31
   From    To          From    To                              1994           1993
                                                                  (In Thousands)
  First Mortgage Bonds
   1996   1999       5%      7.35%                          $  445,000     $  345,000
   2000   2004       6.41%   8-1/2%                            670,000        470,000
   2005   2009       6.77%   8-7/8%                            120,000        420,000
   2023   2024       8.70%   8.94%                             450,000        450,000

  Governmental and Industrial Development Bonds
     2006        2024      5.9%         12%                    482,460        482,885
  Debentures - Due 1998, 9.72%                                 200,000        200,000
  Other long-term debt                                           6,879          6,879
  Unamortized premium and discount - net                        (5,497)        (5,700)
                                                            ----------     ----------
     Total long-term debt                                    2,368,842      2,369,064
     Less amount due within one year                            50,425            425
                                                            ----------     ----------
     Long-term debt excluding amount due within one year    $2,318,417     $2,368,639
                                                            ==========     ==========


       The  fair  value  of  GSU's  long-term  debt  as  of  December  31,  1994
and   1993   was  estimated  to  be  $2,277.3  million  and  $2,548.1   million,
respectively. Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

      For the years 1995, 1996, 1997, 1998, and 1999, GSU has long-term debt maturities and cash sinking fund requirements of (in millions)
$50.4,   $145.4,  $160.9,  $190.9  and  $100.9,  respectively.    In   addition,
other sinking fund requirements for the years 1995, 1996, 1997, 1998, and 1999 of (in millions) $16.7, $16.5, $15.2, $13.5, and $12.3, respectively, may be satisfied by cash or by certification of property additions at a rate of 167% of such requirements.

       GSU has two outstanding series of pollution control bonds which are collateralized by irrevocable letters of credit which are scheduled to expire before the scheduled maturity of the bonds. The letter of credit collateralizing the $28.4 million variable rate series due December 1, 2015, expires in September 1996 and the letter of credit collateralizing the $20 million variable rate series due April 1, 2016, expires in April 1996. GSU plans to refinance these series or renew the letters of credit.


NOTE 7. DIVIDEND RESTRICTIONS

       Certain limitations on the payment of cash dividends on common stock are contained in the Articles, Mortgage Indenture, and
applicable  state  and  federal  law.   As  of  December  31,  1994,   none   of
GSU's retained earnings were restricted against the payment of cash dividends or other distributions on common stock.


NOTE 8. COMMITMENTS AND CONTINGENCIES

Financial Condition

      Although  GSU  received  partial  rate  relief  relating  to  River  Bend,
GSU's financial position was strained from 1986 to 1990 by its inability to earn a return on and fully recover its investment and other costs associated with River Bend. Issues to be finally resolved in PUCT rate proceedings and appeals thereof, as discussed in Note 2, combined with certain significant business relationships (discussed below) and the application of accounting standards, may result in substantial write-offs and charges that could result in substantial net losses being reported in 1995, and subsequent periods, with resulting substantial adverse adjustments to common shareholder's equity. Future earnings will continue to be adversely affected by the lack of full recovery and return on the investment and other costs associated with River Bend.

Cajun - River Bend

       GSU has significant business relationships with Cajun, including co-ownership of River Bend and Big Cajun 2, Unit 3. GSU and Cajun own
70% and 30% undivided interests in River Bend, respectively, and 42% and 58% undivided interests in Big Cajun 2, Unit 3, respectively.

       In   June  1989,  Cajun  filed  a  civil  action  against  GSU   in   the
United States District Court for the Middle District of Louisiana (District Court). Cajun's complaint seeks to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement) relating to River Bend. Cajun alleges fraud and error by GSU, breach of its fiduciary duties owed to Cajun, and/or GSU's repudiation, renunciation, abandonment, or dissolution of its core obligations under the Operating Agreement, as well as the lack or failure of cause and/or consideration for Cajun's performance under the Operating Agreement. The suit seeks also to recover Cajun's alleged $1.6 billion investment in the unit as damages, plus attorneys' fees, interest, and costs. Two member cooperatives of Cajun have brought an independent action to declare the Operating Agreement void, based upon failure to get prior LPSC approval alleged to be necessary. GSU believes the suits are without merit and is contesting them vigorously.

       A   trial  without  jury  on  the  portion  of  the  suit  by  Cajun   to
rescind the Operating Agreement which began in April 1994 has been completed, and an order from the District Court is pending. No assurance can be given as to the outcome of this litigation. If GSU were ultimately unsuccessful in this litigation and were required to make substantial payments, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the United States Bankruptcy Code. If GSU prevails in this litigation, there can be no assurance that the Bankruptcy Court will allow funding of all required costs of Cajun's ownership in River Bend.

       Since  1992  Cajun  has  not  paid  its  full  share  of  operating   and
maintenance   expenses  and  other  costs  for  repairs  and   improvements   to
River   Bend.    In  addition,  certain  costs  and  expenses  paid   by   Cajun
were  paid  under  protest.   These  actions  were  taken  by  Cajun  based   on
its contention, which GSU disagrees, that River Bend's operating and maintenance expenses were excessive.

      In a letter dated October 21, 1994, and at a subsequent meeting, Cajun representatives advised Entergy Corporation and GSU that, on October 25, 1994, Cajun would exhaust its 1994 budget for operating and maintenance expenses for River Bend, and did not make any further payments to GSU in 1994 for River Bend operating, maintenance or capital costs. Cajun also advised that the RUS (which provided funding to Cajun for its investment in River Bend) would not permit Cajun to budget funds in 1995 to pay its share of operating and maintenance expenses or capital costs for River Bend. However, Cajun stated that it would continue to fund its share of the nuclear decommissioning trust payments for River Bend, as well as insurance and safety-related expenses. The unpaid portion of Cajun's River Bend operating, maintenance, and capital costs for 1994 (which has been fully reserved) was approximately $22.4 million. Cajun's total share of River Bend annual operating (including nuclear fuel) and maintenance expenses and capital costs was approximately $76.1 million in 1994.

       In  view  of  Cajun's  stated  expectation  that  it  will  fund  only  a limited portion of its share of River Bend related operating, maintenance, and capital costs, GSU notified Cajun that it would (i)
credit GSU's share of expenses for Big Cajun 2, Unit 3 against amounts due from Cajun to GSU and (ii) seek to market Cajun's share of the power from River Bend and apply the proceeds to the amounts due from
Cajun    to   GSU.    On   November   2,   1994,   Cajun   discontinued    GSU's
entitlement of energy from Big Cajun 2, Unit 3. In response, on November 3, 1994, GSU filed pleadings in District Court seeking an order  requiring  Cajun  to  provide GSU with  the  energy  from  Big  Cajun  2,
Unit  3  to  which  GSU  is  entitled, and  holding  that  GSU  is  entitled  to credit  amounts  due  from  GSU  to  Cajun for  Big  Cajun  2,  Unit  3  against
amounts  due  from  Cajun  to  GSU with respect  to  River  Bend.   On  December
19,   1994,   the   District  Court  issued  an  injunction  prohibiting   Cajun
from denying its share of energy from Big Cajun 2, Unit 3 and stipulating that GSU must make payments for its portion of expenses for Big Cajun 2, Unit 3 to the registry of the District Court.

       On December 14, 1994, the LPSC ordered Cajun to decrease the rates charged to its member distribution cooperatives by approximately
$30 million per year. The rate decrease is associated with the LPSC's prior finding of imprudence in Cajun's participation in River Bend.

       On December 21, 1994, Cajun filed a petition in the United States Bankruptcy Court for the Middle District of Louisiana seeking bankruptcy relief under Chapter 11 of the United States Bankruptcy Code. Cajun's bankruptcy could have a material adverse effect on GSU, including the possibility of an NRC action with respect to the operation of River Bend. However, GSU is taking appropriate steps to protect  its  interests  and  its claims against  Cajun  arising  from  the  co-
ownership   in   River  Bend  and  Big  Cajun  2,  Unit  3.   On  December   31,
1994, the District Court issued an order lifting an automatic stay as to certain proceedings, with the result that the preliminary
injunction   granted   by  the  Court  on  December   19,   1994,   remains   in
effect. Cajun filed a Notice of Appeal on January 18, 1995, to the United States Court of Appeals for the Fifth Circuit seeking a reversal of the District Court's grant of the preliminary injunction. No hearing date has been set on Cajun's appeal.

      In the bankruptcy proceedings, Cajun filed on January 10, 1995, a motion to reject the River Bend Operating Agreement as a burdensome executory contract. GSU responded on January 10, 1995, with a memorandum opposing Cajun's motion filed with the District Court. This memorandum argues that the motion should be denied because (1)
the Operating Agreement is not an executory contract that can be rejected under the United States Bankruptcy Code, but an agreement establishing property rights and obligations; (2) Cajun legally cannot have its payment obligations under the Operating Agreement suspended while retaining the benefits from co-ownership in River Bend, as the benefits and obligations are indivisible; (3) Cajun cannot seek to dispose of its property interest in River Bend or reject the Operating Agreement with respect thereto without disposing of all of its property interests and rejecting all of the arrangements under the River Bend package of agreements consisting of the Operating Agreement, Big Cajun 2, Unit 3 facility, certain transmission lines and the buy-back agreement pursuant to when GSU paid Cajun approximately $600 million for River Bend capacity and energy during the early years of operation of River Bend; and (4) a legal determination of Cajun's obligations and interests in River Bend should only be made as part of a plan of reorganization in bankruptcy
and   such   determination  should  be  subject  to  regulatory   approvals   by
certain   agencies  with  jurisdiction  over  Cajun,  including  the  NRC.    If
the court were to grant Cajun's motion to reject the Operating Agreement, Cajun would be relieved of its financial obligations under
the   contract,  while  GSU  would  likely  have  a  substantial  damage   claim
arising   from   any  such  rejection.   Although  GSU  believes  that   Cajun's
motion  to  reject  the  Operating  Agreement  is  non-meritorious,  it  is  not
possible    to   predict   the   outcome   or   ultimate   impact    of    these
proceedings.

      During the period in which Cajun is not paying its share of River Bend costs, GSU intends to fund all costs necessary for the safe, continuing operation of the unit. The responsibilities of Entergy Operations as the licensed operator of River Bend, for safely
operating   and   maintaining   the   unit   are   not   affected   by   Cajun's
actions.

      The total resulting from Cajun's failure to fund repair projects, Cajun's funding limitation on refueling outages, and the weekly funding limitation by Cajun was $55.6 million as of December 31, 1994, compared with $33.3 million as of December 31, 1993. These amounts are reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect the ultimate collectibility of the amounts owed to GSU, including any amounts that may be awarded in litigation.

       In September 1994, in connection with Entergy Corporation's analysis of certain preacquisition contingencies, Entergy Corporation increased its acquisition adjustment and GSU recorded a loss provision associated with the River Bend litigation between GSU and Cajun and certain underpayments by Cajun of River Bend costs, in accordance with SFAS 5, "Accounting for Contingencies." See Note 13 for additional information on provisions for preacquisition contingencies recorded during 1994.

Cajun - Transmission Service

       GSU and Cajun are parties to FERC proceedings relating to transmission service charge disputes. In April 1992, FERC issued a final order. In May 1992, GSU and Cajun filed motions for rehearings which are pending at FERC. In June 1992, GSU filed a petition for review in the United States Court of Appeals regarding certain of the issues decided by FERC. In August 1993, the United States Court of Appeals rendered an opinion reversing the FERC order regarding the portion of such disputes relating to the calculations of certain credits and equalization charges under GSU's service schedules with
Cajun. The opinion remanded the issues to FERC for further pro ceedings consistent with its opinion. In December 1994, FERC held a
hearing   to  address  the  issues  remanded  by  the  Court  of  Appeals.    In
February 1995, FERC clarified its order, eliminating an issue that GSU believes the Court of Appeals directed FERC to reconsider.

      GSU  interprets  the  1992  FERC order and  the  United  States  Court  of
Appeals'  decision  to  mean  that  Cajun  would  owe  GSU  approximately  $93.3 million as of December 31, 1994. However, FERC's February 1995 order indicates that FERC believes an issue, estimated by GSU to constitute approximately $26.2 million of this amount, may not be pursued by GSU in the remand proceedings. GSU further estimates that if it prevails in its May 1992 motion for rehearing, Cajun would owe GSU approximately $129.6 million as of December 31, 1994. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if FERC does not implement the court's remand as GSU contends is required, GSU estimates it would owe Cajun approximately $85.6 million as of December 31, 1994. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. GSU and Cajun further agreed that their positions at FERC would remain unaffected by the $7.3 million payment. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has booked underpaid transmission charges, including interest, in the amount of $160.2 million as of December 31, 1994. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits.

Capital Requirements and Financing

       Construction expenditures (excluding nuclear fuel) for the years 1995, 1996, and 1997 are estimated to total $177 million each year.
GSU  will  also  require  $375  million during  the  period  1995-1997  to  meet
long-term    debt   and   preferred   stock   maturities   and   sinking    fund
requirements. GSU plans to meet the above requirements with internally generated funds and cash on hand. See Notes 5 and 6 regarding the possible issuance, refunding, redemption, purchase or other acquisition of certain outstanding series of preferred stock and long-term debt.

Nuclear Insurance

       The Price-Anderson Act limits public liability for a single nuclear incident to approximately $8.92 billion as of December 31, 1994. GSU has protection for this liability through a combination of private insurance (currently $200 million) and an industry assessment program. Under the assessment program, the maximum amount that would be required for each nuclear incident would be $79.3 million per
reactor,   payable  at  a  rate  of  $10  million  per  licensed   reactor   per
incident   per   year.    GSU  has  one  licensed  reactor.    Any   assessments
pertaining to this program are subject to the allocation in accordance with the respective ownership interests of GSU and Cajun. In addition, GSU participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. GSU's maximum assessment under the program is an aggregate of approximately $3.2 million in the event losses exceed accumulated reserve funds.

       GSU and Cajun are members of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1994, GSU was insured against such losses up to $2.75 billion with $250 million of this amount designated to cover any shortfall in the NRC required decommissioning trust funding. In addition, GSU is a member of an insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, GSU could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1994, the maximum amount of such possible assessments to GSU was $22.6 million. Cajun shares approximately $4.4 million of GSU's obligation.

      The amount of property insurance presently carried by GSU exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured, would any remaining
proceeds   be  made  available  for  the  benefit  of  plant  owners  or   their
creditors.

Spent Nuclear Fuel and Decommissioning Costs

       GSU provides for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. GSU entered into a contract with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold. The fees payable to the DOE may be adjusted in the future to assure full recovery. GSU considers all costs incurred or to be incurred for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense, and provisions to recover such costs have been or will be made in applications to regulatory authorities.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. In a statement released February 17, 1993, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository for which it has not yet arranged. Currently the DOE projects it will begin to accept spent fuel no earlier than 2010. In the meantime, GSU is responsible for spent fuel storage.
Current  on-site  spent  fuel  storage  capacity  at  River  Bend  is  estimated to be sufficient until 2003. Thereafter, GSU will provide additional storage capacity at an initial cost of $5 million to $10 million. In addition, approximately $3 million to $5 million will be required every four to five years subsequent to 2003 until the DOE's repository program begins accepting River Bend's spent fuel.

       Entergy Operations and System Fuels joined in lawsuits against the DOE, seeking clarification of the DOE's responsibility to receive spent nuclear fuel beginning in 1998. The original suits, filed June 20, 1994, asked for a ruling stating that the Nuclear Waste Policy Act require  the  DOE  to  begin  taking title  to  the  spent  fuel  and  to  start removing  it  from  nuclear  power plants in  1998,  a  mandate  for  the  DOE's nuclear waste management program to begin accepting fuel in 1998 and court monitoring of the program, and the potential for escrow of payments to the Nuclear Waste Fund instead of directly to the DOE.

        GSU    is    recovering   in   rates   amounts   sufficient   to    fund
decommissioning   costs   for   River  Bend,  based   on   the   original   1985
decommissioning cost study of approximately $141 million, which relates to GSU's 70% interest in River Bend. The amounts recovered in
rates   are   deposited  in  external  trust  funds  and  reported   at   market
value. The accumulated decommissioning liability of $22.2 million as of December 31, 1994, has been recorded in accumulated depreciation.
Decommissioning expense amounting to $3.0 million was recorded in 1994. A more recent 1991 engineering study indicates decommissioning costs for GSU's 70% interest may be $267.8 million (in 1990 dollars). GSU filed the more recent cost study with the PUCT requesting a rate adjustment for decommissioning expense. As discussed in Note 2, on March 20, 1995, the PUCT ruled in the current rate case. The PUCT order included recovery of River Bend decommissioning costs totaling
$204.9 million. GSU plans to ask the LPSC for a rate adjustment for decommissioning expense in conjunction with its next rate review in mid 1995. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. Management believes that actual decommissioning costs are likely to be higher than the amounts presented above.

       The   staff   of   the  SEC  has  questioned  certain  of   the   current
accounting practices of the electric utility industry, regarding the recognition, measurement, and classification of decommissioning costs
for    nuclear   generating   stations   in   the   financial   statements    of
electric utilities. In response to these questions, the FASB is currently reviewing the accounting for decommissioning. If current electric utility industry accounting practices for such decommissioning are changed, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and
trust   fund   income  from  the  external  decommissioning  trusts   could   be
reported as investment income rather than as a reduction to decommissioning expense.

        The EPAct has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments will be used to set up a fund into which contributions from utilities and the federal government will be placed. GSU's annual assessment, which will be adjusted annually for inflation, is $0.9 million (in 1995 dollars) for approximately 15 years. FERC requires that utilities treat these assessments as costs of fuel as they are amortized. The liability of $6.6 million as of
December 31, 1994, is recorded in other current liabilities and other noncurrent liabilities and is offset in financial statements by a regulatory asset.

Long-Term Contracts

      NISCO  Power  Purchases.   In  1988, GSU  entered  into  a  joint  venture
with a primary term of 20 years with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (Industrial Participants)
whereby GSU's Nelson Units 1 and 2 were sold to a partnership (NISCO) consisting of the Industrial Participants and GSU. The Industrial Participants are supplying the fuel for the units, while GSU operates
the   units   at   the   discretion   of   the   Industrial   Participants   and
purchases  the  electricity  produced  by  the  units.   GSU  is  continuing  to
sell electricity to the Industrial Participants. For the years ended December 31, 1994, 1993, and 1992, the purchases of electricity from the joint venture totaled $58.3 million, $62.6 million, and $37.8 million, respectively.

       Natural   Gas   Contracts.   GSU  has  long-term  gas   contracts   which
will satisfy approximately 75% of its annual requirements. However, such contracts as a whole only require GSU to purchase in the range of
40% of expected total gas needs. Additional gas requirements are satisfied under less expensive short-term contracts. GSU entered into a transportation service agreement which obligated the gas supplier to provide GSU with flexible natural gas swing service to the Sabine and Lewis Creek generating stations. This service is provided by the supplier's pipeline and salt dome gas storage facility, which has a present capacity of 5.3 billion cubic feet of natural gas.

      Coal Contracts. GSU has contracted for a long-term supply of low-sulfur Wyoming coal for use at Nelson Unit 6. This contract, which is set to expire in 2004, will provide a supply of 50 million tons over the term of the contract. Cajun has advised GSU that current contracts will provide an adequate supply of coal for Big Cajun 2, Unit 3 until 1997.

Environmental Issues

       GSU   has   been   notified   by  the  U.  S.  Environmental   Protection
Agency   (EPA)  that  it  has  been  designated  as  a  potentially  responsible party  for  the  cleanup  of  sites  on  which  GSU  and  others  have  or  have
been   alleged   to   have   disposed  of  material  designated   as   hazardous
waste. GSU is currently negotiating with the EPA and state authorities regarding the cleanup of some of these sites. Several
class   action   and  other  suits  have  been  filed  in  state   and   federal
courts seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on GSU premises. While the amounts at issue in the cleanup efforts and suits may be substantial, GSU believes that its results of operations and financial condition will not be materially affected by the outcome of the suits.

       As of December 31, 1994, GSU has accrued cumulative amounts related to the cleanup of six sites at which GSU has been designated a potentially responsible party, totaling $27.7 million since 1990. Through December 31, 1994, GSU has expended $7.4 million cumulatively on the cleanup, resulting in a remaining recorded liability of $20.3 million as of December 31, 1994

Sales/Use Tax Issues

       In September 1994, the Louisiana Supreme Court (Court) issued an opinion (in a case in which none of the System companies was a party) holding, in part that the Louisiana state legislature's suspension of state sales and use tax exemptions also had the effect of suspending exemptions from local sales and use taxes. On January 27, 1995 the Court, after rehearing, reversed its opinion. Because of the Court's most recent ruling, sales of electricity and gas, fuels and other items used by GSU, LP&L, and NOPSI to generate electricity in Louisiana, as well as other items exempt from sales and use taxes, continue to be exempt from local sales and use taxes, even though the state exemptions for sales and use tax have been suspended.


NOTE 9.      LEASES

General

      As  of  December  31,  1994,  GSU  had capital  leases  and  noncancelable
operating   leases   (excluding  nuclear  fuel  leases)   with   minimum   lease
payments as follows:

                                                      Capital Operating
                                                      Leases      Leases
   Year                                                 (In Thousands)

   1995                                           $  12,475     $  10,695
   1996                                              12,475        10,135
   1997                                              12,475        13,742
   1998                                              12,475        13,703
   1999                                              12,475        13,703
   Years thereafter                                  81,380        92,597
                                                  ---------     ---------
   Minimum lease payments                           143,755     $ 154,575
                                                                =========
   Less:  Amount representing interest               55,651
                                                  ---------
   Present value of net minimum lease payments    $  88,104
                                                  =========

      Rental expense for capital and operating leases (excluding nuclear fuel leases) amounted to approximately $15.3, $31.9 million, and $21.9 million in 1994, 1993, and 1992, respectively.

     GSU is leasing the Lewis Creek generating station from its wholly owned consolidated subsidiary, GSG&T.

Nuclear Fuel Lease

      GSU has arrangements to lease nuclear fuel in an amount up to $105 million. The lessor finances its acquisition of nuclear fuel through a credit agreement and the issuance of notes. The credit agreement, which was entered into in 1993, has been extended to December 1997 and the notes have varying remaining maturities of up to 3 years. It is expected that the credit arrangement will be extended or alternative financing will be secured by the lessor upon the maturity of the current arrangements. If the lessor cannot arrange for alternative financing upon the maturity of its borrowings, GSU must purchase nuclear fuel in an amount sufficient to enable the lessor to retire such borrowings.

      Lease payments are based on nuclear fuel use. Nuclear fuel expense of $37.2 million, $43.6 million, and $31.6 million (including interest of $8.7 million, $10.2 million, and $11.5 million) was charged to operations in 1994, 1993, and 1992, respectively.


NOTE 10.POSTRETIREMENT BENEFITS

Pension Plan

     GSU has a defined benefit pension plan covering substantially all of its employees. The pension plan is noncontributory and provides pension benefits that are based on employees' credited service and the average compensation generally during the last five years before retirement. GSU funds pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks and fixed income securities. In 1994, GSU amended its defined benefit pension plan for non-bargaining unit employees to be consistent with the other System companies. Additionally, actuarial assumptions were also changed to be consistent with the other System companies.

      GSU's 1994, 1993, and 1992 pension cost, including amounts capitalized, included the following components:



                                                       For the Years Ended December 31,
                                                         1994        1993        1992
                                                                (In Thousands)

   Service cost - benefits earned during the period    $  9,497    $10,417     $ 12,396
   Interest cost on projected benefit obligation         21,335     17,643       16,307
   Actual return on plan assets                           6,785    (43,400)     (28,117)
   Net amortization and deferral                        (39,405)    14,863        2,926
   Other                                                 17,963          -            -
                                                       --------    -------     --------
   Net pension cost                                    $ 16,175    $  (477)    $  3,512
                                                       ========    =======     ========


      The funded status of GSU's pension plan as of December 31, 1994 and 1993, was:

                                                                1994          1993
                                                                 (In Thousands)
     Actuarial present value of benefit obligations:
      Vested                                                  $273,509      $227,820
      Nonvested                                                  1,502        13,667
                                                              --------      --------
      Accumulated benefit obligation                          $275,011      $241,487
                                                              ========      ========

     Plan assets at fair market value                         $313,035      $337,922
     Projected benefit obligation                              290,802       282,722
                                                              --------      --------
     Plan assets in excess of projected benefit obligation      22,233        55,200
     Unrecognized prior service cost                            13,720        11,985
     Unrecognized transition asset                             (14,324)      (16,712)
     Unrecognized net gain                                     (73,423)      (86,092)
                                                              --------      --------
     Accrued pension liability                                $(51,794)     $(35,619)
                                                              ========      ========


      The accrued pension liability for GSU for 1993 has been restated to include liabilities for certain Early Retirement Programs. Prior to 1994, GSU accounted for such Early Retirement Programs in separate liability accounts other than the pension liability. However, effective in 1994, GSU changed its policy to include such liabilities in the pension liability account to be consistent with the other System companies. The significant actuarial assumptions used in computing the information above for 1994, 1993, and 1992 were as follows: weighted average discount rate, 8.5% for 1994, 7.5% for 1993, and 6.50% for 1992; weighted average rate of increase in future compensation  levels,  5.1%  for  1994, 5.0%  for  1993,  and  5.75%  for  1992;
and expected long-term rate of return on plan assets, 8.5%. Transition assets are being amortized over 15 years.

      In  December  1993,  GSU  recorded  a  $17.0  million  charge  related  to
the   announced  early  retirement  program  in  connection  with  the   Merger,
of   which   $14.9   million   was  expensed.   In   1994,   GSU   recorded   an
additional $18.0 million charge related to early retirement programs in connection with the Merger, of which $15.2 million was expensed.

Other Postretirement Benefits

      GSU  also  provides  certain  health  care  and  life  insurance  benefits
for  retired  employees.   All  of  GSU's  employees  may  become  eligible  for
these   benefits  if  they  reach  retirement  age  while  still   working   for
GSU. The cost of providing these benefits, recorded on a cash basis, was $5.3 million for 1992.

       Effective January 1, 1993, GSU adopted SFAS 106. This standard required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. GSU continues to fund these benefits on a pay-as-you-go-basis. As of January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $128 million. This obligation is being amortized over a 20-year period beginning in 1993. In 1994, GSU changed its actuarial assumptions and attribution methodology to be consistent with the other System companies.

      In March 1993, the PUCT issued a ruling applicable to all Texas utilities that amounts recorded in compliance with SFAS 106 and included in a rate filing test period, will be recoverable in rates (at the time of the next general rate case) and that the postretirement benefit amounts allowed in rates must then be funded by the utility. The PUCT made no specific provision in its order permitting deferral, as a regulatory asset, of these costs. The LPSC ordered GSU to use the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions, but the LPSC retains the flexibility to examine companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted.

        GSU's   1994   and   1993   postretirement   benefit   cost,   including
amounts capitalized and deferred, included the following components:


                                                       1994        1993
                                                        (In Thousands)

   Service cost - benefits earned during the period  $ 2,169      $ 5,467
   Interest cost on APBO                               6,449        9,976
   Actual return on plan assets                            -            -
   Net amortization and deferral                       2,832        6,402
                                                     -------      -------
   Net periodic postretirement benefit cost          $11,450      $21,845
                                                     =======      =======

   The funded status of GSU's postretirement plan as of December 31, 1994 and 1993, was:

                                                       1994        1993
                                                        (In Thousands)

   Accumulated postretirement benefit obligation:
   Retirees                                         $ 39,695    $  46,270
   Other fully eligible participants                  26,069       38,091
   Other active participants                          13,445       18,359
                                                    --------    ---------
                                                      79,209      102,720
   Plan assets at fair value                               -            -
                                                    --------    ---------
   Plan assets in excess of (less than APBO)         (79,209)    (102,720)
   Unrecognized transition obligation                115,232      121,634
   Unrecognized net loss (gain)                      (57,410)     (35,534)
                                                    --------    ---------
   Accrued postretirement benefit liability         $(21,387)   $ (16,620)
                                                    ========    =========

      The assumed health care cost trend rate used in measuring the APBO is 9.4% for 1995, gradually decreasing each successive year until it reaches 5% in 2011. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the APBO as of December 31, 1994, by 10.3% and the sum of the service cost and interest cost by approximately 12.2%. The assumed discount rate and rate of increase in future compensation used in determining the APBO were 8.5% for 1994 and 7.5% for 1993, and 5.1% for 1994 and 5% for
1993, respectively.

NOTE 11.TRANSACTIONS WITH AFFILIATES

      GSU purchases electricity from and/or sells electricity to the other System operating companies, subsequent to the Merger, under rate schedules filed with FERC. In addition, GSU receives technical and advisory services from Entergy Services, and receives management and operating services from Entergy Operations.

    Operating revenues include revenues from sales to System operating companies amounting to $44.4 million in 1994. Operating expenses include charges from System operating companies for purchased power and related charges totaling $296.9 million in 1994, and $25.5 million in 1993, and $38.8 million in 1992, prior to the Merger. GSU pays directly or reimburses Entergy Operations for costs associated with operating River Bend (excluding nuclear fuel) which were approximately $210.2 million in 1994.

NOTE 12.  RESTRUCTURING COSTS

      During the third quarter of 1994, GSU announced a restructuring program related to certain of its operating units. The program is designed to reduce costs, improve operating efficiencies, and increase shareholder value in order to enable GSU to become a low-cost producer. The program includes reductions in the number of employees and the consolidation of offices and facilities. In 1994, GSU recorded restructuring charges of $6.5 million. These charges primarily include employee severance costs related to the expected termination of approximately 450 employees. As of December 31, 1994, no employees have been terminated and no termination benefits have been paid under this restructuring program.


NOTE 13.  ENTERGY CORPORATION-GSU MERGER

      On December 31, 1993, Entergy Corporation and GSU consummated their Merger. GSU became a wholly-owned subsidiary of Entergy Corporation and continues to operate as a corporation under the regulation of FERC, the PUCT, and the LPSC. As consideration to GSU's shareholders, Entergy Corporation paid $250 million and issued 56,695,724 shares of its common stock in exchange for the 114,055,065 outstanding shares of GSU common stock.

     As a result of the December 31, 1993 Merger closing, GSU recorded expenses totaling $49 million, net of related tax effects, for early retirement and other severance related plans and the payment to financial consultants involved in Merger negotiations on behalf of GSU. Additionally, GSU recorded $23.8 million in 1994 for remaining severance and augmented retirement benefits related to the Merger. See Note 2 for information regarding Merger-related rate agreements.

      In 1993, Entergy Corporation recorded an acquisition adjustment in utility plant in the amount of $380 million representing the excess of the purchase price over the net assets acquired of GSU. The acquisition adjustment will be amortized on a straight-line basis over a 31-year period, which approximates the remaining average book life of GSU's plant. During the allocation period (which expired on December 31, 1994), Entergy Corporation completed its analyses with respect to preacquisition contingencies and revised the allocation of the purchase price for a number of preacquisition contingencies. In 1994, GSU wrote-off assets or recorded liabilities totaling approximately $137 million net of tax for the Cajun-River Bend litigation, unfunded Cajun-River Bend costs, environmental cleanup costs, obsolete spare parts, Louisiana River Bend rate deferrals previously disallowed by the LPSC, plant held for future use, and the PUCT Fuel Reconciliation Settlement. Any items recorded in 1995 or later, will result in write-offs and/or losses charged to operations on GSU's financial statements and Entergy Corporation's consolidated financial statements.


NOTE 14.QUARTERLY FINANCIAL DATA (UNAUDITED)

   GSU's business is subject to seasonal fluctuations with the peak period occurring during the third quarter. Operating results for the four quarters of 1994 and 1993 were:

                                                    Income (Loss)
                                                       Before
                                                    Extraordinary
                                                    Items and the
                                                  Cumulative Effect    Net
                       Operating   Operating        of Accounting     Income
                       Revenues     Income            Changes         (Loss)
                                           (In Thousands)

      1994:
      First Quarter    $429,658    $ 58,561           $ 11,043       $ 11,043
      Second Quarter   $456,855    $ 83,357           $ 33,084       $ 33,084
      Third Quarter    $545,531    $ 64,853           $(31,662)      $(31,662)
      Fourth Quarter   $365,321    $  6,880           $(95,220)      $(95,220)
      1993:
      First Quarter    $404,178    $ 69,408           $ 15,007       $ 25,667
      Second Quarter   $442,223    $ 81,989           $ 31,066       $ 30,781
      Third Quarter    $574,607    $118,032           $ 70,155       $ 69,181
      Fourth Quarter   $406,612    $  1,187           $(46,767)      $(46,767)


     See Note 2 for information regarding the recording of a reserve rate refund in December 1994, Note 12 for information regarding the recording of certain restructuring costs in 1994, and Note 13 for information regarding the recording of charges associated with certain preacquisition contingencies in 1994.

     See Note 1 for information regarding the change in accounting for unbilled revenues in 1993. See Note 2 for information regarding rate refunds during December 1993, and Note 13 for information regarding Merger-related charges recorded during the fourth quarter of 1993.

                          GULF STATES UTILITIES COMPANY

                 SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON



                                   1994         1993          1992         1991         1990
                                                         (In Thousands)
Operating revenues             $1,797,365    $1,827,620    $1,773,374   $1,702,235   $1,690,685
Income (loss) before
  extraordinary items and
  the cumulative effect of
  accounting changes           $  (82,755)   $   69,461    $  139,413   $  112,391   $  (36,399)
Total assets                   $6,843,461    $7,137,351    $7,164,447   $7,183,119   $7,135,399
Long-term obligations (1)      $2,689,042    $2,772,002    $2,798,768   $2,816,577   $2,663,249


(1)  Includes long-term debt (excluding currently maturing debt), preferred  and
     preference   stock  with  sinking  fund,  and  noncurrent   capital   lease
     obligations.

     See Notes 1 and 10 for the effect of accounting changes in 1993 and 1992 and Notes 2 and 8 regarding River Bend rate appeals and litigation with Cajun.


                                     1994        1993        1992        1991        1990
                                                    (Dollars in Thousands)
Electric Department
Operating Revenues:
 Residential                    $  569,997   $  585,799  $  560,552  $  547,147   $  523,911
 Commercial                        414,929      415,267     400,803     383,883      378,253
 Industrial                        626,047      650,230     642,298     582,568      578,928
 Governmental                       25,242       26,118      26,195      24,792       24,101
                                ----------   ----------  ----------  ----------   ----------
  Total retail                   1,636,215    1,677,414   1,629,848   1,538,390    1,505,193
 Sales for resale                   98,230       31,898      24,485      44,136       48,125
 Other                             (15,244)      38,649      40,203      41,433       43,317
                                ----------   ----------  ----------  ----------   ----------
  Total Electric Department     $1,719,201   $1,747,961  $1,694,536  $1,623,959   $1,596,635
                                ==========   ==========  ==========  ==========   ==========

Billed Electric Energy
 Sales (Millions of KWH):
 Electric Department
 Residential                         7,351        7,192       6,825       6,925        6,834
 Commercial                          6,089        5,711       5,474       5,460        5,388
 Industrial                         15,026       14,294      14,413      13,629       13,347
 Governmental                          297          296         302         295          285
                                ----------   ----------  ----------  ----------   ----------
  Total retail                      28,763       27,493      27,014      26,309       25,854
 Sales for resale                    3,516          666         540       1,049        1,180
                                ----------   ----------  ----------  ----------   ----------
  Total Electric Department         32,279       28,159      27,554      27,358       27,034
 Steam Department                    1,659        1,597       1,722       1,711        1,930
                                ----------   ----------  ----------  ----------   ----------
  Total                             33,938       29,756      29,276      29,069       28,964
                                ==========   ==========  ==========  ==========   ==========



                    Louisiana Power & Light Company


                       1994 Financial Statements

                    LOUISIANA POWER & LIGHT COMPANY

                              DEFINITIONS


     Certain abbreviations or acronyms used in LP&L's Financial
Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym           Term

AFUDC                    Allowance for Funds Used During Construction

AP&L                     Arkansas Power & Light Company

DOE                      United States Department of Energy

Entergy or System        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

Entergy Operations       Entergy  Operations, Inc.,  a  subsidiary  of
                         Entergy   Corporation  that   has   operating
                         responsibility for Grand Gulf 1, Waterford 3,
                         ANO, and River Bend

Entergy Services         Entergy Services, Inc.

EPAct                    The Energy Policy Act of 1992

FASB                     Financial Accounting Standards Board

FERC                     Federal Energy Regulatory Commission

Grand Gulf 1             Unit   No.  1  of  the  Grand  Gulf   Station
                         (nuclear)

Grand Gulf 2             Unit   No.  2  of  the  Grand  Gulf   Station
                         (nuclear)

Grand Gulf Station       Grand  Gulf Steam Electric Generating Station
                         (nuclear)

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

KWH                      Kilowatt-Hour(s)

LP&L                     Louisiana Power & Light Company

LPSC                     Louisiana Public Service Commission

Money Pool               Entergy  Money  Pool,  which  allows  certain
                         System companies to borrow from, or lend to, certain other System companies

MP&L                     Mississippi Power & Light Company

NOPSI                    New Orleans Public Service Inc.

OBRA                     Omnibus Budget Reconciliation Act of 1993

Owner Participant        A  corporation that, in connection  with  the
                         Waterford 3 sale and leaseback transactions, has acquired a beneficial interest in a trust, the Owner Trustee of which is the owner and lessor of an undivided interest in Waterford 3

Owner Trustee            Each institution and/or individual acting  as
                         owner trustee under a trust agreement with an Owner Participant in connection with the Waterford 3 sale and leaseback transactions

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 106                 SFAS   106,   "Employers'   Accounting    for
                         Postretirement Benefits Other Than Pensions"

SFAS 109                 SFAS 109, "Accounting for Income Taxes"

System or Entergy        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System operating
 companies               AP&L, GSU, LP&L, MP&L, and  NOPSI,
                         collectively

Waterford 3              Unit No. 3 of LP&L's Waterford Steam Electric
                         Generating Station (nuclear)

                    LOUISIANA POWER & LIGHT COMPANY

                         REPORT OF MANAGEMENT


      The management of Louisiana Power & Light Company has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

       To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

       The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/s/ Edwin Lupberger                     /s/ Gerald D. McInvale

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                    LOUISIANA POWER & LIGHT COMPANY

                   AUDIT COMMITTEE CHAIRMAN'S LETTER


     The Entergy Corporation Board of Directors' Audit Committee functions as the Audit Committee for Louisiana Power & Light Company. The Audit Committee is comprised of four directors, who are not officers of LP&L: H. Duke Shackelford (Chairman), Lucie J. Fjeldstad, Dr. Norman C. Francis, and James R. Nichols. The committee held four meetings during 1994.

      The Audit Committee oversees LP&L's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

      The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Coopers & Lybrand L.L.P.) the overall scope and specific plans for their respective audits, as well as LP&L's financial statements and the adequacy of LP&L's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of LP&L's internal controls, and the overall quality of LP&L's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.



                                   /s/ H. Duke Shackelford

                                   H. DUKE SHACKELFORD
                                   Chairman, Audit Committee

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Louisiana Power & Light Company

      We have audited the accompanying balance sheet of Louisiana Power & Light Company as of December 31, 1994, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on
these  financial  statements  based  on  our  audit.   The  financial
statements of the Company as of December 31, 1993 and for the years ended December 31, 1993 and 1992, were audited by other auditors, whose report, dated February 11, 1994, included an explanatory paragraph that described changes in methods of accounting for income taxes and postretirement benefits other than pensions which are
discussed   in  Notes  3  and  10  respectively,  to  these  financial statements.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
New Orleans, Louisiana
February 21, 1995

                     INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of Louisiana Power & Light Company

     We have audited the accompanying balance sheet of Louisiana Power & Light Company (LP&L) as of December 31, 1993, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of LP&L's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of LP&L at December 31, 1993, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      As discussed in Notes 3 and 10 to the financial statements, in 1993 LP&L changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 11, 1994

                        LOUISIANA POWER & LIGHT COMPANY
                                BALANCE SHEETS
                                    ASSETS

                                                                  December 31,
                                                                 1994      1993
                                                                 (In Thousands)

Utility Plant:
  Electric                                                    $4,778,126   $4,646,020
  Electric plant under lease                                     229,468      225,083
  Construction work in progress                                   94,791      133,536
  Nuclear fuel under capital lease                                44,238       61,375
  Nuclear fuel                                                     6,420        3,823
                                                              ----------   ----------
           Total                                               5,153,043    5,069,837
  Less - accumulated depreciation and amortization             1,600,510    1,496,107
                                                              ----------   ----------
           Utility plant - net                                 3,552,533    3,573,730
                                                              ----------   ----------

Other Property and Investments:
  Nonutility property                                             20,060       20,060
  Decommissioning trust fund                                      27,076       22,109
  Investment in subsidiary company - at equity                    14,230       14,230
  Other                                                            1,078          984
                                                              ----------   ----------
           Total                                                  62,444       57,383
                                                              ----------   ----------

Current Assets:
  Cash and cash equivalents:
    Temporary cash investments - at cost,
      which approximates market                                   28,718       33,489
  Special deposits                                                 3,237       19,077
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $1.2 million in 1994 and of $1.1 million in 1993)           58,858       66,575
    Associated companies                                           9,827        2,952
    Other                                                         11,609       10,656
    Accrued unbilled revenues                                     63,109       64,314
  Accumulated deferred income taxes                                3,702        6,031
  Materials and supplies - at average cost                        89,692       87,204
  Rate deferrals                                                  28,422       28,422
  Prepayments and other                                           25,291       16,510
                                                              ----------   ----------
           Total                                                 322,465      335,230
                                                              ----------   ----------

Deferred Debits and Other Assets:
  Regulatory Assets:
    Rate deferrals                                                25,609       54,031
    SFAS 109 regulatory asset - net                              379,263      349,703
    Unamortized loss on reacquired debt                           43,656       47,853
    Other regulatory assets                                       25,736       26,837
  Other                                                           23,733       19,231
                                                              ----------   ----------
           Total                                                 497,997      497,655
                                                              ----------   ----------

           TOTAL                                              $4,435,439   $4,463,998
                                                              ==========   ==========

See Notes to Financial Statements.

                         LOUISIANA POWER & LIGHT COMPANY
                                BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                           December 31,
                                                         1994       1993
                                                          (In Thousands)
Capitalization:
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares in 1994 and 1993               $1,088,900  $1,088,900
  Capital stock expense and other                         (5,367)     (6,109)
  Retained earnings                                      113,420      89,849
                                                      ----------  ----------
           Total common shareholder's equity           1,196,953   1,172,640
  Preferred stock:
    Without sinking fund                                 160,500     160,500
    With sinking fund                                    111,265     126,302
  Long-term debt                                       1,403,055   1,457,626
                                                      ----------  ----------

           Total                                       2,871,773   2,917,068
                                                      ----------  ----------

Other Noncurrent Liabilities:
  Obligations under capital leases                        16,238      27,508
  Other                                                   54,216      28,909
                                                      ----------  ----------

           Total                                          70,454      56,417
                                                      ----------  ----------

Current Liabilities:
  Currently maturing long-term debt                       75,320      25,315
  Notes payable:
    Associated companies                                   7,954      52,041
    Other                                                 19,200           -
  Accounts payable:
    Associated companies                                  20,793      33,523
    Other                                                 82,203      76,284
  Customer deposits                                       54,934      52,234
  Taxes accrued                                           (1,860)     15,110
  Interest accrued                                        42,987      42,141
  Dividends declared                                       5,489       5,938
  Deferred revenue - gas supplier judgment proceeds            -      14,632
  Deferred fuel cost                                      13,983         605
  Obligations under capital leases                        28,000      33,867
  Other                                                   20,156       9,741
                                                      ----------  ----------

           Total                                         369,159     361,431
                                                      ----------  ----------

Deferred Credits:
  Accumulated deferred income taxes                      883,945     834,899
  Accumulated deferred investment tax credits            151,259     188,843
  Deferred interest - Waterford 3 lease obligation        26,000      25,372
  Other                                                   62,849      79,968
                                                      ----------  ----------

           Total                                       1,124,053   1,129,082
                                                      ----------  ----------

Commitments and Contingencies (Notes 2, 8,  and 9)

           TOTAL                                      $4,435,439  $4,463,998
                                                      ==========  ==========

See Notes to Financial Statements.




               LOUISIANA POWER & LIGHT COMPANY
                  STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                                   1994        1993         1992
                                                                          (In Thousands)

Operating Activities:
  Net income                                                    $213,839      $188,808     $182,989
  Noncash items included in net income:
    Change in rate deferrals                                      28,422        28,422       28,422
    Depreciation and decommissioning                             151,994       142,051      138,290
    Deferred income taxes and investment tax credits             (15,972)       40,261       42,896
    Allowance for equity funds used during construction           (3,486)       (2,581)      (1,714)
    Amortization of deferred revenues                            (14,632)      (42,470)     (38,646)
  Changes in working capital:
    Receivables                                                    1,094        (8,046)      (5,135)
    Accounts payable                                              (6,811)      (28,198)       7,733
    Taxes accrued                                                (16,970)        6,861        6,002
    Interest accrued                                                 846         1,003        2,917
    Other working capital accounts                                31,064        15,205      (16,037)
  Refunds to customers - gas contract settlement                       -       (56,027)     (56,066)
  Decommissioning trust contributions                             (4,815)       (4,000)      (2,000)
  Other                                                            3,048        18,299        5,982
                                                                --------      --------     --------

    Net cash flow provided by operating activities               367,621       299,588      295,633
                                                                --------      --------     --------

Investing Activities:
  Construction expenditures                                     (140,669)     (163,142)    (150,527)
  Allowance for equity funds used during construction              3,486         2,581        1,714
                                                                --------      --------     --------

    Net cash flow used in investing activities                  (137,183)     (160,561)    (148,813)
                                                                --------      --------     --------

Financing Activities:
  Proceeds from the issuance of:
   First mortgage bonds                                                -       100,000      269,000
   Preferred stock                                                     -             -       87,000
   Other long-term debt                                           19,946        58,000       44,094
  Changes in short-term borrowings                               (24,887)       52,041            -
  Retirement of:
    First mortgage bonds                                         (25,000)     (100,919)    (309,205)
    Other long-term debt                                            (322)      (22,052)     (15,977)
  Redemption of preferred stock                                  (15,038)      (22,500)     (63,981)
  Dividends paid:
    Common stock                                                (167,100)     (167,600)    (174,600)
    Preferred stock                                              (22,808)      (25,290)     (28,845)
                                                                --------      --------     --------

    Net cash flow used in financing activities                  (235,209)     (128,320)    (192,514)
                                                                --------      --------     --------

Net increase (decrease) in cash and cash equivalents              (4,771)       10,707      (45,694)

Cash and cash equivalents at beginning of period                  33,489        22,782       68,476
                                                                --------      --------     --------

Cash and cash equivalents at end of period                       $28,718       $33,489      $22,782
                                                                ========      ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                        $128,000      $127,497     $126,674
    Income taxes                                                 $96,442       $62,414      $32,668
  Noncash investing and financing activities:
    Capital lease obligations incurred                            $9,677       $33,210      $37,689
   Deficiency of fair value of decommissioning trust
       assets over amount invested                               ($1,129)            -            -

See Notes to Financial Statements.

                    LOUISIANA POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES


      Liquidity is important to LP&L due to the capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, LP&L does require significant capital resources for the periodic maturity of certain series of debt and preferred stock and ongoing construction. Net cash flow from operations totaled $368 million, $300 million, and $296 million in 1994, 1993, and 1992, respectively. Net cash flow from operations in 1993 included payment of the last scheduled refund to customers of proceeds from a settlement with a gas supplier. In recent years, this cash flow, supplemented by cash on hand, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. LP&L's ability to fund these capital requirements results, in part, from its continued efforts to streamline operations and reduce costs, as well as collections under its Waterford 3 rate phase-in plan which exceed the current cash requirements for Waterford 3-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs; therefore, there is no effect on net income.) LP&L's Waterford 3 rate phase-in plan will continue to contribute to LP&L's cash position through 1996. See Note 2 for additional information on LP&L's rate phase-in plan. See Note 8 for additional information on LP&L's capital and refinancing requirements in 1995 - 1997. Also, to the extent current market interest and dividend rates allow, LP&L may continue to refinance high-cost debt and preferred stock prior to maturity.

     Earnings coverage tests and bondable property additions limit the amount of first mortgage bonds and preferred stock that LP&L can issue. Based on the most restrictive applicable tests as of December 31, 1994, and assuming an annual interest or dividend rate of 9.25%, LP&L could have issued $107 million of additional first
mortgage  bonds  or  $784  million  of  additional  preferred   stock.
Further, LP&L has the conditional ability to issue first mortgage bonds against the retirement of first mortgage bonds, in some cases without satisfying an earnings coverage test.

      See Notes 5 and 6 for information on LP&L's financing activities and Note 4 for information on LP&L's short-term borrowings and lines of credit.

                     LOUISIANA POWER & LIGHT COMPANY
                          STATEMENTS OF INCOME

                                        For the Years Ended December 31,
                                          1994        1993         1992
                                                  (In Thousands)

Operating Revenues                     $1,708,541   $1,729,666   $1,553,745
                                       ----------   ----------   ----------


Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses        331,422      338,670      256,313
    Purchased power                       366,564      381,252      335,750
    Nuclear refueling outage expenses      18,187       18,380       19,179
    Other operation and maintenance       348,980      340,320      324,020
  Depreciation and decommissioning        151,994      142,051      138,290
  Taxes other than income taxes            56,101       50,391       49,507
  Income taxes                             63,751      108,568       83,984
  Amortization of rate deferrals           28,422       28,422       28,422
                                       ----------   ----------   ----------
        Total                           1,365,421    1,408,054    1,235,465
                                       ----------   ----------   ----------


Operating Income                          343,120      321,612      318,280
                                       ----------   ----------   ----------


Other Income (Deductions):
  Allowance for equity funds used
   during construction                      3,486        2,581        1,714
  Miscellaneous - net                         747        2,069        6,676
  Income taxes                                463       (2,245)      (3,053)
                                       ----------   ----------   ----------
        Total                               4,696        2,405        5,337
                                       ----------   ----------   ----------

Interest Charges:
  Interest on long-term debt              129,952      130,352      135,772
  Other interest - net                      6,494        6,605        5,591
  Allowance for borrowed funds used
   during construction                     (2,469)      (1,748)        (735)
                                       ----------   ----------   ----------
        Total                             133,977      135,209      140,628
                                       ----------   ----------   ----------


Net Income                                213,839      188,808      182,989

Preferred Stock Dividend Requirements
  and Other                                23,319       24,754       28,416
                                       ----------   ----------   ----------

Earnings Applicable to Common Stock      $190,520     $164,054     $154,573
                                       ==========   ==========   ==========

See Notes to Financial Statements.

                       LOUISIANA POWER & LIGHT COMPANY
                       STATEMENTS OF RETAINED EARNINGS

                                            For the Years Ended December 31,
                                             1994        1993         1992
                                                     (In Thousands)

Retained Earnings, January 1                $89,849       $94,510     $117,820
  Add:
    Net income                              213,839       188,808      182,989
                                           --------      --------     --------
        Total                               303,688       283,318      300,809
                                           --------      --------     --------
  Deduct:
    Dividends declared:
      Preferred stock                        22,359        24,553       28,416
      Common stock                          167,100       167,600      174,600
    Capital stock expenses                      809         1,316        3,283
                                           --------      --------     --------

        Total                               190,268       193,469      206,299
                                           --------      --------     --------
Retained Earnings, December 31 (Note 7)    $113,420      $ 89,849     $ 94,510
                                           ========      ========     ========


See Notes to Financial Statements.

                    LOUISIANA POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Net Income

      Net income increased in 1994 due primarily to the fourth quarter write-off of the unamortized balances of deferred investment tax credits pursuant to the FERC settlement as discussed in Litigation and Regulatory Proceedings below, partially offset by lower electric operating revenues and higher other operation and maintenance expenses. Net income increased in 1993 due primarily to increased retail energy sales partially offset by the effects of implementing SFAS 109 and SFAS 106.

      Significant factors affecting the results of operations and causing variances between the years 1994 and 1993, and 1993 and 1992, are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      See "Selected Financial Data - Five-Year Comparison," following the notes, for information on operating revenues by source and KWH sales.

      Operating revenues were lower in 1994 due primarily to the completion of the amortization of the proceeds resulting from litigation with a gas supplier in the second quarter and lower wholesale revenues partially offset by higher retail revenues. Wholesale revenues decreased due primarily to lower sales to non-associated utilities. Retail revenues increased due primarily to increases in sales to industrial and commercial customers.

     Operating revenues were higher in 1993 due primarily to increased residential and commercial energy sales resulting primarily from a return to more normal weather as compared to milder weather in 1992. Industrial energy sales also increased primarily in the petrochemical industry.

Expenses

      Operating expenses decreased in 1994 due primarily to a decrease in income tax expense as a result of the write-off of the unamortized balances of deferred investment tax credits pursuant to a FERC settlement and lower fuel expense partially offset by higher other operation and maintenance expense. The decrease in fuel for electric generation and fuel-related expenses and purchased power expense is due primarily to lower fuel and purchased power prices. The increase in other operation and maintenance expense is due primarily to restructuring costs as discussed in Note 12 and power plant waste water site closures as discussed in Note 8.

     Operating expenses increased in 1993 due primarily to an increase in fuel expense because of increased generation requirements resulting primarily from increased retail energy sales and higher fuel costs. Total income taxes increased in 1993 due primarily to higher pretax income, an increase in the federal income tax rate as a result of OBRA, and the effect of implementing SFAS 109.

      Interest expense decreased in 1994 and 1993 as a result of the refinancing of high cost debt during 1993 and 1992.

                    LOUISIANA POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition

       The electric utility industry is becoming increasingly competitive and LP&L is seeking to become a leading competitor in the changing electric energy business. Competition presents LP&L with many challenges. The following have been identified by LP&L as its major competitive challenges.

                   Retail and Wholesale Rate Issues

       Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. The retail regulatory philosophy is shifting in some jurisdictions from traditional cost of service regulation to incentive rate regulation. Incentive and performance-based rate plans encourage efficiencies and productivity while permitting utilities and their customers to share in the results. In August 1994, LP&L filed a performance-based formula rate plan with the LPSC. The proposed formula rate plan would continue existing LP&L rates at current levels, while providing financial incentive to reduce costs and maintain high levels of customer satisfaction and system reliability. Hearings were held in March 1995. See Note 2 for additional information. Recognizing that many industrial customers have energy alternatives, LP&L continues to work with these customers to address their needs. In certain cases, competitive prices are negotiated, using variable rate design.

      Retail wheeling, the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's area of service, is also evolving. Over a dozen states have been or are studying the concept of retail competition. In April 1994, the state of Michigan initiated a five-year experiment that allows limited competition among public utilities. During the same month, the California Public Utilities Commission proposed to deregulate that state's electric power industry, starting on January 1, 1996, to allow the largest industrial customers to select the lowest cost supplier for electricity service. Under the proposal, by the year 2002, smaller companies and residential customers in California would also be able to buy power from any suppliers. The California Public Utilities Commission is currently reviewing its proposal and is expected to make a ruling in the first half of 1995. The retail market for electricity is expected to become more competitive with such moves toward deregulation.

      In some areas of the country, municipalities (or comparable entities) whose residents are served at retail by an investor-owned utility pursuant to a franchise are exploring the possibility of establishing new or extending existing distribution systems or seeking new delivery points in order to serve retail customers, especially large industrial customers, that currently receive service from an investor-owned utility. These options depend on the terms of a utility's franchise as well as on state law and regulation. In addition, FERC's authority to order utilities to transmit for a new or expanding municipal system is limited in certain respects. Where successful, however, the establishment of a municipal system or the acquisition by a municipal system of a utility's customers could result in the inability to recover costs that the utility has incurred in serving those customers.

      In mid-1994, the FERC issued a notice of proposed rulemaking concerning a regulatory framework for dealing with recovery of stranded costs, such as high cost nuclear generating units, which may be incurred by electric utilities as a result of increased competition. In addition to addressing recovery of stranded costs related to wholesale service, the proposal requested comment as to recovery of retail stranded costs in transmission rates where state regulatory authorities failed to address the issue or were in conflict. Comments and reply comments have been filed, and the matter is pending. The risk of exposure to stranded costs which may result from competition in the industry will depend on the extent and timing of retail competition, the resolution of jurisdictional issues concerning stranded cost recovery, and the extent to which such costs are recovered from departing or remaining customers, among other matters.

      In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. On October 31, 1994, as amended on January 25, 1995, Entergy Services filed with FERC revised transmission tariffs intended to provide access to transmission service on the same or comparable basis, terms, and conditions as the System operating companies, and the matter is pending. Open access and market pricing, once in effect, will increase marketing opportunities for LP&L, but will also expose LP&L to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

     In light of the rate issues discussed above, LP&L is aggressively reducing costs to avoid potential earnings erosions that might result as well as to become more competitive. In 1994, LP&L announced a restructuring program related to certain of its operating units. This program is designed to reduce costs and improve operating efficiencies. See Note 12 for further information. Also, in response to an increasingly competitive environment, LP&L announced intentions to revise its initial least cost planning activities.

                     The Energy Policy Act of 1992

     The EPAct addresses a wide range of energy issues and is altering the way Entergy and the rest of the electric utility industry operate. The EPAct encourages competition and affords utilities the opportunities, and the risks, associated with an open and more competitive market environment. The EPAct creates exemptions from regulation under the Holding Company Act and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for sales at wholesale. The EPAct also gives FERC the authority to order investor-owned utilities, including LP&L, to transmit power and energy to or for wholesale purchasers and sellers. The law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. Both LP&L and Entergy Power expect to compete in this market.

Litigation and Regulatory Proceedings

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy refunded approximately $8.6 million to LP&L, which will make refunds or credits to its customers (except for those portions attributable to its retained share of Grand Gulf 1 costs). Additionally, System Energy will refund a total of approximately $8.7 million, plus interest, to LP&L over the period through June 2004. The settlement also required the write-off of approximately $31.5 million of certain related unamortized balances of deferred investment tax credits by LP&L.

Property Tax Exemptions

      Exemption from the payment of Louisiana local property taxes on Waterford 3 , which has been in effect for 10 years, will expire in December 1995. LP&L is working with Louisiana local taxing authorities to determine the method for calculating the amount of the property taxes to be paid when the exemption expires. LP&L believes that assessed property taxes will be recovered from its customers through rates.

Environmental Issues

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including waste water impoundments. LP&L has determined that certain of its power plant waste water impoundments are affected by these regulations and has chosen to either upgrade or close them. The aggregate cost of the upgrades and closures, to be completed by 1996, is estimated to be $16 million.

Accounting Issues

      Proposed Accounting Standards - The FASB has proposed a SFAS on "Accounting for the Impairment of Long-Lived Assets," effective January 1, 1996. The proposed standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. Certain operations of LP&L are potentially affected by this standard, and any resulting write-offs will depend on future operating costs, generating units' efficiency and availability, and the future market for energy over the remaining life of the units. Based on current estimates, LP&L anticipates that future revenues will fully recover the costs of such operations.

      Continued Application of SFAS 71 - LP&L's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." As discussed above, the electric utility industry is changing and these changes could possibly result in the discontinuance of the application of SFAS 71, which would result in the elimination of regulatory assets and liabilities. See Note 1 for further information.

      Accounting for Decommissioning Costs - The FASB is currently reviewing the accounting for decommissioning of nuclear plants. This project could possibly change the System's, as well as the entire utility industry's, accounting for such costs. For further information, see Note 8.

                    LOUISIANA POWER & LIGHT COMPANY

                     NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      LP&L maintains accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

      LP&L records revenues when billed to its customers and, in addition, accrues revenue for the nonfuel portion of estimated revenues for energy delivered since the latest billings.

      LP&L's rate schedules include fuel adjustment clauses that allow deferral of fuel costs until such costs are reflected in the related revenues.

Utility Plant

      Utility plant is stated at original cost. Partial disallowances of plant cost ordered by the regulators have been recorded as an adjustment to utility plant. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of LP&L's utility plant is subject to the lien of its first mortgage indenture. In addition, certain assets of LP&L are subject to the liens of second mortgages related to pollution control revenue bonds.

     Utility plant includes the portions of Waterford 3 that were sold and are currently under lease. LP&L retired this property from its continuing property records as formerly owned property released from and no longer subject to LP&L's first mortgage indenture. LP&L is reflecting such leased property for financial reporting purposes as property under lease from others and depreciating this property over the life of the plant. See Note 9 for additional lease disclosure.

      Total LP&L net utility plant in service of $3.41 billion as of December 31, 1994 includes $2.36 billion of production plant, $.24 billion of transmission plant, $.74 billion of distribution plant, and $.07 billion of other plant.

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 2.8% in 1994, 3.0% in 1993, and 2.9% in 1992.

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. LP&L's effective composite rates for AFUDC were 10.1%, 10.4%, and 10.7%, for 1994, 1993, and 1992, respectively.

Income Taxes

      LP&L, its parent, and affiliates file a consolidated federal income tax return. Income taxes are allocated to LP&L in proportion to its contribution to consolidated taxable income. SEC regulations require that no Entergy Corporation subsidiary pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in Note 3, in 1993 LP&L changed its accounting for income taxes to conform with SFAS 109.

Reacquired Debt

      The premiums and costs associated with reacquired debt are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Cash and Cash Equivalents

      LP&L considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Continued Application of SFAS 71

      As a result of the EPAct and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. LP&L's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Continued applicability of SFAS 71 to LP&L's financial statements requires that rates set by an independent regulator on a cost of service basis (including a reasonable rate of return on invested capital) can actually be charged to and collected from customers.

      In the event that either all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion. That discontinuation should be reported by elimination from the balance sheet of the effects of any actions of regulators recorded as regulatory assets and liabilities.

      As of December 31, 1994, and for the foreseeable future, LP&L's financial statements continue to follow SFAS 71.

Fair Value Disclosure

      The estimated fair value of financial instruments has been determined by LP&L, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that LP&L could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

      LP&L considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, LP&L does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5, 6, and 8 for additional fair value disclosure.

      LP&L adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. As a result, at December 31, 1994, LP&L recorded on the balance sheet a reduction of $1.1 million in decommissioning trust funds, representing the amount by which the fair value of the securities held in such funds is less than amounts recovered in rates for decommissioning and deposited in the funds and the related earnings on the amounts deposited. Due to the regulatory treatment for decommissioning trust funds, LP&L recorded an offsetting amount in unrealized losses on investment securities as a regulatory asset.


NOTE 2.   RATE AND REGULATORY MATTERS

LPSC Rate Review

      In August 1994, LP&L filed a performance-based formula rate plan with the LPSC. The proposed formula rate plan would continue existing LP&L rates at current levels, while providing financial incentive to reduce costs and maintain high levels of customer satisfaction and system reliability. A performance rating adjustment feature of the plan would allow LP&L the opportunity to earn a higher rate of return if it improves performance over time. Conversely, if performance declines, the rate of return LP&L could earn would be lowered. This provides financial incentive for LP&L to maintain continuous improvement in all three performance categories (customer price, customer satisfaction, and customer reliability). Under the proposed plan, if LP&L's earnings fall within a bandwidth around a benchmark rate of return, there would be no adjustment in rates. If LP&L's earnings are above the bandwidth, the proposed plan would automatically reduce LP&L's base rates. Alternatively, if LP&L's earnings are below the bandwidth, the proposed plan would automatically increase LP&L's base rates. The reduction or increase in base rates would be an amount representing 50% of the difference between the earned rate of return and the nearest limit of the bandwidth. In no event would the annual adjustment in rates exceed 2% of LP&L's retail revenues. Hearings were held in March 1995. No assurance can be given that the LPSC will accept the performance-based formula rate plan, or that the current rate review will not result in a rate decrease.

Waterford 3 and Grand Gulf 1

      In a series of LPSC orders, court decisions, and agreements between November 1985 and June 1988, LP&L was granted Waterford 3 and Grand Gulf 1 rate relief. In addition, LP&L, in accordance with judicial decisions and LPSC rate orders, deferred a net amount of $266 million of its Waterford 3 costs related to the period November 14, 1985 through January 31, 1988. These deferred costs are being recovered over approximately 8.6 years beginning in April 1988.

      In November 1985, LP&L agreed to permanently absorb, and not recover from its retail customers, 18% of its 14% (approximately 2.52%) FERC-allocated share of the costs of capacity and energy of Grand Gulf 1. LP&L is allowed to recover through the fuel adjustment clause 4.6 cents per KWH (as of May 1994) for the energy related to its retained portion of these costs. Alternatively, LP&L may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to LPSC approval. For the year ended December 31, 1994, $66 million was billed to LP&L by System Energy.

NOTE 3.   INCOME TAXES


     Income tax expense consisted of the following:

                                                          For the Years Ended December 31,
                                                              1994       1993       1992
                                                                     (In Thousands)
    Current:
     Federal                                                $68,891     $62,037   $30,326
     State                                                   10,369       8,514     6,139
                                                            -------    --------   -------
       Total                                                 79,260      70,551    36,465
                                                            -------    --------   -------
    Deferred - net:
     Liberalized depreciation                                55,083      54,297    53,751
     Unbilled revenue                                         2,081       3,474    (7,906)
     Deferred Waterford 3 expenses                          (14,043)    (14,043)  (14,043)
     Adjustment of prior years' tax provisions                2,447       2,665    (5,331)
     Waterford 3 sale and leaseback                          (3,571)     (3,632)   (3,526)
     Gas contract settlement                                  5,483       9,513    15,180
     Nuclear refueling and maintenance                        3,407      (5,768)    1,989
     Materials and supplies inventory adjustments            (2,446)     (2,505)   (2,497)
     Alternative minimum tax                                (14,604)     (8,781)        -
     Property insurance reserve                                 521          23     3,119
     Deferred fuel                                           (5,148)     (1,337)    2,977
     Bond reacquisition                                      (1,502)       (243)    4,868
     Decontamination and decommissioning fund                   573       5,273         -
     Environmental reserve                                   (5,832)        213         -
     Other                                                     (869)      3,868     3,308
                                                            -------    --------   -------
       Total                                                 21,580      43,017    51,889
                                                            -------    --------   -------
    Investment tax credit adjustments - net                  (6,048)     (2,755)   (1,317)
    Investment tax credit amortization - FERC settlement    (31,504)          -         -
                                                            -------    --------   -------
       Recorded income tax expense                          $63,288    $110,813   $87,037
                                                            =======    ========   =======
    Charged to operations                                   $63,751    $108,568   $83,984
    Charged to other income                                    (463)      2,245     3,053
                                                            -------    --------   -------
       Recorded income tax expense                           63,288     110,813    87,037
    Income taxes applied against the debt
     component of AFUDC                                           -           -       442
                                                            -------    --------   -------
       Total income taxes                                   $63,288    $110,813   $87,479
                                                            =======    ========   =======


      Total  income taxes differ from the amounts computed by applying
the  statutory  federal income tax rate to income before  taxes.   The
reasons for the differences were:

                                                             For the Years Ended December 31,
                                                        1994                1993              1992
                                                            % of                 % of              % of
                                                           Pretax               Pretax            Pretax
                                                  Amount   Income     Amount    Income   Amount   Income
                                                                   (Dollars in Thousands)
Computed at statutory rate                        $96,994    35.0    $104,867    35.0    $91,809   34.0
Increases (reductions) in tax resulting from:
 State income taxes net of federal
  income tax effect                                 5,147     1.9       6,727     2.2      4,272    1.6
 Depreciation                                       3,219     1.2       2,550     0.9      3,064    1.1
 Impact of change in tax rate                      (2,749)   (1.0)     (2,767)   (0.9)    (3,989)  (1.5)
 Amortization of investment tax credits            (6,305)   (2.3)     (6,876)   (2.3)    (6,780)  (2.5)
 Investment tax credit amortization -
   FERC Settlement                                (31,504)  (11.3)          -      -           -     -
 SFAS 109 adjustment                                    -      -        4,193     1.4          -     -
 Other - net                                       (1,514)   (0.6)      2,119     0.7     (1,339)  (0.5)
                                                  -------    ----    --------    ----    -------   ----
   Recorded income tax expense                    $63,288    22.9    $110,813    37.0    $87,037   32.2
Income taxes applied against the debt
 component of AFUDC                                     -      -            -      -         442    0.2
                                                  -------    ----    --------    ----    -------   ----

   Total income taxes                             $63,288    22.9    $110,813    37.0    $87,479   32.4
                                                  =======    ====    ========    ====    =======   ====

      Significant components of LP&L's net deferred tax liabilities as of December 31, 1994 and 1993, were (in thousands):

                                                         1994          1993
    Deferred tax liabilities:
     Net regulatory assets                           $  (437,468)   $ (422,371)
     Plant related basis differences                    (722,653)     (665,517)
     Rate deferrals                                      (26,695)      (40,737)
     Bond reacquisition loss                             (15,866)      (17,368)
     Other                                               (17,106)      (14,429)
                                                     -----------   -----------
      Total                                          $(1,219,788)  $(1,160,422)
                                                     ===========   ===========

    Deferred tax assets:
     Unbilled revenues                               $    11,108    $   13,190
     Accumulated deferred investment tax credit           58,205        72,667
     Gas contract settlement                               7,539        12,917
     Removal cost                                         52,576        47,603
     Alternative minimum tax credit                       56,222        41,618
     Standard coal plant                                  12,561        12,898
     Waterford 3 sale/leaseback                          102,111        98,541
     Environmental reserve                                 6,308           476
     Other                                                32,915        31,644
                                                     -----------    ----------
      Total                                          $   339,545    $  331,554
                                                     ===========    ==========
     Net deferred tax liabilities                    $  (880,243)   $ (828,868)
                                                     ===========    ==========

     The alternative minimum tax (AMT) credit as of December 31, 1994, was $56.2 million. This AMT credit can be carried forward indefinitely and will reduce LP&L's federal income tax liability in future years.

      In accordance with a System Energy FERC settlement, LP&L wrote off $31.5 million of unamortized deferred investment tax credits in 1994.

      In 1993, LP&L adopted SFAS 109. SFAS 109 required that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 required that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. As a result of the adoption of SFAS 109, 1993 net income was reduced by $5.7 million, assets were increased by $309.7 million, and liabilities were increased by $315.4 million. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations.

      In August 1994, Entergy received an Internal Revenue Service report covering the federal income tax audit of Entergy Corporation and subsidiaries for the years 1988 - 1990. The report asserts an $80 million tax deficiency for the 1990 consolidated federal income tax returns related primarily to the application of accelerated investment tax credits associated with Waterford 3 and Grand Gulf nuclear plants. Entergy believes there is no material tax deficiency and is vigorously contesting the proposed assessment.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

     The SEC has authorized LP&L to effect short-term borrowings up to $150 million, which may be increased to as much as $236 million after further SEC approval. This authorization is effective through
November 30, 1996. As of December 31, 1994, LP&L had outstanding short-term lines of credit of $19.2 million from banks within its service territory. Interest rates associated with these lines of credit generally are based on the prime rate, the London interbank offered rate, or a bid rate. Commitment fees on these lines of credit are .125% of the amount of available credit. In addition, LP&L can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. LP&L had $8 million of outstanding borrowings under the Money Pool arrangement as of December 31, 1994.


NOTE 5.   PREFERRED STOCK

      The number of shares and dollar value of LP&L's preferred stock were:

                                              As of December 31,
                                        Shares                           Call Price Per
                                    Authorized and             Total       Share as of
                                      Outstanding          Dollar Value    December 31,
                                  1994         1993       1994       1993     1994
                                                       (Dollars in Thousands)
Without sinking fund:
 Cumulative, $100 par value
  4.96% Series                    60,000      60,000     $6,000     $6,000   $104.25
  4.16% Series                    70,000      70,000      7,000      7,000   $104.21
  4.44% Series                    70,000      70,000      7,000      7,000   $104.06
  5.16% Series                    75,000      75,000      7,500      7,500   $104.18
  5.40% Series                    80,000      80,000      8,000      8,000   $103.00
  6.44% Series                    80,000      80,000      8,000      8,000   $102.92
  7.84% Series                   100,000     100,000     10,000     10,000   $103.78
  7.36% Series                   100,000     100,000     10,000     10,000   $103.36
  8.56% Series                   100,000     100,000     10,000     10,000   $103.14
  Cumulative, $25 par value
  8.00% Series (1)             1,480,000   1,480,000     37,000     37,000       -
  9.68% Series (1)             2,000,000   2,000,000     50,000     50,000       -
                               ---------   ---------   --------   --------
   Total without sinking fund  4,215,000   4,215,000   $160,500   $160,500
                               =========   =========   ========   ========
With sinking fund:
 Cumulative, $100 par value
  7.00% Series (1)               500,000     500,000    $50,000    $50,000       -
  8.00% Series (1)               350,000     350,000     35,000     35,000       -
  Cumulative, $25 par value
  10.72% Series                  150,211     390,211      3,756      9,755    $25.67
  13.12% Series                        -      61,121          -      1,528       -
  14.72% Series                        -         416          -         10       -
  12.64% Series                  900,370   1,200,370     22,509     30,009    $27.37
                               ---------   ---------   --------   --------
   Total with sinking fund     1,900,581   2,502,118   $111,265   $126,302
                               =========   =========   ========   ========

(1)  These series are not redeemable as of December 31, 1994.

      The fair value of LP&L's preferred stock with sinking fund was estimated to be approximately $113.0 million and $141.9 million as of December 31, 1994 and 1993, respectively. The fair values were determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     Changes in preferred stock, with and without sinking fund, during the last three years were:
                                               Number of Shares
                                         1994         1993        1992

      Preferred stock issuances:
        $100 par value                        -            -       500,000
        $25 par value                         -            -     1,480,000
      Preferred stock retirements:
        $100 par value                        -            -      (370,000)
        $25 par value                  (601,537)    (900,000)   (1,015,160)

      Cash sinking fund requirements for the next five years for preferred stock outstanding as of December 31, 1994 are (in millions):
1995  - $6.8; 1996 - $4.5; 1997 - $3.8; 1998 - $3.8; and 1999 - $53.8.
LP&L   has  the  annual  non-cumulative  option  to  redeem,  at  par, additional amounts of certain series of its outstanding preferred stock.


NOTE 6.   LONG-TERM DEBT

     LP&L's long-term debt as of December 31, 1994 and 1993, was:

   Maturities        Interest Rates
  From   To         From     To                    1994          1993
                                                     (In Thousands)
 First Mortgage Bonds
  1995   1999       5-5/8%   10.36%              $ 179,000   $   204,000
  2000   2004       6%       8%                    361,520       361,520
  2020   2022       8-1/2%   10-1/8%               185,000       185,000

 Governmental Obligations*
  1994   2009       6-2/5%   8%                     40,472        37,794
  2010   2023       5.95%    8-1/4%                367,400       350,000
Waterford 3 Lease Obligation, 8.76% (Note 9)       353,600       353,600
Unamortized Premium and Discount - Net              (8,617)       (8,973)
                                                ----------    ----------
  Total Long-Term Debt                           1,478,375     1,482,941
Less Amount Due Within One Year                     75,320        25,315
                                                ----------    ----------
Long-Term Debt Excluding Amount Due Within One  $1,403,055    $1,457,626
  Year                                          ==========    ==========

 * Consists of pollution control bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

      The fair value of LP&L's long-term debt, excluding Waterford 3 lease obligation and long-term Purchase Agreement, as of December 31, 1994 and 1993 was estimated to be $1,089.2 million and $1,205.1 million, respectively. The fair values were determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

      For  the  years  1995,  1996, 1997, 1998,  and  1999,  LP&L  has long-term debt maturities and cash sinking fund requirements of (in millions): $75.3, $35.3, $34.3, $35.3 and $0.2, respectively. In addition, other sinking fund requirements of approximately $5.9 million annually may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.


NOTE 7.   DIVIDEND RESTRICTIONS

      LP&L's Restated Articles of Incorporation, as amended, and certain of its indentures, contain provisions restricting the payment of cash dividends or other distributions on common stock. As of December 31, 1994, none of LP&L's retained earnings were restricted against the payment of cash dividends or other distributions on common stock. On February 1, 1995, LP&L paid Entergy Corporation a $55.7 million cash dividend on common stock.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing

      Construction expenditures (excluding nuclear fuel) for the years 1995, 1996, and 1997 are estimated to total $115.4 million each year. LP&L will also require $160 million during the period 1995-1997 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. LP&L plans to meet the above requirements with internally generated funds and cash on hand, supplemented by the issuance of debt. See Notes 5 and 6 regarding the possible refunding, redemption, purchase or other acquisition of certain outstanding series of preferred stock and long-term debt.

Unit Power Sales Agreement

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI in accordance with specified percentages (AP&L 36%, LP&L 14%, MP&L 33%, and NOPSI 17%) as ordered by FERC. Charges under this agreement are paid in consideration for LP&L's respective entitlement to receive capacity and energy, and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, most likely upon Grand Gulf 1's retirement from service. LP&L's monthly obligation for payments under the agreement is approximately $7 million.

Availability Agreement

      AP&L, LP&L, MP&L, and NOPSI are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (AP&L 17.1%, LP&L 26.9%, MP&L 31.3%, and NOPSI 24.7%) in amounts that when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses. System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments have ever been required. If AP&L, MP&L, or NOPSI fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, LP&L could be liable for payments to System Energy, in amounts that cannot be determined, over and above its payments under the Unit Power Sales Agreement.

Reallocation Agreement

      System Energy and AP&L, LP&L, MP&L, and NOPSI entered into the Reallocation Agreement relating to the sale of capacity and energy from the Grand Gulf Station and the related costs, in which LP&L, MP&L, and NOPSI agreed to assume all of AP&L's responsibilities and obligations with respect to the Grand Gulf Station under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to AP&L supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (LP&L 26.23%, MP&L 43.97%, and NOPSI 29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect AP&L's obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

System Fuels

      LP&L has a 33% interest in System Fuels, a jointly owned subsidiary of AP&L, LP&L, MP&L, and NOPSI. The parent companies of System Fuels, including LP&L, agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. As of December 31, 1994, LP&L had approximately $14.2 million of loans outstanding to System Fuels which mature in 2008.

      In addition, System Fuels entered into a revolving credit agreement with a bank that provides $45 million in borrowings to finance System Fuels' nuclear materials and services inventory. Should System Fuels default on its obligations under its credit agreement, AP&L, LP&L, and System Energy have agreed to purchase the nuclear materials and services financed under the agreement.

Long-Term Contracts

      LP&L has a long-term agreement through the year 2031 to purchase energy generated by a hydroelectric facility. During 1994, 1993, and 1992, LP&L made payments under the contract of approximately $56.3 million, $66.9 million, and $39.1 million, respectively. If the maximum percentage (94%) of the energy is made available to LP&L, current production projections would require estimated payments of approximately $47 million per year through 1996, $54 million in 1997, and a total of $3.5 billion for the years 1998 through 2031. LP&L recovers the costs of purchased energy through its fuel adjustment clause.

      In June 1992, LP&L agreed to a renegotiated 20-year natural gas supply contract. LP&L has agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $9 million through 1997, and a total of $124 million for the years 1998 through 2012. LP&L recovers the cost of fuel consumed during the generation of electricity through its fuel adjustment clause.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $8.92 billion as of December 31, 1994. LP&L has protection for this liability through a combination of private insurance (currently $200 million) and an industry assessment program. Under the assessment program, the maximum amount that would be required for each nuclear incident would be $79.3 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. LP&L has one licensed reactor. In addition, LP&L participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. LP&L's maximum assessment under the program is an aggregate of approximately $3.2 million in the event losses exceed accumulated reserve funds.

      LP&L is a member of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1994, LP&L was insured against such losses up to $2.75 billion, with $250 million of this amount designated to cover any shortfall in the NRC required decommissioning trust funding. In addition, LP&L is a member of an insurance program that covers certain costs of replacement power and business interruption incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, LP&L could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1994, the maximum amount of such possible assessments to LP&L was $34.7 million.

      The amount of property insurance presently carried by LP&L exceeds the Nuclear Regulatory Commission's (NRC) minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured, would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs

      LP&L provides for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. LP&L entered into a contract with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold. The fees payable to the DOE may be adjusted in the future to assure full recovery. LP&L considers all costs incurred or to be incurred, except accrued interest, for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense, and provisions to recover such costs have been accepted by the LPSC.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. In a statement released February 17, 1993, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository for which it has not yet arranged. Currently the DOE projects it will begin to accept spent fuel no earlier than 2010. In the meantime, LP&L is responsible for spent fuel storage. Current on-site spent fuel storage capacity at Waterford 3 is estimated to be sufficient until 2000. Thereafter, LP&L will provide additional storage capacity at an estimated initial cost of $5.0 million to $10.0 million. In addition, approximately $3.0 million to $5.0 million will be required every four to five years subsequent to 2000 until the DOE's repository begins accepting Waterford 3's spent fuel.

      Entergy Operations and System Fuels joined in lawsuits against the DOE, seeking clarification of the DOE's responsibility to receive spent nuclear fuel beginning in 1998. The original suits, filed June 20, 1994, asked for a ruling stating that the Nuclear Waste Policy Act require the DOE to begin taking title to the spent fuel and to start removing it from nuclear power plants in 1998, a mandate for the DOE's nuclear waste management program to begin accepting fuel in 1998 and court monitoring of the program, and the potential for escrow of payments to a nuclear waste fund instead of directly to the DOE.

      Decommissioning costs for Waterford 3 were estimated to be $203.0 million (in 1988 dollars), based on a 1988 update to the original cost study. LP&L had LPSC authorization to fund and recover $4.0 million of decommissioning costs annually through 1993, based on the 1988 study update. LP&L has funded at an annual rate of $4.8 million since January 1994, in anticipation of a 1994 study update and a related LPSC review and determination of appropriate funding levels. The updated cost study completed in 1994 (in 1993 dollars) reflected a cost of decommissioning of $320.1 million. LP&L filed the updated cost study with the LPSC and requested a rate adjustment for decommissioning expense, which is being reviewed. The amounts recovered in rates are deposited in an external trust fund and are reported at market value. The accumulated decommissioning liability of $28.2 million as of December 31, 1994 has been recorded in accumulated depreciation. Decommissioning expense in the amount of $4.8 million was recorded in 1994. The actual decommissioning costs may vary from the above estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. Management believes that actual decommissioning costs are likely to be higher than the amounts presented above.

      The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, FASB is currently reviewing the accounting for decommissioning. If current electric utility industry accounting practices for such decommissioning are changed, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

      The EPAct has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments will be used to set up a fund into which contributions from utilities and the federal government will be placed. LP&L's annual assessment, which will be adjusted annually for inflation, is $1.3 million (in 1995 dollars) for approximately 15 years. FERC requires that utilities treat these assessments as costs of fuel as they are amortized. The cumulative liability of $14.5 million at December 31, 1994 is recorded in other current liabilities and other noncurrent liabilities, according to FERC guidelines, and is offset in the financial statements by a regulatory asset.

Sales/Use Tax Issues

      In September 1994, the Louisiana Supreme Court (Court) issued an opinion (in a case in which none of the System companies was a party) holding, in part, that the Louisiana state legislature's suspension of state sales and use tax exemptions also had the effect of suspending exemptions from local sales and use taxes. On January 27, 1995 the Court, after rehearing, reversed its opinion. Because of the Court's most recent ruling, sales of electricity and gas, fuels and other items used by LP&L to generate electricity in Louisiana, as well as other items exempt from sales and use taxes, continue to be exempt from local sales and use taxes, even though the state exemptions for sales and use tax have been suspended.

Environmental Issues

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including waste water impoundments. LP&L has determined that certain of its power plant waste water impoundments are affected by these regulations and has chosen to either upgrade or close them. The aggregate cost of the upgrades and closures, to be completed by 1996, is estimated to be $16 million.


NOTE 9.   LEASES

General

      As of December 31, 1994, LP&L had noncancelable operating leases with minimum lease payments as follows (in thousands):

     1995                                      $  4,395
     1996                                         4,038
     1997                                         3,924
     1998                                         3,811
     1999                                         3,505
     Years thereafter                             3,413
                                               --------
     Minimum lease payments                    $ 23,086
                                               ========

      Rental expense for operating leases amounted to approximately $12.1 million, $6.6 million, and $8.7 million in 1994, 1993, and 1992, respectively.

Nuclear Fuel Lease

      LP&L has an arrangement to lease nuclear fuel in an amount up to $95 million. The lessor finances its acquisition of nuclear fuel through a credit agreement and the issuance of notes. The credit agreement, which was entered into in 1989, has been extended to January 1998, and the notes have varying remaining maturities of up to 4 years. It is expected that the credit arrangement will be extended or alternative financing will be secured by the lessor upon the maturity of the current arrangements. If the lessor cannot arrange for alternative financing upon maturity of its borrowings, LP&L must purchase nuclear fuel in an amount sufficient to enable the lessor to retire such borrowings.

     Lease payments are based on nuclear fuel use. Nuclear fuel lease expense of $32.2 million, $39.9 million, and $38.3 million (including interest of $4.3 million, $4.9 million, and $5.4 million) was charged to operations in 1994, 1993, and 1992, respectively.

Waterford 3 Lease Obligations

      On September 28, 1989, LP&L entered into three substantially identical, but entirely separate, transactions for the sale (for an aggregate cash consideration of $353.6 million) and leaseback of three undivided portions of its 100% ownership interest in Waterford 3. The three undivided interests in Waterford 3 sold and leased back exclude certain transmission, pollution control, and other facilities that are part of Waterford 3. The interests sold and leased back, as described above, are equivalent on an aggregate cost basis to approximately 9.3% of Waterford 3. The sales were made to an Owner Trustee under three separate, but identical, trust agreements with three Owner Participants. LP&L is leasing back the sold interests from the Owner Trustee on a net lease basis over an approximate 28-year basic lease term. LP&L has options to terminate the lease and to repurchase the sold interests in Waterford 3 at certain intervals during the basic lease term. Further, at the end of the basic lease term, LP&L has an option to renew the lease or to repurchase the undivided interests in Waterford 3.

      The Owner Trustee acquired the interests with funds provided by the Owner Participants and with funds obtained from the issuance and sale by the Owner Trustee of intermediate-term and long-term bonds. The lease payments to be made by LP&L will be sufficient to service the debt incurred by the Owner Trustee.

      LP&L did not exercise its option to repurchase the undivided interests in Waterford 3 on the fifth anniversary (September 1994) of the closing date of the sale and leaseback transactions. As a result, LP&L was required to provide collateral to the Owner Participants for the equity portion of certain amounts payable by LP&L under the lease. Such collateral was in the form of a new series of non-interest bearing first mortgage bonds in the aggregate principal amount of $208.2 million issued by LP&L in September 1994 under its first mortgage bond indenture.

      Upon the occurrence of certain adverse events (including lease events of default, events of loss, deemed loss events or certain adverse "Financial Events" with respect to LP&L), LP&L may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions and LP&L may be required to assume the outstanding bonds issued by the Owner Trustee to finance its acquisition of the undivided interests in Waterford 3. "Financial Events" include, among other things, failure by LP&L, following the expiration of any applicable grace or cure periods, to maintain (1) as of the end of any fiscal quarter, total equity capital (including preferred stock) at least equal to 30% of adjusted capitalization, or
(2) in respect of the 12-month period ending on the last day of any fiscal quarter, a fixed charge coverage ratio of at least 1.50. As of December 31, 1994, LP&L's total equity capital (including preferred stock) was 49.10% of adjusted capitalization and its fixed charge coverage ratio was 3.01.

      In accordance with SFAS 98, "Accounting for Leases," due to "continuing involvement" by LP&L, the sale and leaseback by LP&L of the undivided portions of Waterford 3, as described above, are required to be reflected for financial reporting purposes as financing transactions in LP&L's financial statements even though such portions are no longer owned by LP&L. See Note 1 for further information regarding financial reporting treatment.

      As of December 31, 1994, LP&L had future minimum lease payments (reflecting an overall implicit rate of 8.76%) in connection with the Waterford 3 sale and leaseback transactions as follows (in thousands):

     1995                                             $ 32,569
     1996                                               35,165
     1997                                               39,805
     1998                                               41,447
     1999                                               50,530
     Years thereafter                                  676,214
                                                      --------
     Minimum lease payments                           $875,730
                                                      ========

NOTE 10.  POSTRETIREMENT BENEFITS

Pension Plan

      LP&L has a defined benefit pension plan covering substantially all of its employees. The pension plan is noncontributory and provides pension benefits based on employees' credited service and average compensation, generally during the last five years before retirement. LP&L funds pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

      LP&L's 1994, 1993, and 1992 pension cost, including amounts capitalized, included the following components:

                                              For the Years Ended December 31,
                                                      1994     1993     1992
                                                         (In Thousands)

   Service cost - benefits earned during the period  $5,441   $4,900   $4,307
   Interest cost on projected benefit obligation     14,473   14,684   14,110
   Actual return on plan assets                       2,024  (26,533) (14,329)
   Net amortization and deferral                    (19,981)   8,712   (3,113)
                                                    -------  -------  -------
   Net pension cost                                  $1,957   $1,763     $975
                                                    =======  =======  =======

      The funded status of LP&L's pension plan as of December 31, 1994 and 1993, was (excluding amounts allocable to NOPSI):

                                                                      1994      1993
                                                                      (In Thousands)
     Actuarial  present value of accumulated pension plan benefits:
      Vested                                                        $154,927   $179,049
      Nonvested                                                          795        768
                                                                    --------   --------
      Accumulated benefit obligation                                $155,722   $179,817
                                                                    ========   ========
     Plan assets at fair value                                      $198,724   $224,203
     Projected benefit obligation                                    178,895    211,928
                                                                    --------   --------
     Plan assets in excess of projected benefit obligation            19,829     12,275
     Unrecognized prior service cost                                   4,881      6,257
     Unrecognized transition asset                                   (19,653)   (22,460)
     Unrecognized net gain                                           (16,677)    (5,734)
                                                                    --------   --------
                                                                     (11,620)    (9,662)
     Unfunded portion of NOPSI pension liability                      (1,584)   (12,256)
                                                                    --------   --------
     Accrued pension liability                                      $(13,204)  $(21,918)
                                                                    ========   ========

      The significant actuarial assumptions used in computing the information above for 1994, 1993, and 1992 were as follows: weighted average discount rate, 8.5% for 1994, 7.5% for 1993 and 8.25% for 1992 ; weighted average rate of increase in future compensation levels, 5.1% for 1994 and 5.6% for 1993 and 1992; and expected long-term rate of return on plan assets, 8.5%. Transition assets are being amortized over 15 years.

Other Postretirement Benefits

      LP&L also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for LP&L. The cost of providing these benefits, recorded on a cash basis, to retirees in 1992 was approximately $3.7 million.

      Effective January 1, 1993, LP&L adopted SFAS 106. This standard required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. LP&L continues to fund these benefits on a pay-as-you-go basis. As of January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $59.4 million. This obligation is being amortized over a 20-year period beginning in 1993.

      The LPSC ordered LP&L to use the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions, but the LPSC retains the flexibility to examine individual companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted.

      LP&L's 1994 and 1993 postretirement benefit cost, including amounts capitalized and deferred, included the following components:

                                                         1994      1993
                                                         (In Thousands)

     Service cost - benefits earned during the period   $2,433    $2,083
     Interest cost on APBO                               4,422     4,749
     Net amortization and deferral                       3,066     2,971
                                                        ------    ------
     Net periodic postretirement benefit cost           $9,921    $9,803
                                                        ======    ======
      The funded status of LP&L's postretirement plan as of December 31, 1994 and 1993, was as follows:

                                               1994      1993
                                               (In Thousands)

     Accumulated postretirement benefit obligation:
      Retirees                                      $ 38,401   $ 41,769
      Other fully eligible participants                8,550      6,825
      Other active participants                        9,695     21,085
                                                    --------   --------
                                                      56,646     69,679
     Plan assets at fair value                             -          -
                                                    --------   --------
     Plan assets less than APBO                      (56,646)   (69,679)
     Unrecognized transition obligation               53,488     56,459
     Unrecognized net loss (gain)                     (8,253)     7,579
                                                    --------   --------
     Accrued postretirement benefit liability       $(11,411)  $ (5,641)
                                                    ========   ========

      The assumed health care cost trend rate used in measuring the APBO was 9.4% for 1995, gradually decreasing each successive year until it reaches 5% in 2011. A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO as of December 31, 1994, by 8.9% and the sum of the service cost and interest cost by approximately 11.4%. The assumed discount rate and rate of increase in future compensation used in determining the APBO were 8.5% for 1994 and 7.5% for 1993 and 5.1% for 1994 and 5.5% for 1993, respectively.


NOTE 11.  TRANSACTIONS WITH AFFILIATES

      LP&L buys electricity from and/or sells electricity to the other System operating companies and System Energy under rate schedules filed with FERC. In addition, LP&L purchases fuel from System Fuels, receives technical and advisory services from Entergy Services, and receives operating services from Entergy Operations.

      Operating  revenues  include revenues from sales  to  affiliates amounting to $1.0 million in 1994, $4.8 million in 1993, and $5.5 million in 1992. Operating expenses include charges from affiliates for fuel costs, purchased power and related charges, management services, and technical and advisory services totaling $365.8 million in 1994, $322 million in 1993, and $314.3 million in 1992. LP&L pays directly or reimburses Entergy Operations for the costs associated with operating Waterford 3 (excluding nuclear fuel), which were approximately $152.5 million in 1994, $118.9 million in 1993, and $152.1 million in 1992.


NOTE 12.  RESTRUCTURING COSTS

      During the third quarter of 1994, LP&L announced a restructuring program related to certain of its operating units. The program is designed to reduce costs, improve operating efficiencies, and increase shareholder value in order to enable LP&L to become a low-cost producer. The program includes reductions in the number of employees and the consolidation of offices and facilities. In 1994, LP&L recorded restructuring charges of $6.8 million. These charges primarily include employee severance costs related to the expected termination of approximately 296 employees. As of December 31, 1994, no employees have been terminated and no termination benefits have been paid under this restructuring program.


NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     LP&L's business is subject to seasonal fluctuations with the peak period occurring during the third quarter. Operating results for the four quarters of 1994 and 1993 were:

                              Operating      Operating     Net
                               Revenues       Income     Income
                                         (In Thousands)
     1994:
       First Quarter            $383,826     $ 68,668    $37,096
       Second Quarter           $441,643     $ 80,686    $48,353
       Third Quarter            $502,458     $ 99,824    $67,029
       Fourth Quarter           $380,614     $ 93,942    $61,361
     1993:
       First Quarter            $357,856     $ 56,875    $25,733
       Second Quarter           $399,570     $ 79,472    $46,932
       Third Quarter            $545,487     $124,789    $92,287
       Fourth Quarter           $426,753     $ 60,476    $23,856

     See "Significant Factors and Known Trends - Litigation and Regulatory Proceedings" for information regarding the write-off of certain unamortized deferred investment tax credits in the fourth quarter of 1994.

                    LOUISIANA POWER & LIGHT COMPANY

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                           1994         1993         1992          1991        1990
                                           (In Thousands)
Operating revenues          $1,708,541   $1,729,666   $1,553,745    $1,528,934  $1,485,572
Net income                  $  213,839   $  188,808   $  182,989    $  166,572  $  155,049
Total assets                $4,435,439   $4,463,998   $4,109,148    $4,131,751  $4,262,124
Long-term obligations (1)   $1,530,558   $1,611,436   $1,622,909    $1,582,606  $1,867,369

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

     See Notes 3 and 10 for the effect of accounting changes in 1993.

                          1994      1993      1992      1991      1990
                                        (Dollars in Thousands)
Operating Revenues:
 Residential          $577,084    $572,738    $518,255    $525,594    $520,800
 Commercial            358,672     345,254     320,688     318,613     314,700
 Industrial            659,061     652,574     578,741     558,036     532,800
 Governmental           31,679      29,723      27,780      28,303      26,500
                    ----------  ----------  ----------  ----------  ----------
  Total retail       1,626,496   1,600,289   1,445,464   1,430,546   1,394,800
 Sales for resale       35,406      49,388      38,632      31,997      41,800
 Other                  46,639      79,989      69,649      66,391      49,000
                    ----------  ----------  ----------  ----------  ----------
  Total             $1,708,541  $1,729,666  $1,553,745  $1,528,934  $1,485,600
                    ==========  ==========  ==========  ==========  ==========


Billed Electric Energy
 Sales (Millions of KWH):
 Residential             7,449       7,368       6,996       7,182       7,169
 Commercial              4,631       4,435       4,307       4,367       4,299
 Industrial             16,561      15,914      15,013      14,832      14,170
 Governmental              423         398         385         405         382
                        ------      ------      ------      ------      ------
  Total retail          29,064      28,115      26,701      26,786      26,020
 Sales for resale          786       1,325       1,305       1,201       1,149
                        ------      ------      ------      ------      ------

  Total                 29,850      29,440      28,006      27,987      27,169
                        ======      ======      ======      ======      ======

                   Mississippi Power & Light Company



                       1994 Financial Statements

                   MISSISSIPPI POWER & LIGHT COMPANY

                              DEFINITIONS


      Certain abbreviations or acronyms used in MP&L's Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym                 Term

AFUDC                    Allowance for Funds Used During Construction

AP&L                     Arkansas Power & Light Company

Entergy or System        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

Entergy Services         Entergy Services, Inc.

EPAct                    The Energy Policy Act of 1992

FASB                     Financial Accounting Standards Board

FERC                     Federal Energy Regulatory Commission

Final Order on Rehearing An  order issued by the MPSC on September 16,
                         1985, with respect to MP&L's Grand Gulf 1-related rate issues

G&R Bonds                General  and Refunding Mortgage Bonds  issued
                         and issuable under MP&L's G&R Mortgage dated as of February 1, 1988, as amended

G&R Mortgage             General and Refunding Mortgage established by
                         MP&L effective February 1, 1988, to provide for issuances of G&R Bonds

Grand Gulf Station       Grand  Gulf Steam Electric Generating Station
                         (nuclear)

Grand Gulf 1             Unit   No.  1  of  the  Grand  Gulf   Station
                         (nuclear)

Grand Gulf 2             Unit   No.  2  of  the  Grand  Gulf   Station
                         (nuclear)

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

Independence Station     Independence   Steam   Electric    Generating
                         Station

KWH                      Kilowatt-Hours

LP&L                     Louisiana Power & Light Company

MWH                      Megawatt-Hours

Merger The combination transaction, consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware Corporation

Money Pool               Entergy  Money  Pool,  which  allows  certain
                         System companies to borrow from, or lend to, certain other System companies

MP&L                     Mississippi Power & Light Company

MPSC                     Mississippi Public Service Commission

NOPSI                    New Orleans Public Service Inc.

OBRA                     Omnibus Budget Reconciliation Act of 1993

Revised Plan             MP&L's  Grand  Gulf 1-related  rate  phase-in
                         plan, originally approved by the MPSC in  the
                         Final Order on Rehearing, as modified by  the
                         MPSC   order  issued September 29,  1988,  to
                         bring such plan into compliance with the requirements of SFAS 92

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 106                 SFAS   106,   "Employers'   Accounting    for
                         Postretirement Benefits Other Than Pensions"

SFAS 109                 SFAS 109, "Accounting for Income Taxes"

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System or Entergy        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

System operating
 companies               AP&L,    GSU,   LP&L,   MP&L,   and    NOPSI,
                         collectively

                   MISSISSIPPI POWER & LIGHT COMPANY

                         REPORT OF MANAGEMENT


      The management of Mississippi Power & Light Company has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

       To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

       The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/s/ Edwin Lupberger                     /s/ Gerald D. McInvale

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                   MISSISSIPPI POWER & LIGHT COMPANY

                   AUDIT COMMITTEE CHAIRMAN'S LETTER


      The  Entergy  Corporation  Board of Directors'  Audit  Committee
functions as the Audit Committee for Mississippi Power & Light Company. The Audit Committee is comprised of four directors, who are not officers of MP&L: H. Duke Shackelford (Chairman), Lucie J. Fjeldstad, Dr. Norman C. Francis, and James R. Nichols. The committee held four meetings during 1994.

      The Audit Committee oversees MP&L's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

      The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Coopers & Lybrand L.L.P.) the overall scope and specific plans for their respective audits, as well as MP&L's financial statements and the adequacy of MP&L's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of MP&L's internal controls, and the overall quality of MP&L's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.



                                /s/ H. Duke Shackelford

                                H. DUKE SHACKELFORD
                                Chairman, Audit Committee

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Mississippi Power & Light Company

      We have audited the accompanying balance sheet of Mississippi Power & Light Company as of December 31, 1994, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1993 and for the years ended December 31, 1993 and 1992, were audited by other auditors, whose report, dated February 11, 1994, included an explanatory paragraph that described changes in methods of accounting for revenues, income taxes and postretirement benefits other than pensions which are discussed in Notes 1, 3 and 9 respectively, to these financial statements.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
New Orleans, Louisiana
February 21, 1995

                     INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of Mississippi Power & Light Company

      We have audited the accompanying balance sheet of Mississippi Power & Light Company (MP&L) as of December 31, 1993, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of MP&L's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of MP&L at December 31, 1993, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the financial statements, MP&L changed its method of accounting for revenues in 1993 and, as discussed in Notes 3 and 9 to the financial statements, in 1993 MP&L changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 11, 1994

                        MISSISSIPPI POWER & LIGHT COMPANY
                                 BALANCE SHEETS
                                    ASSETS

                                                               December 31,
                                                             1994        1993
                                                              (In Thousands)
Utility Plant:
  Electric                                                $1,475,322  $1,389,229
  Construction work in progress                               67,119      62,699
                                                          ----------  ----------
           Total                                           1,542,441   1,451,928
  Less - accumulated depreciation and amortization           582,514     577,728
                                                          ----------  ----------
           Utility plant - net                               959,927     874,200
                                                          ----------  ----------

Other Property and Investments:
  Investment in subsidiary company - at equity                 5,531       5,531
  Other                                                        5,624       4,760
                                                          ----------  ----------

           Total                                              11,155      10,291
                                                          ----------  ----------

Current Assets:
  Cash and cash equivalents:
    Cash                                                       5,080       7,999
    Temporary cash investments - at cost,
      which approximates market
     Associated companies                                        276           -
     Other                                                     4,242           -
                                                          ----------  ----------
           Total cash and cash equivalents                     9,598       7,999
  Notes receivable                                             9,681       7,118
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $2.1 million in 1994 and $2.5 million in 1993)          21,087      33,155
    Associated companies                                       4,680       7,342
    Other                                                      2,789       3,672
    Accrued unbilled revenues                                 39,873      57,414
  Fuel inventory - at average cost                             4,780       8,652
  Materials and supplies - at average cost                    20,642      20,886
  Rate deferrals                                             106,538      96,935
  Prepayments and other                                       10,672      13,763
                                                          ----------  ----------

            Total                                            230,340     256,936
                                                          ----------  ----------

Deferred Debits and Other Assets:
  Regulatory Assets:
    Rate deferrals                                           385,720     504,428
    Unamortized loss on reacquired debt                       10,488      11,656
    Other regulatory assets                                   10,168       2,949
  Long-term receivables                                       13,078       9,951
  Other                                                        8,569       6,326
                                                          ----------  ----------

            Total                                            428,023     535,310
                                                          ----------  ----------

            TOTAL                                         $1,629,445  $1,676,737
                                                          ==========  ==========

See Notes to Financial Statements.

                        MISSISSIPPI POWER & LIGHT COMPANY
                                BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                              December 31,
                                                            1994       1993
                                                            (In Thousands)

Capitalization:
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares in 1994 and 1993                     $199,326    $199,326
  Capital stock expense and other                           (1,762)     (1,864)
  Retained earnings                                        232,011     236,337
                                                        ----------  ----------
            Total common shareholder's equity              429,575     433,799
  Preferred stock:
    Without sinking fund                                    57,881      57,881
    With sinking fund                                       31,770      46,770
  Long-term debt                                           475,233     516,156
                                                        ----------  ----------

            Total                                          994,459   1,054,606
                                                        ----------  ----------

Other Noncurrent Liabilities:
  Obligations under capital leases                             552         686
  Other                                                      8,984       6,231
                                                        ----------  ----------

            Total                                            9,536       6,917
                                                        ----------  ----------

Current Liabilities:
  Currently maturing long-term debt                         65,965      48,250
  Notes payable:
    Associated companies                                         -      11,568
    Other                                                   30,000           -
  Accounts payable:
    Associated companies                                     2,350      29,181
    Other                                                   30,205      12,157
  Customer deposits                                         22,793      21,474
  Taxes accrued                                             20,821      24,252
  Accumulated deferred income taxes                         47,515      41,758
  Interest accrued                                          20,377      23,171
  Dividends declared                                         1,626       1,985
  Other                                                     28,692      17,303
                                                        ----------  ----------

            Total                                          270,344     231,099
                                                        ----------  ----------

Deferred Credits:
  Accumulated deferred income taxes                        301,288     311,616
  Accumulated deferred investment tax credits               29,528      37,193
  SFAS 109 regulatory liability - net                       13,099      23,626
  Other                                                     11,191      11,680
                                                        ----------  ----------

            Total                                          355,106     384,115
                                                        ----------  ----------

Commitments and Contingencies (Notes 2 and 8)

            TOTAL                                       $1,629,445  $1,676,737
                                                        ==========  ==========

See Notes to  Financial Statements.

                      MISSISSIPPI POWER & LIGHT COMPANY
                           STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                                   1994        1993         1992
                                                                          (In Thousands)

Operating Activities:
  Net income                                                     $48,779      $101,743      $65,036
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle              -       (32,706)           -
    Change in rate deferrals                                     109,105        71,555       17,530
    Depreciation and amortization                                 36,592        32,152       31,493
    Deferred income taxes and investment tax credits             (34,409)      (17,881)      18,685
    Allowance for equity funds used during construction           (1,660)         (928)        (668)
  Changes in working capital:
    Receivables                                                   33,154       (11,814)        (924)
    Fuel inventory                                                 3,872        (1,327)       2,061
    Accounts payable                                              (8,783)         5,055     (14,365)
     Other working capital accounts                               13,480        (1,120)       1,918
  Other                                                            1,209         8,073       (4,272)
                                                                --------      --------     --------
    Net cash flow provided by operating activities               195,114       149,382      118,773

Investing Activities:                                           --------      --------     --------

  Construction expenditures                                     (121,386)      (66,404)     (53,481)
  Allowance for equity funds used during construction              1,660           928          668
                                                                --------      --------     --------

    Net cash flow used in investing activities                  (119,726)      (65,476)     (52,813)
                                                                --------      --------     --------

Financing Activities:
  Proceeds from issuance of:
    General and refunding bonds                                   24,534       250,000       65,000
    Other long-term debt                                          15,652             -           -
    Common stock                                                       -             -       25,000
    Preferred stock                                                    -             -       19,777
  Retirement of:
    First mortgage bonds                                         (18,000)     (204,501)    (101,416)
    General and refunding bonds                                  (30,000)      (55,000)           -
    Other long-term debt                                         (16,045)         (230)        (210)
  Redemption of preferred stock                                  (15,000)      (16,500)      (9,500)
  Dividends paid:
    Common stock                                                 (45,600)      (85,800)     (68,400)
    Preferred stock                                               (7,762)       (9,452)      (9,445)
  Changes in short-term borrowings                                18,432        11,568            -
                                                                --------      --------     --------

    Net cash flow used in financing activities                   (73,789)     (109,915)     (79,194)
                                                                --------      --------     --------

Net increase (decrease) in cash and cash equivalents               1,599      (26,009)      (13,234)

Cash and cash equivalents at beginning of period                   7,999       34,008        47,242
                                                                --------      --------     --------

Cash and cash equivalents at end of period                        $9,598       $7,999       $34,008
                                                                ========      ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $52,737       $52,459      $62,727
    Income taxes                                                 $39,000       $58,831      $14,866

See Notes to Financial Statements.

                   MISSISSIPPI POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES


      Liquidity is important to MP&L due to the capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, MP&L does require significant capital resources for the periodic maturity of certain series of debt and preferred stock and ongoing construction expenditures. Net cash flow from operations totaled $195 million, $149 million, and $119 million in 1994, 1993, and 1992, respectively. Net cash flow from operations increased in 1994 due primarily to increased collections under the phase-in plan, as discussed below. In recent years, this cash flow, supplemented by cash on hand and issuances of debt and common and preferred stock, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. MP&L's ability to fund these capital requirements results, in part, from its continued efforts to streamline operations and reduce costs, as well as collections under its Grand Gulf 1 rate phase-in plan, which exceed the current cash requirements for Grand Gulf 1-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs; therefore, there is no effect on net income.) MP&L's Grand Gulf 1 rate phase-in plan will continue to contribute to MP&L's cash position through 1998. See Note 2 for additional information on MP&L's rate phase-in plan. See Note 8 for additional information on MP&L's capital and refinancing requirements in 1995 - 1997. Also, to the extent current market interest and dividend rates allow, MP&L may continue to refinance high-cost debt and preferred stock prior to maturity.

     In March 1994, the MPSC issued a final order adopting a formulary incentive rate plan. The order also adopted previously agreed-upon stipulations of a required return on equity of 11% and certain accounting adjustments that resulted in a 4.3% ($28.1 million) reduction in MP&L's June 30, 1993, test-year base revenues effective March 25, 1994. The plan allows for periodic small adjustments in rates based on an annual comparison of earned to benchmark rates of return and upon certain other performance factors. See Note 2 for additional information.

       Earnings coverage tests, bondable property additions, and accumulated deferred Grand Gulf 1-related costs recorded as assets, limit the amount of G&R Bonds and preferred stock that MP&L can issue. Based on the most restrictive applicable tests as of December 31, 1994 and assuming an annual interest or dividend rate of 9.25%, MP&L could have issued $246 million of additional G&R Bonds or $95 million of additional preferred stock. Further, MP&L has the conditional ability to issue G&R Bonds against the retirement of bonds, in some cases without satisfying an earnings coverage test.

      See Notes 5 and 6 for information on MP&L's financing activities and Note 4 for information on MP&L's short-term borrowings and lines of credit.

      MP&L's liquidity was adversely affected during 1994 due to incurring $77 million of repairs and improvements associated with an ice storm in February. See Note 2 for information regarding a rate increase in September to recover ice storm costs.

                       MISSISSIPPI POWER & LIGHT COMPANY
                            STATEMENTS OF INCOME

                                          For the Years Ended December 31,
                                           1994        1993          1992
                                                  (In Thousands)

Operating Revenues                       $847,888     $895,806     $817,650
                                       ----------   ----------   ----------


Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses        160,227      140,391      112,032

    Purchased power                       235,019      289,016      301,912
    Other operation and maintenance       156,954      156,405      146,440

  Depreciation and amortization            36,592       32,152       31,493
  Taxes other than income taxes            43,963       41,878       40,738
  Income taxes                             16,651       33,074       21,681
  Rate deferrals:
    Rate deferrals                              -            -      (22,876)
    Amortization of rate deferrals        102,725       77,570       61,456
                                       ----------   ----------   ----------
        Total                             752,131      770,486      692,876
                                       ----------   ----------   ----------


Operating Income                           95,757      125,320      124,774
                                       ----------   ----------   ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                      1,660          928          668
  Miscellaneous - net                      (1,117)         948        4,562
  Income taxes - (debit)                    4,176       (3,462)      (1,467)
                                       ----------   ----------   ----------
        Total                               4,719       (1,586)       3,763
                                       ----------   ----------   ----------

Interest Charges:
  Interest on long-term debt               47,835       53,558       62,394
  Other interest - net                      4,929        1,802        1,672
  Allowance for borrowed funds used
   during construction                     (1,067)        (663)        (565)
                                       ----------   ----------   ----------
        Total                              51,697       54,697       63,501
                                       ----------   ----------   ----------


Income before Cumulative Effect of
 a Change in Accounting Principle          48,779       69,037       65,036


Cumulative Effect to January 1, 1993
of Accruing Unbilled Revenues
(net of income taxes of $19,456)                -       32,706            -
                                       ----------   ----------   ----------

Net Income                                 48,779      101,743       65,036

Preferred Stock Dividend Requirements
 and Other                                  7,624        9,160        9,513
                                       ----------   ----------   ----------

Earnings Applicable to Common Stock       $41,155      $92,583      $55,523
                                       ==========   ==========   ==========


See Notes to Financial Statements.

                        MISSISSIPPI POWER & LIGHT COMPANY
                         STATEMENTS OF RETAINED EARNINGS

                                           For the Years Ended December 31,
                                             1994         1993       1992
                                                    (In Thousands)

Retained Earnings, January 1               $236,337     $230,201    $243,819
  Add:
    Net income                               48,779      101,743      65,036
                                           --------     --------    --------

        Total                               285,116      331,944     308,855
                                           --------     --------    --------
  Deduct:
    Dividends declared:
      Preferred stock                         7,404        8,964       9,513
      Common stock                           45,600       85,800      68,400
    Preferred stock expenses                    101          843         741
                                           --------     --------    --------

        Total                                53,105       95,607      78,654
                                           --------     --------    --------
Retained Earnings, December 31 (Note 7)    $232,011     $236,337    $230,201
                                           ========     ========    ========


See Notes to Financial Statements.

                   MISSISSIPPI POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Net Income

      Net income decreased in 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues. In addition, net income was reduced by the rate reduction in connection with the formula incentive rate plan, partially offset by a FERC settlement (see Litigation and Regulatory Proceedings below). Net income increased in 1993 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues and its ongoing effects, partially offset by the effects of implementing SFAS 109 and SFAS 106. Effective January 1, 1993, MP&L began accruing as revenues the charges for energy delivered to customers but not yet billed. Electric revenues were previously recorded on a cycle-billing basis. Excluding the above mentioned items, net income for 1993 would have been $71.9 million. This $6.9 million increase is due primarily to an increase in retail energy sales and a decrease in interest expense from the refinancing of high-cost debt.

      Significant factors affecting the results of operations and causing variances between the years 1994 and 1993, and 1993 and 1992, are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      See "Selected Financial Data - Five-Year Comparison" following the notes, for information on operating revenues by source and KWH sales.

      Operating revenues decreased in 1994 due to the impact of the rate reduction in connection with the incentive rate plan that went into effect in March 1994, partially offset by higher energy sales. In addition to the factors cited above for revenues, accrued unbilled revenues decreased due to a change in the cycle billing dates offset by an increase in billed revenues. This decrease was partially offset by increased retail energy sales resulting from increased commercial and industrial sales.

       Operating revenues were higher in 1993 due to increased residential and commercial energy sales resulting primarily from a return to more normal weather as compared to milder weather in 1992. Industrial energy sales also increased due to higher sales to the rubber and plastics, petroleum refining, and petroleum pipelines sectors. Sales for resale to associated companies were higher due to changes in generation availability and requirements among AP&L, LP&L, MP&L and NOPSI. Additionally, electric operating revenues increased due to increased fuel adjustment revenues and increased collections of previously deferred Grand Gulf 1-related costs, neither of which affects net income. These increases were partially offset by a decrease in other revenue related to MP&L's rate deferral over/under recovery which reflects adjustments for the difference between actual and estimated costs, and does not affect net income.

Expenses

      Operating expenses decreased in 1994 due primarily to lower purchased power and income tax expense partially offset by increased amortization of rate deferrals. Operating expenses increased in 1993 due primarily to higher fuel and maintenance expenses and increased amortization of rate deferrals.

      Purchased power expense decreased in 1994 due primarily to changes in generation availability and requirements among the System operating companies. A lower per unit price for power purchased also contributed to the decrease in purchased power in 1994.

      Fuel for electric generation and fuel-related expenses increased in 1993 due primarily to an increase in generation requirements resulting primarily from increased energy sales, as discussed in "Revenues and Sales" above, and increased fuel costs.

      Other operation and maintenance expense was higher in 1993 due primarily to an increase in scheduled maintenance at MP&L's power plants.

      Income taxes decreased in 1994 due primary to lower pretax income, and the write-off of unamortized deferred investment tax credits in accordance with a FERC settlement. Income taxes increased in 1993 due to the effect of high pretax income, an increase in the federal income tax rate as a result of OBRA, and the effect of implementing SFAS 109.

      The amortization of rate deferrals increased in 1994 and 1993 reflecting the fact that MP&L, based on the Revised Plan, collected more Grand Gulf 1-related costs from its customers in 1994 than it
recovered in 1993 and    1992.

     Interest expense decreased in 1994 and 1993 due primarily to the refinancing of high-cost long-term debt and the maturity of high-cost long-term debt.

                   MISSISSIPPI POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition

       The electric utility industry is becoming increasingly competitive and MP&L is seeking to become a leading competitor in the changing electric energy business. Competition presents MP&L with many challenges. The following have been identified by MP&L as its major competitive challenges.

                   Retail and Wholesale Rate Issues

       The retail regulatory philosophy is shifting in some jurisdictions from traditional cost of service regulation to incentive rate regulation. Incentive and performance-based rate plans encourage efficiencies and productivity while permitting utilities and their customers to share in the results. MP&L implemented an incentive rate plan in 1994. Recognizing that many industrial customers have energy alternatives, MP&L continues to work with these customers to address their needs. In certain cases, competitive prices are negotiated, using variable rate designs.

      MP&L's formulary incentive rate plan allows for periodic small adjustments in rates based on a comparison of earned to benchmark returns and upon certain performance factors. In addition, certain previously agreed-upon stipulations of a required return on equity of 11% and certain accounting adjustments resulted in a 4.3% ($28.1 million) reduction in MP&L's revenues effective March 25, 1994. For further information see Note 2.

      In connection with the Merger, MP&L agreed with their respective retail regulators not to request any general retail rate increases that would take effect before November 1998, with certain exceptions.

      Retail wheeling, the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's service territory, is evolving. Over a dozen states have been studying the concept of retail competition. In April 1994, the state of Michigan agreed to a five-year experiment that allows limited competition among public utilities. During the same month, the California Public Utilities Commission proposed to deregulate that state's electric power industry, starting on January 1, 1996, to allow the largest industrial customers to select the lowest cost supplier for electricity service. Under the proposal, by the year 2002, smaller companies and residential customers in California would also be able to buy power from any suppliers. The California Public Utilities Commission is currently reviewing its decision and is expected to make a ruling in the first half of 1995. The retail market for electricity is expected to become more competitive with such moves toward deregulation.

      In some areas of the country, municipalities (or comparable entities) whose residents are served at retail by an investor-owned utility pursuant to a franchise are exploring the possibility of establishing new or extending existing distribution systems or seeking new delivery points in order to serve retail customers, especially large industrial customers, that currently receive service from an investor-owned utility. These options depend on the terms of a utility's franchise as well as on state law and regulation. In addition, FERC's authority to order utilities to transmit for a new or expanding municipal system is limited in certain respects. Where successful, however, the establishment of a municipal system or the acquisition by a municipal system of a utility's customers could result in the inability to recover costs that the utility has incurred in serving those customers.

      On October 11, 1994, twelve Mississippi cities filed a complaint in state court against MP&L and eight electric power associations seeking a judgment from the court declaring unconstitutional certain Mississippi statutes that establish the procedure that must be followed before a municipality can acquire the facilities and certificate rights of a utility serving in the municipality. Specifically, the suit requests that the court declare unconstitutional certain 1987 amendments to the Mississippi Public Utilities Act that require that the MPSC cancel a utility's certificate to serve in the municipality before a municipality may acquire a utility's facilities located in the municipality. The suit also requests that the court find that Mississippi municipalities can serve any consumer in the boundaries of the municipality and within one mile thereof. Such a finding would be contrary to Mississippi Supreme Court decisions that have held that a municipality cannot serve in another utility's service area even where the municipal boundaries extend into such service area. On January 6, 1995, MP&L and the other defendants filed motions to dismiss. The matter is pending and will be vigorously contested by MP&L.

      In mid-1994, the FERC issued a notice of proposed rulemaking concerning a regulatory framework for dealing with recovery of stranded costs, such as high cost nuclear generating units, which may be incurred by electric utilities as a result of increased competition. In addition to addressing recovery of stranded costs related to wholesale service, the proposal requested comment as to recovery of retail stranded costs in transmission rates where state regulatory authorities failed to address the issue or were in conflict. Comments and reply comments have been filed, and the matter is pending. The risk of exposure to stranded costs which may result from competition in the industry will depend on the extent and timing of retail competition, the resolution of jurisdictional issues concerning stranded cost recovery and the extent to which such costs are recovered from departing or remaining customers, among other matters.

      In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power, Inc. to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. On January 25, 1995, Entergy Services filed with FERC revised transmission tariffs intended to provide access to transmission service on the same or comparable basis, terms, and conditions as the System operating companies. Open access and market pricing, once in effect, will increase marketing opportunities for MP&L, but will also expose MP&L to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

     In light of the rate issues discussed above, MP&L is aggressively reducing costs to avoid potential earnings erosions that might result as well as to become more competitive. In 1994, MP&L announced a restructuring program related to certain of its operating units. This program is designed to reduce costs and improve operating efficiencies. See Note 12 for further information. Also, in response to an increasingly competitive environment, MP&L announced intentions to revise its initial least cost planning activities.

                     The Energy Policy Act of 1992

     The EPAct addresses a wide range of energy issues and is altering the way Entergy and the rest of the electric utility industry operate. The EPAct encourages competition and affords utilities the opportunities, and the risks, associated with an open and more competitive market environment. The EPAct creates exemptions from regulation under the Holding Company Act and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for sales at wholesale. The EPAct also gives FERC the authority to order investor-owned utilities, including MP&L, to transmit power and energy to or for wholesale purchasers and sellers. The law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. Both MP&L and Entergy Power expect to compete in this market. In addition, the EPAct allows utilities to own and operate foreign generation, transmission, and distribution facilities.

Litigation and Regulatory Proceedings

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy refunded approximately $20.4 million to MP&L, which will in turn make refunds or credits to its customers. Additionally, System Energy will refund a total of approximately $20.5 million, plus interest, to MP&L over the period through June 2004. The settlement also required the write-off of approximately $6 million of certain unamortized deferred investment tax credits by MP&L.

Accounting Issues

      Proposed Accounting Standards - The FASB has proposed a SFAS on "Accounting for the Impairment of Long-Lived Assets," effective January 1, 1996. The proposed standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. Certain operations of MP&L are potentially affected by this standard, and any resulting write-offs will depend on future operating costs, generating units' efficiency and availability, and the future market for energy over the remaining life of the units. Based on current estimates, MP&L anticipates that future revenues will fully recover the costs of such operations.

      Continued Application of SFAS 71 - MP&L's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." As discussed above, the electric utility industry is changing and these changes could possibly result in the discontinuance of the application of SFAS 71, which would result in the elimination of regulatory assets and liabilities. See Note 1 for further information.

                   MISSISSIPPI POWER & LIGHT COMPANY

                     NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      MP&L maintains accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

      Prior to January 1, 1993, MP&L recorded revenues when billed to its customers with no accrual for energy delivered but not yet billed. To provide a better matching of revenues and expenses, effective January 1, 1993, MP&L adopted a change in accounting principle to provide for accrual of estimated unbilled revenues. The cumulative effect of this accounting change as of January 1, 1993 increased net income by $32.7 million. Had this new accounting method been in effect during prior years, net income before the cumulative effect would not have been materially different from that shown in the accompanying financial statements.

      MP&L's rate schedules include fuel adjustment clauses that allow current recovery of estimated fuel costs, with subsequent adjustments of estimates to actual.

Utility Plant

      Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of MP&L's utility plant is subject to the lien of its first mortgage bond indenture and the second lien of its G&R mortgage bond indenture.

      Total MP&L net utility plant in service of $893 million as of December 31, 1994 includes $220 million of production plant, $249 million of transmission plant, $358 million of distribution plant, and $66 million of other plant.

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 2.4% in 1994 and 1993, and 2.5% in 1992.

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. MP&L's effective composite rates for AFUDC were 8.0%, 11.8%, and 12.0%, for 1994, 1993, and 1992, respectively.

Jointly-Owned Generating Station

     MP&L owns 25% of the Independence Station, a two-unit, coal-fired generating station located near Newark, Arkansas. The total capability of Independence Station is 1,678 megawatts. MP&L records its investment in and expenses associated with this station to the extent of its ownership and interest. MP&L's investment in the Independence Station was approximately $222 million less accumulated depreciation of approximately $73.6 million as of December 31, 1994.

Notes Receivable

      MP&L currently has a program, wherein it finances heat pumps for its customers through notes receivable. Such notes are repayable in equal monthly installments of principal and interest over a five-year period and bear interest at a market-based rate at the time of sale. The amounts financed are classified on its balance sheet as current and noncurrent notes receivable.

Income Taxes

      MP&L, its parent, and affiliates file a consolidated federal income tax return. Income taxes are allocated to MP&L in proportion to its contribution to consolidated taxable income. SEC regulations require that no Entergy Corporation subsidiary pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property, in accordance with rate treatment. As discussed in Note 3, in 1993 MP&L changed its accounting for income taxes to conform with SFAS 109.

      In addition, MP&L files a consolidated Mississippi state income tax return with certain other System companies.

Cash and Cash Equivalents

      MP&L considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Continued Application of SFAS 71

      As a result of the EPAct and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. MP&L's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Continued applicability of SFAS 71 to MP&L's financial statements requires that rates set by an independent regulator on a cost of service basis (including a reasonable rate of return on invested capital) can actually be charged to and collected from customers.

      In the event that either all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion. That discontinuation should be reported by elimination from the balance sheet of the effects of any actions of regulators recorded as regulatory assets and liabilities.

      As of December 31, 1994, and for the foreseeable future, MP&L's financial statements continue to follow SFAS 71.

Fair Value Disclosure

      The estimated fair value of financial instruments has been determined by MP&L, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that MP&L could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

      MP&L considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, MP&L does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5 and 6 for additional fair value disclosure.


NOTE 2.   RATE AND REGULATORY MATTERS

Formula Rate Plan

      Under a formulary incentive rate plan (Formula Rate Plan) effective March 25, 1994, MP&L's earned rate of return is calculated automatically every 12 months and compared to and adjusted against a benchmark rate of return (calculated under a separate formula within the Formula Rate Plan). The Formula Rate Plan allows for periodic small adjustments in rates based on a comparison of earned to benchmark returns and upon certain performance factors. In the same proceeding, the MPSC conducted a general review of MP&L's current rates and on March 1, 1994, issued a final order adopting the Formula Rate Plan and previously agreed-upon stipulations of (1) a required return on equity of 11% and (2) certain accounting adjustments that resulted in a 4.3% ($28.1 million) reduction in MP&L's June 30, 1993, test-year base revenues. The MPSC's order required MP&L to file rates designed to provide for this reduction in operating revenues for the test year on or before March 18, 1994, which became effective March 25, 1994. The final order was appealed to the Mississippi Supreme Court on May 17, 1994, by Mississippi Valley Gas Company (MVG) on the grounds that the MPSC issued the final order without having reviewed the cost of MP&L's promotional practices, some of which MVG alleged to be improper. On October 28, 1994, the Mississippi Supreme Court granted MVG's motion to dismiss the appeal.

Merger - Related Rate Agreement

      In November 1993, MP&L and the MPSC entered into a settlement agreement whereby the MPSC agreed to withdraw its request for hearings and its objections in the SEC proceeding related to the Merger. MP&L agreed that MP&L's retail ratepayers would be protected from (1) increases in MP&L's cost of capital resulting from risks associated with the Merger; (2) recovery of any portion of the acquisition premium or transactional costs associated with the Merger; (3) certain direct allocations of costs associated with GSU's River Bend nuclear unit; and (4) any losses of GSU resulting from resolution of litigation in connection with its ownership of River Bend. In a related stipulation, MP&L also agreed (a) that retail base rates under its formula rate plan would not be increased above November 1, 1993 levels, and (b) that MP&L would not request any general retail rate increase that would increase retail rates above the level of MP&L's rates in effect as of November 1, 1993, except for, among other things, increases associated with the recovery of deferred Grand Gulf 1-related costs, recovery under the fuel adjustment clause, adjustments for certain taxes, and force majeure (defined to include, among other things, war, natural catastrophes, and high inflation), in each case for a period of five years beginning November 9, 1993.

Grand Gulf 1

      MP&L's Revised Plan provides, among other things, for the recovery by MP&L, in equal annual installments over ten years beginning October 1, 1988, of all Grand Gulf 1-related costs deferred through September 30, 1988 pursuant to the Final Order on Rehearing. Additionally, the Revised Plan provided that MP&L defer, in decreasing amounts, a portion of its Grand Gulf 1-related costs over four years beginning October 1, 1988. These deferrals are being recovered by MP&L over a six-year period beginning in October 1992 and ending in September 1998. The Revised Plan also allows for the current recovery of carrying charges on all deferred amounts.

February 1994 Ice Storm/Rate Rider

      In early February 1994, an ice storm left more than 80,000 MP&L customers without electric power across the service area. The storm was the most severe natural disaster ever to affect the System, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas, primarily in Mississippi. Repair costs totaled approximately $77.2 million, with $64.6 million of these amounts capitalized as plant-related costs. The remaining balances have been recorded as a deferred debit. On April 15, 1994, MP&L filed for rate recovery of costs related to the ice storm. MP&L's filing, as subsequently amended, requested recovery of the revenue requirement associated with MP&L's ice storm costs recorded through April 30, 1994, representing approximately 86% of the total estimated ice storm costs. MP&L may make another ice storm rate filing with the MPSC during 1995 to recover ice storm costs recorded by MP&L after April 30, 1994. In August 1994, MP&L and the MPSC's Public Utilities Staff entered into a stipulation with respect to the recovery of ice storm costs recorded through April 30, 1994, and in September 1994, the MPSC approved the stipulation. Under the stipulation, MP&L implemented an ice storm rider schedule, which went into effect on September 29, 1994, that will increase rates approximately $8 million annually for five years. At the end of the five-year period, the revenue requirement associated with the undepreciated ice storm capitalized costs will be included in MP&L's base rates to the extent that this revenue requirement does not result in MP&L's rate of return on rate base being above the benchmark rate of return under MP&L's formula rate plan.


NOTE 3.   INCOME TAXES

     Income tax expense consisted of the following:

                                                           For the Years Ended December 31,
                                                            1994         1993         1992
                                                                    (In Thousands)
    Current:
      Federal                                             $ 39,505     $46,744       $4,532
      State                                                  7,379       7,673          (69)
                                                          --------     -------      -------
         Total                                              46,884      54,417        4,463
                                                          --------     -------      -------
    Deferred - net:
      Federal reclassification due to net operating loss         -           -       28,561
      State reclassification due to net operating loss           -           -        4,883
      Liberalized depreciation                              15,880       5,293        9,448
      Rate deferral - net                                  (45,565)    (31,317)     (11,220)
      Unbilled revenue                                       3,167      21,373       (5,722)
      Pension liability                                        434        (647)      (1,233)
      Adjustments of prior year taxes                       (1,954)      4,299       (3,471)
      Bond reacquisition                                      (447)      3,208          264
      Other                                                  1,722      (1,670)      (1,079)
                                                          --------     -------      -------
         Total                                             (26,763)        539       20,431
                                                          --------     -------      -------
    Investment tax credit adjustments - net                 (1,673)      1,036       (1,746)
    Investment tax credit amortization - FERC settlement    (5,973)          -            -
                                                          --------     -------      -------
     Recorded income tax expense                           $12,475     $55,992      $23,148
                                                          ========     =======      =======
    Charged to operations                                  $16,651     $33,074      $21,681
    Charged (credited) to other income                      (4,176)      3,462        1,467
    Charged to cumulative effect                                 -      19,456            -
                                                          --------     -------      -------
     Total income taxes                                    $12,475     $55,992      $23,148
                                                          ========     =======      =======


      Total  income taxes differ from the amounts computed by applying
the  statutory  federal income tax rate to income before  taxes.   The
reasons for the differences were:

                                                             For the Years Ended December 31,
                                                        1994                1993              1992
                                                             % of                % of             % of
                                                            Pretax              Pretax           Pretax
                                                 Amount     Income    Amount    Income   Amount  Income
                                                                   (Dollars in Thousands)
Computed at statutory rate                      $21,438      35.0    $55,207     35.0   $29,983   34.0
Increases (reductions) in tax resulting from:
 State income taxes net of federal income
   tax effect                                     2,465       4.0      3,253      2.0     2,703    3.1
 Depreciation                                     1,930       3.2     (5,890)    (3.7)   (2,571)  (2.9)
 Amortization of excess deferred income taxes    (3,810)     (6.2)    (4,680)    (3.0)   (2,456)  (2.8)
 Amortization of investment tax credits          (1,674)     (2.7)    (1,772)    (1.1)   (1,746)  (2.0)
 Investment tax credit amortization -
   FERC settlement                               (5,973)     (9.8)         -       -          -     -
 Adjustments of prior year taxes                 (1,954)     (3.2)     5,228      3.3    (2,760)  (3.2)
 SFAS 109 adjustment                                  -        -       3,439      2.2         -     -
 Other - net                                         53        .1      1,207      0.8        (5)    -
                                                -------      ----    -------     ----   -------   ----
  Total income taxes                            $12,475      20.4    $55,992     35.5   $23,148   26.2
                                                =======      ====    =======     ====   =======   ====


      Significant components of MP&L's net deferred tax liabilities as of December 31, 1994 and 1993, were (in thousands):

                                                         1994         1993
     Deferred tax liabilities:
      Plant related basis differences                 $(173,965)   $(166,650)
      Rate deferrals                                   (201,037)    (246,604)
      Other                                             (13,318)      (6,406)
                                                      ---------    ---------
       Total                                          $(388,320)   $(419,660)
                                                      =========    =========


     Deferred tax assets:
      Net regulatory liabilities                       $  1,804     $  9,411
      Accumulated deferred investment tax credits        11,295       13,420
      Recoverable income tax                                  -       13,854
      Alternative minimum tax credit                          -        1,192
      Removal cost                                        2,824       10,725
      Standard coal plant                                 4,717        4,854
      Pension related items                               3,182        2,488
      Other                                              15,695       10,342
                                                       --------     --------
       Total                                           $ 39,517     $ 66,286
                                                       ========     ========


       Net deferred tax liabilities                   $(348,803)   $(353,374)
                                                      =========    =========

      In accordance with a System Energy FERC settlement, MP&L wrote off $6.0 million of unamortized deferred investment tax credits in 1994.

      In 1993, MP&L adopted SFAS 109. SFAS 109 required that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 required that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. As a result of the adoption of SFAS 109, 1993 net income was reduced by $1.7 million, assets were increased by $50.2 million, and liabilities were increased by $51.9 million. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

     The SEC has authorized MP&L to effect short-term borrowings up to $100 million, which may be increased to as much as $108 million after further SEC approval. This authorization is effective through
November  30,  1996.   As of December 31, 1994, MP&L  had  outstanding
short-term lines of credit of $30 million from banks within its service territory. Interest rates associated with these lines of credit generally are based on the prime rate, the London interbank offered rate, or a bid rate. Commitment fees on these lines of credit are .125% of the amount of available credit. In addition, MP&L can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. MP&L's short-term borrowings are limited by the terms of its G&R Mortgage to amounts not exceeding the greater of 10% of capitalization or 50% of Grand Gulf 1 rate deferrals available to support the issuance of G&R Bonds. MP&L had no outstanding borrowings under the Money Pool arrangement as of December 31, 1994.


NOTE 5.   PREFERRED AND COMMON STOCK

      The number of shares and dollar value of MP&L's cumulative, $100 par value preferred stock were:

                                            As of December 31,
                                       Shares                           Call Price Per
                                   Authorized and            Total       Share as of
                                     Outstanding          Dollar Value   December 31,
                                   1994       1993        1994      1993     1994
                                                     (Dollars in Thousands)
   Without sinking fund:
   4.36% Series                    59,920     59,920     $5,992    $5,992   $103.86
   4.56% Series                    43,888     43,888      4,389     4,389   $107.00
   4.92% Series                   100,000    100,000     10,000    10,000   $102.88
   7.44% Series                   100,000    100,000     10,000    10,000   $102.81
   8.36% Series (1)               200,000    200,000     20,000    20,000      -
   9.16% Series                    75,000     75,000      7,500     7,500   $104.06
                                  -------    -------    -------   -------
     Total without sinking fund   578,808    578,808    $57,881   $57,881
                                  =======    =======    =======   =======

   With sinking fund:
   9.00% Series                    70,000    140,000    $7,000    $14,000   $106.75
   9.76% Series                   210,000    280,000    21,000     28,000   $102.17
   12.00% Series                   37,700     47,700     3,770      4,770   $106.00
                                  -------    -------   -------    -------
      Total with sinking fund     317,700    467,700   $31,770    $46,770
                                  =======    =======   =======    =======

(1) This series is not redeemable as of December 31, 1994.

      The fair value of MP&L's preferred stock with sinking fund was estimated to be approximately $32.5 million and $49.3 million as of December 31, 1994 and 1993, respectively. The fair values were determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     Changes in the common stock and preferred stock, with and without sinking fund, during the last three years were:

                                                            Number of Shares
                                                     1994         1993        1992
     Common stock issuances($23 issuance price)           -            -    1,086,957
     Preferred stock issuances:                           -            -      200,000
     Preferred stock retirements:                  (150,000)    (165,000)     (95,000)

      Cash  sinking  fund  requirements for the next  five  years  for
preferred  stock  outstanding  as  of  December  31,  1994,  are   (in
millions):  1995  - $15, 1996 - $7.5, 1997 - $7.5, 1998  -  $0.5;  and
1999 - $0.5. MP&L has the annual non-cumulative option to redeem at par, additional amounts of its 12.00% Series preferred stock outstanding.


NOTE 6.   LONG-TERM DEBT

     The long-term debt of MP&L as of December 31, 1994 and 1993, was:

         Maturities      Interest Rates
       From    To       From    To                 1994      1993
                                                  (In Thousands)
     First Mortgage Bonds
       1995  1996       4-5/8%  6-3/8%            $55,000   $55,000

     G&R Bonds
       1995 1997        5.95%   14.95%*           167,000   215,000
       2003 2023        6-5/8%  8.65%             275,000   250,000
     Governmental Obligations**
      1995  2004        7-1/2%  8-1/2%              1,880    17,925
      2012  2022        7%      11-1/2%            46,030    30,000
     Unamortized Premium and Discount-Net          (3,712)   (3,519)
                                                 --------  --------
      Total Long-Term Debt                        541,198   564,406
    Less Amount Due Within One Year                65,965    48,250
                                                 --------  --------
      Long-Term Debt Excluding Amount Due        $475,233  $516,156
        Within One Year                          ========  ========

 *   The 14.95%  series of $20 million was due February 1, 1995.   All
     other  series are at interest rates within the range of  5.95%  -
     11.2%.
 ** Consists of pollution control revenue bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

      The fair value of MP&L's long-term debt as of December 31, 1994 and 1993, was estimated to be $523.1 million and $594.0 million, respectively. The fair values were determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     For the years 1995, 1996, 1997, 1998 and 1999, MP&L has long-term debt maturities and cash sinking fund requirements of (in millions) $66, $61, $96, $0, and $0, respectively. In addition, other sinking fund requirements of approximately $0.4 million for 1995 may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

      The G&R Mortgage prohibits the issuance of additional first mortgage bonds (including for refunding purposes) under MP&L's first mortgage indenture, except such first mortgage bonds as may hereafter be issued from time to time at MP&L's option to the corporate trustee under the G&R Mortgage to provide additional security for MP&L's G&R Bonds.

      Under MP&L's G&R Mortgage Indenture and subject to the earnings coverage test discussed below, G&R Bonds are issuable based upon 70% of property additions since December 31, 1987, plus up to 50% of cumulative deferred Grand Gulf 1-related costs recorded as an asset on the books of MP&L, provided that the maximum amount of G&R Bonds issuable against cumulative deferred Grand Gulf 1-related costs may not exceed $400 million. The G&R Mortgage contains an earnings coverage test requiring a minimum earnings coverage (except for certain refunding issues) of twice the pro-forma annual mortgage interest requirements for the issuance of additional G&R Bonds. As of December 31, 1994, the total amount of G&R Bonds outstanding aggregated $442 million.


NOTE 7.   DIVIDEND RESTRICTIONS

      MP&L's bond indentures relating to long-term debt contain provisions restricting the payment of cash dividends or other distributions on common stock. As of December 31, 1994, $139.3 million of MP&L's retained earnings were restricted against the payment of cash dividends or other distributions on common stock. On February 1, 1995, MP&L paid Entergy Corporation a $8.3 million cash dividend on common stock.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing

      Construction expenditures for the years 1995, 1996, and 1997 are estimated to total $67.9 each year. MP&L will also require $253 million during the period 1995-1997 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. MP&L plans to meet the above requirements with internally generated funds and cash on hand, supplemented by the issuance of long-term debt. See Notes 5 and 6 regarding the possible issuance, refunding, redemption, purchase or other acquisition of certain outstanding series of preferred stock and long-term debt.

Unit Power Sales Agreement

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI in accordance with specified percentages (AP&L 36%, LP&L 14%, MP&L 33%, and NOPSI 17%) as ordered by FERC. Charges under this agreement are paid in consideration for MP&L's respective entitlement to receive capacity and energy, and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, most likely upon Grand Gulf 1's retirement from service. MP&L's monthly obligation for payments under the agreement is approximately $16 million.

Availability Agreement

      AP&L, LP&L, MP&L, and NOPSI are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (AP&L 17.1%, LP&L 26.9%, MP&L 31.3%, and NOPSI 24.7%) in amounts that when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses. System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments have ever been required.

Reallocation Agreement

      System Energy and AP&L, LP&L, MP&L, and NOPSI entered into the Reallocation Agreement relating to the sale of capacity and energy from the Grand Gulf Station and the related costs, in which LP&L, MP&L, and NOPSI agreed to assume all of AP&L's responsibilities and obligations with respect to the Grand Gulf Station under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to AP&L supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (LP&L 26.23%, MP&L 43.97%, and NOPSI 29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect AP&L's obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

System Fuels

      MP&L has a 19% interest in System Fuels, a jointly-owned subsidiary of AP&L, LP&L, MP&L, and NOPSI. The parent companies of System Fuels, including MP&L, agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. As of December 31, 1994, MP&L had approximately $5.5 million of loans outstanding to System Fuels which mature in 2008.

      On April 30, 1993, AP&L assumed System Fuels' rights and obligations in connection with System Fuels' coal car leases. The other parent companies of System Fuels have been released from their obligations with respect to the coal car leases. However, MP&L, as a co-owner of the Independence Station, which uses the coal transported by the leased coal cars, will continue to reimburse AP&L for MP&L's share of the costs associated with the leases.

Fuel Purchase Commitments

      MP&L owns certain coal mining equipment and facilities at a mine in Wyoming. The mine's estimated reserves are presently expected to provide the projected requirements of the Independence Station through at least 2011.


NOTE 9.   POSTRETIREMENT BENEFITS

Pension Plan

      MP&L has a defined benefit pension plan covering substantially all of its employees. The pension plan is noncontributory and provides pension benefits based on employees' credited service and average compensation, generally during the last five years before retirement. MP&L funds pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

      MP&L's 1994, 1993, and 1992 pension cost, including amounts capitalized, included the following components:

                                                     For the Years Ended December 31,
                                                         1994     1993     1992
                                                             (In Thousands)

     Service cost - benefits earned during the period   $2,484   $2,409  $  2,059
     Interest cost on projected benefit obligation       8,648    8,583     8,269
     Actual return on plan assets                        1,507  (15,053)   (8,474)
     Net amortization and deferral                     (11,843)   5,325    (1,009)
                                                       -------  -------    ------
     Net pension cost                                     $796   $1,264      $845
                                                       =======  =======    ======

      The funded status of MP&L's pension plan as of December 31, 1994 and 1993, was:

                                                                          1994          1993
                                                                            (In Thousands)
     Actuarial present value of accumulated pension plan benefits:
      Vested                                                             $ 94,978      $101,664
      Nonvested                                                               299           390
                                                                         --------      --------
      Accumulated benefit obligation                                     $ 95,277      $102,054
                                                                         ========      ========

     Plan assets at fair value                                           $117,853      $126,990
     Projected benefit obligation                                         109,250       122,056
                                                                         --------      --------
     Plan assets in excess of projected benefit obligation                  8,603         4,934
     Unrecognized prior service cost                                        4,198         3,574
     Unrecognized transition asset                                         (8,752)      (10,003)
     Unrecognized net gain                                                 (8,138)       (1,798)
                                                                         --------      --------
     Accrued pension liability                                           $ (4,089)     $ (3,293)
                                                                         ========      ========

      The significant actuarial assumptions used in computing the information above for 1994, 1993, and 1992 were as follows: weighted average discount rate, 8.5% for 1994, 7.5% for 1993 and 8.25% for 1992; weighted average rate of increase in future compensation levels, 5.1% for 1994 and 5.6% for 1993 and 1992; and expected long-term rate of return on plan assets, 8.5%. Transition assets are being amortized over 15 years.

Other Postretirement Benefits

      MP&L also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for MP&L. The cost of providing these benefits, recorded on a cash basis, to retirees in 1992 was approximately $1.6 million.

      Effective January 1, 1993, MP&L adopted SFAS 106. This standard required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $30 million. This obligation is being amortized over a 20-year period beginning in 1993. MP&L is expensing its SFAS 106 costs, which is reflected in rates pursuant to an order from the MPSC in connection with MP&L's formulary incentive rate plan (see Note 2). In conjunction with such rate incentive plan, MP&L has established and commenced funding two Voluntary Employee's Beneficiary Association (VEBA) trusts (for bargaining and non-bargaining unit employees). During 1994, MP&L funded $2.9 million to these VEBA trusts. The trust's assets are invested in a money market fund.

      MP&L's 1994 and 1993 postretirement benefit cost, including amounts capitalized and deferred, included the following components:

                                                             1994       1993
                                                              (In Thousands)

     Service cost - benefits earned during the period       $  876     $  812
     Interest cost on APBO                                   1,833      2,400
     Net amortization and deferral                           1,122      1,502
                                                            ------     ------
     Net periodic postretirement benefit cost               $3,831     $4,714
                                                            ======     ======

      The funded status of MP&L's postretirement plan as of December 31, 1994 and 1993, was

                                                         1994       1993
     Accumulated postretirement benefit obligations:      (In Thousands)
      Retirees                                          $15,531     $21,435
      Other fully eligible participants                   4,293       5,816
      Other active participants                           3,561       7,794
                                                        -------     -------
                                                         23,385      35,045
     Plan assets at fair value                            2,949           -
                                                        -------     -------
     Plan assets less than APBO                         (20,436)    (35,045)
     Unrecognized transition obligation                  27,035      28,537
     Unrecognized net loss (gain)                        (8,636)      3,745
                                                        -------     -------
     Accrued post retirement benefit liability          $(2,037)    $(2,763)
                                                        =======     =======


      The assumed health care cost trend rate used in measuring the APBO was 9.4% for 1995, gradually decreasing each successive year until it reaches 5.0% in 2011. A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO as of December 31, 1994, by 7.4% and the sum of the service cost and interest cost by approximately 9.5%. The assumed discount rate and rate of increase in future compensation used in determining the APBO were 8.5% for 1994 and 7.5% for 1993 and 5.1% for 1994 and 5.5% for 1993, respectively.


NOTE 10.  TRANSACTIONS WITH AFFILIATES

      MP&L buys electricity from and/or sells electricity to the other System operating companies and System Energy under rate schedules filed with FERC. In addition, MP&L purchases fuel from System Fuels and receives technical and advisory services from Entergy Services.

      Operating revenues include revenues from sales to affiliates amounting to $45.8 million in 1994, $40.6 million in 1993, and $18 million in 1992. Operating expenses include charges from affiliates for fuel costs, purchased power and related charges, and technical and advisory services totaling $280.2 million in 1994, $360.5 million in 1993, and $364 million in 1992.

      See Note 1 for information on MP&L's jointly-owned generating station.


NOTE 11.  RESTRUCTURING COSTS

      During the third quarter of 1994, MP&L announced a restructuring program related to certain of its operating units. The program is designed to reduce costs, improve operating efficiencies, and increase shareholder value in order to enable MP&L to become a low-cost producer. The program includes reductions in the number of employees and the consolidation of offices and facilities. In 1994, MP&L recorded restructuring charges of $6.2 million. These charges primarily include employee severance costs related to the expected termination of approximately 262 employees. As of December 31, 1994, no employees have been terminated and no termination benefits have been paid under this restructuring program.


NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     MP&L's business is subject to seasonal fluctuations with the peak period occurring during the third quarter. Operating results for the four quarters of 1994 and 1993 were:

                              Operating    Operating       Net
                               Revenues      Income      Income
                                         (In Thousands)
       1994:
        First Quarter           $187,417    $18,715     $ 6,249
        Second Quarter          $229,790    $33,828     $21,653
        Third Quarter           $234,274    $23,675     $10,856
        Fourth Quarter          $196,407    $19,539     $10,021
       1993:
        First Quarter           $179,467    $24,134     $42,782
        Second Quarter          $229,506    $38,471     $25,339
        Third Quarter           $264,419    $39,896     $26,921
        Fourth Quarter          $222,414    $22,819     $ 6,701


     See Note 1 for information regarding the recording of the cumulative effect of the change in accounting principle for unbilled revenues in January 1993.

                   MISSISSIPPI POWER & LIGHT COMPANY

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                    1994         1993        1992        1991         1990
                                                        (In Thousands)

Operating revenues               $  847,888   $  895,806  $  817,650  $  754,632   $  761,188
Income before cumulative
  effect of a change in
  accounting principle           $   48,779   $   69,037  $   65,036  $   63,088   $   60,830
Total assets                     $1,629,445   $1,676,737  $1,660,726  $1,672,275   $1,616,522
Long-term obligations (1)        $  507,555   $  563,612  $  576,787  $  576,599   $  679,458

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

     See Notes 1, 3, and 9 for the effect of accounting changes in 1993.

                       1994         1993         1992         1991      1990
                                          (Dollars in Thousands)
Operating Revenues:
 Residential         $331,007      $343,585    $308,346     $307,283  $302,622
 Commercial           255,898       252,798     235,137      229,597   227,140
 Industrial           183,398       183,537     168,853      162,072   160,007
 Governmental          27,349        28,708      26,250       25,630    25,117
                     --------      --------    --------     --------  --------
   Total retail       797,652       808,628     738,586      724,582   714,886
 Sales for resale      54,475        55,740      37,983       25,487    35,678
 Other                 (4,239)       31,438      41,081        4,563    10,624
                     --------      --------    --------     --------  --------
   Total             $847,888      $895,806    $817,650     $754,632  $761,188
                     ========      ========    ========     ========  ========

Billed  Electric Energy
 Sales (Millions of KWH):
 Residential            4,014         3,983       3,644        3,739     3,701
 Commercial             3,151         2,928       2,804        2,807     2,802
 Industrial             2,985         2,787       2,631        2,582     2,564
 Governmental             330           336         318          321       318
                       ------        ------      ------       ------    ------
   Total retail        10,480        10,034       9,397        9,449     9,385
 Sales for resale       1,591         1,428       1,190        1,032       902
                       ------        ------      ------       ------    ------
   Total               12,071        11,462      10,587       10,481    10,287
                       ======        ======      ======       ======    ======

                    New Orleans Public Service Inc.



                       1994 Financial Statements

                    NEW ORLEANS PUBLIC SERVICE INC.

                              DEFINITIONS


      Certain abbreviations or acronyms used in NOPSI's Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym            Term

AFUDC                    Allowance for Funds Used During Construction

Alliance                 Alliance for Affordable Energy, and others

AP&L                     Arkansas Power & Light Company

City of New Orleans
or City                  New Orleans, Louisiana

Council                  Council of the City of New Orleans, Louisiana

Entergy or System        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

Entergy Services         Entergy Services, Inc.

EPAct                    The Energy Policy Act of 1992

FASB                     Financial Accounting Standards Board

February 4 Resolution    The Resolution (including the Determinations
                         and Order referred to therein) adopted by the Council on February 4, 1988, disallowing the recovery by NOPSI of $135 million of previously deferred Grand Gulf 1-related costs

FERC                     Federal Energy Regulatory Commission

G&R Bonds                General and Refunding Mortgage Bonds issued and
                         issuable by NOPSI

Grand Gulf 1             Unit No. 1 of the Grand Gulf Station (nuclear)

Grand Gulf 2             Unit No. 2 of the Grand Gulf Station (nuclear)

Grand Gulf Station       Grand Gulf Steam Electric Generating Station (nuclear)

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

KWH                      Kilowatt-Hour(s)

LP&L                     Louisiana Power & Light Company

Merger The combination transaction, consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware Corporation

Money Pool               Entergy  Money  Pool,  which  allows  certain
                         System companies to borrow from, or lend to, certain other System companies

MP&L                     Mississippi Power & Light Company

1986 Rate Settlement     Agreement, effective March 25, 1986,  between
                         NOPSI and the Council regarding NOPSI's Grand
                         Gulf 1-related rate issues

1989 Settlement
Agreement                An  agreement between the Council and  NOPSI,
                         effective July 21, 1989, that settled certain local retail rate issues regarding Grand Gulf 1

1991 NOPSI Settlement    Settlement, retroactive to October  4,  1991,
                         among  NOPSI,  the Council and  the  Alliance
                         that  settled certain Grand Gulf  1  prudence
                         issues   and   litigation  related   to   the
                         February 4 Resolution

NOPSI                    New Orleans Public Service Inc.

OBRA                     Omnibus Budget Reconciliation Act of 1993

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 106                 SFAS   106,   "Employers'   Accounting    for
                         Postretirement Benefits Other Than Pensions"

SFAS 109                 SFAS 109, "Accounting for Income Taxes"

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System operating
companies                AP&L, GSU, LP&L, MP&L, and NOPSI, collectively

System or Entergy        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

                    NEW ORLEANS PUBLIC SERVICE INC.

                         REPORT OF MANAGEMENT


      The management of New Orleans Public Service Inc. has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

       To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

       The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/s/ Edwin Lupberger                             /s/ Gerald D. McInvale

EDWIN LUPBERGER                                 GERALD D. MCINVALE
Chairman and Chief Executive Officer            Senior Vice President and
                                                Chief Financial Officer

                    NEW ORLEANS PUBLIC SERVICE INC.

                   AUDIT COMMITTEE CHAIRMAN'S LETTER


      The Entergy Corporation Board of Directors' Audit Committee functions as the Audit Committee for New Orleans Public Service Inc. The Audit Committee is comprised of four directors, who are not officers of NOPSI: H. Duke Shackelford (Chairman), Lucie J. Fjeldstad, Dr. Norman C. Francis, and James R. Nichols. The committee held four meetings during 1994.

      The Audit Committee oversees NOPSI's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

      The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Coopers & Lybrand L.L.P.) the overall scope and specific plans for their respective audits, as well as NOPSI's financial statements and the adequacy of NOPSI's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of NOPSI's internal controls, and the overall quality of NOPSI's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.



                                        /s/ H. Duke Shackelford

                                        H. DUKE SHACKELFORD
                                        Chairman, Audit Committee

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of New Orleans Public Service Inc.

      We have audited the accompanying balance sheet of New Orleans Public Service Inc. as of December 31, 1994, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1993 and for the years ended December 31, 1993 and 1992, were audited by other auditors, whose report, dated February 11, 1994, included an explanatory paragraph that described changes in methods of accounting for revenues, income taxes and postretirement benefits other than pensions which are discussed in Notes 1, 3 and 9 respectively, to these financial statements.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
New Orleans, Louisiana
February 21, 1995

                     INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of New Orleans Public Service Inc.

      We have audited the accompanying balance sheet of New Orleans Public Service Inc. (NOPSI) as of December 31, 1993, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of NOPSI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of NOPSI at December 31, 1993, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, NOPSI changed its method of accounting for revenues in 1993 and, as discussed in Notes 3 and 9 to the financial statements, in 1993 NOPSI changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 11, 1994

                        NEW ORLEANS PUBLIC SERVICE INC.
                               BALANCE SHEETS
                                   ASSETS

                                                            December 31,
                                                           1994      1993
                                                            (In Thousands)

Utility Plant:
  Electric                                               $470,560   $476,976
  Natural gas                                             119,508    113,666
  Construction work in progress                             7,284     15,205
                                                         --------   --------
           Total                                          597,352    605,847
  Less - accumulated depreciation and amortization        319,576    330,268
                                                         --------   --------

           Utility plant - net                            277,776    275,579
                                                         --------   -------

Other Investments:
  Investment in subsidiary company - at equity              3,259      3,259
                                                         --------   --------

Current Assets:
  Cash and cash equivalents:
    Cash                                                      849      1,176
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                2,472     10,034
        Other                                               4,710     32,107
                                                         --------   --------

           Total cash and cash equivalents                  8,031     43,317
  Accounts receivable:
    Customer (less allowance for doubtful
      accounts of $0.8 million in 1994 and 1993)           23,938     35,801
    Associated companies                                    3,503      1,378
    Other                                                     600        876
    Accrued unbilled revenues                              14,295     19,643
  Deferred electric fuel and resale gas costs                 856      6,323
  Materials and supplies - at average cost                  9,676      9,795
  Rate deferrals                                           31,544     24,587
  Income tax receivable                                    20,172          -
  Prepayments and other                                     5,636      5,084
                                                         --------   --------

           Total                                          118,251    146,804
                                                         --------   --------

Deferred Debits and Other Assets:
  Regulatory Assets:
    Rate deferrals                                        173,127    204,190
    SFAS 109 regulatory asset - net                         8,792      9,004
    Unamortized loss on reacquired debt                     2,361      2,790
    Other regulatory assets                                 5,647      4,027
  Other                                                     3,681      1,952
                                                         --------   --------

           Total                                          193,608    221,963
                                                         --------   --------

           TOTAL                                         $592,894   $647,605
                                                         ========   ========

See Notes to Financial Statements.

                        NEW ORLEANS PUBLIC SERVICE INC.
                               BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                             December 31,
                                                           1994       1993
                                                            (In Thousands)

Capitalization:
  Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares in 1994 and 1993                     $33,744    $33,744
  Paid-in capital                                          36,201     36,156
  Retained earnings subsequent to the elimination of
    the accumulated deficit on November 30, 1988           78,886    100,556
                                                         --------   --------
           Total common shareholder's equity              148,831    170,456
  Preferred stock:
    Without sinking fund                                   19,780     19,780
    With sinking fund                                       3,450      4,950
  Long-term debt                                          164,160    188,312
                                                         --------   --------

           Total                                          336,221    383,498
                                                         --------   --------

Other Noncurrent Liabilities:
  Accumulated provision for losses                         17,318     18,062
  Other                                                     1,745      3,351
                                                         --------   --------

           Total                                           19,063     21,413
                                                         --------   --------

Current Liabilities:
  Currently maturing long-term debt                        24,200     15,000
  Accounts payable:
    Associated companies                                    6,456     23,080
    Other                                                  19,503     22,011
  Customer deposits                                        17,422     16,617
  Accumulated deferred income taxes                         4,925      4,968
  Taxes accrued                                             2,329      5,161
  Interest accrued                                          5,242      5,472
  Other                                                    19,982      7,367
                                                         --------   --------

           Total                                          100,059     99,676
                                                         --------   --------

Deferred Credits:
  Accumulated deferred income taxes                        89,246    105,096
  Accumulated deferred investment tax credits               9,251     11,592
  Other                                                    39,054     26,330
                                                         --------   --------

           Total                                          137,551    143,018
                                                         --------   --------

Commitments and Contingencies (Notes 2 and 8)

           TOTAL                                         $592,894   $647,605
                                                         ========   ========

See Notes to Financial Statements.

                         NEW ORLEANS PUBLIC SERVICE INC.
                            STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                                   1994        1993         1992
                                                                          (In Thousands)
Operating Activities:
  Net income                                                     $13,211       $47,709      $26,424
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle              -       (10,948)           -
    Change in rate deferrals                                      24,106        15,842        2,856
    Depreciation and amortization                                 19,275        17,284       16,619
    Deferred income taxes and investment tax credits             (18,006)       (2,132)        (865)
    Allowance for equity funds used during construction             (331)         (141)        (119)
   Net pension expense                                                 -             -      (23,131)
  Changes in working capital:
    Receivables                                                   15,362        (6,725)       1,579
    Accounts payable                                             (19,132)        1,169       (1,455)
    Taxes accrued                                                 (2,832)          (82)       1,473
    Interest accrued                                                (230)       (1,319)      (1,687)
    Income tax receivable                                        (20,172)            -            -
    Other working capital accounts                                18,454         1,365       (6,344)
  Other                                                            8,851         8,345        7,047
                                                                --------      --------     --------

    Net cash flow provided by operating activities                38,556        70,367       22,397
                                                                --------      --------     --------

Investing Activities:
  Construction expenditures                                      (22,777)      (24,813)     (21,043)
  Allowance for equity funds used during construction                331           141          119
                                                                --------      --------     --------

    Net cash flow used in investing activities                   (22,446)      (24,672)     (20,924)
                                                                --------      --------     --------

Financing Activities:
  Proceeds from the issuance of general
    and refunding bonds                                                -       100,000            -
  Retirement of:
    First mortgage bonds                                               -       (56,823)     (28,000)
    General and refunding bonds                                  (15,000)      (44,400)           -
  Redemption of preferred stock                                   (1,500)       (1,500)      (1,500)
  Dividends paid:
    Common stock                                                 (33,300)      (43,900)     (32,154)
    Preferred stock                                               (1,596)       (1,825)      (2,057)
                                                                --------      --------     --------

   Net cash flow used in financing activities                    (51,396)      (48,448)     (63,711)
                                                                --------      --------     --------

Net decrease in cash and cash equivalents                        (35,286)       (2,753)     (62,238)

Cash and cash equivalents at beginning of period                  43,317        46,070      108,308
                                                                --------      --------     --------

Cash and cash equivalents at end of period                        $8,031       $43,317      $46,070
                                                                ========      ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $17,707       $21,953      $26,330
    Income taxes                                                 $45,984       $25,661      $15,632

See Notes to Financial Statements.

                    NEW ORLEANS PUBLIC SERVICE INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES


      Liquidity is important to NOPSI due to the capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, NOPSI does require significant capital resources for the periodic maturity of certain series of debt and preferred stock and ongoing construction expenditures. Net cash flow from operations totaled $39 million, $70 million, and $22 million in 1994, 1993, and 1992, respectively. Net cash flow from operations decreased in 1994 due primarily to the effects of the 1994 NOPSI Settlement, as discussed below. In recent years, this cash flow, supplemented by cash on hand, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. NOPSI's ability to fund these capital requirements results, in part, from its continued efforts to streamline operations and reduce costs, as well as collections under its Grand Gulf 1 rate phase-in plan which exceed the current cash requirements for Grand Gulf 1-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs; therefore, there is no effect on net income.) NOPSI's Grand Gulf 1 rate phase-in plan will continue to contribute to NOPSI's cash position through 2001. See Note 2 for additional information on NOPSI's rate phase-in plan. See Note 8 for additional information on NOPSI's capital and refinancing requirements in 1995 - 1997. Also, to the extent current market interest and dividend rates allow, NOPSI may continue to refinance high-cost debt and preferred stock prior to maturity.

      As discussed in Note 2, NOPSI agreed to reduce electric and gas rates and issue credits and refunds to customers pursuant to the 1994 NOPSI Settlement. Under the terms of the settlement, NOPSI implemented rate reductions totaling $44.9 million effective January 1, 1995. NOPSI will implement an additional $4.4 million rate reduction on October 31, 1995. In addition, the 1994 NOPSI Settlement requires NOPSI to credit its customers $25 million over a 21-month period beginning January 1, 1995, in order to resolve disputes with the Council regarding the interpretation of the 1991 NOPSI Settlement. The 1994 NOPSI Settlement also required NOPSI to refund $9.3 million of overcollections associated with Grand Gulf 1 operating costs and $10.5 million of refunds associated with the settlement by System Energy of a FERC tax audit. See Note 2 for additional information.

       Earnings coverage tests, bondable property additions, and accumulated deferred Grand Gulf 1-related costs recorded as assets, limit the amount of G&R Bonds and preferred stock that NOPSI can issue. Based on the most restrictive applicable tests as of December 31, 1994, and an assumed annual interest or dividend rate of 9.25%, NOPSI could have issued $73 million of additional G&R Bonds or $17 million of additional preferred stock. Further, NOPSI has the conditional ability to issue G&R Bonds against the retirement of bonds, in some cases without satisfying an earnings coverage test.

     See Notes 5 and 6 for information on NOPSI's financing activities and Note 4 for information on NOPSI's short-term borrowings and lines of credit.

                        NEW ORLEANS PUBLIC SERVICE INC.
                           STATEMENTS OF INCOME

                                          For the Years Ended December 31,
                                            1994        1993         1992
                                                   (In Thousands)

Operating Revenues:
  Electric                               $360,430     $423,830     $391,936
  Natural gas                              87,357       90,992       72,943
                                       ----------   ----------   ----------
        Total                             447,787      514,822      464,879
                                       ----------   ----------   ----------


Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses
     and gas purchased for resale         113,735      112,451       90,778
    Purchased power                       145,935      165,963      170,703
    Other operation and maintenance        80,656       87,797       91,735
  Depreciation and amortization            19,275       17,284       16,619
  Taxes other than income taxes            27,814       26,643       27,487
  Income taxes                              3,602       24,232       14,382
  Rate deferrals:
    Rate deferrals                              -       (1,651)      (1,300)
    Amortization of rate deferrals         27,009       22,351        4,426
                                       ----------   ----------   ----------
        Total                             418,026      455,070      414,830
                                       ----------   ----------   ----------


Operating Income                           29,761       59,752       50,049
                                       ----------   ----------   ----------


Other Income (Deductions):
  Allowance for equity funds used
   during construction                        331          141          119
  Miscellaneous - net                       2,141       (1,055)       3,056
  Income taxes                               (998)      (1,115)      (1,683)
                                       ----------   ----------   ----------
        Total                               1,474       (2,029)       1,492
                                       ----------   ----------   ----------


Interest Charges:
  Interest on long-term debt               17,092       20,076       23,510
  Other interest - net                      1,179        1,016        1,714
  Allowance for borrowed funds used
    during construction                      (247)        (130)        (107)
                                       ----------   ----------   ----------
        Total                              18,024       20,962       25,117
                                       ----------   ----------   ----------


Income before Cumulative Effect
of a Change in Accounting Principle        13,211       36,761       26,424


Cumulative Effect to January 1, 1993
 of Accruing Unbilled Revenues
(net of income taxes of $6,592)                 -       10,948            -
                                       ----------   ----------   ----------

Net Income                                 13,211       47,709       26,424

Preferred Stock Dividend
Requirements and Other                      1,581        1,768        1,999
                                       ----------   ----------   ----------

Earnings Applicable to Common Stock       $11,630      $45,941      $24,425
                                       ==========   ==========   ==========


See Notes to Financial Statements.

                        NEW ORLEANS PUBLIC SERVICE INC.
                        STATEMENTS OF RETAINED EARNINGS

                                           For the Years Ended December 31,
                                             1994      1993        1992
                                                   (In Thousands)

Retained Earnings, January 1               $100,556   $98,560    $106,341
  Add:
    Net income                               13,211    47,709      26,424
                                           --------  --------    --------

        Total                               113,767   146,269     132,765
                                           --------  --------    --------
  Deduct:
    Dividends declared:
      Preferred stock                         1,536     1,768       1,999
      Common stock                           33,300    43,900      32,154
    Capital stock expenses                       45        45          52
                                           --------  --------    --------

        Total                                34,881    45,713      34,205
                                           --------  --------    --------
Retained Earnings, December 31 (Note 7)    $ 78,886  $100,556    $ 98,560
                                           ========  ========    ========


See Notes to Financial Statements.

                    NEW ORLEANS PUBLIC SERVICE INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Net Income

     Net income decreased in 1994 due primarily to the effects of the 1994 NOPSI Settlement (see Note 2) and the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues in 1993, partially offset by lower operating expenses. Net income increased in 1993 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1) and its ongoing effects, partially offset by the effect of implementing SFAS 106 (see Note 9). Effective January 1, 1993, NOPSI began accruing as revenues the charges for energy delivered to customers but not yet billed. Electric and gas revenues were previously recorded on a cycle-billing basis. Excluding the above mentioned items, net income for 1993 would have been $37.8 million. This $11.4 million increase is due primarily to increased gas revenues and increased electric retail energy sales.

      Significant factors affecting the results of operations and causing variances between the years 1994 and 1993, and 1993 and 1992, are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      See "Selected Financial Data-Five-Year Comparison," following the notes, for information on electric operating revenues by source and KWH sales.

      Electric operating revenues decreased in 1994 due primarily to the effects of the 1994 NOPSI Settlement as discussed in Note 2. Electric energy sales increased slightly in 1994. Electric operating revenues were higher in 1993 due primarily to increased fuel adjustment revenues and increased collections of previously deferred Grand Gulf 1-related costs, neither of which affects net income, and increased residential energy sales resulting primarily from a return to more normal weather as compared to milder weather in 1992.

     Gas operating revenues decreased slightly in 1994 as a result of lower gas sales. Gas operating revenues increased in 1993 due primarily to an increase in gas rates and increased fuel adjustment revenues resulting from higher average per unit cost for gas purchased.

Expenses

      Operating expenses decreased in 1994 due primarily to lower purchased power expense and lower income tax expense. Operating expenses increased in 1993 due primarily to higher fuel expenses, higher income tax expense, and increased amortization of rate deferrals.

      Purchased power expense decreased in 1994 due primarily to changes in generation availability and requirements among the System operating companies and lower costs. Fuel for electric generation and fuel-related expenses increased in 1993 due primarily to increased gas costs and increased generation requirements resulting primarily from increased energy sales as discussed in "Revenues and Sales" above.

     Gas purchased for resale decreased in 1994 due to decreased gas sales. Gas purchased for resale increased in 1993 due primarily to a higher average per unit cost for gas purchased.

      Income taxes decreased in 1994 due primarily to lower pretax income, resulting from the 1994 NOPSI Settlement, and the write-off of the unamortized balances of deferred investment tax credits pursuant to the FERC Settlement. Total income taxes increased in 1993 due primarily to higher pretax income and an increase in the federal income tax rate as a result of OBRA.

      The increases in the amortization of rate deferrals in 1994 and 1993 is primarily a result of the collection of larger amounts of previously deferred costs under the 1991 NOPSI Settlement, which allowed NOPSI to record an additional $90 million of previously incurred Grand Gulf 1-related costs.

                    NEW ORLEANS PUBLIC SERVICE INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition

       The electric utility industry is becoming increasingly competitive and NOPSI is seeking to become a leading competitor in the changing electric energy business. Competition presents NOPSI with many challenges. The following have been identified by NOPSI as its major competitive challenges.

                   Retail and Wholesale Rate Issues

       Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. In connection with the Merger, NOPSI agreed with the Council to reduce its annual electric base rates by $4.8 million effective for bills rendered on or after November 1, 1993. As a result of the 1994 NOPSI Settlement discussed in Note 2, NOPSI agreed to reduce electric and gas rates and issue credits and refunds to customers. Effective January 1, 1995, NOPSI implemented a $31.8 million permanent reduction in electric base rates and a $3.1 million permanent reduction in gas base rates. These adjustments resolved issues associated with NOPSI's return on equity exceeding 13.76% for the test year ended September 30, 1994. Under the 1991 NOPSI Settlement, NOPSI is recovering from its retail customers its allocable share of certain costs related to Grand Gulf
1. NOPSI's base rates to recover those costs were derived from estimates of those costs made at that time. Any overrecovery of costs is required to be returned to customers. Grand Gulf 1 has experienced lower operating costs than previously estimated, and NOPSI accordingly is reducing its base rates in two steps to more accurately match the current costs related to Grand Gulf 1. On January 1, 1995, NOPSI implemented a $10 million permanent reduction in base electric rates to reflect the reduced costs related to Grand Gulf 1, to be followed by an additional $4.4 million rate reduction on October 31, 1995. These Grand Gulf 1 rate reductions, which are expected to be largely offset by lower operating costs, may reduce NOPSI's after-tax net income by approximately $1.4 million per year beginning November 1, 1995. The next scheduled Grand Gulf 1 phase-in rate increase in the amount of $4.4 million on October 31, 1995, will not be affected by the 1994 NOPSI Settlement.

      The  1994  NOPSI Settlement also requires NOPSI  to  credit  its customers $25 million over a 21-month period beginning January 1, 1995, in order to resolve disputes with the Council regarding the interpretation of the 1991 NOPSI Settlement. NOPSI reduced its revenues and recorded a $15.4 million net-of-tax reserve associated with the credit in the fourth quarter of 1994. The 1994 NOPSI Settlement further required NOPSI to refund, in December 1994, $13.3 million of credits previously scheduled to be made to customers during the period January 1995 through July 1995. These credits were associated with a July 7, 1994, Council resolution that ordered a $24.95 million rate reduction based on NOPSI's overearnings during the test year ended September 30, 1993. Accordingly, NOPSI recorded an $8 million net-of-tax charge in the fourth quarter of 1994.

      Retail wheeling, the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's area of service, is also evolving. Over a dozen states have been or are studying the concept of retail competition. In April 1994, the state of Michigan initiated a five-year experiment that allows limited competition among public utilities. During the same month, the California Public Utilities Commission proposed to deregulate that state's electric power industry, starting on January 1, 1996, to allow the largest industrial customers to select the lowest cost supplier for electricity service. Under the proposal, by the year 2002, smaller companies and residential customers in California would also be able to buy power from any suppliers. The California Public Utilities Commission is currently reviewing its proposal and is expected to make a ruling in the first half of 1995. The retail market for electricity is expected to become more competitive with such moves toward deregulation.

      In some areas of the country, municipalities (or comparable entities) whose residents are served at retail by an investor-owned utility pursuant to a franchise are exploring the possibility of establishing new or extending existing distribution systems or seeking new delivery points in order to serve retail customers, especially large industrial customers, that currently receive service from an investor-owned utility. These options depend on the terms of a utility's franchise as well as on state law and regulation. In addition, FERC's authority to order utilities to transmit for a new or expanding municipal system is limited in certain respects. Where successful, however, the establishment of a municipal system or the acquisition by a municipal system of a utility's customers could result in the inability to recover costs that the utility has incurred in serving those customers.

      In mid-1994, the FERC issued a notice of proposed rulemaking concerning a regulatory framework for dealing with recovery of stranded costs, such as high cost nuclear generating units, which may be incurred by electric utilities as a result of increased competition. In addition to addressing recovery of stranded costs related to wholesale service, the proposal requested comment as to recovery of retail stranded costs in transmission rates where state regulatory authorities failed to address the issue or were in conflict. Comments and reply comments have been filed, and the matter is pending. The risk of exposure to stranded costs which may result from competition in the industry will depend on the extent and timing of retail competition, the resolution of jurisdictional issues concerning stranded cost recovery, and the extent to which such costs are recovered from departing or remaining customers, among other matters.

      In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. On October 31, 1994, as amended on January 25, 1995, Entergy Services filed with FERC revised transmission tariffs intended to provide access to transmission service on the same or comparable basis, terms, and conditions as the System operating companies, and the matter is pending. Open access and market pricing, once in effect, will increase marketing opportunities for NOPSI, but will also expose NOPSI to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

       In light of the rate issues discussed above, NOPSI is aggressively reducing costs to avoid potential earnings erosions that might result as well as to become more competitive. In 1994, NOPSI announced a restructuring program related to certain of its operating units. This program is designed to reduce costs and improve operating efficiencies. See Note 12 for further information. Also, in response to an increasingly competitive environment, NOPSI announced intentions to revise its initial least cost planning activities.

                       The Energy Policy Act of 1992

     The EPAct addresses a wide range of energy issues and is altering the way Entergy and the rest of the electric utility industry operate. The EPAct encourages competition and affords utilities the opportunities, and the risks, associated with an open and more competitive market environment. The EPAct creates exemptions from regulation under the Holding Company Act and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for sales at wholesale. The EPAct also gives FERC the authority to order investor-owned utilities, including NOPSI, to transmit power and energy to or for wholesale purchasers and sellers. The law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. Both NOPSI and Entergy Power expect to compete in this market. In addition, the EPAct allows utilities to own and operate foreign generation, transmission, and distribution facilities.

Litigation and Regulatory Proceedings

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy refunded approximately $10.5 million to NOPSI, which in turn made refunds on December 31, 1994, to customers. Additionally, System Energy will refund a total of approximately $10.5 million, plus interest, to NOPSI over the period through June 2004. The settlement also required the write-off of approximately $1.7 million of certain unamortized deferred investment tax credits by NOPSI.

Accounting Issues

      Proposed Accounting Standards - The FASB has proposed a SFAS on "Accounting for the Impairment of Long-Lived Assets," effective January 1, 1996. The proposed standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. Certain operations of NOPSI are potentially affected by this standard, and any resulting write-offs will depend on future operating costs, generating units' efficiency and availability, and the future market for energy over the remaining life of the units. Based on current estimates, NOPSI anticipates that future revenues will fully recover the costs of such operations.

      Continued Application of SFAS 71 - NOPSI's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." As discussed above, the electric utility industry is changing and these changes could possibly result in the discontinuance of the application of SFAS 71, which would result in the elimination of regulatory assets and liabilities. See Note 1 for further information.

                    NEW ORLEANS PUBLIC SERVICE INC.

                     NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NOPSI maintains accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

      Prior to January 1, 1993, NOPSI recorded revenues when billed to its customers with no accrual for energy delivered but not yet billed. To provide a better matching of revenues and expenses, effective January 1, 1993, NOPSI adopted a change in accounting principle to provide for accrual of the nonfuel portion of estimated unbilled revenues. The cumulative effect of this accounting change as of January 1, 1993 increased net income by $10.9 million. Had this new accounting method been in effect during prior years, net income before the cumulative effect would not have been materially different from that shown in the accompanying financial statements.

      NOPSI's rate schedules include electric fuel adjustment and gas cost adjustment clauses that allow deferral of fuel costs until such costs are reflected in the related revenues.

Utility Plant

      Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of NOPSI's utility plant is subject to the liens of its mortgage bond indentures.

     Total NOPSI net electric utility plant in service of $205 million as of December 31, 1994 includes $26 million of production plant, $20 million of transmission plant, $141 million of distribution plant, and $18 million of other plant. Total net gas utility plant of $66 million as of December 31, 1994 is primarily comprised of $60 million of distribution plant.

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 3.1% in 1994, 1993, and 1992.

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. NOPSI's effective composite rates for AFUDC were 10.4%, 11.4%, and 12.1% for 1994, 1993, and 1992, respectively.

Income Taxes

      NOPSI, its parent, and affiliates file a consolidated federal income tax return. Income taxes are allocated to NOPSI in proportion to its contribution to consolidated taxable income. SEC regulations require that no Entergy Corporation subsidiary pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in Note 3, in 1993 NOPSI changed its accounting for income taxes to conform with SFAS 109.

Other Noncurrent Liabilities

      NOPSI records provisions for uninsured risks and claims for injuries and damages through charges to operations expenses on an accrual basis. Provisions for these accruals, classified as other noncurrent liabilities, have been allowed for ratemaking purposes.

Cash and Cash Equivalents

      NOPSI considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Continued Application of SFAS 71

      As a result of the EPAct and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. NOPSI's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Continued applicability of SFAS 71 to NOPSI's financial statements requires that rates set by an independent regulator on a cost of service basis (including a reasonable rate of return on invested capital) can actually be charged to and collected from customers.

      In the event that either all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion. That discontinuation should be reported by elimination from the balance sheet of the effects of any actions of regulators recorded as regulatory assets and liabilities.

      As of December 31, 1994, and for the foreseeable future, NOPSI's financial statements continue to follow SFAS 71.

Fair Value Disclosure

      The estimated fair value of financial instruments has been determined by NOPSI, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that NOPSI could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

      NOPSI considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, NOPSI does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5 and 6 for additional fair value disclosure.

NOTE 2.   RATE AND REGULATORY MATTERS

1994 NOPSI Settlement

      In a settlement with the Council that was approved on December 29, 1994, NOPSI agreed to reduce electric and gas rates and issue credits and refunds to customers. Effective January 1, 1995, NOPSI implemented a $31.8 million permanent reduction in electric base rates and a $3.1 million permanent reduction in gas base rates. These adjustments resolved issues associated with NOPSI's return on equity exceeding 13.76% for the test year ended September 30, 1994. Under the 1991 NOPSI Settlement, NOPSI is recovering from its retail customers its allocable share of certain costs related to Grand Gulf
1. NOPSI's base rates to recover those costs were derived from estimates of those costs made at that time. Any overrecovery of costs is required to be returned to customers. Grand Gulf 1 has experienced lower operating costs than previously estimated, and NOPSI accordingly is reducing its base rates in two steps to more accurately match the current costs related to Grand Gulf 1. On January 1, 1995, NOPSI implemented a $10 million permanent reduction in base electric rates to reflect the reduced costs related to Grand Gulf 1, to be followed by an additional $4.4 million rate reduction on October 31, 1995. These Grand Gulf rate reductions, which are expected to be largely offset by lower operating costs, may reduce NOPSI's after-tax net income by approximately $1.4 million per year beginning November 1, 1995. The next scheduled Grand Gulf 1 phase-in rate increase in the amount of $4.4 million on October 31, 1995 will not be affected by the 1994 NOPSI Settlement.

      The  1994  NOPSI Settlement also requires NOPSI  to  credit  its customers $25 million over a 21-month period beginning January 1, 1995, in order to resolve disputes with the Council regarding the interpretation of the 1991 NOPSI Settlement. NOPSI reduced its revenues by $25 million and recorded a $15.4 million net-of-tax reserve associated with the credit in the fourth quarter of 1994. The 1994 NOPSI Settlement further required NOPSI to refund, in December 1994, $13.3 million of credits previously scheduled to be made to customers during the period January 1995 through July 1995. These credits were associated with a July 7, 1994, Council resolution that ordered a $24.95 million rate reduction based on NOPSI's overearnings during the test year ended September 30, 1993. Accordingly, NOPSI recorded an $8 million net-of-tax charge in the fourth quarter of 1994.

      The 1994 NOPSI Settlement also required NOPSI to refund $9.3 million of overcollections associated with Grand Gulf 1 operating costs, and $10.5 million of refunds associated with the settlement by System Energy of a FERC tax audit. The settlement of the FERC tax audit by System Energy required refunds to be passed on to NOPSI and to other Entergy subsidiaries and then on to customers. These refunds have no effect on current period net income.

Merger - Related Rate Agreement

      In 1993, the Council adopted resolutions accepting a proposal by NOPSI to settle certain issues related to the Merger. Pursuant to the resolutions, the Council agreed to withdraw from the SEC proceeding related to the Merger. In return NOPSI agreed, among other things, that retail ratepayers in the City of New Orleans would be protected from (1) increases in NOPSI's cost of capital resulting from risks associated with the Merger; (2) recovery of any portion of the acquisition premium or transactional costs associated with the Merger;
(3) certain direct allocations of costs associated with GSU's River Bend nuclear unit; and (4) any losses of GSU resulting from resolution of litigation in connection with its ownership of River Bend. NOPSI was required to reduce its annual electric base rates by $4.8 million effective for bills rendered on or after November 1, 1993, and to expense its SFAS 106 costs. NOPSI's SFAS 106 expenses through October 31, 1996, will be allowed by the Council for purposes of evaluating the appropriateness of NOPSI's rates. The Council also agreed not to seek to disallow the first $3.5 million of costs incurred through October 31, 1993, in connection with the Least Cost Plan.

Prudence Settlement and Finalized Phase-In Plan

      The February 4 Resolution required NOPSI to write off, and not recover from its retail electric customers, $135 million of its previously deferred costs associated with Grand Gulf 1. This write-off, which was recorded in NOPSI's 1987 financial statements, was in addition to the $51.2 million of Grand Gulf 1-related costs originally absorbed and not recovered by NOPSI as part of the 1986 Rate Settlement. In 1991, NOPSI reached a settlement (1991 NOPSI Settlement) with the Council and with the Alliance that resolved the Grand Gulf 1 prudence issues and the pending litigation related to the February 4 Resolution.

       The 1991 NOPSI Settlement supersedes both the 1986 Rate Settlement (which established a rate phase-in plan designed to reduce the immediate effect on ratepayers of the inclusion of Grand Gulf 1 costs in rates) and the February 4 Resolution, and provides that there will be no further disallowance of the recovery of any Grand Gulf 1-related costs incurred by NOPSI based on any alleged imprudence by NOPSI that may have occurred or may be alleged to have occurred prior to the effective date of the 1991 NOPSI Settlement. The 1991 NOPSI Settlement included a rate decrease in 1991, followed by a series of rate increases. The last of the rate increases will become effective on October 31, 1995, in the amount of $4.4 million.

      In connection with the rate changes, NOPSI implemented a finalized phase-in plan, covering a ten-year period from October 1, 1991 through September 30, 2001, for recovery of all Grand Gulf 1 deferred costs, including associated carrying charges.

      NOPSI agreed to a five-year electric base rate freeze extending through October 31, 1996, excluding the annual rate increases provided for above and except for increases to reflect an increase in state and/or federal income tax rates or a catastrophic event such as a hurricane. NOPSI also agreed that during the period October 1, 1992 through October 31, 1996 the Council will have the right to investigate the appropriateness of NOPSI's rates if NOPSI's return on average equity on its electric operations (calculated in accordance with the applicable provisions of the 1991 NOPSI Settlement) for twelve month periods subsequent to September 30, 1992 were to exceed 13.76%, and, after hearing(s), to impose a credit on NOPSI's customers' bills in an amount that would have allowed NOPSI, during the relevant test year, to earn a return on equity incident to its electric operations of no less than 12.76% (see discussion below). The Council agreed otherwise not to reduce NOPSI's base electric rates during the period through October 31, 1996 except to reflect a decrease in state and/or federal income tax rates; however, this was amended by the 1994 NOPSI Settlement discussed above.

      NOPSI will include in the "over/under" provision of its fuel adjustment clause on a monthly basis the difference, if any, between the non-fuel Grand Gulf 1 costs billed by System Energy to NOPSI and the estimate of such costs attached to the 1991 NOPSI Settlement, with the Council having the right to suspend this provision in the event of a catastrophe involving Grand Gulf 1. In the event the Council suspends this provision, NOPSI will have the right to seek a rate increase notwithstanding the five-year electric base rate freeze discussed above. In addition, the 1994 NOPSI Settlement now requires interest to be included in the "over/under" provision.

Gas Rate Filing

     In May 1992, NOPSI and the Council reached a settlement regarding
NOPSI's  application  for an increase in gas  rates.   The  settlement
includes the following terms, among others:

           (i) an aggregate net rate increase of $7.5 million, effective on May 22, 1992, phased in over a two-year period. The year one net increase is stipulated to be $3.8 million, with an additional $3.0 million being deferred for recovery in equal annual installments in years two through six. The net increase in year two of $3.7 million includes $730,000 for recovery of the costs deferred in year one (including associated carrying charges).

           (ii) except as provided above, and except for increases to reflect an increase in state and/or federal income tax rates or a catastrophic event such as a hurricane, NOPSI has agreed to a gas base rate freeze through October 31, 1996; however, this was amended by the 1994 NOPSI Settlement discussed above.

      In addition, the settlement provides that earnings from gas operations will be included with those from electric operations for purposes of the return on average equity ceiling provisions of the 1991 NOPSI Settlement (discussed above) and revises the method of calculating such return on equity ceiling.


NOTE 3.   INCOME TAXES


     Income tax expense consisted of the following:
                                           For the Years Ended December 31,
                                             1994      1993        1992
                                                  (In Thousands)
Current:
   Federal                                 $19,557   $23,400      $16,575
   State                                     3,049     4,079            -
                                           -------   -------      -------
    Total                                   22,606    27,479       16,575
                                           -------   -------      -------
  Deferred - net:
   Rate deferrals - net                     (6,325)   (7,395)      (1,185)
   Net operating loss carryforward               -        42        2,747
  utilization
   Unbilled revenue                          2,761     4,621       (2,800)
   Pension expense                           1,308     2,935       (1,044)
   Liberalized depreciation                    841       (19)        (286)
   Deferred fuel or gas costs               (2,104)    2,251        1,904
   Bond reacquisition                          165     1,074          328
   Alternative minimum tax                   1,116     2,317           (3)
   Rate refund                              (9,620)        -            -
   Severance accrual                        (1,518)        -            -
   Other                                    (2,298)     (623)          (1)
                                            ------    ------       ------
    Total                                  (15,674)    5,203         (340)
                                            ------    ------       ------
  Investment tax credit adjustments - net     (681)     (743)        (170)
  Investment tax credit amortization -
   FERC settlement                          (1,651)        -            -
                                            ------    ------      -------
    Recorded income tax expense             $4,600    $31,939     $16,065
                                            ======    =======     =======
  Charged to operations                     $3,602    $24,232     $14,382
  Charged to other income                      998      1,115       1,683
  Charged to cumulative effect                   -      6,592           -
                                            ------    -------     -------
    Total income taxes                      $4,600    $31,939     $16,065
                                            ======    =======     =======


      Total  income taxes differ from the amounts computed by applying
the  statutory  federal income tax rate to income before  taxes.   The
reasons for the differences were:

                                        For the Years Ended December 31,
                                   1994           1993           1992
                                        % of              % of              % of
                                       Pretax            Pretax            Pretax
                               Amount  Income    Amount  Income   Amount   Income
                                             (Dollars in Thousands)
Computed at statutory rate     $6,234    35.0    $27,877   35.0   $14,446   34.0
Increases (reductions) in tax
  resulting from:
 State income taxes net of
   federal income
   tax effect                     456     2.6      3,411    4.3     1,462    3.5
 Depreciation                    (586)   (3.3)      (780)  (1.0)     (731)  (1.7)
 Amortization of investment      (681)   (3.8)      (745)  (0.9)     (752)  (1.8)
tax credits
 Investment tax credit
   amortization -
   FERC settlement             (1,651)   (9.2)
 Amortization of excess
   deferred income tax            714     4.0        384    0.5       376    0.9
 Adjustment of prior year                                                    0.9
taxes                            (423)   (2.4)     2,413    3.0       391
 SFAS 109 adjustment                -       -     (1,170)  (1.5)        -      -
 Other - net                      537     3.0        549    0.7       873    2.0
                               ------    ----    -------   ----   -------   ----
  Total income taxes           $4,600    25.9    $31,939   40.1   $16,065   37.8
                               ======    ====    =======   ====   =======   ====

     Significant components of NOPSI's net deferred tax liabilities as of December 31, 1994 and 1993, were:

                                                     1994         1993
                                                       (In Thousands)
  Deferred tax liabilities:
   Net regulatory assets                           $(12,946)    $(13,465)
   Plant related basis differences                  (50,624)     (49,753)
   Rate deferrals                                   (74,054)     (80,380)
   Other                                             (3,303)      (5,194)
                                                  ---------    ---------
    Total                                         $(140,927)   $(148,792)
                                                  =========    =========

  Deferred tax assets:
   Unbilled revenues                               $  3,051     $  5,812
   Accumulated deferred investment tax credit         4,154        4,460
   Pension related items                              4,497        5,804
   Removal cost                                       9,146        8,197
   Standard coal plant                                2,783        2,861
   Operating reserves                                 6,665        6,934
   Rate refund                                        9,620            -
   Other                                              6,840        4,660
                                                   --------     --------
    Total                                          $ 46,756     $ 38,728
                                                   ========     ========

    Net deferred tax liabilities                   $(94,171)   $(110,064)
                                                   ========    =========

      In accordance with a System Energy FERC settlement, NOPSI wrote off $1.7 million of unamortized deferred investment tax credits in 1994.

     In 1993, NOPSI adopted SFAS 109. SFAS 109 required that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 required that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. As a result of the adoption of SFAS 109, 1993 net income was increased by $0.3 million, assets were increased by $4.1 million, and liabilities were increased by $3.8 million. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

      The SEC has authorized NOPSI to effect short-term borrowings of up to $39 million. This authorization is effective through November 30, 1996. In addition, NOPSI can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. NOPSI's short-term borrowings are also limited by the terms of its G&R Bond indenture to amounts not exceeding, in general, the greater of 10% of capitalization or 50% of Grand Gulf 1 rate deferrals available to support the issuance of G&R Bonds. NOPSI had no outstanding borrowings under these arrangements as of December 31, 1994.


NOTE 5.   PREFERRED STOCK

     The number of shares and dollar value of NOPSI's cumulative, $100 par value preferred stock were:

                                          As of December 31,
                                      Shares                           Call Price Per
                                  Authorized and          Total          Share as of
                                    Outstanding        Dollar Value      December 31,
                                  1994      1993      1994      1993       1994
                                                  (Dollars in Thousands)
  Without sinking fund:
   4 3/4% Preferred Stock         77,798    77,798    $7,780    $7,780    $105.00
   4.36% Series                   60,000    60,000     6,000     6,000    $104.58
   5.56% Series                   60,000    60,000     6,000     6,000    $102.59
                                 -------   -------   -------   -------
    Total without sinking fund   197,798   197,798   $19,780   $19,780
                                 =======   =======   =======   =======

  With sinking fund:
   15.44% Series                  34,495    49,495    $3,450    $4,950    $107.72
                                 =======   =======   =======   =======

      The fair value of NOPSI's preferred stock with sinking fund  was estimated  to  be approximately $3.6 million and $5.3  million  as  of
December  31,  1994  and 1993, respectively.   The  fair  values  were
determined  using  quoted market prices or estimates  from  nationally recognized  investment  banking  firms.  See  Note  1  for  additional information on disclosure of fair value of financial instruments.

     Changes in the preferred stock during the last three years were:

                                                Number of Shares
                                            1994      1993     1992

     Preferred stock retirements:
         $100 par value                    (15,000) (15,000) (15,000)

      Cash sinking fund requirements for the next five years for preferred stock outstanding as of December 31, 1994, are (in millions)
1995  - $1.5; 1996 - $0.75; 1997 - $0.75 and 1998 - $0.45.  NOPSI  has
the annual non-cumulative option to redeem, at par, up to an additional $750,000 of its 15.44% Series preferred stock outstanding.


NOTE 6.   LONG-TERM DEBT

     NOPSI's long-term debt as of December 31, 1994 and 1993, was:

       Maturities        Interest Rates
       From    To        From      To                         1994       1993
                                                               (In Thousands)
     First Mortgage Bonds
       1995   1998       5-5/8%   5-7/8%                     $35,250    $35,250


     G&R Bonds
       1995 1998         10.95%   13.9%                       54,200      69,200
       1999 2023          7.0%     8.0%                      100,000     100,000

     Unamortized Premium and Discount-Net                     (1,090)     (1,138)
                                                            --------    --------
       Total Long-Term Debt                                  188,360     203,312
       Less Amount Due Within One Year                        24,200      15,000
                                                            --------    --------
       Long-Term Debt Excluding Amount Due Within One Year  $164,160    $188,312
                                                            ========    ========

      The fair value of NOPSI's long-term debt as of December 31, 1994 and  1993  was  estimated  to be $178.7 million  and  $211.5  million,
respectively.   Fair values were determined using bid prices  reported
by  dealer  markets  and by nationally recognized  investment  banking
firms.   See Note 1 for additional information on disclosure  of  fair value of financial instruments.

     For the years 1995, 1996, 1997 and 1998, NOPSI has long-term debt maturities  of  (in millions) $24.2, $38.3, $27 and $0,  respectively.
In  addition,  other  sinking fund requirements of approximately  $0.4 million  and  $0.1  million for 1995 and 1996,  respectively,  may  be satisfied  by  cash or by certification of property additions  at  the rate of 167% of such requirements.

     Under NOPSI's G&R Mortgage, G&R Bonds are issuable based upon 70% of bondable property additions or based upon 50% of accumulated deferred Grand Gulf 1-related costs. The G&R Mortgage precludes the issuance of any additional bonds based upon property additions if the total amount of outstanding Rate Recovery Mortgage Bonds issued on the basis of the uncollected balance of deferred Grand Gulf 1-related costs exceeds 66 2/3% of the balance of such deferred costs. As of December 31, 1994, the total amount of Rate Recovery Mortgage Bonds outstanding aggregated $54.2 million, or 26.5% of NOPSI's accumulated deferred Grand Gulf 1-related costs.


NOTE 7.   DIVIDEND RESTRICTIONS

       NOPSI's  Restatement of Articles of Incorporation, as  amended, and  certain  of  its  indentures contain provisions  restricting  the
payment of cash dividends or other distributions on common stock.   As
of  December 31, 1994, $24.2 million of NOPSI's retained earnings were
restricted   against   the  payment  of  cash   dividends   or   other
distributions on common stock.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing

      Construction expenditures for the years 1995, 1996, and 1997 are estimated to total $28.6 million each year.  NOPSI will  also  require
$92.5  million during the period 1995-1997 to meet long-term debt  and
preferred stock maturities and cash sinking fund requirements.   NOPSI
plans  to meet the above requirements with internally generated funds, cash  on hand, and the issuance of long-term debt.  See Notes 5 and  6 regarding  the  possible refinancing, redemption, purchase,  or  other acquisition of certain outstanding series of preferred stock and long-
term debt.

Unit Power Sales Agreement

      System Energy has agreed to sell all of its 90% owned and leased share  of  capacity and energy from Grand Gulf 1 to AP&L, LP&L,  MP&L, and  NOPSI  in accordance with specified percentages (AP&L  36%,  LP&L
14%,  MP&L 33%, and NOPSI 17%) as ordered by FERC.  Charges under this agreement are paid in consideration for NOPSI's respective entitlement to  receive capacity and energy, and are payable irrespective  of  the quantity of energy delivered so long as the unit remains in commercial
operation.   The agreement will remain in effect until  terminated  by
the  parties  and approved by FERC, most likely upon  Grand  Gulf  1's retirement from service. NOPSI's monthly obligation for payments under the agreement is approximately $8 million.

Availability Agreement

      AP&L,  LP&L, MP&L, and NOPSI are individually obligated to  make payments or subordinated advances to System Energy in accordance  with stated  percentages  (AP&L 17.1%, LP&L 26.9%, MP&L  31.3%,  and  NOPSI
24.7%)  in amounts that when added to amounts received under the  Unit
Power  Sales  Agreement or otherwise, are adequate  to  cover  all  of
System  Energy's operating expenses.  System Energy has  assigned  its rights  to payments and advances to certain creditors as security  for certain  obligations.  Since commercial operation  of  Grand  Gulf  1, payments  under  the  Unit  Power Sales Agreement  have  exceeded  the
amounts  payable  under the Availability Agreement.   Accordingly,  no
payments  have  ever been required.  If AP&L, LP&L, or MP&L  fails  to make  its  Unit Power Sales Agreement payments, and System  Energy  is unable  to obtain funds from other sources, NOPSI could be liable  for payments to System Energy, in amounts that cannot be determined,  over and above its payments under the Unit Power Sales Agreement.

Reallocation Agreement

      System  Energy and AP&L, LP&L, MP&L, and NOPSI entered into  the
Reallocation  Agreement relating to the sale of  capacity  and  energy from  the  Grand  Gulf Station and the related costs, in  which  LP&L,
MP&L,  and  NOPSI agreed to assume all of AP&L's responsibilities  and
obligations  with  respect  to  the  Grand  Gulf  Station  under   the
Availability Agreement. FERC's decision allocating a portion of  Grand
Gulf  1  capacity  and  energy  to AP&L  supersedes  the  Reallocation
Agreement as it relates to Grand Gulf 1.  Responsibility for any Grand
Gulf  2  amortization  amounts has been individually  allocated  (LP&L
26.23%,  MP&L  43.97%,  and  NOPSI 29.80%)  under  the  terms  of  the
Reallocation Agreement.  However, the Reallocation Agreement does  not
affect  AP&L's  obligation  to  System  Energy's  lenders  under   the
assignments  referred to in the preceding paragraph.   AP&L  would  be
liable  for  its share of such amounts if LP&L, MP&L, and  NOPSI  were unable  to  meet  their contractual obligations.  No payments  of  any amortization  amounts  will be required as long  as  amounts  paid  to
System  Energy  under the Unit Power Sales Agreement, including  other funds  available to System Energy, exceed amounts required  under  the
Availability  Agreement, which is expected to  be  the  case  for  the foreseeable future.

System Fuels

      NOPSI has a 13% interest in System Fuels, a jointly owned subsidiary of AP&L, LP&L, MP&L, and NOPSI. The parent companies of System Fuels, including NOPSI, agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. As of December 31, 1994, NOPSI had approximately $3.3 million of loans outstanding to System Fuels which mature in 2008.

City Franchise Ordinances

      NOPSI  provides  electric and gas service in  the  City  of  New
Orleans pursuant to City franchise ordinances that state, among other things, that the City has a continuing option to purchase NOPSI's electric and gas utility properties.

Sales/Use Tax Issues

      In September 1994, the Louisiana Supreme Court (Court) issued an opinion (in a case in which none of the System companies was a party) holding, in part, that the Louisiana state legislature's suspension of state sales and use tax exemptions also had the effect of suspending exemptions from local sales and use taxes. On January 27, 1995 the Court, after rehearing, reversed its opinion. Because of the Court's most recent ruling, sales of electricity and gas, fuels and other items used by NOPSI to generate electricity in Louisiana, as well as others exempt from sales and use taxes, continue to be exempt from local sales and use taxes, even though the state exemptions for sales and use tax have been suspended.

NOTE 9.   POSTRETIREMENT BENEFITS

Pension Plan

      NOPSI  is a participating employer in a defined benefit  pension
plan  sponsored  by LP&L, covering substantially all  employees.   The
pension plan is noncontributory and provides pension benefits based on employees' credited service and average compensation, generally during the  last  five years before retirement.  Pension costs are funded  in accordance  with contribution guidelines established by  the  Employee
Retirement  Income Security Act of 1974, as amended, and the  Internal
Revenue  Code  of  1986, as amended.  The assets of the  plan  consist primarily  of  common and preferred stocks, fixed  income  securities, interest in a money market fund, and insurance contracts.

      NOPSI's 1994, 1993, and 1992 pension cost, including amounts capitalized, included the following components:


                                                For the Years Ended December 31,
                                                  1994*       1993*       1992*
                                                        (In Thousands)
   Service cost - benefits earned during the
     period                                     $ 1,502      $1,387      $1,253
   Interest cost on projected benefit
     obligation                                   2,740       2,422       2,119
   Net amortization and deferral                   (970)        (49)        173
                                                -------      ------      ------
Net pension cost                                $ 3,272      $3,760      $3,545
                                                =======      ======      ======

  * Pension cost represents NOPSI's allocated portion of the total pension expense (as calculated by an independent actuary) for the defined benefit pension plan sponsored by LP&L.

      The funded status of LP&L's pension plan allocable to NOPSI employees as of December 31, 1994 and 1993, was:

                                                   1994*     1993*
                                                    (In Thousands)
    Actuarial present value of accumulated
        pension plan benefits:
     Vested                                       $26,291    $26,173
     Nonvested                                         41         36
                                                  -------    -------
     Accumulated benefit obligation               $26,332    $26,209
                                                  =======    =======

    Plan assets at fair value                     $18,180     $7,523
    Projected benefit obligation                   33,738     36,831
                                                  -------    -------
    Plan assets less than projected benefit       (15,558)   (29,308)
        obligation
    Unrecognized prior service cost                 2,291      2,462
    Unrecognized transition asset                  (1,159)    (1,354)
    Unrecognized net loss                           5,779     12,184
                                                   ------     ------
                                                   (8,647)   (16,016)
    Unfunded portion of NOPSI pension liability     1,584     12,256
                                                  -------    -------
    Accrued pension liability                     $(7,063)   $(3,760)
                                                  =======    =======

      The  significant  actuarial assumptions used  in  computing  the
information above for 1994, 1993, and 1992 were as follows:   weighted
average  discount  rate, 8.5% for 1994, 7.5% for 1993  and  8.25%  for
1992; weighted average rate of increase in future compensation levels,
5.1%  for 1994 and 5.6% for 1993 and 1992; and expected long-term rate of return on plan assets, 8.5%.  Transition assets are being amortized over the average remaining service period of active participants.

Other Postretirement Benefits

      NOPSI  also  provides  certain health care  and  life  insurance benefits  for  retired  employees.  Substantially  all  employees  may become eligible for these benefits if they reach retirement age  while
still  working  for  NOPSI.   The cost of  providing  these  benefits,
recorded  on a cash basis, to retirees in 1992 was approximately  $3.7
million.   Prior  to  1992, the cost of providing these  benefits  for retirees  was  not separable from the cost of providing  benefits  for active employees.

     Effective January 1, 1993, NOPSI adopted SFAS 106.  This standard requires  a  change  from  a  cash method  to  an  accrual  method  of
accounting  for postretirement benefits other than pensions.    As  of
January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees  was estimated to be approximately $53.6 million.  This obligation is being amortized over a 20-year period beginning in 1993.

      NOPSI  is  expensing its SFAS 106 costs pursuant to  resolutions adopted  in  November  1993  by the Council  related  to  the  Merger.
NOPSI's SFAS 106 expenses through October 31, 1996, will be allowed by the  Council for purposes of evaluating the appropriateness of NOPSI's
rates.   Furthermore,  due  to  the Council  resolutions,   NOPSI  has
established  and commenced funding a Voluntary Employee's  Beneficiary
Association  (VEBA) trust. During 1994, NOPSI funded $6.8  million  to the VEBA trust. The trusts assets are invested in a money market fund.

      NOPSI's 1994 and 1993 postretirement benefit cost, including amounts capitalized and deferred, included the following components:

                                                        1994     1993
                                                         (In Thousands)

  Service cost - benefits earned during the period     $ 813     $ 822
  Interest cost on APBO                                3,502     4,248
  Net deferral and amortization                        2,569     2,678
                                                      ------    ------
  Net periodic postretirement benefit cost            $6,884    $7,748
                                                      ======    ======

      The  funded status of NOPSI's postretirement plan as of December
31, 1994 and 1993, was (in thousands):

                                                       1994      1993
                                                       (In Thousands)
  Accumulated postretirement benefit obligation:
   Retirees                                          $38,059   $46,218
   Other fully eligible participants                   3,351     3,565
   Other active participants                           3,551     9,152
                                                     -------    ------
                                                      44,961    58,935
  Plan assets at fair value                            6,784         -
                                                     -------    ------
  Plan assets less than APBO                         (38,177)  (58,935)
  Unrecognized transition obligation                  48,217
                                                                50,895
  Unrecognized net loss                              (10,057)    4,835
                                                     -------    ------
  Accrued post retirement benefit liability           $  (17)  $(3,205)
                                                     =======   =======

      The assumed health care cost trend rate used in measuring the APBO was 9.4% for 1995, gradually decreasing each successive year until it reaches 5.0% in 2011. A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO as of December 31, 1994, by 8.6% and the sum of the service cost and interest cost by approximately 10.0% The assumed discount rate and rate of increase in future compensation used in determining the APBO were 8.5% for 1994 and 7.5% for 1993 and 5.1%, for 1994 and 5.5% for 1993, respectively.


NOTE 10.  TRANSACTIONS WITH AFFILIATES

     NOPSI buys electricity from and/or sells electricity to the other
System operating companies and System Energy under rate schedules filed with FERC. In addition, NOPSI purchases fuel from System Fuels and receives technical and advisory services from Entergy Services.

      Operating  revenues  include revenues from sales  to  affiliates amounting  to  $2.1  million  in  1994,  $2.5  million  in  1993,  and
$3.1  million  in  1992.   Operating  expenses  include  charges  from
affiliates  for fuel costs, purchased power and related  charges,  and technical  and  advisory  services totaling $170.1  million  in  1994,
$176.3 million in 1993, and $183.0 million in 1992.



NOTE 11.  BUSINESS SEGMENT INFORMATION

      NOPSI  supplies electric and natural gas services in  the  City.
NOPSI's segment information follows:

                                     1994                1993               1992
                             Electric     Gas    Electric    Gas    Electric    Gas
                                                  (In Thousands)
Operating revenues            $360,430  $87,357  $423,830  $90,992  $391,936  $72,943

Revenue from sales to
  unaffiliated customers (1)  $358,369  $87,357  $421,343  $90,992  $388,851  $72,943

Operating income (loss)
  before income taxes         $ 23,976  $ 9,387  $ 72,572  $11,412  $ 63,167  $ 1,264

Operating income (loss)       $ 22,358  $ 7,403  $ 52,046  $ 7,706  $ 47,194  $ 2,855
Net utility plant             $209,901  $67,875  $211,776  $63,803  $206,402  $61,783

Depreciation expense          $ 15,743  $ 3,310  $ 14,308  $ 2,976  $ 13,776  $ 2,843
Construction expenditures     $ 16,997  $ 5,780  $ 19,774  $ 5,039  $ 15,724  $ 5,319

(1)  NOPSI's intersegment transactions are not material (less than  1%
     of sales to unaffiliated customers).


NOTE 12.  RESTRUCTURING COSTS

     During the third quarter of 1994, NOPSI announced a restructuring
program  related to certain of its operating units.   The  program  is
designed to reduce costs, improve operating efficiencies, and increase shareholder  value  in  order to enable NOPSI  to  become  a  low-cost
producer.   The program includes reductions in the number of employees
and  the  consolidation  of offices and facilities.   In  1994,  NOPSI
recorded   restructuring  charges  of  $3.4  million.  These   charges
primarily  include employee severance costs related  to  the  expected termination of approximately 146 employees.  As of December 31,  1994, no  employees  have been terminated and no termination  benefits  have been paid under this restructuring program.


NOTE 13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      NOPSI's  business is subject to seasonal fluctuations  with  the peak  periods  occurring  during the third quarter  for  electric  and during  the  first quarter for gas.  Operating results  for  the  four quarters of 1994 and 1993 were:
                                                       Net
                              Operating  Operating    Income
                               Revenues    Income     (Loss)
                                       (In Thousands)

     1994:
       First Quarter           $ 117,088   $  6,459   $  1,813
       Second Quarter          $ 124,402   $ 17,880   $ 13,812
       Third Quarter           $ 133,574   $ 15,941   $ 11,933
       Fourth Quarter          $  72,723   $(10,519)  $(14,347)
     1993:
       First Quarter           $ 108,566   $  8,828   $ 14,930
       Second Quarter          $ 120,182   $ 17,789   $ 12,714
       Third Quarter           $ 154,610   $ 29,648   $ 24,843
       Fourth Quarter          $ 131,464   $  3,487   $ (4,778)

     See Note 2 for information regarding credits and refunds recorded in 1994 as a result of the 1994 NOPSI Settlement.

     See Note 1 for information regarding the recording of the cumulative effect of the change in accounting principle for unbilled revenues in January 1993.



                    NEW ORLEANS PUBLIC SERVICE INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                              1994      1993      1992       1991      1990
                                           (In Thousands)
Operating revenues          $447,787  $514,822  $464,879   $476,165  $485,246
Income before cumulative
  effect of a change in
  accounting principle      $ 13,211  $ 36,761  $ 26,424   $ 74,699  $ 27,542
Total assets                $592,894  $647,605  $621,691   $685,217  $577,283
Long-term obligations (1)   $167,610  $193,262  $165,917   $231,901  $243,239

(1) Includes long-term debt (excluding currently maturing debt) and preferred stock with sinking fund.

     See Notes 1, 3, and 9 for the effect of accounting changes in 1993.

                               1994       1993      1992      1991      1990
                                           (Dollars in Thousands)

Electric Operating Revenues:
  Residential               $142,013   $151,423  $137,668  $136,030  $141,900
  Commercial                 162,410    167,788   160,229   159,118   162,600
  Industrial                  25,422     26,205    23,860    24,062    27,000
  Governmental                58,726     61,548    56,023    55,097    53,500
                            --------    -------   -------   -------   -------
   Total retail              388,571    406,964   377,780   374,307   385,000
  Sales for resale             9,573     11,778    10,320     9,805     8,400
  Other                      (37,714)     5,088     3,836    15,102     3,900
                            --------    -------   -------   -------   -------
   Total                    $360,430   $423,830  $391,936  $399,214  $397,300
                            ========   ========  ========  ========  ========

Billed Electric Energy Sales
(Millions of KWH):
  Residential                  1,896      1,914     1,806     1,844     1,903
  Commercial                   2,031      1,989     1,977     2,023     2,054
  Industrial                     518        499       457       487       530
  Governmental                   951        924       888       887       846
                               -----      -----     -----     -----     -----
   Total retail                5,396      5,326     5,128     5,241     5,333
  Sales for resale               294        351       405       418       294
                               -----      -----     -----     -----     -----
   Total                       5,690      5,677     5,533     5,659     5,627
                               =====      =====     =====     =====     =====










                     System Energy Resources, Inc.



                       1994 Financial Statements




                     SYSTEM ENERGY RESOURCES, INC.

                              DEFINITIONS


      Certain  abbreviations  or  acronyms  used  in  System  Energy's
Financial  Statements, Notes to Financial Statements, and Management's
Financial Discussion and Analysis are defined below:

Abbreviation or Acronym               Term

AFUDC                    Allowance for Funds Used During Construction

ALJ                      Administrative Law Judge

AP&L                     Arkansas Power & Light Company

APSC                     Arkansas Public Service Commission

Capital Funds Agreement  Agreement,  dated  as of June  21,  1974,  as amended,  between System Energy  and  Entergy
                         Corporation, and the assignments thereof

City of New Orleans      New Orleans, Louisiana
 or City

DOE                      United States Department of Energy

Entergy Operations       Entergy  Operations, Inc.,  a  subsidiary  of
                         Entergy   Corporation  that   has   operating
                         responsibility for Grand Gulf 1, Waterford 3,
                         ANO, and River Bend

Entergy or System        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

Entergy Services         Entergy Services, Inc.

EPAct                    The Energy Policy Act of 1992

FASB                     Financial Accounting Standards Board

FERC                     Federal Energy Regulatory Commission

FERC Complaint Case      Settlement, effective May 21, 1991, whereby
 Settlement              System    Energy    credited    approximately
                         $47.6  million  in  the aggregate  (including
                         interest)  against  its June  1991  bills  to
                         AP&L, LP&L, MP&L, and NOPSI for capacity  and
                         energy from Grand Gulf 1

FERC Return on Equity    Settlement, effective October 25, 1993,
 case                    whereby      System     Energy      refunded
                         approximately   $29.6   million    in    the
                         aggregate  (including interest) against  its
                         October 1993 bills to AP&L, LP&L, MP&L,  and
                         NOPSI  when  FERC  reduced  System  Energy's
                         Return   on   Equity   from   13%   to   11%
                         prospectively from November 3, 1992

Grand Gulf Station       Grand  Gulf Steam Electric Generating Station
                         (nuclear)

Grand Gulf 1             Unit   No.  1  of  the  Grand  Gulf   Station
                         (nuclear)

Grand Gulf 2             Unit   No.  2  of  the  Grand  Gulf   Station
                         (nuclear)

GSU                      Gulf   States  Utilities  Company  (including
                         wholly    owned   subsidiaries   -    Varibus
                         Corporation, GSG&T, Inc., Prudential Oil  and
                         Gas, Inc., and Southern Gulf Railway Company)

KWH                      Kilowatt-Hours

LP&L                     Louisiana Power & Light Company

LPSC                     Louisiana Public Service Commission

Money Pool               Entergy   Money  Pool  which  allows  certain
                         System companies to borrow from, or lend  to,
                         certain other System companies

MP&L                     Mississippi Power & Light Company

MPSC                     Mississippi Public Service Commission

NOPSI                    New Orleans Public Service Inc.

NRC                      Nuclear Regulatory Commission

OBRA                     Omnibus Budget Reconciliation Act of 1993

Reallocation Agreement   1981  Agreement,  superseded  in  part  by  a
                         June  13, 1985 decision of FERC, among  AP&L,
                         LP&L, MP&L, NOPSI, and System Energy relating
                         to  the sale of capacity and energy from  the
                         Grand Gulf Station

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 109                 SFAS 109, "Accounting for Income Taxes"

SMEPA                    South Mississippi Electric Power Association

System or Entergy        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System operating
 companies               AP&L,    GSU,   LP&L,   MP&L,   and    NOPSI,
                         collectively

Unit Power Sales
 Agreement               Agreement,  dated  as of June  10,  1982,  as
                         amended,  among AP&L, LP&L, MP&L, NOPSI,  and
                         System  Energy,  relating  to  the  sale   of
                         capacity  and  energy  from  System  Energy's
                         share of Grand Gulf 1



                     SYSTEM ENERGY RESOURCES, INC.

                         REPORT OF MANAGEMENT


      The management of System Energy Resources, Inc. has prepared and is  responsible  for  the financial statements and  related  financial information  included herein.  The financial statements are  based  on
generally   accepted  accounting  principles.   Financial  information
included  elsewhere  in this report is consistent with  the  financial statements.

       To   meet   its  responsibilities  with  respect  to  financial
information,  management maintains and enforces a system  of  internal accounting  controls that is designed to provide reasonable assurance, on  a  cost-effective  basis,  as to the integrity,  objectivity,  and reliability  of  the financial records, and as to  the  protection  of
assets.   This system includes communication through written  policies and  procedures,  an employee Code of Conduct, and  an  organizational structure that provides for appropriate division of responsibility and
the  training  of  personnel.   This  system  is  also  tested  by   a
comprehensive internal audit program.

       The   independent  public  accountants  provide  an   objective
assessment  of the degree to which management meets its responsibility for  fairness  of  financial reporting.  They regularly  evaluate  the system  of  internal accounting controls and perform  such  tests  and other  procedures  as  they deem necessary to  reach  and  express  an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/s/ Donald C. Hintz                     /s/ Gerald D. McInvale

DONALD C.  HINTZ                        GERALD D. MCINVALE
President and Chief Executive Officer   Senior Vice President and
                                        Chief Financial Officer



                     SYSTEM ENERGY RESOURCES, INC.

                   AUDIT COMMITTEE CHAIRMAN'S LETTER


      The  Entergy  Corporation  Board of Directors'  Audit  Committee
functions  as  the  Audit  Committee for  System  Energy.   The  Audit
Committee  is  comprised of four directors, who are  not  officers  of
System  Energy:  H. Duke Shackelford (Chairman), Lucie  J.  Fjeldstad,
Dr.  Norman C. Francis, and James R. Nichols.  The committee held four meetings during 1994.

      The Audit Committee oversees System Energy's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

      The  Audit Committee discussed with Entergy's internal  auditors and  the independent public accountants (Coopers & Lybrand L.L.P.) the overall scope and specific plans for their respective audits, as  well as  System  Energy's financial statements and the adequacy  of  System
Energy's   internal  controls.   The  committee  met,   together   and
separately,  with  Entergy's internal auditors and independent  public accountants,  without management present, to discuss  the  results  of their  audits, their evaluation of System Energy's internal  controls,
and  the overall quality of System Energy's financial reporting.   The
meetings  also were designed to facilitate and encourage  any  private communication  between  the committee and  the  internal  auditors  or independent public accountants.



                                   /s/ H. Duke Shackelford

                                   H. DUKE SHACKELFORD
                                   Chairman, Audit Committee




                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of System Energy Resources, Inc.

      We have audited the accompanying balance sheet  of System Energy
Resources, Inc. as of December 31, 1994, and the related statements of income,  retained  earnings  and cash flows for the year  then  ended.
These  financial  statements are the responsibility of  the  Company's
management.   Our  responsibility is to express an  opinion  on  these
financial statements based on our audit.   The financial statements of
the  Company as of December 31, 1993 and for the years ended  December
31, 1993 and 1992, were audited by other auditors, whose report, dated
February  11, 1994, included  explanatory  paragraphs that described a change in a method of accounting for income taxes discussed in Note  3 to  these  financial  statements and  an  uncertainty  relating  to  a regulatory proceeding which is discussed in Note 2 to these  financial statements.

      We  conducted  our audit  in accordance with generally  accepted auditing standards.  Those standards require that we plan and  perform the  audit  to obtain reasonable assurance about whether the financial
statements  are  free  of material misstatement.   An  audit  includes
examining,  on  a  test  basis, evidence supporting  the  amounts  and disclosures  in  the  financial statements.  An  audit  also  includes assessing  the  accounting principles used and  significant  estimates made  by  management,  as  well as evaluating  the  overall  financial
statement  presentation.   We  believe  that  our  audit  provides   a
reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
New Orleans, Louisiana
February 21, 1995


                     INDEPENDENT AUDITORS' REPORT


To the Shareholder and Board of Directors of System Energy Resources, Inc.

      We have audited the accompanying balance sheet  of System Energy
Resources,  Inc. (System  Energy) as of  December  31,  1993, and  the
related  statements of income, retained earnings, and cash  flows  for
each  of  the two years in the period ended December 31, 1993.   These
financial  statements  are  the  responsibility  of  System   Energy's
management.   Our  responsibility is to express an  opinion  on  these
financial statements based on our audits.

      We  conducted  our audits in accordance with generally  accepted auditing standards.  Those standards require that we plan and  perform the  audit  to obtain reasonable assurance about whether the financial
statements  are  free  of material misstatement.   An  audit  includes
examining,  on  a  test  basis, evidence supporting  the  amounts  and disclosures  in  the  financial statements.  An  audit  also  includes assessing  the  accounting principles used and  significant  estimates made  by  management,  as  well as evaluating  the  overall  financial
statement  presentation.   We  believe  that  our  audits  provide   a
reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy at December
31, 1993, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      As  discussed  in Notes 3 to the financial statements,  in  1993
System Energy changed its methods of accounting for income taxes.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February  11,  1994  (November 30, 1994  as  to  Note  2,  "Rate  and
Regulatory Matters - FERC Settlement")


                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                                   ASSETS

                                                         December 31,
                                                      1994         1993
                                                        (In Thousands)

Utility Plant:
  Electric                                          $2,939,384   $3,027,537
  Electric plant under lease                           439,378      437,941
  Construction work in progress                         46,547       41,442
  Nuclear fuel under capital lease                      46,688       79,625
  Nuclear fuel                                          26,360            -
                                                    ----------   ----------
           Total                                     3,498,357    3,586,545
  Less - accumulated depreciation                      751,717      669,666
                                                    ----------   ----------

           Utility plant - net                       2,746,640    2,916,879
                                                    ----------   ----------

Other Investments:
  Decommissioning trust fund                            30,359       24,787
                                                    ----------   ----------

Current Assets:
  Cash and cash equivalents:
    Cash                                                     -        2,424
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                             5,489       46,601
        Other                                           84,214      147,107
                                                    ----------   ----------

           Total cash and cash equivalents              89,703      196,132
  Accounts receivable:
    Associated companies                                 7,450       57,216
    Other                                                3,412        2,057
  Materials and supplies - at average cost              71,991       69,765
  Recoverable income taxes                                   -       63,400
  Prepayments and other                                  5,429        4,835
                                                    ----------   ----------

           Total                                       177,985      393,405
                                                    ----------   ----------

Deferred Debits and Other Assets:
  Regulatory Assets:
    SFAS 109 regulatory asset - net                    389,264      384,317
    Unamortized loss on reacquired debt                 54,577       17,258
    Other regulatory assets                            199,080      108,518
  Recoverable income taxes                                   -       29,289
  Other                                                 15,454       16,613
                                                    ----------   ----------

           Total                                       658,375      555,995
                                                    ----------   ----------

           TOTAL                                    $3,613,359   $3,891,066
                                                    ==========   ==========

See Notes to Financial Statements.

                         SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                           December 31,
                                                         1994        1993
                                                          (In Thousands)

Capitalization:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares in 1994 and 1993                    $789,350    $789,350
  Paid-in capital                                             7           7
  Retained earnings                                      85,681     228,574
                                                     ----------  ----------
           Total common shareholder's equity            875,038   1,017,931
  Long-term debt                                      1,438,305   1,511,914
                                                     ----------  ----------

           Total                                      2,313,343   2,529,845
                                                     ----------  ----------

Other Noncurrent Liabilities:
  Obligations under capital leases                       18,688      24,679
  Other                                                  14,342      18,229
                                                     ----------  ----------

           Total                                         33,030      42,908
                                                     ----------  ----------

Current Liabilities:
  Currently maturing long-term debt                     105,000     230,000
  Accounts payable:
    Associated companies                                 32,272       1,928
    Other                                                23,204      18,223
  Taxes accrued                                          35,382      20,952
  Interest accrued                                       40,796      48,929
  Obligations under capital leases                       28,000      55,000
  Other                                                  19,794       2,805
                                                     ----------  ----------

          Total                                         284,448     377,837
                                                     ----------  ----------

Deferred Credits:
  Accumulated deferred income taxes                     746,502     775,630
  Accumulated deferred investment tax credits           110,584     113,849
  FERC Settlement - refund obligation                    60,388           -
  Other                                                  65,064      50,997
                                                     ----------  ----------

          Total                                         982,538     940,476
                                                     ----------  ----------

Commitments and Contingencies (Notes 2, 7, and 8)

          TOTAL                                      $3,613,359  $3,891,066
                                                     ==========  ==========

See Notes to Financial Statements.

                          SYSTEM ENERGY RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                                   1994        1993         1992
                                                                          (In Thousands)
Operating Activities:
  Net income                                                      $5,407       $93,927     $130,141
  Noncash items included in net income:
    Depreciation and decommissioning                              93,861        90,920       85,932
    Deferred income taxes and investment tax credits             (30,640)       15,832       70,356
    Allowance for equity funds used during construction           (1,090)         (772)        (681)
    Amortization of debt discount                                  4,388         4,520        6,417
    Amortization of loss on reacquired debt                        2,343             -            -
  Changes in working capital:
    Receivables                                                   48,411         6,199          225
    Accounts payable                                              35,469       (15,123)     (30,517)
    Taxes accrued                                                 14,430        (2,272)       2,672
    Interest accrued                                              (8,133)       (1,631)       1,252
    Other working capital accounts                                14,024         2,832       (4,412)
  Recoverable income taxes                                        92,689       130,152       (3,475)
  Decommissioning trust contributions                             (5,157)       (4,911)      (5,641)
  FERC Settlement - refund obligation                             60,388             -            -
  Other                                                           10,597        (1,617)          86
                                                                --------      --------     --------

    Net cash flow provided by operating activities               336,987       318,056      252,355
                                                                --------      --------     --------

Investing Activities:
  Construction expenditures                                      (20,766)      (23,083)     (21,671)
  Allowance for equity funds used during construction              1,090           772          681
  Nuclear fuel purchases                                         (26,414)      (32,822)     (13,724)
  Proceeds from sale/leaseback of nuclear fuel                         -        32,822       28,094
                                                                --------      --------     --------

    Net cash flow used in investing activities                   (46,090)      (22,311)      (6,620)
                                                                --------      --------     --------

Financing Activities:
  Proceeds from the issuance of first mortgage bonds              59,410        60,000      220,000
  Retirement of first mortgage bonds                            (260,000)     (108,308)    (240,750)
  Premium and expenses paid on refinancing sale/leaseback bonds  (48,436)            -            -
  Common stock dividends paid                                   (148,300)     (233,100)    (137,700)
                                                                --------      --------     --------

    Net cash flow used in financing activities                  (397,326)     (281,408)    (158,450)
                                                                --------      --------     --------

Net increase (decrease) in cash and cash equivalents            (106,429)       14,337       87,285

Cash and cash equivalents at beginning of period                 196,132       181,795       94,510
                                                                --------      --------     --------

Cash and cash equivalents at end of period                       $89,703      $196,132     $181,795
                                                                ========      ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest - net of amount capitalized                        $176,503      $186,786     $201,287
    Income taxes (refund)                                       ($39,586)     ($65,992)     $21,431
  Noncash investing and financing activities:
    Capital lease obligations incurred                                 -       $45,089      $28,094
    Deficiency of fair value of decommissioning trust
     assets under amount invested                                ($1,515)            -            -

See Notes to Financial Statements.

                     SYSTEM ENERGY RESOURCES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES


     The financial condition of System Energy significantly depends on the continued commercial operation of Grand Gulf 1 and on the receipt of payments from AP&L, LP&L, MP&L, and NOPSI. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net cash flow from operations totaled $337 million, $318 million, and $252 million in 1994, 1993, and 1992, respectively. In recent years, this cash flow has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt maturities. See Note 7 for information on System Energy's capital and refinancing requirements in 1995 - 1997. Also, to the extent current market interest and dividend rates allow, System Energy may continue to refinance high-cost debt prior to maturity.

      As discussed in Note 2, in November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In connection with this settlement, System Energy refunded approximately $61.7 million to AP&L, LP&L, MP&L, and NOPSI, which in turn have made or will make refunds or credits to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy will refund a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through June 2004. AP&L, LP&L, MP&L, and NOPSI also wrote-off certain related unamortized balances of deferred investment tax credits. See Note 2 for further information on the FERC Settlement.

      As a result of the charges associated with the FERC Settlement, System Energy obtained the consent of certain banks (parties to the Reimbursement Agreement) to waive temporarily the fixed charge coverage covenant in the letters of credit and Reimbursement Agreement related to the Grand Gulf 1 sale and leaseback transaction, until November 30, 1995. System Energy expects that upon expiration of the waiver period, it will be in compliance with the fixed charge coverage covenant. Absent a waiver, System Energy's failure to perform this covenant could cause a draw under the letters of credit and/or early termination of the letters of credit. If the letters of credit were not replaced in a timely manner, a default or early termination of System Energy's leases could result.

      Earnings coverage tests, bondable property additions, and equity ratio requirements contained in its mortgage, and in its letters of credit and Reimbursement Agreement in connection with the Grand Gulf 1 sale and leaseback transactions, limit the amount of first mortgage bonds that System Energy can issue. Based on the most restrictive applicable tests as of December 31, 1994, and assuming an annual interest rate of 9.25%, System Energy could have issued $241 million of additional first mortgage bonds. System Energy has the conditional ability to issue first mortgage bonds against the retirement of first mortgage bonds, in some cases, without satisfying an earnings coverage test.

      In connection with the financing of Grand Gulf 1, Entergy Corporation has undertaken, in the Capital Funds Agreement, to provide to System Energy sufficient capital to (1) maintain System Energy's equity capital at an amount equal to at least 35% of System Energy's total capitalization (excluding short-term debt), (2) permit the continuation of commercial operation of Grand Gulf 1, and (3) enable System Energy to pay in full all borrowings, whether at maturity, on prepayment, on acceleration, or otherwise. In addition, Entergy Corporation has agreed in the Capital Funds Agreement to make certain cash capital contributions, if required, to enable System Energy to make payments when due on specific issues of its long-term debt.

      See Note 4 for information regarding System Energy's short-term borrowings.

                          SYSTEM ENERGY RESOURCES, INC.
                             STATEMENTS OF INCOME

                                          For the Years Ended December 31,
                                            1994       1993         1992
                                                  (In Thousands)

Operating Revenues                       $474,963     $650,768     $723,410
                                       ----------   ----------   ----------


Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses         48,107       42,296       55,110
    Other operation and maintenance        96,504      135,349      132,341
  Depreciation and decommissioning         93,861       90,920       90,628
  Taxes other than income taxes            26,637       26,589       28,717
  Income taxes                             38,087       83,412       93,438
                                       ----------   ----------   ----------
        Total                             303,196      378,566      400,234
                                       ----------   ----------   ----------

Operating Income                          171,767      272,202      323,176
                                       ----------   ----------   ----------


Other Income (Deductions):
  Allowance for equity funds used
   during construction                      1,090          772          681
  Miscellaneous - net                       6,402        6,518        5,816
  Income taxes                              1,250        4,859        4,584
                                       ----------   ----------   ----------
        Total                               8,742       12,149       11,081
                                       ----------   ----------   ----------


Interest Charges:
  Interest on long-term debt              169,248      189,338      203,035
  Other interest - net                      7,257        1,600        1,506
  Allowance for borrowed funds
   used during construction                (1,403)        (514)        (425)
                                       ----------   ----------   ----------
        Total                             175,102      190,424      204,116
                                       ----------   ----------   ----------


Net Income                                 $5,407      $93,927     $130,141
                                       ==========   ==========   ==========

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                       STATEMENTS OF RETAINED EARNINGS

                                         For the Years Ended December 31,
                                           1994      1993       1992
                                                (In Thousands)

Retained Earnings, January 1             $228,574  $367,747    $375,306
  Add:
    Net income                              5,407    93,927     130,141
                                         --------  --------    --------
        Total                             233,981   461,674     505,447
                                         --------  --------    --------
  Deduct:
    Dividends declared                    148,300   233,100     137,700
                                         --------  --------    --------
Retained Earnings, December 31 (Note 6)  $ 85,681  $228,574    $367,747
                                         ========  ========    ========


See Notes to Financial Statements.

                     SYSTEM ENERGY RESOURCES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Net Income

      Net income decreased in 1994 primarily due to the effect of the FERC Settlement which reduced income by $80.2 million (see Note 2) and a lower rate of return on System Energy's decreasing investment in Grand Gulf 1, partially offset by a decrease in interest expense. Net income decreased in 1993 primarily due to the impact of the FERC Return on Equity Case settlement regarding the return on equity component of System Energy's formula wholesale rates, as discussed in
Note 2. This decrease in revenue was partially offset by a reduction in interest expense due to the retirement of high-cost debt.

      Significant factors affecting the results of operations and causing variances between the years 1994 and 1993, and 1993 and 1992 are discussed under "Revenues" and "Expenses" below.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. The capital costs are computed by allowing a return, currently set at a rate of 11.0%, (see
Note 2 for further information on the FERC Return on Equity Case) on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 plus System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

     Operating revenues decreased in 1994 due primarily to the effect of the FERC Settlement as discussed in "Net Income" above, a lower return on System Energy's decreasing investment in Grand Gulf 1 (caused by depreciation of the unit) and decreased operation and maintenance expenses. Future revenues attributable to the return on investment are expected to decline each year as a result of the depreciation of System Energy's investment in Grand Gulf 1. Operating revenues decreased in 1993 due primarily to the effect of the FERC Return on Equity Case settlement which reduced System Energy's return on equity as discussed in "Net Income" above and a lower return on System Energy's decreasing investment in Grand Gulf 1.

Expenses

      Operating expenses decreased in 1994 due primarily to lower other operation and maintenance expense and lower income tax expense. Operating expenses decreased in 1993 due primarily to lower fuel and lower income tax expense.

     Grand Gulf 1 was on-line for 345 of 365 days in 1994 as compared with 284 of 365 days in 1993. The unit capability factor, which is a measure of the unit's performance (based on a ratio of available energy generation to the maximum power capability multiplied by the period hours), was 92.26% for 1994 as compared with 76.1% for 1993. These variances are primarily due to the unit's sixth refueling outage that lasted from September 28, 1993 to December 3, 1993, (67 days) and to a lesser extent, the unplanned outages in 1994 totaling 20 days, compared to 1993 of 14 days. The lower level of outages for 1994 increased fuel for electric generation, partially offset by less expensive nuclear fuel and increased operating efficiency. Nonfuel operation and maintenance expense decreased significantly in 1994 also due to the lower level of outages. The 1993 decrease in fuel for electric generation and fuel related expenses is primarily due to the sixth refueling outage and to refueling with less expensive nuclear fuel. Increased operating efficiency was another contributor to the 1993 decrease. Nonfuel operation and maintenance expense increased in 1993 due primarily to the sixth refueling outage as discussed above.

      Total income taxes decreased in 1994 due primarily to lower pretax book income. Total income taxes decreased in 1993 due primarily to lower pretax book income partially offset by an increase in the federal income tax rate as a result of OBRA.

      Interest expense decreased in 1994 due primarily to the refinancing and maturity of high-cost long-term debt partially offset by interest associated with the FERC Settlement refunds (see Note 2).

                     SYSTEM ENERGY RESOURCES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


FERC Settlement

      See Note 2 for information with respect to a settlement between System Energy and FERC in which System Energy refunded approximately $61.7 million to AP&L, LP&L, MP&L, and NOPSI, which in turn have made or will make refunds or credits to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf costs). Additionally, System Energy will refund a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through June 2004. AP&L, LP&L, MP&L, and NOPSI also wrote-off certain related unamortized balances of deferred investment tax credits.

Accounting Issues

      Proposed Accounting Standard - The FASB has proposed a SFAS on "Accounting for the Impairment of Long-Lived Assets," effective January 1, 1996. The proposed standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. Certain operations of System Energy are potentially affected by this standard, and any resulting write-offs will depend on future operating costs, efficiency and availability of Grand Gulf 1, and the future market for energy over the remaining life of the unit. Based on current estimates, System Energy anticipates that future revenues will fully recover the costs of such operations.

      Continued Application of SFAS 71 - System Energy's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." The electric utility industry is changing and these changes could possibly result in the discontinuance of the application of SFAS 71 which would result in the elimination of regulatory assets and liabilities. See Note 1 for further information.

      Accounting for Decommissioning Costs - The FASB is currently reviewing the accounting for decommissioning of nuclear plants. This project could possibly change System Energy's, as well as the entire utility industry's, accounting for such costs. For further information, see Note 7.

                     SYSTEM ENERGY RESOURCES, INC.

                     NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       System  Energy  maintains  accounts  in  accordance  with  FERC
guidelines.    Certain   previously   reported   amounts   have   been
reclassified to conform to current classifications.

Organization

      System Energy is a generating company providing electricity to AP&L, LP&L, MP&L, and NOPSI and has a 90% interest in Grand Gulf 1, a nuclear generating station with a total capability of 1,143 MW that began operation in 1985. In June 1990, Entergy Operations assumed responsibility for the operation and maintenance of Grand Gulf 1.

      System Energy has a combined ownership and leasehold interest of 90% and SMEPA has an undivided ownership interest of 10% in Grand Gulf
1. System Energy records its investment associated with Grand Gulf 1 to the extent to which it owns and maintains a leasehold interest in the generating station. Likewise, System Energy's operating expenses reflected in the accompanying financial statements represent 90% of such Grand Gulf 1 expenses.

Utility Plant

      Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the utility plant owned by System Energy is subject to the lien of its first mortgage bond indenture.

      Utility plant includes the portions of Grand Gulf 1 that were sold and are currently under lease. System Energy retired this property from its continuing property records as formerly owned property released from and no longer subject to System Energy's mortgage and deed of trust. System Energy is reflecting such leased property for financial reporting purposes as property under lease from others and is depreciating this property over the life of the basic lease term. Such depreciation is being deferred as a regulatory asset until recoverable from customers in future periods (see Note 8).

      Depreciation is computed on a straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 3.0% in 1994 and 2.9% in 1993 and 1992.

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. System Energy's effective composite rates for AFUDC were 10.7%, 11.6%, and 12.3% for 1994, 1993, and 1992, respectively.

Income Taxes

      System Energy, its parent, and affiliates file a consolidated federal income tax return. Income taxes are allocated to System Energy in proportion to its contribution to consolidated taxable income. SEC regulations require that no Entergy Corporation subsidiary pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in
Note 3, in 1993 System Energy changed its accounting for income taxes to conform with SFAS 109.

     In addition, System Energy files a consolidated Mississippi state income tax return with certain other System companies.

Reacquired Debt

      The premiums and costs associated with reacquired debt are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Cash and Cash Equivalents

      System Energy considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Continued Application of SFAS 71

      As a result of the EPAct and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. System Energy's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation". Continued applicability of SFAS 71 to System Energy's financial statements requires that rates set by an independent regulator on a cost of service basis (including a reasonable rate of return on invested capital) can actually be charged to and collected from customers.

      In the event that either all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion. That discontinuation should be reported by elimination from the balance sheet of the effects of any actions of regulators recorded as regulatory assets and liabilities.

      As of December 31, 1994, and for the foreseeable future, System Energy's financial statements continue to follow SFAS 71.

Fair Value Disclosure

      The estimated fair value of financial instruments has been determined by System Energy, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that System Energy could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

      System  Energy  considers  the  carrying  amounts  of  financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, System Energy does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5 and 7 for additional fair value disclosure.

     System Energy adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. As a result, at December 31, 1994, System Energy has recorded on the balance sheet a reduction of $1.5 million in decommissioning trust funds, representing the amount by which the fair value of the securities held in such funds is less than amounts recovered in rates for decommissioning and deposited in the funds and the related earnings on the amounts deposited. Due to the regulatory treatment for decommissioning trust funds, System Energy recorded an offsetting amount in unrealized losses on investment securities as a regulatory asset.


NOTE 2.   RATE AND REGULATORY MATTERS

FERC Settlement

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy refunded approximately $61.7 million to AP&L, LP&L, MP&L, and NOPSI, which in turn have made or will make refunds or credits to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy will refund a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through June 2004. The settlement also required the write-off of certain related unamortized balances of deferred investment tax credits by AP&L, LP&L, MP&L, and NOPSI. The settlement reduced Entergy Corporation's consolidated net income for the year ended December 31, 1994, by approximately $68.2 million, offset by the write-off of the unamortized balances of related deferred investment tax credits of approximately $69.4 million ($2.9 million for Entergy Corporation; $27.3 million for AP&L; $31.5 million for LP&L; $6 million for MP&L; and $1.7 million for NOPSI). System Energy also reclassified from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although excluded from rate base, System Energy will be permitted to recover such costs over a 10-year period. Interest on the $62 million refund and the loss of the return on the $81 million of other Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually over the next 10 years.

     As a result of the charges associated with the settlement, System Energy obtained the consent of certain banks (parties to the Reimbursement Agreement) to waive temporarily the fixed charge coverage covenant in the letters of credit and Reimbursement Agreement related to the Grand Gulf 1 sale and leaseback transaction until November 30, 1995. System Energy expects that upon expiration of the waiver period, it will be in compliance with the fixed charge coverage covenant. Absent a waiver, System Energy's failure to perform this covenant could cause a draw under the letters of credit and/or early termination of the letters of credit. If the letters of credit were not replaced in a timely manner, a default or early termination of System Energy's leases could result.

FERC Return on Equity Case

     In August 1992, FERC instituted an investigation of the return on equity (ROE) component of all formula wholesale rates for System Energy as well as AP&L, LP&L, MP&L, and NOPSI. Payments received by System Energy under the Unit Power Sales Agreement are its only source of operating revenue. Rates under the Unit Power Sales Agreement are based on System Energy's cost of service including a return on common equity which had been set at 13% (see below).

      In August 1993, Entergy and the state regulatory agencies that intervened in the proceeding reached an agreement (Settlement Agreement) in this matter. The Settlement Agreement, which was approved by FERC on October 25, 1993, provides that an 11.0% ROE will be included in the formula rates under the Unit Power Sales Agreement. The Unit Power Sales Agreement formula rate, including the 11.0% ROE component, will remain in effect without change for two years, until early August 1995. System Energy's refunds payable to AP&L, LP&L,
MP&L, and NOPSI, which were due prospectively from November 3, 1992, were reflected as a credit to their bills in October 1993. These refunds decreased System Energy's 1993 revenues and net income by approximately $29.4 million and $18.2 million, respectively.


NOTE 3.   INCOME TAXES


     Income tax expense consisted of the following:

                                                   For the Years Ended December 31,
                                                      1994        1993      1992
                                                            (In Thousands)
     Current:
      Federal                                        $54,295    $59,050    $13,890
      State                                           13,182      3,671      6,786
                                                     -------    -------    -------
       Total                                          67,477     62,721     20,676
                                                     -------    -------    -------
     Deferred - net:
      Liberalized depreciation                        24,910     46,600     43,873
      Nuclear fuel                                       790      2,706     (3,299)
      Capitalized interest                            (1,024)      (456)    (1,402)
      Taxes capitalized                                 (929)      (929)      (935)
      Decontamination and decommissioning fund         1,117      5,601          -
      Bond reacquisition                                 626       (787)       852
      Accrued FERC Settlement                        (23,098)         -          -
      Alternative minimum tax                        (17,727)    (1,579)         -
      Adjustment to GG2 tax basis                    (14,037)         -          -
      Adjustment of prior year taxes                   2,747     (3,249)     1,157
      Other                                             (750)    (1,623)    (2,191)
                                                     -------    -------    -------
       Total                                         (27,375)    46,284     38,055
                                                     -------    -------    -------
     Investment tax credit adjustments - net          (3,265)   (30,452)    30,123
                                                     -------    -------    -------
       Recorded income tax expense                   $36,837    $78,553    $88,854
                                                     =======    =======    =======

     Charged to operations                           $38,087    $83,412    $93,438
     Credited to other income                         (1,250)    (4,859)    (4,584)
                                                     -------    -------    -------
       Recorded income tax expense                    36,837     78,553     88,854
     Income taxes applied against the debt                 -          -        253
       component of AFUDC
                                                     -------    -------    -------
       Total income taxes                            $36,837    $78,553    $89,107
                                                     =======    =======    =======

      Total income taxes differ from the amounts computed by applying the statutory federal income tax rate to income or loss before taxes. The reasons for the differences were:

                                                          For the Years Ended December 31,
                                                       1994             1993             1992
                                                            % of            % of             % of
                                                          Pretax           Pretax           Pretax
                                                  Amount  Income   Amount  Income   Amount  Income
                                                              (Dollars in Thousands)
Computed at statutory rate                       $14,785   35.0   $60,368   35.0   $74,458   34.0
Increases (reductions) in tax resulting from:
 Depreciation                                     14,541   34.4    12,839    7.4    11,520    5.3
 State income taxes net of federal
   income tax effect                               7,565    17.9    6,778    3.9     8,380    3.8
 Amortization of investment tax credits           (3,476)   (8.2)  (3,759)  (2.2)   (3,865)  (1.8)
 Adjustment of Prior Year Taxes                    2,947     7.0    5,292    3.0         -     -
 Other - (net)                                       475     1.1   (2,965)  (1.6)   (1,639)  (0.7)
                                                 -------    ----  -------   ----   -------   ----
 Recorded income tax expense                      36,837    87.2   78,553   45.5    88,854   40.6
Income taxes applied against the debt
  component of AFUDC                                   -      -         -     -        253    0.1
                                                 -------    ----  -------   ----   -------   ----
   Total income taxes                            $36,837    87.2  $78,553   45.5   $89,107   40.7
                                                 =======    ====  =======   ====   =======   ====

        Significant components of System Energy's net deferred tax liabilities, as of December 31, 1994 and 1993, were:

                                                       1994          1993
                                                          (In Thousands)
 Deferred tax liabilities:
  Net regulatory assets                            $  (428,492)   $(425,318)
  Plant related basis differences                     (577,286)    (552,782)
  Other                                                (14,350)     (16,343)
                                                   -----------    ---------
     Total                                         $(1,020,128)   $(994,443)
                                                   ===========    =========


 Deferred tax assets:
  Sale and leaseback                               $   145,731    $ 142,850
  FERC Settlement                                       23,098            -
  Accumulated deferred investment tax credit            42,298       43,547
  Alternative minimum tax credit                        38,179       20,452
  Recoverable income tax                                     -       92,689
  Adjustment to GG2 tax basis                           14,037            -
  Other                                                 10,283       11,964
                                                   -----------    ---------
     Total                                         $   273,626    $ 311,502
                                                   ===========    =========

     Net deferred tax liabilities                  $  (746,502)   $(682,941)
                                                   ===========    =========

      The alternative minimum tax (AMT) credit at December 31, 1994 was $38.2 million This AMT credit can be carried forward indefinitely and will reduce System Energy's federal income tax liability in the future.

      In 1993, System Energy adopted SFAS 109. SFAS 109 required that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 requires that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. As a result of the adoption of SFAS 109, 1993 net income was reduced by $0.4 million, assets were increased by $327.9 million, and liabilities were increased by $327.5 million. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations.

      In connection with an Internal Revenue Service (IRS) audit of Entergy's 1988, 1989, and 1990 consolidated federal income tax returns, the IRS proposed that adjustments be made to the Grand Gulf 2 abandonment loss deduction claimed on Entergy's 1989 consolidated federal income tax return. The final agreement with the IRS required Entergy Corporation to pay $4.3 million in connection with the abandonment loss issue.

      In August 1994, Entergy received an IRS report covering the federal income tax audit of Entergy Corporation and subsidiaries for the years 1988 - 1990. The report asserts an $80 million tax deficiency for the 1990 consolidated federal income tax returns related primarily to the application of accelerated investment tax credits associated with Waterford 3 and Grand Gulf nuclear plants. Entergy believes there is no material tax deficiency and is vigorously contesting the proposed assessment.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

      The SEC has authorized System Energy to effect short-term borrowings up to $125 million, which may be increased to as much as $195 million after further SEC approval. This authorization is effective through November 30, 1996. In addition, System Energy can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. System Energy had no outstanding borrowings under the Money Pool arrangement or under bank lines of credit as of December 31, 1994.


NOTE 5.   LONG-TERM DEBT

      The long-term debt of System Energy as of December 31, 1994 and 1993, was as follows:

     Maturities       Interest Rates
    From   To        From      To                    1994        1993
                                                      (In Thousands)
   First Mortgage Bonds
     1995  1999       6.0%    10-1/2%             $475,000     $615,000
     2002             8-1/4%                        70,000      130,000
     2016             11-3/8%                       90,319       90,319

   Governmental Obligations*
     2013   2016      8-1/4%  12-1/2%              416,600      416,600

   Grand Gulf Lease Obligation, 7.02% (Note 8)     500,000      500,000
   Unamortized Discount                             (8,614)     (10,005)
                                                ----------   ----------
      Total Long-Term Debt                       1,543,305    1,741,914
      Less Amount Due Within One Year              105,000      230,000
                                                ----------   ----------
       Long-Term Debt Excluding Amount Due      $1,438,305   $1,511,914
         Within One Year                        ==========   ==========

      * Consists of pollution control bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

     The fair value of System Energy's long-term debt, excluding Grand Gulf lease obligation, as of December 31, 1994 and 1993, was estimated to be $1,091 million and $1,397.8 million, respectively. Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. For the years 1995, 1996, 1997, 1998, and 1999 System Energy has long-term debt maturities and sinking fund requirements (in millions) of $105, $250, $10, $70, and $70, respectively.


NOTE 6.   DIVIDEND RESTRICTIONS

      Various agreements relating to the long-term debt of System Energy restrict the payment of cash dividends or other distributions on its common stock. As of December 31, 1994, $41.7 million of System Energy's retained earnings were restricted against the payment of cash dividends or other distributions on common stock.


NOTE 7.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing

      Construction expenditures (excluding nuclear fuel) for the years 1995, 1996, and 1997 are estimated to total $22 million, $21.6 million, and $19.1 million, respectively. System Energy will also require $365 million during the period 1995-1997 to meet long-term debt maturities. System Energy plans to meet the above requirements with internally generated funds and cash on hand, supplemented by the issuance of long-term debt. See Note 5 for the possible issuance of new first mortgage bonds and the potential refunding, redemption, purchase, or other acquisition of certain series of outstanding first mortgage bonds.

Capital Funds Agreement

      Entergy Corporation has agreed to supply to System Energy sufficient capital to (1) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization
(excluding short-term debt), and (2) permit the continuation of commercial operation of Grand Gulf 1 and to pay in full all indebtedness for borrowed money of System Energy when due under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions to enable System Energy to make payments on such debt when due.

      System Energy has entered into various agreements with AP&L, LP&L, MP&L, and NOPSI, whereby AP&L, LP&L, MP&L, and NOPSI are obligated to purchase their respective entitlements of capacity (discussed below) and energy from System Energy's 90% ownership and leasehold interest in Grand Gulf 1, and to make payments that, together with other available funds, are adequate to cover System Energy's operating expenses. System Energy would have to secure funds from other sources, including Entergy's obligations under the Capital Funds Agreement, to cover any shortfalls from payments received from AP&L, LP&L, MP&L, and NOPSI under these agreements.

Unit Power Sales Agreement

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI in accordance with specified percentages (AP&L 36%, LP&L 14%, MP&L 33%, and NOPSI 17%) as ordered by FERC. Charges under this agreement are paid in consideration for the respective entitlements of AP&L, LP&L, MP&L, and NOPSI to receive capacity and energy, and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, most likely upon Grand Gulf 1's retirement from service. The monthly obligation for payments from AP&L, LP&L, MP&L, and NOPSI to System Energy is approximately $49 million.

Availability Agreement

      AP&L, LP&L, MP&L, and NOPSI are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (AP&L 17.1%, LP&L 26.9%, MP&L 31.3%, and NOPSI 24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses as defined, including an amount sufficient to amortize Grand Gulf 2 over 27 years. System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments have ever been required.

Reallocation Agreement

      System Energy and AP&L, LP&L, MP&L, and NOPSI entered into the Reallocation Agreement relating to the sale of capacity and energy from the Grand Gulf Station and the related costs, in which LP&L, MP&L, and NOPSI agreed to assume all of AP&L's responsibilities and obligations with respect to the Grand Gulf Station under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to AP&L supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (LP&L 26.23%, MP&L 43.97%, and NOPSI 29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect AP&L's obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

Reimbursement Agreement

      In December 1988, System Energy entered into two entirely separate, but identical, arrangements for the sales and leasebacks of an approximate aggregate 11.5% ownership interest in Grand Gulf 1 (see
Note 8). In connection with the equity funding of the sale and leaseback arrangements, letters of credit are required to be maintained to secure certain amounts payable for the benefit of the equity investors by System Energy under the leases. The current letters of credit are effective until January 15, 1997.

      Under the provisions of the Reimbursement Agreement, as amended, related to the letters of credit, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the Reimbursement Agreement, to maintain its equity at not less than 33% of its adjusted capitalization (as defined in the Reimbursement Agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the Reimbursement Agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the Reimbursement Agreement) of at least 1.60. As of December 31, 1994, System Energy's equity approximated 34.25% of its adjusted capitalization, and its fixed charge coverage ratio was 1.23.

     As a result of the charges associated with an agreement with FERC settling a long-standing dispute involving income tax allocation procedures, System Energy has obtained the consent of certain banks (parties to the Reimbursement Agreement) to waive temporarily the
fixed   charge  coverage  covenant  in  the  letters  of  credit   and
Reimbursement Agreement, until November 30, 1995. (See Note 2 for information on the FERC Settlement.) System Energy expects that upon expiration of the waiver period, it will be in compliance with the fixed charge coverage covenant. Absent a waiver, System Energy's failure to perform this covenant could cause a draw under the letters of credit and/or early termination of the letters of credit. If the letters of credit were not replaced in a timely manner, a default or early termination of System Energy's leases could result. Draws under the letters of credit must be repaid by System Energy within 5 days (or in some cases, 90 days) following the date of the drawing.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $8.92 billion as of December 31, 1994. System Energy has protection for this liability through a combination of private insurance (currently $200 million) and an industry assessment program. Under the assessment program, the maximum amount that would be required for each nuclear incident would be $79.3 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. As a co-licensee of Grand Gulf 1 with System Energy, SMEPA would share 10% of this obligation. System Energy has one licensed reactor. In addition, System Energy participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. System Energy's maximum assessment under the program is an aggregate of approximately $3.2 million in the event losses exceed accumulated reserve funds.

      System Energy on behalf of itself and other insured interests (including other co-owners of Grand Gulf 1) is a member of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense. As of December 31, 1994, System Energy was insured against such losses up to $2.75 billion with $250 million of this amount designated to cover any shortfall in the NRC required decommission trust funding. Under the property damage insurance programs, System Energy could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1994, the maximum amount of such possible assessments to System Energy was $29.7 million. Under its agreement with System Energy, SMEPA would share in System Energy's obligation.

      The amount of property insurance presently carried by System Energy exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured, would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs

      System Energy provides for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. System Energy entered into a contract with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold. The fees payable to the DOE may be adjusted in the future to assure full recovery. System Energy considers all costs incurred or to be incurred for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense and recovers such costs in rates.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. In a statement released February 17, 1993, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository for which it has not yet arranged. Currently the DOE projects it will begin to accept spent fuel no earlier than 2010. In the meantime, System Energy is responsible for spent fuel storage. Current on-site spent fuel pool storage capacity at Grand Gulf 1 is estimated to be sufficient until 2004. Thereafter, System Energy will provide additional storage capacity at an initial cost of $5 million to $10 million. In addition, approximately $3 million to $5 million will be required every four to five years subsequent to 2004 until the DOE's repository begins accepting Grand Gulf 1's spent fuel.

      Entergy Operations and System Fuels joined in lawsuits against the DOE, seeking clarification of the DOE's responsibility to receive spent nuclear fuel beginning in 1998. The original suits, filed June 20, 1994, asked for a ruling stating that the Nuclear Waste Policy Act require the DOE to begin taking title to the spent fuel and to start removing it from nuclear power plants in 1998, a mandate for the DOE's nuclear waste management program to begin accepting fuel in 1998 and court monitoring of the program, and the potential for escrow of payments to the Nuclear Waste Fund instead of directly to the DOE.

      Decommissioning costs were estimated to approximate $248.7 million in 1989 dollars for System Energy's 90% interest in Grand Gulf 1, based on a 1989 decommissioning cost study. However, as a result of the FERC Complaint Case settlement, the amount to be collected in rates for the total cost of decommissioning System Energy's 90% interest in Grand Gulf 1 was set at approximately $198 million (in 1989 dollars). System Energy completed an updated cost study in 1994 which reflected a decommissioning cost of $365.9 million (in 1993 dollars) for System Energy's 90% interest. A filing with FERC to
request   the  updated  decommissioning  costs  in  rates   is   under
consideration by System Energy. The amounts recovered in rates are deposited in external trust funds and reported at market value. The accumulated decommissioning liability of $31.9 million as of December 31, 1994, has been recorded in other deferred credits. Decommissioning expense in the amount of $5.2 million was recorded in 1994. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. Management believes that actual decommissioning costs are likely to be higher than the amounts presented above.

      The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB is currently reviewing the accounting for decommissioning. If current electric utility industry accounting practices for such decommissioning are changed, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

      The EPAct has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of DOE's past uranium enrichment operations. The decontamination and decommissioning provisions will be used to set up a fund into which contributions from utilities and the federal government will be placed. System Energy's annual assessment, which will be adjusted annually for inflation, is approximately $1.4 million (in 1995 dollars) for approximately 15 years. FERC requires that utilities treat these assessments as costs of fuel as they are amortized. The cumulative liability of $15.8 million as of December 31, 1994, is recorded in other current liabilities and other non-current liabilities, according to FERC guidelines, and is offset in the financial statements by a regulatory asset.

System Fuels

      System Fuels entered into a revolving credit agreement with a bank that provides $45 million in borrowings to finance System Fuels' nuclear materials and services inventory. Should System Fuels default on its obligations under its credit agreement, AP&L, LP&L, and System Energy have agreed to purchase the nuclear materials and services financed under the agreement.


NOTE 8.   LEASES

Nuclear Fuel Lease

      System Energy has an arrangement to lease nuclear fuel in an aggregate amount up to $105 million. The lessor finances its acquisition of nuclear fuel through a credit agreement and the issuance of notes. The credit agreement which was entered into in 1989 has been extended to February 1998 and the notes have varying remaining maturities of up to 3 years. It is expected that the credit arrangements will be extended or alternative financing will be secured by the lessor upon the maturity of the current arrangements. If the lessor cannot arrange for alternative financing upon maturity of its borrowings, System Energy must purchase nuclear fuel in an amount sufficient to enable the lessor to retire such borrowings.

     Lease payments are based on nuclear fuel use. Nuclear fuel lease expense of $37.8 million, $36.2 million, and $48.4 million (including interest of $6.8 million, $5.1 million, and $8.5 million) was charged to operations in 1994, 1993, and 1992, respectively.

Sale and Leaseback Transactions

      On December 28, 1988, System Energy entered into two entirely separate, but identical, arrangements for the sales and leasebacks of an approximate aggregate 11.5% undivided ownership interest in Grand Gulf 1 for an aggregate cash consideration of $500 million. System Energy is leasing back the undivided interest on a net lease basis over a 26 1/2-year basic lease term. System Energy has options to terminate the leases and to repurchase the undivided interest in Grand Gulf 1 at certain intervals during the basic lease term. Further, at the end of the basic lease term, System Energy has an option to renew the leases or to repurchase the undivided interest in Grand Gulf 1. See Note 7 with respect to certain other terms of the transactions.

     On January 18, 1994, System Energy refinanced the debt portion of the sale and leaseback arrangements of the undivided portions of Grand Gulf 1. The secured lease obligation bonds of $356 million, 7.43% series due 2011, and $79 million, 8.2% series due 2014, will be indirectly secured by liens on, and a security interest in, certain ownership interests and the respective leases relating to Grand Gulf
1. See Note 7 for information on letters of credit maintained by System Energy for the benefit of the equity investors in the transactions.

      In accordance with SFAS 98, "Accounting for Leases," due to "continuing involvement" by System Energy, the sale and leaseback arrangements of the undivided portions of Grand Gulf 1, as described above, are required to be reflected for financial reporting purposes as financing transactions in System Energy's financial statements. The amounts charged to expense for financial reporting purposes include the interest portion of the lease obligations and depreciation of the plant. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as sales and leasebacks for rate-making purposes. The total of interest and depreciation expense exceeds the corresponding revenues realized during the early part of the lease term. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a deferred asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording such difference as a deferred asset on an ongoing basis. The amount of this deferred asset was $78.5 million and $71.2 million as of December 31, 1994 and 1993, respectively. See
Note 1 for further information regarding the accounting for the sale and leaseback transactions.

      As of December 31, 1994, System Energy had future minimum lease payments (reflecting an implicit rate of 7.02% after the above refinancing) as follows (in thousands):

       1995                                     $   42,464
       1996                                         42,753
       1997                                         42,753
       1998                                         42,753
       1999                                         42,753
       Years thereafter                            802,820
                                                ----------
         Total                                  $1,016,296
                                                ==========


NOTE 9.   POSTRETIREMENT BENEFITS

Pension Plan

      System Energy participates in a defined benefit pension plan sponsored by Entergy. Effective June 1990, all of System Energy's employees became employees of Entergy Operations. However, the employees still remain under System Energy's plan and no transfers of related pension liabilities and assets have been made. The pension plan, which covers substantially all of its employees, is noncontributory and provides pension benefits based on employees' credited service and average compensation, generally during the last five years before retirement. System Energy funds pension costs in accordance with contribution guidelines established by the Employee
Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

      System Energy's 1994, 1993, and 1992 pension cost, including amounts capitalized, included the following components:

                                                      For the Years Ended December 31,
                                                          1994       1993      1992
                                                                (In Thousands)
     Service cost - benefits earned during the period     $2,619    $2,045    $1,737
     Interest cost on projected benefit obligation         2,148     1,709     1,439
     Actual return on plan assets                            498    (3,828)   (2,070)
     Net amortization and deferral                        (3,535)      972      (587)
                                                          ------    ------    ------
     Net pension cost                                     $1,730    $  898    $  519
                                                          ======    ======    ======

      The funded status of System Energy's pension plan as of December 31, 1994 and 1993, was:

                                                                              1994        1993
                                                                                (In Thousands)
     Actuarial present value of accumulated pension plan benefits:
      Vested                                                                 $13,305     $16,728
      Nonvested                                                                  986         615
                                                                             -------     -------
         Accumulated benefit obligation                                      $14,291     $17,343
                                                                             =======     =======

     Plan assets at fair value                                               $33,285     $33,914
     Projected benefit obligation                                             27,239      28,933
                                                                             -------     -------
     Plan assets in excess of projected benefit obligation                     6,046       4,981
     Unrecognized prior service cost                                           1,242         879
     Unrecognized transition asset                                            (6,484)     (7,080)
     Unrecognized net loss (gain)                                             (1,952)      1,802
                                                                             -------     -------
     Accrued pension asset                                                   $(1,148)    $   582
                                                                             =======     =======

      The significant actuarial assumptions used in computing the information above for 1994, 1993, and 1992, were as follows: weighted average discount rate, 8.5% for 1994, 7.5% for 1993 and 8.25% for 1992; weighted average rate of increase in future compensation levels, 5.1% for 1994 and 5.6% for 1993 and 1992; and expected long-term rate of return on plan assets, 8.5%. Transition assets are being amortized over the average remaining service period of active participants.


NOTE 10.  TRANSACTIONS WITH AFFILIATES

     System Energy sells all of the capacity and energy from its share of Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI under rate schedules approved by FERC. Accordingly, all of System Energy's operating revenues consist of billings to AP&L, LP&L, MP&L, and NOPSI.

     MP&L provides a minimal amount of technical and advisory services and other miscellaneous services to System Energy. In addition, pursuant to a service agreement, System Energy receives technical and advisory services from Entergy Services. Charges from MP&L and Entergy Services for technical, advisory and miscellaneous services amounted to approximately $10.5 million in 1994, $12.3 million in 1993, and $13.8 million in 1992. System Energy pays directly or reimburses Entergy Operations for the costs associated with operating Grand Gulf 1 (excluding nuclear fuel) which were approximately $179.6 million in 1994, $151.3 million in 1993, and $179 million in 1992.

       In addition, certain materials and services required for fabrication of nuclear fuel are acquired and financed by System Fuels and then sold to System Energy as needed. Charges for these materials and services, which represent additions to nuclear fuel, amounted to approximately $27.8 million in 1994, $32.8 million in 1993, and $13.7 million in 1992.


NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Operating results for the four quarters of 1994 and 1993 were:

                            Operating   Operating        Net
                             Revenue   Income (Loss)  Income (Loss)
                                      (In Thousands)

     1994:
       First Quarter         $147,847     $ 64,342     $ 21,549
       Second Quarter        $151,219     $ 65,779     $ 25,212
       Third Quarter         $150,949     $ 65,869     $ 24,934
       Fourth Quarter        $ 24,948     $(24,223)    $(66,288)
     1993:
       First Quarter         $164,630     $ 76,331     $ 31,782
       Second Quarter        $153,527     $ 65,539     $ 21,268
       Third Quarter         $155,071     $ 63,992     $ 23,040
       Fourth Quarter        $177,540     $ 66,340     $ 17,837


     See Note 2 for information regarding the recording of refunds in connection with the FERC Settlement in November 1994.

     See Note 2 for information regarding the recording of refunds as a result of the FERC Return on Equity Case settlement in the third quarter of 1993.

                     SYSTEM ENERGY RESOURCES, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                1994        1993         1992         1991         1990
                                                  (Dollars in Thousands)
Operating revenues          $  474,963   $  650,768   $  723,410   $  686,664   $  801,618
Net income                  $    5,407   $   93,927   $  130,141   $  104,622   $  168,677
Total assets                $3,613,359   $3,891,066   $3,672,441   $3,642,203   $3,883,241
Long-term obligations (1)   $1,456,993   $1,536,593   $1,768,299   $1,707,470   $1,849,000
Electric energy sales
  (Millions of KWH)              8,653        7,113        7,354        8,220        6,666

(1)  Includes  long-term  debt  (excluding  current  maturities)   and
     noncurrent capital lease obligations.

      See Note 2 for information with respect to refunds and charges resulting from the FERC Settlement in 1994 and Note 3 for the effect of the accounting change for income taxes in 1993.


Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

      No event that would be described in response to this item has occurred with respect to Entergy, System Energy, AP&L, GSU, LP&L, MP&L, or NOPSI.


                               PART III

Item 10.  Directors and Executive Officers of the Registrants.

      All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report.

ENTERGY CORPORATION

Directors

     Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Election of Directors" contained in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held May 26, 1995, and is incorporated herein by reference.

         Name          Age                 Position                     Period
Officers

Edwin Lupberger(a)      58  Chairman of the Board and Chief             1985-Present
                             Executive Officer of  Entergy
                             Corporation
                            Chairman of the Board and Chief             1993-Present
                             Executive Officer of AP&L, LP&L,
                             MP&L, and NOPSI
                            Chairman of the Board and Chief             1994-Present
                             Executive Officer of GSU
                            Chairman of the Board of System Energy      1986-Present
                             and Entergy Enterprises
                            Chairman of the Board of Entergy            1990-Present
                             Operations
                            Chairman of the Board of Entergy            1985-Present
                             Services
                            Chief Executive Officer of Entergy          1991-Present
                             Services
                            President of Entergy Services and           1994-Present
                             Entergy Enterprises
                            Director of AP&L, LP&L, MP&L, NOPSI,        1986-Present
                             and System Energy
                            Director of Entergy Operations and          1994-Present
                             Entergy Services
                            Director of Entergy Enterprises             1984-Present
                            Chief Executive Officer of Entergy          1993-Present
                             Power, Entergy Power Development
                             Corporation, and Entergy-Richmond
                             Power Corporation
                            Chief Executive Officer of Entergy          1994-Present
                             Pakistan, Ltd. and Entergy Power
                             Asia, Ltd.
                            President of Entergy Corporation            1985-1991
                            Chairman of the Board of Entergy Power      1990-1993
                            Chief Executive Officer of Entergy          1991-1994
                             Enterprises
                            President of Entergy Services and           1990-1991
                             Entergy Enterprises
                            Chairman of the Board of System Fuels       1986-1990
                            Director of System Fuels                    1986-1992

Jerry L. Maulden        58  President and Chief Operating Officer       1993-Present
                             of Entergy Corporation
                            Vice Chairman and Chief Operating           1993-Present
                             Officer of AP&L, GSU, LP&L, MP&L,
                             and NOPSI
                            Director of AP&L                            1979-Present
                            Director of GSU                             1993-Present
                            Director of LP&L and NOPSI                  1991-Present
                            Director of MP&L                            1988-Present
                            Director of Entergy Operations              1990-Present
                            Director of System Energy                   1987-Present
                            Vice Chairman of Entergy Services           1992-Present
                            Director of Entergy Services                1979-Present
                            Chairman of the Board of AP&L               1989-1993
                            Chief Executive Officer of AP&L             1979-1993
                            Chairman of the Board and Chief             1991-1993
                             Executive Officer of LP&L and NOPSI
                            Chairman of the Board and Chief             1989-1993
                             Executive Officer of MP&L
                            Group President, System Executive -         1991-1993
                             Transmission, Distribution, and
                             Customer Service of Entergy
                             Corporation
                            Senior Vice President, System               1988-1991
                             Executive -
                               Arkansas/Mississippi/Missouri
                             Division of Entergy Corporation
                            Director of System Fuels                    1979-1992
                            Group President, System Executive -         1991-1992
                             Transmission, Distribution, and
                             Customer Service of Entergy Services
                            Director of Entergy Enterprises             1984-1991

Jerry D. Jackson        50  Executive Vice President - Marketing        1994-Present
                             and External Affairs of Entergy
                             Corporation
                            Executive Vice President - Marketing        1995-Present
                             and External Affairs of AP&L, GSU,
                             LP&L, MP&L, and NOPSI
                            Executive Vice President - Marketing        1994-Present
                             and External Affairs of Entergy
                             Services
                            Secretary of GSU                            1994-1995
                            Director of AP&L,LP&L, MP&L, and NOPSI      1992-Present
                            Director of GSU                             1994-Present
                            Director of System Energy                   1993-Present
                            Director of Entergy Services                1990-Present
                            Executive Vice President - Finance and      1990-1994
                             External Affairs of Entergy
                             Corporation
                            Executive Vice President - Finance and      1992-1994
                             External Affairs and Secretary of
                             AP&L, LP&L, MP&L, and NOPSI
                            Executive Vice President - Finance and      1993-1994
                             External Affairs of GSU
                            Executive Vice President - Finance and      1990-1992
                             External Affairs of Entergy Services
                            President and Chief Administrative          1992-1994
                             Officer of Entergy Services
                            Secretary of Entergy Corporation            1991-1994
                            President of Entergy Enterprises            1991-1992
                            Director of Entergy Power and Entergy       1990-1992
                             Enterprises
                            Senior Vice President, System               1987-1990
                             Executive - Legal and External
                             Affairs of Entergy Corporation and
                             Entergy Services

Donald  C. Hintz        52  Executive Vice President and Chief          1994-Present
                             Nuclear Officer of Entergy
                             Corporation
                            Executive Vice President - Nuclear of       1994-Present
                             AP&L, GSU, and LP&L
                            Director of AP&L, LP&L, MP&L, System        1992-Present
                             Energy, System Fuels, and Entergy
                             Services
                            Director of GSU                             1993-Present
                            Chief Executive Officer and President       1992-Present
                             of System Energy and Entergy
                             Operations
                            Director of Entergy Operations              1990-Present
                            Director of GSG&T, Prudential Oil &         1994-Present
                             Gas, Southern Gulf Railway, and
                             Varibus Corporation
                            Senior Vice President and Chief             1993-1994
                             Nuclear Officer of Entergy
                             Corporation
                            Senior Vice President - Nuclear of          1990-1994
                             AP&L
                            Senior Vice President - Nuclear of GSU      1993-1994
                            Senior Vice President - Nuclear of          1992-1994
                             LP&L
                                    Director of NOPSI                          1992-1994
                            President of Entergy Operations             1992-1992
                            Chief Operating Officer and Executive       1990-1992
                             Vice President of Entergy Operations
                            Group Vice President - Nuclear of LP&L      1990-1992
                            Chief Operating Officer and Executive       1989-1990
                             Vice President of System Energy

Gerald D. McInvale      51  Senior Vice President and Chief             1991-Present
                             Financial Officer of Entergy
                             Corporation, AP&L, LP&L, MP&L,
                             NOPSI, System Energy, Entergy
                             Operations, Entergy Services, and
                             Entergy Enterprises
                            Senior Vice President and Chief             1993-Present
                             Financial Officer of GSU
                            Senior Vice President and Chief             1994-Present
                             Financial Officer of System Fuels
                            Vice President, Treasurer, and              1993-Present
                             Director of Entergy Power
                            Director of System Fuels                    1992-Present
                            Treasurer of Entergy Enterprises            1992-Present
                            Director and Acting Chief Operating         1994-Present
                             Officer of Entergy Enterprises
                            Chairman of the Board of Entergy            1994-Present
                             Systems and Service, Inc.
                            Director of Entergy Systems and             1993-Present
                             Service, Inc.
                            Vice President, Treasurer, and              1993-Present
                             Director of Entergy Power
                             Development Corporation and Entergy-
                             Richmond Power Corporation
                            Senior Vice President, Treasurer, and       1994-Present
                             Director of Entergy Pakistan, Ltd.
                             and Entergy Power Asia, Ltd.
                            President - Executive Information           1990-1991
                             Strategies (Consulting Firm),
                             Dallas, Texas
                            Senior Vice President and Chief             1987-1990
                             Financial Officer of Frito-Lay, Inc.
                             (Subsidiary of PepsiCo, Inc.),
                             Dallas, Texas

Michael G. Thompson     54  Senior Vice President and Chief Legal       1992-Present
                             Officer of Entergy Corporation and
                             Entergy Services
                            Senior Vice President, Chief Legal          1992-Present
                             Officer, and Secretary of Entergy
                             Enterprises
                            Senior Vice President, Secretary, and       1994-Present
                             Director of Entergy Pakistan, Ltd.
                             and Entergy Power Asia, Ltd.
                            Vice President, Secretary, and              1994-Present
                             Director of Entergy Power
                            Vice President and Secretary of             1993-Present
                             Entergy Systems and Service, Inc.
                            Vice President, Secretary, and              1992-Present
                             Director of Entergy Power
                             Development and Entergy-Richmond
                             Power Corporation
                            Secretary of Entergy Corporation            1994-Present
                            Secretary of AP&L, GSU, LP&L, MP&L,         1995-Present
                             and NOPSI
                            Director of Entergy Systems and             1992-Present
                             Service, Inc.
                            Senior Vice President and Chief Legal       1993-1994
                             Officer of Entergy Power
                            Assistant Secretary of Entergy              1993-1994
                             Corporation
                            Senior Partner of Friday, Eldredge &        1987-1992
                             Clark (law firm)

S. M. Henry Brown, Jr.  56  Vice President - Federal Governmental       1989-Present
                             Affairs of Entergy Corporation and
                             Entergy Services

Charles L. Kelly        58  Vice President - Corporate                  1992-Present
                             Communications and Public Relations
                             of Entergy Corporation
                            Vice President - Corporate                  1991-Present
                             Communications and Public Relations
                             of Entergy Services
                            Vice President - Corporate                  1981-1991
                             Communications of AP&L

Lee W. Randall          45  Vice President and Chief Accounting         1991-Present
                             Officer of Entergy Corporation,
                             AP&L, LP&L, MP&L, NOPSI, System
                             Energy, Entergy Operations, and
                             Entergy Services
                            Vice President, Chief Accounting            1993-Present
                             Officer, and Assistant Secretary of
                             GSU
                            Assistant Secretary of AP&L, LP&L,          1991-Present
                             MP&L, NOPSI, Entergy Operations, and
                             Entergy Services
                            Senior Vice President - Finance and         1988-1991
                             Administration and Chief Financial
                             Officer of AP&L
                            Secretary of AP&L                           1989-1991
                            Assistant Treasurer of AP&L                 1988-1991

ARKANSAS POWER & LIGHT COMPANY

Directors

Michael B. Bemis(b)     47  Executive Vice President - Customer         1992-Present
                             Service and Director of AP&L, LP&L,
                             and  MP&L
                            Executive Vice President - Customer         1993-Present
                             Service of GSU
                            Executive Vice President - Customer         1992-Present
                             Service of NOPSI and Entergy
                             Services
                            Director of GSU                             1994-Present
                            Director of System Fuels                    1992-Present
                            Director of Varibus Corporation,            1994-Present
                             Prudential Oil & Gas, Inc., GSG&T,
                             Inc., and Southern Gulf Railway
                             Company
                            Director of NOPSI                           1992-1994
                            President and Chief Operating Officer       1992-1992
                             of LP&L and NOPSI
                            President and Chief Operating Officer       1989-1991
                             of MP&L
                            Secretary of MP&L                           1991-1991

Donald C. Hintz         52  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

R. Drake Keith          59  President and Director of AP&L              1989-Present
                            Chief Operating Officer of AP&L             1989-1992
                            Secretary of AP&L                           1991-1992

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.
Officers

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

R. Drake Keith          59  See the information under the AP&L
                             Directors Section above,
                             incorporated herein by reference.

Michael B. Bemis        47  See the information under the AP&L
                             Directors Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Frank F. Gallaher       49  Executive Vice President - Fossil           1993-Present
                             Operations of AP&L, LP&L, MP&L,
                             NOPSI, and Entergy Services
                            President of GSU                            1994-Present
                            Director of GSU                             1993-Present
                            Chairman of the Board of System Fuels       1992-Present
                            Chairman of the Board of Varibus            1993-Present
                             Corporation, Prudential Oil & Gas,
                             Inc., GSG&T, Inc., and Southern Gulf
                             Railway Company
                            Director of Entergy Services and            1992-Present
                             System Fuels
                            Senior Vice President - Fossil              1992-1993
                             Operations of AP&L, LP&L, MP&L,
                             NOPSI, and Entergy Services
                            Vice President and Chief Engineer of        1985-1990
                             MP&L
                            Vice President - System Planning of         1990-1992
                             Entergy Services

Donald C. Hintz         52  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Gerald D. McInvale      51  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Michael G. Thompson     54  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Michael R. Niggli       45  Senior Vice President - Marketing of        1993-Present
                             AP&L, GSU, LP&L, MP&L, NOPSI, and
                             Entergy Services
                            Vice President - Customer Services of       1993-1993
                             LP&L, NOPSI, and Entergy Services
                            Vice President - Strategic Planning of      1990-1992
                             Entergy Services
                            Vice President - Fuels Management of        1988-1990
                             Entergy Services
                            Vice President and Director of Entergy      1991-1992
                             Enterprises

Cecil L. Alexander(c)   59  Vice President - Governmental Affairs       1991-Present
                             of AP&L
                            Vice President - Public Affairs of          1989-1991
                             AP&L

Richard J. Landy        49  Vice President - Human Resources and        1991-Present
                             Administration of AP&L, LP&L, MP&L,
                             NOPSI, Entergy Services, and EOI
                            Vice President - Human Resources and        1993-Present
                             Administration of GSU
                            Vice President - Human Resources and        1986-1990
                             Administration of System Energy
                            Vice President - Human Resources and        1990-1991
                             Administration of Entergy Operations

James S. Pilgrim        59  Vice President - Customer Service of        1994-Present
                             AP&L
                            Director, Central Region, TDCS              1993-1994
                             Customer Service
                            Central Division Manager of MP&L            1991-1993
                            Northern Division Manager of MP&L           1988-1991

Lee W. Randall          45  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

C. Hiram Walters        58  Vice President - Customer Service of        1993-Present
                             AP&L
                            Vice President - Customer Service of        1994-Present
                             LP&L
                            Vice President - Customer Service,          1993-Present
                             Central Region of Entergy Services
                            Vice President - Customer Service of        1984-1991
                             MP&L
                            Senior Vice President - Customer            1991-1992
                             Service of Entergy Services

GULF STATES UTILITIES COMPANY

Directors

Michael B. Bemis        47  See the information under the AP&L
                             Directors Section above,
                             incorporated herein by reference.

Frank F. Gallaher       49  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

Donald C. Hintz         52  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Officers

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Frank F. Gallaher       49  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

Michael B. Bemis        47  See the information under the AP&L
                             Directors Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Donald C. Hintz         52  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Gerald D. McInvale      51  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Michael G. Thompson     54  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Michael R. Niggli       45  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

Richard J. Landy        49  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

William E. Colston      59  Vice President - Customer Service of        1994-Present
                             GSU
                            Vice President - Customer Service of        1993-Present
                             LP&L
                            Vice President - Customer Service of        1993-Present
                             Southern Region of Entergy Services
                            Vice President - Division Manager of        1988-1991
                             LP&L
                            Regional Director of LP&L                   1992-1993

Calvin J. Hebert        60  Vice President - Customer Service of        1993-Present
                             GSU
                            Senior Vice President - Division            1992-1993
                             Operations of GSU
                            Senior Vice President - External            1986-1992
                             Affairs of GSU

Karen Johnson           50  Vice President - Governmental Affairs       1994-Present
                             of GSU - Texas
                            Executive Director of State Bar of          1990-1994
                             Texas
                            Attorney at Law,  Akin Gump Strauss         1988-1990
                             Hauer & Feld

Lee W. Randall          45  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

LOUISIANA POWER & LIGHT COMPANY

Directors

Michael B. Bemis        47  See the information under the AP&L
                             Directors Section above,
                             incorporated herein by reference.

John J. Cordaro         61  President and Director of LP&L and          1992-Present
                             NOPSI
                            Group Vice President - External             1989-1992
                             Affairs of LP&L and NOPSI

Donald C. Hintz         52  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Officers

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

John J. Cordaro         61  See the information under the LP&L
                             Directors Section above,
                             incorporated herein by reference.

Michael B. Bemis        47  See the information under the AP&L
                             Directors Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Frank F. Gallaher       49  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

Donald C. Hintz         52  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Gerald D. McInvale      51  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Michael G. Thompson     54  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Michael R. Niggli       45  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

Richard C. Guthrie      52  Vice President - Governmental Affairs       1992-Present
                             of LP&L and NOPSI
                            Vice President - Public Affairs of          1986-1992
                             LP&L and NOPSI

Richard J. Landy        49  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

James D. Bruno          55  Vice President - Customer Service of        1994-Present
                             LP&L and NOPSI
                            Vice President - Metro Region of            1993-Present
                             Entergy Services
                            Region Director - Metro Region of           1991-1993
                             Entergy Services
                            Vice President - Division Manager -         1988-1991
                             Orleans Division of Entergy Services

William E. Colston      59  See the information under the GSU
                             Officers Section above, incorporated
                             herein by reference.

Lee W. Randall          45  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

C. Hiram Walters        58  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

MISSISSPPI POWER & LIGHT COMPANY

Directors

Michael B. Bemis        47  See the information under the AP&L
                             Directors Section above,
                             incorporated herein by reference.

Donald C. Hintz         52  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Donald E. Meiners(d)    59  President and Director of MP&L              1992-Present
                            Senior Vice President, System               1988-1990
                             Executive - Services Division of
                             Entergy Corporation
                            President and Chief Operating Officer       1990-1991
                             of LP&L and NOPSI
                            Chief Operating Officer and Secretary       1992-1992
                             of MP&L
                            President and Chief Executive Officer       1987-1990
                             of Entergy Services, System Fuels,
                             and Entergy Enterprises

Officers

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Donald E. Meiners       59  See the information under the MP&L
                             Directors Section above,
                             incorporated herein by reference.

Michael B. Bemis        47  See the information under the AP&L
                             Directors Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Frank F. Gallaher       49  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

Gerald D. McInvale      51  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Michael G. Thompson     54  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Michael R. Niggli       45  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

Bill F. Cossar          56  Vice President - Governmental Affairs       1987-Present
                             of MP&L

Johnny D. Ervin         45  Vice President - Customer Service of        1991-Present
                             MP&L
                            Director of Entergy Enterprises             1991-1992
                            Vice President - Marketing of LP&L and      1988-1991
                             NOPSI
                            Vice President - Division Manager of        1989-1991
                             LP&L

Richard J. Landy        49  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

Lee W. Randall          45  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

NEW ORLEANS PUBLIC SERVICE INC.

Directors

John J. Cordaro         61  See the information under the LP&L
                             Directors Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.
Officers

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

John J. Cordaro         61  See the information under the LP&L
                             Directors Section above,
                             incorporated herein by reference.

Michael B. Bemis        47  See the information under the AP&L
                             Directors Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Frank F. Gallaher       49  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

Gerald D. McInvale      51  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Michael G. Thompson     54  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Michael R. Niggli       45  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

Richard C. Guthrie      52  See the information under the LP&L
                             Officers Section above, incorporated
                             herein by reference.

Daniel F. Packer        47  Vice President - Regulatory and             1994-Present
                             Governmental Affairs of NOPSI
                            General Manager - Plant Operations at       1991-1994
                             Waterford 3
                            Manager - Operations and Maintenance        1990-1991
                             at Waterford 3

Richard J. Landy        49  See the information under the AP&L
                             Officers Section above, incorporated
                             herein by reference.

James D. Bruno          55  See the information under the LP&L
                             Officers Section above, incorporated
                             herein by reference.

Lee W. Randall          45  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

SYSTEM ENERGY RESOURCES, INC.

Directors

Donald C. Hintz         52  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry D. Jackson        50  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Jerry L. Maulden        58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.
Officers

Edwin Lupberger         58  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Donald C. Hintz         52  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Gerald D. McInvale      51  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Lee W. Randall          45  See the information under the Entergy
                             Corporation Officers Section above,
                             incorporated herein by reference.

Joseph  L. Blount       48  Secretary of System Energy and Entergy      1991-Present
                             Operations
                            Vice President Legal and External           1989-1990
                             Affairs of System Energy
                            Vice President Legal and External           1990-1993
                             Affairs of Entergy Operations
                            Assistant Secretary for System Energy       1987-1991
                            Assistant Secretary for Entergy             1990-1991
                             Operations



(a) Mr.  Lupberger  is  a  director  of  First  Commerce  Corporation,
    New Orleans, LA, International Shipholding Corporation, New Orleans, LA, and First National Bank of Commerce, New Orleans, LA.

(b) Mr. Bemis is a director of Deposit Guaranty National Bank, Jackson, MS and Deposit Guaranty Corporation, Jackson, MS.

(c) Mr. Alexander is a director of First National Bank of Cleburne County, Heber Springs, AR.

(d) Mr. Meiners is a director of Trustmark National Bank, Jackson, MS, and Trustmark Corporation, Jackson, MS.


    Each director and officer of the applicable System company is elected yearly to serve until the first Board Meeting following the Annual Meeting of Stockholders and until a successor is elected and qualified. Annual meetings are currently expected to be held as follows:

     Entergy Corporation - May 26, 1995
     AP&L - May 17, 1995
     GSU - May 17, 1995
     LP&L - May 17, 1995
     MP&L - May 17, 1995
     NOPSI - May 17, 1995
     System Energy - April 14, 1995

      Directorships shown above are generally limited to entities subject to Section 12 or 15(d) of the Securities and Exchange Act of 1934 or to the Investment Company Act of 1940.

      Section 16(a) of the Securities Exchange Act of 1934 and Section 17(a) of the Public Utility Holding Company Act of 1935 require each registrant's officers, directors and persons who own more than 10% of a registered class of such registrant's equity securities to file reports of ownership and changes in ownership concerning the securities of Entergy Corporation and its subsidiaries with the SEC and to furnish Entergy Corporation with copies of all Section 16(a) and 17(a) forms they file. Shortly following the Merger, certain individuals were elected as officers of GSU. Although none of these individuals owned any reportable securities of GSU, their initial Forms 3 for GSU were not timely filed. These officers of GSU were:
Michael B. Bemis, Frank F. Gallaher, Glenn E. Harder, Donald C. Hintz, Jerry D. Jackson, Richard J. Landy, Edwin Lupberger, Jerry L. Maulden, Gerald D. McInvale, Michael R. Niggli, and Lee W. Randall. Four individuals considered officers of the Corporation for purposes of
Section 16 failed to report on their 1993 Forms 5 their receipt during 1993 of certain restricted shares of the Corporation's stock under the Equity Ownership Plan. These individuals and their respective unreported shares were: S.M. Henry Brown, 4,000 shares; Frank F. Gallaher, 4,000 shares; Charles L. Kelly, 4,000 shares, and Edwin Lupberger, 5,000 shares. Glenn E. Harder, a former officer of the Corporation, failed to timely report on a Form 4 the sale in October 1994 of 15 shares of the Corporation's stock which he had held in the Corporation's dividend reinvestment plan. Each of the above transactions has now been correctly reported.


Item 11.  Executive Compensation


                          ENTERGY CORPORATION

      Information called for by this item concerning the directors and officers of Entergy Corporation and the Personnel Committee of Entergy Corporation's Board of Directors is set forth under the headings "Executive Compensation" and "Personnel Committee Interlocks and Insider Participation" contained in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 26, 1995, which information is incorporated herein by reference.

            AP&L, GSU, LP&L, MP&L, NOPSI, AND SYSTEM ENERGY

                    Summary Compensation Tables

     The following tables include the Chief Executive Officers and the four other most highly compensated executive officers in office as of December 31, 1994 at AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy. This determination was based on total annual base salary and bonuses (excluding bonuses of an extraordinary and nonrecurring nature) from all System sources earned by each officer during the year 1994. See
Item 10, "Directors and Executive Officers of the Registrants", incorporated herein by reference, for information on the principal positions of the executive officers named in the table below.

AP&L, GSU, LP&L, MP&L, NOPSI, and System Entergy

      As shown in Item 10, most executive officers named below are employed by several System companies. Because it would be impracticable to allocate such officers' salaries among the various companies, the table below includes aggregate compensation paid by all System companies.


                                                                            Long-Term Compensation
                                 Annual Compensation                   Awards                 Payouts
                                                    Other      Restricted    Securities          (b)          (c)
                                        (a)         Annual       Stock       Underlying          LTIP       All Other
       Name         Year   Salary      Bonus     Compensation    Awards       Options          Payouts     Compensation



Michael B. Bemis    1994   $288,846  $ 76,923      $32,940         (d)      2,500 shares      $ 28,275      $22,982
                    1993    258,538   161,142       62,372         (d)      2,500               50,125       74,619
                    1992    258,059   170,186       35,927         (d)      2,500               45,094       71,492

Joseph L. Blount    1994   $115,171  $ 17,064      $ 9,339         (d)          0 shares             0      $12,416
                    1993    109,090         0        4,416         (d)          0                    0       15,926
                    1992    109,140    13,435        5,092         (d)          0                    0       17,591

Donald C. Hintz*    1994   $320,769  $142,749      $52,389         (d)      5,000 shares      $ 48,379      $23,056
                    1993    265,386   166,560       48,548         (d)      5,000               85,774       24,462
                    1992    228,024   114,822       38,364         (d)      2,500               77,165       24,205

Jerry D. Jackson    1994   $323,711  $106,155      $29,598         (d)      5,000 shares      $ 56,550      $23,370
                    1993    288,559   217,287       36,166         (d)      6,719              100,250       25,961
                    1992    254,167   152,500       27,008         (d)      5,000               90,188       25,447

Edwin Lupberger**   1994   $681,539  $218,789      $39,961         (d)     10,000 shares      $139,525      $29,457
                    1993    542,077   437,610       20,327         (d)     13,438              248,313       32,957
                    1992    527,499   374,100       39,760         (d)     10,000              180,375       33,671

Jerry L. Maulden    1994   $426,134  $135,962      $63,994         (d)      5,000 shares      $ 56,550      $25,690
                    1993    385,000   286,985       84,655         (d)      5,000              100,250       25,639
                    1992    392,233   259,316       79,280         (d)      5,000               90,188       24,920

Gerald D. McInvale  1994   $244,165  $ 66,227      $14,146         (d)      2,500 shares      $ 28,275      $19,581
                    1993    221,696   141,811       48,805         (d)      2,500               50,125       22,667
                    1992    209,975    93,686       45,585         (d)      2,500               45,094       43,594

Lee W. Randall      1994   $177,001  $ 36,392      $ 7,208         (d)          0 shares       $     0      $14,271
                    1993    176,321    57,142        8,014         (d)          0                    0       17,986
                    1992    168,859    37,094        6,818         (d)          0                    0       19,555


 *   Chief Executive Officer of System Energy.

**   Chief Executive Officer of AP&L, GSU,  LP&L, MP&L, and NOPSI.

(a) Includes bonuses earned pursuant to the Annual Incentive Plan as well as any bonuses of an extraordinary or nonrecurring nature.

(b) Amounts include the value of restricted shares that vested under Entergy's Equity Ownership Plan.

(c)  Includes the following:

          (1) 1994 Executive Medical Plan premiums of $1,761 for each of the above-named executives in 1994.

          (2) 1994 employer contributions to the Defined Contribution Restoration Plan as follows: Mr. Bemis $4,096; Mr. Hintz $5,210; Mr. Jackson $5,134; Mr. Lupberger $15,946; Mr.
          Maulden $8,359; Mr. McInvale $2,775;  Mr. Randall $810.

          (3) 1994 employer contributions to the System Savings Plan as follows: Mr. Bemis $4,500; Mr. Blount $3,455; Mr. Hintz $4,500; Mr. Jackson $4,500; Mr. Lupberger $4,500; Mr.
          Maulden $4,500;  Mr. McInvale  $4,500;  Mr. Randall  $4,500.

          (4)   1994  reimbursements  under  the  Executive  Financial
          Counseling  Program as follows: Mr. Bemis       $2,725;  Mr.
          Hintz $785; Mr. Jackson $1,175; Mr. Lupberger $2,623; Mr. Maulden $1,350; Mr. McInvale $645.

          (5) 1994 payments for personal use under the Private Ownership Vehicle Plan as follows: Mr. Bemis $9,900; Mr. Blount $7,200; Mr. Hintz $10,800; Mr. Jackson $10,800; Mr.
          Lupberger $4,627; Mr. Maulden $9,720; Mr. McInvale $9,900; Mr. Randall $7,200.

(d) Restricted stock awarded under the Equity Ownership Plan is subject to performance based criteria. Restricted stock awards in 1994 are reported under the "Long-Term Incentive Plan Awards" table, and reference is made to this table for information on the aggregate number of restricted shares awarded during 1994 and the vesting schedule for such shares. At December 31, 1994, the number and value of the aggregate restricted stock holdings were as follows: Mr. Bemis: 12,750 shares, $278,907; Mr. Hintz: 17,568 shares, $384,300; Mr. Jackson: 18,000 shares, $393,750; Mr.
     Lupberger: 33,950 shares, $742,657; Mr. Maulden: 18,000 shares, $393,750; and Mr. McInvale: 12,750 shares, $278,907. Accumulated dividends are paid on restricted stock when vested. The value of stock for which restrictions were lifted in 1994, and the applicable portion of accumulated cash dividends, are reported in the LTIP Payouts column in the above table. The value of restricted stock awards as of December 31, 1994 are determined by multiplying the total number of shares awarded by the closing market price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on December 31, 1994 ($21.875 per share).

                         Option Grants in 1994


      The following table summarizes option grants during 1994 to the executive officers named in the Summary Compensation Table above. The absence, in the table below, of any named officer indicates that no options were granted to such officer.

AP&L, GSU, LP&L, MP&L, NOPSI, and System Entergy



                                Individual Grants                      Potential Realizable
                                % of Total                                     Value
                    Number of    Options                                 at Assumed Annual
                    Securities  Granted to   Exercise                      Rates of Stock
                    Underlying  Employees     Price                      Price Appreciation
                     Options        in        (per       Expiration      for Option Term(b)
       Name         Granted(a)     1994      share)(a)      Date             5%       10%


Michael B. Bemis     2,500        3.7%      $37.00        01/27/04       $ 58,173  $147,421

Donald C. Hintz      5,000        7.4%       37.00        01/27/04        116,346   294,842

Jerry D. Jackson     5,000        7.4%       37.00        01/27/04        116,346   294,842

Edwin Lupberger     10,000       14.8%       37.00        01/27/04        232,691   589,685

Jerry L. Maulden     5,000        7.4%       37.00        01/27/04        116,346   294,842

Gerald D. McInvale   2,500        3.7%       37.00        01/27/04         58,173   147,421


(a) Options were granted on January 27, 1994, pursuant to the Equity Ownership Plan. All options granted on this date have an exercise price equal to the closing price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on January 27, 1994. These options became exercisable on July 28, 1994.

 (b) Calculation based on the stock option exercise price over a ten-year period assuming annual compounding. The columns present estimates of potential values based on simple mathematical assumptions. The actual value, if any, an executive officer may realize is dependent upon the market price on the date of option exercise.


                Long-Term Incentive Plan Awards in 1994


AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

      The following table summarizes awards of restricted shares of Entergy Corporation common stock under the Equity Ownership Plan in 1994 to the executive officers of these companies named in the Summary Compensation Table above. The absence, in the table below, of any named officer indicates that no restricted shares were awarded to such officer in 1994.


                                                Estimated Future Payouts Under
                               Performance    Non-Stock Price-Based Plans(a) (b)
                    Number     Period Until
                      of        Maturation
        Name        Shares       or Payout       Threshold  Target   Maximum

Michael B. Bemis    11,250   01/01/94-12/31/96     3,750     7,500    11,250
Donald C. Hintz     15,000   01/01/94-12/31/96     5,000    10,000    15,000
Jerry D. Jackson    15,000   01/01/94-12/31/96     5,000    10,000    15,000
Edwin Lupberger     25,200   01/01/94-12/31/96     8,400    16,800    25,200
Jerry L. Maulden    15,000   01/01/94-12/31/96     5,000    10,000    15,000
Gerald D. McInvale  11,250   01/01/94-12/31/96     3,750     7,500    11,250


(a) Restricted shares awarded will vest at the end of a three-year period, subject to the attainment of approved performance goals for the participants. Restrictions are lifted based upon the achievement of the cumulative result of these goals for the performance period. The value an executive officer may realize is dependent upon both the number of shares that vest and the future market price of Entergy Corporation common stock.

(b) The Threshold, Target and Maximum levels correspond to the achievement of 50%, 100%, and 150%, respectively, of Equity
     Ownership Plan goals. Achievement of a Threshold, Target or Maximum level would result in the award of the number of shares indicated in the respective column. Achievement of a level between these three specified levels would result in the award of a number of shares calculated by means of interpolation.

                          Pension Plan Tables


AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

                            Retirement Income Plan Table

   Annual
   Covered                   Years of Service
Compensation      15          20           25          30             35
  $100,000    $ 22,500    $ 30,000     $ 37,500    $ 45,000       $ 52,000
   200,000      45,500      60,000       75,000      90,000        105,000
   300,000      67,500      90,000      112,500     135,000        157,500
   400,000      90,000     120,000      150,000     180,000        210,000
   500,000     112,500     150,000      187,500     225,000        262,500
   850,000     191,250     255,000      318,750     382,500        446,250


     AP&L, GSU (non-bargaining unit employees), LP&L, MP&L, and System Energy each individually sponsors or participates in a Retirement
Income Plan (a defined benefit plan) that provides a benefit for employees at retirement from the System based upon (1) generally all years of service beginning at age 21 through termination, with a forty-year maximum, times (2) 1.5% for each year of service, times (3) the final average compensation. Final average compensation is based on the highest 60 months of covered compensation in the last 120 months of service. The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. Other actuarially equivalent options are available to each retiree. Retirement benefits are not subject to any deduction for Social Security or other offset amounts. NOPSI is a participating employer in LP&L's Retirement Income Plan. System Energy is a participating employer in the Retirement Income Plan sponsored by Entergy Corporation. Prior to October 1, 1994, GSU sponsored a defined benefit pension plan for non-bargaining unit employees with different provisions from the other System Companies. However, effective October 1, 1994, GSU amended this plan for non-bargaining unit employees to be consistent with the other System companies. Bargaining unit employees for GSU are covered by the provisions of the pre-merger GSU defined benefit plan. The amount of the named executive officers' annual compensation covered by the plan as of December 31, 1994 is represented by the base salary column in the Summary Compensation Table of AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy.

      The maximum benefit under each Retirement Income Plan is limited by Sections 401 and 415 of the Internal Revenue Code; however, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy have elected to participate in the Pension Equalization Plan sponsored by Entergy Corporation. Under this plan, certain executives, including the named executive officers, would receive an amount equal to the benefit payable under the Retirement Income Plans, without regard to the limitations, less the amount actually payable under the Retirement Income Plans.

      Each Retirement Income Plan (except GSU) was amended effective February 1, 1991 to provide a minimum accrued benefit as of that date to any employee who was vested as of that date. For purposes of calculating such minimum accrued benefit, each eligible employee was deemed to have had an additional five years of service and age as of that date. The additional years of age did not count toward eligibility for early retirement, but served only to reduce the early retirement discount factor for those employees who were at least age 50 as of that date. Effective January 1, 1995, the System companies Retirement Income Plans were amended to transfer assets and related liabilities to a single Entergy Corporation Retirement Plan for all non-bargaining unit employees.

      The credited years of service under the Retirement Income Plan (without giving effect to the five additional years of service credited pursuant to the February 1, 1991 amendment as discussed above) as of December 31, 1994 for the following executive officers named in the Summary Compensation Table of AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy were: Mr. Bemis 12; Mr. Blount 10; Mr. Maulden 29; and Mr. Randall 15.

      The credited years of service under the respective Retirement Income Plans, as amended, as of December 31, 1994 for the following executive officers named in the Summary Compensation Table, as a result of entering into supplemental retirement agreements, were as follows: Mr. Hintz 23; Mr. Jackson 15; Mr. Lupberger 31; and Mr. McInvale 22.

      In addition to the Retirement Income Plan discussed above, AP&L, LP&L, MP&L, NOPSI, and System Energy participate in the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries (SRP) and the Post-Retirement Plan of Entergy Corporation and Subsidiaries (PRP). Participation is limited to one of these two plans and is at the invitation of AP&L, LP&L, MP&L, NOPSI, and System Energy. The participant may receive from the appropriate System company a monthly benefit payment not in excess of .025 (under the SRP) or .0333 (under the PRP) times the participant's average basic annual salary (as defined in the plans) for a maximum of 120 months. Mr. Hintz has entered into a SRP participation contract, and all of the other executive officers of AP&L, LP&L, MP&L, NOPSI, and System Energy named in the Summary Compensation Table (except for Mr. Blount and Mr. McInvale) have entered into PRP participation contracts.


               System Executive Retirement Plan Table (1)

     Annual
    Covered                      Years of Service
  Compensation      15           20            25           30+
  $  200,000    $ 90,000     $100,000      $110,000     $120,000
     300,000     135,000      150,000       165,000      180,000
     400,000     180,000      200,000       220,000      240,000
     500,000     225,000      250,000       275,000      300,000
     600,000     270,000      300,000       330,000      360,000
     700,000     315,000      350,000       385,000      420,000
   1,000,000     450,000      500,000       550,000      600,000

___________

(1) Benefits shown are based on a target replacement ratio of 50% based on the years of service and covered compensation shown. The benefits for 10, 15, and 20 or more years of service at the 45% and 55% replacement levels would decrease (in the case of 45%) or increase (in the case of 55%) by the following percentages: 3.0%, 4.5%, and 5.0%, respectively.

      In 1993, Entergy Corporation adopted the System Executive Retirement Plan (SERP). AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy are participating employers in the SERP. The SERP is an unfunded defined benefit plan offered at retirement to certain senior executives, which would currently include all the executive officers (except for Mr. Blount) named in the Summary Compensation Table of AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy. Participating executives choose, at retirement, between the retirement benefits paid under provisions of the SERP or those payable under the executive retirement benefit plans discussed above. Covered pay under the SERP includes final annual base salary (see the Summary Compensation Table of AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy for the base salary covered by the SERP as of December 31, 1994) plus the Target Incentive Award (i.e., a percentage of final annual base salary) for the participant in effect at retirement. Benefits paid under the SERP are calculated by multiplying the covered pay times target pay replacement ratios (45%, 50%, or 55%, dependent on job rating at retirement) that are attained, according to plan design, at 20 years of credited service. The target ratios are increased by 1% for each year of service over 20 years, up to a maximum of 30 years of service. In accordance with the SERP formula, the target ratios are reduced for each year of service below 20 years. The credited years of service under this plan are identical to the years of service for named executive officers (other than Mr. Bemis, Mr. Jackson and Mr.
McInvale) disclosed above in the "Pension Plan Tables-Retirement Income Plan Table" section. Mr. Bemis, Mr. Jackson and Mr. McInvale have 22 years, 21 years and 13 years, respectively, of credited service under this plan.

      The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. All SERP payments are guaranteed for ten years. Other actuarially equivalent options are available to each retiree. SERP benefits are offset by any and all defined benefit plan payments from the company and from prior employers. SERP benefits are not subject to Social Security offsets.

      Eligibility for and receipt of benefits under any of the executive plans described above are contingent upon several factors. The participant must agree that, without the specific consent of the System company for which such participant was last employed, he may take no employment after retirement with any entity that is in competition with, or similar in nature to, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy or any affiliate thereof. Eligibility for benefits is forfeitable for various reasons, including violation of an agreement with AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy, resignation of employment, or termination for cause.

      In addition to the non-bargaining unit employees Retirement Income Plan discussed above, GSU provides, among other benefits to officers, an Executive Income Security Plan for key managerial personnel. The plan provides participants with certain retirement, disability, termination, and survivors' benefits. To the extent that such benefits are not funded by the employee benefit plans of GSU or by vested benefits payable by the participants' former employers, GSU is obligated to make supplemental payments to participants or their survivors. The plan provides that upon the death or disability of a participant during his employment, he or his designated survivors will receive (i) during the first year following his death or disability an amount not to exceed his annual base salary, and (ii) thereafter for a number of years until the participant attains or would have attained age 65, but not less than nine years, an amount equal to one-half of the participant's annual base salary. The plan also provides supplemental retirement benefits for life for participants retiring after reaching age 65 equal to 1/2 of the participant's average final compensation rate, with 1/2 of such benefit upon the death of the participant being payable to a surviving spouse for life.

      GSU amended and restated the plan effective March 1, 1991, to provide such benefits for life upon termination of employment of a participating officer or key managerial employee without cause (as defined in the plan) or if the participant separates from employment for good reason (as defined in the plan), with 1/2 of such benefits to be payable to a surviving spouse for life. Further, the plan was amended to provide medical benefits for a participant and his family when the participant separates from service. These medical benefits generally continue until the participant is eligible to receive medical benefits from a subsequent employer; but in the case of a participant who is over 50 at the time of separation and was participating in the plan on March 1, 1991, medical benefits continue for life. By virtue of the 1991 amendment and restatement, benefits for a participant cannot be modified once he becomes eligible to participate in the plan.


                       Compensation of Directors

     AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy currently have no non-employee directors, and each current director is not compensated for his responsibilities as director. However, for the period January 1, 1994 through May 5, 1994, AP&L, GSU, LP&L, MP&L, and NOPSI did have non-employee directors. These directors were paid an attendance fee of $1,000 for attendance at meetings of their respective Board of Directors, $1,000 (except for the chairman of such committee who was paid $1,500) for attendance at meetings of committees of the Board and $1,000 for participation, on behalf of their respective company, in any inspection trip or conference not held on the same day as a Board or committee meeting. All non-employee directors were also compensated on a quarterly basis in the form of fixed awards of Entergy Corporation common stock pursuant to the Stock Plan for Outside Directors (Directors Plan) and cash based on 1/2 the value of the stock awarded pursuant to the Directors Plan. This level of directors' compensation was set to enable Entergy System companies to attract and retain persons of outstanding competence to serve on the Boards of Directors. Directors were paid a portion of their compensation in the form of Entergy Corporation's common stock in order to assure that directors would have a personal interest in the performance of the stock of Entergy Corporation. Non-employee directors were awarded 50 shares of Entergy Corporation common stock quarterly, which may have been authorized but unissued shares or shares acquired in the open market. Effective May 6, 1994, all non-employee directors of AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy became advisory directors of the respective Company.

      Retired non-employee directors of AP&L, LP&L, MP&L, and NOPSI with a minimum of five years of service on the respective Boards of Directors are paid $200 a month for a term corresponding to the number of years of service. Retired directors with over ten years of service receive a lifetime benefit of $200 a month. Years of service as an advisory director are included in calculating this benefit. System Energy has no retired non-employee directors.

     Retired non-employee directors of GSU receive retirement benefits under a plan in which all directors who served continuously for a period of years will receive a percentage of their retainer fee in effect at the time of their retirement for life. The retirement benefit is 30 percent of the retainer fee for service of not less than five nor more than nine years, 40 percent for service of not less than ten nor more than fourteen years, and 50 percent for fifteen or more years of service. For those directors who retired prior to the retirement age, their benefits will be reduced. The plan also provides disability retirement and optional hospital and medical coverage if the director has served at least five years prior to the disability. The retired director pays one-third of the premium for such optional hospital and medical coverage and GSU pays the remaining two-thirds. Years of service as an advisory director are included in calculating these benefits.


   Employment Contracts and Termination of Employment and Change-in-
                         Control Arrangements

GSU

     GSU established on January 18, 1991, an Executive Continuity Plan for elected and appointed officers providing for severance benefits equal to 2.99 times the officer's annual compensation upon termination of employment for reasons other than cause or upon a resignation of employment for good reason within two years after a change in control of GSU. Benefits are prorated if the officer is within three years of normal retirement age (65) at termination of employment. The plan further provides for continued participation in medical, dental and life insurance programs for three years following termination unless such benefits are available from a subsequent employer. The plan provides for outplacement assistance to aid a terminated officer in securing another position. Upon consummation of the Entergy/GSU merger on December 31, 1993, GSU made a one time contribution of $16,330,693 to a trust equivalent to the then present value of the maximum benefits which might be payable under the plan. As of December 31, 1994, the balance in the trust had been reduced to $8,102,203. If and to the extent outstanding benefits are not paid to the participants, the balance in the trust will be returned to GSU.

      As a result of the Entergy/GSU merger, GSU is obligated to pay benefits under the Executive Income Security Plan to those persons who were participants at the time of the merger and who later terminated their employment under circumstances described in the plan. For additional description of the benefits under the Executive Income Security Plan, see the "Pension Plan Tables-System Executive Retirement Plan Table" section noted above.

       Personnel Committee Interlocks and Insider Participation

     The following persons served as members of the Personnel
Committee of AP&L's, GSU's, LP&L's, MP&L's, and NOPSI's Board of Directors through May 5, 1994:

     AP&L - John A. Cooper, Jr.*, Edwin Lupberger, Roy L. Murphy,
Woodson D. Walker

     GSU - Monroe J. Rathbone, Jr., M.D., Sam F. Segnar*, Bismark A.
Steinhagen

     LP&L - Tex. R. Kilpatrick*, Edwin Lupberger, Wm. Clifford Smith

     MP&L - Norman B. Gillis, Robert E. Kennington, II*, Edwin
Lupberger, Robert M. Williams, Jr.

     NOPSI - Edwin Lupberger, Anne M. Milling, John B. Smallpage*
______________

* Denotes Chairman of the Personnel Committee

     System Energy does not have a Personnel Committee of the Board of
Directors.   The  compensation of System Energy's  executive  officers
(with the exception of one officer) was set by the Personnel Committee of Entergy Corporation's Board of Directors for 1994. After May 5, 1994, the compensation of AP&L, GSU, LP&L, MP&L, and NOPSI executive officers was set by the Personnel Committee of Entergy Corporation's Board of Directors due to the elimination of the Personnel Committees
of  these  companies.   No officers or employees  of   such  companies
participated in deliberations concerning compensation during 1994. The Personnel Committee of Entergy Corporation's Board of Directors is set forth under the heading "Report of Personnel Committee on Executive Compensation" contained in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held May 26, 1995, and is incorporated herein by reference.

      Mr. Lupberger is currently and was during 1994 an officer of AP&L, LP&L, MP&L, and NOPSI and also served as an executive officer of their subsidiary, System Fuels, from 1981 - 1990.


Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      Entergy Corporation owns 100% of the outstanding common stock of registrants AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy. The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation's common stock is included under the heading "Voting Securities Outstanding" in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held May 26, 1995, which information is incorporated herein by reference. The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

      The directors, the executive officers named in the Summary Compensation Tables, and the directors and officers as a group for Entergy Corporation, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy, respectively, beneficially owned directly or indirectly the following cumulative preferred stock of a System company and common stock of Entergy Corporation:

                                        As of December 31, 1994
                                                           Entergy Corporation
                                                               Common Stock
                               Preferred Stock              Amount and Nature
                            Amount and Nature of              of Beneficial
                           Beneficial Ownership(b)             Ownership(b)
                          Sole Voting                  Sole Voting     Other
                              and          Other         and         Beneficial
                          Investment    Beneficial     Investment    Ownership
          Name             Power(c)      Ownership      Power(c)    (d)(e)(f)(g)

Entergy Corporation
W. Frank Blount*               -            -             2,934           -
John A. Cooper, Jr.*        6,000 (a)       -             5,734           -
Lucie J. Fjeldstad*            -            -             1,984           -
Dr. Norman C. Francis*         -            -               500           -
Donald C. Hintz**              -            -             7,493     32,027
Kaneaster Hodges, Jr.*         -            -             2,800           -
Jerry D. Jackson**             -            -             6,402     35,216
Robert v.d. Luft*              -            -             2,184           -
Edwin Lupberger**              -            -             8,706     73,687(h)(i)
Jerry L. Maulden**             -            -            37,420     44,048
Gerald D. McInvale**           -            -             3,173     20,908
Adm. Kinnaird R. McKee*        -            -             2,900           -
Paul W. Murrill*               -            -             2,180           -
James R. Nichols*              -            -             3,315           -
Eugene H. Owen*                -        3,500 (a)         1,692           -
John N. Palmer, Sr.*           -            -            13,196           -
Robert D. Pugh*                -            -             5,300     10,000(i)
H. Duke Shackelford*           -            -             8,750      4,950(i)
Wm. Clifford Smith*            -            -             3,775           -
Bismark A. Steinhagen*         -            -             6,437           -
All directors and
 executive officers         6,000       3,500           135,419    266,320

AP&L
Michael B. Bemis**             -            -             7,488     25,540
Donald C. Hintz**              -            -             7,493     32,027
Jerry D. Jackson**             -            -             6,402     35,216
R. Drake Keith***              -            -             2,891     13,260
Edwin Lupberger**              -            -             8,706     73,687(h)(i)
Jerry L. Maulden**             -            -            37,420     44,048
All directors and
 executive officers            -            -            90,631    334,762

GSU
Michael B. Bemis**            -             -             7,488     25,540
Frank F. Gallaher***          -             -             3,725     24,696(j)
Donald C. Hintz**             -             -             7,493     32,027
Jerry D. Jackson**            -             -             6,402     35,216
Edwin Lupberger**             -             -             8,706     73,687(h)(i)
Jerry L. Maulden**            -             -            37,420     44,048
All directors and
 executive officers           -             -            82,755    313,558

LP&L
Michael B. Bemis**            -             -             7,488     25,540
John J. Cordaro***            -             -             1,747      9,877
Donald C. Hintz**             -             -             7,493     32,027
Jerry D. Jackson**            -             -             6,402     35,216
Edwin Lupberger**             -             -             8,706     73,687(h)(i)
Jerry L. Maulden**            -             -            37,420     44,048
All directors and
 executive officers           -             -            86,348    335,037

MP&L
Michael B. Bemis**            -             -             7,488     25,540
Donald C. Hintz*              -             -             7,493     32,027
Jerry D. Jackson**            -             -             6,402     35,216
Edwin Lupberger**             -             -             8,706     73,687(h)(i)
Jerry L. Maulden**            -             -            37,420     44,048
Gerald D. McInvale**          -             -             3,173     20,908
Donald E. Meiners***          -             -             1,382     15,033(j)
All directors and
 executive officers           -             -            83,958    330,524

NOPSI
Michael B. Bemis**            -             -             7,488     25,540
John J. Cordaro***            -             -             1,747      9,877
Jerry D. Jackson**            -             -             6,402     35,216
Edwin Lupberger**             -             -             8,706     73,687(h)(i)
Jerry L. Maulden**            -             -            37,420     44,048
Gerald D. McInvale**          -             -             3,173     20,908
All directors and
 executive officers           -             -            78,751    294,663

System Energy
Joseph L. Blount**            -             -               834      2,287
Donald C. Hintz**             -             -             7,493     32,027
Jerry D. Jackson*             -             -             6,402     35,216
Edwin Lupberger**             -             -             8,706     73,687(h)(i)
Jerry L. Maulden*             -             -            37,420     44,048
Gerald D. McInvale**          -             -             3,173     20,908
Lee W. Randall**              -             -               -        4,561
All directors and
 executive officers           -             -            64,028    212,734

  *  Director of the respective Company

 **  Named Executive Officer of the respective Company

***  Officer and Director of the respective Company

(a) Stock ownership amounts refer to 6,000 shares of AP&L's $0.01 Par Value ($25 liquidation value) Preferred Stock held by the John
     A. Cooper Trust, and 3,500 shares of AP&L's $0.01 Par Value ($25 liquidation value) Preferred Stock held by Eugene H. Owen. Mr. Cooper disclaims any personal interest in these shares.

(b) Based on information furnished by the respective individuals. The ownership amounts shown for each individual and for all directors and executive officers as a group do not exceed one percent of the outstanding securities of any class of security so owned.

(c) Includes all shares that the individual has the sole power to vote and dispose of, or to direct the voting and disposition of.

(d) Includes, for the named persons, shares of Entergy Corporation common stock held in the Employee Stock Ownership Plan of the registrants as follows: Michael B. Bemis, 714 shares; Joseph L. Blount, 753 shares; John J. Cordaro, 1,007 shares; Frank F.
     Gallaher, 941 shares; Donald C. Hintz, 753 shares; Jerry D. Jackson, 753 shares; R. Drake Keith, 753 shares; Edwin Lupberger, 825 shares; Jerry L. Maulden, 796 shares; Gerald D. McInvale, 110 shares; Donald E. Meiners, 553 shares; and Lee W. Randall, 791 shares.

(e) Includes, for the named persons, shares of Entergy Corporation common stock held in the System Savings Plan company account as follows: Michael B. Bemis, 4,576 shares; Joseph L. Blount, 1,534 shares; John J. Cordaro, 1,670 shares; Frank F. Gallaher, 3,455 shares;  Donald  C. Hintz, 1,206 shares; Jerry D. Jackson,  2,052 shares; R. Drake Keith, 3,833 shares; Edwin Lupberger, 6,088 shares; Jerry L. Maulden, 10,252 shares; Gerald D. McInvale, 548 shares; Donald E. Meiners, 4,404 shares; and Lee W. Randall, 3,770 shares.

(f) Includes, for the named persons, unvested restricted shares of Entergy Corporation common stock held in the Equity Ownership Plan as follows: Michael B. Bemis, 12,750 shares; John J. Cordaro, 2,200 shares; Frank F. Gallaher, 14,800 shares; Donald
     C. Hintz, 17,568 shares; Jerry D. Jackson, 18,000 shares; R. Drake Keith, 1,500 shares; Edwin Lupberger, 33,950 shares; Jerry
     L. Maulden, 18,000 shares; Gerald D. McInvale, 12,750 shares; and Donald E. Meiners, 1,500 shares.

(g) Includes, for the named persons, shares of Entergy Corporation common stock in the form of unexercised stock options awarded pursuant to the Equity Ownership Plan as follows: Michael B. Bemis, 7,500 shares; John J. Cordaro 5,000 shares; Frank F. Gallaher, 5,000 shares; Donald C. Hintz, 12,500 shares; Jerry D. Jackson, 14,411 shares; R. Drake Keith, 7,174 shares; Edwin Lupberger, 28,824 shares; Jerry L. Maulden, 15,000 shares; Gerald
     D. McInvale, 7,500 shares; and Donald E. Meiners, 7,500 shares.

(h) Includes 1,500 shares of Entergy Corporation common stock held jointly between Edwin Lupberger and Ms. E. H. Lupberger.

(i) Includes, for the named persons, shares of Entergy Corporation common stock held by their spouses. The named persons disclaim any personal interest in these shares as follows: Edwin Lupberger, 2,500 shares; Robert D. Pugh, 10,000 shares; and H. Duke Shackleford, 4,950 shares.

(j)  Includes,  for the named persons,  shares of Entergy  Corporation
     common stock held jointly with their  spouses as follows:   Frank
     F. Gallaher, 500 shares; and Don E. Meiners, 1,076 shares.


Item 13.  Certain Relationships and Related Transactions

      Information called for by this item concerning the directors and officers of Entergy Corporation is set forth under the heading "Certain Transactions" in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 26, 1995, which information is incorporated herein by reference.

      See Item 11, "Executive Compensation - Personnel Committee Interlocks and Insider Participation" for information on certain transactions required to be reported under this item.

      Other than as provided under applicable corporate laws, the System companies do not have policies whereby transactions involving executive officers and directors of the System are approved by a majority of disinterested directors. However, pursuant to the Entergy Corporation Code of Conduct, transactions involving a System company and its executive officers must have prior approval by the next higher reporting level of that individual, and transactions involving a System company and its directors must be reported to the secretary of the appropriate System company.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1. Financial Statements and Independent Auditors' Reports for Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy are listed in the Index to Financial Statements (see pages 56 and 57)

(a)2.  Financial Statement Schedules

        Reports   of  Independent  Accountants  on  Financial  Statement
        Schedules (see pages 385 and 386)

        Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.  Exhibits

        Exhibits for Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy are listed in the Exhibit Index (see page E-1). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

(b)    Reports on Form 8-K

       Entergy and GSU

        A current report on Form 8-K, dated October 21, 1994, was filed with the SEC on October 28, 1994, reporting information under
        Item 5 "Other Materially Important Events".

        A current report on Form 8-K, dated December 14, 1994, was filed with the SEC on December 16, 1994, reporting information under Item 5 "Other Materially Important Events".

        A current report on Form 8-K, dated December 21, 1994, was filed with the SEC on December 22, 1994, reporting information under Item 5 "Other Materially Important Events".

       Entergy, GSU, LP&L and NOPSI

        A current report on Form 8-K, dated December 9, 1994, was filed with the SEC on December 9, 1994, reporting information under Items 4 and 7.

       Entergy and NOPSI

        A current report on Form 8-K, dated December 9, 1994, was filed with the SEC on January 9, 1995, reporting information under
        Item 5 "Other Materially Important Events".

                                EXPERTS


     All statements in Part I of this Annual Report on Form 10-K as to matters of law and legal conclusions, based on the belief or opinion of System Energy or any System operating company or otherwise, pertaining to the titles to properties, franchises and other operating rights of certain of the registrants filing this Annual Report on Form 10-K, and their subsidiaries, the regulations to which they are subject and any legal proceedings to which they are parties are made on the authority of Friday, Eldredge & Clark, 2000 First Commercial Building, 400 West Capitol, Little Rock, Arkansas, as to AP&L and as to Entergy Services in regards to flood litigation; Monroe & Lemann (A Professional Corporation), 201 St. Charles Avenue, Suite 3300, New Orleans, Louisiana, as to LP&L and NOPSI; and Wise Carter Child & Caraway, Professional Association, Heritage Building, Jackson, Mississippi, as to MP&L and System Energy.

       The statements attributed to Clark, Thomas & Winters, a professional corporation, as to legal conclusions with respect to GSU's rate regulation in Texas under Item 1. "Rate Matters and Regulation - Rate Matters - Retail Rate Matters - GSU" and in Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements and GSU's Financial Statements, "Rate and Regulatory Matters," have been reviewed by such firm and are included herein upon the authority of such firm as experts.

      The statements attributed to Sandlin Associates regarding the analysis of River Bend Construction costs of GSU under Item 1. "Rate Matters and Regulation - Rate Matters - Retail Rate Matters - GSU" and in Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements and GSU's Financial Statements, "Rate and Regulatory Matters," have been reviewed by such firm and are included herein upon the authority of such firm as experts.

                          ENTERGY CORPORATION

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                                      ENTERGY CORPORATION



                                      By       LEE W. RANDALL
                                      Lee W. Randall, Vice President
                                      and Chief Accounting Officer

                                      Date: March 27, 1995


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                    Date




    LEE W. RANDALL
    Lee W. Randall     Vice President, Chief Accounting    March 27, 1995
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial Officer; Principal Financial Officer); W. Frank Blount, John A. Cooper, Jr., N. C. Francis, Lucie
     J. Fjeldstad, Kaneaster Hodges, Jr., Robert v.d. Luft, Kinnaird R. McKee, Paul W. Murrill, James R. Nichols, Eugene H. Owen, John N. Palmer, Robert D. Pugh, H. Duke Shackelford, Wm. Clifford Smith, and Bismark A. Steinhagen (Directors).



     By:       LEE W. RANDALL                          March 27, 1995
     (Lee W. Randall, Attorney-in-fact)

                    ARKANSAS POWER & LIGHT COMPANY

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      ARKANSAS POWER & LIGHT COMPANY


                                      By       LEE W. RANDALL
                                      Lee W. Randall, Vice President,
                                      Chief Accounting Officer, and
                                      Assistant Secretary

                                      Date: March 27, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                    Date




    LEE W. RANDALL
    Lee W. Randall     Vice President, Chief Accounting    March 27, 1995
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial Officer; Principal Financial Officer); Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, R. Drake Keith, and Jerry L. Maulden (Directors).



     By:       LEE W. RANDALL                          March 27, 1995
     (Lee W. Randall, Attorney-in-fact)

                     GULF STATES UTILITIES COMPANY

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                                      GULF STATES UTILITIES COMPANY



                                      By       LEE W. RANDALL
                                      Lee W. Randall, Vice President,
                                      Chief Accounting Officer and
                                      Assistant Secretary

                                      Date: March 27, 1995


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                    Date




    LEE W. RANDALL
    Lee W. Randall     Vice President, Chief Accounting    March 27, 1995
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial Officer; Principal Financial Officer); Michael B. Bemis, Frank F. Gallaher, Donald
     C. Hintz, Jerry D. Jackson, and Jerry L. Maulden (Directors).




     By:       LEE W. RANDALL                          March 27, 1995
     (Lee W. Randall, Attorney-in-fact)

                    LOUISIANA POWER & LIGHT COMPANY

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      LOUISIANA POWER & LIGHT COMPANY



                                      By       LEE W. RANDALL
                                      Lee W. Randall, Vice President,
                                      Chief Accounting Officer and
                                      Assistant Secretary

                                      Date: March 27, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                    Date




    LEE W. RANDALL
    Lee W. Randall     Vice President, Chief Accounting    March 27, 1995
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale
     (Senior Vice President and Chief Financial Officer; Principal Financial Officer); Michael B. Bemis, John J. Cordaro, Donald
     C. Hintz,  Jerry  D. Jackson, and Jerry L. Maulden (Directors).




     By:       LEE W. RANDALL                         March 27, 1995
     (Lee W. Randall, Attorney-in-fact)

                   MISSISSIPPI POWER & LIGHT COMPANY

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      MISSISSIPPI POWER & LIGHT COMPANY



                                      By       LEE W. RANDALL
                                      Lee W. Randall, Vice President,
                                      Chief Accounting Officer and
                                      Assistant Secretary

                                      Date: March 27, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                    Date




    LEE W. RANDALL
    Lee W. Randall     Vice President, Chief Accounting    March 27, 1995
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial Officer; Principal Financial Officer); Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, Jerry L. Maulden, and Donald E. Meiners (Directors).




     By:       LEE W. RANDALL                         March 27, 1995
     (Lee W. Randall, Attorney-in-fact)

                    NEW ORLEANS PUBLIC SERVICE INC.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      NEW ORLEANS PUBLIC SERVICE INC.



                                      By       LEE W. RANDALL
                                      Lee W. Randall, Vice President,
                                      Chief Accounting Officer and
                                      Assiatant Secretary

                                      Date: March 27, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                    Date




    LEE W. RANDALL
    Lee W. Randall     Vice President, Chief Accounting    March 27, 1995
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial Officer; Principal Financial Officer); John J. Cordaro, Jerry D. Jackson, and Jerry
     L. Maulden (Directors).




     By:       LEE W. RANDALL                         March 27, 1995
     (Lee W. Randall, Attorney-in-fact)

                     SYSTEM ENERGY RESOURCES, INC.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      SYSTEM ENERGY RESOURCES, INC.



                                      By       LEE W. RANDALL
                                      Lee W. Randall, Vice President
                                      and Chief Accounting Officer

                                      Date: March 27, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




        LEE W. RANDALL
        Lee W. Randall      Vice President and Chief  March 27, 1995
                               Accounting Officer
                         (Principal Accounting Officer)




     Donald C. Hintz (President, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial
     Officer; Principal Financial Officer); Edwin Lupberger (Chairman of the Board), Donald C. Hintz, Jerry D. Jackson, and Jerry L. Maulden (Directors).




     By:       LEE W. RANDALL                         March 27, 1995
     (Lee W. Randall, Attorney-in-fact)

                                                       EXHIBIT 23(a)


                   CONSENT OF INDEPENDENT ACCOUNTANTS

      We consent to the incorporation by reference in Post-Effective Amendment Nos. 2, 3, 4A, and 5A on Form S-8 and the related Prospectuses to registration statement of Entergy Corporation on Form S-4 (File Number 33-54298), of our reports dated February 21, 1995, except for the last paragraph of the section of Note 2 to the consolidated financial statements subtitled "Filings with the PUCT and Texas Cities" as to which the date is March 20, 1995, on our audit of
the   consolidated   financial  statements  and  financial   statement
schedules of Entergy Corporation as of and for the year ended December 31, 1994, which reports include explanatory paragraphs related to rate-related contingencies and legal proceedings and are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Arkansas Power & Light Company on Form S-3 (File Number 33-36149, 33-48356 and 33-50289) of our reports dated February 21, 1995 on our audit of the financial statements and financial statement schedules of Arkansas Power & Light Company as of and for the year ended December 31, 1994 which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in registration statements and the related Prospectuses of Gulf States Utilities Company on Form S-3 (File Numbers 33-49739 and 33-51181) and Form S-8 (File Numbers 2-76551 and 2-98011) of our reports dated February 21,
1995, except for the last paragraph of the section of Note 2 to the financial statements subtitled "Filings with the PUCT and Texas Cities" as to which the date is March 20, 1995, on our audits of the financial statements and financial statement schedules of Gulf States Utilities Company as of December 31, 1994 and 1993 and for the three years ended December 31, 1994, which reports include explanatory paragraphs related to rate-related contingencies, legal proceedings and changes in accounting for income taxes, postretirement benefits, unbilled revenue and power plant materials and supplies and are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Louisiana Power & Light Company on Form S-3 (File Numbers 33-46085, 33-39221 and 33-50937) of our reports dated February 21, 1995 on our audit of the financial statements and financial statement schedules of Louisiana Power & Light Company as of and for the year ended December 31, 1994 which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Mississippi Power & Light Company on Form S-3 (File Numbers 33-53004, 33-55826 and 33-50507) of our reports dated February 21, 1995 on our audit of the financial statements and financial statement schedules of Mississippi Power & Light Company as of and for the year ended December 31, 1994 which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statement and the related Prospectus of New Orleans Public Service Inc. on Form S-3 (File Number 33-57926) of our reports dated February 21, 1995 on our audit of the financial statements and financial statement schedules of New Orleans Public Service Inc. as of and for the year ended December 31, 1994 which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statement and the related Prospectus of System Energy Resources, Inc. on Form S-3 (File Number 33-47662) of our reports dated February 21, 1995 on our audit of the financial statements and financial statement schedules of System Energy Resources, Inc. as of and for the year ended December 31, 1994 which are included in this Annual Report on Form 10-K.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
New Orleans, Louisiana
March 24, 1995

                                                       EXHIBIT 23(b)


                     INDEPENDENT AUDITORS' CONSENT


      We consent to the incorporation by reference in Post-Effective Amendment Nos. 2, 3, 4A, and 5A on Form S-8 to Registration Statement No. 33-54298 of Entergy Corporation on Form S-4, and the related Prospectuses, of our reports dated February 11, 1994 (which express an unqualified opinion and include explanatory paragraphs as to uncertainties because of certain regulatory and litigation matters), appearing in this Annual Report on Form 10-K of Entergy Corporation.

     We also consent to the incorporation by reference in Registration Statements Nos. 33-36149, 33-48356 and 33-50289 of Arkansas Power & Light Company on Form S-3, and the related Prospectuses, of our reports dated February 11, 1994, appearing in this Annual Report on Form 10-K of Arkansas Power & Light Company.

     We also consent to the incorporation by reference in Registration Statements Nos. 33-46085, 33-39221 and 33-50937 of Louisiana Power & Light Company on Form S-3, and the related Prospectuses, of our reports dated February 11, 1994, appearing in this Annual Report on Form 10-K of Louisiana Power & Light Company.

     We also consent to the incorporation by reference in Registration Statements Nos. 33-53004, 33-55826 and 33-50507 of Mississippi Power & Light Company on Form S-3, and the related Prospectuses, of our reports dated February 11, 1994, appearing in this Annual Report on Form 10-K of Mississippi Power & Light Company.

     We also consent to the incorporation by reference in Registration Statement No. 33-57926 of New Orleans Public Service Inc. on Form S-3, and the related Prospectus, of our reports dated February 11, 1994, appearing in this Annual Report on Form 10-K of New Orleans Public Service Inc.

     We also consent to the incorporation by reference in Registration Statement No. 33-47662 of System Energy Resources, Inc. on Form S-3, and the related Prospectus, of our reports dated February 11, 1994 (November 30, 1994 as to Note 2, "Rate and Regulatory Matters - FERC Settlement"), appearing in this Annual Report on Form 10-K of System Energy Resources, Inc.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 27, 1995

                                                       EXHIBIT 23(c)


                          CONSENT OF EXPERTS


      We consent to the reference to our firm under the heading "Experts" in this Annual Report on Form 10-K. We further consent to the incorporation by reference of such reference to our firm into Arkansas Power & Light Company's ("AP&L") Registration Statements (Form S-3, File Nos. 33-36149, 33-48356 and 33-50289) and related
Prospectuses, pertaining to AP&L's First Mortgage Bonds and  Preferred
Stock.

                                        Very truly yours,

                                        /s/ Friday, Eldredge & Clark

                                        FRIDAY, ELDREDGE & CLARK

Date:  March 27, 1995

                                                       EXHIBIT 23(d)


                                CONSENT


      We consent to the reference to our firm under the heading "Experts", and to the inclusion in this Annual Report on Form 10-K of Gulf States Utilities Company ("GSU") of the statements of legal conclusions attributed to us herein (the Statements of Legal Conclusions) under Part I, Item 1. Business - "Rate Matters and Regulation" and in the discussion of Texas jurisdictional matters set forth in Note 2 to GSU's Financial Statements and Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements appearing as Item 8. of Part II of this Form 10-K, which Statements of Legal Conclusions have been prepared or reviewed by us (Clark, Thomas & Winters, a Professional Corporation). We also consent to the incorporation by reference in the registration statements of GSU on Form S-3 and Form S-8 (File Numbers 2-76551, 2-98011, 33-49739, and
33-51181) of such reference and Statements of Legal Conclusions.]

                                        /s/ Clark, Thomas & Winters

                                        CLARK, THOMAS & WINTERS
                                        A Professional Corporation




Austin, Texas
March 27, 1995

                                                       EXHIBIT 23(e)


                                CONSENT


      We consent to the reference to our firm under the heading "Experts" and to the inclusion in this Annual Report on Form 10-K of Gulf States Utilities Company ("GSU") of the statements (Statements) regarding the analysis by our Firm of River Bend construction costs which are made herein under Part I, Item 1. Business - "Rate Matters and Regulation" and in the discussion of Texas jurisdictional matters set forth in Note 2 to GSU's Financial Statements and Note 2 to Entergy Corporation and Subsidiaries' Consolidated Financial Statements appearing as Item 8. of Part II of this Form 10-K, which Statements have been prepared or reviewed by us (Sandlin Associates). We also consent to the incorporation by reference in the registration statements of GSU on Form S-3 and Form S-8 (File Numbers 2-76551, 2-98011, 33-49739 and 33-51181) of such reference and Statements.


                                        /s/ Sandlin Associates

                                        SANDLIN ASSOCIATES
                                        Management Consultants

Pasco, Washington
March 27, 1995

                                                       EXHIBIT 23(f)


                          CONSENT OF EXPERTS


      We consent to the reference to our firm under the heading "Experts" in this Annual Report on Form 10-K. We further consent to the incorporation by reference of such reference to our firm into Louisiana Power & Light Company's ("LP&L") Registration Statements (Form S-3, File Nos. 33-46085, 33-39221 and 33-50937) and the related
Prospectuses, pertaining to LP&L's First Mortgage Bonds and Preferred Stock, and into New Orleans Public Service Inc.'s ("NOPSI") Registration Statement (Form S-3, File No. 33-57926) and the related Prospectus pertaining to NOPSI's General and Refunding Mortgage Bonds.

                                        Very truly yours,

                                        /s/ Monroe & Lemann

                                        MONROE & LEMANN

Date:  March 27, 1995

                                                       EXHIBIT 23(g)


                          CONSENT OF EXPERTS


      We consent to the reference to our firm under the heading "Experts" in this Annual Report on Form 10-K. We further consent to the incorporation by reference of such reference to our firm into System Energy Resources, Inc.'s (System Energy) Registration Statement on Form S-3 (File No. 33-47662) and the related prospectus pertaining to System Energy's First Mortgage Bonds, and into Mississippi Power & Light Company's ("MP&L") Registration Statements on Form S-3 (File Nos. 33-53004, 33-55826 and 33-50507) and the related prospectuses pertaining to MP&L's Preferred Stock and General and Refunding Mortgage Bonds.

                                        Very truly yours,

                                        WISE CARTER CHILD & CARAWAY
                                        Professional Association


                                        By   /s/ ROBERT B. MCGEHEE
                                                  Robert B. McGehee

Date:  March 27, 1995

  REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and the Board of Directors of Entergy Corporation

      We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries and the financial statements of Arkansas Power & Light Company, Louisiana Power & Light Company, Mississippi
Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc. as of and for the year ended December 31, 1994, and the financial statements of Gulf States Utilities Company as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our reports included elsewhere in this Form 10-K, thereon dated February 21, 1995, except for the last paragraph of the section of the Entergy Corporation and Gulf States Utilities Company Note 2 subtitled "Filings with the PUCT and Texas Cities", as to which the date is March 20, 1995, which reports as to Entergy Corporation and Gulf States Utilities Company include explanatory paragraphs related to rate-related contingencies and legal proceedings, and which report as to Gulf States Utilities Company includes an explanatory paragraph related to changes in accounting for income taxes, postretirement benefits, unbilled revenue and power plant materials and supplies. In connection with our audits of such financial statements, we have also audited the related financial statement schedules included in Item 14(a)2 of this Form 10-K.

      In our opinion the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
New Orleans, Louisiana
February 21, 1995, except for the last paragraph of "Filings with the PUCT and Texas Cities" in
Note 2, as to which the date is March 20, 1995

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and the Board of Directors of Entergy Corporation

      We have audited the consolidated financial statements of Entergy Corporation and subsidiaries and the financial statements of Arkansas Power & Light Company, Louisiana Power & Light Company, Mississippi
Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc. as of December 31, 1993, and for each of the two years in the period ended December 31, 1993, and have issued our reports thereon dated February 11, 1994, which report as to Entergy Corporation includes explanatory paragraphs as to uncertainties because of certain regulatory and litigation matters, and which report as to System Energy Resources, Inc. is dated November 30, 1994 as to
Note 2, "Rate and Regulatory Matters - FERC Settlement"; such reports are included elsewhere in this Form 10-K. Our audits also included the 1993 and 1992 financial statement schedules of these companies, listed in Item 14(a)2. These financial statement schedules are the responsibility of the companies' managements. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of Gulf States Utilities Company (a consolidated subsidiary of Entergy Corporation acquired on December 31, 1993), which statements reflect total assets constituting 31% of consolidated total assets at December 31, 1993. Those statements were audited by other auditors whose report (which included explanatory paragraphs regarding uncertainties because of certain regulatory and litigation matters) has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulf States Utilities Company, is based solely on the report of such other auditors. In our opinion, based on our audits and the report of the other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 11, 1994

                INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule                                                         Page

 I        Financial Statements of Entergy Corporation:
            Balance Sheets, December 31, 1994 and 1993            S-2
            Statements of Cash Flows - For the Years Ended
               December 31, 1994, 1993 and 1992                   S-3
            Statements of Income - For the Years Ended
               December 31, 1994, 1993 and 1992                   S-4
            Statements of Retained Earnings and Paid-In
               Capital - For the Years Ended
               December 31, 1994, 1993 and 1992                   S-5
 II       Valuation and Qualifying Accounts
            1994, 1993 and 1992:
               Entergy Corporation and Subsidiaries               S-6
               Arkansas Power & Light Company                     S-7
               Gulf States Utilities Company                      S-8
               Louisiana Power & Light Company                    S-9
               Mississippi Power & Light Company                  S-10
               New Orleans Public Service Inc.                    S-11


      Schedules other than those listed above are omitted because they are not required, not applicable or the required information is shown in the financial statements or notes thereto.

      Columns have been omitted from schedules filed because the information is not applicable.

                        ENTERGY CORPORATION

    SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                           BALANCE SHEETS

                                                             December 31,
                                                        1994          1993
                                                           (In Thousands)
                      ASSETS

Construction work in progress                                 -      $22,861
                                                     ----------   ----------

Investment in Wholly-owned Subsidiaries              $6,110,504    6,449,165
                                                     ----------   ----------

Current Assets:
  Cash equivalents:
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                             83,339      100,401
        Other                                           169,369       52,150
                                                     ----------   ----------
           Total cash equivalents                       252,708      152,551
  Accounts receivable:
    Associated companies                                 10,413        3,086
    Other                                                   375        2,467
  Interest receivable                                       923        1,073
  Other                                                   6,901        1,166
                                                     ----------   ----------
           Total                                        271,320      160,343
                                                     ----------   ----------

Deferred Debits                                          55,185       93,479
                                                     ----------   ----------
           TOTAL                                     $6,437,009   $6,725,848
                                                     ==========   ==========

          CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock, $.01 par value in 1994 and 1993:
    authorized 500,000,000 shares; issued and
    outstanding 230,017,485 shares in 1994 and
    231,219,737 shares in 1993                           $2,300       $2,312
  Paid-in capital                                     4,202,134    4,223,682
  Retained earnings                                   2,223,739    2,310,082
  Less - treasury stock (2,608,908 shares in 1994)       77,378            -
                                                     ----------   ----------
           Total common shareholders' equity          6,350,795    6,536,076
                                                     ----------   ----------

Current Liabilities:
  Notes payable                                               -       43,000
  Accounts payable:
    Associated companies                                  4,578        7,556
    Other                                                 1,102       10,069
  Other current liabilities                               5,021        1,849
                                                     ----------   ----------
           Total                                         10,701       62,474
                                                     ----------   ----------

Deferred Credits and Noncurrent Liabilities              75,513      127,298
                                                     ----------   ----------
           Total                                     $6,437,009   $6,725,848
                                                     ==========   ==========

See Entergy Corporation and Subsidiaries Notes to Consolidated Financial
 Statements in Part II, Item 8.

                                   ENTERGY CORPORATION

                SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                                STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                                  1994       1993       1992
                                                                 (In Thousands)
Operating Activities:
  Net income                                                   $341,841    $551,930   $437,637
  Noncash items included in net income:
    Equity in earnings of subsidiaries                         (369,702)   (557,681)  (454,947)
    Deferred income taxes                                         7,007       3,771      3,146
    Depreciation                                                    959
  Changes in working capital:
    Receivables                                                  (5,085)     (1,082)     2,875
    Payables                                                    (11,945)      1,367    (26,241)
    Other working capital accounts                               (2,563)        531     16,034
  Common stock dividends received from subsidiaries             763,400     686,700    487,854
  Other                                                         (12,136)    (20,938)   (15,012)
                                                               --------    --------   --------
    Net cash flow provided by operating activities              711,776     664,598    451,346
                                                               --------    --------   --------
Investing Activities:
  Merger with GSU - cash paid                                         -    (250,000)         -
  Investment in subsidiaries                                    (49,892)    (86,221)   (79,228)
  Capital expenditures                                           (3,178)    (22,861)         -
  Decrease in other temporary investments                             -      17,012    114,651
  Proceeds received from the sale of property                    26,000           -          -
  Advance to subsidiary                                         (11,840)    (24,642)   (12,005)
                                                               --------    --------   --------
    Net cash flow provided by (used in) investing activities    (38,910)   (366,712)    23,418
                                                               --------    --------   --------
Financing Activities:
  Changes in short-term borrowings                              (43,000)     43,000          -
  Common stock dividends paid                                  (410,223)   (287,483)  (256,117)
  Retirement of common stock                                   (119,486)    (20,558)  (105,673)
                                                               --------    --------   --------
    Net cash flow used in financing activities                 (572,709)   (265,041)  (361,790)
                                                               --------    --------   --------
Net increase in cash and cash equivalents                       100,157      32,845    112,974

Cash and cash equivalents at beginning of period                152,551     119,706      6,732
                                                               --------    --------   --------
Cash and cash equivalents at end of period                     $252,708    $152,551   $119,706
                                                               ========    ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Noncash investing and financing activities:
    Merger with GSU-Common stock issued                               -  $2,031,101          -


See Entergy Corporation and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8.

                                ENTERGY CORPORATION
                SCHEDULE I-FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                                STATEMENTS OF INCOME


                                              For the Years Ended December 31,
                                                 1994      1993       1992
                                                      (In Thousands)

Income:
  Equity in income of subsidiaries             $369,701  $557,681   $454,947
  Interest on temporary investments              25,496    18,520     20,011
                                               --------  --------   --------
        Total                                   395,197   576,201    474,958
                                               --------  --------   --------

Expenses and Other Deductions:
  Administrative and general expenses            57,846    25,129     32,412
  Income taxes (credit)                          (6,350)    3,587      4,734
  Taxes other than income (credit)                  465      (696)       167
  Interest (credit)                               1,395    (3,749)         8
                                               --------  --------   --------
        Total                                    53,356    24,271     37,321
                                               --------  --------   --------
Net Income                                     $341,841  $551,930   $437,637
                                               ========  ========   ========


See Entergy Corporation and Subsidiaries Notes to consolidated financial Statements in Part II, Item 8.


                                      ENTERGY CORPORATION

                SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                   STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL
                                                        For the Years Ended December 31,
                                                         1994         1993       1992
                                                                  (In Thousands)

Retained Earnings, January 1                          $2,310,082   $2,062,188   $1,943,298
  Add:
    Net income                                           341,841      551,930      437,637
                                                      ----------   ----------   ----------
        Total                                          2,651,923    2,614,118    2,380,935
                                                      ----------   ----------   ----------
  Deduct:
    Dividends declared on common stock                   411,806      288,342      255,479
    Common stock retirements                              13,940       13,906       59,187
    Capital stock and other expenses                       2,438        1,788        4,081
                                                      ----------   ----------   ----------
        Total                                            428,184      304,036      318,747
                                                      ----------   ----------   ----------
Retained Earnings, December 31                        $2,223,739   $2,310,082   $2,062,188
                                                      ==========   ==========   ==========


Paid-in Capital, January 1                            $4,223,682   $1,327,589   $1,357,883
  Add:
    Gain (loss) on reacquisition of
      subsidiaries' preferred stock                          (23)         (20)      (1,323)
    Issuance of 56,695,724 shares of common
      stock in the merger with GSU                             -    2,027,325            -
    Issuance of 174,552,011 shares of common
      stock at $.01 par value net of the
      retirement of 174,552,011 shares of
      common stock at $5.00 par value                          -      871,015            -
                                                      ----------   ----------   ----------
     Total                                             4,223,659    4,225,909    1,356,560
                                                      ----------   ----------   ----------
  Deduct:
    Common stock retirements                              22,468        4,389       28,127
    Capital stock discounts and other expenses              (943)      (2,162)         844
                                                      ----------   ----------   ----------
       Total                                              21,525        2,227       28,971
                                                      ----------   ----------   ----------
Paid-in Capital, December 31                          $4,202,134   $4,223,682   $1,327,589
                                                      ==========   ==========   ==========

See Entergy Corporation and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8.

                             ENTERGY CORPORATION AND SUBSIDIARIES

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         Years Ended December 31, 1994, 1993, and 1992
                                         (In Thousands)
           Column A              Column B       Column C       Column D     Column E    Column F
                                                                 Other
                                                Additions       Changes
                                            -----------------  ----------
                                 Balance at        Charged to  Deductions                Balance
                                 Beginning  Charged   Other       from                    at
                                    of        to    Accounts   Provisions  Acquisition   End of
    Description                   Period    Income  (Note 1)    (Note 2)     of GSU      Period
Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                $8,808    $8,266       -     $10,334           -      $6,740
                                  =======   =======     ===     =======     =======     =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance              $34,546   $25,592       -     $27,267           -     $32,871
  Injuries and damages (Note 3)    23,096    10,993       -      12,023           -      22,066
  Environmental                    26,753    21,292       -       5,306           -      42,739
                                  -------   -------     ---     -------     -------     -------
     Total                        $84,395   $57,877       -     $44,596           -     $97,676
                                  =======   =======     ===     =======     =======     =======

Year ended December 31, 1993
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                $6,193    $8,565       -      $8,333      $2,383      $8,808
                                  =======   =======     ===     =======     =======     =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance              $25,177    $5,714       -      $7,217     $10,872     $34,546
  Injuries and damages (Note 3)    15,978    11,702       -      14,053       9,469      23,096
  Environmental                     8,006     1,672       -       1,076      18,151      26,753
                                  -------   -------     ---     -------     -------     -------
     Total                        $49,161   $19,088       -     $22,346     $38,492     $84,395
                                  =======   =======     ===     =======     =======     =======

Year ended December 31, 1992
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                $8,125    $3,654       -      $5,586           -      $6,193
                                  =======   =======     ===     =======     =======     =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance              $35,056   $10,820       -     $20,699           -     $25,177
  Injuries and damages (Note 3)    14,614    11,053      20       9,709           -      15,978
  Environmental                     8,835       853       -       1,682           -       8,006
                                  -------   -------     ---     -------     -------     -------
     Total                        $58,505   $22,726     $20     $32,090           -     $49,161
                                  =======   =======     ===     =======     =======     =======

___________
Notes:
(1) Charged to clearing and other accounts.

(2) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(3) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries\ and damages.

                           ARKANSAS POWER & LIGHT COMPANY

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended December 31, 1994, 1993, and 1992
                                   (In Thousands)

           Column A                Column B         Column C          Column D     Column E
                                                                       Other
                                                    Additions         Changes
                                                -----------------    ----------
                                   Balance at            Charged to  Deductions    Balance
                                   Beginning    Charged    Other       from          at
                                      of          to      Accounts   Provisions    End of
    Description                     Period      Income    (Note 1)    (Note 2)     Period
Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                 $2,050      $1,967         -       $2,067      $1,950
                                   =======     =======       ===      =======     =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $2,821     $18,782         -      $19,687      $1,916
  Injuries and damages (Note 2)      3,259       1,316         -        1,915       2,660
  Environmental                      6,825       1,510         -        2,985       5,350
                                   -------     -------       ---      -------     -------
     Total                         $12,905     $21,608         -      $24,587      $9,926
                                   =======     =======       ===      =======     =======

Year ended December 31, 1993
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                 $1,613      $3,439         -       $3,002      $2,050
                                   =======     =======       ===      =======     =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $5,182      $1,952         -       $4,313      $2,821
  Injuries and damages (Note 2)      5,851       4,070         -        6,662       3,259
  Environmental                      6,766       1,122         -        1,063       6,825
                                   -------     -------       ---      -------     -------
     Total                         $17,799      $7,144         -      $12,038     $12,905
                                   =======     =======       ===      =======     =======

Year ended December 31, 1992
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                 $3,430         $(3)        -       $1,814      $1,613
                                   =======     =======       ===      =======     =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $7,827      $4,000         -       $6,645      $5,182
  Injuries and damages (Note 2)      4,254       7,086         -        5,489       5,851
  Environmental                      7,595         853         -        1,682       6,766
                                   -------     -------       ---      -------     -------
     Total                         $19,676     $11,939         -      $13,816     $17,799
                                   =======     =======       ===      =======     =======

___________
Notes:
 (1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

 (2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.


                                GULF STATES UTILITIES COMPANY

                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           Years Ended December 31, 1994, 1993 and 1992
                                         (In Thousands)
           Column A                Column B         Column C          Column D     Column E
                                                                       Other
                                                    Additions         Changes
                                                -----------------    ----------
                                   Balance at            Charged to  Deductions    Balance
                                   Beginning    Charged    Other       from          at
                                      of          to      Accounts   Provisions    End of
    Description                     Period      Income    (Note 1)    (Note 2)     Period
Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                 $2,383        $701          -       $2,369        $715
                                   =======     =======        ===       ======     =======
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance               $10,872      $2,170          -       $2,591     $10,451
  Injuries and damages (Note 3)      9,469       2,970          -        5,517       6,922
  Environmental                     18,151       2,589          -          426      20,314
                                   -------     -------        ---       ------     -------
     Total                         $38,492      $7,729          -       $8,534     $37,687
                                   =======     =======        ===       ======     =======

Year ended December 31, 1993
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                 $2,953        $929          -       $1,499      $2,383
                                   =======     =======        ===       ======     =======
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                $9,397      $1,302          -        ($173)    $10,872
  Injuries and damages (Note 3)      6,594      11,511          -        8,636       9,469
  Environmental                     19,328           3          -        1,180      18,151
                                   -------     -------        ---       ------     -------
     Total                         $35,319     $12,816          -       $9,643     $38,492
                                   =======     =======        ===       ======     =======

Year ended December 31, 1992
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                 $2,796      $2,271          -       $2,114      $2,953
                                   =======     =======        ===       ======     =======
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance               $10,975     ($1,578)         -           $0      $9,397
  Injuries and damages (Note 3)      5,120       3,367          -        1,893       6,594
  Environmental                     16,184       4,618          -        1,474      19,328
                                   -------     -------        ---       ------     -------
     Total                         $32,279      $6,407          -       $3,367     $35,319
                                   =======     =======        ===       ======     =======

___________
Notes:
(1)  Charged to clearing and other accounts.

(2) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(3) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.

                               LOUISIANA POWER & LIGHT COMPANY

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         Years Ended December 31, 1994, 1993, and 1992
                                         (In Thousands)
           Column A                Column B         Column C          Column D     Column E
                                                                       Other
                                                    Additions         Changes
                                                -----------------    ----------
                                   Balance at            Charged to  Deductions    Balance
                                   Beginning    Charged    Other       from          at
                                      of          to      Accounts   Provisions    End of
    Description                     Period      Income    (Note 1)    (Note 2)     Period
Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                  $1,075      $2,023       -        $1,923       $1,175
                                    =======     =======     ===       =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $2,388      $3,120       -        $4,694          814
  Injuries and damages (Note 2)       4,779       5,848       -         3,277        7,350
  Environmental                       1,237      16,868       -         1,711       16,394
                                    -------     -------     ---       -------      -------
     Total                           $8,404     $25,836       -        $9,682      $24,558
                                    =======     =======     ===       =======      =======

Year ended December 31, 1993
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                  $1,956        $337       -        $1,218       $1,075
                                    =======     =======     ===       =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $2,474      $1,800       -        $1,886       $2,388
  Injuries and damages (Note 2)       6,153       2,748       -         4,122        4,779
  Environmental                         700         550       -            13        1,237
                                    -------     -------     ---       -------      -------
     Total                           $9,327      $5,098       -        $6,021       $8,404
                                    =======     =======     ===       =======      =======

Year ended December 31, 1992
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                  $1,956      $1,324       -        $1,324       $1,956
                                    =======     =======     ===       =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $9,174      $4,300       -       $11,000       $2,474
  Injuries and damages (Note 2)       6,153       2,283       -         2,283        6,153
  Environmental                         700           -       -             -          700
                                    -------     -------     ---       -------      -------
     Total                          $16,027      $6,583       -       $13,283       $9,327
                                    =======     =======     ===       =======      =======

___________
Notes:
 (1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

 (2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.


                        MISSISSIPPI POWER & LIGHT COMPANY

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended December 31, 1994, 1993, and 1992
                                 (In Thousands)

           Column A                Column B         Column C          Column D     Column E
                                                                       Other
                                                    Additions         Changes
                                                -----------------    ----------
                                   Balance at            Charged to  Deductions    Balance
                                   Beginning    Charged    Other       from          at
                                      of          to      Accounts   Provisions    End of
    Description                     Period      Income    (Note 1)    (Note 2)     Period
Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                 $2,470       $1,897       -       $2,297        $2,070
                                    ======       ======     ===       ======        ======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $2,554       $1,520       -         $295        $3,779
  Injuries and damages (Note 3)      3,478          365       -          118         3,725
  Environmental                        500          300       -          116           684
                                    ------       ------     ---       ------        ------
     Total                          $6,532       $2,185       -         $529        $8,188
                                    ======       ======     ===       ======        ======

Year ended December 31, 1993
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                 $1,274       $3,629       -       $2,433        $2,470
                                    ======       ======     ===       ======        ======

 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $2,051       $1,521       -       $1,018        $2,554
  Injuries and damages (Note 3)      1,645        3,202       -        1,369         3,478
  Environmental                        500            -       -            -           500
                                    ------       ------     ---       ------        ------
     Total                          $4,196       $4,723       -       $2,387        $6,532
                                    ======       ======     ===       ======        ======

Year ended December 31, 1992
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                 $1,389         $834       -         $949        $1,274
                                    ======       ======     ===       ======        ======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $3,300       $1,520       -       $2,769        $2,051
  Injuries and damages (Note 3)      1,863          333      20          571         1,645
  Environmental                        500            -       -            -           500
                                    ------       ------     ---       ------        ------
     Total                          $5,663       $1,853     $20       $3,340        $4,196
                                    ======       ======     ===       ======        ======

___________
Notes:
(1) Charged to clearing and other accounts.

(2) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(3) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.


                                NEW ORLEANS PUBLIC SERVICE INC.

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          Years Ended December 31, 1994, 1993, and 1992
                                         (In Thousands)
           Column A                Column B         Column C          Column D     Column E
                                                                       Other
                                                    Additions         Changes
                                                -----------------    ----------
                                   Balance at            Charged to  Deductions    Balance
                                   Beginning    Charged    Other       from          at
                                      of          to      Accounts   Provisions    End of
    Description                     Period      Income    (Note 1)    (Note 2)     Period
Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $830     $1,678         -       $1,678         $830
                                    =======     ======       ===       ======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $15,911          -         -            -      $15,911
  Injuries and damages (Note 2)       2,111        494         -        1,196        1,409
  Environmental                          40         25         -           68           (3)
                                    -------     ------       ---       ------      -------
     Total                          $18,062       $519         -       $1,264      $17,317
                                    =======     ======       ===       ======      =======

Year ended December 31, 1993
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                  $1,350     $1,160         -       $1,680         $830
                                    =======     ======       ===       ======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $15,470       $441         -            -      $15,911
  Injuries and damages (Note 2)       2,329      1,682         -        1,900        2,111
  Environmental                          40          -         -            -           40
                                    -------     ------       ---       ------      -------
     Total                          $17,839     $2,123         -       $1,900      $18,062
                                    =======     ======       ===       ======      =======

Year ended December 31, 1992
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                  $1,350     $1,499         -       $1,499       $1,350
                                    =======     ======       ===       ======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $14,755     $1,000         -         $285      $15,470
  Injuries and damages (Note 2)       2,344      1,351         -        1,366        2,329
  Environmental                          40          -         -            -           40
                                    -------     ------       ---       ------      -------
     Total                          $17,139     $2,351         -       $1,651      $17,839
                                    =======     ======       ===       ======      =======

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.

                             EXHIBIT INDEX


        The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference. The exhibits marked with a (+) are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by Item 14 of Form 10-K. Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being physically filed with this Form 10-K.

(3) (i)  Articles of Incorporation

Entergy Corporation

(a)    1    --   Certificate  of Incorporation of Entergy Corporation  (A-1(a)
                 to Rule 24 Certificate in 70-8059).

System Energy

(b)    1    --   Amended  and  Restated  Articles of Incorporation  of  System
                 Energy,  as  executed April 28, 1989 (A-1(a) to Form  U-1  in
                 70-5399).

AP&L

(c)    1    --   Amended  and Restated Articles of Incorporation of  AP&L,  as
                 amended (4(c) in 33-50289).

GSU

(d)    1    --   Restated Articles of Incorporation, as amended, of GSU  (A-11 in 70-8059).

(d)    2    --   Statement   of  Resolution  amending  Restated  Articles   of
                 Incorporation, as amended, of GSU (A-11(a) in 70-8059).

LP&L

(e)    1    --   Restated Articles of Incorporation of LP&L, as amended  (3(a)
                 to Form 10-Q for the quarter ended June 30, 1994 in 1-8474).

MP&L

(f)    1    --   Restated Articles of Incorporation of MP&L, as amended  (3(b)
                 to Form 10-Q for the quarter ended June 30, 1994 in 0-320).

*(f)   2    --   Articles  of  Amendment to Restated Articles of Incorporation
                 of  MP&L, as amended, as executed January 18, 1995 and  March
                 7, 1995.

NOPSI

(g)    1    --   Restated Articles of Incorporation of NOPSI, as amended (3(c)
                 to Form 10-Q for the quarter ended June 30, 1994 in 0-5807).


(3) (ii) By-Laws

(a)         --   By-Laws of Entergy Corporation (A-2(a) to Rule 24 Certificate
                 in 70-8059).

(b)         --   By-Laws of System Energy (A-2(a) in 70-5399).

(c)         --   By-Laws of AP&L (3(d)  to  Form  10-Q  for  the  quarter ended
                 June 30, 1994).

(d)         --   By-Laws of GSU (3(e)  to  Form  10-Q  for  the  quarter  ended
                 June 30, 1994).

(e)         --   By-Laws of LP&L (A-4 in 70-6962).

(f)         --   By-Laws  of  MP&L (3(f) to Form 10-Q for the  quarter  ended
                 June 30, 1994).

(g)         --   By-Laws  of  NOPSI (3(g) to Form 10-Q for the  quarter  ended
                 June 30, 1994).

(4)    Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation

(a)    1    --   See  (4)(b) through (4)(g) below for instruments defining the rights of holders of long-term debt of System Energy, AP&L, GSU, LP&L, MP&L and NOPSI.

(a)    2    --   Revolving  Credit  Agreement, dated as of  January  31,  1989 between  System Fuels and Bank of America National Trust  and
                 Savings  Association  (B-1(c) to Rule 24  Certificate,  dated
                 February 1, 1989, in 70-7574), as amended by First Amendment to Revolving Credit Agreement, dated as of August 28, 1990 (A to Rule 24 Certificate, dated October 31, 1990, in 70-7574).

(a)    3    --   Security  Agreement  dated  as of January  31,  1989  between
                 System  Fuels and Bank of America National Trust and  Savings
                 Association (B-3(c) to Rule 24 Certificate, dated February 1,
                 1989, in 70-7574).

(a)    4    --   Credit Agreement, dated as of October 3, 1989, between System
                 Fuels  and The Yasuda Trust and Banking Co., Ltd.,  New  York
                 Branch,  as  agent  (B-1(c)  to Rule  24  Certificate,  dated
                 October 6, 1989, in 70-7668).

(a)    5    --   First  Amendment,  dated  as of  March  1,  1992,  to  Credit
                 Agreement, dated as of October 3, 1989, between System Fuels and The Yasuda Trust and Banking Co., Ltd., New York Branch, as agent (4(a)5 to Form 10-K for the year ended December 31, 1991 in 1-3517).

(a)    6    --   Second  Amendment, dated as of September 30, 1992, to  Credit
                 Agreement dated as of October 3, 1989, between System Fuels and The Yasuda Trust and Banking Co., Ltd., New York Branch, as agent (4(a)6 to Form 10-K for the year ended December 31, 1992 in 1-3517).

(a)    7    --   Security  Agreement, dated as of October 3, 1989, as amended, between  System Fuels and The Yasuda Trust and  Banking  Co.,
                 Ltd.,   New  York  Branch,  as  agent  (B-3(c)  to  Rule   24
                 Certificate, dated October 6, 1989, in 70-7668), as amended by First Amendment to Security Agreement, dated as of March 14, 1990 (A to Rule 24 Certificate, dated March 7,
                 1990, in 70-7668).

(a)    8    --   Consent  and  Agreement, dated as of October 3,  1989,  among
                 System  Fuels,  The Yasuda Trust and Banking Co.,  Ltd.,  New
                 York Branch, as agent, AP&L, LP&L, and System Energy (B-5(c) to Rule 24 Certificate, dated October 6, 1989, in 70-7668).

System Energy

(b)    1    --   Mortgage   and  Deed  of  Trust,  as  amended   by   nineteen
                 Supplemental Indentures (A-1 in 70-5890 (Mortgage); B  and  C
                 to  Rule  24  Certificate in 70-5890 (First); B  to  Rule  24
                 Certificate in 70-6259 (Second); 20(a)-5 to Form 10-Q for the
                 quarter  ended June 30, 1981, in 1-3517 (Third); A-1(e)-1  to
                 Rule  24  Certificate  in  70-6985 (Fourth);  B  to  Rule  24
                 Certificate  in 70-7021 (Fifth); B to Rule 24 Certificate  in
                 70-7021  (Sixth);  A-3(b) to Rule 24 Certificate  in  70-7026
                 (Seventh); A-3(b) to Rule 24 Certificate in 70-7158 (Eighth);
                 B  to Rule 24 Certificate in 70-7123 (Ninth); B-1 to Rule  24
                 Certificate in 70-7272 (Tenth); B-2 to Rule 24 Certificate in
                 70-7272  (Eleventh);  B-3 to Rule 24 Certificate  in  70-7272
                 (Twelfth);   B-1   to   Rule   24  Certificate   in   70-7382
                 (Thirteenth);   B-2  to  Rule  24  Certificate   in   70-7382
                 (Fourteenth);  A-2(c)  to  Rule  24  Certificate  in  70-7946
                 (Fifteenth);  A-2(c)  to  Rule  24  Certificate  in   70-7946
                 (Sixteenth);  A-2(d)  to  Rule  24  Certificate  in   70-7946
                 (Seventeenth);  A-2(e) to Rule 24 Certificate  dated  May  4,
                 1993   in  70-7946  (Eighteenth);  and  A-2(g)  to  Rule   24
                 Certificate dated May 6, 1994, in 70-7946 (Nineteenth)).

(b)    2    --   Facility Lease No. 1, dated as of December 1, 1988, between
                 Meridian Trust Company and Stephen M. Carta (Steven Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1,
                 1989 (B-22(b) (1) to Rule 24 Certificate dated April 21,
                 1989 in 70-7561) and Lease Supplement No. 2 dated as of
                 January 1, 1994 (B-3(d) to Rule 24 Certificate dated
                 January 31, 1994 in 70-8215).

(b)    3    --   Facility Lease No. 2, dated as of December 1, 1988, between
                 Meridian Trust Company and Stephen M. Carta (Steven Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (2) to Rule 24 Certificate dated
                 April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-4(d) Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b)    4    --   Installment Sale Agreement, dated as of December 1, 1983
                 between System Energy and Claiborne County, Mississippi
                 (B-1 to First Rule 24 Certificate in 70-6913).

(b)    5    --   Indenture of Trust, dated as of December 1, 1983, between
                 Claiborne County, Mississippi and Deposit Guaranty National
                 Bank (A-1 to First Rule 24 Certificate in 70-6913).

(b)    6    --   Installment Sale Agreement, dated as of June 1, 1984, between
                 System Energy and Claiborne County, Mississippi (B-2 to Second
                 Rule 24 Certificate in 70-6913).

(b)    7    --   Indenture of Trust, dated as of June 1, 1984, between
                 Claiborne Country, Mississippi and Deposit Guaranty National
                 Bank (A-2 to Second Rule 24 Certificate in 70-6913).

(b)    8    --   Installment Sale Agreement, dated as of December 1, 1984,
                 between System Energy and Claiborne County, Mississippi
                 (B-1 to First Rule 24 Certificate in 70-7026).

(b)    9    --   Indenture of Trust, dated as of December 1, 1984, between
                 Claiborne County, Mississippi and Deposit Guaranty National
                 Bank (B-2 to First Rule 24 Certificate in 70-7026).

(b)   10    --   Installment Sale Agreement, dated as of June 15, 1985,
                 between System Energy and Claiborne County, Mississippi
                 (B-1(b) to Third Rule 24 Certificate in 70-7026).

(b)   11    --   Indenture of Trust, dated as of June 15, 1985, between
                 Claiborne County, Mississippi and Deposit Guaranty National
                 Bank (B-2(b) to Third Rule 24 Certificate in 70-7026).

(b)   12    --   Installment Sale Agreement, dated as of May 1, 1986,
                 between System Energy and Claiborne County, Mississippi
                 (B-1(b) to Rule 24 Certificate in 70-7158).

(b)   13    --   Indenture of Trust, dated as of May 1, 1986, between
                 Claiborne County, Mississippi and Deposit Guaranty National
                 Bank (B-2(b) to Rule 24 Certificate in 70-7158).

AP&L

(c)    1    --   Mortgage   and  Deed  of  Trust,  as  amended  by   fifty-two
                 Supplemental Indentures (7(d) in 2-5463 (Mortgage);  7(b)  in
                 2-7121  (First);  7(c)  in 2-7605 (Second);  7(d)  in  2-8100
                 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth);
                 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8
                 in  2-11043  (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10  in
                 2-15767  (Tenth);  D  in  70-3952 (Eleventh);  D  in  70-4099
                 (Twelfth);  4(d)  in 2-23185 (Thirteenth);  2(c)  in  2-24414
                 (Fourteenth);  2(c) in 2-25913 (Fifteenth); 2(c)  in  2-28869
                 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c)  in  2-35107
                 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c)  in  2-39253
                 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to  Rule  24
                 Certificate  in  70-5151  (Twenty-second);  C-1  to  Rule  24
                 Certificate  in  70-5257  (Twenty-third);  C   to   Rule   24
                 Certificate  in  70-5343  (Twenty-fourth);  C-1  to  Rule  24
                 Certificate  in  70-5404  (Twenty-fifth);  C   to   Rule   24
                 Certificate  in  70-5502  (Twenty-sixth);  C-1  to  Rule   24
                 Certificate  in  70-5556 (Twenty-seventh);  C-1  to  Rule  24
                 Certificate  in  70-5693  (Twenty-eighth);  C-1  to  Rule  24
                 Certificate  in  70-6078  (Twenty-ninth);  C-1  to  Rule   24
                 Certificate   in  70-6174  (Thirtieth);  C-1   to   Rule   24
                 Certificate  in  70-6246  (Thirty-first);  C-1  to  Rule   24
                 Certificate  in 70-6498 (Thirty-second); A-4b-2  to  Rule  24
                 Certificate  in  70-6326  (Thirty-third);  C-1  to  Rule   24
                 Certificate  in  70-6607  (Thirty-fourth);  C-1  to  Rule  24
                 Certificate  in  70-6650  (Thirty-fifth);  C-1  to  Rule   24
                 Certificate,   dated   December   1,   1982,    in    70-6774
                 (Thirty-sixth);   C-1   to   Rule   24   Certificate,   dated
                 February  17,  1983, in 70-6774 (Thirty-seventh);  A-2(a)  to
                 Rule  24  Certificate, dated December  5,  1984,  in  70-6858
                 (Thirty-eighth);  A-3(a) to Rule 24  Certificate  in  70-7127
                 (Thirty-ninth);  A-7  to  Rule  24  Certificate  in   70-7068
                 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6,  1989 in  70-7346  (Forty-first); A-8(c) to  Rule  24  Certificate, dated  February 1, 1990 in 70-7346 (Forty-second); 4 to  Form
                 10-Q  for  the  quarter ended September 30, 1990  in  1-10764
                 (Forty-third);   A-2(a)   to  Rule  24   Certificate,   dated
                 November 30, 1990, in 70-7802 (Forty-fourth); A-2(b) to  Rule
                 24   Certificate,   dated  January  24,  1991,   in   70-7802
                 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2)  to
                 Form  10-K  for the year ended December 31, 1992  in  1-10764
                 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June
                 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to
                 Form 10-Q for the quarter ended September 30, 1993 in 1-10764
                 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September
                 30, 1993 in 1-10764 (Fifty-first); and 4(a) to Form 10-Q for the quarter ended June 30, 1994 (Fifty-second)).

GSU

(d)    1    --   Indenture  of  Mortgage, as amended by  certain  Supplemental
                 Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-
                 A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated
                 September 1, 1959 (Eighteenth); B to Form 8-K dated  February
                 1,  1966  (Twenty-second); B to Form 8-K dated March 1,  1967
                 (Twenty-third);  C to Form 8-K dated March 1,  1968  (Twenty-
                 fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth);
                 B  to  Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8  in
                 Registration  No. 2-66612 (Thirty-eighth); 4-2 to  Form  10-K for  the  year  ended  December 31, 1984  in  1-2703  (Forty-
                 eighth);  4-2  to Form 10-K for the year ended  December  31,
                 1988  in  1-2703 (Fifty-second); 4 to Form 10-K for the  year ended December 31, 1991 in 1-2703 (Fifty-third); 4 to Form 8-
                 K dated July 29, 1992 in 1-2703 (Fifth-fourth); 4 to Form 10-
                 K  dated    December 31, 1992 in 1-2703 (Fifty-fifth);  4  to
                 Form  10-Q  for  the quarter ended March 31, 1993  in  1-2703
                 (Fifty-sixth); and 4-2 to Amendment No. 9 to Registration No.
                 2-76551 (Fifty-seventh)).

(d)    2    --   Indenture, dated March 21, 1939, accepting resignation of The
                 Chase  National Bank of the City of New York as  trustee  and
                 appointing   Central  Hanover  Bank  and  Trust  Company   as
                 successor trustee (B-a-1-6 in Registration No. 2-4076).

(d)    3    --   Trust  Indenture for 9.72% Debentures due July 1, 1998 (4  in
                 Registration No. 33-40113).

LP&L

(e)    1    --   Mortgage   and  Deed  of  Trust,  as  amended  by  forty-nine
                 Supplemental Indentures (7(d) in 2-5317 (Mortgage);  7(b)  in
                 2-7408  (First); 7(c) in 2-8636 (Second); 4(b)-3  in  2-10412
                 (Third);  4(b)-4  in  2-12264  (Fourth);  2(b)-5  in  2-12936
                 (Fifth);  D  in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh);
                 2(c)  in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10
                 in  2-26911  (Tenth);  2(c) in 2-28123  (Eleventh);  2(c)  in
                 2-34659  (Twelfth);  C  to  Rule 24  Certificate  in  70-4793
                 (Thirteenth);  2(b)-2  in  2-38378  (Fourteenth);  2(b)-2  in
                 2-39437  (Fifteenth);  2(b)-2 in 2-42523  (Sixteenth);  C  to
                 Rule  24  Certificate in 70-5242 (Seventeenth); C to Rule  24
                 Certificate  in  70-5330  (Eighteenth);  C-1   to   Rule   24
                 Certificate  in  70-5449  (Nineteenth);  C-1   to   Rule   24
                 Certificate  in  70-5550  (Twentieth);  A-6(a)  to  Rule   24
                 Certificate  in  70-5598  (Twenty-first);  C-1  to  Rule   24
                 Certificate  in  70-5711  (Twenty-second);  C-1  to  Rule  24
                 Certificate  in  70-5919  (Twenty-third);  C-1  to  Rule   24
                 Certificate  in  70-6102  (Twenty-fourth);  C-1  to  Rule  24
                 Certificate  in  70-6169  (Twenty-fifth);  C-1  to  Rule   24
                 Certificate  in  70-6278  (Twenty-sixth);  C-1  to  Rule   24
                 Certificate  in  70-6355 (Twenty-seventh);  C-1  to  Rule  24
                 Certificate  in  70-6508  (Twenty-eighth);  C-1  to  Rule  24
                 Certificate  in  70-6556  (Twenty-ninth);  C-1  to  Rule   24
                 Certificate   in  70-6635  (Thirtieth);  C-1   to   Rule   24
                 Certificate  in  70-6834  (Thirty-first);  C-1  to  Rule   24
                 Certificate  in  70-6886  (Thirty-second);  C-1  to  Rule  24
                 Certificate  in  70-6993  (Thirty-third);  C-2  to  Rule   24
                 Certificate  in  70-6993  (Thirty-fourth);  C-3  to  Rule  24
                 Certificate  in  70-6993 (Thirty-fifth); A-2(a)  to  Rule  24
                 Certificate  in  70-7166 (Thirty-sixth);  A-2(a)  in  70-7226
                 (Thirty-seventh);  C-1  to  Rule 24  Certificate  in  70-7270
                 (Thirty-eighth); 4(a) to Quarterly Report on  Form  10-Q  for the  quarter  ended June 30, 1988, in 1-8474  (Thirty-ninth);
                 A-2(b)  to Rule 24 Certificate in 70-7553 (Fortieth);  A-2(d)
                 to  Rule  24 Certificate in 70-7553 (Forty-first); A-3(a)  to
                 Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule
                 24  Certificate in 70-7822 (Forty-third); A-2(b) to  Rule  24
                 Certificate  in  File No. 70-7822 (Forty-fourth);  A-3(c)  to
                 Rule  24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule
                 24  Certificate dated April 7, 1993 in 70-7822 (Forty-sixth);
                 A-3(d)  to Rule 24 Certificate dated June 4, 1993 in  70-7822
                 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December
                 21,  1993  in 70-7822 (Forty-eighth); and A-3(f) to  Rule  24
                 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth).

(e)    2    --   Facility Lease No. 1, dated as of September 1, 1989,  between
                 First  National Bank of Commerce, as Owner Trustee, and  LP&L
                 (4(c)-1 in Registration No. 33-30660).
(e)    3    --   Facility Lease No. 2, dated as of September 1, 1989,  between
                 First  National Bank of Commerce, as Owner Trustee, and  LP&L
                 (4(c)-2 in Registration No. 33-30660).

(e)    4    --   Facility Lease No. 3, dated as of September 1, 1989,  between
                 First  National Bank of Commerce, as Owner Trustee, and  LP&L
                 (4(c)-3 in Registration No. 33-30660).

MP&L

(f)    1    --   Mortgage  and  Deed  of  Trust,  as  amended  by  twenty-five
                 Supplemental Indentures (7(d) in 2-5437 (Mortgage);  7(b)  in
                 2-7051  (First);  7(c)  in 2-7763 (Second);  7(d)  in  2-8484
                 (Third);  4(b)-4  in  2-10059  (Fourth);  2(b)-5  in  2-13942
                 (Fifth);  A-11  to  Form U-1 in 70-4116  (Sixth);  2(b)-7  in
                 2-23084  (Seventh); 4(c)-9 in 2-24234 (Eighth); 2(b)-9(a)  in
                 2-25502  (Ninth);  A-11(a) to Form U-1  in  70-4803  (Tenth);
                 A-12(a)  to  Form  U-1  in  70-4892  (Eleventh);  A-13(a)  to
                 Form U-1 in 70-5165 (Twelfth); A-14(a) to Form U-1 in 70-5286
                 (Thirteenth);  A-15(a)  to Form U-1 in 70-5371  (Fourteenth);
                 A-16(a) to Form U-1 in 70-5417 (Fifteenth); A-17 to Form  U-1
                 in 70-5484 (Sixteenth); 2(a)-19 in 2-54234 (Seventeenth); C-1
                 to  Rule  24 Certificate in 70-6619 (Eighteenth);  A-2(c)  to
                 Rule  24  Certificate  in  70-6672  (Nineteenth);  A-2(d)  to
                 Rule 24 Certificate in 70-6672 (Twentieth); C-1(a) to Rule 24
                 Certificate  in  70-6816 (Twenty-first); C-1(a)  to  Rule  24
                 Certificate  in 70-7020 (Twenty-second); C-1(b)  to  Rule  24
                 Certificate  in  70-7020 (Twenty-third); C-1(a)  to  Rule  24
                 Certificate in 70-7230 (Twenty-fourth); and A-2(a) to Rule 24
                 Certificate in 70-7419 (Twenty-fifth)).

(f)    2    --   Mortgage and Deed of Trust, dated as of February 1, 1988,  as amended by nine Supplemental Indentures (A-2(a)-2 to Rule  24
                 Certificate  in  70-7461  (Mortgage);  A-2(b)-2  in   70-7461
                 (First);  A-5(b) to Rule 24 Certificate in 70-7419  (Second);
                 A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to
                 Rule  24  Certificate in 70-7737 (Fourth); A-2(b) to Rule  24
                 Certificate  dated  November 24,  1992  in  70-7914  (Fifth);
                 A-2(e)  to  Rule  24 Certificate dated January  22,  1993  in
                 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh);  A-
                 2(i)  to Rule 24 Certificate dated November 10, 1993  in  70-
                 7914  (Eighth); and A-2(j) to Rule 24 Certificate dated  July
                 22, 1994 in 70-7914 (Ninth)).

NOPSI

(g)    1    --   Mortgage and Deed of Trust, as amended by eleven Supplemental
                 Indentures (B-3 in 2-5411 (Mortgage); 7(b) in 2-7674 (First);
                 4(a)-2  in 2-10126 (Second); 4(b) in 2-12136 (Third);  2(b)-4
                 in  2-17959 (Fourth); 2(b)-5 in 2-19807 (Fifth); D to Rule 24
                 Certificate  in  70-4023 (Sixth); 2(c) in 2-24523  (Seventh);
                 4(c)-9 in 2-26031 (Eighth); 2(a)-3 in 2-50438 (Ninth); 2(a)-3
                 in  2-62575  (Tenth); and A-2(b) to Rule  24  Certificate  in
                 70-7262 (Eleventh)).

(g)    2    --   Mortgage  and  Deed of Trust, dated as of  May  1,  1987,  as amended  by four Supplemental Indentures (A-2(c) to  Rule  24
                 Certificate  in  70-7350  (Mortgage);  A-5(b)  to   Rule   24
                 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended
                 December 31, 1992 in 0-5807 (Third); and 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth)).

(10)  Material Contracts

Entergy Corporation

(a)    1    --   Agreement,  dated  April  23,  1982,  among  certain   System
                 companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(a)    2    --   Middle   South  Utilities  System  Agency  Agreement,   dated
                 December 11, 1970 (5(a)-2 in 2-41080).

(a)    3    --   Amendment, dated February 10, 1971, to Middle South Utilities
                 System  Agency Agreement, dated December 11, 1970 (5(a)-4  in
                 2-41080).

(a)    4    --   Amendment,  dated  May  12, 1988, to Middle  South  Utilities
                 System Agency Agreement, dated December 11, 1970 (5(a)-4   in
                 2-41080).

(a)    5    --   Middle  South Utilities System Agency Coordination Agreement,
                 dated December 11, 1970 (5(a)-3 in 2-41080).

(a)    6    --   Service Agreement with Entergy Services, dated as of April 1,
                 1963 (5(a)-5 in 2-41080).

(a)    7    --   Amendment,  dated January 1, 1972, to Service Agreement  with
                 Entergy Services (5(a)-6 in 2-43175).

(a)    8    --   Amendment,  dated April 27, 1984, to Service  Agreement  with
                 Entergy Services (10(a)-7 to Form 10-K for the fiscal year ended December 31, 1984, in 1-3517).

(a)    9    --   Amendment,  dated August 1, 1988, to Service  Agreement  with
                 Entergy Services (10(a)-8 to Form 10-K for the fiscal year ended December 31, 1988, in 1-3517).

(a)    10   --   Amendment,  dated January 1, 1991, to Service Agreement  with
                 Entergy Services (10(a)-9 to Form 10-K for the fiscal year ended December 31, 1990, in 1-3517).

*(a)   11   --   Amendment,  dated January 1, 1992, to Service Agreement  with
                 Entergy Services.

(a)    12   --   Availability  Agreement, dated June 21,  1974,  among  System
                 Energy  and  certain other System companies  (B  to  Rule  24
                 Certificate, dated June 24, 1974, in 70-5399).

(a)    13   --   First  Amendment  to  Availability  Agreement,  dated  as  of
                 June 30, 1977 (B to Rule 24 Certificate, dated June 24, 1977, in 70-5399).

(a)    14   --   Second  Amendment  to  Availability Agreement,  dated  as  of
                 June 15, 1981 (E to Rule 24 Certificate, dated July 1, 1981, in 70-6592).

(a)    15   --   Third  Amendment  to  Availability  Agreement,  dated  as  of
                 June 28, 1984 (B-13(a) to Rule 24 Certificate, dated July  6,
                 1984, in 70-6985).

(a)    16   --   Fourth  Amendment  to  Availability Agreement,  dated  as  of
                 June 1, 1989 (A to Rule 24 Certificate, dated June 8, 1989, in 70-5399).

(a)    17   --   Fourteenth Assignment of Availability Agreement, Consent  and
                 Agreement,  dated as of June 15, 1985, with Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(a)    18   --   Fifteenth  Assignment of Availability Agreement, Consent  and
                 Agreement,  dated  as of May 1, 1986, with  Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(a)    19   --   Sixteenth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of May 1, 1986, with United States  Trust
                 Company  of New York and Malcolm J. Hood, as Trustees  (C  to
                 Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(a)    20   --   Eighteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-2  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(a)    21   --   Nineteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F.  Ganey, as  Trustees
                 (C-3  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).


(a)    22   --   Twenty-fourth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of July 1, 1992, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-2(b)  to  Rule  24 Certificate, dated July  14,  1992,  in
                 70-7946).

(a)    23   --   Twenty-fifth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(b) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(a)    24   --   Twenty-sixth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(c) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(a)    25   --   Twenty-seventh Assignment of Availability Agreement,  Consent and  Agreement, dated as of April 1, 1993, with United States
                 Trust Company of New York and Gerard F. Ganey as Trustees (B-
                 2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a)    26   --   Twenty-eighth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of December 17, 1993, with  Chemical
                 Bank,  as Agent (B-2(a) to Rule 24 Certificate dated December
                 22, 1993 in 70-7561).

(a)    27   --   Twenty-ninth  Assignment of Availability  Agreement,  Consent and  Agreement, dated as of April 1, 1994, with United States
                 Trust Company of New York and Gerard F. Ganey as Trustees (B-
                 2(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(a)    28   --   Capital Funds Agreement, dated June 21, 1974, between Entergy
                 Corporation and System Energy (C to Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(a)    29   --   First  Amendment  to  Capital Funds Agreement,  dated  as  of
                 June 1, 1989 (B to Rule 24 Certificate, dated June 8, 1989, in 70-5399).

(a)    30   --   Fourteenth   Supplementary  Capital   Funds   Agreement   and
                 Assignment, dated as of June 15, 1985, with Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-4(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(a)    31   --   Fifteenth   Supplementary   Capital   Funds   Agreement   and
                 Assignment,  dated as of May 1, 1986, with  Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-4(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(a)    32   --   Sixteenth   Supplementary   Capital   Funds   Agreement   and
                 Assignment, dated as of May 1, 1986, with United States Trust
                 Company  of New York and Malcolm J. Hood, as Trustees  (D  to
                 Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(a)    33   --   Eighteenth   Supplementary  Capital   Funds   Agreement   and
                 Assignment, dated as of September 1, 1986, with United States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (D-2  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(a)    34   --   Nineteenth   Supplementary  Capital   Funds   Agreement   and
                 Assignment, dated as of September 1, 1986, with United States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (D-3  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

 (a)   35   --   Twenty-fourth  Supplementary  Capital  Funds  Agreement   and
                 Assignment,  dated  as of July 1, 1992,  with  United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-3(b)  to  Rule  24  Certificate dated  July  14,  1992  in
                 70-7946).

(a)    36   --   Twenty-fifth   Supplementary  Capital  Funds  Agreement   and
                 Assignment,  dated as of October 1, 1992, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-3(b)  to  Rule 24 Certificate dated November  2,  1992  in
                 70-7946).

(a)    37   --   Twenty-sixth   Supplementary  Capital  Funds  Agreement   and
                 Assignment,  dated as of October 1, 1992, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-3(c)  to  Rule 24 Certificate dated November  2,  1992  in
                 70-7946).

(a)    38   --   Twenty-seventh  Supplementary  Capital  Funds  Agreement  and
                 Assignment,  dated  as of April 1, 1993, with  United  States
                 Trust Company of New York and Gerard F. Ganey, as Trustees (B-
                 3(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a)    39   --   Twenty-eighth  Supplementary  Capital  Funds  Agreement   and
                 Assignment,  dated  as of December 17,  1993,  with  Chemical
                 Bank,  as Agent (B-3(a) to Rule 24 Certificate dated December
                 22, 1993 in 70-7561).

(a)    40   --   Twenty-ninth   Supplementary  Capital  Funds  Agreement   and
                 Assignment,  dated  as of April 1, 1994, with  United  States
                 Trust Company of New York and Gerard F. Ganey, as Trustees (B-
                 3(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(a)    41   --   First Amendment to Supplementary Capital Funds Agreements and
                 Assignments, dated as of June 1, 1989, by and between Entergy
                 Corporation,  System Energy, Deposit Guaranty National  Bank,
                 United  States Trust Company of New York and Gerard F.  Ganey
                 (C to Rule 24 Certificate, dated June 8, 1989, in 70-7026).

(a)    42   --   First Amendment to Supplementary Capital Funds Agreements and
                 Assignments, dated as of June 1, 1989, by and between Entergy
                 Corporation,  System Energy, United States Trust  Company  of
                 New York and Gerard F. Ganey (C to Rule 24 Certificate, dated
                 June 8, 1989, in 70-7123).

(a)    43   --   First Amendment to Supplementary Capital Funds Agreement  and
                 Assignment, dated as of June 1, 1989, by and between  Entergy
                 Corporation, System Energy and Chemical Bank (C  to  Rule  24
                 Certificate, dated June 8, 1989, in 70-7561).

+(a)   44   --   Agreement  between  Entergy Corporation and  Edwin  Lupberger
                 (10(a)-42 to Form 10-K for the fiscal year ended December 31, 1985, in 1-3517).

(a)    45   --   Reallocation  Agreement, dated as of  July  28,  1981,  among
                 System Energy and certain other System companies (B-1(a) in 70-6624).

(a)    46   --   Joint  Construction,  Acquisition  and  Ownership  Agreement,
                 dated  as  of  May 1, 1980, between System Energy  and  SMEPA
                 (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate, dated
                 October 30, 1981, in 70-6337).

(a)    47   --   Operating  Agreement dated as of May 1, 1980, between  System
                 Energy and SMEPA (B(2)(a) in 70-6337).

(a)    48   --   Assignment, Assumption and Further Agreement No. 1, dated  as of  December  1,  1988, among System Energy,  Meridian  Trust
                 Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24
                 Certificate, dated January 9, 1989, in 70-7561).

(a)    49   --   Assignment, Assumption and Further Agreement No. 2, dated  as of  December  1,  1988, among System Energy,  Meridian  Trust
                 Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24
                 Certificate, dated January 9, 1989, in 70-7561).

(a)    50   --   Substitute  Power Agreement, dated as of May 1,  1980,  among
                 MP&L, System Energy and SMEPA (B(3)(a) in 70-6337).

(a)    51   --   Grand  Gulf Unit No. 2 Supplementary Agreement, dated  as  of
                 February 7, 1986, between System Energy and SMEPA (10(aaa) in
                 33-4033).

(a)    52   --   Compromise  and  Settlement Agreement, dated  June  4,  1982, between Texaco, Inc. and LP&L (28(a) to Form 8-K, dated  June
                 4, 1982, in 1-3517).

+(a)   53   --   Post-Retirement  Plan (10(a)37 to Form 10-K  for  the  fiscal year ended December 31, 1983, in 1-3517).

(a)    54   --   Unit  Power  Sales  Agreement, dated as  of  June  10,  1982,
                 between  System  Energy  and  AP&L,  LP&L,  MP&L  and   NOPSI
                 (10(a)-39 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(a)    55   --   First  Amendment to Unit Power Sales Agreement, dated  as  of
                 June 28, 1984, between System Energy and AP&L, LP&L, MP&L and
                 NOPSI  (19  to Form 10-Q for the quarter ended September  30,
                 1984, in 1-3517).

(a)    56   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(a)    57   --   Middle   South   Utilities  Inc.  and  Subsidiary   Companies
                 Intercompany Income Tax Allocation Agreement, dated April 28,
                 1988 (Exhibit D-1 to Form U5S for the year ended December 31,
                 1987).

(a)    58   --   First  Amendment, dated January 1, 1990, to the Middle  South
                 Utilities  Inc. and Subsidiary Companies Intercompany  Income
                 Tax  Allocation Agreement (D-2 to Form U5S for the year ended
                 December 31, 1989).

(a)    59   --   Second  Amendment  dated  January 1,  1992,  to  the  Entergy
                 Corporation and Subsidiary Companies Intercompany Income  Tax
                 Allocation  Agreement (D-3 to Form U5S  for  the  year  ended
                 December 31, 1992).

(a)    60   --   Third  Amendment dated January 1, 1994 to Entergy Corporation and  Subsidiary Companies Intercompany Income Tax  Allocation
                 Agreement (D-3(a) to Form U5S for the year ended December 31,
                 1993).

(a)    61   --   Guaranty  Agreement  between Entergy  Corporation  and  AP&L,
                 dated   as  of  September  20,  1990  (B-1(a)  to   Rule   24
                 Certificate, dated September 27, 1990, in 70-7757).

(a)    62   --   Guarantee  Agreement  between Entergy Corporation  and  LP&L,
                 dated   as  of  September  20,  1990  (B-2(a)  to   Rule   24
                 Certificate, dated September 27, 1990, in 70-7757).

(a)    63   --   Guarantee  Agreement between Entergy Corporation  and  System
                 Energy,  dated as of September 20, 1990 (B-3(a)  to  Rule  24
                 Certificate, dated September 27, 1990, in 70- 7757).

(a)    64   --   Loan   Agreement  between  Entergy  Operations  and   Entergy
                 Corporation, dated as of September 20, 1990 (B-12(b) to  Rule
                 24 Certificate, dated June 15, 1990, in 70-7679).

(a)    65   --   Loan Agreement between Entergy Power and Entergy Corporation, dated as of August 28, 1990 (A-4(b) to Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(a)    66   --   Loan   Agreement  between  Entergy  Corporation  and  Entergy
                 Systems  and  Service, Inc., dated as of  December  29,  1992
                 (A-4(b) to Rule 24 Certificate in 70-7947).

+(a)   67   --   Executive Financial Counseling Program of Entergy Corporation
                 and  Subsidiaries (10(a) 52 to Form 10-K for the  year  ended
                 December 31, 1989, in 1-3517).

+(a)   68   --   Entergy  Corporation Annual Incentive Plan (10(a) 54 to  Form
                 10-K for the year ended December 31, 1989, in 1-3517).

+(a)   69   --   Equity Ownership Plan of Entergy Corporation and Subsidiaries
                 (A-4(a)  to  Rule  24 Certificate, dated  May  24,  1991,  in
                 70-7831).

+(a)   70   --   Retired  Outside Director Benefit Plan (10(a)63 to Form  10-K
                 for the year ended December 31, 1991, in 1-3517).

+(a)   71   --   Agreement between Entergy Corporation and Jerry D. Jackson.
                 (10(a) 67 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a)   72   --   Agreement  between Entergy Services, Inc.,  a  subsidiary  of
                 Entergy Corporation, and Gerald D. McInvale (10(a) 68 to Form
                 10-K for the year ended December 31, 1992 in 1-3517).

+(a)   73   --   Supplemental Retirement Plan (10(a) 69 to Form 10-K  for  the
                 year ended December 31, 1992 in 1-3517).

+(a)   74   --   Defined  Contribution Restoration Plan of Entergy Corporation
                 and  Subsidiaries (10(a)53 to Form 10-K for  the  year  ended
                 December 31, 1989 in 1-3517).

+(a)   75   --   Amendment  No.  1  to the Equity Ownership  Plan  of  Entergy
                 Corporation and Subsidiaries (10(a) 71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a)   76   --   Executive   Disability  Plan  of  Entergy   Corporation   and
                 Subsidiaries  (10(a)  72  to Form 10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(a)   77   --   Executive   Medical   Plan   of   Entergy   Corporation   and
                 Subsidiaries  (10(a)  73  to Form 10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(a)   78   --   Stock  Plan for Outside Directors of Entergy Corporation  and
                 Subsidiaries, as amended (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a)   79   --   Summary  Description  of Private Ownership  Vehicle  Plan  of
                 Entergy Corporation and Subsidiaries (10(a) 75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

(a)    80   --   Agreement   and   Plan  of  Reorganization  Between   Entergy
                 Corporation and Gulf States Utilities Company, dated June  5,
                 1992  (1 to Current Report on Form 8-K dated June 5, 1992  in
                 1-3517).

+(a)   81   --   Amendment to Defined Contribution Restoration Plan of Entergy
                 Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(a)   82   --   System  Executive Retirement Plan (10(a) 82 to Form 10-K  for
                 the year ended December 31, 1993 in 1-11299).

System
Energy

(b)    1    --   Availability  Agreement, dated June 21,  1974,  among  System
                 Energy  and  certain other System companies  (B  to  Rule  24
                 Certificate, dated June 24, 1974, in 70-5399).

(b)    2    --   First  Amendment to Availability Agreement, dated as of  June
                 30,  1977 (B to Rule 24 Certificate, dated June 24, 1977,  in
                 70-5399).

(b)    3    --   Second Amendment to Availability Agreement, dated as of  June
                 15,  1981  (E to Rule 24 Certificate, dated July 1, 1981,  in
                 70-6592).

(b)    4    --   Third  Amendment to Availability Agreement, dated as of  June
                 28, 1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in 70-6985).

(b)    5    --   Fourth Amendment to Availability Agreement, dated as of  June
                 1,  1989  (A to Rule 24 Certificate, dated June 8,  1989,  in
                 70-5399).

(b)    6    --   Fourteenth Assignment of Availability Agreement, Consent  and
                 Agreement,  dated as of June 15, 1985, with Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(b)    7    --   Fifteenth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of May 1, 1986, with United States  Trust
                 Company  of  New York, Malcolm J. Hood, and Deposit  Guaranty
                 National Bank, as Trustees (B-3(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(b)    8    --   Sixteenth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of May 1, 1986, with United States  Trust
                 Company  of New York and Malcolm J. Hood, as Trustees  (C  to
                 Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(b)    9    --   Eighteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-2  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(b)    10   --   Nineteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-3  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

 (b)   11   --   Twenty-fourth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of July 1, 1992, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-2(b)  to  Rule  24 Certificate, dated July  14,  1992,  in
                 70-7946).

(b)    12   --   Twenty-fifth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(b) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(b)    13   --   Twenty-sixth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(c) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(b)    14   --   Twenty-seventh Assignment of Availability Agreement,  Consent and  Agreement, dated as of April 1, 1993, with United States
                 Trust Company of New York and Gerard F. Ganey as Trustees (B-
                 2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(b)    15   --   Twenty-eighth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of December 17, 1993, with  Chemical
                 Bank,  as Agent (B-2(a) to Rule 24 Certificate dated December
                 22, 1993 in 70-7561).

(b)    16   --   Twenty-ninth  Assignment of Availability  Agreement,  Consent and  Agreement, dated as of April 1, 1994, with United States
                 Trust Company of New York and Gerard F. Ganey as Trustees (B-
                 2(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(b)    17   --   Capital Funds Agreement, dated June 21, 1974, between Entergy
                 Corporation and System Energy (C to Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(b)    18   --   First Amendment to Capital Funds Agreement, dated as of  June
                 1,  1989  (B to Rule 24 Certificate, dated June 8,  1989,  in
                 70-5399).

(b)    19   --   Fourteenth   Supplementary  Capital   Funds   Agreement   and
                 Assignment, dated as of June 15, 1985, with Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-4(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(b)    20   --   Fifteenth   Supplementary   Capital   Funds   Agreement   and
                 Assignment,  dated as of May 1, 1986, with  Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-4(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(b)    21   --   Sixteenth   Supplementary   Capital   Funds   Agreement   and
                 Assignment, dated as of May 1, 1986, with United States Trust
                 Company  of New York and Malcolm J. Hood, as Trustees  (D  to
                 Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(b)    22   --   Eighteenth   Supplementary  Capital   Funds   Agreement   and
                 Assignment, dated as of September 1, 1986, with United States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (D-2  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(b)    23   --   Nineteenth   Supplementary  Capital   Funds   Agreement   and
                 Assignment, dated as of September 1, 1986, with United States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (D-3  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(b)    24   --   Twenty-fourth  Supplementary  Capital  Funds  Agreement   and
                 Assignment,  dated  as of July 1, 1992,  with  United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-3(b)  to  Rule  24 Certificate dated  July  14,  1992,  in
                 70-7946).

(b)    25   --   Twenty-fifth   Supplementary  Capital  Funds  Agreement   and
                 Assignment,  dated as of October 1, 1992, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-3(b)  to  Rule 24 Certificate dated November 2,  1992,  in
                 70-7946).

(b)    26   --   Twenty-sixth   Supplementary  Capital  Funds  Agreement   and
                 Assignment,  dated as of October 1, 1992, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-3(c)  to  Rule 24 Certificate dated November 2,  1992,  in
                 70-7946).

(b)    27   --   Twenty-seventh  Supplementary  Capital  Funds  Agreement  and
                 Assignment,  dated  as of April 1, 1993, with  United  States
                 Trust Company of New York and Gerard F. Ganey, as Trustees (B-
                 3(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(b)    28   --   Twenty-eighth  Supplementary  Capital  Funds  Agreement   and
                 Assignment,  dated  as of December 17,  1993,  with  Chemical
                 Bank,  as Agent (B-3(a) to Rule 24 Certificate dated December
                 22, 1993 in 70-7561).

(b)    29   --   Twenty-ninth   Supplementary  Capital  Funds  Agreement   and
                 Assignment;  dated  as of April 1, 1994, with  United  States
                 Trust Company of New York and Gerard F. Ganey, as Trustees (B-
                 2(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(b)    30   --   First Amendment to Supplementary Capital Funds Agreements and
                 Assignments, dated as of June 1, 1989, by and between Entergy
                 Corporation,  System Energy, Deposit Guaranty National  Bank,
                 United States Trust Company of New York and Gerard F. Ganey, as Trustees (C to Rule 24 Certificate, dated June 8, 1989, in
                 70-7026).

(b)    31   --   First Amendment to Supplementary Capital Funds Agreements and
                 Assignments, dated as of June 1, 1989, by and between Entergy
                 Corporation,  System Energy, United States Trust  Company  of
                 New  York  and  Gerard F. Ganey, as Trustees (C  to  Rule  24
                 Certificate, dated June 8, 1989, in 70-7123).

(b)    32   --   First Amendment to Supplementary Capital Funds Agreement  and
                 Assignment, dated as of June 1, 1989, by and between  Entergy
                 Corporation, System Energy and Chemical Bank (C  to  Rule  24
                 Certificate, dated June 8, 1989, in 70-7561).

(b)    33   --   Reallocation  Agreement, dated as of  July  28,  1981,  among
                 System Energy and certain other System companies (B-1(a) in 70-6624).

(b)    34   --   Joint  Construction,  Acquisition  and  Ownership  Agreement,
                 dated  as  of  May 1, 1980, between System Energy  and  SMEPA
                 (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate, dated
                 October 30, 1981, in 70-6337).

(b)    35   --   Operating Agreement, dated as of May 1, 1980, between  System
                 Energy and SMEPA (B(2)(a) in 70-6337).

(b)    36   --   Installment  Sale  Agreement, dated as of  December  1,  1983 between System Energy and Claiborne County, Mississippi (B-1 to First Rule 24 Certificate in 70-6913).

(b)    37   --   Installment Sale Agreement, dated as of June 1, 1984, between
                 System  Energy  and  Claiborne County,  Mississippi  (B-2  to
                 Second Rule 24 Certificate in 70-6913).

(b)    38   --   Installment  Sale  Agreement, dated as of December  1,  1984, between System Energy and Claiborne County, Mississippi (B-1 to First Rule 24 Certificate in 70-7026).

(b)    39   --   Installment  Sale  Agreement, dated  as  of  June  15,  1985, between  System  Energy  and  Claiborne  County,  Mississippi
                 (B-1(b) to Third Rule 24 Certificate in 70-7026).

(b)    40   --   Installment Sale Agreement, dated as of May 1, 1986,  between
                 System  Energy and Claiborne County, Mississippi  (B-1(b)  to
                 Rule 24 Certificate in 70-7158).

(b)    41   --   Facility  Lease No. 1, dated as of December 1, 1988,  between
                 Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1,
                 1989 (B-22(b) (1) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1,
                 1994 (B-3(d) to Rule 24 Certificate dated January 31, 1994 in
                 70-8215).

(b)    42   --   Facility  Lease No. 2, dated as of December 1,  1988  between
                 Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1,
                 1989 (B-22(b) (2) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1,
                 1994 (B-4(d) Rule 24 Certificate dated January 31, 1994 in 70-
                 8215).

  (b)  43   --   Assignment, Assumption and Further Agreement No. 1, dated  as of  December  1,  1988, among System Energy,  Meridian  Trust
                 Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24
                 Certificate, dated January 9, 1989, in 70-7561).

(b)    44   --   Assignment, Assumption and Further Agreement No. 2, dated  as of  December  1,  1988, among System Energy,  Meridian  Trust
                 Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24
                 Certificate, dated January 9, 1989, in 70-7561).

(b)    45   --   Collateral  Trust  Indenture, dated as of  January  1,  1994, among  System  Energy, GG1B Funding Corporation  and  Bankers
                 Trust Company, as Trustee (A-3(e) to Rule 24 Certificate dated January 31, 1994, in 70-8215), as supplemented by Supplemental Indenture No. 1 dated January 1, 1994, (A-3(f) to Rule 24 Certificate dated January 31, 1994, in 70-8215).

(b)    46   --   Substitute  Power Agreement, dated as of May 1,  1980,  among
                 MP&L, System Energy and SMEPA (B(3)(a) in 70-6337).

(b)    47   --   Grand  Gulf Unit No. 2 Supplementary Agreement, dated  as  of
                 February 7, 1986, between System Energy and SMEPA (10(aaa) in
                 33-4033).

(b)    48   --   Unit  Power  Sales  Agreement, dated as  of  June  10,  1982,
                 between  System  Energy  and  AP&L,  LP&L,  MP&L  and   NOPSI
                 (10(a)-39 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(b)    49   --   First  Amendment to the Unit Power Sales Agreement, dated  as of  June 28, 1984, between System Energy and AP&L, LP&L, MP&L
                 and   NOPSI   (19   to  Form  10-Q  for  the  quarter   ended
                 September 30, 1984, in 1-3517).

(b)    50   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(b)    51   --   Fuel  Lease,  dated as of March 3, 1989, between  River  Fuel
                 Funding Company #3, Inc. and System Energy (B-1(b) to Rule 24
                 Certificate, dated March 3, 1989, in 70-7604).

(b)    52   --   Sales  Agreement, dated as of June 21, 1974,  between  System
                 Energy  and  MP&L (D to Rule 24 Certificate, dated  June  26,
                 1974, in 70-5399).

(b)    53   --   Service Agreement, dated as of June 21, 1974, between  System
                 Energy  and  MP&L (E to Rule 24 Certificate, dated  June  26,
                 1974, in 70-5399).

(b)    54   --   Partial Termination Agreement, dated as of December 1,  1986, between System Energy and MP&L (A-2 to Rule 24 Certificate, dated January 8, 1987, in 70-5399).

(b)    55   --   Middle   South  Utilities,  Inc.  and  Subsidiary   Companies
                 Intercompany Income Tax Allocation Agreement, dated April 28,
                 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(b)    56   --   First  Amendment, dated January 1, 1990 to the  Middle  South
                 Utilities  Inc. and Subsidiary Companies Intercompany  Income
                 Tax  Allocation Agreement (D-2 to Form U5S for the year ended
                 December 31, 1989).

(b)    57   --   Second  Amendment  dated  January 1,  1992,  to  the  Entergy
                 Corporation and Subsidiary Companies Intercompany Income  Tax
                 Allocation  Agreement (D-3 to Form U5S  for  the  year  ended
                 December 31, 1992).

(b)    58   --   Third  Amendment dated January 1, 1994 to Entergy Corporation and  Subsidiary Companies Intercompany Income Tax  Allocation
                 Agreement (D-3(a) to Form U5S for the year ended December 31,
                 1993).

(b)    59   --   Service Agreement with Entergy Services, dated as of July 16,
                 1974, as amended (10(b)-43 to Form 10-K for the fiscal year ended December 31, 1988, in 1-9067).

(b)    60   --   Amendment,  dated January 1, 1991, to Service Agreement  with
                 Entergy Services (10(b)-45 to Form 10-K for the fiscal year ended December 31, 1990, in 1-9067).

(b)    61   --   Operating  Agreement  between Entergy Operations  and  System
                 Energy,  dated  as  of  June  6,  1990  (B-3(b)  to  Rule  24
                 Certificate, dated June 15, 1990, in 70-7679).

(b)    62   --   Guarantee  Agreement between Entergy Corporation  and  System
                 Energy,  dated as of September 20, 1990 (B-3(a)  to  Rule  24
                 Certificate, dated September 27, 1990, in 70-7757).

+(b)   63   --   Agreement between System Energy and Donald C. Hintz  (10(b)47 to Form 10-K for the year ended December 31, 1991, in 1-9067).

+(b)   64   --   Agreement  between  Entergy Corporation and  Edwin  Lupberger
                 (10(a)-42 to Form 10-K for the year ended December  31,  1985 in 1-3517).

+(b)   65   --   Agreement  between  Entergy Services and Gerald  D.  McInvale
                 (10(a)-69 to Form 10-K for the year ended December  31,  1992 in 1-3517).

AP&L

(c)    1    --   Agreement, dated April 23, 1982, among AP&L and certain other
                 System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(c)    2    --   Middle   South  Utilities  System  Agency  Agreement,   dated
                 December 11, 1970 (5(a)2 in 2-41080).

(c)    3    --   Amendment, dated February 10, 1971, to Middle South Utilities
                 System  Agency Agreement, dated December 11, 1970 (5(a)-4  in
                 2-41080).

(c)    4    --   Amendment,  dated  May  12, 1988, to Middle  South  Utilities
                 System Agency Agreement, dated December 11, 1970 (5(a) 4   in
                 2-41080).

(c)    5    --   Middle  South Utilities System Agency Coordination Agreement,
                 dated December 11, 1970 (5(a)-3 in 2-41080).

(c)    6    --   Service Agreement with Entergy Services, dated as of April 1,
                 1963 (5(a)-5 in 2-41080).

(c)    7    --   Amendment,  dated January 1, 1972, to Service Agreement  with
                 Entergy Services (5(a)- 6 in 2-43175).

(c)    8    --   Amendment,  dated April 27, 1984, to Service Agreement,  with
                 Entergy Services (10(a)- 7 to Form 10-K for the fiscal year ended December 31, 1984, in 1-3517).

(c)    9    --   Amendment,  dated August 1, 1988, to Service  Agreement  with
                 Entergy Services (10(c)- 8 to Form 10-K for the fiscal year ended December 31, 1988, in 1-10764).

(c)    10   --   Amendment,  dated January 1, 1991, to Service Agreement  with
                 Entergy Services (10(c)-9 to Form 10-K for the fiscal year ended December 31, 1990, in 1-10764).

*(c)   11   --   Amendment,  dated January 1, 1992, to Service Agreement  with
                 Entergy Services.

(c)    12   --   Availability  Agreement, dated June 21,  1974,  among  System
                 Energy  and  certain other System companies  (B  to  Rule  24
                 Certificate, dated June 24, 1974, in 70-5399).

(c)    13   --   First  Amendment to Availability Agreement,  dated  June  30,
                 1977  (B  to  Rule 24 Certificate, dated June  24,  1977,  in
                 70-5399).

(c)    14   --   Second Amendment to Availability Agreement, dated as of  June
                 15,  1981  (E to Rule 24 Certificate, dated July 1, 1981,  in
                 70-6592).

(c)    15   --   Third  Amendment to Availability Agreement, dated as of  June
                 28, 1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in 70-6985).

(c)    16   --   Fourth Amendment to Availability Agreement, dated as of  June
                 1,  1989  (A to Rule 24 Certificate, dated June 8,  1989,  in
                 70-5399).

(c)    17   --   Fourteenth Assignment of Availability Agreement, Consent  and
                 Agreement,  dated as of June 15, 1985, with Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(c)    18   --   Fifteenth  Assignment of Availability Agreement, Consent  and
                 Agreement,  dated  as of May 1, 1986, with  Deposit  Guaranty
                 National  Bank, United States Trust Company of New York,  and
                 Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(c)    19   --   Sixteenth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of May 1, 1986, with United States  Trust
                 Company  of New York and Malcolm J. Hood, as Trustees  (C  to
                 Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(c)    20   --   Eighteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-2  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(c)    21   --   Nineteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-3  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(c)    22   --   Twentieth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of November 15, 1987, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-1  to  Rule  24 Certificate, dated December  1,  1987,  in
                 70-7382).

(c)    23   --   Twenty-first  Assignment of Availability  Agreement,  Consent and  Agreement,  dated as of December 1,  1987,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees (C-2 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(c)    24   --   Twenty-third  Assignment of Availability  Agreement,  Consent and  Agreement, dated as of January 11, 1991,  with  Chemical
                 Bank,  as Agent (B-3(a) to Rule 24 Certificate, dated January
                 23, 1991, in 70-7561).

(c)    25   --   Twenty-fourth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of July 1, 1992, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-2(b)  to  Rule  24 Certificate, dated July  14,  1992,  in
                 70-7946).

(c)    26   --   Twenty-fifth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(b) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(c)    27   --   Twenty-sixth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(c) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(c)    28   --   Twenty-seventh Assignment of Availability Agreement,  Consent and  Agreement, dated as of April 1, 1993, with United States
                 Trust Company of New York and Gerard F. Ganey as Trustees (B-
                 2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(c)    29   --   Twenty-eighth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of December 17, 1993, with  Chemical
                 Bank,  as Agent (B-2(a) to Rule 24 Certificate dated December
                 22, 1993 in 70-7561).

(c)    30        Twenty-ninth  Assignment of Availability  Agreement,  Consent and  Agreement, dated as of April 1, 1994, with United States
                 Trust Company of New York and Gerard F. Ganey, as Trustees (B-
                 2(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(c)    31   --   Agreement, dated August 20, 1954, between AP&L and the United
                 States of America (SPA)(13(h) in 2-11467).

(c)    32   --   Amendment,  dated  April 19, 1955, to the  United  States  of
                 America  (SPA)  Contract, dated August 20,  1954  (5(d)-2  in
                 2-41080).

(c)    33   --   Amendment,  dated  January 3, 1964, to the United  States  of
                 America  (SPA)  Contract, dated August 20,  1954  (5(d)-3  in
                 2-41080).

(c)    34   --   Amendment, dated September 5, 1968, to the United  States  of
                 America  (SPA)  Contract, dated August 20,  1954  (5(d)-4  in
                 2-41080).

(c)    35   --   Amendment, dated November 19, 1970, to the United  States  of
                 America  (SPA)  Contract, dated August 20,  1954  (5(d)-5  in
                 2-41080).

(c)    36   --   Amendment,  dated  July 18, 1961, to  the  United  States  of
                 America  (SPA)  Contract, dated August 20,  1954  (5(d)-6  in
                 2-41080).

(c)    37   --   Amendment, dated December 27, 1961, to the United  States  of
                 America  (SPA)  Contract, dated August 20,  1954  (5(d)-7  in
                 2-41080).

(c)    38   --   Amendment,  dated January 25, 1968, to the United  States  of
                 America  (SPA)  Contract, dated August 20,  1954  (5(d)-8  in
                 2-41080).

(c)    39   --   Amendment,  dated October 14, 1971, to the United  States  of
                 America  (SPA)  Contract, dated August 20,  1954  (5(d)-9  in
                 2-43175).

(c)    40   --   Amendment,  dated January 10, 1977, to the United  States  of
                 America  (SPA)  Contract, dated August 20, 1954  (5(d)-10  in
                 2-60233).

(c)    41   --   Agreement,  dated May 14, 1971, between AP&L and  the  United
                 States of America (SPA) (5(e) in 2-41080).

(c)    42   --   Amendment,  dated January 10, 1977, to the United  States  of
                 America  (SPA)  Contract,  dated  May  14,  1971  (5(e)-1  in
                 2-60233).

(c)    43   --   Contract,  dated  May 28, 1943, Amendment to Contract,  dated
                 July 21, 1949, and Supplement to Amendment to Contract, dated
                 December  30,  1949,  between AP&L and McKamie  Gas  Cleaning
                 Company; Agreements, dated as of September 30, 1965,  between
                 AP&L and former stockholders of McKamie Gas Cleaning Company;
                 and  Letter Agreement, dated June 22, 1966, by Humble  Oil  &
                 Refining Company accepted by AP&L on June 24, 1966 (5(k)-7 in
                 2-41080).

(c)    44   --   Agreement, dated April 3, 1972, between Entergy Services  and
                 Gulf United Nuclear Fuels Corporation (5(l)-3 in 2-46152).

(c)    45   --   Fuel Lease, dated as of December 22, 1988, between River Fuel
                 Trust #1 and AP&L (B-1(b) to Rule 24 Certificate in 70-7571).

(c)    46   --   White  Bluff Operating Agreement, dated June 27, 1977,  among
                 AP&L  and Arkansas Electric Cooperative Corporation and  City
                 Water  and  Light  Plant of the City of  Jonesboro,  Arkansas
                 (B-2(a)  to  Rule  24 Certificate, dated June  30,  1977,  in
                 70-6009).

(c)    47   --   White  Bluff Ownership Agreement, dated June 27, 1977,  among
                 AP&L  and Arkansas Electric Cooperative Corporation and  City
                 Water  and  Light  Plant of the City of  Jonesboro,  Arkansas
                 (B-1(a)  to  Rule  24 Certificate, dated June  30,  1977,  in
                 70-6009).

(c)    48   --   Agreement,  dated  June 29, 1979, between AP&L  and  City  of
                 Conway, Arkansas (5(r)-3 in 2-66235).

(c)    49   --   Transmission  Agreement, dated August 2, 1977,  between  AP&L and  City  Water  and Light Plant of the City  of  Jonesboro,
                 Arkansas (5(r)-3 in 2-60233).

(c)    50   --   Power  Coordination,  Interchange  and  Transmission  Service
                 Agreement,  dated  as  of  June 27,  1977,  between  Arkansas
                 Electric   Cooperative  Corporation  and  AP&L   (5(r)-4   in
                 2-60233).

(c)    51   --   Independence  Steam  Electric  Station  Operating  Agreement,
                 dated  July  31,  1979,  among  AP&L  and  Arkansas  Electric
                 Cooperative Corporation and City Water and Light Plant of the
                 City  of  Jonesboro,  Arkansas and City of  Conway,  Arkansas
                 (5(r)-6 in 2-66235).

(c)    52   --   Amendment, dated December 4, 1984, to the Independence  Steam
                 Electric Station Operating Agreement (10(c) 51 to Form 10-K for the fiscal year ended December 31, 1984, in 1-10764).

(c)    53   --   Independence  Steam  Electric  Station  Ownership  Agreement,
                 dated  July  31,  1979,  among  AP&L  and  Arkansas  Electric
                 Cooperative Corporation and City Water and Light Plant of the
                 City  of  Jonesboro,  Arkansas and City of  Conway,  Arkansas
                 (5(r)-7 in 2-66235).

(c)    54   --   Amendment, dated December 28, 1979, to the Independence Steam
                 Electric Station Ownership Agreement (5(r)-7(a) in 2-66235).

(c)    55   --   Amendment, dated December 4, 1984, to the Independence  Steam
                 Electric Station Ownership Agreement (10(c) 54 to Form 10-K for the fiscal year ended December 31, 1984, in 1-10764).

(c)    56   --   Owner's Agreement, dated November 28, 1984, among AP&L, MP&L, other co-owners of the Independence Station (10(c) 55 to Form
                 10-K for the fiscal year ended December 31, 1984, in 1-10764).

(c)    57   --   Consent,  Agreement and Assumption, dated December  4,  1984, among AP&L, MP&L, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee
                 (10(c) 56 to Form 10-K for the fiscal year ended December 31, 1984, in 1-10764).

(c)    58   --   Power  Coordination,  Interchange  and  Transmission  Service
                 Agreement, dated as of July 31, 1979, between AP&L  and  City
                 Water  and  Light  Plant of the City of  Jonesboro,  Arkansas
                 (5(r)-8 in 2-66235).

(c)    59   --   Power  Coordination, Interchange and Transmission  Agreement,
                 dated as of June 29, 1979, between City of Conway, Arkansas and AP&L (5(r)-9 in 2-66235).

(c)    60   --   Agreement,  dated June 21, 1979, between AP&L and  Reeves  E.
                 Ritchie  ((10)(b)-90 to Form 10-K for the fiscal  year  ended
                 December 31, 1980, in 1-10764).

 (c)   61   --   Reallocation  Agreement, dated as of  July  28,  1981,  among
                 System Energy and certain other System companies (B-1(a) in 70-6624).

+(c)   62   --   Post-Retirement Plan (10(b) 55 to Form 10-K  for  the  fiscal year ended December 31, 1983, in 1-10764).

(c)    63   --   Unit  Power  Sales  Agreement, dated as  of  June  10,  1982, between System Energy and AP&L, LP&L, MP&L, and NOPSI  (10(a)
                 39 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(c)    64   --   First  Amendment to Unit Power Sales Agreement, dated  as  of
                 June  28, 1984, between System Energy, AP&L, LP&L, MP&L,  and
                 NOPSI  (19  to Form 10-Q for the quarter ended September  30,
                 1984, in 1-3517).

(c)    65   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(c)    66   --   Contract For Disposal of Spent Nuclear Fuel and/or High-Level
                 Radioactive Waste, dated June 30, 1983, among the DOE, System
                 Fuels and AP&L (10(b)-57 to Form 10-K for the fiscal year ended December 31, 1983, in 1-10764).

(c)    67   --   Middle   South  Utilities,  Inc.  and  Subsidiary   Companies
                 Intercompany Income Tax Allocation Agreement, dated April 28,
                 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(c)    68   --   First  Amendment, dated January 1, 1990, to the Middle  South
                 Utilities, Inc. and Subsidiary Companies Intercompany  Income
                 Tax  Allocation Agreement (D-2 to Form U5S for the year ended
                 December 31, 1989).

(c)    69   --   Second  Amendment  dated  January 1,  1992,  to  the  Entergy
                 Corporation and Subsidiary Companies Intercompany Income  Tax
                 Allocation  Agreement (D-3 to Form U5S  for  the  year  ended
                 December 31, 1992).

(c)    70   --   Third Amendment dated January 1, 1994, to Entergy Corporation and  Subsidiary Companies Intercompany Income Tax  Allocation
                 Agreement (D-3(a) to Form U5S for the year ended December 31,
                 1993).

(c)    71   --   Assignment of Coal Supply Agreement, dated December 1,  1987, between System Fuels and AP&L (B to Rule 24 letter filing, dated November 10, 1987, in 70-5964).

(c)    72   --   Coal  Supply  Agreement,  dated December  22,  1976,  between
                 System Fuels and Antelope Coal Company (B-1 in 70-5964), as amended by First Amendment (A to Rule 24 Certificate in
                 70-5964); Second Amendment (A to Rule 24 letter filing, dated
                 December  16,  1983, in 70-5964); and Third Amendment  (A  to
                 Rule 24 letter filing, dated November 10, 1987 in 70-5964).

(c)    73   --   Operating  Agreement  between Entergy  Operations  and  AP&L, dated as of June 6, 1990 (B-1(b) to Rule 24 Certificate, dated June 15, 1990, in 70-7679).

(c)    74   --   Guaranty  Agreement  between Entergy  Corporation  and  AP&L,
                 dated   as  of  September  20,  1990  (B-1(a)  to   Rule   24
                 Certificate, dated September 27, 1990, in 70-7757).

(c)    75   --   Agreement  for  Purchase  and Sale  of  Independence  Unit  2
                 between  AP&L and Entergy Power, dated as of August 28,  1990
                 (B-3(c)  to Rule 24 Certificate, dated September 6, 1990,  in
                 70-7684).

(c)    76   --   Agreement  for  Purchase and Sale of Ritchie Unit  2  between
                 AP&L and Entergy Power, dated as of August 28, 1990 (B-4(d) to Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(c)    77   --   Ritchie Steam Electric Station Unit No. 2 Operating Agreement
                 between  AP&L and Entergy Power, dated as of August 28,  1990
                 (B-5(a)  to Rule 24 Certificate, dated September 6, 1990,  in
                 70-7684).

(c)    78   --   Ritchie Steam Electric Station Unit No. 2 Ownership Agreement
                 between  AP&L and Entergy Power, dated as of August 28,  1990
                 (B-6(a)  to Rule 24 Certificate, dated September 6, 1990,  in
                 70-7684).

(c)    79   --   Power  Coordination,  Interchange  and  Transmission  Service
                 Agreement between Entergy Power and AP&L, dated as of August 28, 1990 (10(c)-71 to Form 10-K for the fiscal year ended December 31, 1990, in 1-10764).

+(c)   80   --   Executive Financial Counseling Program of Entergy Corporation
                 and  Subsidiaries (10(a)52 to Form 10-K for  the  year  ended
                 December 31, 1989, in 1-3517).

+(c)   81   --   Entergy  Corporation Annual Incentive Plan (10(a)54  to  Form
                 10-K for the year ended December 31, 1989, in 1-3517).

+(c)   82   --   Equity Ownership Plan of Entergy Corporation and Subsidiaries
                 (A-4(a)  to  Rule  24 Certificate, dated  May  24,  1991,  in
                 70-7831).

+(c)   83   --   Agreement between Arkansas Power & Light Company and R. Drake
                 Keith. (10(c) 78 to Form 10-K for the year ended December 31,
                 1992 in 1-10764).

+(c)   84   --   Supplemental  Retirement Plan (10(a)69 to Form 10-K  for  the
                 year ended December 31, 1992 in 1-3517).

+(c)   85   --   Defined  Contribution Restoration Plan of Entergy Corporation
                 and  Subsidiaries (10(a)53 to Form 10-K for  the  year  ended
                 December 31, 1989 in 1-3517).

+(c)   86   --   Amendment  No.  1  to the Equity Ownership  Plan  of  Entergy
                 Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)   87   --   Executive   Disability  Plan  of  Entergy   Corporation   and
                 Subsidiaries  (10(a)72  to  Form  10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(c)   88   --   Executive   Medical   Plan   of   Entergy   Corporation   and
                 Subsidiaries  (10(a)73  to  Form  10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(c)   89   --   Stock  Plan for Outside Directors of Entergy Corporation  and
                 Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)   90   --   Summary  Description  of Private Ownership  Vehicle  Plan  of
                 Entergy Corporation and Subsidiaries (10(a)75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)   91   --   Agreement  between  Entergy Corporation and  Edwin  Lupberger
                 (10(a)-42 to Form 10-K for the year ended December  31,  1985 in 1-3517).

+(c)   92   --   Agreement  between Entergy Corporation and Jerry  D.  Jackson
                 (10(a)-68 to Form 10-K for the year ended December  31,  1992 in 1-3517).

+(c)   93   --   Agreement  between  Entergy Services and Gerald  D.  McInvale
                 (10(a)-69 to Form 10-K for the year ended December  31,  1992 in 1-3517).

+(c)   94   --   Agreement between System Energy and Donald C. Hintz (10(b)-47 to Form 10-K for the year ended December 31, 1991 in 1-9067).

+(c)   95   --   Summary Description of Retired Outside Director Benefit Plan.
                 (10(c)  90 to Form 10-K for the year ended December 31,  1992 in 1-10764).

+(c)   96   --   Amendment to Defined Contribution Restoration Plan of Entergy
                 Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(c)   97   --   System  Executive Retirement Plan (10(a) 82 to Form 10-K  for
                 the year ended December 31, 1993 in 1-11299).

(c)    98   --   Loan  Agreement  dated  June  15,  1993,  between  AP&L   and
                 Independence   Country,  Arkansas  (B-1  (a)   to   Rule   24
                 Certificate dated July 9, 1993 in 70-8171).

(c)    99   --   Installment  Sale  Agreement dated January 1,  1991,  between
                 AP&L  and  Pope  Country,  Arkansas  (B-1  (b)  to  Rule   24
                 Certificate dated January 24, 1991 in 70-7802).

(c)    100  --   Installment  Sale Agreement dated November 1,  1990,  between
                 AP&L  and  Pope  Country,  Arkansas  (B-1  (a)  to  Rule   24
                 Certificate dated November 30, 1990 in70-7802).

(c)    101  --   Installment  Sale Agreement dated December 1,  1985,  between
                 AP&L   and  Pople  Country,  Arkansas  (B-1(a)  to  Rule   24
                 Certificate dated December 19, 1985 in 70-7127).

(c)    102  --   Loan  Agreement  dated  June  15,  1994,  between  AP&L   and
                 Jefferson County, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1994 in 70-8405).

(c)    103  --   Loan  Agreement dated June 15, 1994, between  AP&L  and  Pope
                 County, Arkansas (B-1(b) to Rule 24 Certificate in 70-8405).

GSU

(d)    1    --   Guaranty  Agreement,  dated July 1,  1976,  between  GSU  and
                 American  Bank and Trust Company (C and D to Form 8-K,  dated
                 August 6, 1976 in 1-2703).

(d)    2    --   Lease  of  Railroad Equipment, dated as of December 1,  1981, between The Connecticut Bank and Trust Company as Lessor  and
                 GSU  as Lessee and First Supplement, dated as of December 31,
                 1981,  relating to 605 One Hundred-Ton Unit Train Steel  Coal
                 Porter  Cars  (4-12 to Form 10-K for the year ended  December
                 31, 1981 in 1-2703).

(d)    3    --   Guaranty  Agreement, dated August 1, 1992,  between  GSU  and
                 Hibernia National Bank, relating to Pollution Control Revenue
                 Refunding  Bonds of the Industrial Development Board  of  the
                 Parish of Calcasieu, Inc. (Louisiana) (10-1 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)    4    --   Guaranty  Agreement, dated January 1, 1993, between  GSU  and
                 Hancock  Bank  of  Louisiana, relating to  Pollution  Control
                 Revenue  Refunding  Bonds  of the  Parish  of  Pointe  Coupee
                 (Louisiana)  (10-2 to Form 10-K for the year  ended  December
                 31, 1992 in 1-2703).

(d)    5    --   Deposit Agreement, dated as of December 1, 1983 between  GSU,
                 Morgan  Guaranty Trust Co. as Depositary and the  Holders  of
                 Despositary  Receipts,  relating  to  the  Issue  of  900,000
                 Depositary Preferred Shares, each representing 1/2 share of Adjustable Rate Cumulative Preferred Stock, Series E-$100 Par
                 Value (4-17 to Form 10-K for the year ended December 31, 1983 in 1-2703).

 (d)   6    --   Letter  of Credit and Reimbursement Agreement, dated December
                 27, 1985, between GSU and Westpack Banking Corporation relating to Variable Rate Demand Pollution Control Revenue
                 Bonds  of  the Parish of West Feliciana, State of  Louisiana,
                 Series  1985-D (4-26 to Form 10-K for the year ended December
                 31,  1985 in 1-2703) and Letter Agreement amending same dated
                 October  20,  1992  (10-3 to Form 10-K  for  the  year  ended
                 December 31, 1992 in 1-2703).

(d)    7    --   Reimbursement and Loan Agreement, dated as of April 23, 1986, by  and  between GSU and The Long-Term Credit Bank of  Japan,
                 Ltd.,  relating  to  Multiple Rate Demand  Pollution  Control
                 Revenue  Bonds  of  the Parish of West  Feliciana,  State  of
                 Louisiana, Series 1985 (4-26 to Form 10-K, for the year ended
                 December 31, 1986 in 1-2703) and Letter Agreement amending same, dated February 19, 1993 (10 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)    8    --   Agreement  effective February 1, 1964, between  Sabine  River
                 Authority, State of Louisiana, and Sabine River Authority  of
                 Texas, and GSU, Central Louisiana Electric Company, Inc., and
                 Louisiana Power & Light Company, as supplemented (B to Form 8-
                 K, dated May 6, 1964, A to Form 8-K, dated October 5, 1967, A to Form 8-K, dated May 5, 1969, and A to Form 8-K, dated
                 December 1, 1969, in 1-2708).

(d)    9    --   Joint   Ownership   Participation  and  Operating   Agreement
                 regarding  River Bend Unit 1 Nuclear Plant, dated August  20,
                 1979,  between  GSU, Cajun, and SRG&T; Power  Interconnection
                 Agreement with Cajun, dated June 26, 1978, and approved by the REA on August 16, 1979, between GSU and Cajun; and Letter
                 Agreement regarding CEPCO buybacks, dated August 28, 1979, between GSU and Cajun (2, 3, and 4, respectively, to Form 8-
                 K, dated September 7, 1979, in 1-2703).

(d)    10   --   Ground   Lease,  dated  August  15,  1980,  between  Statmont
                 Associates Limited Partnership (Statmont) and GSU, as amended
                 (3 to Form 8-K, dated August 19, 1980, and A-3-b to Form 10-Q for the quarter ended September 30, 1983 in 1-2703).

(d)    11   --   Lease  and Sublease Agreement, dated August 15, 1980, between
                 Statmont and GSU, as amended (4 to Form 8-K, dated August 19,
                 1980,  and A-3-c to Form 10-Q for the quarter ended September
                 30, 1983 in 1-2703).

(d)    12   --   Lease  Agreement,  dated  September  18,  1980,  between  BLC
                 Corporation and GSU (1 to Form 8-K, dated October 6, 1980  in
                 1-2703).

(d)    13   --   Joint Ownership Participation and Operating Agreement for Big
                 Cajun,  between GSU, Cajun Electric Power Cooperative,  Inc., and  Sam Rayburn G&T, Inc, dated November 14, 1980 (6 to Form
                 8-K,  dated  January 29, 1981 in 1-2703);  Amendment  No.  1, dated  December  12, 1980 (7 to Form 8-K, dated  January  29,
                 1981 in 1-2703); Amendment No. 2, dated December 29, 1980  (8 to Form 8-K, dated January 29, 1981 in 1-2703).

(d)    14   --   Agreement  of  Joint Ownership Participation  between  SRMPA,
                 SRG&T  and GSU, dated June 6, 1980, for Nelson Station,  Coal
                 Unit #6, as amended (8 to Form 8-K, dated June 11, 1980, A-2-b to Form 10-Q For the quarter ended June 30, 1982; and 10-1 to Form 8-K, dated February 19, 1988 in 1-2703).

(d)    15   --   Agreements  between Southern Company and GSU, dated  February
                 25,   1982,  which  cover  the  construction  of  a  140-mile
                 transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K, for the year ended December 31, 1981 in 1-2703).

+(d)   16   --   Executive Income Security Plan, effective October 1, 1980, as amended, continued and completely restated effective as of March 1, 1991 (10-2 to Form 10-K for the year ended December
                 31, 1991 in 1-2703).

 (d)   17   --   Joint Ownership Participation Agreement for Big Cajun between
                 GSU, Cajun, and SRG&T, dated November 14, 1980 (6 to Form  8-
                 K, dated January 29, 1981 in 1-2703).

(d)    18   --   Amendment   No.   1  to  the  Joint  Ownership  Participation
                 Agreement for Big Cajun, between GSU, Cajun, and SRG&T, dated
                 December 12, 1980 (7 to Form 8-K, dated January 29, 1981 in 1-
                 2703).

(d)    19   --   Amendment   No.   2  to  the  Joint  Ownership  Participation
                 Agreement for Big Cajun, between GSU, Cajun, and SRG&T, dated
                 December 29, 1980 (8 to Form 8-K, dated January 29, 1981 in 1-
                 2703).

(d)    20   --   Transmission Facilities Agreement between GSU and Mississippi
                 Power  Company, dated February 28, 1982, and Amendment, dated
                 May  12, 1982 (A-2-c to Form 10-Q for the quarter ended March
                 31, 1982 in 1-2703) and Amendment, dated December 6, 1983 (10-
                 43  to Form 10-K, for the year ended December 31, 1983 in  1-
                 2703).

(d)    21   --   Lease  Agreement dated as of June 29, 1983, between  GSU  and
                 City National Bank of Baton Rouge, as Owner Trustee, in connection with the leasing of a Simulator and Training
                 Center for River Bend Unit 1 (A-2-a to Form 10-Q for the quarter ended June 30, 1983 in 1-2703) and Amendment, dated
                 December  14,  1984 (10-55 to Form 10-K, for the  year  ended
                 December 31, 1984 in 1-2703).

(d)    22   --   Participation  Agreement, dated as of June  29,  1983,  among
                 GSU, City National Bank of Baton Rouge, PruFunding, Inc. Bank of the Southwest National Association, Houston and Bankers
                 Life Company, in connection with the leasing of a Simulator and Training Center of River Bend Unit 1 (A-2-b to Form 10-Q for the quarter ended June 30, 1983 in 1-2703).

(d)    23   --   Tax  Indemnity Agreement, dated as of June 29, 1983,  between
                 GSU and Prufunding, Inc., in connection with the leasing of a Simulator and Training Center for River Bend Unit I (A-2-c to
                 Form 10-Q for the quarter ended June 30, 1993 in 1-2703).

(d)    24   --   Agreement  to Lease, dated as of August 28, 1985, among  GSU,
                 City  National  Bank  of Baton Rouge, as Owner  Trustee,  and
                 Prudential Interfunding Corp., as Trustor, in connection with the leasing of improvement to a Simulator and Training
                 Facility for River Bend Unit I (10-69 to Form 10-K, for the year ended December 31, 1985 in 1-2703).

(d)    25   --   First  Amended Power Sales Agreement, dated December 1,  1985 between  Sabine  River  Authority, State  of  Louisiana,  and
                 Sabine  River  Authority, State of Texas,  and  GSU,  Central
                 Louisiana  Electric Co., Inc., and Louisiana Power and  Light
                 Company  (10-72 to Form 10-K for the year ended December  31,
                 1985 in 1-2703).

+(d)   26   --   Deferred  Compensation Plan for Directors of GSU and  Varibus
                 Corporation,  as  amended  January  8,  1987,  and  effective
                 January  1,  1987  (10-77 to Form 10-K  for  the  year  ended
                 December  31, 1986 in 1-2703).  Amendment dated  December  4,
                 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d)   27   --   Trust  Agreement  for Deferred Payments to  be  made  by  GSU pursuant to the Executive Income Security Plan, by and between GSU and Bankers Trust Company, effective November 1,
                 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-2703).

+(d)   28   --   Trust   Agreement  for  Deferred  Installments  under   GSU's
                 Management  Incentive  Compensation Plan  and  Administrative
                 Guidelines by and between GSU and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended
                 December 31, 1986 in 1-2703).

+(d)   29   --   Nonqualified   Deferred  Compensation  Plan   for   Officers,
                 Nonemployee Directors and Designated Key Employees, effective
                 December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No.
                 8 in Registration No. 2-76551).

+(d)   30   --   Trust   Agreement  for  GSU's  Nonqualified   Directors   and
                 Designated  Key Employees by and between GSU and  First  City
                 Bank,   Texas-Beaumont,  N.A.  (now  Texas  Commerce   Bank),
                 effective July 1, 1991 (10-4 to Form 10-K for the year  ended
                 December 31, 1992 in 1-2703).

(d)    31   --   Lease  Agreement,  dated as of June 29,  1987,  among  GSG&T,
                 Inc., and GSU related to the leaseback of the Lewis Creek generating station (10-83 to Form 10-K for the year ended
                 December 31, 1988 in 1-2703).

(d)    32   --   Nuclear Fuel Lease Agreement between GSU and River Bend  Fuel
                 Services, Inc. to lease the fuel for River Bend Unit 1, dated
                 February  7,  1989  (10-64 to Form 10-K for  the  year  ended
                 December 31, 1988 in 1-2703).

(d)    33   --   Trust  and  Investment Management Agreement between  GSU  and
                 Morgan Guaranty and Trust Company of New York with respect to decommissioning funds authorized to be collected by GSU, dated March 15, 1989 (10-66 to Form 10-K for the year ended
                 December 31, 1988 in 1-2703).

*(d)   34   --   Credit Agreement, dated as of December 29, 1993, among  River
                 Bend  Fuel  Services,  Inc.  and Certain  Commercial  Lending
                 Institutions and CIBC Inc. as Agent for the Lenders.

(d)    35   --   Partnership  Agreement  by and among Conoco  Inc.,  and  GSU,
                 CITGO Petroleum Corporation and Vista Chemical Company, dated
                 April  28,  1988  (10-67  to Form 10-K  for  the  year  ended
                 December 31, 1988 in 1-2703).

+(d)   36   --   Gulf  States  Utilities  Company Executive  Continuity  Plan,
                 dated  January 18, 1991 (10-6 to Form 10-K for the year ended
                 December 31, 1990 in 1-2703).

+(d)   37   --   Trust  Agreement for GSU's Executive Continuity Plan, by  and
                 between  GSU and First City Bank, Texas-Beaumont,  N.A.  (now
                 Texas Commerce Bank), effective May 20, 1991 (10-5 to Form 10-
                 K for the year ended December 31, 1992 in 1-2703).

+(d)   38   --   Gulf  States  Utilities Board of Directors' Retirement  Plan,
                 dated February 15, 1991 (10-8 to Form 10-K for the year ended
                 December 31, 1990 in 1-2703).

+(d)   39   --   Gulf  States Utilities Company Employees' Trustee  Retirement
                 Plan effective July 1, 1955 as amended, continued and completely restated effective January 1, 1989; and Amendment
                 No.1 effective January 1, 1993 (10-6 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)    40   --   Agreement  and  Plan of Reorganization, dated June  5,  1992, between  GSU  and Entergy Corporation (2 to Form  8-K,  dated
                 June 8, 1992 in 1-2703).

+(d)   41   --   Gulf  States Utilities Company Employee Stock Ownership Plan,
                 as  amended,  continued,  and completely  restated  effective
                 January  1, 1984, and January 1, 1985 (A to Form 11-K,  dated
                 December 31, 1985 in 1-2703).

+(d)   42   --   Trust  Agreement  under  the Gulf  States  Utilities  Company
                 Employee Stock Ownership Plan, dated December 30, 1976, between GSU and the Louisiana National Bank, as Trustee (2-A to Registration No. 2-62395).

+(d)   43   --   Letter Agreement dated September 7, 1977 between GSU and  the
                 Trustee, delegating certain of the Trustee's functions to the ESOP Committee (2-B to Registration Statement No. 2-62395).

+(d)   44   --   Gulf  States  Utilities  Company  Employees  Thrift  Plan  as
                 amended, continued and completely restated effective as of January 1, 1992 (28-1 to Amendment No. 8 to Registration No.
                 2-76551).

+(d)   45   --   Restatement   of  Trust  Agreement  under  the  Gulf   States
                 Utilities Company Employees Thrift Plan, reflecting changes made through January 1, 1989, between GSU and First City
                 Bank,  Texas-Beaumont, N.A., (now Texas Commerce Bank  ),  as
                 Trustee (2-A to Form 8-K dated October 20, 1989 in 1-2703).

(d)    46   --   Operating Agreement between Entergy Operations and GSU, dated as of December 31, 1993 (B-2(f) to Rule 24 Certificate in 70-
                 8059).

(d)    47   --   Guarantee  Agreement  between Entergy  Corporation  and  GSU, dated as of December 31, 1993 (B-5(a) to Rule 24 Certificate in 70-8059).

(d)    48   --   Service Agreement with Entergy Services, dated as of December
                 31, 1993 (B-6(c) to Rule 24 Certificate in 70-8059).

+(d)   49   --   Amendment to Employment Agreement between J. L. Donnelly  and
                 GSU, dated December 22, 1993 (10(d) 57 to Form 10-K for the year ended December 31, 1993 in 1-2703).

(d)    50   --   Amendment  to  Letter  of Credit and Reimbursement  Agreement
                 between GSU and Westpac Banking Corporation (10(d) 58 to Form
                 10-K for the year ended December 31, 1993 in 1-2703).

(d)    51   --   Third   Amendment,   dated  January  1,  1994,   to   Entergy
                 Corporation and Subsidiary Companies Intercompany Income  Tax
                 Allocation  Agreement (D-3(a) to Form U5S for the year  ended
                 December 31, 1993).

(d)    52   --   Refunding  Agreement  between GSU and West  Feliciana  Parish
                 (dated December 20, 1994 (B-12(a) to Rule 24 Certificate dated December 30, 1994 in 70-8375).

LP&L

(e)    1    --   Agreement, dated April 23, 1982, among LP&L and certain other
                 System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(e)    2    --   Middle   South  Utilities  System  Agency  Agreement,   dated
                 December 11, 1970 (5(a)-2 in 2-41080).

(e)    3    --   Amendment,  dated as of February 10, 1971,  to  Middle  South
                 Utilities  System Agency Agreement, dated December  11,  1970
                 (5(a)-4 in 2-41080).

(e)    4    --   Amendment,  dated  May  12, 1988, to Middle  South  Utilities
                 System Agency Agreement, dated December 11, 1970 (5(a) 4   in
                 2-41080).

(e)    5    --   Middle  South Utilities System Agency Coordination Agreement,
                 dated December 11, 1970 (5(a)-3 in 2-41080).

(e)    6    --   Service Agreement with Entergy Services, dated as of April 1,
                 1963 (5(a)-5 in 2-42523).

(e)    7    --   Amendment, dated as of January 1, 1972, to Service  Agreement with Entergy Services (4(a)-6 in 2-45916).

(e)    8    --   Amendment,  dated as of April 27, 1984, to Service  Agreement with Entergy Services (10(a) 7 to Form 10-K for the fiscal year ended December 31, 1984, in 1-3517).

(e)    9    --   Amendment,  dated as of August 1, 1988, to Service  Agreement with Entergy Services (10(d)-8 to Form 10-K for the fiscal year ended December 31, 1988, in 1-8474).

(e)    10   --   Amendment,  dated January 1, 1991, to Service Agreement  with
                 Entergy Services (10(d)-9 to Form 10-K for the fiscal year ended December 31, 1990, in 1-8474).

*(e)   11   --   Amendment,  dated January 1, 1992, to Service Agreement  with
                 Entergy Services.

(e)    12   --   Availability  Agreement, dated June 21,  1974,  among  System
                 Energy  and  certain other System companies  (B  to  Rule  24
                 Certificate, dated June 24, 1974, in 70-5399).

(e)    13   --   First  Amendment to Availability Agreement, dated as of  June
                 30,  1977 (B to Rule 24 Certificate, dated June 30, 1977,  in
                 70-5399).

(e)    14   --   Second Amendment to Availability Agreement, dated as of  June
                 15,  1981  (E to Rule 24 Certificate, dated July 1, 1981,  in
                 70-6592).

(e)    15   --   Third  Amendment to Availability Agreement, dated as of  June
                 28, 1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in 70-6985).

(e)    16   --   Fourth Amendment to Availability Agreement, dated as of  June
                 1,  1989  (A to Rule 24 Certificate, dated June 8,  1989,  in
                 70-5399).

(e)    17   --   Fourteenth Assignment of Availability Agreement, Consent  and
                 Agreement,  dated as of June 15, 1985, with Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(e)    18   --   Fifteenth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of May 1, 1986, with United States  Trust
                 Company  of  New York, Malcolm J. Hood, and Deposit  Guaranty
                 National Bank, as Trustees (B-3(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(e)    19   --   Sixteenth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of May 1, 1986, with United States  Trust
                 Company  of New York and Malcolm J. Hood, as Trustees  (C  to
                 Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(e)    20   --   Eighteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-2  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(e)    21   --   Nineteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-3  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(e)    22   --   Twentieth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of November 16, 1987, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-1  to  Rule  24 Certificate, dated December  1,  1987,  in
                 70-7382).

(e)    23   --   Twenty-first  Assignment of Availability  Agreement,  Consent and  Agreement,  dated as of December 1,  1987,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees (C-2 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(e)    24   --   Twenty-third  Assignment of Availability  Agreement,  Consent and  Agreement, dated as of January 11, 1991,  with  Chemical
                 Bank,  as Agent (B-3(a) to Rule 24 Certificate, dated January
                 23, 1991, in 70-7561).

(e)    25   --   Twenty-fourth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of July 1, 1992, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-2(b)  to  Rule  24 Certificate, dated July  14,  1992,  in
                 70-7946).

(e)    26   --   Twenty-fifth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(b) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(e)    27   --   Twenty-sixth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(c) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(e)    28   --   Twenty-seventh Assignment of Availability Agreement,  Consent and  Agreement, dated as of April 1, 1993, with United States
                 Trust Company of New York and Gerard F. Ganey as Trustees (B-
                 2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(e)    29   --   Twenty-eighth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of December 17,1993,  with  Chemical
                 Bank,  as Agent (B-2(a) to Rule 24 Certificate dated December
                 22, 1993 in 70-7561).

(e)    30   --   Twenty-ninth  Assignment of Availability  Agreement,  Consent and  Agreement, dated as of April 1, 1994, with United States
                 Trust  Company of New York and Gerard F. Ganey, as  Trustees,
                 (B-2(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(e)    31   --   Fuel  Lease, dated as of January 31, 1989, between River Fuel
                 Company #2, Inc., and LP&L (B-1(b) to Rule 24 Certificate  in
                 70-7580).

(e)    32   --   Reallocation  Agreement, dated as of  July  28,  1981,  among
                 System Energy and certain other System companies (B-1(a) in 70-6624).

(e)    33   --   Compromise  and  Settlement Agreement, dated  June  4,  1982, between Texaco, Inc. and LP&L (28(a) to Form 8-K, dated  June
                 4, 1982, in 1-8474).

+(e)   34   --   Post-Retirement Plan (10(c)23 to Form 10-K for the year ended
                 December 31, 1983, in 1-8474).

(e)    35   --   Unit  Power  Sales  Agreement, dated as  of  June  10,  1982, between  System Energy and AP&L, LP&L, MP&L and NOPSI  (10(a)
                 39 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(e)    36   --   First  Amendment to the Unit Power Sales Agreement, dated  as of June 28, 1984, between System Energy and AP&L, LP&L, MP&L and NOPSI (19 to Form 10-Q for the quarter ended September
                 30, 1984, in 1-3517).

(e)    37   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(e)    38   --   Middle   South  Utilities,  Inc.  and  Subsidiary   Companies
                 Intercompany Tax Allocation Agreement, dated April  28,  1988
                 (D-1 to Form U5S for the year ended December 31, 1987).

(e)    39   --   First  Amendment, dated January 1, 1990, to the Middle  South
                 Utilities, Inc. and Subsidiary Companies Intercompany  Income
                 Tax  Allocation  Agreement, dated January  1,  1990  (D-2  to
                 Form U5S for the year ended December 31, 1989).

(e)    40   --   Second  Amendment  dated  January 1,  1992,  to  the  Entergy
                 Corporation and Subsidiary Companies Intercompany Income  Tax
                 Allocation  Agreement (D-3 to Form U5S  for  the  year  ended
                 December 31, 1992).

(e)    41   --   Third  Amendment dated January 1, 1994 to Entergy Corporation and  Subsidiary Companies Intercompany Income Tax  Allocation
                 Agreement (D-3(a) to Form U5S for the year ended December 31,
                 1993).

(e)    42   --   Contract for Disposal of Spent Nuclear Fuel and/or High-Level
                 Radioactive Waste, dated February 2, 1984, among DOE,  System
                 Fuels and LP&L (10(d)33 to Form 10-K for the fiscal year ended December 31, 1984, in 1-8474).

(e)    43   --   Operating  Agreement  between Entergy  Operations  and  LP&L, dated as of June 6, 1990 (B-2(c) to Rule 24 Certificate, dated June 15, 1990, in 70-7679).

(e)    44   --   Guarantee  Agreement  between Entergy Corporation  and  LP&L,
                 dated   as  of  September  20,  1990  (B-2(a),  to  Rule   24
                 Certificate, dated September 27, 1990, in 70-7757).

+(e)   45   --   Executive Financial Counseling Program of Entergy Corporation
                 and  Subsidiaries (10(a) 52 to Form 10-K for the  year  ended
                 December 31, 1989, in 1-3517).

+(e)   46   --   Entergy  Corporation Annual Incentive Plan (10(a) 54 to  Form
                 10-K for the year ended December 31, 1989, in 1-3517).

+(e)   47   --   Equity Ownership Plan of Entergy Corporation and Subsidiaries
                 (A-4(a)  to  Rule  24 Certificate, dated  May  24,  1991,  in
                 70-7831).

+(e)   48   --   Supplemental Retirement Plan (10(a) 69 to Form 10-K  for  the
                 year ended December 31, 1992 in 1-3517).

+(e)   49   --   Defined  Contribution Restoration Plan of Entergy Corporation
                 and  Subsidiaries (10(a) 53 to Form 10-K for the  year  ended
                 December 31, 1989 in 1-3517).

+(e)   50   --   Amendment  No.  1  to the Equity Ownership  Plan  of  Entergy
                 Corporation and Subsidiaries (10(a) 71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   51   --   Executive   Disability  Plan  of  Entergy   Corporation   and
                 Subsidiaries  (10(a)  72  to Form 10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(e)   52   --   Executive   Medical   Plan   of   Entergy   Corporation   and
                 Subsidiaries  (10(a)  73  to Form 10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(e)   53   --   Stock  Plan for Outside Directors of Entergy Corporation  and
                 Subsidiaries  (10(a)  74  to Form 10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(e)   54   --   Summary  Description  of Private Ownership  Vehicle  Plan  of
                 Entergy Corporation and Subsidiaries (10(a) 75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   55   --   Agreement  between  Entergy Corporation and  Edwin  Lupberger
                 (10(a)  42 to Form 10-K for the year ended December 31,  1985 in 1-3517).

+(e)   56   --   Agreement  between Entergy Corporation and Jerry  D.  Jackson
                 (10(a)  68 to Form 10-K for the year ended December 31,  1992 in 1-3517).

+(e)   57   --   Agreement  between  Entergy Services and Gerald  D.  McInvale
                 (10(a)  69 to Form 10-K for the year ended December 31,  1992 in 1-3517).

+(e)   58   --   Agreement between System Energy and Donald C. Hintz (10(b) 47 to Form 10-K for the year ended December 31, 1991 in 1-9067).

+(e)   59   --   Summary Description of Retired Outside Director Benefit  Plan
                 (10(c)90 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(e)   60   --   Amendment to Defined Contribution Restoration Plan of Entergy
                 Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(e)   61   --   System  Executive Retirement Plan (10(a) 82 to Form 10-K  for
                 the year ended December 31, 1993 in 1-11299).

(e)    62   --   Installment Sale Agreement, dated July 20, 1994, between LP&L
                 and  St.  Charles  Parish,  Louisiana  (B-6(e)  to  Rule   24
                 Certificate dated August 1, 1994 in 70-7822).

MP&L

(f)    1    --   Agreement dated April 23, 1982, among MP&L and certain  other
                 System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(f)    2    --   Middle   South  Utilities  System  Agency  Agreement,   dated
                 December 11, 1970 (5(a)-2 in 2-41080).

(f)    3    --   Amendment, dated February 10, 1971, to Middle South Utilities
                 System Agency Agreement, dated December 11, 1970 (5(a)  4  in
                 2-41080).

(f)    4    --   Amendment,  dated  May  12, 1988, to Middle  South  Utilities
                 System Agency Agreement, dated December 11, 1970 (5(a) 4 in 2-
                 41080).

(f)    5    --   Middle  South Utilities System Agency Coordination Agreement,
                 dated December 11, 1970 (5(a)-3 in 2-41080).

(f)    6    --   Service Agreement with Entergy Services, dated as of April 1,
                 1963 (D in 37-63).

(f)    7    --   Amendment,  dated January 1, 1972, to Service Agreement  with
                 Entergy  Services (A to Notice, dated October  14,  1971,  in
                 37-63).

(f)    8    --   Amendment,  dated April 27, 1984, to Service  Agreement  with
                 Entergy Services (10(a) 7 to Form 10-K for the fiscal year ended December 31, 1984, in 1-3517).

(f)    9    --   Amendment,  dated as of August 1, 1988, to Service  Agreement with Entergy Services (10(e) 8 to Form 10-K for the fiscal year ended December 31, 1988, in 0-320).

(f)    10   --   Amendment,  dated January 1, 1991, to Service Agreement  with
                 Entergy Services (10(e) 9 to Form 10-K for the fiscal year ended December 31, 1990, in 0-320).

(f)    11   --   Amendment,  dated January 1, 1992, to Service Agreement  with
                 Entergy Services.

(f)    12   --   Availability  Agreement, dated June 21,  1974,  among  System
                 Energy  and  certain other System companies  (B  to  Rule  24
                 Certificate, dated June 24, 1974, in 70-5399).

(f)    13   --   First  Amendment to Availability Agreement, dated as of  June
                 30,  1977 (B to Rule 24 Certificate, dated June 24, 1977,  in
                 70-5399).

(f)    14   --   Second Amendment to Availability Agreement, dated as of  June
                 15,  1981  (E to Rule 24 Certificate, dated July 1, 1981,  in
                 70-6592).

(f)    15   --   Third  Amendment to Availability Agreement, dated as of  June
                 28, 1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in 70-6985).

(f)    16   --   Fourth Amendment to Availability Agreement, dated as of  June
                 1,  1989  (A to Rule 24 Certificate, dated June 8,  1989,  in
                 70-5399).

(f)    17   --   Fourteenth Assignment of Availability Agreement, Consent  and
                 Agreement,  dated as of June 15, 1985, with Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(f)    18   --   Fifteenth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of May 1, 1986, with United States  Trust
                 Company  of  New York, Malcolm J. Hood, and Deposit  Guaranty
                 National Bank, as Trustees (B-3(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(f)    19   --   Sixteenth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of May 1, 1986, with United States  Trust
                 Company  of New York and Malcolm J. Hood, as Trustees  (C  to
                 Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(f)    20   --   Eighteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-2  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(f)    21   --   Nineteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-3  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(f)    22   --   Twenty-fourth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of July 1, 1992, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-2(b)  to  Rule  24 Certificate, dated July  14,  1992,  in
                 70-7946).

(f)    23   --   Twenty-fifth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(b) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(f)    24   --   Twenty-sixth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(c) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(f)    25   --   Twenty-seventh Assignment of Availability Agreement,  Consent and  Agreement, dated as of April 1, 1993, with United States
                 Trust Company of New York and Gerard F. Ganey as Trustees (B-
                 2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(f)    26   --   Twenty-eighth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of December 17, 1993, with  Chemical
                 Bank,  as Agent (B-2(a) to Rule 24 Certificate dated December
                 22, 1993 in 70-7561).

(f)    27   --   Twenty-ninth  Assignment of Availability  Agreement,  Consent and  Agreement, dated as of April 1, 1994, with United States
                 Trust Company of New York and Gerard F. Ganey as Trustees (B-
                 2(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(f)    28   --   Installment Sale Agreement, dated as of June 1, 1974, between
                 MP&L  and Washington County, Mississippi (B-2(a) to  Rule  24
                 Certificate, dated August 1, 1974, in 70-5504).

(f)    29   --   Installment Sale Agreement, dated as of July 1, 1982, between
                 MP&L  and Independence County, Arkansas, (B-1(c) to  Rule  24
                 Certificate dated July 21, 1982, in 70-6672).

(f)    30   --   Installment  Sale  Agreement, dated as of December  1,  1982, between  MP&L and Independence County, Arkansas,  (B-1(d)  to
                 Rule 24 Certificate dated December 7, 1982, in 70-6672).

(f)    31   --   Amended and Restated Installment Sale Agreement, dated as  of
                 April  1,  1994, between MP&L and Warren County, Mississippi,
                 (B-6(a)  to  Rule 24 Certificate dated May 4,  1994,  in  70-
                 7914).

(f)    32   --   Amended and Restated Installment Sale Agreement, dated as  of
                 April   1,   1994,   between  MP&L  and  Washington   County,
                 Mississippi,  (B-6(b)  to Rule 24 Certificate  dated  May  4,
                 1994, in 70-7914).

(f)    33   --   Substitute  Power Agreement, dated as of May 1,  1980,  among
                 MP&L, System Energy and SMEPA (B-3(a) in 70-6337).

(f)    34   --   Amendment, dated December 4, 1984, to the Independence  Steam
                 Electric Station Operating Agreement (10(c) 51 to Form 10-K for the fiscal year ended December 31, 1984, in 0-375).

(f)    35   --   Amendment, dated December 4, 1984, to the Independence  Steam
                 Electric Station Ownership Agreement (10(c) 54 to Form 10-K for the fiscal year ended December 31, 1984, in 0-375).

(f)    36   --   Owners  Agreement, dated November 28, 1984, among AP&L,  MP&L and other co- owners of the Independence Station (10(c) 55 to Form 10-K for the fiscal year ended December 31, 1984, in 0-375).

(f)    37   --   Consent,  Agreement and Assumption, dated December  4,  1984, among AP&L, MP&L, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee
                 (10(c) 56 to Form 10-K for the fiscal year ended December 31, 1984, in 0-375).

(f)    38   --   Reallocation  Agreement, dated as of  July  28,  1981,  among
                 System Energy and certain other System companies (B-1(a) in 70-6624).

+(f)   39   --   Post-Retirement Plan (10(d) 24 to Form 10-K  for  the  fiscal year ended December 31, 1983, in 0-320).

(f)    40   --   Unit  Power  Sales  Agreement, dated as  of  June  10,  1982, between System Energy and AP&L, LP&L, MP&L, and NOPSI  (10(a)
                 39 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(f)    41   --   First  Amendment to the Unit Power Sales Agreement, dated  as of June 28, 1984, between System Energy and AP&L, LP&L, MP&L, and NOPSI (19 to Form 10-Q for the quarter ended September
                 30, 1984, in 1-3517).

(f)    42   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(f)    43   --   Sales  Agreement, dated as of June 21, 1974,  between  System
                 Energy  and  MP&L (D to Rule 24 Certificate, dated  June  26,
                 1974, in 70-5399).

(f)    44   --   Service Agreement, dated as of June 21, 1974, between  System
                 Energy  and  MP&L (E to Rule 24 Certificate, dated  June  26,
                 1974, in 70-5399).

(f)    45   --   Partial Termination Agreement, dated as of December 1,  1986, between System Energy and MP&L (A-2 to Rule 24 Certificate dated January 8, 1987, in 70-5399).

(f)    46   --   Middle   South  Utilities,  Inc.  and  Subsidiary   Companies
                 Intercompany Income Tax Allocation Agreement, dated April 28,
                 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(f)    47   --   First  Amendment  dated January 1, 1990 to the  Middle  South
                 Utilities  Inc.  and  Subsidiary Companies  Intercompany  Tax
                 Allocation  Agreement (D-2 to Form U5S  for  the  year  ended
                 December 31, 1989).

(f)    48   --   Second  Amendment  dated  January 1,  1992,  to  the  Entergy
                 Corporation and Subsidiary Companies Intercompany Income  Tax
                 Allocation  Agreement (D-3 to Form U5S  for  the  year  ended
                 December 31, 1992).

(f)    49   --   Third  Amendment dated January 1, 1994 to Entergy Corporation and  Subsidiary Companies Intercompany Income Tax  Allocation
                 Agreement (D-3(a) to Form U5S for the year ended December 31,
                 1993).

+(f)   50   --   Executive Financial Counseling Program of Entergy Corporation
                 and  Subsidiaries (10(a) 52 to Form 10-K for the  year  ended
                 December 31, 1989, in 1-3517).

+(f)   51   --   Entergy  Corporation Annual Incentive Plan (10(a) 54 to  Form
                 10-K for the year ended December 31, 1989, in 1-3517).

+(f)   52   --   Equity Ownership Plan of Entergy Corporation and Subsidiaries
                 (A-4(a)  to  Rule  24 Certificate, dated  May  24,  1991,  in
                 70-7831).

+(f)   53   --   Supplemental  Retirement Plan (10(a)69 to Form 10-K  for  the
                 year ended December 31, 1992 in 1-3517).

+(f)   54   --   Defined  Contribution Restoration Plan of Entergy Corporation
                 and  Subsidiaries (10(a)53 to Form 10-K for  the  year  ended
                 December 31, 1989 in 1-3517).

+(f)   55   --   Amendment  No.  1  to the Equity Ownership  Plan  of  Entergy
                 Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f)   56   --   Executive   Disability  Plan  of  Entergy   Corporation   and
                 Subsidiaries  (10(a)72  to  Form  10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(f)   57   --   Executive   Medical   Plan   of   Entergy   Corporation   and
                 Subsidiaries  (10(a)73  to  Form  10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(f)   58   --   Stock  Plan for Outside Directors of Entergy Corporation  and
                 Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f)   59   --   Summary  Description  of Private Ownership  Vehicle  Plan  of
                 Entergy Corporation and Subsidiaries (10(a)75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f)   60   --   Agreement  between  Entergy Corporation and  Edwin  Lupberger
                 (10(a)-42 to Form 10-K for the year ended December  31,  1985 in 1-3517).

+(f)   61   --   Agreement  between Entergy Corporation and Jerry  D.  Jackson
                 (10(a)-68 to Form 10-K for the year ended December  31,  1992 in 1-3517).

+(f)   62   --   Agreement  between  Entergy Services and Gerald  D.  McInvale
                 (10(a)-69 to Form 10-K for the year ended December  31,  1992 in 1-3517).

+(f)   63   --   Agreement between System Energy and Donald C. Hintz (10(b)-47 to Form 10-K for the year ended December 31, 1991 in 1-9067).

+(f)   64   --   Summary Description of Retired Outside Director Benefit  Plan
                 (10(c)-90 to Form 10-K for the year ended December  31,  1992 in 1-10764).

+(f)   65   --   Amendment to Defined Contribution Restoration Plan of Entergy
                 Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(f)   66   --   System  Executive Retirement Plan (10(a) 82 to Form 10-K  for
                 the year ended December 31, 1993 in 1-11299).

NOPSI

(g)    1    --   Agreement,  dated  April 23, 1982, among  NOPSI  and  certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)-1 to Form
                 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(g)    2    --   Middle   South  Utilities  System  Agency  Agreement,   dated
                 December 11, 1970 (5(a)-2 in 2-41080).

(g)    3    --   Amendment  dated  as of February 10, 1971,  to  Middle  South
                 Utilities  System Agency Agreement, dated December  11,  1970
                 (5(a)-4 in 2-41080).

(g)    4    --   Amendment,  dated  May  12, 1988, to Middle  South  Utilities
                 System Agency Agreement, dated December 11, 1970 (5(a) 4   in
                 2-41080).

(g)    5    --   Middle  South Utilities System Agency Coordination Agreement,
                 dated December 11, 1970 (5(a)-3 in 2-41080).

(g)    6    --   Service Agreement with Entergy Services dated as of April  1,
                 1963 (5(a)-5 in 2-42523).

(g)    7    --   Amendment, dated as of January 1, 1972, to Service  Agreement with Entergy Services (4(a)-6 in 2-45916).

(g)    8    --   Amendment,  dated as of April 27, 1984, to Service  Agreement with Entergy Services (10(a)7 to Form 10-K for the fiscal year ended December 31, 1984, in 1-3517).

(g)    9    --   Amendment,  dated as of August 1, 1988, to Service  Agreement with Entergy Services (10(f)-8 to Form 10-K for the fiscal year ended December 31, 1988, in 0-5807).

(g)    10   --   Amendment,  dated January 1, 1991, to Service Agreement  with
                 Entergy Services (10(f)-9 to Form 10-K for the fiscal year ended December 31, 1990, in 0-5807).

*(g)   11   --   Amendment,  dated January 1, 1992, to Service Agreement  with
                 Entergy Services.

(g)    12   --   Availability  Agreement, dated June 21,  1974,  among  System
                 Energy  and  certain other System companies  (B  to  Rule  24
                 Certificate, dated June 24, 1974, in 70-5399).

(g)    13   --   First  Amendment to Availability Agreement,  dated  June  30,
                 1977  (B  to  Rule 24 Certificate, dated June  30,  1977,  in
                 70-5399).

(g)    14   --   Second Amendment to Availability Agreement, dated as of  June
                 15,  1981  (E to Rule 24 Certificate, dated July 1, 1981,  in
                 70-6592).

(g)    15   --   Third  Amendment to Availability Agreement, dated as of  June
                 28, 1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in 70-6985).

(g)    16   --   Fourth Amendment to Availability Agreement, dated as of  June
                 1,  1989  (A to Rule 24 Certificate, dated June 8,  1989,  in
                 70-5399).

(g)    17   --   Fourteenth Assignment of Availability Agreement, Consent  and
                 Agreement,  dated as of June 15, 1985, with Deposit  Guaranty
                 National  Bank, United States Trust Company of New  York  and
                 Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(g)    18   --   Fifteenth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of May 1, 1986, with United States  Trust
                 Company  of  New  York, Malcolm J. Hood and Deposit  Guaranty
                 National Bank, as Trustees (B-3(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(g)    19   --   Sixteenth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of May 1, 1986, with United States  Trust
                 Company  of New York and Malcolm J. Hood, as Trustees  (C  to
                 Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(g)    20   --   Eighteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-2  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(g)    21   --   Nineteenth Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of September 1, 1986, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-3  to  Rule  24  Certificate, dated October  1,  1986,  in
                 70-7272).

(g)    22   --   Twentieth  Assignment of Availability Agreement, Consent  and
                 Agreement, dated as of November 15, 1987, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (C-1  to  Rule  24 Certificate, dated December  1,  1987,  in
                 70-7382).

(g)    23   --   Twenty-first  Assignment of Availability  Agreement,  Consent and  Agreement,  dated as of December 1,  1987,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees (C-2 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(g)    24   --   Twenty-third  Assignment of Availability  Agreement,  Consent and  Agreement, dated as of January 11, 1991,  with  Chemical
                 Bank,  as Agent (B-3(a) to Rule 24 Certificate, dated January
                 23, 1991, in 70-7561).

(g)    25   --   Twenty-fourth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of July 1, 1992, with United  States
                 Trust  Company of New York and Gerard F. Ganey,  as  Trustees
                 (B-2(b)  to  Rule  24 Certificate, dated July  14,  1992,  in
                 70-7946).

(g)    26   --   Twenty-fifth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(b) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(g)    27   --   Twenty-sixth  Assignment of Availability  Agreement,  Consent and  Agreement,  dated  as of October 1,  1992,  with  United
                 States  Trust  Company of New York and Gerard  F.  Ganey,  as
                 Trustees  (B-2(c) to Rule 24 Certificate, dated  November  2,
                 1992, in 70-7946).

(g)    28   --   Twenty-seventh Assignment of Availability Agreement,  Consent and  Agreement, dated as of April 1, 1993, with United States
                 Trust Company of New York and Gerard F. Ganey as Trustees (B-
                 2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(g)    29   --   Twenty-eighth  Assignment of Availability Agreement,  Consent and  Agreement, dated as of December 17, 1993, with  Chemical
                 Bank,  as Agent (B-2(a) to Rule 24 Certificate dated December
                 22, 1993 in 70-7561).

(g)    30   --   Twenty-ninth  Assignment of Availability  Agreement,  Consent and  Agreement, dated as of April 1, 1994, with United States
                 Trust Company of New York and Gerard F. Ganey, as Trustees (B-
                 2(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(g)    31   --   Reallocation  Agreement, dated as of  July  28,  1981,  among
                 System Energy and certain other System companies (B-1(a) in 70-6624).

+(g)   32   --   Post-Retirement Plan (10(e) 22 to Form 10-K  for  the  fiscal year ended December 31, 1983, in 1-1319).

(g)    33   --   Unit  Power  Sales  Agreement, dated as  of  June  10,  1982, between  System Energy and AP&L, LP&L, MP&L and NOPSI  (10(a)
                 39 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(g)    34   --   First  Amendment to the Unit Power Sales Agreement, dated  as of June 28, 1984, between System Energy and AP&L, LP&L, MP&L and NOPSI (19 to Form 10-Q for the quarter ended September
                 30, 1984, in 1-3517).

(g)    35   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(g)    36   --   Transfer Agreement, dated as of June 28, 1983, among the City of New Orleans, NOPSI and Regional Transit Authority (2(a) to
                 Form 8-K, dated June 24, 1983, in 1-1319).

(g)    37   --   Middle   South  Utilities,  Inc.  and  Subsidiary   Companies
                 Intercompany Income Tax Allocation Agreement, dated April 28,
                 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(g)    38   --   First  Amendment, dated January 1, 1990, to the Middle  South
                 Utilities, Inc. and Subsidiary Companies Intercompany  Income
                 Tax  Allocation Agreement (D-2 to Form U5S for the year ended
                 December 31, 1989).

(g)    39   --   Second  Amendment  dated  January 1,  1992,  to  the  Entergy
                 Corporation and Subsidiary Companies Intercompany Income  Tax
                 Allocation  Agreement (D-3 to Form U5S  for  the  year  ended
                 December 31, 1992).

(g)    40   --   Third  Amendment dated January 1, 1994 to Entergy Corporation and  Subsidiary Companies Intercompany Income Tax  Allocation
                 Agreement (D-3(a) to Form U5S for the year ended December 31,
                 1993).

+(g)   41   --   Executive Financial Counseling Program of Entergy Corporation
                 and  Subsidiaries (10(a)52 to Form 10-K for  the  year  ended
                 December 31, 1989, in 1-3517).

+(g)   42   --   Entergy  Corporation Annual Incentive Plan (10(a)54  to  Form
                 10-K for the year ended December 31, 1989, in 1-3517).

+(g)   43   --   Equity Ownership Plan of Entergy Corporation and Subsidiaries
                 (A-4(a)  to  Rule  24 Certificate, dated  May  24,  1991,  in
                 70-7831).

+(g)   44   --   Supplemental  Retirement Plan (10(a)69 to Form 10-K  for  the
                 year ended December 31, 1992 in 1-3517).

+(g)   45   --   Defined  Contribution Restoration Plan of Entergy Corporation
                 and  Subsidiaries (10(a)53 to Form 10-K for  the  year  ended
                 December 31, 1989 in 1-3517).

+(g)   46   --   Amendment  No.  1  to the Equity Ownership  Plan  of  Entergy
                 Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   47   --   Executive   Disability  Plan  of  Entergy   Corporation   and
                 Subsidiaries  (10(a)72  to  Form  10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(g)   48   --   Executive   Medical   Plan   of   Entergy   Corporation   and
                 Subsidiaries  (10(a)73  to  Form  10-K  for  the  year  ended
                 December 31, 1992 in 1-3517).

+(g)   49   --   Stock  Plan for Outside Directors of Entergy Corporation  and
                 Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   50   --   Summary  Description  of Private Ownership  Vehicle  Plan  of
                 Entergy Corporation and Subsidiaries (10(a)75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   51   --   Agreement  between  Entergy Corporation and  Edwin  Lupberger
                 (10(a)-42 to Form 10-K for the year ended December  31,  1985 in 1-3517).

+(g)   52   --   Agreement  between Entergy Corporation and Jerry  D.  Jackson
                 (10(a)-68 to Form 10-K for the year ended December  31,  1992 in 1-3517).

+(g)   53   --   Agreement  between  Entergy Services and Gerald  D.  McInvale
                 (10(a)-69 to Form 10-K for the year ended December  31,  1992 in 1-3517).

+(g)   54   --   Agreement between System Energy and Donald C. Hintz (10(b)-47 to Form 10-K for the year ended December 31, 1991 in 1-9067).

+(g)   55   --   Summary Description of Retired Outside Director Benefit  Plan
                 (10(c)-90 to Form 10-K for the year ended December  31,  1992 in 1-10764).

+(g)   56   --   Amendment to Defined Contribution Restoration Plan of Entergy
                 Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(g)   57   --   System  Executive Retirement Plan (10(a) 82 to Form 10-K  for
                 the year ended December 31, 1993 in 1-11299).

(12)  Statement Re Computation of Ratios

*(a)   AP&L's    Computation  of  Ratios of Earnings to Fixed Charges  and  of
                 Earnings  to  Fixed  Charges  and  Preferred  Dividends,   as
                 defined.

*(b)   GSU's     Computation  of  Ratios of Earnings to Fixed Charges  and  of
                 Earnings  to  Fixed  Charges  and  Preferred  Dividends,   as
                 defined.

*(c)   LP&L's    Computation  of  Ratios of Earnings to Fixed Charges  and  of
                 Earnings  to  Fixed  Charges  and  Preferred  Dividends,   as
                 defined.

*(d)   MP&L's    Computation  of  Ratios of Earnings to Fixed Charges  and  of
                 Earnings  to  Fixed  Charges  and  Preferred  Dividends,   as
                 defined.

*(e)   NOPSI's   Computation  of  Ratios of Earnings to Fixed Charges  and  of
                 Earnings  to  Fixed  Charges  and  Preferred  Dividends,   as
                 defined.

*(f) System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21)            Subsidiaries of the Registrants

(23)             Consents of Experts and Counsel


*(a)   The  consent of Coopers & Lybrand L.L.P. is contained herein at page 373.

*(b)   The  consent  of Deloitte & Touche LLP is contained herein  at  page 374.

*(c)   The  consent of Friday, Eldredge & Clark is contained herein at page 375.

*(d)   The  consent of Clark, Thomas & Winters is contained herein at  page 376.

*(e)   The consent of Sandlin Associates is contained herein at page 377.

*(f) The consent of Monroe & Lemann (A Professional Corporation) is contained herein at page 378.

*(g) The consent of Wise Carter Child & Caraway, Professional Association, is contained herein at page 379.


*(24)  Powers of Attorney

(27)   Financial Data Schedule

*(a) Financial Data Schedule for Entergy Corporation and Subsidiaries as of December 31, 1994.

*(b)   Financial Data Schedule for AP&L as of December 31, 1994.

*(c)   Financial Data Schedule for GSU as of December 31, 1994.

*(d)   Financial Data Schedule for LP&L as of December 31, 1994.

*(e)   Financial Data Schedule for MP&L as of December 31, 1994.

*(f)   Financial Data Schedule for NOPSI as of December 31, 1994.

*(g)   Financial Data Schedule for System Energy as of December 31, 1994.


(99)   Additional Exhibits

GSU

(a) 1 Opinion of Clark, Thomas & Winters, a professional corporation, dated September 30, 1992 regarding the effect of the October 1, 1991 judgment in GSU v. PUCT in the District Court of Travis County, Texas (99-1 in Registration No. 33-48889).

(a) 2 Opinion of Clark Clark, Thomas & Winters, a professional corporation, dated August 8, 1994 regarding recovery of costs deferred purusant to PUCT order in Docket 6525 (99 (j) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 in No. 1-2703).

*(a) 3 Opinion of Clark, Thomas & Winters, a professional corporation, confirming its opinions dated September 30, 1992 and August 8, 1994.

_________________

*  Filed herewith.
+  Management contracts or compensatory plans or arrangements.