Form 10-Q
period 2004-09-30
ENTERGY ARKANSAS INC; ENTERGY LOUISIANA INC; ENTERGY GULF STATES INC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 2004-11-05
CIK 7323, 60527, 44570, 65984, 66901, 71508, 202584

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.

1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000	72-1229752

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue, 40th Floor Little Rock, Arkansas 72201 Telephone (501) 377-4000	71-0005900

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631	74-0662730

1-8474	ENTERGY LOUISIANA, INC. (a Louisiana corporation) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 840-2734	72-0245590

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000	64-0205830

0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 505 New Orleans, Louisiana 70112 Telephone (504) 670-3674	72-0273040

1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000	72-0752777

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

	Yes	No
Entergy Corporation	Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States, Inc.		Ö
Entergy Louisiana, Inc.		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
System Energy Resources, Inc.		Ö

Common Stock Outstanding		Outstanding at October 29, 2004
Entergy Corporation	($0.01 par value)	223,544,623

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2003, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2004

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2004

FORWARD-LOOKING INFORMATION

In this filing and from time to time, Entergy makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Entergy believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, Entergy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in the statements. Some of those factors (in addition to others described elsewhere in this report and in subsequent securities filings) include:

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, and other regulatory decisions, including those related to Entergy's System Agreement and utility supply plan
  Entergy's ability to reduce its operation and maintenance costs, particularly at its Non-Utility Nuclear generating facilities, including the uncertainty of negotiations with unions to agree to such reductions the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to extend or replace the existing purchased power agreements for those facilities, including the Non-Utility Nuclear plants, and the prices and availability of power Entergy must purchase for its utility customers
  Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities the ability to sell Entergy-Koch's Gulf South Pipeline at an attractive price and the amount of cash that Entergy-Koch is able to distribute to Entergy as a result of Entergy-Koch business sales changes in the number of participants in the energy trading market, and in their creditworthiness and risk profile changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt and to fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, and changes in the rating agencies' ratings criteria changes in inflation and interest rates
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the establishment of a regional transmission organization that includes Entergy's utility service territory, and the establishment of market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of Indian Point or other nuclear generating facilities uncertainty regarding the establishment of permanent sites for spent nuclear fuel storage and disposal resolution of pending or future applications for license extensions of nuclear generating facilities changes in law resulting from proposed energy legislation
  changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather, hurricanes, and other disasters
  advances in technology
  the potential effects of threatened or actual terrorism and war the success of Entergy's strategies to reduce current tax payments the effects of litigation and government investigations
  changes in accounting standards, corporate governance, and securities law requirements
  Entergy's ability to attract and retain talented management and directors.

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term

ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear)
APSC	Arkansas Public Service Commission
BCF	One billion cubic feet of natural gas
BCF/D	One billion cubic feet of natural gas per day
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
DOE	United States Department of Energy
domestic utility companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, collectively
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
electricity marketed	Total physical volume marketed by Entergy-Koch in the U.S. and Europe during the period
electricity volatility	Measure of price fluctuation over time using standard deviation of daily price differences for into-Cinergy power prices for the upcoming month
Energy Commodity Services

Entergy's business segment that is focused almost exclusively on providing energy commodity trading and gas transportation and storage services through Entergy-Koch, LP and also includes Entergy's non-nuclear wholesale assets business

Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy-Koch	Entergy-Koch, L.P., a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick nuclear power plant, 825 MW facility located near Oswego, New York, purchased in November 2000 from NYPA by Entergy's Non-Utility Nuclear business
Form 10-K

The combined Annual Report on Form 10-K for the year ended December 31, 2003 of Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

gain/loss days	Ratio of the number of days when Entergy-Koch recognized a net gain from commodity trading activities to the number of days when Entergy-Koch recognized a net loss from commodity trading activities
gas marketed	Total physical volume marketed by Entergy-Koch in the U.S. and Europe during the period
gas volatility	Measure of price fluctuation over time using standard deviation of daily price differences for Henry Hub natural gas prices for the upcoming month

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Grand Gulf 1	Unit No. 1 of the Grand Gulf Nuclear Generating Station
GWh	Gigawatt hour(s), which equals one million kilowatt-hours
Indian Point 2

Indian Point Energy Center Unit 2 - nuclear power plant, 984 MW facility located in Westchester County, New York, purchased in September 2001 from Consolidated Edison by Entergy's Non-Utility Nuclear business

Indian Point 3	Indian Point Energy Center Unit 3 - nuclear power plant, 994 MW facility located in Westchester County, New York, purchased in November 2000 from NYPA by Entergy's Non-Utility Nuclear business
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
miles of pipeline	Total miles of transmission and gathering pipeline
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hours
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; other regulatory credits; and amortization of rate deferrals
Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Pilgrim	Pilgrim Nuclear Station, 688 MW facility located in Plymouth, Massachusetts, purchased in July 1999 from Boston Edison by Entergy's Non-Utility Nuclear business
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PPA	Purchased power agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 1935, as amended
PURPA	Public Utility Regulatory Policies Act of 1978
River Bend	River Bend Steam Electric Generating Station (nuclear)
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the Financial Accounting Standards Board
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf 1

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

spark spread	The dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
throughput	Gas in BCF/D transported through a pipeline during the period
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
Unit Power Sales Agreement

Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf 1

UK	The United Kingdom of Great Britain and Northern Ireland
U.S. Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Vermont Yankee	Vermont Yankee nuclear power plant, 510 MW facility located in Vernon, Vermont, purchased in July 2002 from Vermont Yankee Nuclear Power Corporation by Entergy's Non-Utility Nuclear business
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Entergy's consolidated earnings applicable to common stock for the third quarter and nine months ended September 30, 2004 and 2003 were as follows:

	Third Quarter		Nine Months Ended
Operating Segment	2004	2003	2004	2003
	(In Thousands)

U.S. Utility	$258,048	$272,937	$568,669	$502,441
Non-Utility Nuclear	63,713	59,606	195,541	301,451
Energy Commodity Services	(38,935)	36,330	(19,632)	178,696
Parent & Other	(582)	(3,099)	10,009	(16,165)
Total	$282,244	$365,774	$754,587	$966,423

Entergy's income before taxes is discussed below according to the operating segments listed above. Earnings for the nine months ended September 30, 2003 include the $142.9 million net-of-tax cumulative effect of changes in accounting principle that increased earnings in the first quarter of 2003, almost entirely resulting from the implementation of SFAS 143. See Note 9 to the consolidated financial statements in the Form 10-K for further discussion of the implementation of SFAS 143. See Note 7 to the consolidated financial statements herein for more information concerning Entergy's operating segments and their financial results in 2004 and 2003.

Refer to SELECTED OPERATING RESULTS OF ENTERGY CORPORATION AND SUBSIDIARIES for further information with respect to operating statistics.

U.S. UTILITY

The decrease in earnings for the U.S. Utility for the third quarter of 2004 compared to the third quarter of 2003 from $272.9 million to $258.0 million was primarily due to a decrease in net revenue, primarily caused by milder weather, and an increase in other operation and maintenance expenses, partially offset by decreased interest charges and an increase in miscellaneous income.

The increase in earnings for the U.S. Utility for the nine months ended September 30, 2004 compared to the same period in 2003 from $502.4 million to $568.7 million was primarily due to the $107.7 million ($65.6 million net-of-tax) accrual in 2003 of the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. Also contributing to the increase was the $21.3 million net-of-tax cumulative effect of a change in accounting principle that reduced earnings at Entergy Gulf States in the first quarter of 2003 upon implementation of SFAS 143, an increase in miscellaneous income, and a decrease in interest charges. A decrease in net revenue and an increase in other operation and maintenance expenses partially offset the increase in earnings.

Net Revenue

Third Quarter 2004 Compared to Third Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter of 2004 to the third quarter of 2003.

Amount
(In Millions)

2003 net revenue	$1,232.2
Volume/weather	(31.7)
Price applied to unbilled sales	15.0
2004 deferrals	7.8
Other	(2.9)
2004 net revenue	$1,220.4

The volume/weather variance resulted primarily from the effect of milder weather on sales during the third quarter of 2004 compared to the third quarter of 2003, partially offset by an increase in billed usage of 481 GWh in the industrial sector.

The price applied to unbilled sales variance resulted primarily from an increase in the fuel price applied to unbilled sales.

The 2004 deferral variance is due to the deferral of fossil plant maintenance expenses and voluntary severance plan expenses in accordance with a stipulation approved by the City Council in August 2004 in connection with the Entergy New Orleans formula rate plans. The stipulation allows for the recovery of these costs through the amortization of a regulatory asset. The fossil plant maintenance and voluntary severance plan costs are being amortized over five-year periods that became effective January 2003 and January 2004, respectively. The Entergy New Orleans formula rate plans are discussed in Note 2 to the consolidated financial statements.

Gross operating revenues, fuel and purchased power costs, and other regulatory credits

Gross operating revenues include an increase in fuel cost recovery revenues of $161.8 million primarily due to higher fuel rates resulting from increases in the market prices of non-associated purchased power and natural gas and collections of previous deferrals of fuel costs. As such, this revenue increase is offset by increased fuel and purchased power expenses.

The net increase in other regulatory credits was primarily due to the following:

    the deferral of fossil plant maintenance and voluntary severance plan costs at Entergy New Orleans as a result of a stipulation approved by the City Council in August 2004, as discussed above;

    cessation of the Grand Gulf Accelerated Recovery Tariff that was suspended in July 2003; and

    the deferral in the third quarter of 2004 of $5.8 million of capacity charges at Entergy Louisiana related to generation resource planning as allowed by the LPSC.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Amount
(In Millions)

2003 net revenue	$3,280.4
Deferred fuel cost revisions	(46.3)
Price applied to unbilled sales	(28.0)
Summer capacity charges	17.4
Base rates	11.1
Other	11.1
2004 net revenue	$3,245.7

The deferred fuel cost revisions variance resulted primarily from a revision in 2003 to an unbilled sales pricing estimate to more closely align the fuel component of that pricing with expected recoverable fuel costs at Entergy Louisiana. Deferred fuel cost revisions also decreased net revenue due to a revision in 2004 to the estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider.

The price applied to unbilled sales variance resulted from a decrease in fuel price in 2004 caused primarily by the effect of nuclear plant outages in 2003 on average fuel costs.

The summer capacity charges variance was due to the amortization in 2003 at Entergy Gulf States and Entergy Louisiana of capacity charges for the summer of 2001 that had been deferred. Entergy Gulf States' amortization began in June 2002 and ended in May 2003. Entergy Louisiana's amortization began in August 2002 and ended in July 2003.

Base rates increased net revenue due to a base rate increase at Entergy New Orleans that became effective in June 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues include an increase in fuel cost recovery revenues of $318.3 million primarily due to higher fuel rates resulting from increases in the market prices of non-associated purchased power and natural gas and collections of previous deferrals of fuel costs. As such, this revenue increase is offset by increased fuel and purchased power expenses.

The net increase in other regulatory credits was primarily due to the following:

    cessation of the Grand Gulf Accelerated Recovery Tariff that was suspended in July 2003;

    the amortization in 2003 of deferred capacity charges for summer 2001 power purchases at Entergy Gulf States and Entergy Louisiana;

    the deferral in 2004 of $11.6 million of capacity charges related to generation resource planning as allowed by the LPSC; and

    the deferral of fossil plant maintenance and voluntary severance plan costs at Entergy New Orleans as a result of a stipulation approved by the City Council in August 2004, as discussed above.

Other Income Statement Variances

Third Quarter 2004 Compared to Third Quarter 2003

Other operation and maintenance expenses increased for the third quarter primarily due to an increase of $10.9 million in benefits costs in 2004.

Depreciation and amortization expenses increased for the third quarter primarily due to higher depreciation of Grand Gulf 1 in the third quarter of 2004 due to a higher scheduled sale-leaseback principal payment, in addition to an increase in plant in service.

Other income increased for the third quarter primarily due to a reduction in the decommissioning liability for River Bend, as discussed in Note 1 to the consolidated financial statements.

Interest and other charges decreased for the third quarter primarily due to a decrease in interest on long-term debt as a result of the net retirement and refinancing of long-term debt in 2003 and the first six months of 2004. See Note 5 to the consolidated financial statements in the Form 10-K and Note 4 to the consolidated financial statements herein for detail of long-term debt.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Other operation and maintenance expenses increased for the nine months ended September 30, 2004 primarily due to the following:

    an increase of $27.6 million as a result of higher benefits costs in 2004;

    an increase of $16.5 million as a result of higher customer service support costs in 2004; and

    an increase of $12.0 million as a result of higher co-owner credits at certain plants in 2003.

Depreciation and amortization expenses increased for the nine months ended September 30, 2004 primarily due to higher depreciation of Grand Gulf 1 in the third quarter of 2004 due to a higher scheduled sale-leaseback principal payment, in addition to an increase in plant in service.

Other income increased for the nine months ended September 30, 2004 primarily due to the following:

    a $107.7 million accrual in June 2003 for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the consolidated financial statements for more details regarding the River Bend abeyed plant costs;

    a reduction in the decommissioning liability for River Bend, as discussed in Note 1 to the consolidated financial statements; and

    a reduction in the loss provision for an environmental clean-up site. During the second quarter of 2004, the provision was reduced by approximately $10 million based upon activities performed to date and the estimate of the remaining likely exposure associated with the ten-year groundwater monitoring study.

Interest and other charges decreased for the nine months ended September 30, 2004 primarily due to a decrease in interest on long-term debt as a result of the net retirement and refinancing of long-term debt in 2003 and the first six months of 2004. See Note 5 to the consolidated financial statements in the Form 10-K and Note 4 to the consolidated financial statements herein for detail of long-term debt.

NON-UTILITY NUCLEAR

Following are key performance measures for Non-Utility Nuclear for the third quarter and nine months ended September 30, 2004 and 2003:

	Third Quarter		Nine Months Ended
	2004	2003	2004	2003

Net MW in operation at September 30	4,001	4,001	4,001	4,001
Generation in GWh for the period	8,075	8,246	24,957	23,676
Capacity factor for the period	91.6%	93.6%	94.7%	90.5%
Average realized price per MWh	$43.38	$40.96	$41.43	$39.69

Third Quarter 2004 Compared to Third Quarter 2003

The increase in earnings for Non-Utility Nuclear from $59.6 million to $63.7 million was primarily due to miscellaneous income resulting from a reduction in the decommissioning liability for a plant, as discussed in Note 1 to the consolidated financial statements. Also contributing to the increase were increased revenues due to higher contract pricing and the addition of a support services contract for the Cooper Nuclear Station, partially offset by lower generation due to planned and unplanned outages during the third quarter of 2004. Partially offsetting the increase in earnings were higher operation and maintenance expenses, which increased by $9 million, primarily due to higher benefits costs.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The decrease in earnings for Non-Utility Nuclear from $301.5 million to $195.5 million was primarily due to the $160.3 million net-of-tax cumulative effect of a change in accounting principle that increased earnings in the first quarter of 2003 upon implementation of SFAS 143. See Note 9 to the consolidated financial statements in the Form 10-K for further discussion of the implementation of SFAS 143. Earnings before the cumulative effect of accounting change increased by $54.3 million. The increase was due to higher revenues, which increased by $94 million, resulting from increased generation in 2004 due to fewer planned and unplanned outages in 2004 and power uprates completed in 2003, higher contract pricing, and the addition of a support services contract for the Cooper Nuclear Station. Miscellaneous income from the reduction in decommissioning liability mentioned above and lower operation and maintenance expenses, which decreased by $17 million, also contributed to the increase in earnings before the cumulative effect of accounting change. Partially offsetting this increase was higher depreciation expense, which increased by $9 million.

ENERGY COMMODITY SERVICES

Sales of Entergy-Koch Businesses

On November 1, 2004, Entergy-Koch sold its energy trading business to Merrill Lynch & Co. The sale came after a review of strategic alternatives for enhancing the value of Entergy-Koch, LP. After the strategic review, Entergy concluded that Entergy-Koch's trading business would be more valuable if owned by a third party. Entergy and Koch Industries have also commenced a competitive process to sell the Gulf South Pipeline, which management expects to conclude in the first half of 2005.

Entergy expects to receive its share of sale proceeds from the Entergy-Koch energy trading business sale as well as the planned sale of Gulf South Pipeline as cash distributions from Entergy-Koch over a time period from the closings on such sales through 2006, with the majority of the distributions occurring in 2005. Entergy expects the Entergy-Koch business sales to ultimately result in net cash distributions to Entergy of approximately $1 billion, comprised of the after-tax cash from the distributions of the sale proceeds and the eventual liquidation of Entergy-Koch. Entergy will account for these cash distributions as reductions of Entergy's approximately $1 billion equity investment in Entergy-Koch, its unconsolidated affiliate. Entergy's equity investment includes its cash investments in Entergy-Koch, the value of its assets contributed to Entergy-Koch, the earnings and losses recorded from its investment in Entergy-Koch, including disproportionate income sharing, less dividends received from Entergy-Koch.

The estimated amount of net cash distributions to Entergy may vary depending on the results of the competitive process to sell Gulf South Pipeline. When the results of this competitive process are determined, management will revise the estimated net cash distributions and will compare them to Entergy's equity investment to determine whether book gain or loss exists. If an impairment in Entergy's investment occurs, Entergy will record the impairment loss at that time. If management expects a net gain, Entergy will not record the gain until it is realized. Management does not currently expect Entergy to experience a significant gain or loss from the sales of Entergy-Koch's businesses and Entergy-Koch's subsequent liquidation.

Results of Operations

Following are key performance measures for Entergy-Koch's operations for the third quarter and nine months ended September 30, 2004 and 2003:

	Third Quarter		Nine Months Ended
	2004	2003	2004	2003
Entergy-Koch Trading
Gas volatility	41%	39%	42%	62%
Electricity volatility	36%	34%	34%	62%
Gas marketed (BCF/D)	5.4	5.8	5.8	6.3
Electricity marketed (GWh)	82,858	105,184	289,206	329,528
Gain/loss days	0.9	1.7	1.3	1.5
Gulf South Pipeline
Throughput (BCF/D)	1.76	1.84	1.96	1.98
Production cost ($/MMBtu)	$0.167	$0.171	$0.160	$0.137

Third Quarter 2004 Compared to Third Quarter 2003

The decrease for Energy Commodity Services from $36.3 million in earnings to a $38.9 million loss was primarily due to lower earnings from Entergy's investment in Entergy-Koch. Entergy's investment in Entergy-Koch generated a loss in the third quarter 2004 primarily as a result of the inability of Entergy-Koch Trading (EKT) to apply hedge accounting to certain contracts, as follows:

    After entering into the agreement to sell its energy trading business, EKT was required to mark-to-market all of its derivative cash flow hedges of natural gas in storage through current earnings while the related physical natural gas is accounted for at cost. Prior to the sale agreement, EKT could use cash flow hedge accounting to defer certain of the derivative mark-to-market effects until the period in which the related physical natural gas was resold because the forecasted sale transactions were probable of occurring. This accounting treatment occurred because it was determined that EKT could no longer represent that the forecasted transactions were probable of occurring because of the pending sale of the energy trading business.

    For derivative contracts that EKT was required to mark-to-market even before it entered into the energy trading business sale agreement, the mark-to-market value of certain contracts entered into to hedge physical gas storage positions decreased because of rising natural gas prices. These contracts do not meet the requirements under SFAS 133 for deferring the mark-to-market change in equity rather than recording it in income. The decrease in the mark-to-market value of the contracts was not offset by the gain in value of the physical gas storage positions, because the physical gas storage positions are accounted for at cost.

The effect of these two factors will reverse with the closing of the energy trading business sale because the sale agreement provides for the proceeds of the sale to reflect the fair value of all trading assets and liabilities transferred to the seller.

As discussed in the Form 10-K, Entergy accounts for its 50% share in Entergy-Koch under the equity method of accounting. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. Certain terms of the partnership arrangement allocated income from various sources, and the taxes on that income, on a significantly disproportionate basis through 2003. Losses and distributions from operations are allocated to the partners equally. Substantially all of Entergy-Koch's profits were allocated to Entergy in 2003, 2002, and 2001. Effective January 1, 2004, a revaluation of Entergy-Koch's assets for legal capital account purposes occurred, and profit allocations changed after the revaluation. The profit allocations other than for weather trading and international trading became equal. Profit allocations for weather trading and international trading remain disproportionate to the ownership interests. The weather trading and international trading allocations are unequal only within a specified range, such that the overall earnings allocation should not materially differ from 50/50. Earnings allocated under the terms of the partnership agreement constitute equity, not subject to reallocation, for the partners.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The decrease for Energy Commodity Services from $178.7 million in earnings to a $19.6 million loss was primarily due to lower earnings from Entergy's investment in Entergy-Koch. The income from Entergy's investment in Entergy-Koch was lower primarily as a result of lower earnings at EKT, resulting primarily from the inability to apply hedge accounting discussed above and also from reduced volatility, which contributed to lower point-of-view trading profits.

Income Taxes

The effective income tax rates for the third quarters of 2004 and 2003 were 37.8% and 37.3%, respectively. The effective income tax rates for the nine months ended September 30, 2004 and 2003 were 36.7% and 37.6%, respectively. The decrease in the effective income tax rate for the nine months ended September 30, 2004 is primarily due to the favorable settlement of various tax audit issues and higher pre-tax income in 2003 decreasing the effect of flow-through and permanent differences. The favorable settlement is reported in Parent and Other and is the primary reason for the increase in earnings for that part of Entergy's business in 2004.

Liquidity and Capital Resources

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to the information presented in the Form 10-K.

Capital Structure

In May 2004, Entergy Corporation renewed its 364-day bank credit facility with two separate facilities, a 364-day credit facility and a 3-year credit facility. The 364-day credit facility has a borrowing capacity of $485 million and expires in May 2005. As of September 30, 2004, no borrowings were outstanding on this facility. The 3-year credit facility has a borrowing capacity of $965 million and expires in May 2007. As of September 30, 2004, $100 million in borrowings were outstanding on this facility. Entergy also has the ability to issue letters of credit against the 3-year facility and its $965 million in borrowing capacity, and $40 million had been issued against this facility at September 30, 2004.

In April 2004, Entergy Arkansas renewed its 364-day credit facility, increasing the amount to $85 million, until April 2005. In May 2004, Entergy Mississippi renewed its credit facility for its then-existing amount, $25 million, and the renewed facility expires in May 2005. As of September 30, 2004, the amounts outstanding on the Entergy Arkansas and Entergy Mississippi credit facilities were $85 million and $25 million, respectively.

In July 2004, Entergy Louisiana renewed its credit facility and Entergy New Orleans entered into a separate credit facility with the same lender. Both facilities will expire in April 2005. Entergy Louisiana can borrow up to $15 million and Entergy New Orleans can borrow up to $14 million under their respective credit facilities, but at no time can the total amount borrowed under these facilities by the two companies combined exceed $15 million. As of September 30, 2004, no borrowings were outstanding under these facilities.

As discussed in the Form 10-K, Entergy guaranteed the obligations of EntergyShaw to construct a 550 MW electric power plant located in Harrison County, Texas. EntergyShaw is an unconsolidated joint venture in which Entergy owns a 50% member interest. The power plant commenced commercial operation in June 2003, the base warranty period for the construction expired in June 2004, and management does not expect any material liability on the warranty.

Capital Expenditure Plans and Other Uses of Capital

See the table in the Form 10-K under "Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," which sets forth the amounts of Entergy's planned construction and other capital investments by operating segment for 2004 through 2006. Entergy Louisiana now expects to complete the purchase of the Perryville plant in mid-2005 for $183.5 million. Therefore, Entergy now expects to spend approximately $385 million for Capital Commitments in the U.S. Utility segment in 2004 and approximately $479 million for Capital Commitments in the U.S. Utility segment in 2005-2006.

Dividends and Stock Repurchases

In late July 2004, the Board approved a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock. The program is effective immediately and extends through the end of 2006. This repurchase program is incremental to the existing authority discussed in the Form 10-K to repurchase shares to fund the exercise of employee stock options. The amount of repurchases under the program may vary as a result of material changes in business results or capital spending, or as a result of material new investment opportunities.

On October 20, 2004, the Board increased Entergy's quarterly dividend per share by 20%, to $0.54. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
	(In Millions)

Cash and cash equivalents at beginning of period	$692	$1,335

Cash flow provided by (used in):
Operating activities	1,714	1,176
Investing activities	(1,082)	(1,552)
Financing activities	(735)	(383)
Effect of exchange rates on cash and cash equivalents	(1)	2
Net decrease in cash and cash equivalents	(104)	(757)

Cash and cash equivalents at end of period	$588	$578

Operating Activities

Entergy's cash flow provided by operating activities increased by $538 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to the following:

    The U.S. Utility provided $1,295 million in cash from operating activities, compared to providing $1,177 million in 2003. The increase resulted primarily from improved recovery of fuel costs.

    The Non-Utility Nuclear business provided $425 million in cash from operating activities, compared to providing $198 million in 2003. The increase resulted primarily from lower refueling outage cash costs and increases in generation and contract pricing that led to an increase in revenues.

    Entergy's investment in Entergy-Koch, L.P. provided $9 million in cash from operating activities, compared to using $56 million in 2003. The Entergy-Koch investment provided more cash flow in 2004 even though dividends received from Entergy-Koch were $26 million in 2004 compared to $75 million in 2003, because tax payments related to the investment were higher in 2003 because of higher net income from the investment in 2003.

    The non-nuclear wholesale asset business used $38 million in cash from operating activities, compared to using $75 million in 2003. The decrease in cash used resulted primarily from a one-time $33 million payment in 2003 related to a generation contract.

    The parent company, Entergy Corporation, provided $28 million in cash from operating activities in 2004 compared to using $47 million in 2003 primarily due to lower tax payments.

Investing Activities

Net cash used in investing activities decreased by $470 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to the following:

    System Energy used approximately $193 million in March 2003 to provide cash collateral for letters of credit that secured certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. (In December 2003, System Energy replaced the cash-backed letters of credit with syndicated bank letters of credit that expire in May 2007.)

    Construction expenditures were $107 million lower in 2004 than in 2003, including decreases of $23 million in the U.S. Utility business, $37 million in the Non-Utility Nuclear business, and $42 million in the non-nuclear wholesale asset business.

    Temporary investments of $50 million with initial maturities of greater than 90 days matured in the first quarter of 2004.

    Entergy Arkansas used $15 million, Entergy Gulf States used $87 million, and Entergy Mississippi used $73 million for other regulatory investments in 2003 as a result of fuel cost under-recovery. In 2004, Entergy Arkansas used $17 million and Entergy Gulf States used $46 million for other regulatory investments related to fuel cost under-recovery. See Note 1 to the consolidated financial statements in the Form 10-K for discussion of the accounting treatment of these fuel cost under-recoveries.

Financing Activities

Net cash used in financing activities increased by $352 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to the following:

    Entergy Corporation issued $383 million of long-term notes in 2003.

    Entergy Corporation repurchased $416 million of its common stock in 2004. In addition to the share repurchase program discussed above, and as discussed in the Form 10-K, in accordance with Entergy's stock option plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.

    Entergy Corporation paid $45 million more in common stock dividends in 2004 than in 2003. As discussed in the Form 10-K, at its July 2003 meeting the Board increased Entergy's quarterly common stock dividend per share by 29%, to $0.45.

Offsetting the factors that caused an increase in cash used in financing activities in 2004 were the following:

    Retirements of long-term debt net of issuances by the U.S. Utility segment used $334 million in 2004 and used $360 million in 2003. See Note 4 to the consolidated financial statements for the details of the long-term debt activity in 2004.

    In 2004, Entergy Corporation borrowed $100 million on its 364-day credit facility, Entergy Arkansas borrowed $85 million on its credit facility, and Entergy Mississippi borrowed $25 million on its credit facility. In 2003, Entergy Corporation had decreased the net borrowings on its credit facility by $130 million.

    The non-nuclear wholesale asset business retired the $79 million Top of Iowa wind project debt at its maturity in January 2003.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation and fuel-cost recovery, market and credit risks, utility restructuring, and nuclear matters. Following are updates to the information provided in the Form 10-K.

Rate Regulation and Fuel-Cost Recovery

See the Form 10-K for the chart summarizing material rate proceedings. Following are updates to that chart.

Base rates in Entergy Gulf States' Texas jurisdiction are currently set at rates approved by the PUCT in June 1999. As further discussed below in "Utility Restructuring, Retail-Texas," in July 2004 the PUCT issued a written order that continued the delay in retail open access in Entergy Gulf States' Texas service territory. Entergy Gulf States filed a rate case and a fuel reconciliation proceeding with the PUCT in August 2004. Entergy Gulf States' fuel reconciliation filing made in conjunction with the base rate case seeks to reconcile approximately $288 million in fuel and purchased power costs incurred during the period September 2003 through March 2004. In October 2004, the PUCT issued a written order in which it dismissed the rate case indicating that Entergy Gulf States is still subject to a rate freeze based on an agreement in 2001 stipulating that a rate freeze would remain in effect until retail open access commenced in Entergy Gulf States' service territory. Entergy Gulf States intends to file a motion for rehearing and intends to pursue other available remedies. Refer to Note 2 to the consolidated financial statements for further information on the base rate and fuel reconciliation filings with the PUCT.

See the Form 10-K for discussion of Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In August 2004, the LPSC Staff filed testimony in which it recommended up to a $19.5 million rate increase for Entergy Louisiana, assuming that the Perryville acquisition is approved in time for the Perryville costs to be included in rates set in this proceeding. Additional issues and updates that will be evaluated in connection with this proceeding are likely to result in revisions to the LPSC Staff's recommendation.  These issues may reduce the amount of the recommended rate increase or cause it to become a recommendation for a rate decrease. Hearings are currently set for December 2004.

Entergy Mississippi made its formula rate plan filing with the MPSC in March 2004 based on a 2003 test year. In April 2004, the MPSC approved a joint stipulation between the Mississippi Public Utilities Staff and Entergy Mississippi that provides for no change in rates based on an adjusted return on common equity midpoint of 10.77%, establishing an allowed annual regulatory earnings range of 9.5% to 12.1%.

In April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the Council in 2003. In August 2004, the City Council approved an unopposed settlement among Entergy New Orleans, the Council Advisors, and the intervenors in connection with the Gas and Electric Formula Rate Plans. In accordance with the resolution approving the settlement agreement, Entergy New Orleans' gas and electric base rates remain unchanged from levels set in May 2003.

In June 2004, Entergy Gulf States and Entergy Louisiana filed a proposed settlement with the LPSC that would resolve, among other dockets, Entergy Gulf States' ninth post-merger analysis and dockets established to consider issues concerning the companies' power purchases for the summers of 2001, 2002, and 2003. The proposed settlement included an offer to refund approximately $64 million to Entergy Gulf States' Louisiana customers and $1 million to Entergy Louisiana's customers, with no change in either company's current base rates.  The settlement also proposed a formula rate plan for Entergy Gulf States' Louisiana operations. At its September 2004 Business and Executive Session, the LPSC consolidated various dockets that were the subject of the proposed settlement. The LPSC directed its staff to preside over settlement discussions and to submit any proposed settlement to the LPSC for its consideration.

System Agreement Litigation

See the Form 10-K for a discussion of the proceeding commenced at the FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; resource planning for the Entergy System would be impeded if the Initial Decision were adopted; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex that they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the full costs of the Vidalia project should be included in Entergy Louisiana's production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

As reported in the Form 10-K, if the FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in the total production costs the FERC allocates to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in the total production costs the FERC allocates to companies whose costs currently are projected to exceed that average.   If the FERC adopts the ALJ's Initial Decision, the amount of production costs that would be reallocated among the domestic utility companies would be determined through consideration of each domestic utility company's relative total production cost expressed as a percentage of Entergy System average total production cost. The ALJ's Initial Decision would reallocate production costs of the domestic utility companies whose percent of Entergy System average production cost are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production cost to domestic utility companies whose production costs are above Entergy System average production cost.

An assessment of the potential effects of the ALJ's Initial Decision requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average gas prices have varied significantly over recent years, ranging from $1.92/mmBtu to $5.48/mmBtu for the 1994-2003 period, and averaging $2.99/mmBtu during the ten-year period 1994-2003 and $3.77/mmBtu during the five-year period 1999-2003.  Recent market conditions have resulted in gas prices that have averaged $5.58/MMBtu for the twelve months ended September 2004. Based upon analyses considering the effect on future production costs if the FERC adopts the ALJ's Initial Decision, the following potential annual production cost reallocations among the domestic utility companies could result assuming annual average gas prices range from $6.39/mmBtu in 2005 declining to $4.97/mmBtu by 2009:

	Range of Annual Payments or (Receipts)	Average Annual Payments or (Receipts) for 2005-2009 Period
	(In Millions)	(In Millions)

Entergy Arkansas	$154 to $281	$215
Entergy Gulf States	($130) to ($15)	($63)
Entergy Louisiana	($199) to ($98)	($141)
Entergy Mississippi	($16) to $8	$1
Entergy New Orleans	($17) to ($5)	($12)

Management believes that any changes in the allocation of production costs resulting from a FERC decision and related retail proceedings should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding at the FERC will have a material effect on the financial condition of any of the domestic utility companies, although the outcome of the FERC proceeding and related retail proceedings cannot be predicted at this time.

Entergy Arkansas filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with the FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before the FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at the FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by the FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established in these APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed to state court the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied. In August 2004, Entergy New Orleans and Entergy Louisiana, as well as the named third party defendants, filed pleadings objecting to the City Council's third party demand and counterclaim on various grounds, including federal preemption.

Market and Credit Risks

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business and Energy Commodity Services, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of Non-Utility Nuclear's output that is sold forward as of September 30, 2004 under physical or financial contracts at fixed prices (2004 represents the remainder of the year):

	2004	2005	2006	2007	2008
Non-Utility Nuclear:
% of planned generation sold forward	100%	93%	66%	39%	17%
Planned generation (TWh)	8	34	35	34	34
Average contracted price per MWh	$38	$39	$39	$39	$40

The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy the power produced by the plant, which is through the expiration in 2012 of the current operating license for the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below PPA prices. Accordingly, because the price is not fixed, the table above does not report power from that plant as sold forward after October 2005. Approximately 2% of Non-Utility Nuclear's planned generation in 2005, 13% in 2006, 12% in 2007, and 12% in 2008 is under contract from Vermont Yankee after October 2005.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary may be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where the Non-Utility Nuclear business sells its power.  The primary form of the collateral to satisfy these requirements would be an Entergy Corporation guaranty. Cash and letters of credit are also acceptable forms of collateral. At September 30, 2004, based on power prices at that time, Entergy had in place as collateral $458 million of Entergy Corporation guarantees and $20 million of letters of credit. Upon a significant decrease in Entergy Corporation's credit rating to specified levels below investment grade, Entergy may be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the Independent System Operators in their area. Following is an updated summary of the amount of the Non-Utility Nuclear business' installed capacity that is sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward, as of September 30, 2004:

	2004	2005	2006	2007	2008
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	55%	16%	13%	13%	13%
Capacity contracts	41%	47%	32%	13%	0%
Total	96%	63%	45%	26%	13%
Planned MW in operation	4,061	4,158	4,203	4,203	4,203
Average capacity contract price per kW per month	$0.5	$1.3	$1.2	$1.3	N/A
Blended Capacity and Energy (based on revenues)
% of planned energy and capacity sold forward	99%	93%	73%	45%	26%
Average contract revenue per MWh	$39	$40	$39	$39	$40

Utility Restructuring

Transmission

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends, Transmission" in the Form 10-K for discussion of Entergy's contemplated independent transmission entity proposal. In April 2004, Entergy filed a proposal with the FERC to commit voluntarily to retain an independent entity ("Independent Coordinator of Transmission" or "ICT") to oversee the granting of transmission or interconnection service on Entergy's transmission system, to implement a transmission pricing structure that ensures that Entergy's retail native load customers are required to pay for only those upgrades necessary to reliably serve their needs, and to have the ICT serve as the security coordinator for the Entergy region. Assuming applicable regulatory support and approvals can be obtained, Entergy proposes to contract with the ICT to oversee the granting of transmission service on the Entergy system as well as the implementation of the proposed weekly procurement process. The proposal was structured to not transfer control of Entergy's transmission system to the ICT, but rather to vest with the ICT broad oversight authority over transmission planning and operations.

Entergy proposes to have the ICT administer a transmission expansion pricing protocol that will increase the efficiency of transmission pricing on the Entergy system and that will be designed to protect Entergy's native load customers from bearing the cost of transmission upgrades not required to reliably serve these customers' needs. Entergy intends for the ICT to determine whether transmission upgrades associated with new requests for service should be funded directly by the party requesting such service or by a broader group of transmission customers, including Entergy's native load customers. This determination would be made in accordance with protocols approved by the FERC and any party contesting such determination, including Entergy, would be required to seek review at the FERC. Technical conferences regarding the ICT proposal, or various components thereof, were held in July, August, September, and October 2004. Entergy has also responded to discovery requests that resulted from these conferences.

Entergy has requested that the FERC provide its retail regulators sufficient time to review the proposal and provide their comments prior to the FERC ruling on the proposal. In March 2004, the APSC initiated a proceeding to review Entergy's proposal and compare the benefits of such a proposal to the alternative of Entergy joining the Southwest Power Pool RTO. The APSC sought comments from all interested parties on this issue, with initial comments due in May 2004 and reply comments due in June 2004. Various parties, including the APSC General Staff, filed comments opposing the ICT proposal. A public hearing has not been scheduled by the APSC at this time, although Entergy has responded to various APSC data requests. In May 2004, Entergy Mississippi filed a petition for review with the MPSC requesting MPSC support for the ICT proposal. A hearing in that proceeding was held in August. Additionally, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the proposal is a prudent and appropriate course of action. No procedural schedule has been established for that proceeding; however, a meeting among Entergy, its retail regulators, and other market participants to discuss certain aspects of the ICT proposal is scheduled for November 2004.

FERC's Supply Margin Assessment

As discussed in the Form 10-K, in November 2001, FERC issued an order that established a new generation market power screen (called Supply Margin Assessment) for purposes of evaluating a utility's request for market-based rate authority, applied that new screen to the Entergy System (among others), determined that Entergy and the others failed the screen within their respective control areas, and ordered these utilities to implement certain mitigation measures as a condition to their continued ability to buy and sell at market-based rates. Among other things, the mitigation measures would require that Entergy transact at cost-based rates when it sells in the hourly wholesale market within its control area. Entergy requested rehearing of the order, and FERC delayed the implementation of certain mitigation measures until such time as it had the opportunity to consider the rehearing request. In June 2003, the FERC proposed and ultimately adopted new market behavior rules and tariff provisions that would be applied to any market-based sale. Entergy modified its market-based rate tariffs to reflect the new provisions but requested rehearing of FERC's order.

In April 2004, the FERC issued its Order on Rehearing and Modifying Interim Generation Market Power Analysis and Mitigation Policy. In its Order on Rehearing, the FERC established a new interim generation market power analysis that will consider two indicative market power screens: (1) the pivotal supplier screen that is designed to measure an applicant's market power based on the applicant's share of uncommitted capacity at the time of the control area market's annual peak demand; and (2) the market share screen that is designed to evaluate an applicant's market share of uncommitted capacity on a seasonal basis. An integrated utility's native load obligation will be reflected in both screens; however, the proxy for native load obligation differs between the screens. For the uncommitted pivotal supplier screen, the proxy for native load is the average of the daily native load peaks during the month in which the annual peak load day occurs; for the uncommitted market share screen the proxy for native load is the minimum peak load day for each season. In the event an applicant fails either of these screens, there will be a rebuttable presumption that market power exists. The applicant will then have the opportunity to either: (1) submit a more detailed market power analysis that reflects market prices and measures an applicant's "economic capacity" and "available economic capacity" under the "delivered price test;" or (2) propose case-specific mitigation tailored to the applicant's specific circumstances or adopt cost-based rates for sales within the applicant's control area. In its Order on Rehearing, the FERC also determined: (1) that transmission market power and the need to employ an independent entity to operate and administer an applicant's OASIS site is more properly considered in other proceedings, to the extent appropriate, and would not be considered in evaluating an applicant's generation market power for purposes of granting market-based rate authority; and (2) to eliminate the exemption from the generation market power analysis for sales within an RTO/ISO that had approved market monitoring. Several parties, including Entergy, filed for rehearing of the April 2004 Order. Among other things, Entergy argued that the market share screen is overly conservative and overstates vertically integrated utilities' ability to exercise market power. On July 8, 2004, the FERC issued an order on rehearing reaffirming the use of the pivotal supplier and market share screens and clarified certain instructions for performing such analysis. With regard to the delivered price test analysis, the FERC declined to make a determination on whether an applicant's native load obligations should be included in the delivered price analysis, but instead indicated that it would evaluate the arguments of both the applicant and intervenors as to which measure (one with or without native load obligations) more accurately reflects market conditions. Entergy appealed the April and July orders to the United States Court of Appeals for the District of Columbia Circuit.

Entergy filed with the FERC its generation market power analysis pursuant to the two indicative screens in August 2004. Entergy's analysis indicated that it passed the pivotal supplier screen for all relevant geographical regions, but failed the market share screen within its control area. At the same time, Entergy submitted the results of the delivered price test for Entergy, which indicate that Entergy does not have market power in any wholesale market when Entergy's native load obligations are reflected. In late October 2004, the FERC sent a letter to Entergy regarding its filing that requests more information from Entergy concerning the filing.

In a companion order, the FERC initiated a rulemaking proceeding to address, among other things, whether the FERC should retain or modify its existing four-prong test for evaluating market-based rate applications (i.e., whether the applicant has generation or transmission market power, whether the applicant can erect barriers to entry, and whether there are affiliate abuse or reciprocal dealing concerns), and whether the FERC should adopt different approaches for affiliate transactions. Initially, the FERC will hold a series of technical conferences to determine the issues that need to be considered and the procedural direction the rulemaking should take. The first of these technical conferences was held in June 2004. In October 2004, the FERC also issued a proposed rule to standardize and clarify the reporting requirements when a market-based rate seller has a change in status, such as changes in ownership or control of generation or transmission facilities or changes in certain affiliate relationships. Comments on the proposed rule are currently due in November 2004.

Interconnection Orders

See the Form 10-K for discussion of the order on rehearing issued by FERC on March 5, 2004 that modified Order 2003 to, among other things, eliminate the requirement that the generation owners receive their money back in no more than five years and to include a requirement that the generation owners receive credits only when transmission service is taken from the specific generating facility served by the interconnection or upgrade. In addition, the order on rehearing clarified that a transmission provider continues to have the option to charge a transmission rate that is the higher of the incremental cost rate for network upgrades required to interconnect a generating facility or an embedded cost rate so as to ensure that "other transmission customers, including a Transmission Provider's native load, will not subsidize Network Upgrades required to interconnect merchant generation." Consistent with the principles articulated in the order on rehearing, Entergy incorporated into its recent ICT filing an approach to the pricing of transmission expansion that protects the transmission provider's native load customers from the effects of service requests by other transmission customers and provides more efficient price signals for resource procurement and siting decisions. In addition, the transmission expansion pricing protocol included in the ICT filing proposes that the ICT review all costs that were previously charged to interconnecting customers for interconnection facilities to determine whether, under the proposed pricing policy, such costs were properly classified as Supplemental Upgrades that are directly assigned to the interconnecting generator or whether such costs were properly Base Plan Upgrades that are rolled into transmission rates for all customers. Any payments made by an interconnecting generator that have not already been refunded to that customer through crediting for transmission service will be subject to the cost assignment by the ICT.

Also see the Form 10-K for a discussion of the proceedings involving the interconnection agreements with certain generators interconnecting to the domestic utility companies' transmission system. In June 2004, a FERC ALJ issued an Initial Decision in a proceeding involving a complaint filed by one of the generators. In the complaint, the generator was seeking to modify its previous interconnection agreement in order to obtain more favorable transmission crediting provisions contained in Entergy's current pro forma interconnection and operating agreement. In the Initial Decision, the ALJ determined that the generator is entitled to obtain the benefits of Entergy's current pro forma interconnection and operating agreement. Entergy has filed a brief on exceptions with the FERC opposing the Initial Decision. In October 2004, Union Power Partners, L.P., the owner of a nominal 2,200 MW generating facility in Arkansas, filed a complaint with the FERC seeking to obtain transmission credits for approximately $26 million of transmission upgrades that previously were directly assigned to Union Power. The case is pending before the FERC.

Retail-Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT determined, among other things, that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. After a hearing held in June 2004 on the merits, in July 2004 the PUCT denied Entergy's application to certify Entergy's transmission organization as an independent organization under Texas law. In its order, the PUCT also ordered: the cessation of efforts to develop an interim solution for retail open access in Entergy Gulf States' Texas service territory, termination of the pilot project in that territory, and a delay in retail open access in that territory until either a FERC-approved RTO is in place or some other independent transmission entity is certified under Texas law. Several parties filed motions for rehearing on the termination of the pilot program aspect of the order, claiming the issue was not properly a part of the proceeding. In September 2004, the PUCT denied these motions for rehearing.

Nuclear Matters

See the Form 10-K for the discussion of the review by the Federal Emergency Management Agency (FEMA) of the emergency evacuation plans for Indian Point, and Westchester County's appeal to FEMA of FEMA's notice of certification of the Indian Point Emergency Plan. In June 2004, FEMA issued letters rejecting Westchester County's appeal and reaffirming its certification.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, impairment of long-lived assets, mark-to-market derivative instruments, pension and other postretirement costs, and other contingencies.

New Accounting Pronouncements

The FASB's Emerging Issues Task Force (EITF) recently issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 provides guidance for determining whether an impairment is other than temporary for investments accounted for in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". EITF deliberations on the recognition and measurement guidance in EITF 03-1 continue. Entergy does not expect the current effect of EITF 03-1 to be material to Entergy because the majority of its' nuclear decommissioning trust investments, accounted for under SFAS 115, are in market index or mutual-type funds whose aggregate market value exceeds cost.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$2,389,276	$2,235,618	$6,042,652	$5,763,298
Natural gas	33,628	25,866	155,591	139,803
Competitive businesses	540,677	438,641	1,501,985	1,188,659
TOTAL	2,963,581	2,700,125	7,700,228	7,091,760

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	805,886	596,046	1,844,381	1,480,101
Purchased power	598,997	541,308	1,603,957	1,359,273
Nuclear refueling outage expenses	43,378	40,154	124,084	119,298
Provision for turbine commitments, asset impairments,
and restructuring charges	-	-	-	(7,743)
Other operation and maintenance	582,240	542,601	1,651,239	1,629,716
Decommissioning	37,747	35,929	113,192	107,787
Taxes other than income taxes	112,568	105,360	313,153	303,601
Depreciation and amortization	236,325	220,667	662,614	637,159
Other regulatory charges (credits) - net	(25,032)	(945)	(57,009)	18,581
TOTAL	2,392,109	2,081,120	6,255,611	5,647,773

OPERATING INCOME	571,472	619,005	1,444,617	1,443,987

OTHER INCOME
Allowance for equity funds used during construction	13,093	9,936	28,572	26,962
Interest and dividend income	20,993	24,040	75,067	83,792
Equity in earnings (loss) of unconsolidated equity affiliates	(72,015)	60,099	(31,908)	258,451
Miscellaneous - net	41,254	7,932	59,993	(83,904)
TOTAL	3,325	102,007	131,724	285,301

INTEREST AND OTHER CHARGES
Interest on long-term debt	113,489	123,169	349,160	367,550
Other interest - net	6,879	13,345	26,657	42,636
Allowance for borrowed funds used during construction	(8,394)	(7,968)	(18,519)	(21,136)
TOTAL	111,974	128,546	357,298	389,050

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGES	462,823	592,466	1,219,043	1,340,238

Income taxes	174,776	220,816	446,968	499,068

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES	288,047	371,650	772,075	841,170

CUMULATIVE EFFECT OF ACCOUNTING
CHANGES (net of income taxes of $93,754)	-	-	-	142,922

CONSOLIDATED NET INCOME	288,047	371,650	772,075	984,092

Preferred dividend requirements and other	5,803	5,876	17,488	17,669

EARNINGS APPLICABLE TO
COMMON STOCK	$282,244	$365,774	$754,587	$966,423

Earnings per average common share before cumulative
effect of accounting changes:
Basic	$1.24	$1.60	$3.30	$3.64
Diluted	$1.22	$1.57	$3.24	$3.57
Earnings per average common share:
Basic	$1.24	$1.60	$3.30	$4.27
Diluted	$1.22	$1.57	$3.24	$4.19
Dividends declared per common share	$0.45	$0.45	$1.35	$1.15

Average number of common shares outstanding:
Basic	226,882,474	228,105,505	228,614,245	226,145,567
Diluted	231,127,583	232,515,434	232,863,075	230,388,260

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$772,075	$984,092
Noncash items included in net income:
Reserve for regulatory adjustments	5,559	(9,806)
Other regulatory charges (credits) - net	(57,009)	18,581
Depreciation, amortization, and decommissioning	775,806	744,946
Deferred income taxes and investment tax credits	146,636	999,496
Cumulative effect of accounting changes	-	(142,922)
Equity in undistributed earnings (loss) of unconsolidated equity affiliates	58,191	(179,253)
Provision for turbine commitments, asset impairments, and restructuring charges	-	(7,743)
Changes in working capital:
Receivables	(342,935)	(327,439)
Fuel inventory	(20,709)	(28,101)
Accounts payable	(14,785)	(282,127)
Taxes accrued	314,741	(548,941)
Interest accrued	14,024	(15,387)
Deferred fuel	180,425	(58,505)
Other working capital accounts	(7,383)	(20,785)
Provision for estimated losses and reserves	(14,921)	130,444
Changes in other regulatory assets	8,354	23,460
Other	(104,404)	(103,930)
Net cash flow provided by operating activities	1,713,665	1,176,080

INVESTING ACTIVITIES
Construction/capital expenditures	(944,812)	(1,051,649)
Allowance for equity funds used during construction	28,572	26,962
Nuclear fuel purchases	(152,082)	(190,243)
Proceeds from sale/leaseback of nuclear fuel	74,779	119,174
Proceeds from sale of assets and businesses	21,978	25,987
Investment in non-utility properties	(20,132)	(47,733)
Increase in other investments	(11,340)	(171,045)
Changes in other temporary investments	50,000	(15,602)
Decommissioning trust contributions and realized change in trust assets	(65,996)	(65,754)
Other regulatory investments	(62,531)	(174,163)
Other	-	(8,643)
Net cash flow used in investing activities	(1,081,564)	(1,552,709)

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	345,356	2,067,393
Common stock and treasury stock	140,345	198,466
Retirement of long-term debt	(689,266)	(2,238,430)
Repurchase of common stock	(416,269)	-
Redemption of preferred stock	(3,450)	(3,450)
Changes in credit line borrowings - net	209,925	(130,000)
Dividends paid:
Common stock	(304,509)	(259,854)
Preferred stock	(17,488)	(17,669)
Net cash flow used in financing activities	(735,356)	(383,544)

Effect of exchange rates on cash and cash equivalents	(1,137)	2,389

Net decrease in cash and cash equivalents	(104,392)	(757,784)

Cash and cash equivalents at beginning of period	692,233	1,335,328

Cash and cash equivalents at end of period	$587,841	$577,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$346,138	$409,518
Income taxes	$32,802	$180,390

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$124,346	$115,112
Temporary cash investments - at cost,
which approximates market	463,495	576,813
Special deposits	-	308
Total cash and cash equivalents	587,841	692,233
Other temporary investments	-	50,000
Notes receivable	2,110	1,730
Accounts receivable:
Customer	614,717	398,091
Allowance for doubtful accounts	(24,983)	(25,976)
Other	284,758	246,824
Accrued unbilled revenues	471,785	384,860
Total receivables	1,346,277	1,003,799
Deferred fuel costs	128,079	245,973
Accumulated deferred income taxes	53,422	-
Fuel inventory - at average cost	131,191	110,482
Materials and supplies - at average cost	567,001	548,921
Deferred nuclear refueling outage costs	102,242	138,836
Prepayments and other	171,097	127,270
TOTAL	3,089,260	2,919,244

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	1,141,060	1,053,328
Decommissioning trust funds	2,379,555	2,278,533
Non-utility property - at cost (less accumulated depreciation)	222,942	262,384
Other	97,153	152,681
TOTAL	3,840,710	3,746,926

PROPERTY, PLANT AND EQUIPMENT
Electric	28,761,055	28,035,899
Property under capital lease	740,397	751,815
Natural gas	255,280	236,622
Construction work in progress	1,276,917	1,380,982
Nuclear fuel under capital lease	262,840	278,683
Nuclear fuel	281,706	234,421
TOTAL PROPERTY, PLANT AND EQUIPMENT	31,578,195	30,918,422
Less - accumulated depreciation and amortization	13,099,440	12,619,625
PROPERTY, PLANT AND EQUIPMENT - NET	18,478,755	18,298,797

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	804,336	830,539
Other regulatory assets	1,359,820	1,425,145
Long-term receivables	41,536	20,886
Goodwill	377,172	377,172
Other	946,340	935,501
TOTAL	3,529,204	3,589,243

TOTAL ASSETS	$28,937,929	$28,554,210

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$429,481	$524,372
Notes payable	110,273	351
Accounts payable	786,437	796,572
Customer deposits	214,989	199,620
Taxes accrued	231,326	224,926
Accumulated deferred income taxes	-	22,963
Nuclear refueling outage costs	18,126	8,238
Interest accrued	153,233	139,603
Obligations under capital leases	154,620	159,978
Other	299,976	205,600
TOTAL	2,398,461	2,282,223

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,242,297	4,779,513
Accumulated deferred investment tax credits	404,481	420,248
Obligations under capital leases	138,296	153,898
Other regulatory liabilities	334,716	291,239
Decommissioning and retirement cost liabilities	2,064,542	2,242,312
Transition to competition	79,101	79,098
Regulatory reserves	75,087	69,528
Accumulated provisions	492,434	506,960
Long-term debt	7,219,611	7,322,940
Preferred stock with sinking fund	17,402	20,852
Other	1,296,575	1,347,404
TOTAL	17,364,542	17,233,992

Preferred stock without sinking fund	334,337	334,337

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2004 and in 2003	2,482	2,482
Paid-in capital	4,818,848	4,767,615
Retained earnings	4,948,690	4,502,508
Accumulated other comprehensive loss	(68,337)	(7,795)
Less - treasury stock, at cost (22,928,539 shares in 2004 and
19,276,445 shares in 2003)	861,094	561,152
TOTAL	8,840,589	8,703,658

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,937,929	$28,554,210

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended

	2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$4,768,336		$4,382,757
Add - Earnings applicable to common stock	282,244	$282,244	365,774	$365,774
Deduct:
Dividends declared on common stock	102,196		102,611
Capital stock and other expenses	(306)		1,040
Total	101,890		103,651
Retained Earnings - End of period	$4,948,690		$4,644,880

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
Accumulated derivative instrument fair value changes	($119,541)		$17,490
Other accumulated comprehensive income (loss) items	24,340		(10,937)
Total	(95,201)		6,553

Net derivative instrument fair value changes
arising during the period	20,005	20,005	(874)	(874)

Foreign currency translation adjustments	(1,264)	(1,264)	1,539	1,539

Net unrealized investment gains (losses)	8,123	8,123	(10,983)	(10,983)

Balance at end of period:
Accumulated derivative instrument fair value changes	($99,536)		$16,616
Other accumulated comprehensive income (loss) items	31,199		(20,381)
Total	($68,337)		($3,765)
Comprehensive Income		$309,108		$355,456

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,819,044		$4,690,152
Add: Common stock issuances related to stock plans	(196)		6,446
Paid-in Capital - End of period	$4,818,848		$4,696,598

	Nine Months Ended
	2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$4,502,508		$3,938,693
Add - Earnings applicable to common stock	754,587	$754,587	966,423	$966,423
Deduct:
Dividends declared on common stock	308,416		259,955
Capital stock and other expenses	(11)		281
Total	308,405		260,236
Retained Earnings - End of period	$4,948,690		$4,644,880

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
Accumulated derivative instrument fair value changes	($25,811)		$17,313
Other accumulated comprehensive income (loss) items	18,016		(39,673)
Total	(7,795)		(22,360)

Net derivative instrument fair value changes
arising during the period	(73,725)	(73,725)	(697)	(697)

Foreign currency translation adjustments	1,137	1,137	3,249	3,249

Net unrealized investment gains (losses)	12,046	12,046	16,043	16,043

Balance at end of period:
Accumulated derivative instrument fair value changes	($99,536)		$16,616
Other accumulated comprehensive income (loss) items	31,199		(20,381)
Total	($68,337)		($3,765)
Comprehensive Income		$694,045		$985,018

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,767,615		$4,666,753
Add: Common stock issuances related to stock plans	51,233		29,845
Paid-in Capital - End of period	$4,818,848		$4,696,598

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$979	$928	$51	5
Commercial	616	561	55	10
Industrial	637	566	71	13
Governmental	57	56	1	2
Total retail	2,289	2,111	178	8
Sales for resale	102	102	-	-
Other	(2)	23	(25)	(109)
Total	$2,389	$2,236	$153	7

Billed Electric Energy
Sales (GWh):
Residential	10,738	10,763	(25)	-
Commercial	7,753	7,539	214	3
Industrial	10,456	9,975	481	5
Governmental	714	737	(23)	(3)
Total retail	29,661	29,014	647	2
Sales for resale	2,040	2,093	(53)	(3)
Total	31,701	31,107	594	2

	Nine Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$2,191	$2,111	$80	4
Commercial	1,530	1,427	103	7
Industrial	1,710	1,562	148	9
Governmental	150	152	(2)	(1)
Total retail	5,581	5,252	329	6
Sales for resale	305	303	2	1
Other	157	208	(51)	(25)
Total	$6,043	$5,763	$280	5

Billed Electric Energy
Sales (GWh):
Residential	25,375	25,776	(401)	(2)
Commercial	19,860	19,525	335	2
Industrial	29,868	28,855	1,013	4
Governmental	1,924	2,033	(109)	(5)
Total retail	77,027	76,189	838	1
Sales for resale	6,825	7,196	(371)	(5)
Total	83,852	83,385	467	1

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Sales Warranties and Indemnities

See Notes 9 and 14 to the consolidated financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the Saltend sales transaction. Entergy has now reached an agreement with the purchasers that resolves its potential liability on the warranties.

Nuclear Insurance and Spent Nuclear Fuel

See Note 9 to the consolidated financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, and the disposal of spent nuclear fuel associated with Entergy's nuclear power plants.

The Property Insurance Policy was renewed on April 1, 2004 with the following changes: 1) the deductibles for Indian Point 2 and 3 (each unit has a separate parameter), FitzPatrick, Pilgrim, and Vermont Yankee increased to $2.5 million per occurrence for other than turbine/generator damage; and 2) the deductibles for ANO 1 and 2, Grand Gulf 1, River Bend, and Waterford 3 increased to $5 million per occurrence for turbine/generator damage and $5 million per occurrence for other than turbine/generator damage.

Under Nuclear Electric Insurance Limited's (NEIL) Accidental Outage Coverage program, FitzPatrick's and Pilgrim's weekly indemnity decreased to $4 million and Vermont Yankee's weekly indemnity decreased to $3.5 million.

Under the property damage and accidental outage insurance programs, Entergy's nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of September 30, 2004, the maximum amount of such possible assessments per occurrence was $68.9 million for the Non-Utility Nuclear plants and $50.8 million for the U.S. Utility plants.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are responsible for their own spent fuel storage. Current on-site spent fuel storage capacity at Grand Gulf I, River Bend, and Waterford 3 is estimated to be sufficient until approximately 2007, 2005, and 2012, respectively, at which time dry cask storage facilities will be placed into service. An ANO storage facility using dry casks began operation in 1996, has been expanded since, and will be further expanded as needed. The spent fuel storage capacity at Pilgrim is licensed to provide enough storage capacity until approximately 2012. The first dry spent fuel storage casks were loaded at FitzPatrick in 2002, and further casks will be loaded there as needed. Indian Point and Vermont Yankee currently have sufficient spent fuel storage capacity until approximately 2006, at which time management expects planned dry cask storage capacity to begin operation.

Nuclear Decommissioning Costs

See Note 9 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning costs. SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation.

The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets.  The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. For the Non-Utility Nuclear business, the implementation of SFAS 143 resulted in an increase in earnings in 2003 of approximately $155 million net-of-tax ($0.67 per share) as a result of a one-time cumulative effect of accounting change.

In accordance with a new decommissioning cost study for ANO 1 and 2, in the first quarter of 2004 Entergy Arkansas recorded a revision to its estimated decommissioning cost liability. The revised estimate resulted in a $107.7 million reduction in its decommissioning liability, along with a $19.5 million reduction in utility plant and an $88.2 million reduction in the related regulatory asset.

In the third quarter of 2004, Entergy Gulf States recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for River Bend that reflected a life extension for the plant. The revised estimate resulted in a $116.8 million reduction in decommissioning liability, along with a $31.3 million reduction in utility plant, a $40.1 million reduction in the related regulatory asset and a regulatory liability of $17.7 million. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million.

In the third quarter of 2004 Entergy's Non-Utility Nuclear business recorded a reduction of $20.3 million in decommissioning liability to reflect changes in assumptions regarding the timing of when decommissioning of a plant will begin. Entergy considered the assumptions as part of recent studies evaluating the economic effect of the plant in its region. The revised estimate resulted in miscellaneous income of $20.3 million, reflecting the excess of the reduction in the liability over the amount of undepreciated asset retirement cost recorded at the time of adoption of SFAS 143.

As discussed in the Form 10-K, the Energy Policy Act of 1992 contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning (D&D) of the DOE's past uranium enrichment operations. The Energy Policy Act calls for cessation of annual D&D assessments no later than October 24, 2007. Entergy will oppose any attempts to extend the assessments past this date, but cannot state with certainty that an extension will not be made.

CashPoint Bankruptcy

The domestic utility companies entered an agreement with CashPoint Network Services (CashPoint) under which CashPoint was to manage a network of payment agents through which Entergy's utility customers could pay their bills. The payment agent system allows customers to pay their bills at various commercial or governmental locations, rather than sending payments by mail. Approximately one-third of Entergy's utility customers use payment agents.

On April 19, 2004, CashPoint failed to pay funds due to the domestic utility companies that had been collected through payment agents. The domestic utility companies then obtained a temporary restraining order from the Civil District Court for the Parish of Orleans, State of Louisiana, enjoining CashPoint from distributing funds belonging to Entergy, except by paying those funds to Entergy. On April 22, 2004, a petition for involuntary Chapter 7 bankruptcy was filed against CashPoint by other creditors in the United States Bankruptcy Court for the Southern District of New York. In response to these events, the domestic utility companies expanded an existing contract with another company to manage all of their payment agents. The domestic utility companies filed proofs of claim in the CashPoint bankruptcy proceeding in September 2004. Although Entergy cannot precisely determine at this time the amount that CashPoint owes to the domestic utility companies that may not be repaid, it has accrued an estimate of loss based on current information. If no cash is repaid to the domestic utility companies, an event Entergy does not believe is likely, the current estimate of maximum exposure to loss is approximately $25 million.

Employment Litigation

Entergy Corporation and certain subsidiaries are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies deny any liability to the plaintiffs.

NOTE 2. RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the consolidated financial statements in the Form 10-K.

Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT determined, among other things, that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. After a hearing held in June 2004 on the merits, in July 2004 the PUCT denied Entergy's application to certify Entergy's transmission organization as an independent organization under Texas law. In its order, the PUCT also ordered: the cessation of efforts to develop an interim solution for retail open access in Entergy Gulf States' Texas service territory, termination of the pilot project in that territory, and a delay in retail open access in that territory until either a FERC-approved RTO is in place or some other independent transmission entity is certified under Texas law. Several parties filed motions for rehearing on the termination of the pilot program aspect of the order, claiming the issue was not properly a part of the proceeding. The PUCT denied these motions for rehearing in September 2004.

In view of the PUCT order to delay retail open access in the Texas service territory, Entergy Gulf States filed a retail electric rate case and fuel reconciliation proceeding with the PUCT in August 2004 seeking the following:

  approval of a base rate increase of $42.6 million annually for the Texas retail jurisdiction;

  approval to implement a $14.1 million per year rider to recover, over a 15-year period, $110.9 million of incurred costs related to its efforts to transition to a competitive retail market in accordance with the Texas restructuring law;

  proposed $11.3 million franchise fee rider to recover payments to municipalities charging such fees; and

  a requested return on equity of 11.5%.

In addition, Entergy Gulf States' fuel reconciliation filing made in conjunction with the base rate case seeks to reconcile approximately $288 million in fuel and purchased power costs incurred during the period September 2003 through March 2004. The PUCT requested that the parties submit briefs addressing threshold issues related to whether Entergy Gulf States has the right to file a base rate case and what relief is available, if the PUCT were to determine that Entergy Gulf States' base rates are subject to the rate freeze imposed in December 2001 in connection with the market readiness docket initiated by the PUCT Staff. The PUCT considered these issues in September 2004. In October 2004, the PUCT issued a written order in which it dismissed the rate case indicating that Entergy Gulf States is still subject to a rate freeze based on an agreement in 2001 stipulating that a rate freeze would remain in effect until retail open access commenced in Entergy Gulf States' service territory. Entergy Gulf States intends to file a motion for rehearing and also intends to pursue other available remedies.

Deferred Fuel Costs

In September 2004, Entergy Gulf States filed an application with the PUCT to implement a $27. 8 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from September 2003 through July 2004. Entergy Gulf States proposes to collect the surcharge over a six-month period beginning January 2005. Hearings are expected to occur in November 2004. Amounts collected though the interim fuel surcharge are subject to final reconciliation in a future fuel reconciliation proceeding.

In March 2004, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2004 through March 2005. The filed energy cost rate, which accounts for 12 percent of a typical residential customer's bill using 1,000 kWh per month, increased 16 percent due primarily to the elimination of a credit contained in the prior year's rate to refund previously over-recovered fuel costs. Also included in this year's energy cost calculation is a decrease in rates of $3.9 million as a result of the operation of a revised energy allocation method between the retail and wholesale sectors resulting from the approval of a life-of-resources power purchase agreement with Entergy New Orleans.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. The reconciliation includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involves imputed capacity and River Bend payment issues similar to those decided adversely in the January 2001 proceeding, discussed below, which is now on appeal. The PUCT Staff has quantified these issues at $11.2 million. Hearings occurred in October 2004 and a final PUCT decision is expected in the first quarter of 2005.

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' January 2001 fuel reconciliation case filed with the PUCT covering the period from March 1999 through August 2000 and subsequent proceedings at Travis County District Court and the Third District Court of Appeals. Entergy Gulf States appealed to the Court of Appeals the disallowance of approximately $4.2 million related to imputed capacity costs and the disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. Oral argument before the appellate court occurred in September 2004.

As discussed in Note 2 to the consolidated financial statements in the Form 10-K, in August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The LPSC staff has quantified the possible disallowance as between $7.6 and $14 million. Entergy Louisiana notified the LPSC that it will contest the recommendation. The procedural schedule in the case has been suspended. A status conference for the purpose of establishing a new procedural schedule will be set when the current hearings in the Power Purchase Agreement proceedings at the FERC are concluded. The FERC hearings in that matter are expected to conclude in November 2004.

Retail Rate Proceedings

Filings with the PUCT and Texas Cities

Recovery of River Bend Costs

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the March 1998 PUCT disallowance of recovery of River Bend plant costs that had been held in abeyance since 1988, and subsequent proceedings at Travis County District Court and the Third District Court of Appeals that affirmed the PUCT disallowance. In September 2004, the Texas Supreme Court denied Entergy Gulf States' petition for review, and Entergy Gulf States filed a motion for rehearing. In October 2004, the Texas Supreme Court requested that the other parties file responses to Entergy Gulf States' motion, and the matter is pending.

Filings with the LPSC

Annual Earnings Reviews (Entergy Gulf States)

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In the LPSC staff's December 2003 testimony, the staff recommended an annual rate refund of approximately $30 million effective June 2002 and a prospective rate reduction of approximately $50 million. Hearings concluded in May 2004.

Proposed Settlement (Entergy Gulf States and Entergy Louisiana)

In June 2004, Entergy Gulf States and Entergy Louisiana filed a proposed settlement with the LPSC that would resolve, among other dockets, Entergy Gulf States' ninth post-merger analysis and dockets established to consider issues concerning the companies' power purchases for the summers of 2001, 2002, and 2003. The proposed settlement included an offer to refund approximately $64 million to Entergy Gulf States' Louisiana customers and $1 million to Entergy Louisiana's customers, with no change in either company's current base rates.  The settlement also proposed a formula rate plan for Entergy Gulf States' Louisiana operations. At its September 2004 Business and Executive Session, the LPSC consolidated various dockets that were the subject of proposed settlement. The LPSC directed its staff to preside over settlement discussions and to submit any proposed settlement to the LPSC for its consideration.

Retail Rates

(Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. Entergy Gulf States is also seeking approval of certain proposed rate design, rate schedule, and policy changes. A procedural schedule has not been established.

(Entergy Louisiana)

See Note 2 to the consolidated financial statements in the Form 10-K for Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In August 2004, the LPSC Staff filed testimony in which it recommended up to a $19.5 million rate increase for Entergy Louisiana, assuming that the Perryville acquisition is approved in time for the Perryville costs to be included in rates set in this proceeding. Additional issues and updates that will be evaluated in connection with this proceeding are likely to result in revisions to the LPSC Staff's recommendation. These issues may reduce the amount of the recommended rate increase or cause it to become a recommendation for a rate decrease. Hearings are currently scheduled to begin in December 2004.

Filings with the City Council

Formula Rate Plan Filings

In April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the Council in 2003. The filings showed an increase in Entergy New Orleans' electric revenues of $1.15 million and an increase in Entergy New Orleans' gas revenues of $32,000 is warranted. The Council Advisors and intervenors reviewed the filings, and filed their recommendations in July 2004. In August 2004, in accordance with the City Council's requirements for the formula rate plans, Entergy New Orleans made a filing with the City Council reflecting the parties' concurrence that no change in Entergy New Orleans' electric or gas rates is warranted. Later in August 2004, the City Council approved an unopposed settlement among Entergy New Orleans, the Council Advisors, and the intervenors in connection with the Gas and Electric Formula Rate Plans. In accordance with the resolution approving the settlement agreement, Entergy New Orleans' gas and electric base rates remain unchanged from levels set in May 2003. The resolution ordered Entergy New Orleans to defer $5.96 million of fossil plant maintenance expense incurred in 2003 and to record on its books a regulatory asset in that amount to be amortized over a five-year period effective January 2003. Entergy New Orleans also was ordered to defer $3.86 million relating to voluntary severance plan costs allocated to its electric operations and $0.99 million allocated to its gas operations, which amounts were accrued on its books in 2003, and to record on its books regulatory assets in those amounts to be amortized over five years effective January 2004.

Fuel Adjustment Clause Litigation

See "Fuel Adjustment Clause Litigation" in Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers in state court in Orleans Parish and with the City Council regarding certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In February 2004, the City Council approved a resolution that results in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs have appealed the City Council resolution to the state court in Orleans Parish. Oral argument on the plaintiffs' appeal is scheduled for February 2005. In addition, in March 2004, the plaintiffs supplemented and amended the class action petition that had been filed in state court in April 1999. This proceeding has been stayed pending resolution of plaintiffs' appeal in the proceeding commenced with the City Council.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share (EPS) calculations included on the consolidated income statement:

	For the Three Months Ended September 30,
	2004		2003
	(In Millions, Except Per Share Data)
		$/share		$/share
Income before cumulative effect of accounting change less preferred dividends and Earnings applicable to common stock	$282.2		$365.8

Average number of common shares outstanding - basic	226.9	$1.24	228.1	$1.60
Average dilutive effect of:
Stock Options (1)	4.0	(0.022)	4.2	(0.029)
Deferred Units	0.2	(0.001)	0.2	(0.001)
Average number of common shares outstanding - diluted	231.1	$1.22	232.5	$1.57

	For the Nine Months Ended September 30,
	2004		2003
	(In Millions, Except Per Share Data)
		$/share		$/share
Income before cumulative effect of accounting change less preferred dividends	$754.6		$823.5

Average number of common shares outstanding - basic	228.6	$3.30	226.1	$3.64
Average dilutive effect of:
Stock Options (1)	4.1	(0.057)	4.0	(0.063)
Deferred Units	0.2	(0.003)	0.3	(0.005)
Average number of common shares outstanding - diluted	232.9	$3.24	230.4	$3.57

Earnings applicable to common stock	$754.6		$966.4

Average number of common shares outstanding - basic	228.6	$3.30	226.1	$4.27
Average dilutive effect of:
Stock Options (1)	4.1	(0.057)	4.0	(0.074)
Deferred Units	0.2	(0.003)	0.3	(0.006)
Average number of common shares outstanding - diluted	232.9	$3.24	230.4	$4.19

(1)

Options to purchase 1,850,701 shares of common stock at various prices were outstanding at September 30, 2004 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares at the end of the period. At September 30, 2003 all outstanding options, totaling 16,031,768, were included in the computation of diluted earnings per share as a result of the average market price of the common shares being greater than the exercise prices.

Entergy's stock option and other stock compensation plans are discussed in Note 8 to the consolidated financial statements in the Form 10-K.

For the nine months ended September 30, 2004, Entergy Corporation issued 3,729,906 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards and repurchased 7,382,000 shares of common stock for a total purchase price of $416.3 million.

Retained Earnings

On October 20, 2004, Entergy Corporation's Board of Directors declared a common stock dividend of $0.54 per share, payable on December 1, 2004, to holders of record as of November 17, 2004.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

In May 2004, Entergy Corporation renewed its 364-day bank credit facility into two separate facilities, a 364-day credit facility and a 3-year credit facility. The 364-day credit facility has a borrowing capacity of $485 million and expires in May 2005. As of September 30, 2004, no borrowings were outstanding on this facility. The 3-year credit facility has a borrowing capacity of $965 million and expires in May 2007. As of September 30, 2004, $100 million in borrowings were outstanding on this facility. Entergy also has the ability to issue letters of credit against the 3-year credit facility and its $965 million borrowing capacity, and $40 million had been issued against this facility at September 30, 2004. Although the Entergy Corporation 364-day credit facility expires in May 2005, Entergy has the discretionary option to extend the period to repay the amount then outstanding for an additional 364-day term. Because of this option, which Entergy intends to exercise if it does not renew the credit line or obtain an alternative source of financing, any debt outstanding under the credit facilities is reflected in long-term debt on the balance sheet. The average commitment fee for the facilities is currently 0.14% of the line amount. Commitment fees and interest rates on loans under the credit facilities can fluctuate depending on the senior debt ratings of the domestic utility companies.

The short-term borrowings of Entergy's subsidiaries are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, Entergy's subsidiaries are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. As of September 30, 2004, Entergy's subsidiaries' authorized limit was $1.6 billion and the outstanding borrowing from the money pool was $239.4 million. In August 2004, Entergy filed with the SEC to extend the authorization period for the current short-term borrowing limits and the money pool borrowing arrangement.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have separate short-term credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2004

Entergy Arkansas	April 2005	$85 million	$85 million
Entergy Louisiana	April 2005	$15 million	-
Entergy Mississippi	May 2005	$25 million	$25 million
Entergy New Orleans	April 2005	$14 million	-

The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million. The facilities have variable interest rates and the average commitment fee is 0.15%.

The following long-term debt has been issued by Entergy in 2004:

	Issue Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
5.50% Series due April 2019, Entergy Louisiana	March 2004	$100,000
6.25% Series due April 2034, Entergy Mississippi	April 2004	$100,000
4.65% Series due May 2011, Entergy Mississippi	April 2004	$80,000
5.60% Series due September 2024, Entergy New Orleans	August 2004	$35,000
5.65% Series due September 2029, Entergy New Orleans	August 2004	$40,000
Issuances after balance sheet date:
6.40% Series due October 2034, Entergy Louisiana	October 2004	$70,000
6.38% Series due November 2034, Entergy Arkansas	October 2004	$60,000
5.09% Series due November 2014, Entergy Louisiana	October 2004	$115,000
4.875% Series due November 2011, Entergy Gulf States	October 2004	$200,000
Other Long-term Debt:
4.60% Series due April 2022, Entergy Mississippi	September 2004	$16,030

The following long-term debt has been retired by Entergy in 2004:

	Retirement Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
8.25% Series due April 2004, Entergy Gulf States	April 2004	$292,000
6.20% Series due May 2004, Entergy Mississippi	May 2004	$75,000
6.45% Series due April 2008, Entergy Mississippi	May 2004	$80,000
7.70% Series due July 2023, Entergy Mississippi	May 2004	$60,000
8.0% Series due March 2023, Entergy New Orleans	September 2004	$45,000
7.55% Series due September 2023, Entergy New Orleans	September 2004	$30,000
Other Long-term Debt:
Grand Gulf Lease Obligation payment	N/A	$6,348
Waterford 3 Lease Obligation payment	N/A	$14,809
Retirements after balance sheet date:
7.0% Series due April 2022, Entergy Mississippi	October 2004	$7,935
7.0% Series due April 2022, Entergy Mississippi	October 2004	$8,095

In September 2004, Entergy Gulf States purchased its $62 million of 5.65% Series West Feliciana Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time. Entergy Gulf States used a combination of cash on hand and short-term borrowings to buy-in the bonds.

In October 2004, Entergy Arkansas issued $60 million of 6.38% Series First Mortgage Bonds due November 1, 2034. In November 2004, Entergy Arkansas plans to use the proceeds to redeem the $61.9 million of 8.5% Series Junior Subordinated Deferrable Interest Debentures due 2045.

In October 2004, Entergy Gulf States issued $200 million of 4.875% Series of First Mortgage Bonds due November 1, 2011. Entergy Gulf States plans to use the proceeds to redeem, prior to maturity, $200 million of 5.2% Series of First Mortgage Bonds due December 3, 2007.

In October 2004, Entergy Louisiana issued $70 million of 6.40% Series of First Mortgage Bonds due October 1, 2034. In November 2004, Entergy Louisiana plans to use the proceeds to redeem $72.2 million of 9.0% Series Junior Subordinated Deferrable Interest Debentures due 2045.

In October 2004, Entergy Louisiana issued $115 million of 5.09% Series of First Mortgage Bonds due November 1, 2014. Entergy Louisiana plans to use the proceeds to redeem, prior to maturity, $115 million of 6.5% Series of First Mortgage Bonds due March 1, 2008.

NOTE 5. STOCK-BASED COMPENSATION

As described more fully in Note 8 to the consolidated financial statements in the Form 10-K, Entergy grants stock options to key employees of the Entergy subsidiaries. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the stock option grants. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Awards under Entergy's stock-based compensation plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if Entergy would have historically applied the fair value based method of accounting to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Data)

Earnings applicable to common stock	$282,244	$365,774	$754,587	$966,423
Add: Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects	1,389	692	3,752	2,113
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	4,271	6,117	12,398	18,388

Pro forma earnings applicable to common stock	$279,362	$360,349	$745,941	$950,148

Earnings per average common share:
Basic	$1.24	$1.60	$3.30	$4.27
Basic - pro forma	$1.23	$1.58	$3.26	$4.20

Diluted	$1.22	$1.57	$3.24	$4.19
Diluted - pro forma	$1.21	$1.55	$3.20	$4.12

NOTE 6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's pension cost, including amounts capitalized, for the third quarters of 2004 and 2003 included the following components:

	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$19,132	$14,430
Interest cost on projected benefit obligation	37,005	30,363
Expected return on assets	(38,324)	(36,702)
Amortization of transition asset	(190)	(180)
Amortization of prior service cost	1,286	1,362
Amortization of loss	5,425	1,146
Net pension costs	$24,334	$10,419

Entergy's pension cost, including amounts capitalized, for the nine months ended September 30, 2004 and 2003, included the following components:

	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$56,394	$46,576
Interest cost on projected benefit obligation	108,999	97,867
Expected return on assets	(115,628)	(119,914)
Amortization of transition asset	(572)	(582)
Amortization of prior service cost	4,112	4,418
Amortization of loss	14,233	3,244
Net pension costs	$67,538	$31,609

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the third quarters of 2004 and 2003 included the following components:

	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$7,737	$10,533
Interest cost on APBO	13,450	13,284
Expected return on assets	(4,707)	(3,828)
Amortization of transition obligation	756	2,868
Amortization of prior service cost	(1,306)	249
Amortization of loss	5,489	4,440
Net other postretirement benefit cost	$21,419	$27,546

Entergy's other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2004 and 2003, included the following components:

	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$25,590	$29,445
Interest cost on APBO	41,183	39,378
Expected return on assets	(14,034)	(11,884)
Amortization of transition obligation	2,203	8,604
Amortization of prior service cost	(2,804)	747
Amortization of loss	16,916	11,610
Net other postretirement benefit cost	$69,054	$77,900

Employer Contributions

Entergy previously disclosed in its 2003 Form 10-K that it expected to contribute $110 million to its pension plans in 2004. In April 2004, the President signed the Pension Funding Equity Act of 2004 into law, which reduced Entergy's estimated 2004 required pension contribution to $72.8 million. As of September 30, 2004, Entergy has contributed $69.0 million to its pension plans. Therefore, Entergy presently anticipates contributing an additional $3.8 million to fund its pension plans in 2004.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

As disclosed in Note 11 to the consolidated financial statements in the Form 10-K, Entergy elected to record an estimate of the effects of the Medicare Act in December 2003. In August 2004, the Centers for Medicare and Medicaid Services issued proposed regulations to implement the new Medicare law. Based on actuarial analysis at September 30, 2004, the estimated effect of future Medicare subsidies reduced the January 1, 2004 Accumulated Postretirement Benefit Obligation by $128 million and reduced the third quarter 2004 and nine months ended September 30, 2004 other postretirement benefit cost by $5.8 million and $12.8 million, respectively.

NOTE 7. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of September 30, 2004 are U.S. Utility, Non-Utility Nuclear, and Energy Commodity Services. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Competitive Retail Services business, which has higher revenues in 2004 as its number of customers has increased, and earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the third quarters of 2004 and 2003 is as follows:

	U. S. Utility	Non-Utility Nuclear*	Energy Commodity Services *	All Other*	Eliminations	Consolidated
	(In Thousands)
2004
Operating Revenues	$2,423,366	$350,343	$66,193	$140,756	($17,077)	$2,963,581
Equity in earnings (loss) of
unconsolidated equity affiliates	-	-	(72,015)	-	-	(72,015)
Income Taxes (Benefit)	161,477	45,108	(30,529)	(1,280)	-	174,776
Net Income (Loss)	263,851	63,713	(38,935)	(582)	-	288,047

2003
Operating Revenues	$2,262,026	$337,728	$48,195	$69,550	($17,374)	$2,700,125
Equity in earnings of
unconsolidated equity affiliates	-	-	60,099	1	(1)	60,099
Income Taxes (Benefit)	172,484	39,284	19,705	(10,657)	-	220,816
Net Income (Loss)	278,813	59,606	36,330	(3,099)	-	371,650

Entergy's segment financial information for the nine months ended September 30, 2004 and 2003 is as follows:

	U. S. Utility	Non-Utility Nuclear*	Energy Commodity Services *	All Other*	Eliminations	Consolidated
	(In Thousands)
2004
Operating Revenues	$6,199,528	$1,033,936	$165,476	$351,140	($49,852)	$7,700,228
Equity in earnings (loss) of
unconsolidated equity affiliates	-	-	(31,908)	-	-	(31,908)
Income Taxes (Benefit)	358,007	129,441	(20,195)	(20,285)	-	446,968
Net Income (Loss)	586,157	195,541	(19,632)	10,009	-	772,075
Total Assets	22,652,954	4,481,272	2,200,880	1,029,416	(1,426,593)	28,937,929

2003
Operating Revenues	$5,904,584	$939,615	$149,074	$122,201	($23,714)	$7,091,760
Equity in earnings of
unconsolidated equity affiliates	-	-	258,451	1	(1)	258,451
Income Taxes (Benefit)	331,152	91,371	106,621	(30,076)	-	499,068
Cumulative effect of
accounting changes, net of tax	(21,333)	160,360	3,895	-	-	142,922
Net Income (Loss)	520,110	301,451	178,696	(16,165)	-	984,092
Total Assets	22,449,508	4,243,000	2,062,239	1,698,101	(1,885,018)	28,567,830

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

__________________________________

In the opinion of the management of Entergy Corporation, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the U.S. Utility segment, however, is subject to seasonal fluctuations with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2004 Compared to Third Quarter 2003

Net income decreased $1.4 million primarily due to a decrease in net revenue, partially offset by a lower effective income tax rate.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net income decreased $13.5 million primarily due to a decrease in net revenue and an increase in other operation and maintenance expenses, partially offset by a decrease in interest charges and a lower effective income tax rate.

Net Revenue

Third Quarter 2004 Compared to Third Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the third quarter of 2004 to the third quarter of 2003.

Amount
(In Millions)

2003 net revenue	$303.9
Volume/weather	(13.1)
Net wholesale revenue	4.7
Other	1.9
2004 net revenue	$297.4

The volume/weather variance primarily resulted from the effect of milder weather on sales during the third quarter of 2004 compared to the third quarter of 2003.

The net wholesale revenue variance resulted primarily from reduced losses associated with substitute energy provided to the co-owners of Entergy Arkansas' coal plants.

Fuel and purchased power expenses

Fuel and purchased power expenses increased primarily due to increased recovery of deferred fuel and purchased power costs.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Amount
(In Millions)

2003 net revenue	$777.5
Deferred fuel cost revisions	(16.9)
Other	(8.3)
2004 net revenue	$752.3

Deferred fuel cost revisions decreased net revenue due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider, which reduced net revenue by $11.5 million. The remainder of the variance is due to the 2002 energy cost recovery true-up, made in the first quarter of 2003, which increased net revenue in 2003.

Fuel and purchased power expenses

Fuel and purchased power expenses increased primarily due to increased recovery of deferred fuel and purchased power costs primarily due to the true-ups to the 2003 and 2002 energy cost recovery rider filings.

Other Income Statement Variances

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Other operation and maintenance expenses increased primarily due to:

    an increase of $7.7 million in customer service support costs; and

    an increase of $5.2 million in benefits costs.

Interest charges decreased primarily due to the refinancing of First Mortgage Bonds in mid-2003.

Income Taxes

The effective income tax rates for the third quarters of 2004 and 2003 were 36.4% and 41.0%, respectively. The effective income tax rates for the nine months ended September 30, 2004 and 2003 were 36.4% and 39.8%, respectively. The differences in the effective income tax rates for the third quarter of 2003 and the nine months ended September 30, 2003 versus the federal statutory rate of 35% are primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax differences and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$8,834	$95,513

Cash flow provided by (used in):
Operating activities	212,350	345,116
Investing activities	(198,145)	(228,932)
Financing activities	12,568	(179,053)
Net increase (decrease) in cash and cash equivalents	26,773	(62,869)

Cash and cash equivalents at end of period	$35,607	$32,644

Operating Activities

Cash flow from operations decreased $132.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to money pool activity. Money pool activity used $109.2 million of Entergy Arkansas' operating cash flows in the nine months ended September 30, 2004 and provided $46.9 million in the nine months ended September 30, 2003. This decrease was partially offset by increased recovery of deferred fuel costs.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

September 30, 2004	December 31, 2003	September 30, 2003	December 31, 2002
(In Thousands)

$40,064	($69,153)	($42,665)	$4,279

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities decreased $30.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to a decrease in construction expenditures resulting from less independent power producer-related work performed in 2004 combined with lower spending on customer support projects in 2004.

Financing Activities

Financing activities provided $12.6 million for the nine months ended September 30, 2004 compared to using $179.1 million for the nine months ended September 30, 2003 primarily due to the net retirement of $109.2 million of First Mortgage Bonds for the nine months ended September 30, 2003 and an $85 million borrowing made on Entergy Arkansas' 364-day credit facility during the nine months ended September 30, 2004.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

In April 2004, Entergy Arkansas renewed its 364-day credit facility through April 30, 2005 and increased the amount available to $85 million. The facility was fully drawn at September 30, 2004.

In October 2004, Entergy Arkansas issued $60 million of 6.38% Series First Mortgage Bonds due November 1, 2034. Entergy Arkansas plans to use the proceeds to redeem in November 2004 the $61.9 million of 8.5% Series Junior Subordinated Deferrable Interest Debentures due 2045.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, System Agreement proceedings, market and credit risks, state and local regulatory risks, nuclear matters, and environmental risks. The following is an update to the Form 10-K.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at the FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; resource planning for the Entergy System would be impeded if the Initial Decision were adopted; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex that they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the full costs of the Vidalia project should be included in Entergy Louisiana's production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

As reported in the Form 10-K, if the FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in the total production costs the FERC allocates to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in the total production costs the FERC allocates to companies whose costs currently are projected to exceed that average.   If the FERC adopts the ALJ's Initial Decision, the amount of production costs that would be reallocated among the domestic utility companies would be determined through consideration of each domestic utility company's relative total production cost expressed as a percentage of Entergy System average total production cost. The ALJ's Initial Decision would reallocate production costs of the domestic utility companies whose percent of Entergy System average production cost are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production cost to domestic utility companies whose production costs are above Entergy System average production cost.

An assessment of the potential effects of the ALJ's Initial Decision requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average gas prices have varied significantly over recent years, ranging from $1.92/mmBtu to $5.48/mmBtu for the 1994-2003 period, and averaging $2.99/mmBtu during the ten-year period 1994-2003 and $3.77/mmBtu during the five-year period 1999-2003.  Recent market conditions have resulted in gas prices that have averaged $5.58/MMBtu for the twelve months ended September 2004. Based upon analyses considering the effect on future production costs if the FERC adopts the ALJ's Initial Decision, the following potential annual production cost reallocations among the domestic utility companies could result assuming annual average gas prices range from $6.39/mmBtu in 2005 declining to $4.97/mmBtu by 2009:

	Range of Annual Payments or (Receipts)	Average Annual Payments or (Receipts) for 2005-2009 Period
	(In Millions)	(In Millions)

Entergy Arkansas	$154 to $281	$215
Entergy Gulf States	($130) to ($15)	($63)
Entergy Louisiana	($199) to ($98)	($141)
Entergy Mississippi	($16) to $8	$1
Entergy New Orleans	($17) to ($5)	($12)

Management believes that any changes in the allocation of production costs resulting from a FERC decision and related retail proceedings should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding at the FERC will have a material effect on the financial condition of any of the domestic utility companies, although the outcome of the FERC proceeding and related retail proceedings cannot be predicted at this time.

Entergy Arkansas filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with the FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before the FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at the FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by the FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established in these APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed to state court the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied. In August 2004, Entergy New Orleans and Entergy Louisiana, as well as the named third party defendants, filed pleadings objecting to the City Council's third party demand and counterclaim on various grounds, including federal preemption.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs and pension and other retirement costs. Following is an update to the information provided in the Form 10-K.

Nuclear Decommissioning Costs

In the first quarter of 2004, in accordance with a new decommissioning cost study for ANO 1 and 2, Entergy Arkansas recorded a revision to its estimated decommissioning cost liability. The revised estimate resulted in a $107.7 million reduction in its decommissioning liability, along with a $19.5 million reduction in utility plant and an $88.2 million reduction in the related regulatory asset.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$481,103	$469,925	$1,250,072	$1,227,558

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	46,546	30,581	141,649	107,669
Purchased power	141,147	139,829	371,303	363,295
Nuclear refueling outage expenses	6,328	5,679	18,118	17,565
Other operation and maintenance	96,125	93,632	274,781	259,445
Decommissioning	7,851	8,971	24,920	26,915
Taxes other than income taxes	10,062	8,961	28,356	26,973
Depreciation and amortization	53,081	50,846	153,018	150,733
Other regulatory credits - net	(3,947)	(4,364)	(15,217)	(20,896)
TOTAL	357,193	334,135	996,928	931,699

OPERATING INCOME	123,910	135,790	253,144	295,859

OTHER INCOME
Allowance for equity funds used during construction	3,781	2,047	8,428	6,276
Interest and dividend income	1,718	2,551	6,729	7,178
Miscellaneous - net	(3,631)	(871)	(5,178)	(3,384)
TOTAL	1,868	3,727	9,979	10,070

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,818	22,740	59,335	67,918
Other interest - net	1,162	613	3,211	2,743
Allowance for borrowed funds used during construction	(1,988)	(1,347)	(4,568)	(3,973)
TOTAL	18,992	22,006	57,978	66,688

INCOME BEFORE INCOME TAXES	106,786	117,511	205,145	239,241

Income taxes	38,842	48,192	74,649	95,240

NET INCOME	67,944	69,319	130,496	144,001

Preferred dividend requirements and other	1,944	1,944	5,832	5,832

EARNINGS APPLICABLE TO
COMMON STOCK	$66,000	$67,375	$124,664	$138,169

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$130,496	$144,001
Noncash items included in net income:
Other regulatory credits - net	(15,217)	(20,896)
Depreciation, amortization, and decommissioning	177,938	177,648
Deferred income taxes and investment tax credits	57,454	(8,501)
Changes in working capital:
Receivables	(78,342)	(52,150)
Fuel inventory	(1,467)	542
Accounts payable	(76,547)	(5,032)
Taxes accrued	18,226	115,992
Interest accrued	4,135	(1,514)
Deferred fuel costs	5,629	(34,096)
Other working capital accounts	(3,747)	7,296
Provision for estimated losses and reserves	(8,540)	(559)
Changes in other regulatory assets	16,108	(11,425)
Other	(13,776)	33,810
Net cash flow provided by operating activities	212,350	345,116

INVESTING ACTIVITIES
Construction expenditures	(184,041)	(214,716)
Allowance for equity funds used during construction	8,428	6,276
Nuclear fuel purchases	(8,101)	(39,007)
Proceeds from sale/leaseback of nuclear fuel	8,101	39,007
Decommissioning trust contributions and realized
change in trust assets	(5,927)	(5,753)
Other regulatory investments	(16,605)	(14,739)
Net cash flow used in investing activities	(198,145)	(228,932)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	361,819
Retirement of long-term debt	-	(471,040)
Changes in short-term borrowings	85,000	-
Dividends paid:
Common stock	(66,600)	(64,000)
Preferred stock	(5,832)	(5,832)
Net cash flow provided by (used in) financing activities	12,568	(179,053)

Net increase (decrease) in cash and cash equivalents	26,773	(62,869)

Cash and cash equivalents at beginning of period	8,834	95,513

Cash and cash equivalents at end of period	$35,607	$32,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$53,847	$67,240
Income taxes	($5,400)	($18,078)

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$6,921	$8,834
Temporary cash investments - at cost,
which approximates market	28,686	-
Total cash and cash equivalents	35,607	8,834
Accounts receivable:
Customer	111,609	69,036
Allowance for doubtful accounts	(9,270)	(9,020)
Associated companies	78,705	50,390
Other	31,107	30,930
Accrued unbilled revenues	72,259	64,732
Total accounts receivable	284,410	206,068
Deferred fuel costs	21,533	10,557
Accumulated deferred income taxes	17,103	18,362
Fuel inventory - at average cost	8,189	6,722
Materials and supplies - at average cost	82,834	80,506
Deferred nuclear refueling outage costs	23,098	19,793
Prepayments and other	91,699	23,938
TOTAL	564,473	374,780

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,212	11,212
Decommissioning trust funds	371,653	360,485
Non-utility property - at cost (less accumulated depreciation)	1,454	1,456
Other	4,832	4,832
TOTAL	389,151	377,985

UTILITY PLANT
Electric	6,078,413	5,948,090
Property under capital lease	21,811	24,047
Construction work in progress	233,308	238,807
Nuclear fuel under capital lease	75,372	102,691
Nuclear fuel	13,441	7,466
TOTAL UTILITY PLANT	6,422,345	6,321,101
Less - accumulated depreciation and amortization	2,749,541	2,627,441
UTILITY PLANT - NET	3,672,804	3,693,660

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	120,930	128,311
Other regulatory assets	368,277	437,544
Other	46,852	45,798
TOTAL	536,059	611,653

TOTAL ASSETS	$5,162,487	$5,058,078

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$147,000	$ -
Notes payable	85,000	-
Accounts payable:
Associated companies	33,550	106,958
Other	89,499	92,638
Customer deposits	40,910	37,693
Interest accrued	25,559	21,424
Obligations under capital leases	59,365	59,089
Other	22,722	16,924
TOTAL	503,605	334,726

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,126,449	996,455
Accumulated deferred investment tax credits	69,659	73,280
Obligations under capital leases	37,818	67,648
Other regulatory liabilities	58,164	52,923
Decommissioning	484,763	567,546
Accumulated provisions	31,609	40,149
Long-term debt	1,192,916	1,338,378
Other	204,667	192,200
TOTAL	3,206,045	3,328,579

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2004
and 2003	470	470
Paid-in capital	591,127	591,127
Retained earnings	744,890	686,826
TOTAL	1,452,837	1,394,773

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,162,487	$5,058,078

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$ 178	$ 182	($ 4)	(2)
Commercial	93	90	3	3
Industrial	92	88	4	5
Governmental	5	4	1	25
Total retail	368	364	4	1
Sales for resale
Associated companies	63	53	10	19
Non-associated companies	49	52	(3)	(6)
Other	1	1	-	-
Total	$ 481	$ 470	$ 11	2

Billed Electric Energy
Sales (GWh):
Residential	2,188	2,306	(118)	(5)
Commercial	1,615	1,609	6	-
Industrial	1,831	1,875	(44)	(2)
Governmental	79	77	2	3
Total retail	5,713	5,867	(154)	(3)
Sales for resale
Associated companies	1,848	1,529	319	21
Non-associated companies	1,232	1,360	(128)	(9)
Total	8,793	8,756	37	-

	Nine Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$ 424	$ 419	$ 5	1
Commercial	231	223	8	4
Industrial	237	232	5	2
Governmental	13	11	2	18
Total retail	905	885	20	2
Sales for resale
Associated companies	172	169	3	2
Non-associated companies	141	146	(5)	(3)
Other	32	28	4	14
Total	$ 1,250	$ 1,228	$ 22	2

Billed Electric Energy
Sales (GWh):
Residential	5,508	5,617	(109)	(2)
Commercial	4,101	4,065	36	1
Industrial	5,192	5,240	(48)	(1)
Governmental	210	204	6	3
Total retail	15,011	15,126	(115)	(1)
Sales for resale
Associated companies	5,033	5,283	(250)	(5)
Non-associated companies	3,765	4,153	(388)	(9)
Total	23,809	24,562	(753)	(3)

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2004 Compared to Third Quarter 2003

Net income of $82.5 million remained relatively unchanged. Increased miscellaneous income resulting from a revision of the decommissioning liability for River Bend, which is discussed below, and decreased interest charges on long-term debt were offset by increased other operation and maintenance expenses and a lower effective tax rate in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net income increased $105.8 million primarily due to:

    a $107.7 million accrual ($65.6 million net-of-tax) in June 2003 for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs;

    a one-time $21.3 million net-of-tax cumulative effect of accounting change in 2003 due to the implementation of SFAS 143;

    increased miscellaneous income resulting from a revision of the decommissioning liability for River Bend, as discussed below;

    increased miscellaneous income resulting from a reduction in the loss provision for an environmental clean-up site; and

    decreased interest charges on long-term debt.

The increase was partially offset by increased other operation and maintenance expenses.

Net Revenue

Third Quarter 2004 Compared to Third Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the third quarter of 2004 to the third quarter of 2003.

Amount
(In Millions)

2003 net revenue	$335.9
Fuel recovery revenues	(9.1)
Volume/weather	2.3
Other	0.6
2004 net revenue	$329.7

Fuel recovery revenues represent an under-recovery of fuel charges that are recovered in base rates.

The volume/weather variance resulted from increased usage of 475 GWh in the industrial and commercial sectors and the effect of more favorable weather in the Texas jurisdiction compared to the same period in 2003.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $51.7 million in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to an increase in the market price of natural gas and increases in electric generation and power purchases.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Amount
(In Millions)

2003 net revenue	$884.8
Net wholesale revenue	13.2
Volume/weather	8.1
Fuel recovery revenues	(13.5)
Other	(3.8)
2004 net revenue	$888.8

The net wholesale revenue variance resulted from increased volume and higher pricing associated with sales to municipal and co-op customers and affiliated systems.

The volume/weather variance resulted from increased usage of 881 GWh in the industrial and commercial sectors, partially offset by decreased residential usage due to the effect of milder weather on billed sales as compared to the same period in 2003.

Fuel recovery revenues represent an under-recovery of fuel charges that are recovered in base rates.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $92.7 million in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to increased recovery of deferred fuel due to higher fuel rates, an increase in electric generation, and increases in the market prices of natural gas and purchased power.

Other regulatory credits increased primarily due to the amortization in 2003 of deferred capacity charges for the summer of 2001compared to the absence of amortization in 2004. The amortization of these charges began in June 2002 and ended in May 2003.

Other Income Statement Variances

Third Quarter 2004 Compared to Third Quarter 2003

Other operation and maintenance expenses increased primarily due to:

    an increase of $4.4 million in benefits costs; and

    an increase of $1.8 million due to uncollectible accounts expense.

Miscellaneous income - net increased $25.3 million primarily due to a revision to the estimated decommissioning cost liability for River Bend in accordance with a new decommissioning cost study that reflected a life extension for the plant. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million.

Interest on long-term debt decreased $10.1 million primarily due to the financing program and debt restructuring implemented in 2003, which resulted in extended maturities and lowered interest rates in Entergy Gulf States' debt portfolio.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Other operation and maintenance expenses increased primarily due to:

    an increase of $8.2 million in benefits costs; and

    an increase of $3.9 million in customer service support costs.

This was partially offset by a decrease of $4.9 million in lower nuclear material and labor costs due to a reduction in staff in 2004.

Miscellaneous income - net increased $147.2 million primarily due to:

    the $107.7 million accrual in June 2003 for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs.

    the River Bend decommissioning cost liability revision discussed above; and

    a reduction in the loss provision of approximately $10 million related to an environmental clean-up site.

Interest on long-term debt decreased $19.3 million primarily due to the financing program and debt restructuring implemented in 2003, which resulted in extended maturities and lowered interest rates in Entergy Gulf States' debt portfolio.

Income Taxes

The effective income tax rates for the third quarters of 2004 and 2003 were 38.1% and 31.3%, respectively. The difference in the effective income tax rate for the third quarter of 2004 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits. The difference in the third quarter 2003 effective income tax rate versus the federal statutory rate of 35% is primarily due to a downward revision in the estimate of federal income tax expense and flow-through book and tax differences.

The effective income tax rates for the nine months ended September 30, 2004 and 2003 were 36.8% and 21.8%, respectively. The difference in the effective income tax rate for the nine months ended September 30, 2004 versus the federal statutory rate of 35% is primarily due to state income taxes, partially offset by the amortization of investment tax credits. The difference in the effective income tax rate for the nine months ended September 30, 2003 versus the federal statutory rate of 35% is primarily due to the flow-through effect of book and tax differences, investment tax credit amortization, and a downward revision in the estimate of federal income tax expense.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$206,030	$318,404

Cash flow provided by (used in):
Operating activities	503,662	219,812
Investing activities	(263,690)	(331,480)
Financing activities	(434,920)	(79,052)
Net decrease in cash and cash equivalents	(194,948)	(190,720)

Cash and cash equivalents at end of period	$11,082	$127,684

Operating Activities

Cash flow from operations increased $283.9 million in the nine months ended September 30, 2004 compared to the same period of 2003 primarily due to money pool activity which provided $170.1 million of Entergy Gulf States' operating cash flows for the nine months ended September 30, 2004 compared to using $46.6 million for the nine months ended September 30, 2003. Also contributing to the increase was decreased vendor payments. Entergy Gulf States' receivables from or (payables to) the money pool were as follows:

September 30, 2004	December 31, 2003	September 30, 2003	December 31, 2002
(In Thousands)

($100,722)	$69,354	$64,773	$18,131

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities decreased $67.8 million for the nine months ended September 30, 2004 compared to the same period of 2003 primarily due to a $40.9 million decrease in under-recovered fuel and purchased power expenses in Texas that have been deferred and are being collected over a period greater than twelve months. See Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for fuel costs. Also contributing to the decrease in cash used in investing activities was the net change in other temporary investments of $31.9 million.

Financing Activities

Net cash used in financing activities increased $355.9 million in the nine months ended September 30, 2004 compared to the same period of 2003 primarily due to the net redemption of $338.6 million more in long-term debt in 2004 as well as increased common stock dividend payments of $17.4 million.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

In April 2004, Entergy Gulf States retired, at maturity, $292 million of 8.25% Series First Mortgage Bonds due April 1, 2004, using cash on hand and internally generated funds.

In September 2004, Entergy Gulf States purchased its $62 million 5.65% Series tax-exempt bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time. Entergy Gulf States used a combination of cash on hand and short-term borrowing to buy-in the bonds.

In October 2004, Entergy Gulf States issued $200 million 4.875% Series of First Mortgage Bonds due November 1, 2011. Entergy Gulf States plans to use the proceeds to redeem, prior to maturity, $200 million 5.2% Series of First Mortgage Bonds due December 3, 2007.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of transition to retail competition, state and local regulatory risks, System Agreement proceedings, industrial, commercial, and wholesale customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

Rate Proceedings

In June 2004, Entergy Gulf States and Entergy Louisiana filed a proposed settlement with the LPSC that would resolve, among other dockets, Entergy Gulf States' ninth post-merger analysis and dockets established to consider issues concerning the companies' power purchases for the summers of 2001, 2002, and 2003. The proposed settlement included an offer to refund approximately $64 million to Entergy Gulf States' Louisiana customers and $1 million to Entergy Louisiana's customers, with no change in either company's current base rates.  The settlement also proposed a formula rate plan for Entergy Gulf States' Louisiana operations. At its September 2004 Business and Executive Session, the LPSC consolidated various dockets that were the subject of proposed settlement. The LPSC directed its staff to preside over settlement discussions and to submit any proposed settlement to the LPSC for its consideration.

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. Entergy Gulf States is also seeking approval of certain proposed rate design, rate schedule and policy changes. A procedural schedule has not been established.

Transition to Retail Competition

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT determined, among other things, that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. After a hearing held in June 2004 on the merits, in July 2004 the PUCT denied Entergy's application to certify Entergy's transmission organization as an independent organization under Texas law. In its order, the PUCT also ordered: the cessation of efforts to develop an interim solution for retail open access in Entergy Gulf States' Texas service territory, termination of the pilot project in that territory, and a delay in retail open access in that territory until either a FERC-approved RTO is in place or some other independent transmission entity is certified under Texas law. Several parties filed motions for rehearing on the termination of the pilot program aspect of the order, claiming the issue was not properly a part of the proceeding. The PUCT denied the motions for rehearing in September 2004.

In view of the PUCT order of delay in retail open access in the Texas service territory, Entergy Gulf States filed a retail electric rate case and fuel reconciliation proceeding with the PUCT in August 2004 seeking the following:

  approval of a base rate increase of $42.6 million annually for the Texas retail jurisdiction;

  approval to implement a $14.1 million per year rider to recover, over a 15-year period, $110.9 million of incurred costs related to its efforts to transition to a competitive retail market in accordance with the Texas restructuring law;

  proposed $11.3 million franchise fee rider to recover payments to municipalities charging such fees; and

  a requested return on equity of 11.5%.

In addition, Entergy Gulf States' fuel reconciliation filing made in conjunction with the base rate case seeks to reconcile approximately $288 million in fuel and purchased power costs incurred during the period September 2003 through March 2004. Although the case was initially assigned to the State Office of Administrative Hearings, the PUCT ordered that the case be returned to the PUCT. The PUCT requested that the parties submit briefs addressing threshold issues related to whether Entergy Gulf States has the right to file a base rate case and what relief is available, if the PUCT were to determine that Entergy Gulf States' base rates are subject to the rate freeze imposed in December 2001 in connection with the market readiness docket initiated by the PUCT Staff. The PUCT considered these issues in September 2004. In October 2004, the PUCT issued a written order in which it dismissed the rate case indicating that Entergy Gulf States is still subject to a rate freeze based on an agreement in 2001 stipulating that a rate freeze would remain in effect until retail open access commenced in Entergy Gulf States' service territory. Entergy Gulf States intends to file a motion for rehearing and intends to pursue other available remedies.

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of the Entergy Gulf States business separation proceeding at the LPSC. In September 2004, a status conference was held before an ALJ in joint proceedings before the LPSC concerning the proposed jurisdictional separation of Entergy Gulf States. In the status conference, the LPSC staff asserted that uncertainty with respect to retail open access in Texas should not control whether or when the LPSC should require the jurisdictional separation of Entergy Gulf States and recommended that an investigation concerning the proposed jurisdictional separation proceed. A procedural schedule was established and hearings are expected to begin in June 2005. In October 2004, Entergy Gulf States filed a preliminary methodology that could be used to separate Entergy Gulf States into two vertically integrated companies, should its regulators determine that this is in the public interest.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at the FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; resource planning for the Entergy System would be impeded if the Initial Decision were adopted; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex that they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the full costs of the Vidalia project should be included in Entergy Louisiana's production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

As reported in the Form 10-K, if the FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in the total production costs the FERC allocates to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in the total production costs the FERC allocates to companies whose costs currently are projected to exceed that average.   If the FERC adopts the ALJ's Initial Decision, the amount of production costs that would be reallocated among the domestic utility companies would be determined through consideration of each domestic utility company's relative total production cost expressed as a percentage of Entergy System average total production cost. The ALJ's Initial Decision would reallocate production costs of the domestic utility companies whose percent of Entergy System average production cost are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production cost to domestic utility companies whose production costs are above Entergy System average production cost.

An assessment of the potential effects of the ALJ's Initial Decision requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average gas prices have varied significantly over recent years, ranging from $1.92/mmBtu to $5.48/mmBtu for the 1994-2003 period, and averaging $2.99/mmBtu during the ten-year period 1994-2003 and $3.77/mmBtu during the five-year period 1999-2003.  Recent market conditions have resulted in gas prices that have averaged $5.58/MMBtu for the twelve months ended September 2004. Based upon analyses considering the effect on future production costs if the FERC adopts the ALJ's Initial Decision, the following potential annual production cost reallocations among the domestic utility companies could result assuming annual average gas prices range from $6.39/mmBtu in 2005 declining to $4.97/mmBtu by 2009:

	Range of Annual Payments or (Receipts)	Average Annual Payments or (Receipts) for 2005-2009 Period
	(In Millions)	(In Millions)

Entergy Arkansas	$154 to $281	$215
Entergy Gulf States	($130) to ($15)	($63)
Entergy Louisiana	($199) to ($98)	($141)
Entergy Mississippi	($16) to $8	$1
Entergy New Orleans	($17) to ($5)	($12)

Management believes that any changes in the allocation of production costs resulting from a FERC decision and related retail proceedings should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding at the FERC will have a material effect on the financial condition of any of the domestic utility companies, although the outcome of the FERC proceeding and related retail proceedings cannot be predicted at this time.

Entergy Arkansas filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with the FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before the FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at the FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by the FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established in these APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed to state court the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied. In August 2004, Entergy New Orleans and Entergy Louisiana, as well as the named third party defendants, filed pleadings objecting to the City Council's third party demand and counterclaim on various grounds, including federal preemption.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, the application of SFAS 71, and pension and other postretirement costs.

Nuclear Decommissioning Costs

In the third quarter of 2004, Entergy Gulf States recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for River Bend that reflected a life extension for the plant. The revised estimate resulted in a $116.8 million reduction in decommissioning liability, along with a $31.3 million reduction in utility plant, a $40.1 million reduction in the related regulatory asset and a regulatory liability of $17.7 million. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million.

ENTERGY GULF STATES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$831,377	$769,326	$2,118,031	$2,015,330
Natural gas	9,253	7,856	46,908	46,841
TOTAL	840,630	777,182	2,164,939	2,062,171

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	249,603	193,692	559,277	516,656
Purchased power	263,553	251,372	725,610	661,697
Nuclear refueling outage expenses	4,503	3,193	10,868	10,852
Other operation and maintenance	110,564	101,435	314,198	304,008
Decommissioning	3,867	3,567	11,395	10,701
Taxes other than income taxes	31,001	31,612	88,058	90,414
Depreciation and amortization	51,924	50,039	146,253	147,941
Other regulatory credits - net	(2,223)	(3,791)	(8,701)	(1,004)
TOTAL	712,792	631,119	1,846,958	1,741,265

OPERATING INCOME	127,838	146,063	317,981	320,906

OTHER INCOME
Allowance for equity funds used during construction	4,140	4,084	9,187	10,258
Interest and dividend income	3,058	6,215	10,079	15,182
Miscellaneous - net	26,284	990	38,780	(108,380)
TOTAL	33,482	11,289	58,046	(82,940)

INTEREST AND OTHER CHARGES
Interest on long-term debt	29,361	39,433	93,900	113,209
Other interest - net	1,822	1,477	4,542	4,785
Allowance for borrowed funds used during construction	(3,076)	(3,410)	(6,843)	(8,651)
TOTAL	28,107	37,500	91,599	109,343

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	133,213	119,852	284,428	128,623

Income taxes	50,757	37,569	104,653	33,339

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	82,456	82,283	179,775	95,284

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (net of income taxes of $12,713)	-	-	-	(21,333)

NET INCOME	82,456	82,283	179,775	73,951

Preferred dividend requirements and other	1,097	1,170	3,370	3,551

EARNINGS APPLICABLE TO
COMMON STOCK	$81,359	$81,113	$176,405	$70,400

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$179,775	$73,951
Noncash items included in net income:
Reserve for regulatory adjustments	12,406	(9,806)
Other regulatory credits	(8,701)	(1,004)
Depreciation, amortization, and decommissioning	157,648	158,642
Deferred income taxes and investment tax credits	21,796	(18,240)
Cumulative effect of accounting change	-	21,333
Changes in working capital:
Receivables	(73,723)	(141,817)
Fuel inventory	3,934	(5,058)
Accounts payable	90,932	(88,109)
Taxes accrued	117,049	72,234
Interest accrued	(4,386)	5,020
Deferred fuel costs	57,680	30,253
Other working capital accounts	5,852	12,353
Provision for estimated losses and reserves	(12,253)	108,196
Changes in other regulatory assets	(2,427)	27,253
Other	(41,920)	(25,389)
Net cash flow provided by operating activities	503,662	219,812

INVESTING ACTIVITIES
Construction expenditures	(241,828)	(234,689)
Allowance for equity funds used during construction	9,187	10,258
Nuclear fuel purchases	(12,551)	(39,959)
Proceeds from sale/leaseback of nuclear fuel	12,549	38,029
Decommissioning trust contributions and realized
change in trust assets	(8,700)	(9,862)
Changes in other temporary investments - net	23,579	(8,403)
Other regulatory investments	(45,926)	(86,854)
Net cash flow used in investing activities	(263,690)	(331,480)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	1,032,778
Retirement of long-term debt	(354,000)	(1,048,129)
Redemption of preferred stock	(3,450)	(3,450)
Dividends paid:
Common stock	(74,100)	(56,700)
Preferred stock	(3,370)	(3,551)
Net cash flow used in financing activities	(434,920)	(79,052)

Net decrease in cash and cash equivalents	(194,948)	(190,720)

Cash and cash equivalents at beginning of period	206,030	318,404

Cash and cash equivalents at end of period	$11,082	$127,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$97,688	$108,423
Income taxes	-	($5,180)

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$10,139	$20,754
Temporary cash investments - at cost,
which approximates market	943	185,276
Total cash and cash equivalents	11,082	206,030
Other temporary investments	-	23,579
Accounts receivable:
Customer	177,844	115,729
Allowance for doubtful accounts	(4,578)	(4,856)
Associated companies	19,536	76,726
Other	65,202	27,243
Accrued unbilled revenues	145,003	114,442
Total accounts receivable	403,007	329,284
Deferred fuel costs	106,695	118,449
Accumulated deferred income taxes	10,952	6,116
Fuel inventory - at average cost	46,929	50,863
Materials and supplies - at average cost	107,262	99,357
Prepayments and other	27,605	51,236
TOTAL	713,532	884,914

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	281,745	267,917
Non-utility property - at cost (less accumulated depreciation)	92,224	139,911
Other	21,965	21,852
TOTAL	395,934	429,680

UTILITY PLANT
Electric	8,346,214	8,208,394
Property under capital lease	1,858	11,009
Natural gas	76,769	69,180
Construction work in progress	311,628	325,888
Nuclear fuel under capital lease	74,358	63,684
TOTAL UTILITY PLANT	8,810,827	8,678,155
Less - accumulated depreciation and amortization	4,020,113	3,953,275
UTILITY PLANT - NET	4,790,714	4,724,880

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	442,121	442,062
Other regulatory assets	281,745	320,363
Long-term receivables	24,648	19,375
Other	38,430	33,588
TOTAL	786,944	815,388

TOTAL ASSETS	$6,687,124	$6,854,862

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$98,000	$354,000
Accounts payable:
Associated companies	179,872	84,000
Other	151,620	156,166
Customer deposits	51,796	47,044
Taxes accrued	20,780	-
Nuclear refueling outage costs	18,126	8,238
Interest accrued	32,190	36,970
Obligations under capital leases	28,446	34,075
Other	14,020	14,755
TOTAL	594,850	735,248

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,522,000	1,422,776
Accumulated deferred investment tax credits	140,043	144,323
Obligations under capital leases	54,002	40,618
Other regulatory liabilities	36,890	13,885
Decommissioning and retirement cost liabilities	148,816	298,785
Transition to competition	79,098	79,098
Regulatory reserves	69,749	57,343
Accumulated provisions	67,253	75,868
Long-term debt	1,891,435	1,989,613
Preferred stock with sinking fund	17,402	20,852
Other	224,013	233,985
TOTAL	4,250,701	4,377,146

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2004 and 2003	114,055	114,055
Paid-in capital	1,157,484	1,157,484
Retained earnings	521,995	419,690
Accumulated other comprehensive income	712	3,912
TOTAL	1,841,573	1,742,468

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,687,124	$6,854,862

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended
	2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$483,836		$422,116

Add: Net Income	82,456	$82,456	82,283	$82,283

Deduct:
Dividends declared on common stock	43,200		39,600
Preferred dividend requirements and other	1,097	1,097	1,170	1,170
	44,297		40,770

Retained Earnings - End of period	$521,995		$463,629

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$4,168		$2,753

Net derivative instrument fair value changes
arising during the period	(3,456)	(3,456)	169	169

Balance at end of period:
Accumulated derivative instrument fair value changes	$712		$2,922
Comprehensive Income		$77,903		$81,282

	Nine Months Ended
	2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$419,690		$449,929

Add: Net Income	179,775	$179,775	73,951	$73,951

Deduct:
Dividends declared on common stock	74,100		56,700
Preferred dividend requirements and other	3,370	3,370	3,551	3,551
	77,470		60,251

Retained Earnings - End of period	$521,995		$463,629

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$3,912		$3,286

Net derivative instrument fair value changes
arising during the period	(3,200)	(3,200)	(364)	(364)

Balance at end of period:
Accumulated derivative instrument fair value changes	$712		$2,922
Comprehensive Income		$173,205		$70,036

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$297	$284	$13	5
Commercial	196	183	13	7
Industrial	263	228	35	15
Governmental	10	10	-	-
Total retail	766	705	61	9
Sales for resale
Associated companies	18	19	(1)	(5)
Non-associated companies	40	35	5	14
Other	7	10	(3)	(30)
Total	$831	$769	$62	8

Billed Electric Energy
Sales (GWh):
Residential	3,225	3,173	52	2
Commercial	2,443	2,333	110	5
Industrial	4,254	3,889	365	9
Governmental	111	115	(4)	(3)
Total retail	10,033	9,510	523	5
Sales for resale
Associated companies	617	682	(65)	(10)
Non-associated companies	653	564	89	16
Total	11,303	10,756	547	5

	Nine Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$666	$646	$20	3
Commercial	493	461	32	7
Industrial	708	640	68	11
Governmental	28	30	(2)	(7)
Total retail	1,895	1,777	118	7
Sales for resale
Associated companies	39	34	5	15
Non-associated companies	132	122	10	8
Other	52	82	(30)	(37)
Total	$2,118	$2,015	$103	5

Billed Electric Energy
Sales (GWh):
Residential	7,481	7,599	(118)	(2)
Commercial	6,290	6,147	143	2
Industrial	12,226	11,488	738	6
Governmental	325	363	(38)	(10)
Total retail	26,322	25,597	725	3
Sales for resale
Associated companies	1,167	943	224	24
Non-associated companies	2,659	2,639	20	1
Total	30,148	29,179	969	3

ENTERGY LOUISIANA, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2004 Compared to Third Quarter 2003

Net income decreased $12.4 million primarily due to decreased net revenue and increased other operation and maintenance expenses.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net income decreased $37.0 million primarily due to decreased net revenue and increased other operation and maintenance expenses, partially offset by decreased interest charges.

Net Revenue

Third Quarter 2004 Compared to Third Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter of 2004 to the third quarter of 2003.

Amount
(In Millions)

2003 net revenue	$268.4
Volume/weather	(8.9)
Other	(2.3)
2004 net revenue	$257.2

The volume/weather variance resulted primarily from the effect of milder weather on sales during the third quarter of 2004 compared to the third quarter of 2003, partially offset by increased usage of 104 GWh in the industrial sector.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $28.8 million in fuel cost recovery revenues due to higher fuel rates, partially offset by a decrease of $8.9 million due to unfavorable weather/volume, as discussed above.

Fuel and purchased power expenses increased primarily due to:

    increased recovery of deferred fuel and purchased power costs; and

    an increase in the market prices of natural gas, oil, and purchased power.

Other regulatory credits increased primarily due to the deferral in the third quarter of 2004 of $5.8 million of capacity charges related to generation resource planning as allowed by the LPSC.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Amount
(In Millions)

2003 net revenue	$758.9
Price applied to unbilled sales	(29.8)
Deferred fuel cost revisions	(29.4)
Summer capacity charges	11.8
Other	(4.0)
2004 net revenue	$707.5

The price applied to the unbilled sales variance is due to a decrease in the fuel price included in unbilled sales in 2004 caused primarily by the effect of nuclear plant outages in 2003 on average fuel costs.

The deferred fuel cost revisions variance resulted from a revised unbilled sales pricing estimate made in the first quarter of 2003 to more closely align the fuel component of that pricing with expected recoverable fuel costs.

The summer capacity charges variance is due to the amortization in 2003 of deferred capacity charges for the summer of 2001 compared to the absence of the amortization in 2004. The amortization of these capacity charges began in August 2002 and ended in July 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $87.0 million in fuel cost recovery revenues due to higher fuel rates. The increase was partially offset by the following:

    a decrease of $29.8 million in the price applied to unbilled sales, as discussed above; and

    a decrease of $22.4 million in gross wholesale revenue due to decreased sales to affiliated systems.

Fuel and purchased power expenses increased primarily due to:

    increased recovery of deferred fuel and purchased power costs; and

    an increase in the market prices of natural gas and purchased power.

Other regulatory charges decreased primarily due to:

    the amortization in 2003 of $11.8 million of deferred capacity charges, as discussed above; and

    the deferral in 2004 of $11.6 million of capacity charges related to generation resource planning as allowed by the LPSC.

Other Income Statement Variances

Third Quarter 2004 Compared to Third Quarter 2003

Other operation and maintenance expenses increased primarily due to an increase in benefit costs.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Other operation and maintenance expenses increased primarily due to:

    an increase in customer service support costs; and

    an increase in benefit costs.

Interest charges decreased primarily due to the redemption of $150 million of First Mortgage Bonds in June 2003, partially offset by the issuance of $100 million of First Mortgage Bonds in March 2004.

Income Taxes

The effective income tax rates for the third quarters of 2004 and 2003 were 38.6% and 39.4%, respectively. The effective income tax rates for the nine months ended September 30, 2004 and 2003 were 38.3% and 39.1%, respectively. The differences in the effective income tax rates for the third quarter of 2004 and the nine months ended September 30, 2004 versus the federal statutory rate of 35% are primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits. The differences in the effective income tax rates for the third quarter and nine months ended September 30, 2003 are primarily due to book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$8,787	$311,800

Cash flow provided by (used in):
Operating activities	214,798	260,919
Investing activities	(154,928)	(173,411)
Financing activities	(17,385)	(331,051)
Net increase (decrease) in cash and cash equivalents	42,485	(243,543)

Cash and cash equivalents at end of period	$51,272	$68,257

Operating Activities

Cash flow from operations decreased $46.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to money pool activity, which used $107.1 million of Entergy Louisiana's operating cash flows in the first nine months of 2004 compared to using $15.4 million in the first nine months of 2003. The decrease was partially offset by the increased collection of deferred fuel costs. Entergy Louisiana's receivables from or (payables to) the money pool were as follows:

September 30, 2004	December 31, 2003	September 30, 2003	December 31, 2002
(In Thousands)

$65,773	($41,317)	$34,260	$18,854

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Cash used by investing activities decreased $18.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to decreased spending on distribution, transmission, and nuclear projects, partially offset by increased spending at certain fossil plants.

Financing Activities

Cash used by financing activities decreased $313.7 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to:

    the issuance of $100 million of 5.5% Series First Mortgage Bonds in March 2004;
    the retirement of $150 million of 8.5% Series First Mortgage Bonds in June 2003;
    a principal payment of $14.8 million in 2004 for the Waterford Lease Obligation compared to a principal payment of $35.4 million in 2003; and
    a decrease of $43.9 million in common stock dividends paid.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. Following is an update to the information provided in the Form 10-K.

Entergy Louisiana now expects to complete the purchase of the Perryville plant in mid-2005 for $183.5 million. Therefore, Entergy Louisiana now expects to spend approximately $271 million for construction and capital investment in 2004 and approximately $559 million for construction and capital investment in 2005-2006.

In May 2004, Entergy Louisiana extended the maturity date of its 364-day credit facility from May 2004 to July 2004. In July 2004, Entergy Louisiana renewed the facility and Entergy New Orleans entered into a separate credit facility with the same lender. Both facilities will expire in April 2005. Entergy Louisiana can borrow up to $15 million and Entergy New Orleans can borrow up to $14 million under their respective credit facilities, but at no time can the total amount borrowed under these facilities by the two companies combined exceed $15 million. As of September 30, 2004, no borrowings were outstanding under these facilities.

In October 2004, Entergy Louisiana issued $70 million 6.40% Series of First Mortgage Bonds due October 1, 2034. Entergy Louisiana plans to use the proceeds to redeem in November 2004 $72.2 million 9.0% Series Junior Subordinated Deferrable Interest Debentures due 2045.

In October 2004, Entergy Louisiana issued $115 million 5.09% Series of First Mortgage Bonds due November 1, 2014. Entergy Louisiana plans to use the proceeds to redeem, prior to maturity, $115 million 6.5% Series of First Mortgage Bonds due March 1, 2008.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state rate regulation, System Agreement proceedings, industrial and commercial customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the Form 10-K.

Rate Proceedings

See "Management's Financial Discussion and Analysis - Rate Proceedings" in the Form 10-K for discussion of Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In August 2004, the LPSC Staff filed testimony in which it recommended up to a $19.5 million rate increase for Entergy Louisiana, assuming that the Perryville acquisition is approved in time for the Perryville costs to be included in rates set in this proceeding. Additional issues and updates that will be evaluated in connection with this proceeding are likely to result in revisions to the LPSC Staff's recommendation.  These issues may reduce the amount of the recommended rate increase or cause it to become a recommendation for a rate decrease. Hearings are currently set for December 2004.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at the FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; resource planning for the Entergy System would be impeded if the Initial Decision were adopted; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex that they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the full costs of the Vidalia project should be included in Entergy Louisiana's production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

As reported in the Form 10-K, if the FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in the total production costs the FERC allocates to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in the total production costs the FERC allocates to companies whose costs currently are projected to exceed that average.   If the FERC adopts the ALJ's Initial Decision, the amount of production costs that would be reallocated among the domestic utility companies would be determined through consideration of each domestic utility company's relative total production cost expressed as a percentage of Entergy System average total production cost. The ALJ's Initial Decision would reallocate production costs of the domestic utility companies whose percent of Entergy System average production cost are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production cost to domestic utility companies whose production costs are above Entergy System average production cost.

An assessment of the potential effects of the ALJ's Initial Decision requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average gas prices have varied significantly over recent years, ranging from $1.92/mmBtu to $5.48/mmBtu for the 1994-2003 period, and averaging $2.99/mmBtu during the ten-year period 1994-2003 and $3.77/mmBtu during the five-year period 1999-2003.  Recent market conditions have resulted in gas prices that have averaged $5.58/MMBtu for the twelve months ended September 2004. Based upon analyses considering the effect on future production costs if the FERC adopts the ALJ's Initial Decision, the following potential annual production cost reallocations among the domestic utility companies could result assuming annual average gas prices range from $6.39/mmBtu in 2005 declining to $4.97/mmBtu by 2009:

	Range of Annual Payments or (Receipts)	Average Annual Payments or (Receipts) for 2005-2009 Period
	(In Millions)	(In Millions)

Entergy Arkansas	$154 to $281	$215
Entergy Gulf States	($130) to ($15)	($63)
Entergy Louisiana	($199) to ($98)	($141)
Entergy Mississippi	($16) to $8	$1
Entergy New Orleans	($17) to ($5)	($12)

Management believes that any changes in the allocation of production costs resulting from a FERC decision and related retail proceedings should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding at the FERC will have a material effect on the financial condition of any of the domestic utility companies, although the outcome of the FERC proceeding and related retail proceedings cannot be predicted at this time.

Entergy Arkansas filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with the FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before the FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at the FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by the FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established in these APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed to state court the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied. In August 2004, Entergy New Orleans and Entergy Louisiana, as well as the named third party defendants, filed pleadings objecting to the City Council's third party demand and counterclaim on various grounds, including federal preemption.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs and pension and other retirement costs.

ENTERGY LOUISIANA, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$668,240	$646,503	$1,711,797	$1,678,444

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	249,879	198,955	517,543	417,953
Purchased power	173,732	184,250	509,564	500,152
Nuclear refueling outage expenses	3,500	2,745	10,132	8,235
Other operation and maintenance	90,703	85,626	262,072	250,198
Decommissioning	5,534	5,142	16,333	15,427
Taxes other than income taxes	19,262	18,240	53,595	52,754
Depreciation and amortization	51,051	48,439	145,588	143,411
Other regulatory charges (credits) - net	(12,551)	(5,126)	(22,835)	1,416
TOTAL	581,110	538,271	1,491,992	1,389,546

OPERATING INCOME	87,130	108,232	219,805	288,898

OTHER INCOME
Allowance for equity funds used during construction	2,606	1,962	5,475	5,095
Interest and dividend income	1,831	1,333	5,489	6,865
Miscellaneous - net	(531)	(871)	(387)	(2,746)
TOTAL	3,906	2,424	10,577	9,214

INTEREST AND OTHER CHARGES
Interest on long-term debt	17,655	16,036	51,991	57,686
Other interest - net	894	831	2,952	2,497
Allowance for borrowed funds used during construction	(1,569)	(1,629)	(3,450)	(3,970)
TOTAL	16,980	15,238	51,493	56,213

INCOME BEFORE INCOME TAXES	74,056	95,418	178,889	241,899

Income taxes	28,560	37,555	68,468	94,516

NET INCOME	45,496	57,863	110,421	147,383

Preferred dividend requirements and other	1,678	1,678	5,035	5,035

EARNINGS APPLICABLE TO
COMMON STOCK	$43,818	$56,185	$105,386	$142,348

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$110,421	$147,383
Noncash items included in net income:
Other regulatory charges (credits) - net	(22,835)	1,416
Depreciation, amortization, and decommissioning	161,921	158,838
Deferred income taxes and investment tax credits	12,133	786,652
Changes in working capital:
Receivables	(92,848)	(84,832)
Accounts payable	(78,456)	(23,120)
Taxes accrued	94,398	(658,113)
Interest accrued	(3,258)	(10,646)
Deferred fuel costs	35,725	(61,672)
Other working capital accounts	(2,404)	19,514
Provision for estimated losses and reserves	5,181	7,628
Changes in other regulatory assets	(12,031)	16,174
Other	6,851	(38,303)
Net cash flow provided by operating activities	214,798	260,919

INVESTING ACTIVITIES
Construction expenditures	(149,184)	(162,944)
Allowance for equity funds used during construction	5,475	5,095
Nuclear fuel purchases	-	(32,241)
Proceeds from the sale/leaseback of nuclear fuel	-	32,241
Decommissioning trust contributions and realized
change in trust assets	(11,219)	(11,118)
Changes in other temporary investments	-	(4,444)
Net cash flow used in investing activities	(154,928)	(173,411)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,159	-
Retirement of long-term debt	(14,809)	(185,416)
Dividends paid:
Common stock	(96,700)	(140,600)
Preferred stock	(5,035)	(5,035)
Net cash flow used in financing activities	(17,385)	(331,051)

Net increase (decrease) in cash and cash equivalents	42,485	(243,543)

Cash and cash equivalents at beginning of period	8,787	311,800

Cash and cash equivalents at end of period	$51,272	$68,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$56,217	$47,234

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
ASSETS
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$4,178	$8,787
Temporary cash investments - at cost,
which approximates market	47,094	-
Total cash and cash equivalents	51,272	8,787
Accounts receivable:
Customer	131,486	93,393
Allowance for doubtful accounts	(3,545)	(4,487)
Associated companies	66,749	9,074
Other	6,038	12,334
Accrued unbilled revenues	140,598	138,164
Total accounts receivable	341,326	248,478
Deferred fuel costs	-	30,609
Accumulated deferred income taxes	13,899	-
Materials and supplies - at average cost	79,215	74,349
Deferred nuclear refueling outage costs	9,112	19,226
Prepayments and other	45,411	67,623
TOTAL	540,235	449,072

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	14,230	14,230
Decommissioning trust funds	165,564	151,996
Non-utility property - at cost (less accumulated depreciation)	21,208	21,307
Other	2,169	2,177
TOTAL	203,171	189,710

UTILITY PLANT
Electric	5,967,419	5,836,914
Property under capital lease	250,102	250,102
Construction work in progress	150,273	172,405
Nuclear fuel under capital lease	40,073	65,066
TOTAL UTILITY PLANT	6,407,867	6,324,487
Less - accumulated depreciation and amortization	2,786,871	2,686,778
UTILITY PLANT - NET	3,620,996	3,637,709

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	157,602	156,111
Other regulatory assets	234,659	217,689
Long-term receivables	10,140	1,511
Other	22,113	22,737
TOTAL	424,514	398,048

TOTAL ASSETS	$4,788,916	$4,674,539

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$55,000	$14,809
Accounts payable:
Associated companies	40,535	101,191
Other	104,075	121,875
Customer deposits	63,909	61,215
Accumulated deferred income taxes	-	566
Interest accrued	16,971	20,229
Deferred fuel costs	5,116	-
Obligations under capital leases	35,506	35,506
Other	6,987	5,110
TOTAL	328,099	360,501

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,818,503	1,728,156
Accumulated deferred investment tax credits	97,412	101,258
Obligations under capital leases	4,567	29,560
Other regulatory liabilities	16,610	12,204
Decommissioning and retirement cost liabilities	372,148	352,120
Accumulated provisions	91,715	86,534
Long-term debt	932,739	887,687
Other	49,899	47,981
TOTAL	3,383,593	3,245,500

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	100,500	100,500
Common stock, no par value, authorized 250,000,000
shares; issued 165,173,180 shares in 2004 and 2003	1,088,900	1,088,900
Capital stock expense and other	(1,718)	(1,718)
Retained earnings	9,542	856
Less - treasury stock, at cost (18,202,573 shares in 2004 and 2003)	120,000	120,000
TOTAL	1,077,224	1,068,538

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,788,916	$4,674,539

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$266	$251	$15	6
Commercial	149	138	11	8
Industrial	212	199	13	7
Governmental	10	12	(2)	(17)
Total retail	637	600	37	6
Sales for resale
Associated companies	38	38	-	-
Non-associated companies	3	4	(1)	(25)
Other	(10)	5	(15)	(300)
Total	$668	$647	$21	3

Billed Electric Energy
Sales (GWh):
Residential	2,907	2,811	96	3
Commercial	1,684	1,611	73	5
Industrial	3,430	3,326	104	3
Governmental	115	135	(20)	(15)
Total retail	8,136	7,883	253	3
Sales for resale
Associated companies	483	533	(50)	(9)
Non-associated companies	43	44	(1)	(2)
Total	8,662	8,460	202	2

	Nine Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$598	$575	$23	4
Commercial	380	356	24	7
Industrial	589	541	48	9
Governmental	28	32	(4)	(13)
Total retail	1,595	1,504	91	6
Sales for resale
Associated companies	75	98	(23)	(23)
Non-associated companies	10	10	-	-
Other	32	66	(34)	(52)
Total	$1,712	$1,678	$34	2

Billed Electric Energy
Sales (GWh):
Residential	6,802	6,847	(45)	(1)
Commercial	4,324	4,230	94	2
Industrial	9,836	9,668	168	2
Governmental	328	390	(62)	(16)
Total retail	21,290	21,135	155	1
Sales for resale
Associated companies	905	1,321	(416)	(31)
Non-associated companies	147	113	34	30
Total	22,342	22,569	(227)	(1)

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2004 Compared to Third Quarter 2003

Net income increased $2.1 million primarily due to increased net revenue, partially offset by an increase in other operation and maintenance expenses.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net income decreased $3.2 million primarily due to increases in other operation and maintenance expenses and taxes other than income taxes, partially offset by increases in net revenue and interest and dividend income.

Net Revenue

Third Quarter 2004 Compared to Third Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges. Following is an analysis of the change in net revenue comparing the third quarter of 2004 to the third quarter of 2003.

Amount
(In Millions)

2003 net revenue	$124.6
Price applied to unbilled sales	4.4
Net wholesale revenue	3.5
Volume/weather	(2.2)
Other	0.6
2004 net revenue	$130.9

The price applied to unbilled sales variance resulted primarily from an increase in Grand Gulf price applied to unbilled sales.

The net wholesale revenue variance resulted from increased net generation resulting in more energy available for resale sales, partially offset by a decrease in the average price of energy supplied to affiliated sales.

The volume/weather variance resulted primarily from decreased usage due to the effect of milder weather on sales as compared to the same period in 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to an increase in fuel cost recovery revenues due to higher fuel rates, along with net revenue items described above. This increase was partially offset by a decrease of $6.3 million in Grand Gulf revenue as a result of the cessation of the Grand Gulf Accelerated Tariff in July 2003.

Fuel and purchased power expenses increased primarily due to increased recovery of fuel and purchased power costs.

Other regulatory charges decreased as a result of decreased recovery of deferred capacity charges related to the Grand Gulf rate rider.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Amount
(In Millions)

2003 net revenue	$329.5
Net wholesale revenue	2.4
Volume/weather	2.0
Other	1.0
2004 net revenue	$334.9

The net wholesale revenue variance resulted from an increase in energy available for resale sales, partially offset by a decrease in the average price of energy supplied for affiliated sales.

The volume/weather variance resulted from an increase in weather-adjusted usage of 117 GWh, partially offset by the effect of milder weather on billed sales.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $130.4 million in fuel cost recovery revenues due to higher fuel rates, along with the net revenue items described above. This increase was partially offset by a decrease of $39.3 million in Grand Gulf revenue as a result of the cessation of the Grand Gulf Accelerated Tariff in July 2003.

Fuel and purchased power expenses increased primarily due to an increase in recovery of fuel and purchased power costs, an increase in electric net generation, and an increase in the market prices of natural gas, oil, and non-associated purchased power.

Other Income Statement Variances

Third Quarter 2004 Compared to Third Quarter 2003

Other operation and maintenance expenses increased primarily due to an increase of $1.4 million in plant maintenance expenses and an increase of $1.0 million in pension costs.

Taxes other than income taxes increased primarily due to a higher assessment of ad valorem and franchise taxes compared to the same period in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Other operation and maintenance expenses increased primarily due to:

    an increase of $6.0 million in customer service costs; and

    an increase of $1.4 million in plant maintenance expenses.

Taxes other than income taxes increased primarily due to a higher assessment of ad valorem and franchise taxes compared to the same period in 2003.

Other income increased primarily due to increased interest income on the deferred fuel balance.

Interest and other charges decreased primarily due to redemption of $330 million of First Mortgage Bonds during the nine months ended September 30, 2003, partially offset by the issuance of $180 million of First Mortgage Bonds during the nine months ended September 30, 2004.

Income Taxes

The effective income tax rates for the third quarters of 2004 and 2003 were 36.7% and 39.5%, respectively. The effective income tax rates for the nine months ended September 30, 2004 and 2003 were 36.2% and 37.3%, respectively.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$63,838	$147,721

Cash flow provided by (used in):
Operating activities	123,086	131,932
Investing activities	(102,830)	(198,306)
Financing activities	(51,813)	(66,701)
Net decrease in cash and cash equivalents	(31,557)	(133,075)

Cash and cash equivalents at end of period	$32,281	$14,646

Operating Activities

Cash flow from operations decreased $8.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to money pool activities, partially offset by increased recovery of deferred fuel and purchased power costs.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

September 30, 2004	December 31, 2003	September 30, 2003	December 31, 2002
(In Thousands)

$39,510	$22,076	($19,277)	$8,702

Money pool activity used $17.4 million of Entergy Mississippi's cash flow for the nine months ended September 30, 2004 compared to providing $28 million for the nine months ended September 30, 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities decreased $95.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to cash used in 2003 for other regulatory investments of $72.6 million as a result of under-recovered fuel and purchased power costs. Also contributing to the decrease in cash used was decreased capital expenditures of $15 million and other temporary investment of $7.5 million that provided cash upon maturity.

Financing Activities

Net cash used in financing activities decreased $14.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to a $25 million draw on Entergy Mississippi's short-term bank credit facility, partially offset by increased dividends paid.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Mississippi issued $180 million of First Mortgage Bonds in 2004 as follows:

Issue Date	Description	Maturity	Amount
			(In Thousands)

April 2004	6.25% Series	April 2034	$100,000
April 2004	4.65% Series	May 2011	80,000
			$180,000

In September 2004, Entergy Mississippi issued $16 million of Mississippi Business Finance Corporation 4.60% Series Pollution Control Revenue Refunding Bonds (Entergy Mississippi, Inc Project) Series 2004 due April 2022. The proceeds from this issuance were used to redeem, prior to maturity, $7.9 million of 7.0% Series Washington County Bonds due April 2022 and $8.1 million of 7.0% Series Warren County Bonds due April 2022. The issuance is not reported in the cash flow statement because the proceeds from the issuance were placed in trust and were never held as cash by Entergy Mississippi.

Together with other available funds, proceeds from the issuances in April 2004 were used to retire or redeem the following:

Retirement Date	Description	Maturity	Amount
			(In Thousands)

May 2004	6.20% Series	May 2004	$75,000
May 2004	6.45% Series	April 2008	80,000
May 2004	7.70% Series	July 2023	60,000
			$215,000

In May 2004, Entergy Mississippi renewed its credit facility for the same amount, $25 million, which is due to expire in May 2005. The facility was fully drawn at September 30, 2004.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state and local rate regulation, System Agreement proceedings, market and credit risks, state and local regulatory risks, and litigation risks. The following are updates to the Form 10-K.

State and Local Rate Regulation

As discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, Entergy Mississippi made its anticipated formula rate plan filing with the MPSC in March 2004 based on a 2003 test year. In April 2004, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi that provides for no change in rates based on an adjusted return on common equity midpoint of 10.77%, establishing an allowed annual regulatory earnings range of 9.5% to 12.1%.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at the FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; resource planning for the Entergy System would be impeded if the Initial Decision were adopted; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex that they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the full costs of the Vidalia project should be included in Entergy Louisiana's production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

As reported in the Form 10-K, if the FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in the total production costs the FERC allocates to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in the total production costs the FERC allocates to companies whose costs currently are projected to exceed that average.   If the FERC adopts the ALJ's Initial Decision, the amount of production costs that would be reallocated among the domestic utility companies would be determined through consideration of each domestic utility company's relative total production cost expressed as a percentage of Entergy System average total production cost. The ALJ's Initial Decision would reallocate production costs of the domestic utility companies whose percent of Entergy System average production cost are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production cost to domestic utility companies whose production costs are above Entergy System average production cost.

An assessment of the potential effects of the ALJ's Initial Decision requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average gas prices have varied significantly over recent years, ranging from $1.92/mmBtu to $5.48/mmBtu for the 1994-2003 period, and averaging $2.99/mmBtu during the ten-year period 1994-2003 and $3.77/mmBtu during the five-year period 1999-2003.  Recent market conditions have resulted in gas prices that have averaged $5.58/MMBtu for the twelve months ended September 2004. Based upon analyses considering the effect on future production costs if the FERC adopts the ALJ's Initial Decision, the following potential annual production cost reallocations among the domestic utility companies could result assuming annual average gas prices range from $6.39/mmBtu in 2005 declining to $4.97/mmBtu by 2009:

	Range of Annual Payments or (Receipts)	Average Annual Payments or (Receipts) for 2005-2009 Period
	(In Millions)	(In Millions)

Entergy Arkansas	$154 to $281	$215
Entergy Gulf States	($130) to ($15)	($63)
Entergy Louisiana	($199) to ($98)	($141)
Entergy Mississippi	($16) to $8	$1
Entergy New Orleans	($17) to ($5)	($12)

Management believes that any changes in the allocation of production costs resulting from a FERC decision and related retail proceedings should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding at the FERC will have a material effect on the financial condition of any of the domestic utility companies, although the outcome of the FERC proceeding and related retail proceedings cannot be predicted at this time.

Entergy Arkansas filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with the FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before the FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at the FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by the FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established in these APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed to state court the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied. In August 2004, Entergy New Orleans and Entergy Louisiana, as well as the named third party defendants, filed pleadings objecting to the City Council's third party demand and counterclaim on various grounds, including federal preemption.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for pension and other retirement costs.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$390,337	$309,739	$916,740	$799,007

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	122,086	36,565	254,432	98,954
Purchased power	132,108	135,781	325,401	357,654
Other operation and maintenance	46,590	42,108	128,473	119,669
Taxes other than income taxes	14,919	12,704	41,481	35,686
Depreciation and amortization	17,388	16,619	48,013	46,230
Other regulatory charges-net	5,243	12,789	2,055	12,920
TOTAL	338,334	256,566	799,855	671,113

OPERATING INCOME	52,003	53,173	116,885	127,894

OTHER INCOME
Allowance for equity funds used during construction	1,503	978	3,137	2,785
Interest and dividend income	459	70	2,004	641
Miscellaneous - net	(568)	(610)	(1,044)	(1,962)
TOTAL	1,394	438	4,097	1,464

INTEREST AND OTHER CHARGES
Interest on long-term debt	9,855	10,984	31,831	32,940
Other interest - net	573	791	1,513	2,425
Allowance for borrowed funds used during construction	(1,043)	(832)	(2,245)	(2,435)
TOTAL	9,385	10,943	31,099	32,930

INCOME BEFORE INCOME TAXES	44,012	42,668	89,883	96,428

Income taxes	16,139	16,864	32,564	35,958

NET INCOME	27,873	25,804	57,319	60,470

Preferred dividend requirements and other	842	842	2,527	2,527

EARNINGS APPLICABLE TO
COMMON STOCK	$27,031	$24,962	$54,792	$57,943

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	57,319	$60,469
Noncash items included in net income:
Other regulatory charges - net	2,055	12,920
Depreciation and amortization	48,013	46,230
Deferred income taxes and investment tax credits	42,127	31,035
Allowance for equity funds used during construction	(3,137)	(2,785)
Changes in working capital:
Receivables	(66,227)	(31,242)
Fuel inventory	(727)	79
Accounts payable	(8,617)	(3,003)
Taxes accrued	(15,385)	(26)
Interest accrued	2,380	(3,933)
Deferred fuel costs	72,173	9,856
Other working capital accounts	(15,115)	17,992
Provision for estimated losses and reserves	(794)	1,251
Changes in other regulatory assets	(138)	8,388
Other	9,159	(15,299)
Net cash flow provided by operating activities	123,086	131,932

INVESTING ACTIVITIES
Construction expenditures	(113,473)	(128,521)
Allowance for equity funds used during construction	3,137	2,785
Changes in other temporary investments - net	7,506	-
Other regulatory investments	-	(72,570)
Net cash flow used in investing activities	(102,830)	(198,306)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	178,550	292,426
Retirement of long-term debt	(218,136)	(330,000)
Changes in credit borrowings	25,000	-
Dividends paid:
Common stock	(34,700)	(26,600)
Preferred stock	(2,527)	(2,527)
Net cash flow used in financing activities	(51,813)	(66,701)

Net decrease in cash and cash equivalents	(31,557)	(133,075)

Cash and cash equivalents at beginning of period	63,838	147,721

Cash and cash equivalents at end of period	$32,281	$14,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$31,765	$37,534
Income taxes	$2,950	($2,169)

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,992	$6,381
Temporary cash investment - at cost,
which approximates market	28,289	57,457
Total cash and cash equivalents	32,281	63,838
Other temporary investments	-	7,506
Accounts receivable:
Customer	105,576	59,729
Allowance for doubtful accounts	(1,592)	(1,375)
Associated companies	41,195	25,935
Other	5,728	6,400
Accrued unbilled revenues	37,218	31,209
Total accounts receivable	188,125	121,898
Deferred fuel costs	16,905	89,078
Accumulated deferred income taxes	19,373	-
Fuel inventory - at average cost	5,804	5,077
Materials and supplies - at average cost	18,660	17,682
Prepayments and other	27,617	9,583
TOTAL	308,765	314,662

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,466	6,466
TOTAL	11,997	11,997

UTILITY PLANT
Electric	2,354,001	2,243,852
Property under capital lease	105	136
Construction work in progress	94,938	108,829
TOTAL UTILITY PLANT	2,449,044	2,352,817
Less - accumulated depreciation and amortization	873,161	837,492
UTILITY PLANT - NET	1,575,883	1,515,325

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	23,740	28,964
Other regulatory assets	68,893	58,287
Long-term receivable	4,752	-
Other	24,224	20,064
TOTAL	121,609	107,315

TOTAL ASSETS	$2,018,254	$1,949,299

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$75,000
Notes payable	25,000	-
Accounts payable:
Associated companies	68,078	62,705
Other	14,222	28,212
Customer deposits	36,110	33,861
Taxes accrued	49,357	39,041
Accumulated deferred income taxes	-	7,120
Interest accrued	16,152	13,772
Obligations under capital leases	36	41
Other	4,215	2,567
TOTAL	213,170	262,319

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	423,451	385,395
Accumulated deferred investment tax credits	14,038	15,092
Obligations under capital leases	69	95
Accumulated provisions	6,082	6,876
Long-term debt	711,085	654,956
Other	65,783	60,082
TOTAL	1,220,508	1,122,496

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2004 and 2003	199,326	199,326
Capital stock expense and other	(59)	(59)
Retained earnings	334,928	314,836
TOTAL	584,576	564,484

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,018,254	$1,949,299

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$ 167	$ 143	$ 24	17
Commercial	124	100	24	24
Industrial	59	43	16	37
Governmental	11	9	2	22
Total retail	361	295	66	22
Sales for resale
Associated companies	13	3	10	333
Non-associated companies	10	7	3	43
Other	6	5	1	20
Total	$ 390	$ 310	$80	26

Billed Electric Energy
Sales (GWh):
Residential	1,658	1,731	(73)	(4)
Commercial	1,330	1,341	(11)	(1)
Industrial	773	779	(6)	(1)
Governmental	114	112	2	2
Total retail	3,875	3,963	(88)	(2)
Sales for resale
Associated companies	107	-	107	-
Non-associated companies	132	117	15	13
Total	4,114	4,080	34	1

	Nine Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$ 363	$ 327	$ 36	11
Commercial	297	260	37	14
Industrial	150	128	22	17
Governmental	29	24	5	21
Total retail	839	739	100	14
Sales for resale
Associated companies	24	12	12	100
Non-associated companies	22	17	5	29
Other	32	31	1	3
Total	$ 917	$ 799	$ 118	15

Billed Electric Energy
Sales (GWh):
Residential	3,956	4,047	(91)	(2)
Commercial	3,395	3,385	10	-
Industrial	2,195	2,159	36	2
Governmental	295	302	(7)	(2)
Total retail	9,841	9,893	(52)	(1)
Sales for resale
Associated companies	185	24	161	671
Non-associated companies	299	269	30	11
Total	10,325	10,186	139	1

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2004 Compared to Third Quarter 2003

Net income decreased $0.9 million primarily due to a decrease in net revenue and an increase in other operation and maintenance expense.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net income increased $13.3 million primarily due to an increase in net revenue.

Net Revenue

Third Quarter 2004 Compared to Third Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter of 2004 to the third quarter of 2003.

Amount
(In Millions)

2003 net revenue	$72.2
Volume/weather	(9.9)
2004 deferrals	7.8
Other	0.8
2004 net revenue	$70.9

The volume/weather variance resulted primarily from less favorable weather on sales during the third quarter of 2004 compared to the third quarter of 2004.

The 2004 deferral variance is due to the deferral of fossil plant maintenance and voluntary severance plan expenses in accordance with a stipulation approved by the City Council in August 2004 in connection with the formula rate plan. The stipulation allows for the recovery of these costs through the amortization of a regulatory asset. The fossil plant maintenance and voluntary severance plan costs are being amortized over a five-year period that became effective January 2003 and January 2004, respectively. The formula rate plan is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

Other regulatory credits

Other regulatory credits increased primarily due to a stipulation approved by the City Council in August 2004, as discussed above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Amount
(In Millions)

2003 net revenue	$172.8
Base rates	11.1
2004 deferrals	7.8
2004 net revenue	$191.7

The increase in base rates was effective June 2003. The rate increase is discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

The 2004 deferral variance is due to the deferral of fossil plant maintenance and voluntary severance plan expenses in accordance with a stipulation approved by the City Council in August 2004 in connection with the formula rate plan. The stipulation allows for the recovery of these costs through the amortization of a regulatory asset. The fossil plant maintenance and voluntary severance plan costs are being amortized over a five-year period that became effective January 2003 and January 2004, respectively. The formula rate plan is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $40.4 million in gross wholesale revenue as a result of increased sales to affiliates. The increase is also attributable to the increase in base rates, as mentioned above.

Fuel and purchased power expenses increased primarily due to an increase in electricity generated and power purchases.

Other regulatory credits increased primarily due to a stipulation approved by the City Council in August 2004, as discussed above.

Other Income Statement Variances

Third Quarter 2004 Compared to Third Quarter 2003

Other operation and maintenance expenses increased primarily due to increases in customer service and outside services expenses.

Interest on long-term debt decreased primarily due to long-term debt refinancing in the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The increase in miscellaneous income is primarily due to an asbestos insurance settlement in April 2004.

Other interest increased primarily due to a true-up of potential rate actions and refunds in May 2003. The true-up decreased other interest charges in 2003.

Income Taxes

The effective income tax rates for the third quarters of 2004 and 2003 were 37.8% and 41.0%, respectively. The effective income tax rates for the nine months ended September 30, 2004 and 2003 were 38.3% and 41.4%, respectively. The differences in the effective income tax rates for the periods presented versus the federal statutory rate of 35% are primarily due to book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$4,669	$66,247

Cash flow provided by (used in):
Operating activities	40,693	(7,663)
Investing activities	(34,640)	(44,256)
Financing activities	(10,686)	(3,725)
Net decrease in cash and cash equivalents	(4,633)	(55,644)

Cash and cash equivalents at end of period	$36	$10,603

Operating Activities

Entergy New Orleans provided $40.6 million of cash flow from operating activities for the nine months ended September 30, 2004 compared to using $7.7 million of cash for the nine months ended September 30, 2003 primarily due to increased net income and the timing of receivable collections.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows:

September 30, 2004	December 31, 2003	September 30, 2003	December 31, 2002
(In Thousands)

($2,147)	$1,783	($21,859)	$3,500

Money pool activity provided $3.9 million of Entergy New Orleans' operating cash flows for the nine months ended September 30, 2004 and provided $25.4 million of Entergy New Orleans' operating cash flows for the nine months ended September 30, 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities decreased $9.6 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to decreased capital expenditures related to a turbine inspection project at a fossil plant in 2003 and decreased software project costs.

Financing Activities

Net cash used in financing activities increased $7.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to:

    the issuance of $35 million of 5.60% Series First Mortgage Bonds in August 2004.

    the issuance of $40 million of 5.65% Series First Mortgage Bonds in August 2004.

    the redemption of $30 million in principal amount of 7.55% series of General and Refunding Mortgage Bonds in September 2004.

    the redemption of $45 million in principal amount of 8.00% series of General and Refunding Mortgage Bonds in September 2004.

    an increase of $2.2 million in common stock dividends paid.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

In July 2004, Entergy New Orleans entered into a credit facility and Entergy Louisiana renewed its credit facility with the same lender. Both facilities will expire in April 2005. Entergy New Orleans can borrow up to $14 million and Entergy Louisiana can borrow up to $15 million under their respective credit facilities, but at no time can the total amount borrowed by the two companies combined exceed $15 million. As of September 30, 2004, no borrowings were outstanding under these facilities.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of System Agreement proceedings, market and credit risks, state and local regulatory risks, environmental risks, and litigation risks. The following is an update to the Form 10-K.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at the FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; resource planning for the Entergy System would be impeded if the Initial Decision were adopted; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex that they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the full costs of the Vidalia project should be included in Entergy Louisiana's production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

As reported in the Form 10-K, if the FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in the total production costs the FERC allocates to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in the total production costs the FERC allocates to companies whose costs currently are projected to exceed that average.   If the FERC adopts the ALJ's Initial Decision, the amount of production costs that would be reallocated among the domestic utility companies would be determined through consideration of each domestic utility company's relative total production cost expressed as a percentage of Entergy System average total production cost. The ALJ's Initial Decision would reallocate production costs of the domestic utility companies whose percent of Entergy System average production cost are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production cost to domestic utility companies whose production costs are above Entergy System average production cost.

An assessment of the potential effects of the ALJ's Initial Decision requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average gas prices have varied significantly over recent years, ranging from $1.92/mmBtu to $5.48/mmBtu for the 1994-2003 period, and averaging $2.99/mmBtu during the ten-year period 1994-2003 and $3.77/mmBtu during the five-year period 1999-2003.  Recent market conditions have resulted in gas prices that have averaged $5.58/MMBtu for the twelve months ended September 2004. Based upon analyses considering the effect on future production costs if the FERC adopts the ALJ's Initial Decision, the following potential annual production cost reallocations among the domestic utility companies could result assuming annual average gas prices range from $6.39/mmBtu in 2005 declining to $4.97/mmBtu by 2009:

	Range of Annual Payments or (Receipts)	Average Annual Payments or (Receipts) for 2005-2009 Period
	(In Millions)	(In Millions)

Entergy Arkansas	$154 to $281	$215
Entergy Gulf States	($130) to ($15)	($63)
Entergy Louisiana	($199) to ($98)	($141)
Entergy Mississippi	($16) to $8	$1
Entergy New Orleans	($17) to ($5)	($12)

Management believes that any changes in the allocation of production costs resulting from a FERC decision and related retail proceedings should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding at the FERC will have a material effect on the financial condition of any of the domestic utility companies, although the outcome of the FERC proceeding and related retail proceedings cannot be predicted at this time.

Entergy Arkansas filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with the FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before the FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at the FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by the FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established in these APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed to state court the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied. In August 2004, Entergy New Orleans and Entergy Louisiana, as well as the named third party defendants, filed pleadings objecting to the City Council's third party demand and counterclaim on various grounds, including federal preemption.

Formula Rate Plan Filings

In conformance with the City Council's May 2003 resolution discussed in the Form 10-K, in April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the Council. The filings showed an increase in Entergy New Orleans' electric revenues of $1.15 million and an increase in Entergy New Orleans gas revenues of $32,000 were warranted. The Council Advisors and intervenors reviewed the filings, and filed their recommendations in July 2004. In August 2004, in accordance with the City Council's requirements for the formula rate plans, Entergy New Orleans made a filing with the City Council reflecting the parties' concurrence that no change in Entergy New Orleans' electric or gas rates is warranted. Later in August 2004, the City Council approved an unopposed settlement among Entergy New Orleans, the Council Advisors, and the intervenors in connection with the Gas and Electric Formula Rate Plans. In accordance with the resolution approving the settlement agreement, Entergy New Orleans' gas and electric base rates remain unchanged from levels set in May 2003. The resolution ordered Entergy New Orleans to defer $5.96 million of fossil plant maintenance expense incurred in 2003 and to record on its books a regulatory asset in that amount to be amortized over a five-year period effective January 2003. Entergy New Orleans also was ordered to defer $3.86 million relating to voluntary severance plan costs allocated to its electric operations and $0.99 million allocated to its gas operations, which amounts were accrued on its books in 2003, and to record on its books regulatory assets in those amounts to be amortized over five years effective January 2004.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for pension and other retirement costs.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$175,661	$185,741	$447,458	$405,761
Natural gas	24,375	18,010	108,682	92,961
TOTAL	200,036	203,751	556,140	498,722

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	68,210	65,182	177,799	158,025
Purchased power	68,193	65,687	192,510	169,428
Other operation and maintenance	25,691	24,251	74,242	74,687
Taxes other than income taxes	12,977	12,115	33,041	32,496
Depreciation and amortization	7,803	7,578	21,603	21,985
Other regulatory charges (credits) - net	(7,288)	708	(5,872)	(1,551)
TOTAL	175,586	175,521	493,323	455,070

OPERATING INCOME	24,450	28,230	62,817	43,652

OTHER INCOME
Allowance for equity funds used during construction	735	554	1,150	1,706
Interest and dividend income	214	152	541	506
Miscellaneous - net	(204)	(522)	608	(1,071)
TOTAL	745	184	2,299	1,141

INTEREST AND OTHER CHARGES
Interest on long-term debt	4,161	4,621	11,871	13,571
Other interest - net	426	447	1,381	(95)
Allowance for borrowed funds used during construction	(612)	(564)	(1,024)	(1,745)
TOTAL	3,975	4,504	12,228	11,731

INCOME BEFORE INCOME TAXES	21,220	23,910	52,888	33,062

Income taxes	8,031	9,792	20,266	13,691

NET INCOME	13,189	14,118	32,622	19,371

Preferred dividend requirements and other	241	241	724	724

EARNINGS APPLICABLE TO
COMMON STOCK	$12,948	$13,877	$31,898	$18,647

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)
OPERATING ACTIVITIES
Net income	$32,622	$19,370
Noncash items included in net income:
Other regulatory credits - net	(5,872)	(1,551)
Depreciation and amortization	21,603	21,985
Deferred income taxes and investment tax credits	24,261	9,371
Changes in working capital:
Receivables	(2,157)	(56,400)
Fuel inventory	(370)	(2,243)
Accounts payable	(18,859)	16,709
Taxes accrued	2,392	5,079
Interest accrued	(3,776)	(3,754)
Deferred fuel costs	9,218	(2,845)
Other working capital accounts	(7,017)	(3,658)
Provision for estimated losses and reserves	(820)	(2,163)
Changes in other regulatory assets	(5,990)	(4,524)
Other	(4,542)	(3,039)
Net cash flow provided by (used in) operating activities	40,693	(7,663)

INVESTING ACTIVITIES
Construction expenditures	(36,396)	(45,962)
Allowance for equity funds used during construction	1,150	1,706
Changes in other temporary investments - net	606	-
Net cash flow used in investing activities	(34,640)	(44,256)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	72,725	-
Retirement of long-term debt	(77,487)	-
Dividends paid:
Common stock	(5,200)	(3,001)
Preferred stock	(724)	(724)
Net cash flow used in financing activities	(10,686)	(3,725)

Net decrease in cash and cash equivalents	(4,633)	(55,644)

Cash and cash equivalents at beginning of period	4,669	66,247

Cash and cash equivalents at end of period	$36	$10,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$16,577	$16,753
Income taxes	($5,010)	-

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
September 30, 2004 and December 31, 2003
(Unaudited)

		2004	2003
		(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash		$36	$28
Temporary cash investments - at cost,
which approximates market		-	4,641
Total cash and cash equivalents		36	4,669
Other temporary investments		-	606
Accounts receivable:
Customer		63,573	44,663
Allowance for doubtful accounts		(3,365)	(3,104)
Associated companies		1,106	24,697
Other		5,950	10,057
Accrued unbilled revenues		32,319	21,113
Total accounts receivable		99,583	97,426
Accumulated deferred income taxes		833	460
Fuel inventory - at average cost		5,950	5,580
Materials and supplies - at average cost		9,994	8,660
Prepayments and other		10,356	8,050
TOTAL		126,752	125,451

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity		3,259	3,259

UTILITY PLANT
Electric		694,428	666,122
Natural gas	S	178,080	167,011
Construction work in progress		36,223	45,061
TOTAL UTILITY PLANT		908,731	878,194
Less - accumulated depreciation and amortization		436,492	420,745
UTILITY PLANT - NET		472,239	457,449

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets		36,192	27,222
Long term receivables		3,541	-
Other		11,144	6,438
TOTAL		50,877	33,660

TOTAL ASSETS		$653,127	$619,819

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2004 and December 31, 2003
(Unaudited)

		2004	2003
		(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt		$30,000	$-
Accounts payable:
Associated companies		28,685	35,008
Other		30,182	42,718
Customer deposits		16,711	15,575
Taxes accrued		3,574	-
Interest accrued		2,436	6,212
Deferred fuel costs		11,938	2,720
Energy Efficiency Program provision		6,538	6,356
Other		2,618	2,088
TOTAL		132,682	110,677

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued		59,283	39,486
Accumulated deferred investment tax credits		4,107	4,441
SFAS 109 regulatory liability - net		38,875	40,543
Other regulatory liabilities		3,541	954
Accumulated provisions		-	820
Long-term debt		199,892	229,217
Other		35,714	41,346
TOTAL		341,412	356,807

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund		19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2004
and 2003		33,744	33,744
Paid-in capital		36,294	36,294
Retained earnings		89,215	62,517
TOTAL		179,033	152,335

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$653,127	$619,819

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$71	$68	$3	4
Commercial	54	50	4	8
Industrial	11	8	3	38
Governmental	22	22	-	-
Total retail	158	148	10	7
Sales for resale
Associated companies	22	28	(6)	(21)
Other	(4)	10	(14)	(140)
Total	$176	$186	($10)	(5)

Billed Electric Energy
Sales (GWh):
Residential	761	742	19	3
Commercial	681	646	35	5
Industrial	168	106	62	58
Governmental	296	298	(2)	(1)
Total retail	1,906	1,792	114	6
Sales for resale
Associated companies	280	403	(123)	(31)
Non-associated companies	7	9	(2)	(22)
Total	2,193	2,204	(11)	-

	Nine Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$142	$144	($2)	(2)
Commercial	130	127	3	2
Industrial	25	21	4	19
Governmental	53	54	(1)	(2)
Total retail	350	346	4	1
Sales for resale
Associated companies	79	38	41	108
Non-associated companies	1	1	-	-
Other	18	21	(3)	(14)
Total	$448	$406	$42	10

Billed Electric Energy
Sales (GWh):
Residential	1,628	1,665	(37)	(2)
Commercial	1,751	1,698	53	3
Industrial	418	299	119	40
Governmental	766	775	(9)	(1)
Total retail	4,563	4,437	126	3
Sales for resale
Associated companies	1,030	527	503	95
Non-associated companies	22	23	(1)	(4)
Total	5,615	4,987	628	13

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf 1. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf 1 pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net income remained relatively unchanged for the third quarter, decreasing $1.0 million, and increased slightly by $2.6 million for the nine months ended September 30, 2004, compared to the same respective periods in 2003. The increase for the nine months ended is primarily due to an increase in rate base in 2004 resulting in higher operating income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$52,536	$113,159

Cash flow provided by (used in):
Operating activities	138,336	226,485
Investing activities	(32,739)	(222,267)
Financing activities	(96,749)	(83,475)
Net increase (decrease) in cash and cash equivalents	8,848	(79,257)

Cash and cash equivalents at end of period	$61,384	$33,902

Operating Activities

Cash flow from operations decreased $88.1 million for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to money pool activity as explained below, the cessation of the Entergy Mississippi GGART, and income tax payments of $5 million. System Energy collected $21.7 million in 2003 from Entergy Mississippi in conjunction with the GGART, which provided for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligations. The MPSC authorized the cessation of the GGART effective July 1, 2003, and System Energy has begun crediting Entergy Mississippi for the return of the prepayment. System Energy credited an additional $11.7 million in 2004 compared to 2003. See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the GGART. Partially offsetting the decrease in operating cash flows was a decrease in interest paid during 2004.

System Energy's receivables from the money pool were as follows:

September 30, 2004	December 31, 2003	September 30, 2003	December 31, 2002
(In Thousands)

$85,644	$19,064	$24,791	$7,046

Money pool activity used $66.6 million of System Energy's operating cash flows for the nine months ended September 30, 2004 and used $17.7 million for the same period in 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

The decrease of $189.5 million in net cash used in investing activities for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to cash collateral of $194 million provided in 2003. System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. System Energy replaced the letters of credit with new three-year letters of credit totaling approximately $198 million that were backed by cash collateral. In December 2003, System Energy replaced the cash-backed letters of credit with syndicated bank letters of credit that expire in May 2007. Offsetting the cash collateral provided in 2003 was an increase in construction expenditures due to the reclassification of inventory items to capital in addition to facilities upgrades projects begun in late-2003.

Financing Activities

The increase of $13.3 million in net cash used by financing activities for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to:

    $13.3 million in bond premium and costs related to System Energy refunding the bonds associated with its Grand Gulf Lease Obligation in May 2004; and

    $5 million of increased dividends paid.

The increase was partially offset by a decrease of $5 million in the January 2004 principal payment made on the Grand Gulf 1 sale-leaseback compared to the January 2003 principal payment.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of market risks, nuclear matters, litigation risks, and environmental risks.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and pension and other retirement costs.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$144,052	$141,239	$403,939	$427,988

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	10,411	11,180	27,935	31,364
Nuclear refueling outage expenses	3,087	3,264	9,604	9,430
Other operation and maintenance	26,677	22,196	71,315	68,140
Decommissioning	5,911	5,450	17,416	16,350
Taxes other than income taxes	6,504	6,203	18,660	18,887
Depreciation and amortization	36,125	28,317	88,495	80,563
Other regulatory charges (credits) - net	(4,264)	(1,162)	(6,439)	27,695
TOTAL	84,451	75,448	226,986	252,429

OPERATING INCOME	59,601	65,791	176,953	175,559

OTHER INCOME
Allowance for equity funds used during construction	328	310	1,196	842
Interest and dividend income	1,536	1,505	4,461	5,123
Miscellaneous - net	(136)	(210)	(508)	(952)
TOTAL	1,728	1,605	5,149	5,013

INTEREST AND OTHER CHARGES
Interest on long-term debt	14,361	16,799	45,550	45,873
Other interest - net	6	371	362	1,481
Allowance for borrowed funds used during construction	(107)	(184)	(387)	(361)
TOTAL	14,260	16,986	45,525	46,993

INCOME BEFORE INCOME TAXES	47,069	50,410	136,577	133,579

Income taxes	19,564	21,895	58,873	58,509

NET INCOME	$27,505	$28,515	$77,704	$75,070

See Notes to Respective Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$77,704	$75,070
Noncash items included in net income:
Other regulatory charges (credits) - net	(6,439)	27,695
Depreciation, amortization, and decommissioning	105,911	96,913
Deferred income taxes and investment tax credits	(169,859)	(24,557)
Changes in working capital:
Receivables	(61,512)	(7,870)
Accounts payable	(14,736)	(9,038)
Taxes accrued	217,522	77,814
Interest accrued	50	(20,608)
Other working capital accounts	(1,570)	(2,676)
Provision for estimated losses and reserves	(2,341)	72
Changes in other regulatory assets	21,589	29,382
Other	(27,983)	(15,712)
Net cash flow provided by operating activities	138,336	226,485

INVESTING ACTIVITIES
Construction expenditures	(25,078)	(9,705)
Allowance for equity funds used during construction	1,196	842
Nuclear fuel purchases	(45,528)	-
Proceeds from sale/leaseback of nuclear fuel	45,709	-
Decommissioning trust contributions and realized
change in trust assets	(15,520)	(15,852)
Changes in other temporary investments - net	6,482	(3,216)
Increase in other cash investments	-	(194,336)
Net cash flow used in investing activities	(32,739)	(222,267)

FINANCING ACTIVITIES
Retirement of long-term debt	(6,348)	(11,375)
Other financing activities	(13,301)	-
Dividends paid:
Common stock	(77,100)	(72,100)
Net cash flow used in financing activities	(96,749)	(83,475)

Net increase (decrease) in cash and cash equivalents	8,848	(79,257)

Cash and cash equivalents at beginning of period	52,536	113,159

Cash and cash equivalents at end of period	$61,384	$33,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$41,531	$65,053
Income taxes	$5,250	-

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$63	$2,918
Temporary cash investments - at cost,
which approximates market	61,321	49,618
Total cash and cash equivalents	61,384	52,536
Other temporary investments	-	6,482
Accounts receivable:
Associated companies	133,627	72,477
Other	2,139	1,777
Total accounts receivable	135,766	74,254
Materials and supplies - at average cost	52,415	63,047
Deferred nuclear refueling outage costs	12,550	2,979
Prepayments and other	54,447	1,031
TOTAL	316,562	200,329

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	191,937	172,916

UTILITY PLANT
Electric	3,237,006	3,205,895
Property under capital lease	466,521	466,521
Construction work in progress	24,873	31,344
Nuclear fuel under capital lease	73,036	47,242
TOTAL UTILITY PLANT	3,801,436	3,751,002
Less - accumulated depreciation and amortization	1,755,559	1,672,658
UTILITY PLANT - NET	2,045,877	2,078,344

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	98,819	115,633
Other regulatory assets	305,776	301,233
Other	14,192	12,269
TOTAL	418,787	429,135

TOTAL ASSETS	$2,973,163	$2,880,724

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
September 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$25,266	$6,348
Accounts payable - other	15,519	30,255
Taxes accrued	-	55,585
Accumulated deferred income taxes	4,657	942
Interest accrued	29,673	29,623
Obligations under capital leases	31,266	31,266
Other	1,776	1,971
TOTAL	108,157	155,990

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	422,111	290,964
Accumulated deferred investment tax credits	76,481	79,088
Obligations under capital leases	41,770	15,976
Other regulatory liabilities	214,161	213,093
Decommissioning	329,875	312,459
Accumulated provisions	1,441	3,782
Long-term debt	857,197	882,401
Other	28,130	33,735
TOTAL	1,971,166	1,831,498

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2004 and 2003	789,350	789,350
Retained earnings	104,490	103,886
TOTAL	893,840	893,236

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,973,163	$2,880,724

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

NOTES TO RESPECTIVE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Nuclear Insurance and Spent Nuclear Fuel (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, and the disposal of spent nuclear fuel associated with Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear power plants. The following are updates to the Form 10-K.

The Property Insurance Policy renewed on April 1, 2004 with the following changes: the deductibles for ANO 1 and 2, Grand Gulf 1, River Bend, and Waterford 3 increased to $5 million per occurrence for turbine/generator damage and $5 million per occurrence for other than turbine/generator damage.

Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of September 30, 2004, the maximum amount of such possible assessments per occurrence were $15.1 million for Entergy Arkansas, $11.1 million for Entergy Gulf States, $13.0 million for Entergy Louisiana, $0.06 million for Entergy Mississippi, $0.06 million for Entergy New Orleans, and $11.5 million for System Energy.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are responsible for their own spent fuel storage. Current on-site spent fuel storage capacity at Grand Gulf I, River Bend, and Waterford 3 is estimated to be sufficient until approximately 2007, 2005, and 2012, respectively, at which time dry cask storage facilities will be placed into service. An ANO storage facility using dry casks began operation in 1996, has been expanded since, and will be further expanded as needed.

Nuclear Decommissioning and Other Retirement Costs (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear decommissioning costs. SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings in the first quarter of 2003 by approximately $21 million net-of-tax as a result of a one-time cumulative effect of accounting change.

In accordance with a new decommissioning cost study for ANO 1 and 2, in the first quarter of 2004 Entergy Arkansas recorded a revision to its estimated decommissioning cost liability. The revised estimate resulted in a $107.7 million reduction in its decommissioning liability, along with a $19.5 million reduction in utility plant and an $88.2 million reduction in the related regulatory asset.

In the third quarter of 2004, Entergy Gulf States recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for River Bend that reflected a life extension for the plant. The revised estimate resulted in a $116.8 million reduction in decommissioning liability, along with a $31.3 million reduction in utility plant, a $40.1 million reduction in the related regulatory asset and a regulatory liability of $17.7 million. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million.

In accordance with ratemaking treatment and as required by SFAS 71, the depreciation provisions for the domestic utility companies and System Energy include a component for removal costs that are not asset retirement obligations under SFAS 143. In accordance with regulatory accounting principles, Entergy has recorded a regulatory asset (liability) to reflect its estimate of the difference between estimated incurred removal costs and estimated removal costs recovered in rates previously recorded as a component of accumulated depreciation.

As discussed in the Form 10-K, the Energy Policy Act of 1992 contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning (D&D) of the DOE's past uranium enrichment operations. The Energy Policy Act calls for cessation of annual D&D assessments not later than October 24, 2007. Entergy will oppose any attempts to extend the assessments past this date, but cannot state with certainty that an extension will not be made.

CashPoint Bankruptcy (Entergy Arkansas, Entergy Louisiana, Entergy Gulf States, Entergy New Orleans, and Entergy Mississippi)

The domestic utility companies entered an agreement with CashPoint Network Services (CashPoint) under which CashPoint was to manage a network of payment agents through which Entergy's utility customers could pay their bills. The payment agent system allows customers to pay their bills at various commercial or governmental locations, rather than sending payments by mail. Approximately one-third of Entergy's utility customers use payment agents.

On April 19, 2004, CashPoint failed to pay funds due to the domestic utility companies that had been collected through payment agents. The domestic utility companies then obtained a temporary restraining order from the Civil District Court for the Parish of Orleans, State of Louisiana, enjoining CashPoint from distributing funds belonging to Entergy, except by paying those funds to Entergy. On April 22, 2004, a petition for involuntary Chapter 7 bankruptcy was filed against CashPoint by other creditors in the United States Bankruptcy Court for the Southern District of New York. In response to these events, the domestic utility companies expanded an existing contract with another company to manage all of their payment agents. The domestic utility companies filed proofs of claim in the CashPoint bankruptcy proceeding in September 2004. Although Entergy cannot precisely determine at this time the amount that CashPoint owes to the domestic utility companies that may not be repaid, it has accrued an estimate of loss based on current information. If no cash is repaid to the domestic utility companies, an event Entergy does not believe is likely, the current estimates of maximum exposure to loss are approximately as follows:

Amount
(In Millions)

Entergy Arkansas	$1.8
Entergy Gulf States	$7.7
Entergy Louisiana	$8.8
Entergy Mississippi	$4.3
Entergy New Orleans	$2.4

Environmental Issues

(Entergy Gulf States)

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information related to the designation of Entergy Gulf States as a PRP for the cleanup of certain hazardous waste disposal sites. During the second quarter of 2004, the reserve balance previously recorded was reduced to approximately $1.5 million based upon activities performed to date and the best estimate of the remaining likely exposure associated with the ten-year groundwater monitoring study.

(Entergy Louisiana and Entergy New Orleans)

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at September 30, 2004 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

City Franchise Ordinances (Entergy New Orleans)

Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans' electric and gas utility properties.

Employment Litigation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies deny any liability to the plaintiffs.

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, Entergy New Orleans, and Entergy Mississippi, as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Generally, many other defendants are named in these lawsuits as well. Presently there are approximately 460 lawsuits involving approximately 10,000 claims. Reserves have been established that should be adequate to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the domestic utility companies involved in these lawsuits.

NOTE 2. RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

Texas (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT determined, among other things, that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. After a hearing held in June 2004 on the merits, in July 2004 the PUCT denied Entergy's application to certify Entergy's transmission organization as an independent organization under Texas law. In its order, the PUCT also ordered: the cessation of efforts to develop an interim solution for retail open access in Entergy Gulf States' Texas service territory, termination of the pilot project in that territory, and a delay in retail open access in that territory until either a FERC-approved RTO is in place or some other independent transmission entity is certified under Texas law. Several parties filed motions for rehearing on the termination of the pilot program aspect of the order, claiming the issue was not properly a part of the proceeding. The PUCT denied the motions for rehearing in September 2004.

In view of the PUCT order to delay retail open access in the Texas service territory, Entergy Gulf States filed a retail electric rate case and fuel reconciliation proceeding with the PUCT in August 2004 seeking the following:

  approval of a base rate increase of $42.6 million annually for the Texas retail jurisdiction;

  approval to implement a $14.1 million per year rider to recover, over a 15-year period, $110.9 million of incurred costs related to its efforts to transition to a competitive retail market in accordance with the Texas restructuring law;

  proposed $11.3 million franchise fee rider to recover payments to municipalities charging such fees; and

  a requested return on equity of 11.5%.

In addition, Entergy Gulf States' fuel reconciliation filing made in conjunction with the base rate case seeks to reconcile approximately $288 million in fuel and purchased power costs incurred during the period September 2003 through March 2004. The PUCT requested that the parties submit briefs addressing threshold issues related to whether Entergy Gulf States has the right to file a base rate case and what relief is available, if the PUCT were to determine that Entergy Gulf States' base rates are subject to the rate freeze imposed in December 2001 in connection with the market readiness docket initiated by the PUCT Staff. The PUCT considered these issues in September 2004. In October 2004, the PUCT issued a written order in which it dismissed the rate case indicating that Entergy Gulf States is still subject to a rate freeze based on an agreement in 2001 stipulating that a rate freeze would remain in effect until retail open access commenced in Entergy Gulf States' service territory. Entergy Gulf States intends to file a motion for rehearing and intends to pursue other available remedies.

Deferred Fuel Costs

(Entergy Arkansas)

In March 2004, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2004 through March 2005. The filed energy cost rate, which accounts for 12 percent of a typical residential customer's bill using 1,000 kWh per month, increased 16 percent due primarily to the elimination of a credit contained in the prior year's rate to refund previously over-recovered fuel costs. Also included in this year's energy cost calculation is a decrease in rates of $3.9 million as a result of the operation of a revised energy allocation method between the retail and wholesale sectors resulting from the approval of a life-of-resources power purchase agreement with Entergy New Orleans.

(Entergy Gulf States)

In September 2004, Entergy Gulf States filed an application with the PUCT to implement a $27. 8 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from September 2003 through July 2004. Entergy Gulf States proposes to collect the surcharge over a six-month period beginning January 2005. Hearings are expected to occur in November 2004. Amounts collected though the interim fuel surcharge are subject to final reconciliation in a future fuel reconciliation proceeding.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. The reconciliation includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involves imputed capacity and River Bend payment issues similar to those decided adversely in the January 2001 proceeding, discussed below, which is now on appeal. The PUCT Staff has quantified these issues at $11.2 million. Hearings occurred in October 2004 and a final PUCT decision is expected in the first quarter of 2005.

See Note 2 to the domestic utility and System Energy financial statements in the Form 10-K for a discussion of Entergy Gulf States' January 2001 fuel reconciliation case filed with the PUCT covering the period from March 1999 through August 2000 and subsequent proceedings at Travis County District Court and the Third District Court of Appeals. Entergy Gulf States appealed to the Court of Appeals the disallowance of approximately $4.2 million related to imputed capacity costs and the disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. Oral argument before the appellate court occurred in September 2004.

(Entergy Louisiana)

As discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, in August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The LPSC staff has quantified the possible disallowance as between $7.6 and $14 million. Entergy Louisiana notified the LPSC that it will contest the recommendation. The procedural schedule in the case has been suspended. A status conference for the purpose of establishing a new procedural schedule will be set when the current hearings in the Power Purchase Agreement proceedings at the FERC are concluded. The FERC hearings in that matter are expected to conclude in November 2004.

Retail Rate Proceedings

Filings with the PUCT and Texas Cities (Entergy Gulf States)

Recovery of River Bend Costs

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the March 1998 PUCT disallowance of recovery of River Bend plant costs that had been held in abeyance since 1988, and subsequent proceedings at Travis County District Court and the Third District Court of Appeals that affirmed the PUCT disallowance. In September 2004, the Texas Supreme Court denied Entergy Gulf States' petition for review, and Entergy Gulf States filed a motion for rehearing. In October 2004, the Texas Supreme Court requested that the other parties file responses to Entergy Gulf States' motion, and the matter is pending.

Filings with the LPSC

Annual Earnings Reviews (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In the LPSC staff's December 2003 testimony, the staff recommended an annual rate refund of approximately $30 million effective June 2002, and a prospective rate reduction of approximately $50 million. Hearings concluded in May 2004.

Proposed Settlement (Entergy Gulf States and Entergy Louisiana)

In June 2004, Entergy Gulf States and Entergy Louisiana filed a proposed settlement with the LPSC that would resolve, among other dockets, Entergy Gulf States' ninth post-merger analysis and dockets established to consider issues concerning the companies' power purchases for the summers of 2001, 2002, and 2003. The proposed settlement included an offer to refund approximately $64 million to Entergy Gulf States' Louisiana customers and $1 million to Entergy Louisiana's customers, with no change in either company's current base rates.  The settlement also proposed a formula rate plan for Entergy Gulf States' Louisiana operations. At its September 2004 Business and Executive Session, the LPSC consolidated various dockets that were the subject of proposed settlement. The LPSC directed its staff to preside over settlement discussions and to submit any proposed settlement to the LPSC for its consideration.

Retail Rates

(Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. Entergy Gulf States is also seeking approval of certain proposed rate design, rate schedule, and policy changes. A procedural schedule has not been established.

(Entergy Louisiana)

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In August 2004, the LPSC Staff filed testimony in which it recommended a $19.5 million rate increase for Entergy Louisiana, assuming that the Perryville acquisition is approved in time for the Perryville costs to be included in rates set in this proceeding. Additional issues and updates that will be evaluated in connection with this proceeding are likely to result in revisions to the LPSC Staff's recommendation.  These issues may reduce the amount of the recommended rate increase or cause it to become a recommendation for a rate decrease. Hearings are currently set for December 2004.

Filings with the City Council (Entergy New Orleans)

Formula Rate Plan Filings

In conformance with the City Council's May 2003 resolution discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, in April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the City Council in 2003. The filing showed an increase in Entergy New Orleans' electric revenues of $1.15 million and an increase in Entergy New Orleans' gas revenues of $32,000 is warranted. The Council Advisors and intervenors reviewed the filings, and filed their recommendations in July 2004. In August 2004, in accordance with the City Council's requirements for the formula rate plans, Entergy New Orleans made a filing with the City Council reflecting the parties' concurrence that no change in Entergy New Orleans' electric or gas rates is warranted. Later in August 2004, the City Council approved an unopposed settlement among Entergy New Orleans, the Council Advisors, and the intervenors in connection with the Gas and Electric Formula Rate Plans. In accordance with the resolution approving the settlement agreement, Entergy New Orleans' gas and electric base rates remain unchanged from levels set in May 2003. The resolution ordered Entergy New Orleans to defer $3.86 million relating to voluntary severance plan costs allocated to its electric operations and $0.99 million allocated to its gas operations, which amounts were accrued on its books in 2003, and to record on its books regulatory assets in those amounts to be amortized over five years effective January 2004. Entergy New Orleans also was ordered to defer $5.96 million of fossil plant maintenance expense incurred in 2003 and to record on its books a regulatory asset in that amount to be amortized over a five-year period effective January 2003.

Fuel Adjustment Clause Litigation

See "Fuel Adjustment Clause Litigation" in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers in state court in Orleans Parish and with the City Council regarding certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In February 2004, the City Council approved a resolution that results in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs have appealed the City Council resolution to the state court in Orleans Parish. Oral argument on the plaintiffs' appeal is scheduled for February 2005. In addition, in March 2004, the plaintiffs supplemented and amended the class action petition that had been filed in state court in April 1999. This proceeding has been stayed pending resolution of plaintiffs' appeal in the proceeding commenced with the City Council.

NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, the domestic utility companies and System Energy are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. In August 2004, Entergy filed with the SEC to extend the authorization period for the current short-term borrowing limits and the money pool borrowing arrangement. The following are the combined short-term borrowings from the money pool and external borrowings, and the SEC-authorized limits for short-term borrowings for the domestic utility companies and System Energy as of September 30, 2004:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$235	-
Entergy Gulf States	$340	$100.7
Entergy Louisiana	$225	-
Entergy Mississippi	$160	-
Entergy New Orleans	$100	$2.1
System Energy	$140	-

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have separate short-term credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2004

Entergy Arkansas	April 2005	$85 million	$85 million
Entergy Louisiana	April 2005	$15 million	-
Entergy Mississippi	May 2005	$25 million	$25 million
Entergy New Orleans	April 2005	$14 million	-

The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million. The facilities have variable interest rates and the average commitment fee is 0.15%.

The following long-term debt has been issued by the domestic utility companies and System Energy in 2004:

	Issue Date	Amount
		(In Thousands)
Mortgage Bonds and Other Long-Term Debt:

Entergy Arkansas
Issuance after balance sheet date:
6.38% Series due November 2034	October 2004	$60,000

Entergy Gulf States
Issuance after balance sheet date:
4.875% Series due November 2011	October 2004	$200,000

Entergy Louisiana
5.50% Series due April 2019	March 2004	$100,000
Issuances after balance sheet date:
6.40% Series due October 2034	October 2004	$70,000
5.09% Series due November 2014	October 2004	$115,000

Entergy Mississippi
6.25% Series due April 2034	April 2004	$100,000
4.65% Series due May 2011	April 2004	$80,000
4.60% Series due April 2022	September 2004	$16,030

Entergy New Orleans
5.60% Series due September 2024	August 2004	$35,000
5.65% Series due September 2029	August 2004	$40,000

The following long-term debt has been retired by the domestic utility companies and System Energy in 2004:

	Retirement Date	Amount
		(In Thousands)
Mortgage Bonds and Other Long-Term Debt :

Entergy Gulf States
8.25% Series due April 2004	April 2004	$292,000

Entergy Louisiana
Waterford 3 Lease Obligation payment	N/A	$14,809

Entergy Mississippi
6.20% Series due May 2004	May 2004	$75,000
6.45% Series due April 2008	May 2004	$80,000
7.70% Series due July 2023	May 2004	$60,000
Retirements after balance sheet date:
7.0% Series due April 2022	October 2004	$7,935
7.0% Series due April 2022	October 2004	$8,095

Entergy New Orleans
8.0% Series due March 2023	September 2004	$45,000
7.55% Series due September 2023	September 2004	$30,000

System Energy
Grand Gulf Lease Obligation payment	N/A	$6,348

In September 2004, Entergy Gulf States purchased its $62 million of 5.65% Series West Feliciana Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time. Entergy Gulf States used a combination of cash on hand and short-term borrowings to buy-in the bonds.

In October 2004, Entergy Arkansas issued $60 million of 6.38% Series First Mortgage Bonds due November 1, 2034. In November 2004, Entergy Arkansas plans to use the proceeds to redeem the $61.9 million of 8.5% Series Junior Subordinated Deferrable Interest Debentures due 2045.

In October 2004, Entergy Gulf States issued $200 million of 4.875% Series of First Mortgage Bonds due November 1, 2011. Entergy Gulf States plans to use the proceeds to redeem, prior to maturity, $200 million of 5.2% Series of First Mortgage Bonds due December 3, 2007.

In October 2004, Entergy Louisiana issued $70 million of 6.40% Series of First Mortgage Bonds due October 1, 2034. In November 2004, Entergy Louisiana plans to use the proceeds to redeem $72.2 million of 9.0% Series Junior Subordinated Deferrable Interest Debentures due 2045.

In October 2004, Entergy Louisiana issued $115 million of 5.09% Series of First Mortgage Bonds due November 1, 2014. Entergy Louisiana plans to use the proceeds to redeem, prior to maturity, $115 million of 6.5% Series of First Mortgage Bonds due March 1, 2008.

Audit of Entergy Louisiana Governmental Bond 7.0% Series due 2022 (Entergy Louisiana)

The $24 million of 7.0% Series Governmental Bonds due 2022 listed in the Form 10-K were issued by St. Charles Parish, Louisiana in 1992 (the "Bonds"). The Bonds were issued to finance previously unfinanced costs of the acquisition by Entergy Louisiana of certain solid waste disposal facilities at Waterford 3. In November 2000, the Internal Revenue Service (IRS), as part of its ongoing enforcement program, notified St. Charles Parish that an audit of the Bonds had been initiated. In January 2002, the IRS notified St. Charles Parish of a preliminary adverse determination that interest on the Bonds is not excludable from gross income under the Internal Revenue Code of 1986, as amended. The stated basis for this determination was that, because the waste that the facilities disposed of was radioactive, it did not constitute "solid waste" within the meaning of the Internal Revenue Code and therefore the facilities did not qualify as solid waste disposal facilities within the meaning of that provision. In October 2004, the IRS notified St. Charles Parish that the IRS Office of Chief Counsel had issued a "technical advice" that concurred with the preliminary adverse determination. St. Charles Parish and Entergy Louisiana continue to contest this matter before the IRS.

NOTE 4. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

The domestic utility companies' and System Energy's pension cost/(income), including amounts capitalized, for the third quarters of 2004 and 2003, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,945	$2,405	$1,747	$900	$391	$836
Interest cost on projected
benefit obligation	8,962	7,117	5,444	2,978	1,116	1,296
Expected return on assets	(9,249)	(9,941)	(6,949)	(3,681)	(491)	(1,148)
Amortization of transition asset	-	-	-	-	-	(79)
Amortization of prior service cost	416	378	163	128	57	17
Amortization of loss	933	(204)	231	123	272	238
Net pension cost/(income)	$4,007	($245)	$636	$448	$1,345	$1,160

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,730	$1,719	$1,377	$567	$360	$693
Interest cost on projected
benefit obligation	8,265	6,036	4,449	1,914	918	996
Expected return on assets	(10,506)	(9,228)	(6,771)	(2,724)	(681)	(942)
Amortization of transition asset	-	-	-	-	-	(81)
Amortization of prior service cost	462	417	162	102	60	21
Net pension cost/(income)	$951	($1,056)	($783)	($141)	$657	$687

The domestic utility companies' and System Energy's pension cost/(income), including amounts capitalized, for the nine months ended September 30, 2004 and 2003, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$8,871	$7,275	$5,187	$2,800	$1,241	$2,506
Interest cost on projected
benefit obligation	26,194	21,335	15,806	8,760	3,198	3,760
Expected return on assets	(27,783)	(29,763)	(20,681)	(11,065)	(2,043)	(3,236)
Amortization of transition asset	-	-	-	-	-	(239)
Amortization of prior service cost	1,250	1,308	541	410	171	53
Amortization of loss	2,565	470	607	537	480	542
Net pension cost	$11,097	$625	$1,460	$1,442	$3,047	$3,386

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,426	$6,113	$4,521	$2,665	$1,100	$2,021
Interest cost on projected
benefit obligation	22,481	21,468	14,607	9,018	2,804	2,906
Expected return on assets	(28,576)	(32,824)	(22,233)	(12,830)	(2,079)	(2,746)
Amortization of transition asset	-	-	-	-	-	(237)
Amortization of prior service cost	1,256	1,487	534	482	180	59
Net pension cost/(income)	$2,587	($3,756)	($2,571)	($665)	$2,005	$2,003

Components of Net Other Postretirement Benefit Cost

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the third quarters of 2004 and 2003, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$965	$1,333	$592	$303	$166	$347
Interest cost on APBO	2,518	2,763	1,660	806	801	358
Expected return on assets	(1,553)	(1,248)	-	(639)	(565)	(340)
Amortization of transition obligation	266	1,147	301	108	530	3
Amortization of prior service cost	8	-	24	4	9	(90)
Amortization of loss	985	404	502	375	131	89
Net other postretirement benefit cost	$3,189	$4,399	$3,079	$957	$1,072	$367

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,923	$1,491	$1,104	$528	$324	$471
Interest cost on APBO	2,718	2,775	1,788	885	891	363
Expected return on assets	(1,158)	(1,098)	-	(522)	(492)	(258)
Amortization of transition obligation	987	1,452	744	375	669	54
Amortization of prior service cost	63	69	36	21	24	6
Amortization of loss	858	255	342	300	105	99
Net other postretirement benefit cost	$5,391	$4,944	$4,014	$1,587	$1,521	$735

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2004 and 2003, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,424	$4,277	$1,925	$1,024	$548	$1,076
Interest cost on APBO	7,745	8,575	5,004	2,387	2,438	1,117
Expected return on assets	(4,684)	(3,739)	-	(1,923)	(1,689)	(966)
Amortization of transition obligation	743	3,442	901	319	1,588	10
Amortization of prior service cost	71	-	80	30	29	(265)
Amortization of loss	3,170	1,567	1,522	1,072	387	320
Net other postretirement benefit cost	$10,469	$14,122	$9,432	$2,909	$3,301	$1,292

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,203	$4,123	$3,026	$1,458	$858	$1,309
Interest cost on APBO	8,058	8,209	5,258	2,625	2,667	1,065
Expected return on assets	(3,542)	(3,314)	-	(1,622)	(1,518)	(802)
Amortization of transition obligation	2,963	4,356	2,232	1,125	2,007	162
Amortization of prior service cost	187	207	108	63	70	18
Amortization of loss	2,122	593	812	748	247	231
Net other postretirement benefit cost	$14,991	$14,174	$11,436	$4,397	$4,331	$1,983

Employer Contributions

In April 2004, the President signed the Pension Funding Equity Act of 2004 into law, which reduced Entergy's estimated 2004 required pension contribution. The domestic utility companies and System Energy expect to contribute the following to pension plans in 2004:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2004 pension contributions
disclosed in Form 10-K	$5,342	$37	$8,630	$2,989	$4,678	$5,369
Revised expected 2004 pension
contributions	$5,342	$17	$3,907	$1,823	$2,118	$3,742
Contributions made in the nine months ended September 30, 2004	$5,342	$17	$3,907	$1,823	$2,118	$3,742

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

As disclosed in Note 11 to the domestic utility companies and System Energy's financial statements in the Form 10-K, Entergy elected to record an estimate of the effects of the Medicare Act in December 2003. In August 2004, the Centers for Medicare and Medicaid Services issued proposed regulations to implement the new Medicare law. Based on actuarial analysis at September 30, 2004, the estimated effect of future Medicare subsidies reduced the January 1, 2004 Accumulated Postretirement Benefit Obligation (APBO), third quarter 2004 other postretirement benefit cost, and nine months ended September 30, 2004 other postretirement benefit cost for the domestic utility companies and System Energy as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Reduction in 1/1/2004 APBO	($28,824)	($25,603)	($16,194)	($9,888)	($8,035)	($3,811)
Reduction in third quarter 2004
other postretirement benefit cost	($1,249)	($1,101)	($688)	($414)	($312)	($204)
Reduction in nine months ended September 30, 2004 other postretirement benefit cost	($2,524)	($2,476)	($1,525)	($820)	($717)	($418)

__________________________________

In the opinion of the management of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the domestic utility companies and System Energy is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2004, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

In management's evaluation of the Registrants' disclosure controls and procedures, management identified the following initiative as a change that is reasonably likely to affect the Registrants' internal control over financial reporting. Over the last two years, Entergy has been working on an initiative to streamline financial processes, automate and enhance internal controls, and implement or update the systems that support these processes.  During the first quarter 2004, the first phase of this effort was completed, the primary focus of which was an upgrade of the existing financial information systems, data warehouse, and financial reporting tools, as well as an update of Entergy's chart of accounts. The implemented product suite includes additional controls and edits that are applied to transactions at the point of entry. Entergy implemented the second phase of this project during the third quarter 2004, which resulted in new tools for managing intercompany cost allocation processes and the modification of transaction systems which interface to Entergy's financial systems to incorporate the updated chart of accounts.  These changes embed additional automated controls into Entergy's systems and processes. This completes the work contemplated for 2004. Entergy has implemented a moratorium on changes to information technology components during the fourth quarter 2004, other than emergency repairs.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Following are updates to that discussion.

Entergy New Orleans Rate of Return Lawsuit (Entergy Corporation and Entergy New Orleans)

See "PART I, Item 1, Entergy New Orleans Rate of Return Lawsuit" in the Form 10-K for a discussion of the motion filed by the City Council Advisors to bifurcate the hearing for the motions filed by the plaintiffs. In April 2004, the City Council adopted a resolution granting the Advisors' motion to bifurcate and a hearing is set in April 2005 on the merits of the issue of the proper effect to be given to the 1922 Ordinance in setting lawful rates.

Texas Power Price Lawsuit (Entergy Corporation, Entergy Arkansas and Entergy Gulf States)

See "Part I, Item 1, Texas Power Price Lawsuit" in the Form 10-K for a discussion of the litigation pending in state court in Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power from January 1, 1994 to the present. Originally Entergy Gulf States was not a named defendant but was alleged to be a co-conspirator. The court has granted the request of Entergy Gulf States to intervene in the suit to protect its interests. In addition, the Entergy defendants have filed a motion seeking to have the court dismiss all claims due to lack of subject matter jurisdiction. A hearing was held on October 5, 2004.

Murphy Oil Lawsuit (Entergy Corporation)

See "Part I, Item 1, Murphy Oil Lawsuit" in the Form 10-K for a discussion of the litigation commenced by residents located near the Murphy Oil Refinery in Meraux, Louisiana in which Murphy Oil filed a cross-claim against Entergy Louisiana seeking recovery of any damages Murphy Oil has paid to the plaintiffs. Claiborne P. Deming, who is a director of Entergy Corporation, is the President and Chief Executive Officer of Murphy Oil. Murphy Oil and other defendants settled with the plaintiffs for $8.8 million, but Entergy Louisiana did not participate in the settlement. After trial for the remaining parties in the proceeding, the judge issued a decision finding Entergy Louisiana 40% responsible and awarding monetary damages, which total approximately $11 million with interest against Entergy Louisiana. Entergy Louisiana intends to appeal the judgment. Entergy Louisiana has insurance in place for claims of this type, and management does not expect a material adverse financial effect from this decision.

Fiber Optic Cable Litigation (Entergy Corporation, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi)

See "PART I, Item 1, Fiber Optic Cable Litigation" in the Form 10-K for a discussion of the litigation pending in the United States District Court in Beaumont, Texas pertaining to the alleged installment by defendants of fiber optic cable across plaintiffs' property without obtaining appropriate easements. In April 2004, the court entered an order denying the plaintiffs' request for class certification. The plaintiffs have appealed this decision to the U.S. Fifth Circuit Court of Appeals.

With respect to the lawsuit against Entergy Louisiana, Entergy Services, ETHC and Entergy Technology Company pending in state court in St. James Parish, Louisiana purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants, the state district judge has entered an order certifying a class. Entergy is seeking appellate review of this order.

Several property owners filed a lawsuit in August 2004 against Entergy Mississippi in state court in Montgomery County, Mississippi alleging that Entergy Mississippi installed fiber optic cable across their properties without obtaining appropriate easements. The plaintiffs seek actual damages for the use of the land, a share of the profits made through use of the fiber optic cables, and $20 million in punitive damages. In addition, in August 2004, a separate lawsuit containing allegations similar to the lawsuit pending in Montgomery County, Mississippi was filed by several property owners in state court in Leflore County, Mississippi. The plaintiffs seek actual damages for the use of the land, a share of the profits made through use of the fiber optic cables, and an unspecified amount of punitive damages.

Michoud Plant Wildlife Inspection (Entergy New Orleans)

In March 2004, agents of the United States Fish and Wildlife Service conducted an inspection of Entergy New Orleans' Michoud power plant and found a number of dead brown pelicans near the facility's water intake structure and fish-return trough. Brown pelicans are an endangered species in Louisiana. The United States Attorney's Office for the Eastern District of Louisiana (Attorney's Office) issued a grand jury subpoena to an Entergy New Orleans employee in May 2004 to give evidence regarding the cause of death of the pelicans. The Attorney's Office then agreed to meet with Entergy New Orleans rather than requiring the employee to testify. As a result of that meeting, Entergy New Orleans conducted an internal investigation of the matter and submitted a report to the Attorney's Office in August 2004. Entergy New Orleans also constructed an engineered walkway and cover over the intake structure and feeding trough to eliminate pelican access to the area. Entergy New Orleans continues negotiations with the Attorney's Office regarding final resolution of this matter.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet to be Purchased Under the Plan

7/01/2004-7/31/2004	-	-	-	-
8/01/2004-8/31/2004	-	-	-	-
9/01/2004-9/30/2004	2,382,000	$60.87	1,541,732	$1,406,154,773
Total	2,382,000	$60.87	1,541,732	$1,406,154,773

(1)

In accordance with Entergy's stock option plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. See Note 8 to the consolidated financial statements in the Form 10-K for additional discussion of the stock option plans. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans, and this authorization does not have an expiration date. In August 2004, Entergy announced a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock. The program extends through the end of 2006. This repurchase program is incremental to the existing authority to repurchase shares to fund the exercise of employee stock options. The amount of repurchases under the program may vary as a result of material changes in business results or capital spending, or as a result of material new investment opportunities.

Item 5. Other Information

Property and Other Generation Resources

See "PART I, Item 1, Generating Stations" in the Form 10-K for discussion of the agreement that Entergy Louisiana signed in January 2004 to acquire the Perryville power plant from a subsidiary of Cleco Corporation. As reported in the Form 10-K, the plant's owner is in Chapter 11 bankruptcy proceedings. In April 2004, the bankruptcy court approved Entergy Louisiana's agreement to acquire the plant. In March 2004, Entergy Gulf States and Entergy Louisiana filed with the LPSC for its approval of the acquisition and long-term cost-of-service power purchase agreement, and hearings were scheduled for November 2004, but the procedural schedule has been suspended. Entergy has proposed a new hearing date in the first quarter 2005. In October 2004, Entergy Louisiana signed an amendment to the acquisition agreement to remove certain interconnection facilities and address some other matters. None of these amendments changed the terms of the acquisition materially. The FERC issued an order in October 2004 disclaiming jurisdiction over the acquisition. Assuming regulatory approvals, Entergy Louisiana expects the Perryville acquisition to close in mid-2005.

In April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. A procedural schedule has not been established in the APSC investigation.

Also see "PART I, Item 1, Generating Stations" in the Form 10-K for discussion of the affiliate purchase transactions that resulted from Entergy's requests for proposals for supply-side resources. In the proceeding at the FERC to review the justness and reasonableness of the affiliate agreements, in March 2004 the FERC staff filed testimony that claims Entergy conveyed undue preference to its affiliates in the bidding process. Hearings in the proceeding commenced in June 2004 and are ongoing.

Wholesale Rate Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in this report for updates of the information contained in " PART I, Item 1, Wholesale Rate Matters" regarding the System Agreement, Transmission, FERC's Supply Margin Assessment, and Interconnection Orders.

FERC Reviews of Transmission

In August 2002, the FERC initiated audits and reviews of Entergy's compliance with Order Nos. 888 and 889 and its open access transmission tariff, and in March 2004 a separate audit was initiated concerning Entergy's administration of the Generator Operating Limits ("GOL") processes.  Entergy has responded to numerous FERC data requests and the FERC staff members have interviewed several employees.  The FERC staff has provided Entergy with preliminary draft reports of their findings and recommendations on the issues that they have been examining. The GOL draft audit report identifies and alleges certain input and modeling errors in the implementation of the GOL process (which was replaced in April 2004) and preliminarily recommends, among other things, that Entergy employ an independent third party to conduct certain transmission access modeling. Entergy believes that these recommendations are based on a number of inaccuracies and has and will continue to provide comments on the various findings and the recommendations.  Separately, the FERC investigation staff has provided to Entergy its preliminary findings in a non-public draft report identifying certain areas of concern related to Entergy's compliance with certain provisions of its open access transmission tariff, including the time it took for Entergy to process requests to interconnect generating facilities to Entergy's transmission system and the processing of system impact studies related to the granting of transmission service. Entergy has submitted a comprehensive response to the specific concerns identified by the investigation staff but, at this point, believes that it has complied with the provisions of its open access transmission tariff, including the interconnection and system impact study provisions. These draft reports are not final reports; they may be modified by the FERC staff based on Entergy's responses or otherwise.  In addition, Entergy has the ability to appeal the final reports to the full FERC.

FERC Review of Certain Wholesale Transactions

The FERC is currently reviewing certain wholesale sales and purchases involving EPMC that occurred during the 1998-2001 time period. EPMC was an Entergy subsidiary engaged in non-regulated wholesale marketing and trading activities prior to the formation of Entergy-Koch. Entergy is working with the FERC investigation staff to provide information regarding these transactions.

Regulation of the Nuclear Power Industry

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. See "PART I, Item 1, Nuclear Waste Policy Act of 1982," for further discussion of this Act. The fees payable to the DOE may be adjusted in the future to assure full recovery of the DOE's costs, and Entergy cannot state with certainty that the fees will not be increased in the future.

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada. DOE will now proceed with the licensing and, if the license is granted by the NRC and if Congress appropriates adequate funds to DOE to complete the project, eventual construction of the repository will begin and receipt of spent fuel may begin as early as approximately 2010, according to the DOE. Considerable uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal, and could be several years after 2015. Additional uncertainty was added on July 9, 2004, when the U.S. Court of Appeals vacated a portion of the EPA nuclear waste disposal standard regarding the required compliance period for the repository. It is not known what impact this will have on the Yucca Mountain schedule, but further delays are possible as the EPA and NRC work to reestablish a standard. As a result of the delays in establishing a permanent repository, future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear plant sites.

Environmental Regulation

See "PART I, Item 1, Clean Air Act and Subsequent Amendments, Ozone Non-attainment" in the Form 10-K for information related to Louisiana and Texas emission control strategies to address continued ozone non-attainment status of areas in and around Houston-Galveston, Texas; Beaumont-Port Arthur, Texas; and Baton Rouge, Louisiana. The EPA has now reclassified the Beaumont-Port-Arthur area from "moderate" to "serious" and has reclassified the Baton Rouge area from "serious" to "severe". These actions require that Texas and Louisiana revise their respective plans to restrict the emission of certain air pollutants and to make progress toward eventual attainment of national standards. The Louisiana plan revisions were due in June 2004; however, because of legal and environmental regulatory disputes over a requirement for reformulated gasoline in the Baton Rouge area unrelated to Entergy's interests in the state implementation plan, the State has chosen to delay the submittal.  The Texas plan revisions must be submitted in April 2005. The content or effect of these developing plans is not fully known, but Entergy Gulf States continues to monitor events in these areas. If new NOx control equipment is required to be installed, the cost could be as much as $1.6 million for the facilities in Louisiana in 2004 and early 2005. Information recently published by the State of Texas in support of the state implementation plan indicates that new NOx control equipment will not be required at Entergy Gulf States' Texas facilities.

In April 2004, the EPA issued a final rule, effective June 15, 2005, stating that areas designated as non-attainment under a new "8-hour ozone standard" shall have one year to adjust to the new requirements. For Louisiana, the Baton Rouge area is to be classified as a marginal non-attainment area under the new standard with an attainment date of June 2007. For Texas, the Beaumont-Port Arthur area was designated as a marginal non-attainment area under the new standard with an attainment date of June 2007 and the Houston-Galveston area was designated as moderate non-attainment under the new standard with an attainment date of June 2010. Entergy continues to monitor these regulatory activities and to plan for necessary future action at its facilities.

See "PART I, Item 1, Clean Water Act, 316(b) Cooling Water Intake Structures" in the Form 10-K for information related to the draft permit issued by the New York State Department of Environmental Conservation (NYDEC) indicating that closed cycle cooling would be considered the "best technology available" for minimizing perceived adverse environmental impacts attributable to the intake and discharge of cooling water at large existing power plants. Entergy is currently in various stages of the discharge permitting process at two sites and has adopted a strategy for Pilgrim and Indian Point as a result of recent developments. Pilgrim expects to request from the EPA the full 3-1/2 year schedule for compliance demonstration as is outlined in the new 316(b) rule and will also pursue appropriate supplementation of the existing record regarding perceived impacts, options and costs. Indian Point is involved in an administrative permitting process with the New York environmental authority for renewal of the Indian Point 2 and 3 discharge permits. In November 2003, NYDEC issued a draft permit indicating that closed cycle cooling would be considered the "best technology available" for minimizing perceived adverse environmental impacts attributable to the intake and discharge of cooling water at Indian Point 2 and 3. The draft permit would require Entergy to take certain steps to assess the feasibility of retrofitting the site to install cooling towers before re-licensing Indian Point 2 and 3, whose current licenses with the NRC expire in 2013 and 2015. The draft permit could also require, upon its becoming effective, the facilities to take an annual 42 unit-day outage and provide a payment into a NYDEC account until the start of cooling tower construction. Entergy is participating in the administrative process in order to have the draft permit modified prior to final issuance, and opposes any requirement to install cooling towers or begin annual forced outages at Indian Point 2 and 3. The EPA finalized new 316(b) regulations in July 2004. Entergy Corporation, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states have challenged various aspects of the rule. This challenge currently is lodged in the United States Court of Appeals for the Ninth Circuit in San Francisco, although a motion to transfer the case to the Second Circuit in New York City has been filed. Entergy will continue to participate in and monitor this proceeding.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	1999	2000	2001	2002	2003	2004

Entergy Arkansas	2.08	3.01	3.29	2.79	3.17	3.04
Entergy Gulf States	2.18	2.60	2.36	2.49	1.51	2.59
Entergy Louisiana	3.48	3.33	2.76	3.14	3.93	3.32
Entergy Mississippi	2.44	2.33	2.14	2.48	3.06	3.03
Entergy New Orleans	3.00	2.66	(b)	(c)	1.73	2.83
System Energy	1.90	2.41	2.12	3.25	3.66	3.76

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends
	Twelve Months Ended
	December 31,					September 30,
	1999	2000	2001	2002	2003	2004

Entergy Arkansas	1.80	2.70	2.99	2.53	2.79	2.66
Entergy Gulf States (a)	1.86	2.39	2.21	2.40	1.45	2.48
Entergy Louisiana	3.09	2.93	2.51	2.86	3.46	2.91
Entergy Mississippi	2.18	2.09	1.96	2.27	2.77	2.73
Entergy New Orleans	2.74	2.43	(b)	(c)	1.59	2.51

(a)	"Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock for the twelve months ended December 31, 1999, which was redeemed in July 2000.
(b)

Earnings for the twelve months ended December 31, 2001, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $6.6 million and $9.5 million, respectively.

(c)

Earnings for the twelve months ended December 31, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $0.7 million and $3.4 million, respectively.

Item 6. Exhibits

Exhibits*

	4(a) -	Twelfth Supplemental Indenture, dated as of August 1, 2004, to Entergy New Orleans' Mortgage and Deed of Trust, dated as of May 1, 1987.

	4(b) -	Thirteenth Supplemental Indenture, dated as of August 15, 2004, to Entergy New Orleans' Mortgage and Deed of Trust, dated as of May 1, 1987.

**	4(c) -

Twenty-fourth Supplemental Indenture, dated as of September 1, 2004, to Entergy Mississippi's Mortgage and Deed of Trust, dated as of February 1, 1988 (filed as Exhibit A-3(c) to Rule 24 Certificate dated October 4, 2004 in File No. 70-10157).

**	4(d) -

Fifty-eighth Supplemental Indenture, dated as of October 1, 2004, to Entergy Louisiana's Mortgage and Deed of Trust, dated as of April 1, 1944 (filed as Exhibit A-3(b) to Rule 24 Certificate dated October 15, 2004 in File No. 70-10086).

	4(e) -	Sixty-second Supplemental Indenture, dated as of October 1, 2004, to Entergy Arkansas' Mortgage and Deed of Trust, dated as of October 1, 1944.

**	4(f) -

Fifty-ninth Supplemental Indenture, dated as of October 15, 2004, to Entergy Louisiana's Mortgage and Deed of Trust, dated as of April 1, 1944 (filed as Exhibit A-3(c) to Rule 24 Certificate dated October 26, 2004 in File No. 70-10086).

**	4(g) -

Sixty-seventh Supplemental Indenture, dated as of October 1, 2004, to Entergy Gulf States' Indenture of Mortgage, dated as of September 1, 1926 (filed as Exhibit A-3(i) to Rule 24 Certificate dated November 4, 2004 in File No. 70-10158).

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana.

	31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(h) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	31(j) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	32(a) -	Section 1350 Certification for Entergy Corporation.

	32(b) -	Section 1350 Certification for Entergy Corporation.

	32(c) -	Section 1350 Certification for Entergy Arkansas.

	32(d) -	Section 1350 Certification for Entergy Gulf States.

	32(e) -	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana.

	32(f) -	Section 1350 Certification for Entergy Mississippi.

	32(g) -	Section 1350 Certification for Entergy New Orleans.

	32(h) -	Section 1350 Certification for System Energy.

	32(i) -	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	32(j) -	Section 1350 Certification for System Energy.

	99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of the total assets of Entergy Corporation and its subsidiaries on a consolidated basis.

*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2004, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2004.

**	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION ENTERGY ARKANSAS, INC. ENTERGY GULF STATES, INC. ENTERGY LOUISIANA, INC. ENTERGY MISSISSIPPI, INC. ENTERGY NEW ORLEANS, INC. SYSTEM ENERGY RESOURCES, INC.

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: November 5, 2004