Form 10-Q
period 2009-09-30
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2009-11-06
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-05807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy's corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at October 30, 2009
Entergy Corporation	($0.01 par value)	188,932,291

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc. and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2008 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2009

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2009

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2009

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "may," "will," "could," "project," "believe," "anticipate," "intend," "expect," "estimate," "continue," "potential," "plan," "predict," "forecast," and other similar words or expressions are intended to identify forward-looking statements but are not the only means to identify these statements.  Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct.  Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made.  Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management's Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•
resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of legislation ending the Texas transition to competition, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission for Entergy's utility service territory, and the application of more stringent transmission reliability requirements or market power criteria by the FERC

•
changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those owned or operated by the Non-Utility Nuclear business

•	resolution of pending or future applications for license renewals or modifications of nuclear generating facilities
•	the performance of and deliverability of power from Entergy's generating plants, including the capacity factors at its nuclear generating facilities
•	Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities
•
prices for power generated by Entergy's merchant generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts

•	volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities
•	changes in law resulting from federal or state energy legislation
•	changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances
•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal
•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes and ice storms (including most recently, Hurricane Gustav and Hurricane Ike and the January 2009 ice storm in Arkansas) and recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance

•	Entergy's ability to manage its capital projects and operation and maintenance costs
•	Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms
•	the economic climate, and particularly growth in Entergy's Utility service territory and the Northeast United States

FORWARD-LOOKING INFORMATION (Concluded)

•	the effects of Entergy's strategies to reduce tax payments
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria
•	changes in inflation and interest rates
•	the effect of litigation and government investigations or proceedings
•	advances in technology
•	the potential effects of threatened or actual terrorism and war
•	Entergy's ability to attract and retain talented management and directors
•	changes in accounting standards and corporate governance
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy's defined benefit pension and other postretirement benefit plans
•	changes in the results of decommissioning trust fund earnings or in the timing of or cost to decommission nuclear plant sites
•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture

•
and the risks inherent in the contemplated Non-Utility Nuclear spin-off, joint venture, and related transactions.  Entergy Corporation cannot provide any assurances that the spin-off or any of the proposed transactions related thereto will be completed, nor can it give assurances as to the terms on which such transactions will be consummated.  The transaction is subject to certain conditions precedent, including regulatory approvals and the final approval by the Board.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
Entergy Gulf States Louisiana
Entergy Gulf States Louisiana, L.L.C., a company created in connection with the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes.  The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
Entergy Texas
Entergy Texas, Inc., a company created in connection with the jurisdictional separation of Entergy Gulf States, Inc.  The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
firm liquidated damages
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset); if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2008 filed by Entergy Corporation and its Registrant Subsidiaries with the SEC
FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MMBtu	One million British Thermal Units

DEFINITIONS (Continued)

MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States Louisiana
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TIEC	Texas Industrial Energy Consumers
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is not operating the seller is generally not liable to the buyer for any damages
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf

Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through two business segments: Utility and Non-Utility Nuclear.

•
Utility generates, transmits, distributes, and sells electric power in service territories in four states that include portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.

•
Non-Utility Nuclear owns and operates six nuclear power plants located in the northern United States and sells the electric power produced by those plants primarily to wholesale customers.  This business also provides services to other nuclear power plant owners.

In addition to its two primary, reportable, operating segments, Entergy also operates the non-nuclear wholesale assets business.  The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants.  Such opportunities are evaluated consistent with Entergy's market-based point-of-view.

Plan to Pursue Separation of Non-Utility Nuclear

See the Form 10-K for a discussion of the Board-approved plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of the Non-Utility Nuclear business to Entergy shareholders.  Following are updates to that discussion.

Entergy Nuclear Operations, Inc., the current NRC-licensed operator of the Non-Utility Nuclear plants, filed an application in July 2007 with the NRC seeking indirect transfer of control of the operating licenses for the six Non-Utility Nuclear power plants, and supplemented that application in December 2007 to incorporate the planned business separation.  The NRC approved Entergy Nuclear Operations, Inc.'s application on July 28, 2008, with the approval effective for a period of one year.  In May 2009, Entergy Nuclear Operations, Inc. filed a request for extension of the approval for six months, through January 28, 2010, and the NRC approved the extension on July 24, 2009.

Pursuant to Federal Power Act section 203, in February 2008 an application was filed with the FERC requesting approval for the indirect disposition and transfer of control of jurisdictional facilities of a public utility. The FERC issued an order in June 2008 authorizing the requested indirect disposition and transfer of control.  In August 2009 an amended application was filed with the FERC to reflect the transfer to the exchange trust by Entergy of the 19.9 percent of Enexus' common stock shares.  In September 2009 the FERC approved the amended application.

As discussed more fully in the Form 10-K, on January 28, 2008, Entergy Nuclear Vermont Yankee, LLC and Entergy Nuclear Operations, Inc. requested approval from the Vermont Public Service Board (VPSB) for the indirect transfer of control, consent to pledge assets, issue guarantees and assign material contracts, amendment to certificate of public good, and replacement of guaranty and substitution of a credit support agreement for Vermont Yankee.  Entergy Nuclear Operations, Inc. supplied supplemental data to the VPSB outlining the enhanced transaction structure detailed in the amended petition filed in New York (discussed below).  On October 8, 2009, a memorandum of understanding was filed with the VPSB outlining an agreement reached with the Vermont Department of Public Service, which, if approved by the VPSB, would result in approval of the spin-off transaction in Vermont.  A decision on the memorandum of understanding as submitted is pending before the VPSB.  Entergy Nuclear Vermont Yankee requested that the VPSB expedite its final consideration and issue its decision and a final order approving the transactions by mid-November 2009.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

On July 13, 2009, Entergy Corporation, Entergy Nuclear FitzPatrick, LLC, Entergy Nuclear Indian Point 2, LLC, Entergy Nuclear Indian Point 3, LLC, Entergy Nuclear Operations, Inc., and Enexus filed a motion with the New York Public Service Commission (NYPSC) in connection with the planned separation requesting procedures and a schedule to enable the report of the presiding ALJs to be issued in time for the NYPSC to issue a final order no later than its regularly scheduled meeting in November 2009 so that the proposed reorganization can be completed by the end of 2009.  In December 2008, notice had been provided to the NYPSC that the parties intended to conduct settlement discussions.  The discussions did not produce an agreement and have ended.  Nevertheless, Entergy endeavored to address and resolve the concerns of the trial staff of the NYPSC related to the financial strength of Enexus and has developed further enhancements to the reorganization proposal that it believes should resolve these concerns.  Accordingly, in its July 2009 motion Entergy proposed to file an amended petition reflecting these enhancements for the NYPSC's consideration.  In addition, in its motion Entergy sought to ensure that the scope of review by the NYPSC would remain confined to the three issues (i.e., operating capability, financial capability, and decommissioning funding) previously set forth by the NYPSC and further defined by the ALJs.

Five parties replied to the motion, generally in opposition to it.  The ALJs issued a ruling on the motion on July 29, 2009.  The ALJs declined to adopt a specific schedule and process, pending receipt of the amended petition and a reasonable opportunity for other interested parties to respond shortly thereafter.  The ALJs stated that they were inclined to adopt a process with procedural milestones that mirror those previously employed in the proceeding, including but not limited to a reasonable opportunity for some follow-up discovery.  The ALJs stated that they remain open to the possibility that evidentiary hearings might be held as a matter of discretion; however, nothing presented in the responses to the motion persuaded them that evidentiary hearings are inherently necessary. The ALJs declined to rule until after the amended petition is filed on whether the list of issues in their previous ruling should be expanded or modified.

On August 11, 2009, Enexus filed with the NYPSC an amended petition for an order approving the reorganization and associated debt financings.  The amended petition describes proposed enhancements to the corporate reorganization.  These proposed enhancements include a commitment to reserve at least $350 million of liquidity, a $1.0 billion reduction in long-term bonds to $3.5 billion, and an increase in the initial cash balance left at Enexus to $750 million from the original $250 million.  The amended petition requested that the NYPSC: issue an order approving the corporate reorganization and associated financings; confirm the corporate reorganization will have no impact on the Enexus companies' status as lightly regulated entities; and issue a negative declaration and undertake no further review under the New York State Environmental Quality Review Act.  On August 11, 2009, Enexus also served updated discovery responses on the other parties in this proceeding.

Once the spin-off transaction is complete, Entergy Corporation's shareholders will own all Entergy common stock and will receive a distribution of 80.1 percent of the Enexus common shares.  Entergy will transfer the remaining Enexus common shares to a trust.  While held by the trust, the Enexus common shares will be voted by the trustee in the same proportion as the other Enexus common shares on any matter submitted to a vote of the Enexus shareholders.  Within a period of up to 18 months after the spin-off, Entergy is expected to exchange the Enexus common shares retained in the trust for Entergy common shares.  Enexus common shares not ultimately exchanged, if any, will be distributed to Entergy shareholders.

On August 21, 2009, the ALJs issued a Ruling Concerning Scope, Process, and Schedule that determined that additional record development was warranted in light of the changes contained in the amended petition.  The August 21, 2009 ruling limited the issues requiring further record development to environmental significance under the New York State Environmental Quality Review Act and whether Enexus will be at least as capable as Entergy in meeting all financial and other obligations related to the ownership and operation of the New York nuclear facilities.  To facilitate further development of the record, the ruling further established an interim schedule that provided for: (1) the prompt scheduling of a conference; (2) a discovery period to be completed by September 30, 2009; and (3) separate rounds of comments on State Environmental Quality Review Act and substantive issues to be completed by November 12, 2009.  The ALJs invited comment on the ruling on or before August 28, 2009.  On September 4, 2009, the ALJs issued a further ruling revising the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

schedule adopted on an interim basis on August 21, 2009 to provide for simultaneous briefing of State Environmental Quality Review Act and substantive issues.  The September 4, 2009 ruling left until after the technical conference further possible revisions to the procedural schedule.  On September 11, 2009, a technical conference was held at the offices of the NYPSC.  Following the technical conference, the ALJs indicated that further discovery with respect to the changes reflected in the amended petition was warranted.  On September 16, 2009, the ALJs issued a Further Ruling Concerning Scope, Process, and Schedule that established: (1) a discovery period to be completed by October 15, 2009; and (2) a comment period requiring open issues to be fully briefed by November 12, 2009.  In early November 2009 the New York State Attorney General's Office, the New York Department of Public Service's Staff, and Westchester County filed initial comments on the amended petition stating their opposition to Enexus' request in the amended petition.

On October 1, 2009, Enexus executed Amendment No. 1 to its credit agreement dated December 23, 2008, increasing the total credit facility amount to $1.2 billion from $1.175 billion.  Enexus is not permitted to draw down the facility until certain customary and transactional conditions related to the spin-off are met on or prior to July 1, 2010.

Hurricane Gustav and Hurricane Ike

See the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to portions of Entergy's service territories in Louisiana and Texas, and to a lesser extent in Arkansas and Mississippi, in September 2008.  In April 2009 a law was enacted in Texas that authorizes recovery of these types of costs by securitization.  Entergy Texas filed its storm cost recovery case with the PUCT in April 2009 seeking a determination that $577.5 million of Hurricane Ike and Hurricane Gustav restoration costs are recoverable, including estimated costs for work to be completed.  On August 5, 2009, Entergy Texas submitted to the ALJ an unopposed settlement agreement to resolve all issues in the storm cost recovery case.  Under the terms of the agreement $566.4 million, plus carrying costs, are eligible for recovery.  Insurance proceeds will be credited as an offset to the securitized amount.  The PUCT approved the settlement in August 2009, and in September 2009 the PUCT approved recovery of the costs, plus carrying costs, by securitization.

In the third quarter 2009, Entergy settled with its insurer on its Hurricane Ike claim and Entergy Texas received $75.5 million in proceeds (Entergy received a total of $76.5 million).

In November 2009, Entergy Texas Restoration Funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds).  With the proceeds, Entergy Texas Restoration Funding purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  Entergy Texas expects to use the proceeds to reduce debt.  See Note 4 to the financial statements for additional information regarding the securitization bonds.

Entergy Gulf States Louisiana and Entergy Louisiana filed their storm cost recovery case with the LPSC in May 2009.  Entergy Gulf States Louisiana seeks a determination that $152.6 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $90 million.  Entergy Louisiana seeks a determination that $267.4 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $200 million.  The storm restoration costs are net of costs that have already been paid from previously funded storm reserves.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana made a supplemental filing to, among other things, recommend recovery of the costs and replenishment of the storm reserves by Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing.  The parties have agreed to a procedural schedule that includes March 2010 hearing dates for both the recoverability and the method of recovery proceedings.

Entergy Arkansas January 2009 Ice Storm

See the Form 10-K for a discussion of the severe ice storm that caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities in January 2009.  See Note 2 to the financial statements herein for a discussion of Entergy Arkansas' accounting for and recovery of these storm costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

Third Quarter 2009 Compared to Third Quarter 2008

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the third quarter 2009 to the third quarter 2008 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

3rd Qtr 2008 Consolidated Net Income	$262,144	$205,324	$7,819	$475,287

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	77,258	22,157	4,317	103,732
Other operation and maintenance expenses	37,351	26,805	(19,569)	44,587
Taxes other than income taxes	(13,717)	684	1,065	(11,968)
Depreciation and amortization	12,984	4,201	(200)	16,985
Other income	30,479	32,153	(25,320)	37,312
Interest charges	8,081	2,533	(22,145)	(11,531)
Other expenses	1,430	4,486	-	5,916
Income taxes	24,662	20,493	67,020	112,175

3rd Qtr 2009 Consolidated Net Income	$299,090	$200,432	($39,355)	$460,167

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2009 to the third quarter 2008.

Amount
(In Millions)

2008 net revenue	$1,298
Volume/weather	54
Retail electric price	10
Purchased power capacity	10
Other	3
2009 net revenue	$1,375

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to increased electricity usage in the residential and commercial sectors, including increased usage during the unbilled sales period.  Also contributing to the variance is more favorable weather compared to the same period in the prior year.  Hurricane Gustav and Hurricane Ike contributed to decreased electricity usage in the residential and commercial sectors in the third quarter 2008.  Electricity usage by industrial customers decreased, however, by 6%.  The effect of the industrial sales volume decrease is mitigated, however, by the fixed charge basis of many industrial customers' rates, which causes average price per KWh sold to increase as the fixed charges are spread over lower volume.

The retail electric price increase is primarily due to:

•	rate increases that were implemented at Entergy Texas in January 2009;
•	an increase in the formula rate plan rider at Entergy Mississippi in July 2009; and
•
an increase in the capacity acquisition rider related to the Ouachita acquisition at Entergy Arkansas.  The net income effect of the Ouachita cost recovery is limited to a portion representing an allowed return on equity with the remainder offset by Ouachita plant costs in other operation and maintenance expenses, depreciation expenses and taxes other than income taxes.

The retail electric price increase was partially offset by:

•	a credit passed on to customers as a result of the Act 55 storm cost financings; and
•
a formula rate plan provision of $16.6 million recorded in the third quarter 2009 for refunds that will be made to customers in accordance with a settlement approved by the LPSC.  See Note 2 to the financial statements for further discussion of the settlement.

The purchased power capacity variance is primarily due to lower purchased power capacity costs due to Ouachita interim tolling agreement costs incurred  in 2008 prior to the 2008 Ouachita purchase.

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing the third quarter 2009 to the third quarter 2008.

Amount
(In Millions)

2008 net revenue	$599
Volume variance	30
Other	(8)
2009 net revenue	$621

As shown in the table above, net revenue for Non-Utility Nuclear increased by $22 million, or 4%, in the third quarter 2009 compared to the third quarter 2008 primarily due to higher volume resulting from fewer refueling outage days as well as fewer unplanned outages in 2009.  Included in net revenue is $13 million and $19 million of amortization of the Palisades purchased power agreement in the third quarter 2009 and 2008, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K.  Following are key performance measures for Non-Utility Nuclear for the third quarter 2009 and 2008:

	2009	2008

Net MW in operation at September 30	4,998	4,998
Average realized price per MWh	$61.70	$61.59
GWh billed	10,876	10,316
Capacity factor	100%	95%
Refueling Outage Days:
FitzPatrick	-	16

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Realized Price per MWh

See the Form 10-K for a discussion of factors that have influenced Non-Utility Nuclear's realized price per MWh.  While Non-Utility Nuclear's annual average realized price per MWh increased from $39.40 for 2003 to $59.51 for 2008, the recent economic downturn and negative trends in the energy commodity markets have resulted in lower natural gas prices and therefore current prevailing market prices for electricity in the New York and New England power regions are generally below the prices in Non-Utility Nuclear's existing contracts in those regions.  Therefore, it is uncertain whether Non-Utility Nuclear will continue to experience increases in its annual realized price per MWh.  As shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Non-Utility Nuclear has sold forward 86% of its planned energy output for the fourth quarter 2009 for an average contracted energy price of $59 per MWh and 88% of its planned energy output for 2010 for an average contracted energy price of $57 per MWh.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $420 million for the third quarter 2008 to $457 million for the third quarter 2009 primarily due to:

•	an increase of $15 million in nuclear expenses primarily due to increased nuclear labor and contract costs;
•	an increase of $10 million in fossil expenses primarily due to higher plant maintenance costs and plant outages; and
•	an increase of $4 million in payroll-related and benefits costs.

Other income increased primarily due to:

•	carrying charges of $18 million on Hurricane Gustav and Hurricane Ike storm restoration costs; and
•	a gain of $16 million recorded on the sale of undeveloped real estate by Entergy Louisiana Properties, LLC.

This increase was partially offset by a decrease of $4 million in taxes collected on advances for transmission projects.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $185 million for the third quarter 2008 to $212 million for the third quarter 2009 primarily due to:

•	spending of $11 million in outside service costs and incremental labor costs related to the planned spin-off of the Non-Utility Nuclear business;
•	higher non-payroll costs; and
•	the deferral of spending on other operation and maintenance expenses in 2008 resulting from more refueling outage days.

Other income increased primarily due to increases in interest income and realized earnings from the decommissioning trust funds, along with an increase in interest income from loans to Entergy subsidiaries.

Parent & Other

Other operation and maintenance expenses decreased for the parent company, Entergy Corporation, primarily due to a decrease of $17 million in outside services costs related to the planned spin-off of the Non-Utility Nuclear business.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other income decreased primarily due to an increase in the elimination for consolidation purposes of interest income from Entergy subsidiaries.

Interest charges decreased primarily due to lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

The effective income tax rate for the third quarter 2009 was 37.9%.  The difference in the effective income tax rate versus the statutory rate of 35% for the third quarter 2009 is primarily due to state income taxes and book and tax differences for utility plant items.

The effective income tax rate for the third quarter 2008 was 26.1%.  The difference in the effective income tax rate versus the statutory rate of 35% for the third quarter 2008 is primarily due to:

•
a capital loss recognized for income tax purposes on the liquidation of Entergy Power Generation, LLC in the third quarter 2008, which resulted in an income tax benefit of approximately $79.5 million.  Entergy Power Generation, LLC was a holding company in Entergy's non-nuclear wholesale assets business; and

•
an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes resulting from legislation passed in the third quarter 2008, which resulted in an income tax benefit of approximately $18.8 million.

 These factors were partially offset by:

•
income taxes recorded by Entergy Power Generation, LLC, prior to its liquidation, resulting from the redemption payments it received in connection with its investment in Entergy Nuclear Power Marketing, LLC during the third quarter 2008, which resulted in an income tax expense of approximately $16.1 million; and

•	book and tax differences for utility plant items and state income taxes at the Utility operating companies.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008 showing how much the line item increased or (decreased) in comparison to the prior period:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2008 Consolidated Net Income	$547,647	$570,637	($53,321)	$1,064,963

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	61,129	(61,509)	(7,881)	(8,261)
Other operation and maintenance expenses	42,355	48,158	(27,617)	62,896
Taxes other than income taxes	(368)	8,698	1,987	10,317
Depreciation and amortization	31,101	11,482	(17)	42,566
Other income	76,863	(17,122)	(80,922)	(21,181)
Interest charges	27,804	3,373	(54,659)	(23,482)
Other expenses	11,952	9,117	-	21,069
Income taxes	6,161	(50,346)	34,030	(10,155)

2009 Consolidated Net Income	$566,634	$461,524	($95,848)	$932,310

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Amount
(In Millions)

2008 net revenue	$3,515
Volume/weather	61
Purchased power capacity	30
Retail electric price	(6)
Rough production cost equalization	(19)
Other	(5)
2009 net revenue	$3,576

The volume/weather variance is primarily due to increased electricity usage primarily during the unbilled sales period in addition to the effect of Hurricane Gustav and Hurricane Ike in 2008.  Electricity usage by industrial customers decreased, however, by 10%.  The overall decline of the economy led to lower usage affecting both the large customer industrial segment as well as small and mid-sized industrial customers, who are also being affected by overseas competition.  The effect of the industrial sales volume decrease is mitigated, however, by the fixed charge basis of many industrial customers' rates, which causes average price per KWh sold to increase as the fixed charges are spread over lower volume.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The purchased power capacity variance is primarily due to lower purchased power capacity costs due to Ouachita interim tolling agreement costs incurred  in 2008 prior to the 2008 Ouachita purchase.

The retail electric price decrease is primarily due to:

•	a credit passed on to customers as a result of the Act 55 storm cost financings;
•
a formula rate plan provision of $16.6 million recorded in the third quarter 2009 for refunds that will be made to customers in accordance with a settlement approved by the LPSC.  See Note 2 to the financial statements for further discussion of the settlement; and

•
a net decrease in the formula rate plans effective August 2008 at Entergy Louisiana and Entergy Gulf States Louisiana to remove interim storm cost recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plans.

The retail electric price decrease was partially offset by:

•	rate increases that were implemented at Entergy Texas in January 2009;
•
an increase in the Attala power plant costs recovered through the power management rider by Entergy Mississippi.  The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

•	an increase in the formula rate plan rider at Entergy Mississippi in July 2009; and
•
an increase in the capacity acquisition rider related to the Ouachita acquisition at Entergy Arkansas.  The net income effect of the Ouachita cost recovery is limited to a portion representing an allowed return on equity with the remainder offset by Ouachita plant costs in other operation and maintenance expenses, depreciation expenses and taxes other than income taxes.

As discussed further in Note 2 to the financial statements, the rough production cost equalization variance is due to an additional $18.6 million allocation of 2007 rough production cost equalization receipts ordered by the PUCT to Texas retail customers over what was originally allocated to Entergy Texas prior to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 2007.

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Amount
(In Millions)

2008 net revenue	$1,778
Volume variance	(80)
Palisades purchased power amortization	(18)
Realized price changes	32
Other	4
2009 net revenue	$1,716

As shown in the table above, net revenue for Non-Utility Nuclear decreased by $62 million, or 3%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to lower volume resulting from more refueling outage days, partially offset by higher pricing in its contracts to sell power.  Included in net revenue is $39 million and $57 million of amortization of the Palisades purchased power agreement in the nine months ended September 30, 2009 and 2008, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K.  Following are key performance measures for Non-Utility Nuclear for the nine months ended September 30, 2009 and 2008:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

	2009	2008

Net MW in operation at September 30	4,998	4,998
Average realized price per MWh	$61.68	$60.46
GWh billed	29,929	31,221
Capacity factor	91%	95%
Refueling Outage Days:
FitzPatrick	-	16
Indian Point 2	-	26
Indian Point 3	36	-
Palisades	41	-
Pilgrim	31	-

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,319 million for the nine months ended September 30, 2008 to $1,361 million for the nine months ended September 30, 2009 primarily due to:

•	an increase of $32 million in nuclear expenses primarily due to increased nuclear labor and contract costs;
•	an increase of $9 million in fossil expenses primarily due to higher plant maintenance costs and plant outages;
•	an increase of $7 million due to the Hurricane Ike and Hurricane Gustav storm cost recovery settlement agreement, as discussed above under Hurricane Gustav and Hurricane Ike; and
•	a reimbursement of $7 million of costs in 2008 in connection with a litigation settlement.

These increases were partially offset by a decrease of $18 million in payroll-related and benefits costs.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to:

•
an increase in distributions of $25 million earned by Entergy Louisiana and $9 million earned by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company.  The distributions on preferred membership interests are eliminated in consolidation and have no effect on net income because the investment is in another Entergy subsidiary.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Hurricane Katrina and Hurricane Rita – Storm Cost Financings" in the Form 10-K for discussion of these investments in preferred membership interests;

•	carrying charges of $29 million on Hurricane Ike storm restoration costs as authorized by Texas legislation in the second quarter 2009;
•	an increase of $19 million in allowance for equity funds used during construction due to more construction work in progress primarily as a result of Hurricane Gustav and Hurricane Ike; and
•	a gain of $16 million recorded on the sale of undeveloped real estate by Entergy Louisiana Properties, LLC.

This increase was partially offset by a decrease of $14 million in taxes collected on advances for transmission projects and a decrease of $10 million resulting from lower interest earned on the decommissioning trust funds and short-term investments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Interest charges increased primarily due to an increase in long-term debt outstanding resulting from debt issuances by certain of the Utility operating companies in the second half of 2008 and the first half of 2009.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $567 million for the nine months ended September 30, 2008 to $615 million for the nine months ended September 30, 2009 primarily due to $34 million in outside service costs and incremental labor costs related to the planned spin-off of the Non-Utility Nuclear business.  Also contributing to the increase are higher nuclear labor and regulatory costs.

Other income decreased primarily due to $85 million in charges in 2009 compared to $35 million in charges in 2008 resulting from the recognition of impairments of certain equity securities held in Non-Utility Nuclear's decommissioning trust funds that are not considered temporary, partially offset by increases in interest income and realized earnings from the decommissioning trust funds and interest income from loans to Entergy subsidiaries.

Parent & Other

Other income decreased primarily due to:

•	an increase in the elimination for consolidation purposes of interest income from Entergy subsidiaries; and
•
increases in the elimination for consolidation purposes of distributions earned of $25 million by Entergy Louisiana and $9 million by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company, as discussed above.

Interest charges decreased primarily due to lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

The effective income tax rate for the nine months ended September 30, 2009 was 36.4%.  The difference in the effective income tax rate versus the statutory rate of 35% for the nine months ended September 30, 2009 is primarily due to increases related to state income taxes at the Utility operating companies and book and tax differences for utility plant items.  These increases were partially offset by reductions related to:

•
an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes as required by that state's taxing authority;

•	the recognition of state loss carryovers that had been subject to a valuation allowance;
•	the recognition of a federal capital loss carryover that had been subject to a valuation allowance; and
•	an additional deferred tax benefit associated with writedowns on nuclear decommissioning qualified trust securities.

           The effective income tax rate for the nine months ended September 30, 2008 was 33.8%.  The difference in the effective income tax rate versus the statutory rate of 35% for the nine months ended September 30, 2008 is primarily due to:

•
A capital loss recognized for income tax purposes on the liquidation of Entergy Power Generation, LLC in the third quarter 2008, which resulted in an income tax benefit of approximately $79.5 million.  Entergy Power Generation, LLC was a holding company in Entergy's non-nuclear wholesale assets business; and

•
an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes resulting from legislation passed in the third quarter 2008, which resulted in an income tax benefit of approximately $18.8 million.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

These factors were partially offset by:

•
income taxes recorded by Entergy Power Generation, LLC, prior to its liquidation, resulting from the redemption payments it received in connection with its investment in Entergy Nuclear Power Marketing, LLC during the third quarter 2008, which resulted in an income tax expense of approximately $16.1 million; and

•	book and tax differences for utility plant items and state income taxes at the Utility operating companies.

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table.  The decrease in the debt to capital percentage from 2008 to 2009 is primarily due to the repayment of borrowings under Entergy Corporation's revolving credit facility in 2009.  Also contributing to the decrease is the unsuccessful remarketing of $500 million of notes associated with Entergy Corporation's equity units resulting in a decrease in long-term debt and an increase in common shareholders' equity.

	September 30, 2009	December 31, 2008

Net debt to net capital	54.2%	55.6%
Effect of subtracting cash from debt	2.5%	4.1%
Debt to capital	56.7%	59.7%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders' equity, and subsidiaries' preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents. Entergy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy's financial condition.

As discussed in the Form 10-K, Entergy Corporation has in place a $3.5 billion credit facility that expires in August 2012.  Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility.  As of September 30, 2009, amounts outstanding under the credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,384	$28	$1,088

Entergy Corporation's credit facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation's credit facility and in the indenture governing the Entergy Corporation senior notes is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility's maturity date may occur, and there may be an acceleration of amounts due under Entergy Corporation's senior notes.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries' credit facilities.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2009 through 2011.  Following are updates to the discussion in the Form 10-K.

Entergy is developing its capital plan for 2010 through 2012 and currently anticipates that the Utility will make $5.9 billion in capital investments during that period, including approximately $2.3 billion for maintenance of existing assets, and that Non-Utility Nuclear will make $1.1 billion in capital investments during that period, including approximately $0.3 billion for maintenance of existing assets.  The remaining $3.6 billion of Utility investments is associated with specific investments such as the utility's portfolio transformation strategy including the Acadia Unit 2 purchase, replacement of the Waterford 3 steam generators, environmental compliance spending including the White Bluff project, an approximate 178 MW uprate project at Grand Gulf, transmission upgrades, and spending to comply with revised NERC transmission planning rules and NRC security requirements.  The remaining $0.8 billion of Non-Utility Nuclear investments is associated with specific investments such as dry cask storage, nuclear license renewal efforts, component replacement across the fleet, NYPA value sharing, spending in response to the Indian Point Independent Safety Evaluation and spending to comply with revised NRC security requirements.

Acadia Unit 2 Purchase Agreement

In October 2009 Entergy Louisiana announced that it has signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  The Acadia Energy Center, which entered commercial service in 2002, consists of two combined-cycle gas-fired generating units, each nominally rated at 580 MW.  Entergy Louisiana proposes to acquire 100 percent of Acadia Unit 2 and a 50 percent ownership interest in the facility’s common assets.  In a separate transaction entered into earlier this year, Cleco Power is acquiring Acadia Unit 1 and the other 50 percent interest in the facility’s common assets.  Upon closing the transaction, Cleco Power will serve as operator for the entire facility.  Entergy Louisiana has committed to sell one third of the output of Unit 2 to Entergy Gulf States Louisiana in accordance with terms and conditions detailed under the existing Entergy System Agreement.

Entergy Louisiana's purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  Closing is expected to occur in late 2010 or early 2011.  Entergy Louisiana and Acadia Power Partners also have entered into a purchased power agreement for 100 percent of the output of Acadia Unit 2 that will commence on May 1, 2010 and is set to expire at the closing of the acquisition transaction.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of Entergy Louisiana's Little Gypsy repowering project.  On March 11, 2009, the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project's economic viability, to make a recommendation regarding whether to proceed with the project.  This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets. On April 1, 2009, Entergy Louisiana complied with the LPSC's directive and recommended that the project be suspended for an extended period of time of three years or more.  Entergy Louisiana estimated that its total costs for the project, if suspended, including actual spending to date and estimated contract cancellation costs, would be approximately $300 million.  Entergy Louisiana had obtained all major environmental permits required to begin construction.  A longer-term suspension places these

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

permits at risk and may adversely affect the project's economics and technological feasibility.  On May 22, 2009, the LPSC issued an order declaring that Entergy Louisiana's decision to place the Little Gypsy project into a longer-term suspension of three years or more is in the public interest and prudent.  In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the project and seeking recovery over a five-year period of the project costs.  The filing estimates that Entergy Louisiana's total costs for the project, if canceled, will be approximately $209 million.

Waterford 3 Steam Generator Replacement Project

In July 2009 the LPSC granted Entergy Louisiana's motion to dismiss, without prejudice, its application seeking recovery of cash earnings on construction work in progress (CWIP) for the steam generator replacement project, acknowledging Entergy Louisiana's right, at any time, to seek cash earnings on CWIP if Entergy Louisiana believes that circumstances or projected circumstances are such that a request for cash earnings on CWIP is merited.  The cash earnings on CWIP application had been consolidated with a similar request for the Little Gypsy repowering project that was also dismissed in response to the same motion.

White Bluff Coal Plant Project

See the Form 10-K for a discussion of the environmental compliance project that will install scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant.  In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In a subsequent order the APSC set a procedural schedule that includes an evidentiary hearing beginning in March 2010.  In addition, in June 2009, Entergy Arkansas filed with the APSC, under Arkansas Act 310, an interim surcharge to recover the costs incurred through May 31, 2009, on the White Bluff project.  Entergy Arkansas incurred $1.9 million through May 31, 2009.  Under Arkansas Act 310 the surcharge goes into effect immediately upon filing, subject to refund, and additional surcharge filings are permitted every six months.  On July 20, 2009, the APSC staff filed a motion with the APSC requesting that the APSC enter an order regarding the conduct of this and subsequent Act 310 filings related to the White Bluff project, including requiring Entergy Arkansas to provide additional information and justification for costs recovered pursuant to Act 310.  In July 2009 the Arkansas attorney general filed a motion in the Act 310 proceeding opposing the imposition of the surcharge, and challenging Entergy Arkansas' cost calculation.

In October 2009, Entergy Arkansas lowered the estimate of its share of the project costs from $630 million to $465 million.

Pension Contributions

For an update to the discussion on pension contributions see "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits – Costs and Funding."

Other Uses of Capital

Following are other significant, or potentially significant, uses of capital by Entergy, in addition to those discussed in the Form 10-K, affecting Entergy's expected level of capital expenditures or other uses of capital resources:

•	In October 2009 the Board granted authority for an additional $750 million share repurchase program.
•
As discussed in the Form 10-K as a potential use of capital, System Energy plans a 178 MW uprate of the Grand Gulf nuclear plant.  The project is expected to cost $575 million.  On May 22, 2009, a petition and supporting testimony were filed at the MPSC requesting a Certificate of Public Convenience and Necessity for implementation of the uprate.  The City of New Orleans is the only party that has intervened in the case.  A hearing on the petition was held on October 29, 2009.

•	The issues discussed below in Independent Coordinator of Transmission involving the transmission business will result in increased capital expenditures by the Utility operating companies.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
On June 18, 2009, the NRC issued letters indicating that the NRC staff had concluded that there were shortfalls in the amount of decommissioning funding assurance provided for Indian Point 2, Vermont Yankee, Palisades, Waterford 3, and River Bend.  The NRC staff conducted a telephone conference with Entergy on this issue on June 29, 2009, and Entergy agreed to submit a plan by August 13, 2009, for addressing the identified shortfalls.  In its August 13, 2009 submittal, Entergy provided updated analyses to the NRC that indicated that there is no current shortfall in the amounts of the required decommissioning funding assurance for Palisades and Indian Point 2, based upon the balances as of July 31, 2009 and an analysis of the costs that would be incurred if Entergy elected to use a sixty-year period of safe storage for decommissioning, as permitted by the NRC's rules.  For Vermont Yankee, Entergy concluded that there is a shortfall of approximately $58 million, which could be satisfied with additional financial assurance in a current dollar value of approximately $51 million.  Entergy also indicated that it plans to address this shortfall by December 31, 2009 by providing a financial assurance mechanism that is consistent with the regulatory requirements and acceptable to the NRC.  The NRC staff has requested that Entergy provide further details regarding the cash contribution or other financial assurance mechanism that Entergy would plan to implement in 2009.  A subsequent submittal to the NRC indicates that increases in the decommissioning fund, as of September 30, 2009, have lowered the shortfall to approximately $40 million, or approximately $35 million on a current dollar basis.  This submittal proposes using a corporate guarantee as financial assurance.  For Waterford 3 and River Bend, Entergy plans to make the appropriate filings by December 31, 2009 with its retail regulators to address any funding shortfalls.

Sources of Capital

The short-term borrowings of the Registrant Subsidiaries and certain other Entergy subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2011, as established by a FERC order issued October 14, 2009.  See Note 4 to the financial statements for further discussion of Entergy's short-term borrowing limits.

Cash Flow Activity

As shown in Entergy's Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	(In Millions)

Cash and cash equivalents at beginning of period	$1,920	$1,254

Cash flow provided by (used in):
Operating activities	2,009	2,693
Investing activities	(1,447)	(1,943)
Financing activities	(1,351)	551
Effect of exchange rates on cash and cash equivalents	-	1
Net increase (decrease) in cash and cash equivalents	(789)	1,302

Cash and cash equivalents at end of period	$1,131	$2,556

Operating Activities

Entergy's cash flow provided by operating activities decreased by $684 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Following are cash flows from operating activities by segment:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
Utility provided $1,320 million in cash from operating activities in 2009 compared to providing $1,885 million in 2008 primarily due to the receipt in 2008 of $954 million from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financings.  The Act 55 storm cost financings are discussed in more detail in Note 2 to the financial statements.  Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending also contributed to the decrease, partially offset by increased collection of fuel costs, a decrease of $189 million in pension contributions, and a decrease of $63 million in income tax payments.

•
Non-Utility Nuclear provided $845 million (excluding the effect of intercompany transactions) in cash from operating activities in 2009 compared to providing $970 million in 2008 primarily due to more refueling outage days in 2009 than in 2008, a decline in net revenue, and spending related to the planned separation of Non-Utility Nuclear.

•
Parent & Other used approximately $156 million (excluding the effect of intercompany transactions) in cash from operating activities in 2009 compared to using $162 million in 2008 primarily due to spending related to the planned separation of Non-Utility Nuclear.

Investing Activities

Net cash used in investing activities decreased by $496 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The following significant investing cash flow activity occurred in the nine months ended September 30, 2009 and 2008:

•	Construction expenditures were $113 million lower in 2009 than in 2008 primarily due to Hurricane Gustav and Hurricane Ike restoration spending in 2008.
•
In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle, gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56 million.

•
In September 2008, Entergy Arkansas purchased the Ouachita Plant, a 789 MW gas-fired plant located 20 miles south of the Arkansas state line near Sterlington, Louisiana, for approximately $210 million.

•	Receipt in 2009 of insurance proceeds from Entergy Texas' Hurricane Ike claim and in 2008 of insurance proceeds from Entergy New Orleans' Hurricane Katrina claim.
•
The investment in 2008 of a net total of $220 million in Entergy Gulf States Louisiana's and Entergy Louisiana's storm reserve escrow accounts as a result of the Act 55 storm cost financings.  The Act 55 storm cost financings are discussed in more detail in Note 2 to the financial statements.

Financing Activities

Financing activities used cash flow of $1,351 million for the nine months ended September 30, 2009 compared to providing cash flow of $551 million for the nine months ended September 30, 2008.  The following significant financing cash flow activity occurred in the nine months ended September 30, 2009 and 2008:

•
Entergy Corporation decreased the net borrowings under its credit facility by $853 million in 2009 compared to increasing the net borrowings under its credit facility by $957 million in 2008.  See Note 4 to the financial statements for a description of the Entergy Corporation credit facility.

•
Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds in January 2009 and used a portion of the proceeds to repay $100 million in borrowings outstanding on its long-term credit facility and $70.8 million in long-term debt prior to maturity.

•	Entergy Texas issued $150 million of 7.875% Series Mortgage Bonds in May 2009.
•	Entergy Mississippi issued $150 million of 6.64% Series first mortgage bonds in June 2009.
•	Entergy Arkansas issued $300 million of 5.4% Series first mortgage bonds in July 2008.
•	Entergy Louisiana issued $300 million of 6.5% Series first mortgage bonds in August 2008.
•	Entergy Louisiana repurchased, prior to maturity, $60 million of Auction Rate governmental bonds in April 2008.
•	Entergy New Orleans paid, at maturity, its $30 million 3.875% Series first mortgage bonds in August 2008.
•
The Utility operating companies decreased the borrowings outstanding on their long-term credit facilities by $100 million in 2009 and increased the borrowings outstanding on their long-term credit facilities by $400 million in 2008.

•	Entergy Corporation paid $237 million of notes payable at their maturities in 2008.
•	Entergy Corporation repurchased $613 million of its common stock in 2009 and repurchased $468 million of its common stock in 2008.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Rate, Cost-recovery, and Other Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation" in the Form 10-K for discussions of rate regulation and federal regulation.  Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation and Fuel-Cost Recovery

See the Form 10-K for a chart summarizing material rate proceedings.  See Note 2 to the financial statements herein for updates to the proceedings discussed in that chart.

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings.  Following are updates to that discussion.

System Agreement Proceedings

Entergy's Utility Operating Companies' Compliance Filing

On July 6, 2009, the D.C. Circuit denied the LPSC's appeal of the FERC's order accepting the Utility operating companies' compliance filing to implement the provisions of the FERC's rough production cost equalization bandwidth decision.

Rough Production Cost Equalization Rates

2008 Rate Filing Based on Calendar Year 2007 Production Costs

The parties reached a partial settlement agreement of certain of the issues initially raised in this proceeding.  The partial settlement agreement was conditioned on the FERC accepting the agreement without modification or condition, which the FERC did on August 24, 2009.  A hearing on the remaining issues in the proceeding was completed in June 2009, and in September 2009 the ALJ issued an initial decision.  The initial decision affirms Entergy's position in the filing, except for 2 issues that may result in a reallocation of costs among the Utility operating companies.  Entergy, the APSC, the LPSC, and the MPSC have submitted briefs on exceptions in the proceeding.  The parties have submitted briefs on and opposing exceptions in the proceeding, and the matter will now be submitted to the FERC for decision.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

In May 2009, Entergy filed with the FERC the rates for the third year to implement the FERC's order in the System Agreement proceeding.  The filing shows the following payments/receipts among the Utility operating companies for 2009, based on calendar year 2008 production costs, commencing for service in June 2009, are necessary to achieve rough production cost equalization under the FERC's orders:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$390
Entergy Gulf States Louisiana	($107)
Entergy Louisiana	($140)
Entergy Mississippi	($24)
Entergy New Orleans	$-
Entergy Texas	($119)

Several parties intervened in the proceeding at the FERC, including the LPSC and Ameren, which have also filed protests.  On July 27, 2009, the FERC accepted Entergy's proposed rates for filing, effective June 1, 2009, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures have been terminated, and the ALJ scheduled hearings to begin in April 2010, with an initial decision scheduled for August 2010.

Entergy Arkansas and Entergy Mississippi Notices of Termination of System Agreement Participation and Related APSC Investigation

On February 2, 2009, Entergy Arkansas and Entergy Mississippi filed with the FERC their notices of cancellation to effectuate the termination of their participation in the Entergy System Agreement, effective December 18, 2013 and November 7, 2015, respectively.  While the FERC had indicated previously that the notices should be filed 18 months prior to Entergy Arkansas' termination (approximately mid-2012), the filing explains that resolving this issue now, rather than later, is important to ensure that informed long-term resource planning decisions can be made during the years leading up to Entergy Arkansas' withdrawal and that all of the Utility operating companies are properly positioned to continue to operate reliably following Entergy Arkansas' and, eventually, Entergy Mississippi's, departure from the System Agreement.  Entergy Arkansas and Entergy Mississippi requested that the FERC accept the proposed notices of cancellation without further proceedings.  Various parties intervened or filed protests in the proceeding, including the APSC, the LPSC, the MPSC, and the City Council.  The APSC and the MPSC support the notices, but the other parties generally request either dismissal of the filings or that the proceeding be set for hearing.  Entergy Arkansas and Entergy Mississippi responded to the interventions and protests.  Entergy Arkansas and Entergy Mississippi reiterated their request that the FERC accept the proposed notices of cancellation.  If further inquiry by the FERC is necessary, Entergy Arkansas and Entergy Mississippi proposed that the FERC institute a paper hearing to resolve the major policy and legal issues and then, if necessary, set any remaining factual questions for an expedited hearing.

Interruptible Load Proceeding

Following the filing of petitioners' initial briefs, the FERC filed a motion requesting the D.C. Circuit hold the appeal of the FERC's decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC's unopposed motion on June 24, 2009, and directed the FERC to file status reports at 60-day intervals beginning August 24, 2009.  The D.C. Circuit also directed the parties to file motions to govern future proceedings in the case within 30 days of the completion of the FERC proceedings.

June 2009 LPSC Complaint Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas' sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC's complaint challenges sales made beginning in 2002 and requests refunds.  On July 20, 2009, the Utility

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response, the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explains that the FERC already has determined that Entergy Arkansas' short-term wholesale sales did not trigger the "right-of-first-refusal" provision of the System Agreement.  While the D.C. Circuit recently determined that the "right-of-first-refusal" issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC has raised no additional claims or facts that would warrant the FERC reaching a different conclusion.  The matter is pending before the FERC.

Entergy Arkansas Notice of Termination of System Agreement Participation and Related APSC Investigation

As discussed in the Form 10-K, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC, and Entergy Arkansas' president, Hugh McDonald, has filed testimony with the APSC each month beginning in March 2008 detailing progress toward development of successor arrangements.  In his September 2009 testimony Mr. McDonald reported to the APSC the results of a related study.  According to the study total estimated cost to establish the systems and staff the organizations to perform the necessary functions for a stand-alone Entergy Arkansas operation are estimated at approximately $23 million, including $18 million to establish generation-related functions and $5 million to modify the transmission system.  Incremental costs for ongoing staffing and systems costs are estimated at approximately $8 million.  Cost and implementation schedule estimates will continue to be re-evaluated and refined as additional, more detailed analysis is completed.  Entergy Arkansas expects it would take approximately two years to implement stand-alone operations for Entergy Arkansas.

Independent Coordinator of Transmission

In the FERC's April 2006 order that approved Entergy's Independent Coordinator of Transmission (ICT) proposal, the FERC stated that the Weekly Procurement Process (WPP) must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies filed status reports with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP was still not operational.  The Utility operating companies also filed various tariff revisions with the FERC in 2007 and 2008 to address issues identified during the testing of the WPP and changes to the effective date of the WPP.  On October 10, 2008, the FERC issued an order accepting a tariff amendment establishing that the WPP shall take effect at a date to be determined, after completion of successful simulation trials and the ICT's endorsement of the WPP's implementation.  On January 16, 2009, the Utility operating companies filed a compliance filing with the FERC that included the ICT's endorsement of the WPP implementation, subject to the FERC's acceptance of certain additional tariff amendments and the completion of simulation testing and certain other items.  The Utility operating companies filed the tariff amendments supported by the ICT on the same day.  The amendments proposed to further amend the WPP to (a) limit supplier offers in the WPP to on-peak periods and (b) eliminate the granting of certain transmission service through the WPP.

On March 17, 2009, the FERC issued an order conditionally approving the proposed modification to the WPP to allow the process to be implemented the week of March 23, 2009.  In its order approving the requested modifications, the FERC imposed additional conditions related to the ICT arrangement and indicated it was going to evaluate the success of the ICT arrangement, including the cost and benefits of implementing the WPP and whether the WPP goes far enough to address the transmission access issues that the ICT and WPP were intended to address.  The FERC, in conjunction with the APSC, the LPSC, the MPSC, the PUCT, and the City Council, hosted a conference on June 24, 2009, to discuss the ICT arrangement and transmission access on the Entergy transmission system.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

During the conference, several issues were raised by regulators and market participants, including the adequacy of the Utility operating companies' capital investment in the transmission system, the Utility operating companies' compliance with the existing North American Electric Reliability Corporation (NERC) reliability planning standards, the availability of transmission service across the system, and whether the Utility operating companies could have purchased lower cost power from merchant generators located on the transmission system rather than running their older generating facilities.  On July 20, 2009, the Utility operating companies filed comments with the FERC responding to the issues raised during the conference.  The comments explain that: 1) the Utility operating companies believe that the ICT arrangement has fulfilled its objectives; 2) the Utility operating companies' transmission planning practices comply with laws and regulations regarding the planning and operation of the transmission system; and 3) these planning practices have resulted in a system that meets applicable reliability standards and is sufficiently robust to allow the Utility operating companies both to substantially increase the amount of transmission service available to third parties and to make significant amounts of economic purchases from the wholesale market for the benefit of the Utility operating companies' retail customers.   The Utility operating
companies also explain that, as with other transmission systems, there are certain times during which congestion occurs on the Utility operating companies’ transmission system that limits the ability of the Utility operating companies as well as other parties to fully utilize the generating resources that have been granted transmission service.  Additionally, the Utility operating companies commit in their response to exploring and working on potential reforms or alternatives for the ICT arrangement that could take effect following the initial term.  The Utility operating companies' comments also recognize that NERC is in the process of amending certain of its transmission reliability planning standards and that the amended standards, if approved by the FERC, will result in more stringent transmission planning criteria being applicable in the future.  The FERC may also make other changes to transmission reliability standards.  These changes to the reliability standards would result in increased capital expenditures by the Utility operating companies.

The Entergy Regional State Committee (ERSC), which is comprised of representatives from all of the Utility operating companies' retail regulators, has been formed to consider several of these issues related to Entergy's transmission system.  Among other things, the ERSC plans to conduct a cost/benefits analysis comparing the ICT arrangement and a proposal under which Entergy would join the Southwest Power Pool Regional Transmission Organization.

FERC Audits

The Division of Audits in the Office of Enforcement and the Division of Compliance in the Office of Reliability of the FERC jointly commenced an audit of Entergy Services, Inc. on October 1, 2009.  The audit will evaluate Entergy Services':  (1) practices related to Bulk Electric System planning and operations; (2) compliance with the requirements contained within its Open Access Transmission Tariff; and (3) other obligations and responsibilities as approved by the FERC.  The audit will cover the period from April 1, 2006 to the present.  The Energy Policy Act of 2005 provides the FERC with authority to impose civil penalties for violations of the Federal Power Act and FERC regulations.

SERC Reliability Corporation Reliability Standards

Entergy has notified the SERC Reliability Corporation (SERC) of potential violations of certain FERC reliability standards, including certain Critical Infrastructure Protection standards.  Entergy is working with the SERC to provide information concerning these potential violations.  The Energy Policy Act of 2005 provides authority to impose civil penalties for violations of the Federal Power Act and FERC regulations.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices.  Following is an updated summary of the amount of the Non-Utility Nuclear business' output that is currently sold forward under physical or financial contracts (2009 represents the remaining quarter of the year):

	2009	2010	2011	2012	2013	2014
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	52%	53%	46%	18%	12%	14%
Unit-contingent with availability guarantees (1)	34%	35%	17%	7%	6%	3%
Total	86%	88%	63%	25%	18%	17%
Planned generation (TWh)	11	40	41	41	40	41
Average contracted price per MWh (2)	$59	$57	$56	$54	$50	$50

(1)
A sale of power on a unit-contingent basis coupled with a guarantee of availability provides for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  All of Entergy's outstanding guarantees of availability provide for dollar limits on Entergy's maximum liability under such guarantees.

(2)
The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy most of the power produced by the plant, which is through the expiration in 2012 of the current operating license for the plant.  The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if twelve month rolling average power market prices drop below prices specified in the PPA, which has not happened thus far.

           Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At September 30, 2009, based on power prices at that time, Entergy had $398 million of collateral in place to support Entergy Nuclear Power Marketing transactional activity, consisting primarily of Entergy Corporation guarantees, but also including $20 million of guarantees that support letters of credit and $2 million of cash collateral. As of September 30, 2009, the credit exposure associated with Non-Utility Nuclear assurance requirements could increase by an estimated amount of up to $286 million for each $1 per MMBtu increase in gas prices in both the short- and long-term markets, but because market prices have fallen below contract prices, gas prices would have to change by substantially more than $1 per MMBtu to change significantly the actual amount of collateral posted.  In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of September 30, 2009, Entergy would have been required to provide approximately $85 million of additional cash or letters of credit under some of the agreements.

As of September 30, 2009, for the planned energy output under contract for Non-Utility Nuclear through 2014, 99.5% of the planned energy output is under contract with counterparties with public investment grade credit ratings and 0.5% is with load-serving entities without public credit ratings.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells unforced capacity that is used to meet requirements placed on load-serving

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

distribution companies by the ISO in their area.  Following is a summary of the amount of the Non-Utility Nuclear business' unforced capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and unforced capacity that is currently sold forward (2009 represents the remaining quarter of the year):

	2009	2010	2011	2012	2013	2014
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	27%	26%	25%	18%	16%	16%
Capacity contracts	50%	35%	26%	10%	0%	0%
Total	77%	61%	51%	28%	16%	16%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$2.3	$3.3	$3.6	$3.6	$-	$-
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	89%	86%	61%	22%	15%	13%
Average contract revenue per MWh	$61	$59	$58	$56	$50	$50

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  The following are updates to that discussion.

Nuclear Decommissioning Costs

In the first quarter 2009, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in an $8.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

In the second quarter 2009, System Energy recorded a revision to its estimated decommissioning cost liabilities for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $4.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

Qualified Pension and Other Postretirement Benefits

Costs and Funding

The recent decline in stock market prices will affect Entergy's planned levels of contributions in the future.  Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the market-related values of assets and funding liabilities as measured at that date.  An excess of the funding liability over the market-related value of assets results in a funding shortfall which, under the Pension Protection Act, must be funded over a seven-year rolling period.  The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on the market-related values of assets divided by funding liabilities, does not meet certain thresholds.  Entergy's minimum required contributions for the 2009 plan year are generally payable in installments throughout 2009 and 2010 and are based on the funding calculations as of January 1, 2009.  The final date at which 2009 plan year contributions may be made is September 15, 2010.

On March 31, 2009, the United States Treasury Department issued guidance that allows plan sponsors to use interest rates earlier in 2008 to measure the present value of the funding liability at January 1, 2009.  Prior to this change, the rates required to be used for Entergy were from the month of December 2008 and the sharp decrease in interest rates during

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

December 2008 was expected to generate significant increases in the funding liability.  A higher liability coupled with losses in the fair market value of pension assets would have increased the funding shortfall at January 1, 2009 and resulted in larger future contributions for the 2009 plan year, payable in 2009 and 2010 as described above.  Entergy's January 1, 2009 funding liability valuation was favorably affected by this guidance and 2009 contributions are not expected to materially increase.  However, to the extent that the higher interest rates experienced in 2008 do not recur in future periods and the fair market values of pension assets do not significantly recover, Entergy's January 1, 2010 funded status could be adversely affected and significantly increase future minimum required pension plan contributions.  In addition to the minimum required contribution required under the Pension Protection Act to fund a shortfall based on the seven year rolling amortization, additional contributions could be needed in 2010 to avoid the plan limitations noted above.  The necessity of such contributions and the actual funded status will be based on a number of factors, including asset performance through 2009 and the interest rates required to be used to measure funded status at January 1, 2010, and therefore cannot be determined at this time.

New Accounting Pronouncements

In December 2008 the FASB issued FSP FAS 132(R)-1 "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP 132(R)-1) that requires enhanced disclosures about plan assets of defined benefit pension and other postretirement plans including disclosure of each major category of plan assets using the fair value hierarchy and concentrations of risk within plan assets.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

In June 2009 the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46R".  SFAS 167 replaces the current quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  SFAS 167 also requires additional disclosures on an interim and annual basis about an enterprise's involvement in variable interest entities.  The standard will be effective for Entergy in the first quarter 2010.  Entergy does not expect the adoption of SFAS 167 to have a material effect on its financial position, results of operations, or cash flows.

In August 2009 the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value" that amends ASC Topic 820 to clarify guidance on fair value measurements of liabilities when a quoted price in an active market for an identical liability is not available.  ASU No. 2009-05 will be effective for Entergy in the fourth quarter 2009.  Entergy does not expect the adoption of ASU No. 2009-05 to have a material effect on its financial position, results of operations, or cash flows.

In the third quarter 2009, Entergy adopted the FASB Accounting Standards Codification (ASC) as required by SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles."  The ASC is the source of authoritative U.S. GAAP recognized by the FASB.  Entergy will also continue to apply the rules and interpretive releases of the SEC as an authoritative source of GAAP.  The adoption of the ASC did not have any effect on the financial statements included herein.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,195,461	$3,209,000	$6,140,823	$7,779,450
Natural gas	24,030	41,981	126,914	185,361
Competitive businesses	717,604	712,903	1,979,259	2,128,077
TOTAL	2,937,095	3,963,884	8,246,996	10,092,888

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	559,129	1,270,160	1,927,692	2,537,498
Purchased power	388,308	764,122	1,034,483	2,132,967
Nuclear refueling outage expenses	61,441	58,079	178,454	165,177
Other operation and maintenance	681,576	636,989	2,021,462	1,958,566
Decommissioning	50,069	47,515	148,119	140,327
Taxes other than income taxes	128,851	140,819	385,649	375,332
Depreciation and amortization	280,641	263,656	799,183	756,617
Other regulatory charges (credits) - net	(13,224)	30,452	(29,371)	99,970
TOTAL	2,136,791	3,211,792	6,465,671	8,166,454

OPERATING INCOME	800,304	752,092	1,781,325	1,926,434

OTHER INCOME
Allowance for equity funds used during construction	14,770	10,411	47,499	28,782
Interest and dividend income	64,730	37,533	170,007	143,273
Other than temporary impairment losses	(457)	(7,133)	(85,396)	(35,193)
Equity in earnings (loss) of unconsolidated equity affiliates	1,316	1,459	(442)	(2,042)
Miscellaneous - net	4,423	5,200	(20,468)	(2,439)
TOTAL	84,782	47,470	111,200	132,381

INTEREST AND OTHER CHARGES
Interest on long-term debt	130,132	128,746	383,255	371,793
Other interest - net	22,625	33,229	69,406	93,795
Allowance for borrowed funds used during construction	(8,252)	(5,939)	(26,547)	(15,992)
TOTAL	144,505	156,036	426,114	449,596

INCOME BEFORE INCOME TAXES	740,581	643,526	1,466,411	1,609,219

Income taxes	280,414	168,239	534,101	544,256

CONSOLIDATED NET INCOME	460,167	475,287	932,310	1,064,963

Preferred dividend requirements of subsidiaries	4,998	4,998	14,993	14,971

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$455,169	$470,289	$917,317	$1,049,992

Earnings per average common share:
Basic	$2.35	$2.47	$4.73	$5.48
Diluted	$2.32	$2.41	$4.66	$5.33
Dividends declared per common share	$0.75	$0.75	$2.25	$2.25

Basic average number of common shares outstanding	193,424,904	190,379,009	194,044,214	191,444,611
Diluted average number of common shares outstanding	195,875,241	194,960,830	197,382,562	197,064,629

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$932,310	$1,064,963
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(1,080)	(1,861)
Other regulatory charges (credits) - net	(29,371)	99,970
Depreciation, amortization, and decommissioning	947,301	896,945
Deferred income taxes, investment tax credits, and non-current taxes accrued	512,795	561,704
Equity in losses of unconsolidated equity affiliates - net of dividends	442	2,042
Changes in working capital:
Receivables	14,856	(265,349)
Fuel inventory	9,830	(19,881)
Accounts payable	(189,586)	126,665
Taxes accrued	46,931	-
Interest accrued	(12,176)	(8,152)
Deferred fuel	196,111	(395,618)
Other working capital accounts	(117,671)	(88,417)
Provision for estimated losses and reserves	(10,326)	230,834
Changes in other regulatory assets	(332,547)	941,625
Changes in pensions and other postretirement liabilities	(52,714)	(221,679)
Other	94,226	(230,977)
Net cash flow provided by operating activities	2,009,331	2,692,814

INVESTING ACTIVITIES
Construction/capital expenditures	(1,342,840)	(1,455,657)
Allowance for equity funds used during construction	47,499	28,782
Nuclear fuel purchases	(291,721)	(327,606)
Proceeds from sale/leaseback of nuclear fuel	197,706	250,447
Proceeds from sale of assets and businesses	39,054	30,725
Payment for purchase of plant	-	(266,823)
Insurance proceeds received for property damages	32,914	130,120
Changes in transition charge account	(8,359)	(2,151)
NYPA value sharing payment	(72,000)	(72,000)
Increase (decrease) in other investments	24,305	(227,976)
Proceeds from nuclear decommissioning trust fund sales	1,733,370	1,228,760
Investment in nuclear decommissioning trust funds	(1,807,589)	(1,259,288)
Net cash flow used in investing activities	(1,447,661)	(1,942,667)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
	2009	2008
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	781,497	3,433,184
Common stock and treasury stock	17,215	35,841
Retirement of long-term debt	(1,084,732)	(2,004,118)
Repurchase of common stock	(613,125)	(468,079)
Redemption of preferred stock	(1,847)	-
Dividends paid:
Common stock	(435,178)	(431,032)
Preferred stock	(14,993)	(15,028)
Net cash flow provided by (used in) financing activities	(1,351,163)	550,768

Effect of exchange rates on cash and cash equivalents	(218)	1,245

Net increase (decrease) in cash and cash equivalents	(789,711)	1,302,160

Cash and cash equivalents at beginning of period	1,920,491	1,253,728

Cash and cash equivalents at end of period	$1,130,780	$2,555,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$442,345	$455,791
Income taxes	$18,915	$127,953

Noncash financing activities:
Long-term debt retired (equity unit notes)	$(500,000)	$-
Common stock issued in settlement of equity unit purchase contracts	$500,000	$-

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2009 and December 31, 2008
(Unaudited)
	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$62,895	$115,876
Temporary cash investments	1,067,885	1,804,615
Total cash and cash equivalents	1,130,780	1,920,491
Securitization recovery trust account	20,421	12,062
Accounts receivable:
Customer	648,203	734,204
Allowance for doubtful accounts	(29,589)	(25,610)
Other	144,625	206,627
Accrued unbilled revenues	319,176	282,914
Total accounts receivable	1,082,415	1,198,135
Deferred fuel costs	58,971	167,092
Accumulated deferred income taxes	-	7,307
Fuel inventory - at average cost	206,315	216,145
Materials and supplies - at average cost	816,105	776,170
Deferred nuclear refueling outage costs	226,336	221,803
System agreement cost equalization	167,225	394,000
Prepayments and other	258,235	247,184
TOTAL	3,966,803	5,160,389

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	68,634	66,247
Decommissioning trust funds	3,142,309	2,832,243
Non-utility property - at cost (less accumulated depreciation)	224,555	231,115
Other	115,926	107,939
TOTAL	3,551,424	3,237,544

PROPERTY, PLANT AND EQUIPMENT
Electric	35,894,147	34,495,406
Property under capital lease	744,432	745,504
Natural gas	310,990	303,769
Construction work in progress	1,504,699	1,712,761
Nuclear fuel under capital lease	496,912	465,374
Nuclear fuel	612,625	636,813
TOTAL PROPERTY, PLANT AND EQUIPMENT	39,563,805	38,359,627
Less - accumulated depreciation and amortization	16,597,538	15,930,513
PROPERTY, PLANT AND EQUIPMENT - NET	22,966,267	22,429,114

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	625,469	581,719
Other regulatory assets	3,492,131	3,615,104
Deferred fuel costs	172,202	168,122
Goodwill	377,172	377,172
Other	1,018,867	1,047,654
TOTAL	5,685,841	5,789,771

TOTAL ASSETS	$36,170,335	$36,616,818

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2009 and December 31, 2008
(Unaudited)
	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$957,816	$544,460
Notes payable	55,031	55,034
Accounts payable	818,349	1,475,745
Customer deposits	320,632	302,303
Taxes accrued	122,141	75,210
Accumulated deferred income taxes	15,597	-
Interest accrued	175,134	187,310
Deferred fuel costs	275,609	183,539
Obligations under capital leases	162,893	162,393
Pension and other postretirement liabilities	39,367	46,288
System agreement cost equalization	255,859	460,315
Other	175,766	273,297
TOTAL	3,374,194	3,765,894

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	7,150,319	6,565,770
Accumulated deferred investment tax credits	312,688	325,570
Obligations under capital leases	374,177	343,093
Other regulatory liabilities	387,351	280,643
Decommissioning and asset retirement cost liabilities	2,810,824	2,677,495
Accumulated provisions	138,316	147,452
Pension and other postretirement liabilities	2,132,200	2,177,993
Long-term debt	9,972,091	11,174,289
Other	725,605	880,998
TOTAL	24,003,571	24,573,303

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	215,223	217,029

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2009 and 248,174,087 shares in 2008	2,548	2,482
Paid-in capital	5,369,474	4,869,303
Retained earnings	7,871,051	7,382,719
Accumulated other comprehensive loss	(17,561)	(112,698)
Less - treasury stock, at cost (65,853,363 shares in 2009 and
58,815,518 shares in 2008)	4,742,165	4,175,214
Total common shareholders' equity	8,483,347	7,966,592
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	8,577,347	8,060,592

TOTAL LIABILITIES AND EQUITY	$36,170,335	$36,616,818

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	2009		2008
	(In Thousands)

RETAINED EARNINGS
Retained Earnings - Beginning of period	$7,562,587		$7,027,630

Add:
Net income attributable to Entergy Corporation	455,169	$455,169	470,289	$470,289

Deduct:
Dividends declared on common stock	146,705		143,772

Retained Earnings - End of period	$7,871,051		$7,354,147

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$184,816		$(476,586)

Pension and other postretirement liabilities	(233,130)		(109,034)

Net unrealized investment gains	34,091		67,838

Foreign currency translation	3,609		6,824
Total	(10,614)		(510,958)

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of ($36,090) and $245,497)	(59,439)	(59,439)	439,852	439,852

Pension and other postretirement liabilities (net of tax benefit of ($255) and ($1,317))	1,456	1,456	(547)	(547)

Net unrealized investment gains (losses) (net of tax expense (benefit) of $56,880 and ($33,716))	51,321	51,321	(38,009)	(38,009)

Foreign currency translation (net of tax benefit of ($153) and ($902))	(285)	(285)	(1,676)	(1,676)

Balance at end of period:
Accumulated derivative instrument fair value changes	125,377		(36,734)

Pension and other postretirement liabilities	(231,674)		(109,581)

Net unrealized investment gains	85,412		29,829

Foreign currency translation	3,324		5,148
Total	$(17,561)		$(111,338)

Add: preferred dividend requirements of subsidiaries		4,998		4,998

Comprehensive Income (Loss)		$453,220		$874,907

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$5,375,265		$4,860,481

Add:
Common stock issuances related to stock plans	(5,791)		4,487
Total	(5,791)		4,487

Paid-in Capital - End of period	$5,369,474		$4,864,968

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009		2008
	(In Thousands)

RETAINED EARNINGS
Retained Earnings - Beginning of period	$7,382,719		$6,735,965

Add:
Net income attributable to Entergy Corporation	917,317	$917,317	1,049,992	$1,049,992
Adjustment related to implementation of new accounting pronouncement	6,365		-
Total	923,682		1,049,992

Deduct:
Dividends declared on common stock	435,350		431,810

Retained Earnings - End of period	$7,871,051		$7,354,147

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$120,830		$(12,540)

Pension and other postretirement liabilities	(232,232)		(107,145)

Net unrealized investment gains (losses)	(4,402)		121,611

Foreign currency translation	3,106		6,394
Total	(112,698)		8,320

Net derivative instrument fair value changes
arising during the period (net of tax expense (benefit) of $6,529 and ($14,377))	4,547	4,547	(24,194)	(24,194)

Pension and other postretirement liabilities (net of tax expense (benefit) of ($883) and $3,008)	558	558	(2,436)	(2,436)

Net unrealized investment gains (losses) (net of tax expense (benefit) of $95,830 and ($68,247))	96,179	96,179	(91,782)	(91,782)

Adjustment related to implementation of new accounting pronouncement (net of tax benefit of ($4,921))	(6,365)	-	-	-

Foreign currency translation (net of tax expense (benefit) of $117 and ($671))	218	218	(1,246)	(1,246)

Balance at end of period:
Accumulated derivative instrument fair value changes	125,377		(36,734)

Pension and other postretirement liabilities	(231,674)		(109,581)

Net unrealized investment gains	85,412		29,829

Foreign currency translation	3,324		5,148
Total	$(17,561)		$(111,338)

Add: preferred dividend requirements of subsidiaries		14,993		14,971

Comprehensive Income		$1,033,812		$945,305

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,869,303		$4,850,769

Add:
Common stock issuances in settlement of equity unit purchase contracts	499,934		-
Common stock issuances related to stock plans	237		14,199
Total	500,171		14,199

Paid-in Capital - End of period	$5,369,474		$4,864,968

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$967	$1,295	$(328)	(25)
Commercial	597	867	(270)	(31)
Industrial	484	897	(413)	(46)
Governmental	55	74	(19)	(26)
Total retail	2,103	3,133	(1,030)	(33)
Sales for resale	58	91	(33)	(36)
Other	34	(15)	49	327
Total	$2,195	$3,209	$(1,014)	(32)

Utility Billed Electric Energy
Sales (GWh):
Residential	11,213	10,671	542	5
Commercial	8,131	7,997	134	2
Industrial	9,473	10,110	(637)	(6)
Governmental	663	649	14	2
Total retail	29,480	29,427	53	-
Sales for resale	1,163	1,431	(268)	(19)
Total	30,643	30,858	(215)	(1)

Non-Utility Nuclear:
Operating Revenues	$684	$654	$30	5
Billed Electric Energy Sales (GWh)	10,876	10,316	560	5

	Nine Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$2,365	$2,833	$(468)	(17)
Commercial	1,677	2,076	(399)	(19)
Industrial	1,524	2,241	(717)	(32)
Governmental	156	186	(30)	(16)
Total retail	5,722	7,336	(1,614)	(22)
Sales for resale	197	277	(80)	(29)
Other	222	166	56	34
Total	$6,141	$7,779	$(1,638)	(21)

Utility Billed Electric Energy
Sales (GWh):
Residential	26,206	26,055	151	1
Commercial	20,842	20,922	(80)	-
Industrial	26,402	29,217	(2,815)	(10)
Governmental	1,802	1,805	(3)	-
Total retail	75,252	77,999	(2,747)	(4)
Sales for resale	3,863	4,160	(297)	(7)
Total	79,115	82,159	(3,044)	(4)

Non-Utility Nuclear:
Operating Revenues	$1,885	$1,945	$(60)	(3)
Billed Electric Energy Sales (GWh)	29,929	31,221	(1,292)	(4)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy's nuclear power plants.

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy's non-nuclear property insurance program.

Employment Litigation

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees and third parties not selected for open positions.  These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans.  Entergy and the Registrant Subsidiaries are responding to these lawsuits and proceedings and deny liability to the claimants.

Asbestos Litigation  (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos litigation at Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

Subsequent Events

Entergy evaluated events of which its management was aware subsequent to September 30, 2009, through the date that this quarterly report was issued, November 6, 2009.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 2.  RATE AND REGULATORY MATTERS

Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.  Following are updates to that discussion.

Fuel and purchased power cost recovery

See Note 2 to the financial statements in the Form 10-K for information regarding fuel proceedings involving the Utility operating companies.  Following are updates to that information.

Entergy Arkansas

Energy Cost Recovery Rider

In March 2009, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2009 through March 2010.  The filed energy cost rate decreased from $0.02456/kWh to $0.01552/kWh.  The decrease was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, had refueling outages in 2008, and the previous energy cost rate had been adjusted to account for the replacement power costs that would be incurred while these units were down; 2) Entergy Arkansas has a deferred fuel cost liability from over-recovered fuel costs at December 31, 2008, as compared to a deferred fuel cost asset from under-recovered fuel costs at December 31, 2007; offset by 3) an increase in the fuel and purchased power prices included in the calculation.

In August 2009, as provided for by its energy cost recovery rider, Entergy Arkansas filed with the APSC an interim revision to its energy cost rate.  The revised energy cost rate is a decrease from $0.01552/kWh to $0.01206/kWh.  The decrease was caused by a decrease in natural gas and purchased power prices from the levels used in setting the rate in March 2009.  The interim revised energy cost rate went into effect for the first billing cycle of September 2009.  In its order approving the new rate, the APSC ordered Entergy Arkansas to show cause why the rate should not be further reduced.  In its September 14, 2009 response, Entergy Arkansas explained that it used the same methodology it had used in previous interim revisions, which is based on estimating what the rate would be in the next annual update based on the information known at the time.  There has been no further activity in this proceeding.

Entergy Mississippi

In August 2009 the MPSC retained an independent audit firm to audit Entergy Mississippi's fuel adjustment clause submittals for the period October 2007 through September 2009.  The audit report is due to the MPSC by December 15, 2009.

Entergy Texas

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  The PUCT adopted the ALJ's proposal for decision in December 2008.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, the PUCT's decision would result in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery.  The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas commenced proceedings in both state and federal district courts seeking to reverse the PUCT's decision.  On May 12, 2009, certain defendants, in their official capacities as Commissioners of the PUCT, filed a motion to dismiss Entergy Texas' pending complaint before the U.S. District Court for the Western District of Texas.  The federal proceeding, including a ruling on the motion to dismiss, has been abated pending further action by the FERC in the proceeding discussed below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas also filed with the FERC a proposed amendment to the System Agreement bandwidth formula to specifically calculate the payments to Entergy Gulf States Louisiana and Entergy Texas of Entergy Gulf States, Inc.'s rough production cost equalization receipts for 2007.  On May 8, 2009, the FERC issued an order rejecting the proposed amendment, stating, among other things, that the FERC does not have jurisdiction over the allocation of an individual utility's receipts/payments among or between its retail jurisdictions and that this was a matter for the courts to review in the pending proceedings noted above.  Because of the FERC's order, Entergy Texas recorded the effects of the PUCT's allocation of the additional $18.6 million to retail customers in the second quarter 2009.  On an after-tax basis, the charge to earnings was approximately $13.0 million (including interest).  Entergy requested rehearing of the FERC's order, and on July 8, 2009, the FERC granted the request for rehearing for the limited purpose of affording more time for consideration of Entergy's request.

In May 2009, Entergy Texas filed with the PUCT a request to refund $46.1 million, including interest, of fuel cost recovery over-collections through February 2009.  Entergy Texas requested that the proposed refund be made over a four-month period beginning June 2009.  Pursuant to a stipulation among the various parties, in June 2009 the PUCT issued an order approving a refund of $59.2 million, including interest, of fuel cost recovery overcollections through March 2009.  The refund was made over a three-month period beginning July 2009.

In September 2009, Entergy Texas filed with the PUCT a request for a good cause exception to implement a power cost recovery factor to collect approximately $26 million annually associated with a new purchased power contract with Entergy Arkansas that takes effect January 1, 2010.  Entergy Texas proposes that the power cost recovery factor be approved beginning January 2010 and remain in place until the contract expires or new rates that include the cost of the contract are set after a general rate case, whichever is earlier.  This matter is pending before the PUCT, and a procedural schedule has not been set.  The ALJ suspended the effective date of the factor until March 22, 2010.

In October 2009, Entergy Texas filed with the PUCT a request to refund approximately $71 million, including interest, of fuel cost recovery over-collections through September 2009.  Entergy Texas requested that the proposed refund be made over a six-month period beginning January 2010.  The matter is pending before the PUCT, and a procedural schedule has not been set.

Storm Cost Recovery Filings

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding, which is discussed in the Form 10-K, eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and has reinstated storm reserve accounting effective January 1, 2009.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities.  The current cost estimate for the damage caused by the ice storm is in the lower end of the range of approximately $120 million to $140 million, of which approximately $65 million to $80 million is estimated to be operating and maintenance type costs and the remainder is estimated to be capital investment.  On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm.  On February 16, 2009, Entergy Arkansas filed a request with the APSC for an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery.  The APSC issued such an order in March 2009 subject to certain conditions, including that if Entergy Arkansas seeks to recover the deferred costs, those costs will be subject to investigation for whether they are incremental, prudent, and reasonable.  Entergy Arkansas is still analyzing its options for the method of recovery of the ice storm restoration costs.  One option is securitization, and in April 2009 a law was enacted in Arkansas that authorizes securitization of storm damage restoration costs.  Entergy Arkansas' September 2009 general rate filing requests recovery of the 2009 ice storm costs over 10 years if it is expected that securitization would not produce lower costs for customers.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana and Entergy Louisiana Hurricane Gustav and Hurricane Ike Filing

See the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to portions of Entergy's service territories in Louisiana in September 2008.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  Entergy Gulf States Louisiana seeks a determination that $152.6 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $90 million.  Entergy Louisiana seeks a determination that $267.4 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $200 million.  The storm restoration costs are net of costs that have already been paid from previously funded storm reserves.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana made a supplemental filing to, among other things, recommend recovery of the costs and replenishment of the storm reserves by Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing.  The parties have agreed to a procedural schedule that includes March 2010 hearing dates for both the recoverability and the method of recovery proceedings.

Entergy Texas Hurricane Ike and Hurricane Gustav Filing

See the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to portions of Entergy's service territory in Texas in September 2008.  In April 2009 a law was enacted in Texas that authorizes recovery of these types of costs by securitization.  Entergy Texas filed its storm cost recovery case in April 2009 seeking a determination that $577.5 million of Hurricane Ike and Hurricane Gustav restoration costs are recoverable, including estimated costs for work to be completed.  On August 5, 2009, Entergy Texas submitted to the ALJ an unopposed settlement agreement intended to resolve all issues in the storm cost recovery case.  Under the terms of the agreement $566.4 million, plus carrying costs, are eligible for recovery.  Insurance proceeds will be credited as an offset to the securitized amount.  Of the $11.1 million difference between Entergy Texas' request and the amount agreed to, which is part of the black box agreement and not directly attributable to any specific individual issues raised, $6.8 million is operation and maintenance expense for which Entergy Texas recorded a charge in the second quarter 2009.  The remaining $4.3 million was recorded as utility plant.  The PUCT approved the settlement in August 2009, and in September 2009 the PUCT approved recovery of the costs, plus carrying costs, by securitization.  See Note 4 to the financial statements for a discussion of the issuance of the securitization bonds.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to the Form 10-K.

Filings with the APSC

Retail Rates

See the Form 10-K for a discussion of the rate filing made by Entergy Arkansas and the proceedings regarding that filing.  On April 23, 2009, the Arkansas Supreme Court denied Entergy Arkansas' petition for review of the Court of Appeals decision.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

On September 4, 2009, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Entergy Arkansas requested a $223.2 million base rate increase that would become effective in July 2010.  The filing reflects an 11.5% return on equity using a projected capital structure, and proposes a formula rate plan mechanism.  Proposed formula rate plan provisions include a +/- 25 basis point bandwidth, with earnings outside the bandwidth reset to the 11.5% return on common equity midpoint and rates changing on a prospective basis depending on whether Entergy Arkansas is over or under-earning.  The proposed formula rate plan also includes a recovery mechanism for APSC-approved costs for additional capacity purchases or construction/acquisition of new transmission or generating facilities.  The filing also requests recovery of 2009 ice storm costs over 10 years if it is expected that securitization will not produce lower costs for customers.  Entergy Arkansas is also seeking an increase in its annual storm damage accrual from $14.4 million to $22.3 million.  The APSC scheduled hearings in the proceeding beginning in May 2010.

Filings with the LPSC

(Entergy Louisiana)

See the Form 10-K for a discussion of Entergy Louisiana's formula rate plan filings with the LPSC for the 2007 and 2006 test years.  The LPSC staff and intervenors issued their reports on Entergy Louisiana's 2007 test year filing in July 2008 and, with minor exceptions, primarily raised proposed disallowance issues that were previously raised with regard to Entergy Louisiana's 2006 test year filing and remained at issue in that proceeding.  The 2006 test year included Entergy Louisiana's request to recover unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina.  In October 2009 the LPSC approved a settlement that resolves the 2007 and 2006 test year filings.  The settlement provides for a new formula rate plan for the 2008, 2009, and 2010 test years.  Entergy Louisiana is permitted, effective with the November 2009 billing cycle, to reset its rates to achieve a 10.25% return on equity for the 2008 test year.  10.25% is the target midpoint return on equity for the new formula rate plan, with an earnings bandwidth of +/- 80 basis points (9.45% - 11.05%).  The rate reset, a $20.5 million increase, was implemented for the November 2009 billing cycle, and the rate reset will be subject to refund pending review of the 2008 test year filing that was made on October 21, 2009.  The settlement does not allow recovery through the formula rate plan of most of Entergy Louisiana's costs associated with Entergy's stock option plan.  Pursuant to the settlement Entergy Louisiana will refund to its customers $12.9 million, which includes interest, in the November 2009 billing cycle.

(Entergy Gulf States Louisiana)

See the Form 10-K for a discussion of Entergy Gulf States Louisiana's formula rate plan filing with the LPSC for the 2007 test year.  In October 2009 the LPSC approved a settlement that resolves the 2007 test year filing.  The settlement provides for a new formula rate plan for the 2008, 2009, and 2010 test years.  Entergy Gulf States Louisiana is permitted, effective with the November 2009 billing cycle, to reset its rates to achieve a 10.65% return on equity for the 2008 test year.  10.6510.65% is the target midpoint return on equity for the new formula rate plan, with an earnings bandwidth of +/- 75 basis points (9.90% - 11.40%).  The rate reset, a $36.7 million increase, was implemented for the November 2009 billing cycle, and the rate reset will be subject to refund pending review of the 2008 test year filing that was made on October 21, 2009.  The settlement does not allow recovery through the formula rate plan of most of Entergy Gulf States Louisiana's costs associated with Entergy's stock option plan.  Pursuant to the settlement Entergy Gulf States Louisiana will refund to its customers $3.7 million, which includes interest, in the November 2009 billing cycle.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2009, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2008.  The filing showed a revenue deficiency of $529 thousand based on a return on common equity mid-point of 10.5%.  In April 2009, Entergy Gulf States Louisiana implemented a $255 thousand rate increase pursuant to an uncontested settlement with the LPSC staff.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the MPSC

On September 18, 2009, Entergy Mississippi filed proposed modifications to its formula rate plan rider.  The proposed modifications include: (1) resetting Entergy Mississippi's return on common equity to the middle of the formula rate plan bandwidth each year and eliminating the 50/50 sharing in the current plan, (2) replacing the current rate change limit of two percent of revenues subject to a $14.5 million revenue adjustment cap with a proposed limit of four percent of revenues, (3) implementing a projected test year for the annual filing and subsequent look-back for the prior year, and (4) modifying the performance measurement process.

In March 2009, Entergy Mississippi made with the MPSC its annual scheduled formula rate plan filing for the 2008 test year.  The filing reported a $27.0 million revenue deficiency and an earned return on common equity of 7.41%.  Entergy Mississippi requested a $14.5 million increase in annual electric revenues, which is the maximum increase allowed under the terms of the formula rate plan.  The MPSC issued an order on June 30, 2009, finding that Entergy Mississippi's earned return was sufficiently below the lower bandwidth limit set by the formula rate plan to require a $14.5 million increase in annual revenues, effective for bills rendered on or after June 30, 2009.

In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted.  In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that would result in a $3.8 million rate increase.  In January 2009 the MPSC rejected the settlement and left the current rates in effect.  Entergy Mississippi appealed the MPSC's decision to the Mississippi Supreme Court.  After the decision of the MPSC regarding the formula rate plan filing for the 2008 test year, Entergy Mississippi filed a motion to dismiss its appeal to the Mississippi Supreme Court.

Filings with the City Council

Retail Rates

As discussed in the Form 10-K, on July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council.  On April 2, 2009, the City Council approved a comprehensive settlement.  The settlement provides for a net $35.3 million reduction in combined fuel and non-fuel electric revenue requirement, including conversion of the $10.6 million voluntary recovery credit to a permanent reduction and complete realignment of Grand Gulf cost recovery from fuel to electric base rates, and a $4.95 million gas rate increase, both effective June 1, 2009.  A new three-year formula rate plan was also adopted, with terms including an 11.1% electric return on common equity (ROE) with a +/- 40 basis point bandwidth and a 10.75% gas ROE with a +/- 50 basis point bandwidth.  Earnings outside the bandwidth reset to the midpoint ROE, with rates changing on a prospective basis depending on whether Entergy New Orleans is over- or under-earning.  The formula rate plan also includes a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure events.

The rate case settlement also included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  On September 17, 2009, the City Council approved the programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs.  The programs are expected to begin in 2010.

Fuel Adjustment Clause Litigation

See the Form 10-K for a discussion of the lawsuit filed by a group of ratepayers in April 1999 against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers, which currently remains pending, and the corresponding complaint filed with the City Council.  In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through

Entergy Corporation and Subsidiaries
Notes to Financial Statements

 September 2004.  In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher.  In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.  On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  In April 2009 the Louisiana Supreme Court reversed the decision of the Louisiana Fourth Circuit Court of Appeal and reinstated the decision of the Civil District Court.  On April 17, 2009, the plaintiffs requested rehearing by the Louisiana Supreme Court.  On May 29, 2009, the Louisiana Supreme Court denied the request for rehearing.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

As discussed in the Form 10-K, Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million.  On December 16, 2008, Entergy Texas filed a term sheet that reflected a settlement agreement that included the PUCT Staff and the other active participants in the rate case.  On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the agreement.  The agreement includes a $46.7 million base rate increase, among other provisions.  Under the ALJs' interim order, Entergy Texas implemented interim rates, subject to refund and surcharge, reflecting the rates established through the settlement.  These rates became effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008.  In addition, the existing recovery mechanism for incremental purchased power capacity costs ceased as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding.  Certain Texas municipalities exercised their original jurisdiction and took final action to approve rates consistent with the interim rates approved by the ALJs.  In March 2009, the PUCT approved the settlement, which made the interim rates final, and this PUCT decision is now final and non-appealable.

Arkansas Attorney General and AEEC appeals

As discussed in the Form 10-K, the Arkansas attorney general and the AEEC appealed a December 2007 APSC order that addressed Entergy Arkansas' production cost allocation, energy cost recovery, and capacity costs riders.  Pursuant to a motion of the Arkansas attorney general and the AEEC, in September 2009 the Arkansas Court of Appeals dismissed the appeal.

Electric Industry Restructuring in Texas

See Note 2 to the financial statements in the Form 10-K for a discussion of electric restructuring activity that involves Entergy Texas.  In June 2009, a law was enacted in Texas that requires Entergy Texas to cease all activities relating to Entergy Texas' transition to competition.  The law allows Entergy Texas to remain a part of the SERC Region, although it does not prevent Entergy Texas from joining the Southwest Power Pool.  The law provides that any further proceedings to certify a power region that Entergy Texas belongs to as a qualified power region can be initiated by the PUCT, or on motion by another party, when the conditions supporting such a proceeding exist.  Under the new law, the PUCT may not approve a transition to competition plan for Entergy Texas until the expiration of four years from the PUCT's certification of Entergy Texas' power region.  In response to the new law, Entergy Texas in June 2009 gave notice to the PUCT of the withdrawal of its transition to competition plan, and requested that its transition to competition proceeding be dismissed.  In July 2009 the ALJ dismissed the proceeding.

The new law also contains provisions that allow Entergy Texas to be included in a cost recovery mechanism that permits annual filings for the recovery of reasonable and necessary expenditures for transmission infrastructure improvement and changes in wholesale transmission charges.  This mechanism was previously available to other non-ERCOT Texas utility companies, but not to Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The new law further amends already existing law that had required Entergy Texas to propose for PUCT approval a tariff to allow eligible customers the ability to contract for competitive generation.  The amending language in the new law provides, among other things, that:  1) the tariff shall not be implemented in a manner that harms the sustainability or competitiveness of manufacturers who choose not to participate in the tariff; 2) Entergy Texas shall "purchase competitive generation service, selected by the customer, and provide the generation at retail to the customer"; and 3)  Entergy Texas shall provide and price transmission service and ancillary services under that tariff at a rate that is unbundled from its cost of service.    The new law directs that the PUCT may not issue an order on the tariff that is contrary to an applicable decision, rule, or policy statement of a federal regulatory agency having jurisdiction.  Entergy Texas has thus far not made a filing with the PUCT in response to the newly adopted law addressing the tariff.  The new law provides that the PUCT shall approve, reject, or modify the proposed tariff not later than September 1, 2010.

NOTE 3.  EQUITY

Common Stock

Common Stock Issuances

In February 2009, Entergy Corporation was unable to remarket successfully $500 million of notes payable associated with its equity units.  The note holders therefore put the notes to Entergy, Entergy retired the notes, and Entergy issued 6,598,000 shares of common stock to the note holders.

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended September 30,
	2009			2008
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$455.2	193.4	$2.35	$470.3	190.4	$2.47
Average dilutive effect of:
Stock options	-	2.5	(0.03)	-	3.8	(0.05)
Equity units	-	-	-	-	0.8	(0.01)

Diluted earnings per share	$455.2	195.9	$2.32	$470.3	195.0	$2.41

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	For the Nine Months Ended September 30,
	2009			2008
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$917.3	194.0	$4.73	$1,050	191.4	$5.48
Average dilutive effect of:
Stock options	-	2.2	(0.06)	-	4.5	(0.12)
Equity units	$3.2	1.2	(0.01)	-	1.2	(0.03)

Diluted earnings per share	$920.5	197.4	$4.66	$1,050	197.1	$5.33

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the nine months ended September 30, 2009, Entergy Corporation issued 642,155 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.  Also during the nine months ended September 30, 2009, Entergy Corporation purchased 7,680,000 shares of common stock for a total purchase price of $613.1 million.

Retained Earnings

On October 30, 2009, Entergy Corporation's Board of Directors declared a common stock dividend of $0.75 per share, payable on December 1, 2009 to holders of record as of November 12, 2009.

Presentation of Non-Controlling Interests

In 2007, the FASB issued a new accounting pronouncement regarding non-controlling interests that requires generally that ownership interests in subsidiaries held by parties other than the reporting company (non-controlling interests) be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the controlling shareholders' equity, and that the amount of consolidated net income attributable to the reporting company and to the non-controlling interests be clearly identified and presented on the face of the consolidated income statement.  This new accounting pronouncement became effective for Entergy in the first quarter 2009 and applies to preferred securities issued by Entergy subsidiaries to third parties.

Presentation of Preferred Stock without Sinking Fund

In connection with the adoption of the new accounting pronouncement regarding non-controlling interests Entergy evaluated the accounting standards regarding the classification and measurement of redeemable securities.  These standards require the classification of securities between liabilities and shareholders' equity if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  The Entergy Arkansas, Entergy Mississippi, and Entergy New

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Orleans articles of incorporation provide, generally, that the holders of each company's preferred securities may elect a majority of the respective company's board of directors if dividends are not paid for a year, until such time as the dividends in arrears are paid.  Therefore, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans present their preferred securities outstanding between liabilities and shareholders' equity.  Entergy Gulf States Louisiana and Entergy Louisiana, both organized as limited liability companies, have outstanding preferred securities with similar protective rights with respect to unpaid dividends, but provide for the election of board members that would not constitute a majority of the board; and their preferred securities are therefore classified for all periods presented as a component of members' equity.

The outstanding preferred securities of Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Asset Management (whose preferred holders also have protective rights as described in Note 6 to the financial statements in the Form 10-K) are similarly presented between liabilities and shareholders' equity in Entergy's consolidated financial statements and the outstanding preferred securities of Entergy Gulf States Louisiana and Entergy Louisiana are presented within total equity in Entergy's consolidated financial statements.  The preferred dividends or distributions paid by all subsidiaries are reflected for all periods presented outside of consolidated net income.  The accompanying financial statements do not separately reconcile the beginning and ending balances of preferred securities because there is not a significant net change in the balance of the securities between periods.

NOTE 4.  LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.09% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2009 was 1.542% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2009.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,384	$28	$1,088

Entergy Corporation's facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Entergy is in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of September 30, 2009 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2009

Entergy Arkansas	April 2010	$88 million (b)	5.0%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.72125%	-
Entergy Louisiana	August 2012	$200 million (d)	0.65625%	-
Entergy Mississippi	May 2010	$35 million (e)	1.99625%	-
Entergy Mississippi	May 2010	$25 million (e)	1.99625%	-
Entergy Mississippi	May 2010	$10 million (e)	1.99625%	-
Entergy Texas	August 2012	$100 million (f)	0.72125%	-

(a)	The interest rate is the rate as of September 30, 2009 that would be applied to the outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization and contains an interest rate floor of 5%.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of September 30, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($699 million as of September 30, 2009 and $770 million as of December 31, 2008) is excluded from debt and capitalization in calculating the debt ratio.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of September 30, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of September 30, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2011 under a FERC order dated October 14, 2009. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2009 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	-
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy	$200	-

Entergy Texas Note Payable to Entergy Corporation

In December 2008, Entergy Texas borrowed $160 million from its parent company, Entergy Corporation, under a $300 million revolving credit facility pursuant to an Inter-Company Credit Agreement between Entergy Corporation and Entergy Texas.  The note had a December 3, 2013 maturity date.  Entergy Texas used the proceeds, together with other available corporate funds, to pay at maturity the portion of the $350 million Floating Rate series of first mortgage bonds due December 2008 that had been assumed by Entergy Texas, and that bond series is no longer outstanding.  In January 2009, Entergy Texas repaid its $160 million note payable to Entergy Corporation with the proceeds from the bond issuance discussed below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Debt Issuances

(Entergy Gulf States Louisiana)

In October 2009, Entergy Gulf States Louisiana issued $300 million of 5.59% Series first mortgage bonds due October 2024.  Entergy Gulf States Louisiana will use the proceeds to pay on or prior to maturity its first mortgage bonds, Floating Rate Series due December 2009, which have an outstanding aggregate principal amount of $219,470,000 (of which Entergy Texas is obligated to pay approximately $100.5 million in principal amount), for working capital, and for general corporate purposes.

(Entergy Mississippi)

In June 2009, Entergy Mississippi issued $150 million of 6.64% Series first mortgage bonds due July 2019.  Entergy Mississippi used the proceeds to repay outstanding borrowings on its credit facilities, to repay short-term borrowings under the Entergy System money pool, and for other general corporate purposes.

(Entergy Texas)

In January 2009, Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds due February 2019. Entergy Texas used a portion of the proceeds to repay its $160 million note payable to Entergy Corporation, to repay the $100 million outstanding on its credit facility, to repay short-term borrowings under the Entergy System money pool, and to repay prior to maturity Entergy Texas' obligations related to the following debt series pursuant to the debt assumption agreement with Entergy Gulf States Louisiana:

Governmental Bonds share assumed under debt assumption agreement:	Amount
(In Thousands)

6.75% Series due 2012, Calcasieu Parish	$22,115
6.7% Series due 2013, Point Coupee Parish	$7,990
7.0% Series due 2015, West Feliciana Parish	$22,400
6.6% Series due 2028, West Feliciana Parish	$18,320

Entergy Texas used the remaining proceeds for other general corporate purposes.

In May 2009, Entergy Texas issued $150 million of 7.875% Series Mortgage Bonds due June 2039.  Entergy Texas intends to use the proceeds to repay on or prior to maturity Entergy Texas' obligation related to the $100,509,000 of Floating Rate Series Mortgage Bonds due December 2009 pursuant to the debt assumption agreement with Entergy Gulf States Louisiana and for other general corporate purposes.  A portion of the net proceeds were used to repay borrowings from the Entergy System money pool and invested in temporary cash investments and the Entergy System money pool.

Entergy Texas Securitization Bonds

In September 2009 the PUCT authorized the issuance of securitization bonds to recover $566.4 million of Entergy Texas' Hurricane Ike and Hurricane Gustav restoration costs, plus carrying costs and transaction costs, offset by insurance proceeds.  In November 2009, Entergy Texas Restoration Funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds), as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Amount
(In Thousands)
Senior Secured Transition Bonds:
Tranche A-1 (2.12%) due February 2016	$182,500
Tranche A-2 (3.65%) due August 2019	144,800
Tranche A-3 (4.38%) due November 2023	218,600
Total senior secured transition bonds	$545,900

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding expects to make principal payments on the bonds over the next five years in the amounts of $12.7 million for 2010, $37.8 million for 2011, $38.6 million for 2012, $39.4 million for 2013, and $40.2 million for 2014.  All of the expected principal payments for 2010-2014 are for Tranche A-1.

With the proceeds, Entergy Texas Restoration Funding purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  Entergy Texas expects to use the proceeds to reduce debt.  The creditors of Entergy Texas do not have recourse to the assets or revenues of Entergy Texas Restoration Funding, including the transition property, and the creditors of Entergy Texas Restoration Funding do not have recourse to the assets or revenues of Entergy Texas.  Entergy Texas has no payment obligations to Entergy Texas Restoration Funding except to remit transition charge collections.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2009 are as follows:

	Book Value of Long-Term Debt (a)	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$10,050,293	$10,293,961
Entergy Arkansas	$1,437,851	$1,454,111
Entergy Gulf States Louisiana	$1,976,711	$2,000,001
Entergy Louisiana	$1,139,773	$1,188,515
Entergy Mississippi	$845,285	$880,741
Entergy New Orleans	$198,021	$203,045
Entergy Texas	$1,651,498	$1,757,379
System Energy	$478,092	$486,386

(a)
The values exclude lease obligations of $241 million at Entergy Louisiana and $267 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, affiliate notes payable of $74 million at Entergy New Orleans, and the note payable to NYPA of $191 million at Entergy, and include debt due within one year.

(b)	The fair value is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  STOCK-BASED COMPENSATION

Entergy grants stock options, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy's plans generally vest over three years.

The following table includes financial information for stock options for the third quarter and nine months ended September 30 for each of the years presented:

	2009	2008
	(In Millions)

Compensation expense included in Entergy's Net Income for the third quarter	$4.2	$4.7
Tax benefit recognized in Entergy's Net Income for the third quarter	$1.6	$1.8

Compensation expense included in Entergy's Net Income for the nine months ended September 30,	$12.7	$13.8
Tax benefit recognized in Entergy's Net Income for the nine months ended September 30,	$4.9	$5.3

Compensation cost capitalized as part of fixed assets and inventory as of September 30,	$2.4	$2.6

Entergy granted 1,084,800 stock options during the first quarter 2009 with a weighted-average fair value of $12.47.  At September 30, 2009, there were 11,547,571 stock options outstanding with a weighted-average exercise price of $69.17.  The aggregate intrinsic value of the stock options outstanding at September 30, 2009 was $123.5 million.

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the third quarters of 2009 and 2008, included the following components:

	2009	2008
	(In Thousands)

Service cost - benefits earned during the period	$22,412	$22,598
Interest cost on projected benefit obligation	54,543	51,647
Expected return on assets	(62,305)	(57,639)
Amortization of prior service cost	1,249	1,266
Amortization of loss	5,600	6,708
Net pension costs	$21,499	$24,580

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy's qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2009 and 2008, included the following components:

	2009	2008
	(In Thousands)

Service cost - benefits earned during the period	$67,236	$67,794
Interest cost on projected benefit obligation	163,629	154,941
Expected return on assets	(186,915)	(172,917)
Amortization of prior service cost	3,747	3,798
Amortization of loss	16,800	20,124
Net pension costs	$64,497	$73,740

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the third quarters of 2009 and 2008, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,400	$1,748	$1,974	$995	$425	$917	$880
Interest cost on projected
benefit obligation	11,761	5,279	6,940	3,676	1,470	3,935	2,139
Expected return on assets	(12,187)	(7,516)	(8,197)	(4,236)	(1,815)	(5,185)	(2,766)
Amortization of prior service
cost	212	110	119	85	52	80	9
Amortization of loss	1,764	79	703	324	305	43	109
Net pension cost/(income)	$4,950	($300)	$1,539	$844	$437	($210)	$371

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,584	$1,841	$2,058	$1,063	$445	$968	$930
Interest cost on projected
benefit obligation	11,616	5,047	6,784	3,627	1,415	3,882	1,937
Expected return on assets	(11,765)	(7,165)	(8,134)	(4,075)	(1,839)	(5,047)	(2,452)
Amortization of prior service
cost	223	110	119	90	52	80	9
Amortization of loss	2,303	115	920	485	319	156	90
Net pension cost/(income)	$5,961	($52)	$1,747	$1,190	$392	$39	$514

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2009 and 2008, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,200	$5,244	$5,922	$2,985	$1,275	$2,751	$2,640
Interest cost on projected
benefit obligation	35,283	15,837	20,820	11,028	4,410	11,805	6,417
Expected return on assets	(36,561)	(22,548)	(24,591)	(12,708)	(5,445)	(15,555)	(8,298)
Amortization of prior service
cost	636	330	357	255	156	240	27
Amortization of loss	5,292	237	2,109	972	915	129	327
Net pension cost/(income)	$14,850	($900)	$4,617	$2,532	$1,311	($630)	$1,113

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,752	$5,523	$6,174	$3,189	$1,335	$2,904	$2,790
Interest cost on projected
benefit obligation	34,848	15,141	20,352	10,881	4,245	11,646	5,811
Expected return on assets	(35,295)	(21,495)	(24,402)	(12,225)	(5,517)	(15,141)	(7,356)
Amortization of prior service
cost	669	330	357	270	156	240	27
Amortization of loss	6,909	345	2,760	1,455	957	468	270
Net pension cost/(income)	$17,883	($156)	$5,241	$3,570	$1,176	$117	$1,542

Entergy recognized $10.4 million and $4.3 million in pension cost for its non-qualified pension plans in the third quarters of 2009 and 2008, respectively.  In the third quarter 2009, Entergy recognized a $6.2 million settlement charge related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.  Entergy recognized $19.3 million and $12.8 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2009 and 2008, respectively, including the $6.2 million settlement charge recognized in the third quarter 2009.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the third quarters of 2009 and 2008:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas
	(In Thousands)
Non-Qualified Pension Cost Third Quarter 2009	$99	$1,021	$14	$43	$21	$186
Settlement Charge Recognized in the Third Quarter 2009 Included in Cost Above	$ -	$947	$9	$ -	$ -	$ -
Non-Qualified Pension Cost Third Quarter 2008	$133	$78	$7	$54	$12	$227

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the nine months ended September 30, 2009 and 2008:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas
	(In Thousands)
Non-Qualified Pension Cost Nine Months Ended September 30, 2009	$297	$1,215	$26	$129	$61	$556
Settlement Charge Recognized in the Nine Months Ended September 30, 2009 Included in Cost Above	$ -	$947	$9	$ -	$ -	$ -
Non-Qualified Pension Cost Nine Months Ended September 30, 2008	$399	$234	$21	$162	$36	$681

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the third quarters of 2009 and 2008, included the following components:

	2009	2008
	(In Thousands)

Service cost - benefits earned during the period	$11,691	$11,800
Interest cost on APBO	18,816	17,824
Expected return on assets	(5,871)	(7,027)
Amortization of transition obligation	933	957
Amortization of prior service cost	(4,024)	(4,104)
Amortization of loss	4,743	3,890
Net other postretirement benefit cost	$26,288	$23,340

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy's other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2009 and 2008, included the following components:

	2009	2008
	(In Thousands)

Service cost - benefits earned during the period	$35,073	$35,400
Interest cost on APBO	56,448	53,472
Expected return on assets	(17,613)	(21,081)
Amortization of transition obligation	2,799	2,871
Amortization of prior service cost	(12,072)	(12,312)
Amortization of loss	14,229	11,670
Net other postretirement benefit cost	$78,864	$70,020

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the third quarters of 2009 and 2008, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,765	$1,196	$1,147	$530	$311	$619	$513
Interest cost on APBO	3,759	2,005	2,297	1,173	967	1,490	605
Expected return on assets	(2,143)	-	-	(757)	(684)	(1,556)	(414)
Amortization of transition
obligation	205	60	96	88	416	66	2
Amortization of prior service
cost	(197)	(77)	117	(62)	90	19	(245)
Amortization of loss	2,087	494	553	657	381	799	320
Net other postretirement benefit cost	$5,476	$3,678	$4,210	$1,629	$1,481	$1,437	$781

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,706	$1,251	$1,099	$514	$295	$606	$513
Interest cost on APBO	3,443	1,917	2,187	1,141	953	1,440	531
Expected return on assets	(2,492)	-	-	(905)	(789)	(1,885)	(511)
Amortization of transition
obligation	205	84	96	88	415	66	2
Amortization of prior service
cost	(197)	146	117	(62)	90	72	(283)
Amortization of loss	1,440	494	677	534	291	357	177
Net other postretirement benefit cost	$4,105	$3,892	$4,176	$1,310	$1,255	$656	$429

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2009 and 2008, included the following components:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,295	$3,588	$3,441	$1,590	$933	$1,857	$1,539
Interest cost on APBO	11,277	6,015	6,891	3,519	2,901	4,470	1,815
Expected return on assets	(6,429)	-	-	(2,271)	(2,052)	(4,668)	(1,242)
Amortization of transition
obligation	615	180	288	264	1,248	198	6
Amortization of prior service
cost	(591)	(231)	351	(186)	270	57	(735)
Amortization of loss	6,261	1,482	1,659	1,971	1,143	2,397	960
Net other postretirement benefit cost	$16,428	$11,034	$12,630	$4,887	$4,443	$4,311	$2,343

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,118	$3,753	$3,297	$1,542	$885	$1,818	$1,539
Interest cost on APBO	10,329	5,751	6,561	3,423	2,859	4,320	1,593
Expected return on assets	(7,476)	-	-	(2,715)	(2,367)	(5,655)	(1,533)
Amortization of transition
obligation	615	252	288	264	1,245	198	6
Amortization of prior service
cost	(591)	438	351	(186)	270	216	(849)
Amortization of loss	4,320	1,482	2,031	1,602	873	1,071	531
Net other postretirement benefit cost	$12,315	$11,676	$12,528	$3,930	$3,765	$1,968	$1,287

Employer Contributions

As of the end of October 2009, Entergy contributed $132 million to its pension plans in 2009.  Entergy does not anticipate making additional contributions to its qualified pension plans in 2009.  Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2009 plan year and beyond, may affect the level of Entergy's pension contributions in the future.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries contributed the following to qualified pension plans through October 2009 and do not anticipate additional contributions in 2009:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Pension contributions made through October 2009	$24,808	$6,029	$7,623	$5,819	$1,107	$3,577	$4,747
Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2008 Accumulated Postretirement Benefit Obligation (APBO) by $187 million, and reduced the third quarter 2009 and 2008 other postretirement benefit cost by $6.0 million and $6.2 million, respectively.  It reduced the nine months ended September 30, 2009 and 2008 other postretirement benefit cost by $18.0 million and $18.6 million, respectively.  In the third quarter 2009, Entergy received $2.7 million in Medicare subsidies for prescription drug claims.  In the nine months ended September 30, 2009, Entergy received $3.8 million in Medicare subsidies for prescription drug claims.

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2008 APBO and the third quarters 2009 and 2008 other postretirement benefit cost and the nine months ended September 30, 2009 and 2008 other postretirement benefit cost for the Registrant Subsidiaries as follows:

		Entergy			Entergy
	Entergy	Gulf States	Entergy	Entergy	New	Entergy	System
	Arkansas	Louisiana	Louisiana	Mississippi	Orleans	Texas	Energy
	(In Thousands)
Reduction in 12/31/2008 APBO	($40,610)	($19,650)	($22,222)	($13,280)	($9,135)	($14,961)	($6,628)
Reduction in third quarter 2009
other postretirement benefit cost	($1,235)	($814)	($695)	($391)	($261)	($240)	($231)
Reduction in third quarter 2008
other postretirement benefit cost	($1,266)	($876)	($706)	($406)	($279)	($263)	($236)
Reduction in nine months ended
September 30, 2009 other
postretirement benefit cost	($3,705)	($2,442)	($2,085)	($1,173)	($783)	($720)	($693)
Reduction in nine months ended
September 30, 2008 other
postretirement benefit cost	($3,798)	($2,628)	($2,118)	($1,218)	($837)	($789)	($708)
Medicare subsidies received in the
third quarter 2009	$630	$338	$396	$206	$216	$320	$62
Medicare subsidies received in the
nine months ended
September 30, 2009	$886	$500	$564	$290	$313	$425	$87

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.  BUSINESS SEGMENT INFORMATION

Entergy Corporation

Entergy's reportable segments as of September 30, 2009 are Utility and Non-Utility Nuclear.  Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana.  Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers.  "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business, and earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the third quarters of 2009 and 2008 is as follows:
	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2009
Operating revenues	$2,220,285	$684,214	$39,568	($6,972)	$2,937,095
Equity in earnings of unconsolidated equity affiliates	$-	$-	$1,316	$-	$1,316
Income taxes (benefit)	$180,054	$114,045	($13,685)	$-	$280,414
Consolidated net income (loss)	$299,090	$200,432	($20,996)	($18,359)	$460,167

2008
Operating revenues	$3,251,796	$654,432	$64,125	($6,469)	$3,963,884
Equity in earnings of
unconsolidated equity affiliates	$-	$-	$1,459	$-	$1,459
Income taxes (benefit)	$155,392	$93,552	($80,705)	$-	$168,239
Consolidated net income	$262,144	$205,324	$29,238	($21,419)	$475,287

Entergy's segment financial information for the nine months ended September 30, 2009 and 2008 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2009
Operating revenues	$6,270,322	$1,885,330	$111,899	($20,555)	$8,246,996
Equity in loss of unconsolidated
equity affiliates	$-	$-	($442)	$-	($442)
Income taxes (benefit)	$358,218	$252,081	($76,198)	$-	$534,101
Consolidated net income (loss)	$566,634	$461,524	($40,770)	($55,078)	$932,310
Total assets	$29,033,139	$8,584,590	$988,402	($2,435,796)	$36,170,335

2008
Operating revenues	$7,967,429	$1,944,647	$201,014	($20,202)	$10,092,888
Equity in loss of unconsolidated
equity affiliates	$-	$-	($2,042)	$-	($2,042)
Income taxes (benefit)	$352,057	$302,427	($110,228)	$-	$544,256
Consolidated net income (loss)	$547,647	$570,637	($31,902)	($21,419)	$1,064,963
Total assets	$28,200,131	$7,672,826	$1,881,122	($1,296,115)	$36,457,964

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation.  Eliminations are primarily intersegment activity.  Almost all of Entergy's goodwill is related to the Utility segment.

Registrant Subsidiaries

The Registrant Subsidiaries have one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business.  The Registrant Subsidiaries' operations are managed on an integrated basis because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results.

NOTE 8.  RISK MANAGEMENT AND FAIR VALUES

Market and Commodity Risks

In the normal course of business, Entergy is exposed to a number of market and commodity risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk.  Entergy is subject to a number of commodity and market risks, including:

Type of Risk	Affected Businesses

Power price risk	Utility, Non-Utility Nuclear, Non-nuclear wholesale assets
Fuel price risk	Utility, Non-Utility Nuclear, Non-nuclear wholesale assets
Foreign currency exchange rate risk	Utility, Non-Utility Nuclear, Non-nuclear wholesale assets
Equity price and interest rate risk - investments	Utility, Non-Utility Nuclear

Entergy manages a portion of these risks using derivative instruments, some of which are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sales transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements and fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity futures, forwards, swaps, and options; foreign currency forwards; and interest rate swaps.  Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.

Entergy manages fuel price risk for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi primarily through the purchase of short-term natural gas swaps.  These swaps are marked-to-market with offsetting regulatory assets or liabilities.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.

Entergy's exposure to market risk is determined by a number of factors, including the size, term, composition, and diversification of positions held, as well as market volatility and liquidity.  For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk.  A significant factor influencing the overall level of market risk to which Entergy is exposed is its use of hedging techniques to mitigate such risk.  Entergy manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies.  Entergy's risk management policies limit the amount of total net exposure and rolling net exposure during the stated periods.  These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Entergy's objectives.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Hedging Derivatives

The fair values of Entergy's derivative instruments in the consolidated balance sheet as of September 30, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Business

Derivatives designated as hedging instruments
Assets:
Electricity futures, forwards, and swaps	Prepayments and other (current portion)	$133 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other deferred debits and other assets (non-current portion)	$83 million	Non-Utility Nuclear

Derivatives not designated as hedging instruments
Assets:
Natural gas swaps	Prepayments and other	$6 million	Utility

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the three months ended September 30, 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

Electricity futures, forwards, and swaps	$9 million	Competitive businesses operating revenues	$106 million

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the nine months ended September 30, 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

Electricity futures, forwards, and swaps	$248 million	Competitive businesses operating revenues	$239 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Electricity over-the-counter swaps that financially settle against day-ahead power pool prices are used to manage price exposure for Non-Utility Nuclear generation.  Based on market prices as of September 30, 2009, cash flow hedges relating to power sales totaled $216 million of gross gains, of which approximately $133 million are expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI, however, could vary due to future changes in market prices.  Gains totaling approximately $106 million and $239 million were realized on the maturity of cash flow hedges for the three months ended September 30, 2009 and for the nine months ended September 30, 2009, respectively.  Unrealized gains or losses recorded in OCI result from hedging power output at the Non-Utility Nuclear power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted power transactions at September 30, 2009 is approximately four years.  Planned generation sold forward from Non-Utility Nuclear power plants as of September 30, 2009 is 86% for the fourth quarter 2009 of which approximately one-third is sold under financial hedges and the remainder under normal purchase/sale contracts.  The ineffective portion of the change in the value of Entergy's cash flow hedges during the three and nine months ended September 30, 2009 and 2008 was insignificant.  Certain of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.   The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  At September 30, 2009, hedge contracts with two counterparties were in a liability position (approximately $7 million total), but both were significantly below the amounts of guarantees provided under their contracts and no cash collateral was required.  If the Entergy Corporation credit rating falls below investment grade, the impact of the corporate guarantee is ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price risk for the Utility's Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of September 30, 2009 is 25,490,000 MMBtu for Entergy, 6,800,000 MMBtu for Entergy Gulf States Louisiana, 11,950,000 MMBtu for Entergy Louisiana, 4,630,000 MMBtu for Entergy Mississippi, and 2,110,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps are covered by master agreements that do not require collateralization based on mark-to-market value but do carry material adverse change clauses that may lead to collateralization requests.  The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended September 30, 2009 is as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($21) million

The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the nine months ended September 30, 2009 is as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($157) million

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered through each Registrant's fuel recovery mechanism.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries' derivative instruments on their balance sheets as of September 30, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps	Prepayments and other	$1.4 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.0 million	Entergy Louisiana
Natural gas swaps	Gas hedge contracts	$1.2 million	Entergy Mississippi
Natural gas swaps	Prepayments and other	$0.6 million	Entergy New Orleans

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the three months ended September 30, 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.1) million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.8) million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.5) million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.5) million	Entergy New Orleans

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the nine months ended September 30, 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($41.6) million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($62.9) million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($43.2) million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($9.1) million	Entergy New Orleans

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered through each Registrant's fuel recovery mechanism.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Values

The estimated fair values of Entergy's financial instruments and derivatives are determined using bid prices and market quotes.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not accrue to the benefit or detriment of shareholders.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

Accounting standards define fair value as an exit price, or the price that would be received to sell an asset or the amount that would be paid to transfer a liability in an orderly transaction between knowledgeable market participants at date of measurement.  Entergy and the Registrant Subsidiaries use assumptions or market input data that market participants would use in pricing assets or liabilities at fair value.  The inputs can be readily observable, corroborated by market data, or generally unobservable.  Entergy and the Registrant Subsidiaries endeavor to use the best available information to determine fair value.

Accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs.  The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents, debt instruments, and gas hedge contracts.

•
Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Level 2 inputs include the following:

-	quoted prices for similar assets or liabilities in active markets;
-	quoted prices for identical assets or liabilities in inactive markets;
-	inputs other than quoted prices that are observable for the asset or liability; or
-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 2 consists primarily of individually owned debt instruments or shares in common trusts.

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management's best estimate of fair value for the asset or liability.  Level 3 consists primarily of derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities.  The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy's Non-Utility Nuclear business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants' bus bar to the contract's point of delivery, generally a power market hub, for the period thereafter.   The difference between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties' credit adjusted risk free rate are recorded as derivative contract assets or liabilities. $223 million of cash flow hedges at September 30, 2009 are in-the-money contracts with counterparties who are all currently investment grade.  $7 million of the cash flow hedges at September 30, 2009 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

The following table sets forth, by level within the fair value hierarchy, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2009.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,068	$-	$-	$1,068
Decommissioning trust funds:
Equity securities	253	1,431	-	1,684
Debt securities	441	1,017	-	1,458
Power contracts	-	-	216	216
Securitization recovery trust account	20	-	-	20
Gas hedge contracts	6	-	-	6
Other investments	41	-	-	41
	$1,829	$2,448	$216	$4,493

The following table sets forth a reconciliation of changes in the assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2009:

	2009	2008
	(In Millions)

Balance as of beginning of period	$313	($734)

Price changes (unrealized gains/losses)	2	638
Originated	7	6
Settlements	(106)	38

Balance as of September 30	$216	($52)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2009:

	2009	2008
	(In Millions)

Balance as of January 1	$207	($12)

Price changes (unrealized gains/losses)	239	(39)
Originated	9	(70)
Settlements	(239)	69

Balance as of September 30	$216	($52)

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries' assets that are accounted for at fair value on a recurring basis as of September 30, 2009.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Millions)
Entergy Arkansas:
Assets:
Temporary cash investments	$69.3	$-	$-	$69.3
Decommissioning trust funds:
Equity securities	5.8	185.0	-	190.8
Debt securities	19.7	219.4	-	239.1
	$94.8	$404.4	$-	$499.2
Entergy Gulf States Louisiana:
Assets:
Temporary cash investments	$131.6	$-	$-	$131.6
Decommissioning trust funds:
Equity securities	2.5	151.6	-	154.1
Debt securities	24.9	162.7	-	187.6
Gas hedge contracts	1.4	-	-	1.4
	$160.4	$314.3	$-	$474.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana:
Assets:
Temporary cash investments	$90.2	$-	$-	$90.2
Decommissioning trust funds:
Equity securities	7.1	105.0	-	112.1
Debt securities	44.3	46.8	-	91.1
Gas hedge contracts	3.0	-	-	3.0
Other investments	0.8	-	-	0.8
	$145.4	$151.8	$-	$297.2

Entergy Mississippi:
Assets:
Temporary cash investments	$69.6	$-	$-	$69.6
Gas hedge contracts	1.2	-	-	1.2
Other investments	31.9	-	-	31.9
	$102.7	$-	$-	$102.7

Entergy New Orleans:
Assets:
Temporary cash investments	$150.3	$-	$-	$150.3
Gas hedge contracts	0.6	-	-	0.6
Other investments	8.0	-	-	8.0
	$158.9	$-	$-	$158.9

Entergy Texas:
Assets:
Temporary cash investments	$135.2	$-	$-	$135.2
Securitization recovery trust account	20.4	-	-	20.4
	$155.6	$-	$-	$155.6

System Energy:
Assets:
Temporary cash investments	$149.6	$-	$-	$149.6
Decommissioning trust funds:
Equity securities	2.5	171.1	-	173.6
Debt securities	72.9	68.1	-	141.0
	$225.0	$239.2	$-	$464.2

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick).  The funds are invested primarily in equity securities; fixed-rate, fixed-income securities; and cash and cash equivalents.

Entergy records the decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized

Entergy Corporation and Subsidiaries
Notes to Financial Statements

gains/(losses) in other deferred credits/debits.  Decommissioning costs for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not receive regulatory treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of common shareholders' equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of common shareholders' equity unless the unrealized loss is other-than-temporary.  If the unrealized loss is other-than-temporary it is recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held at September 30, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$1,684	$229	$43
Debt Securities	1,458	84	3
Total	$3,142	$313	$46

2008
Equity Securities	$1,436	$85	$177
Debt Securities	1,396	77	21
Total	$2,832	$162	$198

The amortized cost of debt securities was $1,377 million and $1,340 million at September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, the debt securities have an average coupon rate of approximately 4.67%, an average duration of approximately 5.07 years, and an average maturity of approximately 8.2 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at September 30, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$11	$1	$98	$2
More than 12 months	262	42	26	1
Total	$273	$43	$124	$3

The unrealized losses in excess of twelve months on equity securities above relate to Entergy's Utility operating companies and System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)
less than 1 year	$46	$21
1 year - 5 years	602	526
5 years - 10 years	465	490
10 years - 15 years	113	146
15 years - 20 years	55	52
20 years+	177	161
Total	$1,458	$1,396

During the three months ended September 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $451 million and $481 million, respectively.  During the three months ended September 30, 2009 and 2008, gross gains of $16 million and $6 million, respectively, and gross losses of $2 million and $8 million, respectively, were either reclassified out of other comprehensive income into earnings or recorded into earnings.

During the nine months ended September 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $1,733 million and $1,229 million, respectively.  During the nine months ended September 30, 2009 and 2008, gross gains of $46 million and $20 million, respectively, and gross losses of $28 million and $13 million, respectively, were either reclassified out of other comprehensive income into earnings or recorded into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held at September 30, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$190.8	$51.1	$5.0
Debt Securities	239.1	14.2	0.7
Total	$429.9	$65.3	$5.7

2008
Equity Securities	$165.6	$31.7	$13.7
Debt Securities	224.9	12.8	2.4
Total	$390.5	$44.5	$16.1

The amortized cost of debt securities was $225.6 million and $214.5 million as of September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, the debt securities have an average coupon rate of approximately 4.62%, an average duration of approximately 4.58 years, and an average maturity of approximately 5.6 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at September 30, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$16.5	$0.6
More than 12 months	30.6	5.0	2.0	0.1
Total	$30.6	$5.0	$18.5	$0.7

The fair value of debt securities, summarized by contractual maturities, at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$9.9	$2.0
1 year - 5 years	117.7	127.0
5 years - 10 years	98.4	93.9
10 years - 15 years	4.2	2.0
15 years - 20 years	3.1	-
20 years+	5.8	-
Total	$239.1	$224.9

During the three months ended September 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $31.9 million and $32.6 million, respectively.  During the three months ended September 30, 2009 and 2008, gross gains of $0.6 million and $0.3 million, respectively, and gross losses of $0.1 million and $0.2 million, respectively, were recorded in earnings.

During the nine months ended September 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $83.6 million and $137.5 million, respectively.  During the nine months ended September 30, 2009 and 2008, gross gains of $0.8 million and $3.0 million, respectively, and gross losses of $1.3 million and $0.6 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held at September 30, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$154.1	$11.4	$9.0
Debt Securities	187.6	14.1	0.4
Total	$341.7	$25.5	$9.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2008
Equity Securities	$132.3	$4.6	$24.5
Debt Securities	170.9	8.7	3.3
Total	$303.2	$13.3	$27.8

The amortized cost of debt securities was $173.9 million and $165.5 million as of September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, the debt securities have an average coupon rate of approximately 4.82%, an average duration of approximately 6.52 years, and an average maturity of approximately 9.3 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at September 30, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$8.8	$0.2
More than 12 months	83.2	9.0	5.7	0.2
Total	$83.2	$9.0	$14.5	$0.4

The fair value of debt securities, summarized by contractual maturities, at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$7.9	$6.5
1 year - 5 years	27.8	36.5
5 years - 10 years	80.2	75.7
10 years - 15 years	44.6	36.0
15 years - 20 years	18.0	8.7
20 years+	9.1	7.5
Total	$187.6	$170.9

During the three months ended September 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $8.7 million and $15.3 million, respectively.  During the three months ended September 30, 2009 and 2008, gross gains of $0.1 million and $0.3 million, respectively, and gross losses of $0.03 million and $0.03 million, respectively, were recorded in earnings.

During the nine months ended September 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $42.4 million and $41.6 million, respectively.  During the nine months ended September 30, 2009 and 2008, gross gains of $1.0 million and $0.7 million, respectively, and gross losses of $0.53 million and $0.13 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held at September 30, 2009 and December 31, 2008 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$112.1	$11.9	$7.8
Debt Securities	91.1	4.7	0.6
Total	$203.2	$16.6	$8.4

2008
Equity Securities	$93.3	$3.9	$17.2
Debt Securities	87.6	7.1	1.6
Total	$180.9	$11.0	$18.8

The amortized cost of debt securities was $87.0 million and $82.1 million as of September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, the debt securities have an average coupon rate of approximately 3.90%, an average duration of approximately 4.84 years, and an average maturity of approximately 9.9 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at September 30, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$15.1	$-	$18.7	$0.3
More than 12 months	49.1	7.8	1.2	0.3
Total	$64.2	$7.8	$19.9	$0.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$2.0	$1.2
1 year - 5 years	29.9	33.4
5 years - 10 years	25.5	21.4
10 years - 15 years	11.9	10.5
15 years - 20 years	5.4	6.8
20 years+	16.4	14.3
Total	$91.1	$87.6

During the three months ended September 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $6.9 million and $5.9 million, respectively.  During the three months ended September 30, 2009 and 2008, gross gains of $0.2 million and $0.08 million, respectively, and gross losses of $0.1 million and $0.2 million, respectively, were recorded in earnings.

During the nine months ended September 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $40.4 million and $15.2 million, respectively.  During the nine months ended September 30, 2009 and 2008, gross gains of $1.7 million and $0.1 million, respectively, and gross losses of $0.5 million and $0.3 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held at September 30, 2009 and December 31, 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$173.6	$13.3	$19.8
Debt Securities	141.0	4.4	0.3
Total	$314.6	$17.7	$20.1

2008
Equity Securities	$127.8	$2.0	$36.3
Debt Securities	141.0	6.9	3.9
Total	$268.8	$8.9	$40.2

The amortized cost of debt securities was $136.9 million and $138.0 million as of September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, the debt securities have an average coupon rate of approximately 4.29%, an average duration of approximately 4.69 years, and an average maturity of approximately 7.7 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at September 30, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$11.3	$-
More than 12 months	96.1	19.8	5.3	0.3
Total	$96.1	$19.8	$16.6	$0.3

The fair value of debt securities, summarized by contractual maturities, at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$2.0	$2.0
1 year - 5 years	83.4	48.0
5 years - 10 years	32.0	44.0
10 years - 15 years	0.1	10.0
15 years - 20 years	1.0	1.2
20 years+	22.5	35.8
Total	$141.0	$141.0

During the three months ended September 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $16.1 million and $168.3 million, respectively.  During the three months ended September 30, 2009 and 2008, gross gains of $0.2 million and $1.5 million, respectively, and gross losses of $0.02 million and $1.6 million, respectively, were recorded in earnings.

During the nine months ended September 30, 2009 and 2008, proceeds from the dispositions of securities amounted to $338.1 million and $344.8 million, respectively.  During the nine months ended September 30, 2009 and 2008, gross gains of $3.9 million and $3.8 million, respectively, and gross losses of $6.32 million and $2.9 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other than temporary impairment has occurred.  Effective January 1, 2009, Entergy adopted an accounting pronouncement providing guidance regarding recognition and presentation of other-than-temporary impairments related to investments in debt securities.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  For debt securities held as of January 1, 2009 for which an other-than-temporary impairment had

Entergy Corporation and Subsidiaries
Notes to Financial Statements

previously been recognized but for which assessment under the new guidance indicates this impairment is temporary, Entergy recorded an adjustment to its opening balance of retained earnings of $11.3 million ($6.4 million net-of-tax). Entergy did not have any material other than temporary impairments relating to credit losses on debt securities for the nine months ended September 30, 2009.  The assessment of whether an investment in an equity security has suffered an other than temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. Non-Utility Nuclear did not record any material charges to other income in the three months ended September 30, 2009. Non-Utility Nuclear recorded charges to other income of $85 million in the nine months ended September 30, 2009, resulting from the recognition of the other than temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES

Income Tax Audits and Litigation

See Note 3 to the financial statements in the Form 10-K for a discussion of tax proceedings.  Following is an update to that discussion.

2002-2003 IRS Audit

In September 2009, Entergy received a partial agreement from the IRS for the years 2002 and 2003.  It is a partial agreement because Entergy did not agree to the IRS's adjustments for the U.K. Windfall Tax foreign tax credit and the street lighting issues.  Entergy expects to receive a Notice of Deficiency from the IRS on these two issues in the fourth quarter 2009.  These issues will be governed by the outcome of a previous U.S. Tax Court trial for the tax years 1997 and 1998 for which Entergy is awaiting a decision.

When Entergy Louisiana, Inc. restructured effective December 31, 2005, Entergy Louisiana agreed, under the terms of the merger plan, to indemnify its parent, Entergy Louisiana Holdings, Inc. (formerly, Entergy Louisiana, Inc.) for certain tax obligations that are arising from the above referenced IRS partial agreement.  Because the agreement with the IRS was finalized in the third quarter 2009, Entergy Louisiana intends to pay Entergy Louisiana Holdings approximately $300 million pursuant to these intercompany obligations in the fourth quarter 2009.

2006-2007 IRS Audit

The IRS commenced an examination of Entergy's 2006 and 2007 U.S. federal income tax returns in the third quarter 2009.

NOTE 11.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2008 the FASB issued FSP FAS 132(R)-1 "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP 132(R)-1) that requires enhanced disclosures about plan assets of defined benefit pension and other postretirement plans including disclosure of each major category of plan assets using the fair value hierarchy and concentrations of risk within plan assets.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

In June 2009 the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46R".  SFAS 167 replaces the current quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  SFAS 167 also requires additional disclosures on an interim and annual basis about an enterprise's involvement in variable interest entities. The standard will be effective for Entergy in the first quarter 2010.  Entergy does not expect the adoption of SFAS 167 to have a material effect on its financial position, results of operations, or cash flows.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In August 2009 the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value" that amends ASC Topic 820 to clarify guidance on fair value measurements of liabilities when a quoted price in an active market for an identical liability is not available.  ASU No. 2009-05 will be effective for Entergy in the fourth quarter 2009.  Entergy does not expect the adoption of ASU No. 2009-05 to have a material effect on its financial position, results of operations, or cash flows.

In the third quarter 2009, Entergy adopted the FASB Accounting Standards Codification (ASC) as required by SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles."  The ASC is the source of authoritative U.S. GAAP recognized by the FASB.  Entergy will also continue to apply the rules and interpretive releases of the SEC as an authoritative source of GAAP.  The adoption of the ASC did not have any effect on the financial statements included herein.

__________________________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented.  The business of the Registrant Subsidiaries is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter.  The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2009, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO).  The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures.  Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective CEOs and CFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2009 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2009 Compared to Third Quarter 2008

Net income increased $2.7 million primarily due to higher net revenue, lower taxes other than income taxes, and higher other income, partially offset by higher depreciation and amortization expenses, higher other operation and maintenance expenses, and higher nuclear refueling outage expenses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income decreased $15.1 million primarily due to higher depreciation and amortization expenses, higher other operation and maintenance expenses, higher nuclear refueling outage expenses, a higher effective income tax rate, and higher interest expense, partially offset by higher net revenue and lower taxes other than income taxes.

Net Revenue

Third Quarter 2009 Compared to Third Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2009 to the third quarter 2008.

Amount
(In Millions)

2008 net revenue	$330.6
Purchased power capacity	12.7
Net wholesale revenue	7.1
Storm cost recovery	5.1
Retail electric price	5.1
Volume/weather	(16.1)
Other	(7.0)
2009 net revenue	$337.5

The purchased power capacity variance is primarily due to lower purchased power capacity costs due to Ouachita interim tolling agreement costs incurred in 2008 prior to the 2008 Ouachita purchase.

The net wholesale revenue variance is primarily due to improved results from wholesale contracts and lower fuel assigned due to lower gas prices in the third quarter 2009 compared to the third quarter 2008.

The storm cost recovery variance is due to the recovery of 2008 extraordinary storm costs as approved by the APSC, effective January 2009.  The recovery of 2008 extraordinary storm costs is discussed in Note 2 to the financial statements in the Form 10-K.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to increases in the capacity acquisition rider related to the Ouachita acquisition.  The net income effect of the Ouachita cost recovery is limited to a portion representing an allowed return on equity with the remainder offset by Ouachita plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The volume/weather variance is primarily due to an 11.8% volume decrease in industrial sales primarily in the mid to small customer class, less favorable volume during the unbilled sales period compared to the same period in 2008, and the effect of less favorable weather.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•
a decrease of $48 million in gross wholesale revenue due to a decrease in the average price of energy available for resale sales and a decrease in volume as a result of less energy available for resale sales;

•
a decrease of $41.3 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2009 and decreased usage.  See Note 2 to the financial statements for a discussion of the energy cost recovery rider filing; and

•	a decrease of $16.1 million related to volume/weather, as discussed above.

The decrease was offset by an increase of $46 million in rider revenues.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market price of purchased power.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Amount
(In Millions)

2008 net revenue	$858.7
Purchased power capacity	22.0
Storm cost recovery	13.6
Retail electric price	11.1
Volume/weather	(21.8)
Other	(3.6)
2009 net revenue	$880.0

The purchased power capacity variance is primarily due to lower purchased power capacity costs due to Ouachita interim tolling agreement costs incurred in 2008 prior to the 2008 Ouachita purchase.

The storm cost recovery variance is due to the recovery of 2008 extraordinary storm costs as approved by the APSC, effective January 2009.  The recovery of 2008 extraordinary storm costs is discussed in Note 2 to the financial statements in the Form 10-K.

The retail electric price variance is primarily due to increases in the capacity acquisition rider related to the Ouachita acquisition.  The net income effect of the Ouachita cost recovery is limited to a portion representing an allowed return on equity with the remainder offset by Ouachita plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to a 13.2% volume decrease in industrial sales primarily in the mid to small customer class and the effect of less favorable weather.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $120.3 million in gross wholesale revenue due to a decrease in the average price of energy available for resale sales and a decrease of $21.8 million related to volume/weather, as discussed above.  The decrease was offset by an increase of $56.2 million in rider revenues.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market price of purchased power.

Other Income Statement Variances

Third Quarter 2009 Compared to Third Quarter 2008

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the planned maintenance and refueling outage at ANO 1 which ended in December 2008.

Other operation and maintenance expenses increased primarily due to:

•	an increase of $4.6 million in nuclear expenses primarily due to increased nuclear labor and contract costs;
•	an increase of $3.3 million in customer service costs as a result of write-offs of uncollectible customer accounts; and
•	an increase of $2.2 million due to the addition of the Ouachita plant to the fossil fleet in September 2008.

The increase was partially offset by prior year storm damage charges as a result of Hurricane Gustav and Hurricane Ike which hit Entergy Arkansas' service territory in September 2008.

Taxes other than income taxes decreased primarily due to a decrease in ad valorem taxes due to a lower assessment in 2009.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to an increase of $3.7 million in interest earned on decommissioning trust funds.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the planned maintenance and refueling outage at ANO 1 which ended in December 2008.

Other operation and maintenance expenses increased primarily due to:

•	an increase of $11.8 million in nuclear expenses primarily due to increased nuclear labor and contract costs;
•	an increase of $10 million due to the addition of the Ouachita plant to the fossil fleet in September 2008;
•	an increase of $7.9 million due to higher fossil plant outage costs in 2009;
•	an increase in legal expenses as a result of a reimbursement in April 2008 of $7 million of costs in connection with a litigation settlement; and
•	an increase of $6.0 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

The increase was partially offset by prior year storm damage charges as a result of Hurricane Gustav and Hurricane Ike which hit Entergy Arkansas' service territory in September 2008 and several storms hitting Entergy Arkansas' service territory in the first quarter 2008 and a decrease of $12.5 million due to the capitalization of Ouachita service charges previously expensed.

Taxes other than income taxes decreased primarily due to a decrease in ad valorem taxes due to a lower assessment in 2009.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $300 million of 5.40% Series first mortgage bonds in July 2008.

Income Taxes

The effective income tax rate was 44.2% for the third quarter 2009 and 48.7% for the nine months ended September 30, 2009.  The differences in the effective income tax rates for the third quarter 2009 and the nine months ended September 30, 2009 versus the federal statutory rate of 35.0% are primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits.

The effective income tax rate was 44.3% for the third quarter 2008 and 44.8% for the nine months ended September 30, 2008. The difference in the effective income tax rates for the third quarter 2008 and the nine months ended September 30, 2008 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$39,568	$212

Cash flow provided by (used in):
Operating activities	321,846	255,214
Investing activities	(246,760)	(466,580)
Financing activities	(45,186)	213,728
Net increase in cash and cash equivalents	29,900	2,362

Cash and cash equivalents at end of period	$69,468	$2,574

Operating Activities

Cash flow from operations increased $66.6 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to an increase in recovery of fuel costs, a decrease of $20.4 million in pension contributions, and income tax payments of $17 million in 2009 compared to income tax payments of $36.2 million in 2008, partially offset by ice storm restoration spending in 2009.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $219.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the purchase of the Ouachita plant for $210 million in September 2008, decreases in nuclear construction expenditures resulting from various nuclear projects that occurred in 2008, and decreases in distribution construction expenditures resulting from Hurricane Gustav and Hurricane Ike in 2008.  The decrease was partially offset by an increase in distribution construction expenditures as a result of an ice storm hitting Entergy Arkansas' service territory in the first quarter 2009.

Financing Activities

Financing activities used $45.2 million of cash for the nine months ended September 30, 2009 compared to providing $213.7 million of cash for the nine months ended September 30, 2008 primarily due to the following:

•	issuance of $300 million of 5.4% Series first mortgage bonds in July 2008;
•	an increase of $32.9 million in common stock dividends paid in 2009; and
•	money pool activity.

Decreases in Entergy Arkansas' payable to the money pool is a use of cash flow, and Entergy Arkansas' payable to the money pool decreased by $72.1 million for the nine months ended September 30, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2009	December 31, 2008

Net debt to net capital	52.1%	52.9%
Effect of subtracting cash from debt	1.0%	0.6%
Debt to capital	53.1%	53.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas' financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital.  Entergy Arkansas is developing its capital plan for 2010 through 2012 and currently anticipates making $1.4 billion in capital investments during that period, including approximately $592 million for maintenance of existing assets.  The remaining $817 million is associated with specific investments such as environmental compliance spending, including the White Bluff project, transmission upgrades and system improvements, and other investments, such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth.  Following are additional updates to the information provided in the Form 10-K.

In April 2009, Entergy Arkansas renewed its credit facility through April 2010 in the amount of $88 million.  There were no outstanding borrowings under the Entergy Arkansas credit facility as of September 30, 2009.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
(In Thousands)

$23,796	$15,991	($5,747)	($77,882)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

White Bluff Coal Plant Project

See the Form 10-K for a discussion of the environmental compliance project that will install scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant.  In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In a subsequent order the APSC set a procedural schedule that includes an evidentiary hearing beginning in March 2010.  In addition, in June 2009, Entergy Arkansas filed with the APSC, under Arkansas Act 310, an interim surcharge to recover the costs incurred through May 31, 2009, on the White Bluff project.  Entergy Arkansas incurred $1.9 million through May 31, 2009.  Under Arkansas Act 310 the surcharge goes into effect immediately upon filing, subject to refund, and additional surcharge filings are permitted every six months.  On July 20, 2009, the APSC staff filed a motion with the APSC requesting that the APSC enter an order regarding the conduct of this and subsequent Act 310 filings related to the White Bluff project, including requiring Entergy Arkansas to provide additional information and justification for costs recovered pursuant to Act 310.  In July 2009 the Arkansas attorney general filed a motion in the Act 310 proceeding opposing the imposition of the surcharge, and challenging Entergy Arkansas' cost calculation.

In October 2009, Entergy Arkansas lowered the estimate of its share of the project costs from $630 million to $465 million.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Ouachita Power Plant

In August 2008, the LPSC issued an order approving an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase, under a life-of-unit agreement, of one-third of the capacity and energy from the 789 MW Ouachita power plant, which Entergy Arkansas acquired on September 30, 2008.  The LPSC's approval was subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas.  In April 2009, Entergy Gulf States Louisiana made a filing with the LPSC seeking approval of Entergy Gulf States Louisiana exercising its option to convert its purchased power agreement into the ownership interest in Unit 3 and a one-third interest in the Ouachita common facilities.  Entergy Gulf States Louisiana estimates that the purchase price will be approximately $72.6 million, subject to change based on several factors, including the timing of the closing.  The filing also requested LPSC approval of the cost-recovery mechanism for the acquisition.  In September 2009 the LPSC, pursuant to an uncontested settlement, approved the acquisition and cost recovery mechanism.  In addition, in April 2009, Entergy Arkansas and Entergy Gulf States Louisiana filed with the FERC for its approval of the transaction, and in June 2009 the FERC issued an order approving the transaction.  Entergy currently expects the closing to take place in the fourth quarter 2009.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to the information provided in the Form 10-K.

Retail Rates

See the Form 10-K for a discussion of the rate filing made by Entergy Arkansas and the proceedings regarding that filing.  On April 23, 2009, the Arkansas Supreme Court denied Entergy Arkansas' petition for review of the Court of Appeals decision.

On September 4, 2009, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Entergy Arkansas requested a $223.2 million base rate increase that would become effective in July 2010.  The filing reflects an 11.5% return on equity using a projected capital structure, and proposes a formula rate plan mechanism.  Proposed formula rate plan provisions include a +/- 25 basis point bandwidth, with earnings outside the bandwidth reset to the 11.5% return on common equity midpoint and rates changing on a prospective basis depending on whether Entergy Arkansas is over or under-earning.  The proposed formula rate plan also includes a recovery mechanism for APSC-approved costs for additional capacity purchases or construction/acquisition of new transmission or generating facilities.  The filing also requests recovery of 2009 ice storm costs over 10 years if it is expected that securitization will not produce lower costs for customers.  Entergy Arkansas is also seeking an increase in its annual storm damage accrual from $14.4 million to $22.3 million.  The APSC scheduled hearings in the proceeding beginning in May 2010.

Energy Cost Recovery Rider

In March 2009, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2009 through March 2010.  The filed energy cost rate decreased from $0.02456/kWh to $0.01552/kWh.  The decrease was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, had refueling outages in 2008, and the previous energy cost rate had been adjusted to account for the replacement power costs that would be incurred while these units were down; 2) Entergy Arkansas has a deferred fuel cost liability from over-recovered fuel costs at December 31, 2008, as compared to a deferred fuel cost asset from under-recovered fuel costs at December 31, 2007; offset by 3) an increase in the fuel and purchased power prices included in the calculation.

In August 2009, as provided for by its energy cost recovery rider, Entergy Arkansas filed with the APSC an interim revision to its energy cost rate.  The revised energy cost rate is a decrease from $0.01552/kWh to $0.01206/kWh.  The decrease was caused by a decrease in natural gas and purchased power prices from the levels used in setting the rate in March 2009.  The interim revised energy cost rate went into effect for the first billing cycle of September 2009.  In its order approving the new rate, the APSC ordered Entergy Arkansas to show cause why the rate should not be further reduced.  In its September 14, 2009 response, Entergy Arkansas explained that it used the same methodology it had used in previous interim revisions, which is based on estimating what the rate would be in the next annual update based on the information known at the time.  There has been no further activity in this proceeding.

Storm Cost Recovery

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding, which is discussed in the Form 10-K, eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and has reinstated storm reserve accounting effective January 1, 2009.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities.  The current cost estimate for the damage caused by the ice storm is in the lower end of the range of approximately $120 million to $140 million, of which approximately $65 million to $80 million is estimated to be operating and maintenance type costs and the remainder is estimated to be capital investment.  On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm.  On February 16, 2009, Entergy Arkansas filed a request with the APSC for an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery.  The APSC issued such an order in March 2009 subject to certain conditions, including that if Entergy Arkansas seeks to recover the deferred costs, those costs will be subject to investigation for whether they are incremental, prudent, and reasonable.  Entergy Arkansas is still analyzing its options for the method of recovery of the ice storm restoration costs.  One option is securitization, and in April 2009 a law was enacted in Arkansas that authorizes securitization of storm damage restoration costs.  Entergy Arkansas' September 2009 general rate filing requests recovery of the 2009 ice storm costs over 10 years if it is expected that securitization would not produce lower costs for customers.

Arkansas Attorney General and AEEC appeals

As discussed in the Form 10-K, the Arkansas attorney general and the AEEC appealed a December 2007 APSC order that addressed Entergy Arkansas' production cost allocation, energy cost recovery, and capacity costs riders.  Pursuant to a motion of the Arkansas attorney general and the AEEC, in September 2009 the Arkansas Court of Appeals dismissed the appeal.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Utility Restructuring

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Utility Restructuring" in the Form 10-K for a discussion of utility restructuring.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Nuclear Decommissioning Costs

In the first quarter 2009, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in an $8.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$649,395	$711,835	$1,703,398	$1,791,671

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	29,386	49,268	296,907	216,533
Purchased power	284,755	336,048	531,029	725,890
Nuclear refueling outage expenses	10,669	7,438	30,630	21,655
Other operation and maintenance	123,033	119,207	355,033	342,878
Decommissioning	8,477	8,843	25,967	26,091
Taxes other than income taxes	20,980	27,106	60,951	65,325
Depreciation and amortization	63,699	59,716	189,328	176,020
Other regulatory credits - net	(2,270)	(4,084)	(4,514)	(9,477)
TOTAL	538,729	603,542	1,485,331	1,564,915

OPERATING INCOME	110,666	108,293	218,067	226,756

OTHER INCOME
Allowance for equity funds used during construction	1,804	1,583	4,429	4,924
Interest and dividend income	5,791	3,377	12,810	14,180
Miscellaneous - net	(680)	(492)	(2,750)	(2,226)
TOTAL	6,915	4,468	14,489	16,878

INTEREST AND OTHER CHARGES
Interest on long-term debt	21,261	21,340	64,159	58,175
Other interest - net	2,540	2,122	4,424	5,968
Allowance for borrowed funds used during construction	(1,008)	(882)	(2,655)	(2,482)
TOTAL	22,793	22,580	65,928	61,661

INCOME BEFORE INCOME TAXES	94,788	90,181	166,628	181,973

Income taxes	41,849	39,908	81,196	81,460

NET INCOME	52,939	50,273	85,432	100,513

Preferred dividend requirements and other	1,718	1,718	5,155	5,155

EARNINGS APPLICABLE TO
COMMON STOCK	$51,221	$48,555	$80,277	$95,358

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$85,432	$100,513
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(741)	(2,167)
Other regulatory credits - net	(4,514)	(9,477)
Depreciation, amortization, and decommissioning	215,295	202,111
Deferred income taxes, investment tax credits, and non-current taxes accrued	56,579	66,291
Changes in working capital:
Receivables	(12,459)	30,045
Fuel inventory	735	(7,917)
Accounts payable	(258,033)	(231,263)
Interest accrued	(1,606)	7,161
Deferred fuel costs	73,018	4,253
Other working capital accounts	217,620	140,572
Provision for estimated losses and reserves	(2,494)	534
Changes in other regulatory assets	(24,704)	26,396
Other	(22,282)	(71,838)
Net cash flow provided by operating activities	321,846	255,214

INVESTING ACTIVITIES
Construction expenditures	(235,543)	(251,917)
Allowance for equity funds used during construction	4,429	4,924
Nuclear fuel purchases	(69,403)	(94,489)
Proceeds from sale/leaseback of nuclear fuel	69,326	94,489
Payment for purchase of plant	-	(210,029)
Proceeds from nuclear decommissioning trust fund sales	83,648	137,509
Investment in nuclear decommissioning trust funds	(91,412)	(147,072)
Change in money pool receivable - net	(7,805)	-
Other	-	5
Net cash flow used in investing activities	(246,760)	(466,580)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	298,001
Change in money pool payable - net	-	(72,135)
Dividends paid:
Common stock	(39,800)	(6,900)
Preferred stock	(5,155)	(5,155)
Other	(231)	(83)
Net cash flow provided by (used in) financing activities	(45,186)	213,728

Net increase in cash and cash equivalents	29,900	2,362

Cash and cash equivalents at beginning of period	39,568	212

Cash and cash equivalents at end of period	$69,468	$2,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$66,358	$50,315
Income taxes	$17,008	$36,174

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$155	$3,292
Temporary cash investments	69,313	36,276
Total cash and cash investments	69,468	39,568
Accounts receivable:
Customer	128,925	113,135
Allowance for doubtful accounts	(22,632)	(19,882)
Associated companies	68,108	56,534
Other	52,850	64,762
Accrued unbilled revenues	78,680	71,118
Total accounts receivable	305,931	285,667
Deferred fuel costs	46,043	119,061
Fuel inventory - at average cost	14,488	15,223
Materials and supplies - at average cost	131,861	121,769
Deferred nuclear refueling outage costs	40,769	42,932
System agreement cost equalization	167,225	394,000
Prepayments and other	48,324	36,530
TOTAL	824,109	1,054,750

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,200	11,200
Decommissioning trust funds	429,962	390,529
Non-utility property - at cost (less accumulated depreciation)	1,436	1,439
Other	2,976	5,391
TOTAL	445,574	408,559

UTILITY PLANT
Electric	7,683,184	7,305,165
Property under capital lease	1,378	1,417
Construction work in progress	105,164	142,391
Nuclear fuel under capital lease	143,866	125,072
Nuclear fuel	10,066	12,115
TOTAL UTILITY PLANT	7,943,658	7,586,160
Less - accumulated depreciation and amortization	3,560,419	3,272,280
UTILITY PLANT - NET	4,383,239	4,313,880

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	47,224	58,455
Other regulatory assets	726,444	688,964
Other	27,171	43,605
TOTAL	800,839	791,024

TOTAL ASSETS	$6,453,761	$6,568,213

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$100,000	$-
Accounts payable:
Associated companies	200,732	433,460
Other	116,948	142,974
Customer deposits	66,748	60,558
Accumulated deferred income taxes	105,144	198,902
Interest accrued	23,601	25,207
Obligations under capital leases	60,281	60,276
Other	19,253	17,290
TOTAL	692,707	938,667

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,450,231	1,307,596
Accumulated deferred investment tax credits	48,902	51,881
Obligations under capital leases	84,963	66,214
Other regulatory liabilities	59,627	27,141
Decommissioning	557,765	540,709
Accumulated provisions	13,431	15,925
Pension and other postretirement liabilities	427,342	441,920
Long-term debt	1,518,481	1,618,171
Other	43,626	43,780
TOTAL	4,204,368	4,113,337

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2009
and 2008	470	470
Paid-in capital	588,444	588,444
Retained earnings	851,422	810,945
TOTAL	1,440,336	1,399,859

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,453,761	$6,568,213

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$250	$249		$1	-
Commercial	146	143		3	2
Industrial	129	140		(11)	(8)
Governmental	6	6		-	-
Total retail	531	538		(7)	(1)
Sales for resale
Associated companies	94	123		(29)	(24)
Non-associated companies	23	42		(19)	(45)
Other	1	9		(8)	(89)
Total	$649	$712	$	(63)	(9)

Billed Electric Energy
Sales (GWh):
Residential	2,307	2,354		(47)	(2)
Commercial	1,745	1,758		(13)	(1)
Industrial	1,744	1,977		(233)	(12)
Governmental	76	79		(3)	(4)
Total retail	5,872	6,168		(296)	(5)
Sales for resale
Associated companies	2,529	2,290		239	10
Non-associated companies	189	516		(327)	(63)
Total	8,590	8,974		(384)	(4)

	Nine Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$611	$586		$25	4
Commercial	366	346		20	6
Industrial	326	342		(16)	(5)
Governmental	17	15		2	13
Total retail	1,320	1,289		31	2
Sales for resale
Associated companies	253	334		(81)	(24)
Non-associated companies	80	119		(39)	(33)
Other	50	50		-	-
Total	$1,703	$1,792	$	(89)	(5)

Billed Electric Energy
Sales (GWh):
Residential	5,897	6,049		(152)	(3)
Commercial	4,456	4,489		(33)	(1)
Industrial	4,733	5,454		(721)	(13)
Governmental	204	209		(5)	(2)
Total retail	15,290	16,201		(911)	(6)
Sales for resale
Associated companies	6,929	6,207		722	12
Non-associated companies	1,215	1,647		(432)	(26)
Total	23,434	24,055		(621)	(3)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Gustav and Hurricane Ike

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike" in the Form 10-K for a discussion of Hurricane Gustav and Hurricane Ike, which caused catastrophic damage to Entergy Gulf States Louisiana's service territory in September 2008.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  Entergy Gulf States Louisiana seeks a determination that $152.6 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $90 million.  Entergy Louisiana seeks a determination that $267.4 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $200 million.  The storm restoration costs are net of costs that have already been paid from previously funded storm reserves.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana made a supplemental filing to, among other things, recommend recovery of the costs and replenishment of the storm reserves by Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing.  The parties have agreed to a procedural schedule that includes March 2010 hearing dates for both the recoverability and the method of recovery proceedings.

Results of Operations

Net Income

Third Quarter 2009 Compared to Third Quarter 2008

Net income decreased by $13.7 million primarily due to lower net revenue, higher other operation and maintenance expenses, and a higher effective income tax rate, partially offset by lower taxes other than income taxes and lower interest and other charges.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income decreased by $11.8 million primarily due to lower net revenue, lower other income, and a higher effective income tax rate, partially offset by lower taxes other than income taxes and lower interest and other charges.

Net Revenue

Third Quarter 2009 Compared to Third Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2009 to the third quarter 2008.

Amount
(In Millions)

2008 net revenue	$241.3
Net wholesale revenue	(20.7)
Retail electric price	(10.7)
Volume/weather	19.0
Other	(0.2)
2009 net revenue	$228.7

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

The net wholesale variance is primarily due to fuel recovery timing differences from municipal and co-op customers.

The retail electric price variance is primarily due to:

•
a formula rate plan provision of $3.7 million recorded in the third quarter 2009 for refunds that will be made to customers in accordance with a settlement approved by the LPSC.  See Note 2 to the financial statements for further discussion of the settlement;

•	a credit passed on to customers as a result of the Act 55 storm cost financing; and

•
a net decrease in the formula rate plan effective August 2008 to remove interim storm recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan.

The decrease was partially offset by a formula rate plan increase effective September 2008.  Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation -Retail Rates - Electric" and Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan.

The volume/weather variance is primarily due to an increase in unbilled sales volume, including the effects of Hurricane Gustav and Hurricane Ike which decreased sales volume in 2008, and the effect of more favorable weather.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $269.1 million in electric fuel cost recovery revenues due to lower fuel rates and a decrease of $76.1 million in affiliated wholesale revenue due to a decrease in the average price of energy available for resale sales.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market price of purchased power and a decrease in deferred fuel expense due to decreased recovery from customers of fuel costs.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Amount
(In Millions)

2008 net revenue	$643.8
Retail electric price	(21.8)
Net wholesale revenue	(16.6)
Volume/weather	19.3
Other	1.4
2009 net revenue	$626.1

The retail electric price variance is primarily due to:

•
a formula rate plan provision of $3.7 million recorded in the third quarter 2009 for refunds that will be made to customers in accordance with a settlement approved by the LPSC.  See Note 2 to the financial statements for further discussion of the settlement;

•	a credit passed on to customers as a result of the Act 55 storm cost financing; and

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

•
a net decrease in the formula rate plan effective August 2008 to remove interim storm recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan.

The decrease was partially offset by a formula rate plan increase effective September 2008.  Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation - Retail Rates - Electric" and Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan.

The net wholesale variance is primarily due to fuel recovery timing differences from municipal and co-op customers.

The volume/weather variance is primarily due to an increase in unbilled sales volume, including the effects of Hurricane Gustav and Hurricane Ike which decreased sales volume in 2008, and the effect of more favorable weather during the unbilled sales period.

Gross operating revenues and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $502.8 million in electric fuel cost recovery revenues due to lower fuel rates;
•
a decrease of $122.8 million in affiliated wholesale revenue due to a decrease in the average price of energy available for resale sales, offset by an increase in net generation and purchases resulting in more energy available for resale sales; and

•	a decrease of $26.3 million in gross gas revenue primarily due to lower fuel rates.

Purchased power expenses decreased primarily due to a decrease in volume and the average market price of purchased power.

Other Income Statement Variances

Third Quarter 2009 Compared to Third Quarter 2008

Other operation and maintenance expenses increased primarily due to:

•	an increase of $4.4 million in nuclear labor and contract costs;
•	an increase of $3.1 million in fossil expenses primarily due to higher plant maintenance costs and plant outages; and
•	an increase of $1.2 million in payroll-related costs.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes as a result of lower residential and commercial revenue.

Interest and other charges decreased primarily due to a decrease in long-term debt outstanding, partially offset by higher interest on deferred fuel costs.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes as a result of lower residential and commercial revenue.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Other income decreased primarily due to:

•
a decrease of $11.5 million in interest and dividend income related to the debt assumption agreement with Entergy Texas.  Entergy Gulf States Louisiana remains primarily liable on this debt, of which $699 million remained outstanding as of September 30, 2009 and $930 million remained outstanding as of September 30, 2008;

•	the cessation of $4.7 million in carrying charges on Hurricane Katrina and Hurricane Rita storm restoration costs as a result of the Act 55 storm cost financing; and
•	a decrease of $2.6 million in interest earned on money pool investments.

The decrease is partially offset by distributions of $8.7 million earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings and $4.6 million in carrying charges on Hurricane Gustav and Hurricane Ike storm restoration costs.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest and other charges decreased primarily due to a decrease in long-term debt outstanding, partially offset by higher interest on deferred fuel costs.

Income Taxes

The effective income tax rate was 37.2% for the third quarter 2009 and 38.6% for the nine months ended September 30, 2009.  The difference in the effective income tax rate for the third quarter 2009 and the nine months ended September 30, 2009 versus the federal statutory rate of 35% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing, the amortization of investment tax credits, flow-through book and tax timing differences, and book and tax differences related to allowance for equity funds used during construction.

The effective income tax rate was 30.1% for the third quarter 2008 and 35.1% for the nine months ended September 30, 2008.  The difference in the effective income tax rate for the third quarter 2008 versus the federal statutory rate of 35% is due to flow-through book and tax timing differences and book and tax differences related to storm cost financing and to utility plant items, partially offset by state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$49,303	$108,036

Cash flow provided by (used in):
Operating activities	261,353	506,242
Investing activities	(155,064)	(554,784)
Financing activities	(23,607)	64,668
Net increase in cash and cash equivalents	82,682	16,126

Cash and cash equivalents at end of period	$131,985	$124,162

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $244.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to storm cost proceeds of $274.7 million received from the Louisiana Utilities Restoration Corporation (LURC) as a result of the Act 55 storm cost financings in 2008 and income tax payments of $29.3 million in 2009 compared to income tax payments of $2.3 million in 2008, partially offset by a decrease of $30.8 million in pension contributions.

Investing Activities

Net cash flow used in investing activities decreased $399.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to:

•
the investment of $189.4 million in affiliate securities and the investment of $85.3 million in the storm reserve escrow account in 2008 as a result of the Act 55 storm cost financings.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing;

•
the purchase of the Calcasieu Generating Facility for $56 million in March 2008.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources" in the Form 10-K for a discussion of this purchase;

•
a decrease in nuclear construction expenditures resulting from various nuclear projects in 2008, including work done during the spring 2008 refueling outage at River Bend and Hurricane Gustav damage; and

•	timing differences between nuclear fuel purchases and fuel trust reimbursements.

The decrease was partially offset by money pool activity.  Increases in Entergy Gulf States Louisiana's receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool increased by $33.4 million for the nine months ended September 30, 2009 compared to increasing by $15 million for the nine months ended September 30, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Financing activities used cash of $23.6 million for the nine months ended September 30, 2009 compared to providing cash of $64.7 million for the nine months ended September 30, 2008 primarily due to borrowing of $100 million on Entergy Gulf States Louisiana's credit facility in 2008, partially offset by a decrease in common equity distributions.

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The calculation below does not reduce the debt by the debt assumed by Entergy Texas ($699 million as of September 30, 2009, and $770 million as of December 31, 2008) because Entergy Gulf States Louisiana remains primarily liable on the debt.

	September 30, 2009	December 31, 2008

Net debt to net capital	58.6%	61.6%
Effect of subtracting cash from debt	1.5%	0.6%
Debt to capital	60.1%	62.2%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations and long-term debt, including the currently maturing portion.  Capital consists of debt and members' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Gulf States Louisiana uses the net debt to net capital

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana's uses and sources of capital. Entergy Gulf States Louisiana is developing its capital plan for 2010 through 2012 and currently anticipates making $726 million in capital investments during that period, including approximately $381 million for maintenance of existing assets.  The remaining $345 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth, including the pending Ouachita acquisition.  Following are additional updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana's receivables from the money pool were as follows:

September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
(In Thousands)

$44,970	$11,589	$70,533	$55,509

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of September 30, 2009.

In October 2009, Entergy Gulf States Louisiana issued $300 million of 5.59% Series first mortgage bonds due October 2024.  Entergy Gulf States Louisiana will use the proceeds to pay on or prior to maturity its first mortgage bonds, Floating Rate Series due December 2009, which have an outstanding aggregate principal amount of $219,470,000 (of which Entergy Texas is obligated to pay approximately $100.5 million in principal amount), for working capital, and for general corporate purposes.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of Entergy Louisiana's Little Gypsy repowering project.  Entergy Gulf States Louisiana no longer expects to participate in the project.

Ouachita Power Plant

In August 2008, the LPSC issued an order approving an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase, under a life-of-unit agreement, of one-third of the capacity and energy from the 789 MW Ouachita power plant, which Entergy Arkansas acquired on September 30, 2008.  The LPSC's approval was subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas.  In April 2009, Entergy Gulf States Louisiana made a filing with the LPSC seeking approval of Entergy Gulf States

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Louisiana exercising its option to convert its purchased power agreement into the ownership interest in Unit 3 and a one-third interest in the Ouachita common facilities.  Entergy Gulf States Louisiana estimates that the purchase price will be approximately $72.6 million, subject to change based on several factors, including the timing of the closing.  The filing also requested LPSC approval of the cost-recovery mechanism for the acquisition.  In September 2009 the LPSC, pursuant to an uncontested settlement, approved the acquisition and cost recovery mechanism.  In addition, in April 2009, Entergy Arkansas and Entergy Gulf States Louisiana filed with the FERC for its approval of the transaction, and in June 2009 the FERC issued an order approving the transaction.  Entergy currently expects the closing to take place in the fourth quarter 2009.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

See the Form 10-K for a discussion of the jurisdictional separation of Entergy Gulf States, Inc. into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.  Pursuant to the LPSC order approving the jurisdictional separation plan, Entergy Gulf States Louisiana made two compliance filings in 2008.  On March 31, 2008, Entergy Gulf States Louisiana made its jurisdictional separation plan balance sheet compliance filing with the LPSC.  On June 11, 2008, Entergy Gulf States Louisiana made its revenue and expense compliance filing.  On December 29, 2008, the LPSC staff filed a motion with the LPSC seeking resolution of certain issues in the proceeding.  The remaining issues between the parties relate to the LPSC allegation that Entergy Gulf States Louisiana violated the terms of the LPSC approval of the jurisdictional separation in accounting for the transfer of the Spindletop regulatory asset to Entergy Texas.

On October 29, 2009, the LPSC staff and Entergy Gulf States Louisiana entered into a stipulation for the purpose of settling the issues in the proceeding.  The LPSC staff and Entergy Gulf States Louisiana have requested that the LPSC issue a final order finding that adherence by Entergy Gulf States Louisiana to the terms of the stipulation shall constitute compliance with the jurisdictional separation plan order.  Under the stipulation, Entergy Texas shall continue to bill Entergy Gulf States Louisiana the annual revenue requirement associated with the former Spindletop regulatory asset, now recorded by Entergy Texas as a miscellaneous deferred debit.  Entergy Gulf States Louisiana shall continue to recover in retail rates from its customers the amounts so billed by Entergy Texas.  Entergy Gulf States Louisiana agrees that the new "Spindletop regulatory asset" on its books since the time of the separation has not been, is not, and shall not be used to determine the level of rates paid by Entergy Gulf States Louisiana customers.  The stipulation must be approved by the LPSC and no date for that approval has been set at this time.

The question whether the Spindletop regulatory asset costs should be included in the System Agreement rough production cost equalization remedy calculation is also currently pending before the FERC in a complaint filed at the FERC by the LPSC, and in an initial decision, the FERC ALJ rejected the LPSC's complaint and determined that the costs related to the Spindletop regulatory asset are not production costs.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to the information provided in the Form 10-K.

See the Form 10-K for a discussion of Entergy Gulf States Louisiana's formula rate plan filing with the LPSC for the 2007 test year.  In October 2009 the LPSC approved a settlement that resolves the 2007 test year filing.  The settlement provides for a new formula rate plan for the 2008, 2009, and 2010 test years.  Entergy Gulf States Louisiana is permitted, effective with the November 2009 billing cycle, to reset its rates to achieve a 10.65% return on equity for the 2008 test year.  10.65% is the target midpoint return on equity for the new formula rate plan, with an earnings bandwidth of +/- 75 basis points (9.90% - 11.40%).  The rate reset, a $36.7 million increase, was implemented for the November 2009 billing cycle, and

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

the rate reset will be subject to refund pending review of the 2008 test year filing that was made on October 21, 2009.  The settlement does not allow recovery through the formula rate plan of most of Entergy Gulf States Louisiana's costs associated with Entergy's stock option plan.  Pursuant to the settlement Entergy Gulf States Louisiana will refund to its customers $3.7 million, which includes interest, in the November 2009 billing cycle.

In January 2009, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2008.  The filing showed a revenue deficiency of $529 thousand based on a return on common equity mid-point of 10.5%.  In April 2009, Entergy Gulf States Louisiana implemented a $255 thousand rate increase pursuant to an uncontested settlement with the LPSC staff.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Industrial and Commercial Customers

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana's accounting for nuclear decommissioning costs, the application of regulatory accounting principles, unbilled revenue, and qualified pension and other postretirement benefits.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries' Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$477,825	$840,696	$1,367,696	$2,042,483
Natural gas	8,947	16,186	49,244	75,499
TOTAL	486,772	856,882	1,416,940	2,117,982

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	65,320	180,362	239,007	262,478
Purchased power	203,647	441,998	555,111	1,214,183
Nuclear refueling outage expenses	5,375	8,571	15,903	20,354
Other operation and maintenance	85,089	74,785	247,189	245,749
Decommissioning	3,431	3,165	10,089	9,304
Taxes other than income taxes	17,373	22,621	52,542	59,306
Depreciation and amortization	33,384	35,090	101,115	102,324
Other regulatory credits - net	(10,865)	(6,821)	(3,298)	(2,434)
TOTAL	402,754	759,771	1,217,658	1,911,264

OPERATING INCOME	84,018	97,111	199,282	206,718

OTHER INCOME
Allowance for equity funds used during construction	1,220	1,476	4,504	4,391
Interest and dividend income	19,387	19,900	54,491	62,169
Miscellaneous - net	(2,280)	(1,650)	(5,501)	(3,678)
TOTAL	18,327	19,726	53,494	62,882

INTEREST AND OTHER CHARGES
Interest on long-term debt	26,534	30,439	81,632	93,691
Other interest - net	3,020	1,553	7,585	3,117
Allowance for borrowed funds used during construction	(802)	(897)	(2,835)	(2,707)
TOTAL	28,752	31,095	86,382	94,101

INCOME BEFORE INCOME TAXES	73,593	85,742	166,394	175,499

Income taxes	27,381	25,807	64,259	61,551

NET INCOME	46,212	59,935	102,135	113,948

Preferred distribution requirements and other	206	206	619	619

EARNINGS APPLICABLE TO COMMON EQUITY	$46,006	$59,729	$101,516	$113,329

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$102,135	$113,948
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(3,298)	(2,434)
Depreciation, amortization, and decommissioning	111,204	111,628
Deferred income taxes, investment tax credits, and non-current taxes accrued	125,502	93,503
Changes in working capital:
Receivables	110,184	(50,114)
Fuel inventory	1,302	(2,147)
Accounts payable	(77,903)	1,545
Taxes accrued	17,779	-
Interest accrued	2,023	4,326
Deferred fuel costs	66	7,897
Other working capital accounts	(30,266)	(72,002)
Provision for estimated losses and reserves	(190)	86,733
Changes in other regulatory assets	(19,648)	239,821
Other	(77,537)	(26,462)
Net cash flow provided by operating activities	261,353	506,242

INVESTING ACTIVITIES
Construction expenditures	(140,224)	(206,694)
Allowance for equity funds used during construction	4,504	4,391
Nuclear fuel purchases	(31,169)	(21,807)
Proceeds from sale/leaseback of nuclear fuel	52,639	21,819
Payment for purchase of plant	-	(56,409)
Investment in affiliates	160	(189,400)
Payment to storm reserve escrow account	-	(85,306)
Proceeds from nuclear decommissioning trust fund sales	42,445	41,587
Investment in nuclear decommissioning trust funds	(50,038)	(51,420)
Change in money pool receivable - net	(33,381)	(15,024)
Changes in other investments - net	-	3,934
Other	-	(455)
Net cash flow used in investing activities	(155,064)	(554,784)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	369,821
Retirement of long-term debt	-	(366,683)
Changes in credit borrowing - net	-	100,000
Dividends/distributions paid:
Common equity	(22,700)	(37,800)
Preferred membership interests	(619)	(653)
Other	(288)	(17)
Net cash flow provided by (used in) financing activities	(23,607)	64,668

Net increase in cash and cash equivalents	82,682	16,126

Cash and cash equivalents at beginning of period	49,303	108,036

Cash and cash equivalents at end of period	$131,985	$124,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$84,971	$89,947
Income taxes	$29,337	$2,324

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$70,825	$148,837

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$341	$22,671
Temporary cash investments	131,644	26,632
Total cash and cash equivalents	131,985	49,303
Accounts receivable:
Customer	49,326	69,264
Allowance for doubtful accounts	(1,680)	(1,230)
Associated companies	142,803	179,217
Other	34,557	60,618
Accrued unbilled revenues	56,322	50,272
Total accounts receivable	281,328	358,141
Accumulated deferred income taxes	9,400	50,039
Fuel inventory - at average cost	32,449	33,751
Materials and supplies - at average cost	105,696	104,579
Deferred nuclear refueling outage costs	13,193	17,135
Debt assumption by Entergy Texas	156,425	100,509
Prepayments and other	9,788	6,381
TOTAL	740,264	719,838

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	189,400	189,560
Decommissioning trust funds	341,663	303,178
Non-utility property - at cost (less accumulated depreciation)	125,198	120,829
Other	11,221	13,245
TOTAL	667,482	626,812

UTILITY PLANT
Electric	6,577,845	6,402,668
Natural gas	112,315	106,125
Construction work in progress	105,802	201,544
Nuclear fuel under capital lease	153,683	140,689
Nuclear fuel	7,525	11,177
TOTAL UTILITY PLANT	6,957,170	6,862,203
Less - accumulated depreciation and amortization	3,616,638	3,560,458
UTILITY PLANT - NET	3,340,532	3,301,745

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	303,977	316,421
Other regulatory assets	279,498	287,912
Deferred fuel costs	100,124	100,124
Long-term receivables	11,437	21,558
Debt assumption by Entergy Texas	542,721	669,462
Other	12,320	13,089
TOTAL	1,250,077	1,408,566

TOTAL ASSETS	$5,998,355	$6,056,961

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$341,565	$219,470
Accounts payable:
Associated companies	103,905	155,147
Other	90,963	162,319
Customer deposits	45,292	40,484
Taxes accrued	18,197	418
Interest accrued	32,135	30,112
Deferred fuel costs	92,042	91,976
Obligations under capital leases	24,368	24,368
Pension and other postretirement liabilities	7,823	7,479
Gas hedge contracts	-	20,184
System agreement cost equalization	45,793	67,000
Other	12,639	9,220
TOTAL	814,722	828,177

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,384,063	1,308,449
Accumulated deferred investment tax credits	89,093	91,634
Obligations under capital leases	129,315	116,321
Other regulatory liabilities	37,437	22,007
Decommissioning and asset retirement cost liabilities	237,456	222,909
Accumulated provisions	13,706	13,896
Pension and other postretirement liabilities	183,336	188,390
Long-term debt	1,635,146	1,827,859
Other	62,194	105,176
TOTAL	3,771,746	3,896,641

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Members' equity	1,431,210	1,352,408
Accumulated other comprehensive loss	(29,323)	(30,265)
TOTAL	1,411,887	1,332,143

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,998,355	$6,056,961

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended
	2009		2008
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,401,909		$1,328,501

Add: Net Income	46,212	$46,212	59,935	$59,935

Deduct:
Dividends/distributions declared on common equity	16,700		-
Preferred membership interests	206	206	206	206
Other	5		10
	16,911		216

Members' Equity - End of period	$1,431,210		$1,388,220

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(29,664)		$(22,302)

Pension and other postretirement liabilities (net of tax expense
of $308 and $959)	341	341	(201)	(201)

Balance at end of period:
Pension and other postretirement liabilities	$(29,323)		$(22,503)
Comprehensive Income		$46,347		$59,528

	Nine Months Ended
	2009		2008
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,352,408		$1,312,701

Add: Net Income	102,135	$102,135	113,948	$113,948

Deduct:
Dividends/distributions declared on common equity	22,700		37,800
Preferred membership interests	619	619	619	619
Other	14		10
	23,333		38,429

Members' Equity - End of period	$1,431,210		$1,388,220

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(30,265)		$(22,934)

Pension and other postretirement liabilities (net of tax expense
of $1,053 and $1,839)	942	942	431	431

Balance at end of period:
Pension and other postretirement liabilities	$(29,323)		$(22,503)
Comprehensive Income		$102,458		$113,760

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$122	$194	$(72)	(37)
Commercial	91	161	(70)	(43)
Industrial	90	202	(112)	(55)
Governmental	5	7	(2)	(29)
Total retail	308	564	(256)	(45)
Sales for resale
Associated companies	141	217	(76)	(35)
Non-associated companies	27	63	(36)	(57)
Other	2	(3)	5	167
Total	$478	$841	$(363)	(43)

Billed Electric Energy
Sales (GWh):
Residential	1,751	1,608	143	9
Commercial	1,487	1,439	48	3
Industrial	2,049	2,256	(207)	(9)
Governmental	53	55	(2)	(4)
Total retail	5,340	5,358	(18)	-
Sales for resale
Associated companies	1,975	1,747	228	13
Non-associated companies	748	685	63	9
Total	8,063	7,790	273	4

	Nine Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$311	$440	$(129)	(29)
Commercial	276	403	(127)	(32)
Industrial	297	534	(237)	(44)
Governmental	14	18	(4)	(22)
Total retail	898	1,395	(497)	(36)
Sales for resale
Associated companies	342	465	(123)	(26)
Non-associated companies	90	157	(67)	(43)
Other	38	25	13	52
Total	$1,368	$2,042	$(674)	(33)

Billed Electric Energy
Sales (GWh):
Residential	3,933	3,831	102	3
Commercial	3,823	3,787	36	1
Industrial	5,527	6,553	(1,026)	(16)
Governmental	159	163	(4)	(2)
Total retail	13,442	14,334	(892)	(6)
Sales for resale
Associated companies	5,688	4,425	1,263	29
Non-associated companies	2,152	2,020	132	7
Total	21,282	20,779	503	2

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Gustav and Hurricane Ike

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike" in the Form 10-K for a discussion of Hurricane Gustav (and, to a much lesser extent, Hurricane Ike), which caused catastrophic damage to Entergy Louisiana's service territory in September 2008.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  Entergy Gulf States Louisiana seeks a determination that $152.6 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $90 million.  Entergy Louisiana seeks a determination that $267.4 million of storm restoration costs are recoverable and seeks to replenish its storm reserve in the amount of $200 million.  The storm restoration costs are net of costs that have already been paid from previously funded storm reserves.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana made a supplemental filing to, among other things, recommend recovery of the costs and replenishment of the storm reserves by Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing.  The parties have agreed to a procedural schedule that includes March 2010 hearing dates for both the recoverability and the method of recovery proceedings.

Results of Operations

Net Income

Third Quarter 2009 Compared to Third Quarter 2008

Net income increased $22.7 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income increased $43.1 million primarily due to higher other income, higher net revenue, lower other operation and maintenance expenses, and a lower effective income tax rate, partially offset by higher depreciation and amortization expenses.

Net Revenue

Third Quarter 2009 Compared to Third Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2009 to the third quarter 2008.

Amount
(In Millions)

2008 net revenue	$263.9
Volume/weather	26.9
Retail electric price	8.9
Other	(0.3)
2009 net revenue	$299.4

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase in unbilled sales volume, including the effects of Hurricane Gustav and Hurricane Ike which decreased sales volume in 2008, and the effect of more favorable weather.

           The retail electric price variance is primarily due to an increase in the price applied to unbilled sales resulting from a decrease in the price applied to unbilled sales in 2008 due to the cessation of interim storm recovery and credit passed on to customers as a result of the Act 55 storm cost financing and an interruptible load reserve of $11.2 million recorded in the third quarter 2008 for potential rate refunds.  The increase was partially offset by a formula rate plan provision of $12.9 million recorded in the third quarter 2009 for refunds that will be made to customers in accordance with a settlement approved by the LPSC.  See Note 2 to the financial statements for further discussion of the settlement.

Gross operating revenue and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $362.9 million in fuel cost recovery revenues due to lower fuel rates and a decrease of $46.2 million in rider revenues.  The decrease was partially offset by an increase of $26.9 million related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power and a decrease in the recovery from customers of deferred fuel costs.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Amount
(In Millions)

2008 net revenue	$741.4
Volume/weather	38.1
Retail electric price	(29.1)
Other	2.5
2009 net revenue	$752.9

The volume/weather variance is primarily due to an increase in unbilled sales volume, including the effects of Hurricane Gustav and Hurricane Ike which decreased sales volume in 2008, and the effect of more favorable weather.

The retail electric price variance is primarily due to:

•	a credit passed on to customers as a result of the Act 55 storm cost financing;
•
a net decrease in the formula rate plan effective August 2008 to remove interim storm cost recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan; and

•
a formula rate plan provision of $12.9 million recorded in the third quarter 2009 for refunds that will be made to customers in accordance with a settlement approved by the LPSC.  See Note 2 to the financial statements for further discussion of the settlement.

The decrease was offset by an interruptible load provision of $13.4 million recorded in the second and third quarters 2008 for potential rate refunds.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the interim recovery of storm costs and the Act 55 storm cost financing.

Gross operating revenue and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $569.9 million in fuel cost recovery revenues due to lower fuel rates;
•	a decrease of $58.9 million in rider revenues; and
•	a decrease of $35.6 million in gross wholesale revenue due to a decrease in net generation and purchases resulting in less energy available for resale sales.

The decrease was partially offset by an increase of $38.1 million related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Other Income Statement Variances

Third Quarter 2009 Compared to Third Quarter 2008

Other operation and maintenance expenses increased primarily due to an increase of $4.6 million in nuclear expenses due to higher nuclear labor and contract costs.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Other operation and maintenance expenses decreased primarily due to a decrease of $10 million in loss reserves for storm damage in 2009 because of the completion of the Act 55 storm cost financing and a decrease of $4.5 million in payroll-related costs.  The decrease was partially offset by an increase of $7.3 million in nuclear expenses due to higher nuclear labor and contract costs.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to:

•
distributions of $25 million earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing; and

•	an increase in the allowance for equity funds used during construction due to more construction work in progress throughout 2009.

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $300 million of 6.50% Series first mortgage bonds in August 2008, partially offset by an increase in the allowance for borrowed funds used during construction due to more construction work in progress throughout 2009.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 33.5% for the third quarter 2009 and 30.9% for the nine months ended September 30, 2009.  The differences in the effective income tax rates for the third quarter 2009 and the nine months ended September 30, 2009 versus the federal statutory rate of 35.0% are primarily due to book and tax differences related to the storm cost financing and allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and state income taxes.

The effective income tax rate was 34.0% for the third quarter 2008 and 37.7% for the nine months ended September 30, 2008.  The difference in the effective income tax rate for the nine months ended September 30, 2008 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the storm cost financing, the allowance for equity funds used during construction, and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$138,918	$300

Cash flow provided by (used in):
Operating activities	278,249	926,047
Investing activities	(294,075)	(1,168,734)
Financing activities	(32,687)	428,995
Net increase (decrease) in cash and cash equivalents	(48,513)	186,308

Cash and cash equivalents at end of period	$90,405	$186,608

Operating Activities

Cash flow provided by operating activities decreased $647.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to storm cost proceeds of $679 million received in 2008 from the LURC as a result of the Act 55 storm cost financings.

Investing Activities

Net cash flow used in investing activities decreased $874.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to:

•
the investment of $545 million in affiliate securities and the investment of $134.4 million in the storm reserve escrow account in 2008 as a result of the Act 55 storm cost financings.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing;

•	money pool activity; and
•	higher construction expenditures in 2008 due to Hurricane Gustav and Hurricane Ike.

Decreases in Entergy Louisiana's receivable from the money pool are a source of cash flow, and Entergy Louisiana's receivable from the money pool decreased $30.3 million for

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

the nine months ended September 30, 2009 compared to increasing $106.4 million for the nine months ended September 30, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Louisiana's financing activities used $32.7 million of cash for the nine months ended September 30, 2009 compared to providing $429 million of cash for the nine months ended September 30, 2008 primarily due to the issuance of $300 million of 6.50% Series first mortgage bonds in August 2008 and borrowings of $200 million on Entergy Louisiana's credit facility in 2008, partially offset by the repurchase in 2008 of $60 million of Auction Rate governmental bonds and an increase of $20.6 million in common equity distributions paid in 2009.

Decreases in Entergy Louisiana's payable to the money pool are a use of cash flow, and Entergy Louisiana's payable to the money pool decreased by $2.8 million for the nine months ended September 30, 2008.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2009	December 31, 2008

Net debt to net capital	43.1%	43.6%
Effect of subtracting cash from debt	1.6%	2.5%
Debt to capital	44.7%	46.1%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and members' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital.  Entergy Louisiana is developing its capital plan for 2010 through 2012 and currently anticipates making $1.7 billion in capital investments during that period, including approximately $444 million for maintenance of existing assets.  The remaining $1.3 billion is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth, including the Acadia Unit 2 purchase discussed below.  Following are additional updates to the discussion in the Form 10-K.

Entergy Louisiana's receivables from or (payables to) the money pool were as follows:

September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
(In Thousands)

$30,971	$61,236	$106,427	($2,791)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of September 30, 2009.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Acadia Unit 2 Purchase Agreement

In October 2009 Entergy Louisiana announced that it has signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  The Acadia Energy Center, which entered commercial service in 2002, consists of two combined-cycle gas-fired generating units, each nominally rated at 580 MW.  Entergy Louisiana proposes to acquire 100 percent of Acadia Unit 2 and a 50 percent ownership interest in the facility’s common assets.  In a separate transaction entered into earlier this year, Cleco Power is acquiring Acadia Unit 1 and the other 50 percent interest in the facility’s common assets.  Upon closing the transaction, Cleco Power will serve as operator for the entire facility.  Entergy Louisiana has committed to sell one third of the output of Unit 2 to Entergy Gulf States Louisiana in accordance with terms and conditions detailed under the existing Entergy System Agreement.

Entergy Louisiana's purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  Closing is expected to occur in late 2010 or early 2011.  Entergy Louisiana and Acadia Power Partners also have entered into a purchased power agreement for 100 percent of the output of Acadia Unit 2 that will commence on May 1, 2010 and is set to expire at the closing of the acquisition transaction.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of Entergy Louisiana's Little Gypsy repowering project.  On March 11, 2009, the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project's economic viability, to make a recommendation regarding whether to proceed with the project.  This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets. On April 1, 2009, Entergy Louisiana complied with the LPSC's directive and recommended that the project be suspended for an extended period of time of three years or more.  Entergy Louisiana estimated that its total costs for the project, if suspended, including actual spending to date and estimated contract cancellation costs, would be approximately $300 million.  Entergy Louisiana had obtained all major environmental permits required to begin construction.  A longer-term suspension places these permits at risk and may adversely affect the project's economics and technological feasibility.  On May 22, 2009, the LPSC issued an order declaring that Entergy Louisiana's decision to place the Little Gypsy project into a longer-term suspension of three years or more is in the public interest and prudent.  In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the project and seeking recovery over a five-year period of the project costs.  The filing estimates that Entergy Louisiana's total costs for the project, if canceled, will be approximately $209 million.

Waterford 3 Steam Generator Replacement Project

In July 2009 the LPSC granted Entergy Louisiana's motion to dismiss, without prejudice, its application seeking recovery of cash earnings on construction work in progress (CWIP) for the steam generator replacement project, acknowledging Entergy Louisiana's right, at any time, to seek cash earnings on CWIP if Entergy Louisiana believes that circumstances or projected circumstances are such that a request for cash earnings on CWIP is merited.  The cash earnings on CWIP application had been consolidated with a similar request for the Little Gypsy repowering project that was also dismissed in response to the same motion.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Income Taxes

As discussed in Note 10 to the financial statements, in September 2009, Entergy received a partial agreement from the IRS for the years 2002 and 2003.  When Entergy Louisiana, Inc. restructured effective December 31, 2005, Entergy Louisiana agreed, under the terms of the merger plan, to indemnify its parent, Entergy Louisiana Holdings, Inc. (formerly, Entergy Louisiana, Inc.) for certain tax obligations that are arising from the above referenced IRS partial agreement.  Because the agreement with the IRS was finalized in the third quarter 2009, Entergy Louisiana intends to pay Entergy Louisiana Holdings approximately $300 million pursuant to these intercompany obligations in the fourth quarter 2009.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to the information provided in the Form 10-K.

See the Form 10-K for a discussion of Entergy Louisiana's formula rate plan filings with the LPSC for the 2007 and 2006 test years.  The LPSC staff and intervenors issued their reports on Entergy Louisiana's 2007 test year filing in July 2008 and, with minor exceptions, primarily raised proposed disallowance issues that were previously raised with regard to Entergy Louisiana's 2006 test year filing and remained at issue in that proceeding.  The 2006 test year included Entergy Louisiana's request to recover unrecovered fixed costs associated with the loss of customers that resulted from Hurricane Katrina.  In October 2009 the LPSC approved a settlement that resolves the 2007 and 2006 test year filings.  The settlement provides for a new formula rate plan for the 2008, 2009, and 2010 test years.  Entergy Louisiana is permitted, effective with the November 2009 billing cycle, to reset its rates to achieve a 10.25% return on equity for the 2008 test year.  10.25% is the target midpoint return on equity for the new formula rate plan, with an earnings bandwidth of +/- 80 basis points (9.45% - 11.05%).  The rate reset, a $20.5 million increase, was implemented for the November 2009 billing cycle, and the rate reset will be subject to refund pending review of the 2008 test year filing that was made on October 21, 2009.  The settlement does not allow recovery through the formula rate plan of most of Entergy Louisiana's costs associated with Entergy's stock option plan.  Pursuant to the settlement Entergy Louisiana will refund to its customers $12.9 million, which includes interest, in the November 2009 billing cycle.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Utility Restructuring

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Utility Restructuring" in the Form 10-K for a discussion of utility restructuring.

Industrial and Commercial Customers

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$624,829	$1,021,588	$1,681,242	$2,340,109

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	145,265	476,050	364,832	731,324
Purchased power	187,243	276,996	558,379	841,845
Nuclear refueling outage expenses	5,364	5,196	16,433	13,921
Other operation and maintenance	94,397	89,936	296,208	302,345
Decommissioning	5,391	5,021	15,888	14,796
Taxes other than income taxes	16,890	17,801	50,605	49,049
Depreciation and amortization	51,465	48,354	151,481	143,324
Other regulatory charges (credits) - net	(7,105)	4,634	5,109	25,561
TOTAL	498,910	923,988	1,458,935	2,122,165

OPERATING INCOME	125,919	97,600	222,307	217,944

OTHER INCOME
Allowance for equity funds used during construction	7,028	4,530	21,888	11,552
Interest and dividend income	19,939	19,520	58,271	28,225
Miscellaneous - net	(838)	(947)	(3,036)	(2,886)
TOTAL	26,129	23,103	77,123	36,891

INTEREST AND OTHER CHARGES
Interest on long-term debt	23,354	21,046	70,262	59,378
Other interest - net	2,446	5,065	6,651	9,251
Allowance for borrowed funds used during construction	(4,528)	(2,772)	(14,120)	(7,077)
TOTAL	21,272	23,339	62,793	61,552

INCOME BEFORE INCOME TAXES	130,776	97,364	236,637	193,283

Income taxes	43,807	33,139	73,141	72,919

NET INCOME	86,969	64,225	163,496	120,364

Preferred dividend requirements and other	1,738	1,738	5,213	5,213

EARNINGS APPLICABLE TO
COMMON EQUITY	$85,231	$62,487	$158,283	$115,151

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$163,496	$120,364
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	5,109	25,561
Depreciation, amortization, and decommissioning	167,369	158,120
Deferred income taxes, investment tax credits, and non-current taxes accrued	(166,221)	28,473
Changes in working capital:
Receivables	134,842	(79,325)
Accounts payable	(55,788)	30,663
Taxes accrued	301,546	96,964
Interest accrued	(13,998)	(230)
Deferred fuel costs	(40,462)	(101,082)
Other working capital accounts	(127,282)	(42,171)
Provision for estimated losses and reserves	1,073	135,054
Changes in other regulatory assets	(86,552)	599,709
Other	(4,883)	(46,053)
Net cash flow provided by operating activities	278,249	926,047

INVESTING ACTIVITIES
Construction expenditures	(342,308)	(400,146)
Allowance for equity funds used during construction	21,888	11,552
Insurance proceeds	-	11,317
Nuclear fuel purchases	(75,925)	(71,253)
Proceeds from the sale/leaseback of nuclear fuel	75,871	70,818
Payment to storm reserve escrow account	-	(134,423)
Investment in affiliates	160	(544,994)
Changes in other investments - net	995	-
Proceeds from nuclear decommissioning trust fund sales	40,432	15,163
Investment in nuclear decommissioning trust funds	(45,453)	(20,341)
Change in money pool receivable - net	30,265	(106,427)
Net cash flow used in investing activities	(294,075)	(1,168,734)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	297,048
Retirement of long-term debt	(6,597)	(60,000)
Change in money pool payable - net	-	(2,791)
Changes in credit borrowing, net	-	200,000
Distributions paid:
Common equity	(20,600)	-
Preferred membership interests	(5,213)	(5,213)
Other	(277)	(49)
Net cash flow provided by (used in) financing activities	(32,687)	428,995

Net increase (decrease) in cash and cash equivalents	(48,513)	186,308

Cash and cash equivalents at beginning of period	138,918	300

Cash and cash equivalents at end of period	$90,405	$186,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$88,357	$66,352
Income taxes	$(31,044)	$(5,661)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$192	$-
Temporary cash investments	90,213	138,918
Total cash and cash equivalents	90,405	138,918
Accounts receivable:
Customer	91,704	127,765
Allowance for doubtful accounts	(1,996)	(1,698)
Associated companies	101,880	244,575
Other	9,309	11,271
Accrued unbilled revenues	83,421	67,512
Total accounts receivable	284,318	449,425
Note receivable - Entergy New Orleans	9,353	-
Accumulated deferred income taxes	19,897	66,229
Materials and supplies - at average cost	133,484	128,388
Deferred nuclear refueling outage costs	7,183	19,962
Gas hedge contracts	3,018	-
Prepayments and other	14,354	10,046
TOTAL	562,012	812,968

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	544,994	545,154
Decommissioning trust funds	203,189	180,862
Non-utility property - at cost (less accumulated depreciation)	1,169	1,306
Note receivable - Entergy New Orleans	-	9,353
Other	810	1,805
TOTAL	750,162	738,480

UTILITY PLANT
Electric	7,093,243	6,734,732
Property under capital lease	256,348	256,348
Construction work in progress	497,619	602,070
Nuclear fuel under capital lease	110,940	74,197
TOTAL UTILITY PLANT	7,958,150	7,667,347
Less - accumulated depreciation and amortization	3,336,533	3,245,701
UTILITY PLANT - NET	4,621,617	4,421,646

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	140,409	107,596
Other regulatory assets	471,251	515,053
Deferred fuel costs	67,998	67,998
Long-term receivables	1,209	1,209
Other	18,419	20,218
TOTAL	699,286	712,074

TOTAL ASSETS	$6,633,077	$6,685,168

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$72,326	$-
Accounts payable:
Associated companies	36,885	67,465
Other	128,461	254,055
Customer deposits	81,708	78,401
Taxes accrued	327,239	25,693
Interest accrued	24,282	38,280
Deferred fuel costs	51,101	91,563
Obligations under capital leases	38,362	38,362
Pension and other postretirement liabilities	9,262	8,935
System agreement cost equalization	60,006	156,000
Gas hedge contracts	-	26,668
Other	25,230	33,841
TOTAL	854,862	819,263

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,764,636	1,940,065
Accumulated deferred investment tax credits	80,450	82,848
Obligations under capital leases	72,578	35,843
Other regulatory liabilities	36,247	43,562
Decommissioning	292,728	276,839
Accumulated provisions	20,989	19,916
Pension and other postretirement liabilities	284,251	282,683
Long-term debt	1,308,575	1,387,473
Other	70,987	88,838
TOTAL	3,931,441	4,158,067

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,769,736	1,632,053
Accumulated other comprehensive loss	(22,962)	(24,215)
TOTAL	1,846,774	1,707,838

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,633,077	$6,685,168

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended
	2009		2008
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,695,405		$1,534,173

Add:
Net income	86,969	$86,969	64,225	$64,225

Deduct:
Distributions declared:
Preferred membership interests	1,738	1,738	1,738	1,738
Common stock dividend to parent	10,900		-
Other	-		50
	12,638		1,788

Members' Equity - End of period	$1,769,736		$1,596,610

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(23,379)		$(27,004)

Pension and other postretirement liabilities (net of tax expense of $348 and $409)	417	417	482	482

Balance at end of period:
Pension and other postretirement liabilities	$(22,962)		$(26,522)
Comprehensive Income		$85,648		$62,969

	Nine Months Ended
	2009		2008
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,632,053		$1,481,509

Add:
Net income	163,496	$163,496	120,364	$120,364

Deduct:
Distributions declared:
Preferred membership interests	5,213	5,213	5,213	5,213
Common stock dividend to parent	20,600		-
Other	-		50
	25,813		5,263

Members' Equity - End of period	$1,769,736		$1,596,610

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(24,215)		$(27,968)

Pension and other postretirement liabilities (net of tax expense of $1,045 and $1,227)	1,253	1,253	1,446	1,446

Balance at end of period:
Pension and other postretirement liabilities	$(22,962)		$(26,522)
Comprehensive Income		$159,536		$116,597

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$216	$365	$(149)	(41)
Commercial	124	218	(94)	(43)
Industrial	156	333	(177)	(53)
Governmental	8	16	(8)	(50)
Total retail	504	932	(428)	(46)
Sales for resale
Associated companies	91	104	(13)	(13)
Non-associated companies	1	2	(1)	(50)
Other	29	(16)	45	281
Total	$625	$1,022	$(397)	(39)

Billed Electric Energy
Sales (GWh):
Residential	2,896	2,756	140	5
Commercial	1,724	1,688	36	2
Industrial	3,452	3,444	8	-
Governmental	115	118	(3)	(3)
Total retail	8,187	8,006	181	2
Sales for resale
Associated companies	523	613	(90)	(15)
Non-associated companies	17	49	(32)	(65)
Total	8,727	8,668	59	1

	Nine Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$531	$762	$(231)	(30)
Commercial	354	500	(146)	(29)
Industrial	514	797	(283)	(36)
Governmental	27	38	(11)	(29)
Total retail	1,426	2,097	(671)	(32)
Sales for resale
Associated companies	169	201	(32)	(16)
Non-associated companies	4	7	(3)	(43)
Other	82	35	47	134
Total	$1,681	$2,340	$(659)	(28)

Billed Electric Energy
Sales (GWh):
Residential	6,730	6,703	27	-
Commercial	4,435	4,431	4	-
Industrial	9,930	10,111	(181)	(2)
Governmental	341	348	(7)	(2)
Total retail	21,436	21,593	(157)	(1)
Sales for resale
Associated companies	1,262	1,723	(461)	(27)
Non-associated companies	83	102	(19)	(19)
Total	22,781	23,418	(637)	(3)

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2009 Compared to Third Quarter 2008

Net income increased $6.6 million primarily due to higher net revenue, partially offset by higher interest expense.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income increased $11 million primarily due to higher net revenue, partially offset by higher depreciation and amortization expenses, higher interest expense, and lower other income.

Net Revenue

Third Quarter 2009 Compared to Third Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2009 to the third quarter 2008.

Amount
(In Millions)

2008 net revenue	$144.4
Retail electric price	4.1
Net wholesale revenue	4.0
Reserve equalization	3.1
Volume/weather	2.4
Other	(1.0)
2009 net revenue	$157.0

The retail electric price variance is primarily due to a formula rate plan increase effective July 2009, offset by a decrease in the Attala power plant costs that are recovered through the power management rider. The formula rate plan filing is discussed further in "State and Local Rate Regulation" below. The net income effect of the Attala power plant costs recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The net wholesale revenue variance is primarily due to a change in a contract with a wholesale customer that increased its monthly demand charge and an increased net balance on joint account sales as a result of lower fuel prices in 2009.

The reserve equalization variance is primarily due to increased reserve equalization revenue as a result of changes in the Entergy System generation mix compared to the same period in 2008.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to the effect of more favorable weather on billed and unbilled sales in 2009 compared to the same period in 2008, offset by a 16% decrease in electricity usage in the industrial sector.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $148.3 million in fuel cost recovery revenues due to lower fuel rates and decreased usage, offset by an increase of $15.1 million in power management rider revenue.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Other regulatory charges decreased primarily due to decreased recovery of costs associated with the power management recovery rider and decreased recovery through the Grand Gulf rider of Grand Gulf capacity costs due to lower rates and decreased usage. There is no material effect on net income due to quarterly adjustments to the power management recovery rider and annual adjustments to the Grand Gulf rider.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Amount
(In Millions)

2008 net revenue	$385.2
Retail electric price	13.0
Net wholesale revenue	5.8
Reserve equalization	5.1
Other	1.1
2009 net revenue	$410.2

The retail electric price variance is primarily due to an increase in Attala power plant costs that are recovered through the power management rider and a formula rate plan increase effective July 2009. The net income effect of the Attala power plant costs recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes. The formula rate plan filing is discussed further in "State and Local Rate Regulation" below.

The net wholesale revenue variance is primarily due to a change in a contract with a wholesale customer that increased its monthly demand charge and an increased net balance on joint account sales as a result of lower fuel prices in 2009.

The reserve equalization variance is primarily due to increased reserve equalization revenue as a result of changes in the Entergy System generation mix compared to the same period in 2008.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis
Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to:

•	a decrease of $164.1 million in fuel cost recovery revenues due to lower fuel rates and decreased usage;
•	a decrease of $48.5 million in gross wholesale revenues primarily due to a decrease in volume as a result of less energy available for resale sales; and
•	a decrease of $12.9 million in power management rider revenue.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Other regulatory charges decreased primarily due to decreased recovery of costs associated with the power management recovery rider and decreased recovery through the Grand Gulf Rider of Grand Gulf capacity costs due to lower rates and decreased usage. There is no material effect on net income due to quarterly adjustments to the power management recovery rider and annual adjustments to the Grand Gulf rider.

Other Income Statement Variances

Third Quarter 2009 Compared to Third Quarter 2008

Interest expense increased primarily due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to the potential buyer's forfeiture of a $1.7 million deposit in June 2008 for an option to purchase non-utility property, offset by an increase due to the gain recorded in 2009 on the sale of utility property.

Interest expense increased primarily due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009.

Income Taxes

The effective income tax rate was 37.3% for the third quarter 2009 and 37.4% for the nine months ended September 30, 2009.  The difference in the effective income tax rate for the third quarter 2009 versus the federal statutory rate of 35% is primarily due to state income taxes. The difference in the effective income tax rate for the nine months ended September 30, 2009 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items.

The effective income tax rate was 37.3% for the third quarter 2008 and 36.7% for the nine months ended September 30, 2008.  The difference in the effective income tax rate for the third quarter 2008 versus the federal statutory rate of 35% is primarily due to state income taxes.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$1,082	$40,582

Cash flow provided by (used in):
Operating activities	139,757	33,828
Investing activities	(113,028)	(87,705)
Financing activities	41,810	15,028
Net increase (decrease) in cash and cash equivalents	68,539	(38,849)

Cash and cash equivalents at end of period	$69,621	$1,733

Operating Activities

Cash flow provided by operating activities increased $105.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to increased recovery of deferred fuel costs and a decrease of $7.6 million in pension contributions.

Investing Activities

Cash flow used in investing activities increased $25.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to money pool activity, offset by decreased construction expenditures related to various fossil and distribution projects.

Increases in Entergy Mississippi's receivable from the money pool are a use of cash flow, and Entergy Mississippi's receivable from the money pool increased by $23.9 million for the nine months ended September 30, 2009 compared to decreasing by $21 million for the nine months ended September 30, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Cash flow provided by financing activities increased $26.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009, offset by money pool activity and an increase of $27.9 million in common stock dividends paid in 2009.

Decreases in Entergy Mississippi's payable to the money pool are a use of cash flow, and Entergy Mississippi's payable to the money pool decreased by $66 million for the nine months ended September 30, 2009 compared to increasing $28.3 million for the nine months ended September 30, 2008.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis
Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio is due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009, as discussed below.

	September 30, 2009	December 31, 2008

Net debt to net capital	51.4%	49.5%
Effect of subtracting cash from debt	2.1%	0.0%
Debt to capital	53.5%	49.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital.  Entergy Mississippi is developing its capital plan for 2010 through 2012 and currently anticipates making $554 million in capital investments during that period, including approximately $368 million for maintenance of existing assets.  The remaining $186 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements.  Following are additional updates to the information presented in the Form 10-K.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
(In Thousands)

$23,892	($66,044)	($28,250)	$20,997

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May and June 2009, Entergy Mississippi renewed its two separate credit facilities through May 2010. In August 2009, Entergy Mississippi increased its borrowing capacity with a third line of credit which will also expire in May 2010, increasing the borrowing limits to the aggregate amount of $70 million.  No borrowings were outstanding under the credit facilities as of September 30, 2009.

In June 2009, Entergy Mississippi issued $150 million of 6.64% Series first mortgage bonds due July 2019.  Entergy Mississippi used the proceeds to repay outstanding borrowings on its credit facilities, to repay short-term borrowings under the Entergy System money pool, and for other general corporate purposes.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis
State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following is an update to that discussion.

Formula Rate Plan

On September 18, 2009, Entergy Mississippi filed proposed modifications to its formula rate plan rider.  The proposed modifications include: (1) resetting Entergy Mississippi's return on common equity to the middle of the formula rate plan bandwidth each year and eliminating the 50/50 sharing in the current plan, (2) replacing the current rate change limit of two percent of revenues subject to a $14.5 million revenue adjustment cap with a proposed limit of four percent of revenues, (3) implementing a projected test year for the annual filing and subsequent look-back for the prior year, and (4) modifying the performance measurement process.

In March 2009, Entergy Mississippi made with the MPSC its annual scheduled formula rate plan filing for the 2008 test year.  The filing reported a $27.0 million revenue deficiency and an earned return on common equity of 7.41%.  Entergy Mississippi requested a $14.5 million increase in annual electric revenues, which is the maximum increase allowed under the terms of the formula rate plan.  The MPSC issued an order on June 30, 2009, finding that Entergy Mississippi's earned return was sufficiently below the lower bandwidth limit set by the formula rate plan to require a $14.5 million increase in annual revenues, effective for bills rendered on or after June 30, 2009.

In March 2008, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2007 test year with the MPSC.  The filing showed that a $10.1 million increase in annual electric revenues is warranted.  In June 2008, Entergy Mississippi reached a settlement with the Mississippi Public Utilities Staff that would result in a $3.8 million rate increase.  In January 2009 the MPSC rejected the settlement and left the current rates in effect.  Entergy Mississippi appealed the MPSC's decision to the Mississippi Supreme Court.  After the decision of the MPSC regarding the formula rate plan filing for the 2008 test year, Entergy Mississippi filed a motion to dismiss its appeal to the Mississippi Supreme Court.

Fuel and Purchased Power Recovery

In August 2009 the MPSC retained an independent audit firm to audit Entergy Mississippi's fuel adjustment clause submittals for the period October 2007 through September 2009.  The audit report is due to the MPSC by December 15, 2009.

Federal Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Federal Regulation" in the Form 10-K for a discussion of "System Agreement Proceedings," "Transmission," and "Interconnection Orders."

Utility Restructuring

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Utility Restructuring" in the Form 10-K for a discussion of utility restructuring.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for unbilled revenue and qualified pension and other postretirement benefits.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$356,545	$491,113	$908,865	$1,137,945

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	102,847	164,632	284,008	313,824
Purchased power	96,866	149,603	271,985	365,971
Other operation and maintenance	51,119	49,748	159,544	160,094
Taxes other than income taxes	16,590	18,412	48,402	48,386
Depreciation and amortization	21,967	21,082	64,980	62,356
Other regulatory charges (credits) - net	(177)	32,509	(57,345)	72,908
TOTAL	289,212	435,986	771,574	1,023,539

OPERATING INCOME	67,333	55,127	137,291	114,406

OTHER INCOME
Allowance for equity funds used during construction	781	782	2,499	2,396
Interest and dividend income	257	649	706	1,423
Miscellaneous - net	300	(460)	(880)	483
TOTAL	1,338	971	2,325	4,302

INTEREST AND OTHER CHARGES
Interest on long-term debt	12,939	10,404	34,399	31,149
Other interest - net	1,094	1,723	3,314	4,168
Allowance for borrowed funds used during construction	(448)	(541)	(1,494)	(1,444)
TOTAL	13,585	11,586	36,219	33,873

INCOME BEFORE INCOME TAXES	55,086	44,512	103,397	84,835

Income taxes	20,528	16,588	38,674	31,102

NET INCOME	34,558	27,924	64,723	53,733

Preferred dividend requirements and other	707	707	2,121	2,121

EARNINGS APPLICABLE TO
COMMON STOCK	$33,851	$27,217	$62,602	$51,612

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$64,723	$53,733
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(57,345)	72,908
Depreciation and amortization	64,980	62,356
Deferred income taxes, investment tax credits, and non-current taxes accrued	(4,908)	1,441
Changes in working capital:
Receivables	11,098	(67,954)
Fuel inventory	2,642	1,468
Accounts payable	(17,461)	40,189
Taxes accrued	32,061	21,283
Interest accrued	529	2,924
Deferred fuel costs	65,221	(134,470)
Other working capital accounts	(25,210)	26,665
Provision for estimated losses and reserves	4,318	(10,079)
Changes in other regulatory assets	(38,116)	4,955
Other	37,225	(41,591)
Net cash flow provided by operating activities	139,757	33,828

INVESTING ACTIVITIES
Construction expenditures	(91,553)	(110,277)
Allowance for equity funds used during construction	2,499	2,396
Change in money pool receivable - net	(23,892)	20,997
Payment to storm reserve escrow account	(162)	(737)
Other	80	(84)
Net cash flow used in investing activities	(113,028)	(87,705)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	148,475	29,499
Retirement of long-term debt	-	(30,000)
Change in money pool payable - net	(66,044)	28,250
Dividends paid:
Common stock	(38,500)	(10,600)
Preferred stock	(2,121)	(2,121)
Net cash flow provided by financing activities	41,810	15,028

Net increase (decrease) in cash and cash equivalents	68,539	(38,849)

Cash and cash equivalents at beginning of period	1,082	40,582

Cash and cash equivalents at end of period	$69,621	$1,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$35,576	$30,869
Income taxes	$-	$4,209

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$18	$1,072
Temporary cash investment	69,603	10
Total cash and cash equivalents	69,621	1,082
Accounts receivable:
Customer	71,176	76,503
Allowance for doubtful accounts	(981)	(687)
Associated companies	40,921	29,291
Other	9,253	11,675
Accrued unbilled revenues	44,658	35,451
Total accounts receivable	165,027	152,233
Note receivable - Entergy New Orleans	7,610	-
Deferred fuel costs	-	5,025
Accumulated deferred income taxes	2,854	19,335
Fuel inventory - at average cost	6,646	9,288
Materials and supplies - at average cost	30,851	31,921
Gas hedge contracts	1,248	-
Prepayments and other	6,287	6,290
TOTAL	290,144	225,174

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,535	5,615
Non-utility property - at cost (less accumulated depreciation)	4,898	5,000
Storm reserve escrow account	31,854	31,692
Note receivable - Entergy New Orleans	-	7,610
TOTAL	42,287	49,917

UTILITY PLANT
Electric	3,039,878	2,951,636
Property under capital lease	6,773	7,806
Construction work in progress	59,737	81,959
TOTAL UTILITY PLANT	3,106,388	3,041,401
Less - accumulated depreciation and amortization	1,100,287	1,058,426
UTILITY PLANT - NET	2,006,101	1,982,975

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	33,422	23,693
Other regulatory assets	251,629	226,933
Other	20,737	19,451
TOTAL	305,788	270,077

TOTAL ASSETS	$2,644,320	$2,528,143

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$36,423	$115,876
Other	32,594	39,623
Customer deposits	61,646	58,517
Taxes accrued	72,957	40,896
Interest accrued	17,642	17,113
Deferred fuel costs	60,196	-
System agreement cost equalization	10,239	23,000
Gas hedge contracts	-	15,610
Other	5,580	5,373
TOTAL	297,277	316,008

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	560,372	571,193
Accumulated deferred investment tax credits	7,787	8,605
Obligations under capital lease	5,324	6,418
Other regulatory liabilities	1,248	22,331
Asset retirement cost liabilities	4,997	4,784
Accumulated provisions	41,275	36,957
Pension and other postretirement liabilities	113,467	118,223
Long-term debt	845,285	695,330
Other	27,548	32,656
TOTAL	1,607,303	1,496,497

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2009 and 2008	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	490,723	466,621
TOTAL	689,359	665,257

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,644,320	$2,528,143

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$159	$213	$	(54)	(25)
Commercial	114	161		(47)	(29)
Industrial	39	64		(25)	(39)
Governmental	10	14		(4)	(29)
Total retail	322	452		(130)	(29)
Sales for resale
Associated companies	17	19		(2)	(11)
Non-associated companies	9	14		(5)	(36)
Other	9	6		3	50
Total	$357	$491	$	(134)	(27)

Billed Electric Energy
Sales (GWh):
Residential	1,808	1,757		51	3
Commercial	1,421	1,426		(5)	-
Industrial	599	710		(111)	(16)
Governmental	118	116		2	2
Total retail	3,946	4,009		(63)	(2)
Sales for resale
Associated companies	69	80		(11)	(14)
Non-associated companies	115	152		(37)	(24)
Total	4,130	4,241		(111)	(3)

	Nine Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$367	$441	$	(74)	(17)
Commercial	302	369		(67)	(18)
Industrial	111	150		(39)	(26)
Governmental	28	33		(5)	(15)
Total retail	808	993		(185)	(19)
Sales for resale
Associated companies	32	75		(43)	(57)
Non-associated companies	23	28		(5)	(18)
Other	46	42		4	10
Total	$909	$1,138	$	(229)	(20)

Billed Electric Energy
Sales (GWh):
Residential	4,186	4,203		(17)	-
Commercial	3,607	3,685		(78)	(2)
Industrial	1,625	1,953		(328)	(17)
Governmental	306	311		(5)	(2)
Total retail	9,724	10,152		(428)	(4)
Sales for resale
Associated companies	154	478		(324)	(68)
Non-associated companies	268	302		(34)	(11)
Total	10,146	10,932		(786)	(7)

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2009 Compared to Third Quarter 2008

Net income increased slightly by $0.2 million primarily due to higher net revenue and a lower effective income tax rate, substantially offset by lower other income.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income decreased $5.0 million primarily due to lower net revenue, lower other income, and higher other operation and maintenance expenses, partially offset by lower interest and other charges and a lower effective income tax rate.

Net Revenue

Third Quarter 2009 Compared to Third Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the third quarter 2009 to the third quarter 2008.

Amount
(In Millions)

2008 net revenue	$67.5
Effect of rate case settlement	(4.0)
Volume/weather	3.0
Other	2.3
2009 net revenue	$68.8

The effect of rate case settlement variance results from the April 2009 settlement of Entergy New Orleans' rate case, and includes the effects of realigning non-fuel costs associated with the operation of Grand Gulf from the fuel adjustment clause to electric base rates effective June 2009.  See Note 2 to the financial statements for further discussion of the rate case settlement.

The volume/weather variance is primarily due to more favorable weather compared to the same period in 2008.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $36.8 million in electric fuel cost recovery revenues due to lower fuel rates;
•	a decrease of $15.2 million in affiliated wholesale revenue primarily due to a decrease in the average price of the energy available for resale sales; and
•	a decrease of $11.6 million in gross gas revenues due to decreased fuel recovery revenue as a result of lower price.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Amount
(In Millions)

2008 net revenue	$196.5
Effect of rate case settlement	(7.0)
Price applied to unbilled sales	(6.4)
Volume/weather	6.1
Other	(1.3)
2009 net revenue	$187.9

The effect of rate case settlement variance results from the April 2009 settlement of Entergy New Orleans' rate case, and includes the effects of realigning non-fuel costs associated with the operation of Grand Gulf from the fuel adjustment clause to electric base rates effective June 2009.  See Note 2 to the financial statements for further discussion of the rate case settlement.

The price applied to unbilled sales variance results from a decline in natural gas and purchased power prices.

The volume/weather variance is primarily due to an increase in electricity usage.  Billed retail electricity usage increased a total of 117 GWh, an increase of 3.4%.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $69.7 million in electric fuel cost recovery revenues due to lower fuel rates;
•	a decrease of $68.5 million in affiliated wholesale revenue due to a decrease in the average price of energy available for resale sales; and
•	a decrease of $31.5 million in gross gas revenues due to decreased fuel recovery revenue as a result of lower price and lower usage.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Other Income Statement Variances

Third Quarter 2009 Compared to Third Quarter 2008

Other income decreased primarily due to a decrease in interest earned on money pool investments.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Other operation and maintenance expenses increased primarily due to an increase of $1.2 million in transmission spending for transmission equalization expenses, substation maintenance, and costs related to the Independent Coordinator of Transmission.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Other income decreased primarily due to a decrease in interest earned on money pool investments.

Interest and other charges decreased primarily due to a decrease in the interest rate on notes payable issued to affiliates as part of Entergy New Orleans' plan of reorganization, as described more fully in Note 18 to the financial statements in the Form 10-K.

Income Taxes

The effective income tax rate was 33.6% for the third quarter 2009 and 37.0% for the nine months ended September 30, 2009.  The difference in the effective income tax rate for the third quarter 2009 versus the federal statutory rate of 35% is primarily due to flow-through book and tax timing differences, partially offset by state income taxes.  The difference in the effective income tax rate for the nine months ended September 30, 2009 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by flow-through book and tax timing differences.

The effective income tax rate was 40.5% for the third quarter 2008 and 41.1% for the nine months ended September 30, 2008.  The difference in the effective income tax rate for the third quarter 2008 and the nine months ended September 30, 2008 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$137,444	$92,010

Cash flow provided by (used in):
Operating activities	78,945	63,237
Investing activities	(44,402)	(3,043)
Financing activities	(21,520)	(31,531)
Net increase in cash and cash equivalents	13,023	28,663

Cash and cash equivalents at end of period	$150,467	$120,673

Operating Activities

Net cash flow provided by operating activities increased $15.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to increased recovery of deferred fuel costs and the timing of collections of receivables from customers partially offset by the timing of payments to vendors.

Investing Activities

Net cash used in investing activities increased $41.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to insurance proceeds received in 2008 related to Hurricane Katrina, partially offset by storm restoration spending in 2008 due to Hurricane Gustav and money pool activity.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Decreases in Entergy New Orleans' receivable from the money pool are a source of cash flow, and Entergy New Orleans' receivable from the money pool decreased by $8.5 million for the nine months ended September 30, 2009 compared to increasing by $21.3 million for the nine months ended September 30, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash used in financing activities decreased $10 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the redemption, at maturity, of $30 million of 3.875% first mortgage bonds in August 2008, partially offset by dividends paid on common stock in 2009.

Capital Structure

Entergy New Orleans' capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2009	December 31, 2008

Net debt to net capital	33.9%	37.0%
Effect of subtracting cash from debt	19.5%	17.1%
Debt to capital	53.4%	54.1%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans' financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital.  Entergy New Orleans is developing its capital plan for 2010 through 2012 and currently anticipates making $140 million in capital investments during that period, including approximately $86 million for maintenance of existing assets.  The remaining $54 million is associated with specific investments such as plant upgrades, transmission upgrades and system improvements, and other investments.  Additionally, Entergy New Orleans anticipates investing approximately $55 million in the continued rebuilding of its gas system damaged during Hurricane Katrina in 2005.

Entergy New Orleans' receivables from the money pool were as follows:

September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
(In Thousands)

$51,609	$60,093	$69,013	$47,705

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to the information provided in the Form 10-K.

Filings with the City Council

Retail Rates

As discussed in the Form 10-K, on July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council.  On April 2, 2009, the City Council approved a comprehensive settlement.  The settlement provides for a net $35.3 million reduction in combined fuel and non-fuel electric revenue requirement, including conversion of the $10.6 million voluntary recovery credit to a permanent reduction and complete realignment of Grand Gulf cost recovery from fuel to electric base rates, and a $4.95 million gas rate increase, both effective June 1, 2009.  A new three-year formula rate plan was also adopted, with terms including an 11.1% electric return on common equity (ROE) with a +/- 40 basis point bandwidth and a 10.75% gas ROE with a +/- 50 basis point bandwidth.  Earnings outside the bandwidth reset to the midpoint ROE, with rates changing on a prospective basis depending on whether Entergy New Orleans is over- or under-earning.  The formula rate plan also includes a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure events.

The rate case settlement also included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  On September 17, 2009, the City Council approved the programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs.  The programs are expected to begin in 2010.

Fuel Adjustment Clause Litigation

See the Form 10-K for a discussion of the lawsuit filed by a group of ratepayers in April 1999 against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers, which currently remains pending, and the corresponding complaint filed with the City Council.  In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004.  In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher.  In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.  On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  In April 2009 the Louisiana Supreme Court reversed the decision of the Louisiana Fourth Circuit Court of Appeal and reinstated the decision of the Civil District Court.  On April 17, 2009, the plaintiffs requested rehearing by the Louisiana Supreme Court.  On May 29, 2009, the Louisiana Supreme Court denied the request for rehearing.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Federal Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and qualified pension and other postretirement benefits.

Unbilled Revenue

As discussed in the Form 10-K, Entergy New Orleans records an estimate of the revenues earned for energy delivered since the latest customer billing.  Effective June 1, 2009 the fuel cost component is no longer included in the unbilled revenue calculation at Entergy New Orleans.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$158,988	$189,808	$404,632	$524,603
Natural gas	15,083	25,795	77,670	109,863
TOTAL	174,071	215,603	482,302	634,466

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	49,182	82,409	143,741	263,366
Purchased power	55,370	64,679	149,734	171,485
Other operation and maintenance	26,524	26,094	80,233	78,327
Taxes other than income taxes	11,407	11,158	30,623	31,391
Depreciation and amortization	8,520	8,250	25,290	24,553
Other regulatory charges - net	766	1,028	944	3,087
TOTAL	151,769	193,618	430,565	572,209

OPERATING INCOME	22,302	21,985	51,737	62,257

OTHER INCOME
Allowance for equity funds used during construction	71	109	180	244
Interest and dividend income	697	2,743	3,714	7,589
Miscellaneous - net	(180)	(157)	(701)	(1,173)
TOTAL	588	2,695	3,193	6,660

INTEREST AND OTHER CHARGES
Interest on long-term debt	2,903	3,072	8,722	9,552
Other interest - net	1,541	1,340	3,955	5,748
Allowance for borrowed funds used during construction	(35)	(71)	(74)	(158)
TOTAL	4,409	4,341	12,603	15,142

INCOME BEFORE INCOME TAXES	18,481	20,339	42,327	53,775

Income taxes	6,209	8,235	15,661	22,092

NET INCOME	12,272	12,104	26,666	31,683

Preferred dividend requirements and other	241	241	724	724

EARNINGS APPLICABLE TO
COMMON STOCK	$12,031	$11,863	$25,942	$30,959

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)
OPERATING ACTIVITIES
Net income	$26,666	$31,683
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	944	3,087
Depreciation and amortization	25,290	24,553
Deferred income taxes, investment tax credits, and non-current taxes accrued	18,847	16,021
Changes in working capital:
Receivables	21,904	(17,154)
Fuel inventory	4,681	998
Accounts payable	(16,069)	2,820
Taxes accrued	(1,053)	6,028
Interest accrued	(1,500)	(2,798)
Deferred fuel costs	4,819	(20,295)
Other working capital accounts	(8,341)	3,615
Provision for estimated losses and reserves	4,995	5,229
Changes in pension liability	(2,940)	(4,594)
Changes in other regulatory assets	(3,782)	15,216
Other	4,484	(1,172)
Net cash flow provided by operating activities	78,945	63,237

INVESTING ACTIVITIES
Construction expenditures	(47,992)	(79,223)
Allowance for equity funds used during construction	180	244
Insurance proceeds	19	102,914
Change in money pool receivable - net	8,485	(21,308)
Change in other investments - net	(5,094)	(5,670)
Net cash flow used in investing activities	(44,402)	(3,043)

FINANCING ACTIVITIES
Retirement of long term debt	(728)	(30,774)
Dividends paid:
Common stock	(19,700)	-
Preferred stock	(724)	(724)
Other	(368)	(33)
Net cash flow used in financing activities	(21,520)	(31,531)

Net increase in cash and cash equivalents	13,023	28,663

Cash and cash equivalents at beginning of period	137,444	92,010

Cash and cash equivalents at end of period	$150,467	$120,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$13,697	$17,545
Income taxes	$(3,212)	$1,270

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$139	$1,119
Temporary cash investments	150,328	136,325
Total cash and cash equivalents	150,467	137,444
Accounts receivable:
Customer	45,831	53,934
Allowance for doubtful accounts	(1,323)	(1,112)
Associated companies	57,366	70,608
Other	2,985	3,270
Accrued unbilled revenues	19,559	28,107
Total accounts receivable	124,418	154,807
Deferred fuel costs	12,928	21,827
Fuel inventory - at average cost	3,517	8,198
Materials and supplies - at average cost	9,345	9,472
Prepayments and other	8,077	4,483
TOTAL	308,752	336,231

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Other property and investments	7,972	2,878
TOTAL	12,247	7,153

UTILITY PLANT
Electric	787,819	767,327
Natural gas	198,287	197,231
Construction work in progress	3,588	22,314
TOTAL UTILITY PLANT	989,694	986,872
Less - accumulated depreciation and amortization	506,954	542,499
UTILITY PLANT - NET	482,740	444,373

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	-
Other regulatory assets	145,802	208,524
Other	6,683	7,254
TOTAL	156,565	215,778

TOTAL ASSETS	$960,304	$1,003,535

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$-
Notes payable to affiliates	74,230	-
Accounts payable:
Associated companies	23,943	24,523
Other	15,649	39,327
Customer deposits	20,153	18,944
Taxes accrued	19,293	20,346
Accumulated deferred income taxes	6,178	7,387
Interest accrued	2,430	3,930
Other	3,120	9,203
TOTAL CURRENT LIABILITIES	194,996	123,660

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	100,675	112,827
Accumulated deferred investment tax credits	2,232	2,471
Regulatory liability for income taxes - net	60,321	72,046
Other regulatory liabilities	44,902	12,040
Retirement cost liability	3,121	2,966
Accumulated provisions	15,604	10,609
Pension and other postretirement liabilities	46,382	49,322
Long-term debt	168,021	272,973
Gas system rebuild insurance proceeds	81,227	98,418
Other	5,375	14,997
TOTAL NON-CURRENT LIABILITIES	527,860	648,669

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

SHAREHOLDERS' EQUITY

Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2009
and 2008	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	147,630	141,388
TOTAL	217,668	211,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$960,304	$1,003,535

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$63	$61		$2	3
Commercial	51	59		(8)	(14)
Industrial	11	15		(4)	(27)
Governmental	21	24		(3)	(13)
Total retail	146	159		(13)	(8)
Sales for resale
Associated companies	13	28		(15)	(54)
Non-associated companies	-	1		(1)	(100)
Other	-	2		(2)	(100)
Total	$159	$190	$	(31)	(16)

Billed Electric Energy
Sales (GWh):
Residential	549	469		80	17
Commercial	525	506		19	4
Industrial	148	148		-	-
Governmental	228	216		12	6
Total retail	1,450	1,339		111	8
Sales for resale
Associated companies	241	233		8	3
Non-associated companies	2	6		(4)	(67)
Total	1,693	1,578		115	7

	Nine Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$129	$132	$	(3)	(2)
Commercial	126	147		(21)	(14)
Industrial	28	36		(8)	(22)
Governmental	52	59		(7)	(12)
Total retail	335	374		(39)	(10)
Sales for resale
Associated companies	64	133		(69)	(52)
Non-associated companies	-	1		(1)	(100)
Other	6	17		(11)	(65)
Total	$405	$525		(120)	(23)

Billed Electric Energy
Sales (GWh):
Residential	1,219	1,098		121	11
Commercial	1,370	1,366		4	-
Industrial	395	418		(23)	(6)
Governmental	600	585		15	3
Total retail	3,584	3,467		117	3
Sales for resale
Associated companies	1,106	1,037		69	7
Non-associated companies	11	16		(5)	(31)
Total	4,701	4,520		181	4

ENTERGY TEXAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Ike and Hurricane Gustav

See the Form 10-K for a discussion of Hurricane Ike, which caused catastrophic damage to Entergy Texas' service territory in September 2008.  In April 2009 a law was enacted in Texas that authorizes recovery of these types of costs by securitization.  Entergy Texas filed its storm cost recovery case with the PUCT in April 2009 seeking a determination that $577.5 million of Hurricane Ike and Hurricane Gustav restoration costs are recoverable, including estimated costs for work to be completed.  On August 5, 2009, Entergy Texas submitted to the ALJ an unopposed settlement agreement to resolve all issues in the storm cost recovery case.  Under the terms of the agreement $566.4 million, plus carrying costs, are eligible for recovery.  Insurance proceeds will be credited as an offset to the securitized amount.  Of the $11.1 million difference between Entergy Texas' request and the amount agreed to, which is part of the black box agreement and not directly attributable to any specific individual issues raised, $6.8 million is operation and maintenance expense for which Entergy Texas recorded a charge in the second quarter 2009.  The remaining $4.3 million was recorded as utility plant.  The PUCT approved the settlement in August 2009, and in September 2009 the PUCT approved recovery of the costs, plus carrying costs, by securitization.

In the third quarter 2009, Entergy settled with its insurer on its Hurricane Ike claim and Entergy Texas received $75.5 million in proceeds (Entergy received a total of $76.5 million).

In November 2009, Entergy Texas Restoration Funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds).  With the proceeds, Entergy Texas Restoration Funding purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  Entergy Texas expects use the proceeds to reduce debt.  See Note 4 to the financial statements for additional information regarding the securitization bonds.

Results of Operations

Net Income

Third Quarter 2009 Compared to Third Quarter 2008

Net income increased by $15.3 million primarily due to higher net revenue and higher other income, partially offset by higher other operation and maintenance expenses and higher interest and other charges.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income decreased slightly by $2.4 million primarily due to higher other operation and maintenance expenses and higher interest and other charges, substantially offset by higher net revenue and higher other income.

Net Revenue

Third Quarter 2009 Compared to Third Quarter 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2009 to the third quarter 2008.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis
Amount
(In Millions)

2008 net revenue	$116.4
Volume/weather	19.0
Net wholesale revenue	8.2
Retail electric price	6.7
Other	2.9
2009 net revenue	$153.2

The volume/weather variance is primarily due to an increase in unbilled sales volume, including the effects of Hurricane Ike which decreased sales volume in 2008, and the effect of more favorable weather during the billed sales period.

The net wholesale revenue variance is primarily due to increased volume to municipal and co-op customers.

The retail electric price variance is primarily due to rate increases effective late-January 2009.  See Note 2 to the financial statements for further discussion of the rate increases.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $175.3 million in fuel cost recovery revenues primarily attributable to lower fuel rates and interim fuel refunds to customers for fuel cost recovery over-collections through March 2009, and a decrease in affiliated wholesale revenue of $32.7 million due to a decrease in the average price of energy available for resale sale.  The refund was distributed over a three-month period beginning July 2009.  The interim fuel refund and the PUCT approval is discussed in Note 2 to the financial statements.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Amount
(In Millions)

2008 net revenue	$334.3
Volume/weather	18.6
Retail electric price	17.6
Net wholesale revenue	10.5
Rough production cost equalization	(18.6)
Reserve equalization	(7.7)
Other	6.2
2009 net revenue	$360.9

The volume/weather variance is primarily due to an increase in unbilled sales volume, including the effects of Hurricane Ike which decreased sales volume in 2008.

The retail electric price variance is primarily due to rate increases effective late-January 2009.  See Note 2 to the financial statements for further discussion of the rate increases.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

The net wholesale revenue variance is primarily due to increased volume to municipal and co-op customers.

As discussed further in Note 2 to the financial statements, the rough production cost equalization variance is due to an additional $18.6 million allocation of 2007 rough production cost equalization receipts ordered by the PUCT to Texas retail customers over what was originally allocated to Entergy Texas prior to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 2007.

The reserve equalization variance is primarily due to increased reserve equalization expense related to changes in the Entergy System generation mix compared to the same period in 2008.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease of $227.3 million in fuel cost recovery revenues primarily attributable to lower fuel rates and a decrease in affiliated wholesale revenue of $156.6 million due to a decrease in the average price of energy available for resale sales.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power, partially offset by an increase in deferred fuel expense due to fuel and purchased power expense decreases in excess of lower fuel cost recovery revenues.

Other regulatory charges increased primarily due to rough production cost equalization charges as described above.

Other Income Statement Variances

Third Quarter 2009 Compared to Third Quarter 2008

Other operation and maintenance expenses increased primarily due to an increase of $3.4 million in fossil expenses primarily due to higher plant maintenance costs and plant outages and an increase of $2.9 million in transmission spending for transmission equalization expenses and costs related to the Independent Coordinator of Transmission.

Other income increased primarily due to carrying charges on Hurricane Ike storm restoration costs as authorized by Texas legislation in the second quarter 2009, partially offset by a decrease in taxes collected on advances for transmission projects which is offset in income tax expense.  See Note 2 to the financial statements for further discussion of Hurricane Ike storm cost recovery filings.

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $500 million of 7.125% Series Mortgage Bonds in January 2009 and the issuance of $150 million of 7.875% Series Mortgage Bonds in May 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Other operation and maintenance expenses increased primarily due to:

•	an increase of $7.6 million in fossil expenses primarily due to higher plant maintenance costs and plant outages;
•	an increase of $6.8 million due to the Hurricane Ike and Hurricane Gustav storm cost recovery settlement agreement, as discussed above under Hurricane Ike and Hurricane Gustav;
•	an increase of $4.6 million in transmission spending for transmission equalization expenses and costs related to the Independent Coordinator of Transmission;
•	an increase of $2.0 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts;

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

•	an increase of $1.8 million in legal spending due to increased litigation and legal fees; and
•	an increase of $1.6 million in local easement fees as the result of higher gross revenues in certain locations within the Texas jurisdiction.

Other income increased primarily due to carrying charges on Hurricane Ike storm restoration costs as authorized by Texas legislation in the second quarter 2009, partially offset by a decrease in taxes collected on advances for transmission projects and a decrease in interest earned on money pool investments.  See Note 2 to the financial statements for further discussion of Hurricane Ike storm cost recovery filings.

Interest and other charges increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $500 million of 7.125% Series Mortgage Bonds in January 2009 and the issuance of $150 million of 7.875% Series Mortgage Bonds in May 2009, and higher interest on deferred fuel costs.

Income Taxes

The effective income tax rate was 35.6% for the third quarter 2009 and 38.6% for the nine months ended September 30, 2009.  The difference in the effective income tax rate for the nine months ended September 30, 2009 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

The effective income tax rate was 37.5% for the third quarter 2008 and 37.4% for the nine months ended September 30, 2008.  The difference in the effective income tax rate for the third quarter 2008 versus the federal statutory rate of 35% is primarily due to state income taxes.  The difference in the effective income tax rate for the nine months ended September 30, 2008 versus the federal statutory rate of 35% is primarily due to state income taxes, partially offset by the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$2,239	$297,082

Cash flow provided by (used in):
Operating activities	46,255	26,804
Investing activities	(156,231)	(50,648)
Financing activities	243,169	(221,521)
Net increase (decrease) in cash and cash equivalents	133,193	(245,365)

Cash and cash equivalents at end of period	$135,432	$51,717

Operating Activities

Cash flow provided by operating activities increased $19.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to increased recovery of deferred fuel costs, the timing of collection of receivables from customers, and a decrease of $16.6 million in pension contributions, substantially offset by Hurricane Ike restoration spending.  The increased fuel recovery was primarily caused by the $71 million fuel cost over-recovery refund in 2008 that is discussed in Note 2 to the financial statements in the Form 10-K, in addition to the over-recovery of fuel costs in 2009 compared to 2008.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $105.6 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to money pool activity, partially offset by higher construction expenditures in 2008 due to Hurricane Ike and insurance proceeds received in 2009 relating to Hurricane Ike.  Increases in Entergy Texas' receivable from the money pool are a use of cash flow, and Entergy Texas' receivable from the money pool increased by $46.4 million for the nine months ended September 30, 2009 compared to decreasing by $124.8 million for the nine months ended September 30, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Financing activities provided cash of $243.2 million for the nine months ended September 30, 2009 compared to using cash of $221.5 million for the nine months ended September 30, 2008 primarily due to:

•	the issuance of $500 million of 7.125% Series Mortgage Bonds in January 2009;
•	the issuance of $150 million of 7.875% Series Mortgage Bonds in May 2009;
•	$150 million of capital returned to Entergy Corporation in February 2008 as discussed in the Form 10-K; and
•	the retirement of $80 million of long-term debt in 2009 compared to $159.2 million in 2008.

The cash provided was partially offset by:

•	the repayment of $100 million outstanding on Entergy Texas' credit facility in February 2009 as compared to borrowings of $100 million on Entergy Texas' credit facility in 2008;
•	the repayment of Entergy Texas' $160 million note payable from Entergy Corporation in January 2009; and
•	money pool activity.

Decreases in Entergy Texas' payable to the money pool are a use of cash flow, and Entergy Texas' payable to the money pool decreased by $50.8 million for the nine months ended September 30, 2009.

Capital Structure

Entergy Texas' capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Texas as of September 30, 2009 is primarily due to the issuance of $500 million 7.125% Series Mortgage Bonds in January 2009 and the issuance of $150 million 7.875% Series Mortgage Bonds in May 2009, partially offset by the repayment of Entergy Texas' $160 million note payable from Entergy Corporation in January 2009, the repayment of $100 million outstanding on Entergy Texas' credit facility in February 2009, and the retirement of $80 million of long-term debt prior to maturity.

	September 30, 2009	December 31, 2008

Net debt to net capital	61.6%	59.9%
Effect of subtracting cash from debt	2.0%	0.0%
Debt to capital	63.6%	59.9%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing portion and also including the debt assumption liability.  Capital consists of debt and shareholder's equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas' financial condition.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas' uses and sources of capital.  Entergy Texas is developing its capital plan for 2010 through 2012 and currently anticipates making $620 million in capital investments during that period, including approximately $323 million for maintenance of existing assets.  The remaining $297 million is associated with specific investments such as environmental compliance spending, plant upgrades, transmission upgrades and system improvements, and other investments.  Following are additional updates to the information provided in the Form 10-K.

Entergy Texas' receivables from or (payables to) the money pool were as follows:

September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
(In Thousands)

$46,412	($50,794)	$29,416	$154,176

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of September 30, 2009.

In December 2008, Entergy Texas borrowed $160 million from its parent company, Entergy Corporation, under a $300 million revolving credit facility pursuant to an Inter-Company Credit Agreement between Entergy Corporation and Entergy Texas.  This borrowing would have matured on December 3, 2013.  Entergy Texas used the proceeds, together with other available corporate funds, to pay at maturity the portion of the $350 million Floating Rate series of first mortgage bonds due December 2008 that had been assumed by Entergy Texas, and that bond series is no longer outstanding.  In January 2009, Entergy Texas repaid its $160 million note payable to Entergy Corporation with the proceeds from the bond issuance discussed below.

In January 2009, Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds due February 2019. Entergy Texas used a portion of the proceeds to repay its $160 million note payable to Entergy Corporation, to repay the $100 million outstanding on its credit facility, to repay short-term borrowings under the Entergy System money pool, and to repay prior to maturity Entergy Texas' obligations related to the following debt series pursuant to the debt assumption agreement with Entergy Gulf States Louisiana:

Governmental Bonds share assumed under debt assumption agreement:	Amount
(In Thousands)

6.75% Series due 2012, Calcasieu Parish	$22,115
6.7% Series due 2013, Point Coupee Parish	$7,990
7.0% Series due 2015, West Feliciana Parish	$22,400
6.6% Series due 2028, West Feliciana Parish	$18,320

Entergy Texas used the remaining proceeds for other general corporate purposes.

In May 2009, Entergy Texas issued $150 million of 7.875% Series Mortgage Bonds due June 2039.  Entergy Texas intends to use the proceeds to repay on or prior to maturity Entergy Texas' obligation related to the $100,509,000 of Floating Rate Series Mortgage Bonds due December 2009 pursuant to the debt assumption agreement with Entergy Gulf States Louisiana and for other general corporate purposes.  A portion of the net proceeds were used to repay borrowings from the Entergy System money pool and invested in temporary cash investments and the Entergy System money pool.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Transition to Retail Competition in Texas

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Transition to Retail Competition in Texas" in the Form 10-K for a discussion of electric restructuring activity that involves Entergy Texas.  In June 2009, a law was enacted in Texas that requires Entergy Texas to cease all activities relating to Entergy Texas' transition to competition.  The law allows Entergy Texas to remain a part of the SERC Region, although it does not prevent Entergy Texas from joining the Southwest Power Pool.  The law provides that any further proceedings to certify a power region that Entergy Texas belongs to as a qualified power region can be initiated by the PUCT, or on motion by another party, when the conditions supporting such a proceeding exist.  Under the new law, the PUCT may not approve a transition to competition plan for Entergy Texas until the expiration of four years from the PUCT's certification of Entergy Texas' power region.  In response to the new law, Entergy Texas in June 2009 gave notice to the PUCT of the withdrawal of its transition to competition plan, and requested that its transition to competition proceeding be dismissed.  In July 2009 the ALJ dismissed the proceeding.

The new law also contains provisions that allow Entergy Texas to be included in a cost recovery mechanism that permits annual filings for the recovery of reasonable and necessary expenditures for transmission infrastructure improvement and changes in wholesale transmission charges.  This mechanism was previously available to other non-ERCOT Texas utility companies, but not to Entergy Texas.

The new law further amends already existing law that had required Entergy Texas to propose for PUCT approval a tariff to allow eligible customers the ability to contract for competitive generation.  The amending language in the new law provides, among other things, that:  1) the tariff shall not be implemented in a manner that harms the sustainability or competitiveness of manufacturers who choose not to participate in the tariff; 2) Entergy Texas shall "purchase competitive generation service, selected by the customer, and provide the generation at retail to the customer"; and 3)  Entergy Texas shall provide and price transmission service and ancillary services under that tariff at a rate that is unbundled from its cost of service.  The new law directs that the PUCT may not issue an order on the tariff that is contrary to an applicable decision, rule, or policy statement of a federal regulatory agency having jurisdiction.  Entergy Texas has thus far not made a filing with the PUCT in response to the newly adopted law addressing the tariff.  The new law provides that the PUCT shall approve, reject, or modify the proposed tariff not later than September 1, 2010.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to that discussion.

PUCT Proceedings

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  The PUCT adopted the ALJ's proposal for decision in December 2008.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, the PUCT's decision would result in trapped costs between the Texas and

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Louisiana jurisdictions with no mechanism for recovery.  The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas commenced proceedings in both state and federal district courts seeking to reverse the PUCT's decision.  On May 12, 2009, certain defendants, in their official capacities as Commissioners of the PUCT, filed a motion to dismiss Entergy Texas' pending complaint before the U.S. District Court for the Western District of Texas.  The federal proceeding, including a ruling on the motion to dismiss, has been abated pending further action by the FERC in the proceeding discussed below.

Entergy Texas also filed with the FERC a proposed amendment to the System Agreement bandwidth formula to specifically calculate the payments to Entergy Gulf States Louisiana and Entergy Texas of Entergy Gulf States, Inc.'s rough production cost equalization receipts for 2007.  On May 8, 2009, the FERC issued an order rejecting the proposed amendment, stating, among other things, that the FERC does not have jurisdiction over the allocation of an individual utility's receipts/payments among or between its retail jurisdictions and that this was a matter for the courts to review in the pending proceedings noted above.  Because of the FERC's order, Entergy Texas recorded the effects of the PUCT's allocation of the additional $18.6 million to retail customers in the second quarter 2009.  On an after-tax basis, the charge to earnings was approximately $13.0 million (including interest).  Entergy requested rehearing of the FERC's order, and on July 8, 2009, the FERC granted the request for rehearing for the limited purpose of affording more time for consideration of Entergy's request.

In May 2009, Entergy Texas filed with the PUCT a request to refund $46.1 million, including interest, of fuel cost recovery over-collections through February 2009.  Entergy Texas requested that the proposed refund be made over a four-month period beginning June 2009.  Pursuant to a stipulation among the various parties, in June 2009 the PUCT issued an order approving a refund of $59.2 million, including interest, of fuel cost recovery overcollections through March 2009.  The refund was made over a three-month period beginning July 2009.

As discussed in the Form 10-K, Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million.  On December 16, 2008, Entergy Texas filed a term sheet that reflected a settlement agreement that included the PUCT Staff and the other active participants in the rate case.  On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the agreement.  The agreement includes a $46.7 million base rate increase, among other provisions.  Under the ALJs' interim order, Entergy Texas implemented interim rates, subject to refund and surcharge, reflecting the rates established through the settlement.  These rates became effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008.  In addition, the existing recovery mechanism for incremental purchased power capacity costs ceased as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding.  Certain Texas municipalities exercised their original jurisdiction and took final action to approve rates consistent with the interim rates approved by the ALJs.  In March 2009, the PUCT approved the settlement, which made the interim rates final, and this PUCT decision is now final and non-appealable.

In September 2009, Entergy Texas filed with the PUCT a request for a good cause exception to implement a power cost recovery factor to collect approximately $26 million annually associated with a new purchased power contract with Entergy Arkansas that takes effect January 1, 2010.  Entergy Texas proposes that the power cost recovery factor be approved beginning January 2010 and remain in place until the contract expires or new rates that include the cost of the contract are set after a general rate case, whichever is earlier.  This matter is pending before the PUCT, and a procedural schedule has not been set.  The ALJ suspended the effective date of the factor until March 22, 2010.

In October 2009, Entergy Texas filed with the PUCT a request to refund approximately $71 million, including interest, of fuel cost recovery over-collections through September 2009.  Entergy Texas requested that the proposed refund be made over a six-month period beginning January 2010.  The matter is pending before the PUCT, and a procedural schedule has not been set.

Entergy Texas plans to file a general rate case by the end of 2009.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Federal Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Federal Regulation" in the Form 10-K for a discussion of "System Agreement Proceedings," "Transmission," and "Interconnection Orders."

Industrial and Commercial Customers

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Texas' accounting for the application of regulatory accounting principles, unbilled revenue, and qualified pension and other postretirement benefits.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries' Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$399,496	$621,321	$1,190,289	$1,583,698

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	77,529	207,949	347,405	435,131
Purchased power	159,088	289,157	438,505	794,750
Other operation and maintenance	44,735	34,517	150,320	119,192
Decommissioning	49	46	145	137
Taxes other than income taxes	14,356	14,006	42,298	40,550
Depreciation and amortization	19,721	19,057	56,924	56,294
Other regulatory charges - net	9,691	7,826	43,478	19,523
TOTAL	325,169	572,558	1,079,075	1,465,577

OPERATING INCOME	74,327	48,763	111,214	118,121

OTHER INCOME
Allowance for equity funds used during construction	1,042	563	4,561	1,541
Interest and dividend income	11,956	2,127	40,404	7,680
Miscellaneous - net	(658)	3,968	336	15,068
TOTAL	12,340	6,658	45,301	24,289

INTEREST AND OTHER CHARGES
Interest on long-term debt	25,854	17,280	71,801	55,787
Other interest - net	2,045	1,771	6,104	4,346
Allowance for borrowed funds used during construction	(482)	(318)	(2,201)	(875)
TOTAL	27,417	18,733	75,704	59,258

INCOME BEFORE INCOME TAXES	59,250	36,688	80,811	83,152

Income taxes	21,069	13,772	31,155	31,108

NET INCOME	$38,181	$22,916	$49,656	$52,044

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$49,656	$52,044
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	285
Other regulatory charges - net	43,478	19,523
Depreciation, amortization, and decommissioning	57,069	56,431
Deferred income taxes, investment tax credits, and non-current taxes accrued	6,844	42,073
Changes in working capital:
Receivables	182,852	35,134
Fuel inventory	(1,852)	(227)
Accounts payable	(113,033)	85,084
Taxes accrued	(49,595)	(15,657)
Interest accrued	8,831	(1,246)
Deferred fuel costs	93,449	(151,922)
Other working capital accounts	(97,392)	(26,404)
Provision for estimated losses and reserves	(4,004)	2,072
Changes in other regulatory assets	(167,389)	76,315
Other	37,341	(146,701)
Net cash flow provided by operating activities	46,255	26,804

INVESTING ACTIVITIES
Construction expenditures	(138,916)	(176,218)
Allowance for equity funds used during construction	4,561	1,541
Insurance proceeds	32,895	1,420
Change in money pool receivable - net	(46,412)	124,760
Changes in transition charge account	(8,359)	(2,151)
Net cash flow used in investing activities	(156,231)	(50,648)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	637,341	-
Return of capital to parent	-	(150,000)
Retirement of long-term debt	(79,978)	(159,232)
Changes in money pool payable - net	(50,794)	-
Repayment of loan from Entergy Corporation	(160,000)	-
Changes in credit borrowings - net	(100,000)	100,000
Dividends paid:
Common stock	(3,400)	(12,000)
Other	-	(289)
Net cash flow provided by (used in) financing activities	243,169	(221,521)

Net increase (decrease) in cash and cash equivalents	133,193	(245,365)

Cash and cash equivalents at beginning of period	2,239	297,082

Cash and cash equivalents at end of period	$135,432	$51,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$66,330	$58,645
Income taxes	$6,000	$7,293

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$204	$2,201
Temporary cash investments	135,228	38
Total cash and cash equivalents	135,432	2,239
Securitization recovery trust account	20,421	12,062
Accounts receivable:
Customer	49,798	82,583
Allowance for doubtful accounts	(977)	(1,001)
Associated companies	154,579	258,629
Other	8,679	14,122
Accrued unbilled revenues	36,076	30,262
Total accounts receivable	248,155	384,595
Deferred fuel costs	-	21,179
Accumulated deferred income taxes	67,653	88,611
Fuel inventory - at average cost	59,497	57,645
Materials and supplies - at average cost	31,066	36,329
Prepayments and other	38,297	12,785
TOTAL	600,521	615,445

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	830	845
Non-utility property - at cost (less accumulated depreciation)	1,569	1,788
Other	16,130	17,451
TOTAL	18,529	20,084

UTILITY PLANT
Electric	3,120,338	2,912,972
Construction work in progress	87,284	221,387
TOTAL UTILITY PLANT	3,207,622	3,134,359
Less - accumulated depreciation and amortization	1,131,705	1,104,116
UTILITY PLANT - NET	2,075,917	2,030,243

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	87,178	84,997
Other regulatory assets	1,076,436	1,117,257
Long-term receivables	559	559
Other	55,539	116,186
TOTAL	1,219,712	1,318,999

TOTAL ASSETS	$3,914,679	$3,984,771

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$156,425	$100,509
Accounts payable:
Associated companies	55,081	144,662
Other	57,835	342,449
Customer deposits	40,174	40,589
Taxes accrued	-	49,595
Interest accrued	30,933	22,102
Deferred fuel costs	72,270	-
Pension and other postretirement liabilities	1,269	1,269
System agreement cost equalization	139,820	214,315
Other	-	4,551
TOTAL	553,807	920,041

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	745,858	756,996
Accumulated deferred investment tax credits	22,931	24,128
Other regulatory liabilities	20,257	-
Asset retirement cost liabilities	3,395	3,250
Accumulated provisions	8,932	12,936
Pension and other postretirement liabilities	81,487	91,316
Note payable to Entergy Corporation	-	160,000
Long-term debt - assumption liability	542,721	669,462
Other long-term debt	952,352	414,906
Other	36,534	31,587
TOTAL	2,414,467	2,164,581

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2009 and 2008	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	414,959	368,703
TOTAL	946,405	900,149

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,914,679	$3,984,771

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended
	2009	2008
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$379,478	$339,936

Add:
Net Income	38,181	22,916
	38,181	22,916

Deduct:
Dividends declared on common stock	2,700	-

Retained Earnings - End of period	$414,959	$362,852

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$481,994	$481,994

Deduct:
Return of capital to parent	-	-

Paid-in capital - End of period	$481,994	$481,994

	Nine Months Ended
	2009	2008
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$368,703	$322,808

Add:
Net Income	49,656	52,044
	49,656	52,044

Deduct:
Dividends declared on common stock	3,400	12,000

Retained Earnings - End of period	$414,959	$362,852

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$481,994	$631,994

Deduct:
Return of capital to parent	-	(150,000)

Paid-in capital - End of period	$481,994	$481,994

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$157	$212	$(55)	(26)
Commercial	70	125	(55)	(44)
Industrial	58	145	(87)	(60)
Governmental	4	7	(3)	(43)
Total retail	289	489	(200)	(41)
Sales for resale
Associated companies	106	139	(33)	(24)
Non-associated companies	4	2	2	100
Other	-	(9)	9	100
Total	$399	$621	$(222)	(36)

Billed Electric Energy
Sales (GWh):
Residential	1,902	1,727	175	10
Commercial	1,228	1,180	48	4
Industrial	1,482	1,575	(93)	(6)
Governmental	73	66	7	11
Total retail	4,685	4,548	137	3
Sales for resale
Associated companies	1,198	1,130	68	6
Non-associated companies	93	23	70	304
Total	5,976	5,701	275	5

	Nine Months Ended		Increase/
Description	2009	2008	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$416	$472	$(56)	(12)
Commercial	254	313	(59)	(19)
Industrial	249	383	(134)	(35)
Governmental	16	20	(4)	(20)
Total retail	935	1,188	(253)	(21)
Sales for resale
Associated companies	221	377	(156)	(41)
Non-associated companies	6	7	(1)	(14)
Other	28	12	16	133
Total	$1,190	$1,584	$(394)	(25)

Billed Electric Energy
Sales (GWh):
Residential	4,243	4,171	72	2
Commercial	3,150	3,165	(15)	-
Industrial	4,191	4,726	(535)	(11)
Governmental	194	189	5	3
Total retail	11,778	12,251	(473)	(4)
Sales for resale
Associated companies	3,041	3,105	(64)	(2)
Non-associated companies	134	73	61	84
Total	14,953	15,429	(476)	(3)

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues.

Net income remained relatively flat, decreasing $0.4 million for the third quarter 2009 compared to the third quarter 2008, and increasing $2.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)

Cash and cash equivalents at beginning of period	$102,788	$105,005

Cash flow provided by (used in):
Operating activities	206,833	182,238
Investing activities	(67,745)	(79,376)
Financing activities	(92,277)	(72,001)
Net increase in cash and cash equivalents	46,811	30,861

Cash and cash equivalents at end of period	$149,599	$135,866

Operating Activities

Net cash provided by operating activities increased $24.6 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to:

•	a decrease of $7.7 million in income tax payments;
•	a decrease of $4.6 million in interest payments; and
•	the timing of payments to vendors.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities decreased $11.6 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to money pool activity, partially offset by an increase in construction expenditures related to dry fuel storage, security projects, and new nuclear spending.  Increases in System Energy's receivable from the money pool are a use of cash flow, and System Energy's receivable from the money pool increased by $2 million for the nine months ended September 30, 2009 compared to an increase of $20 million for the nine months ended September 30, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash used in financing activities increased $20.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to an increase in dividends paid on common stock.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2009	December 31, 2008

Net debt to net capital	44.2%	48.2%
Effect of subtracting cash from debt	4.9%	3.0%
Debt to capital	49.1%	51.2%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and common shareholder's equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital.  System Energy is developing its capital plan for 2010 through 2012 and currently anticipates making $541 million in capital investments during that period, including approximately $49 million for maintenance of existing assets.  The remaining $492 million is associated with specific investments such as the Grand Gulf power uprate project.  The following are updates to the Form 10-K.

In May 2009, 364-day letters of credit in the aggregate amount of approximately $179 million were issued pursuant to System Energy’s short-term borrowing authority to the owner participants in System Energy’s 1988 sale and leaseback of interests in Grand Gulf.

As discussed in the Form 10-K as a potential use of capital, System Energy plans a 178 MW uprate of the Grand Gulf nuclear plant.  The project is expected to cost $575 million.  On May 22, 2009, a petition and supporting testimony were filed at the MPSC requesting a Certificate of Public Convenience and Necessity for implementation of the uprate.  The City Council is the only party that has intervened in the case.  A hearing was held on October 29, 2009.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

System Energy's receivables from the money pool were as follows:

September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
(In Thousands)

$44,879	$42,915	$73,614	$53,620

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Pension Contributions

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on pension contributions.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

Nuclear Decommissioning Costs

In the second quarter 2009, System Energy recorded a revision to its estimated decommissioning cost liabilities for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $4.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

Qualified Pension and Other Postretirement Benefits

See the "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits - Costs and Funding" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$148,789	$142,045	$406,548	$384,783

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	16,152	11,315	47,480	34,619
Nuclear refueling outage expenses	4,811	4,256	14,398	12,669
Other operation and maintenance	32,020	30,712	90,485	87,709
Decommissioning	7,364	6,972	21,953	20,543
Taxes other than income taxes	6,032	6,068	18,538	10,097
Depreciation and amortization	42,212	36,427	94,373	87,504
Other regulatory credits - net	(3,263)	(4,641)	(13,744)	(9,198)
TOTAL	105,328	91,109	273,483	243,943

OPERATING INCOME	43,461	50,936	133,065	140,840

OTHER INCOME
Allowance for equity funds used during construction	2,825	1,367	9,439	3,733
Interest and dividend income	2,683	2,134	4,239	8,346
Miscellaneous - net	(183)	(116)	(445)	(404)
TOTAL	5,325	3,385	13,233	11,675

INTEREST AND OTHER CHARGES
Interest on long-term debt	12,798	16,065	35,154	39,348
Other interest - net	86	157	214	237
Allowance for borrowed funds used during construction	(950)	(458)	(3,167)	(1,251)
TOTAL	11,934	15,764	32,201	38,334

INCOME BEFORE INCOME TAXES	36,852	38,557	114,097	114,181

Income taxes	14,826	16,173	45,986	48,105

NET INCOME	$22,026	$22,384	$68,111	$66,076

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
	(In Thousands)

OPERATING ACTIVITIES
Net income	$68,111	$66,076
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(13,744)	(9,198)
Depreciation, amortization, and decommissioning	116,326	108,047
Deferred income taxes, investment tax credits, and non-current taxes accrued	164,366	35,202
Changes in working capital:
Receivables	(950)	10,937
Accounts payable	8,616	2,846
Prepaid taxes	(132,362)	-
Interest accrued	(15,847)	(16,330)
Other working capital accounts	7,320	(21,352)
Provision for estimated losses and reserves	(99)	(389)
Changes in other regulatory assets	(9,558)	4,390
Other	14,654	2,009
Net cash flow provided by operating activities	206,833	182,238

INVESTING ACTIVITIES
Construction expenditures	(56,605)	(43,099)
Allowance for equity funds used during construction	9,439	3,733
Nuclear fuel purchases	-	(63,319)
Proceeds from the sale/leaseback of nuclear fuel	-	63,322
Proceeds from nuclear decommissioning trust fund sales	338,124	344,772
Investment in nuclear decommissioning trust funds	(356,897)	(364,791)
Changes in money pool receivable - net	(1,964)	(19,994)
Other	158	-
Net cash flow used in investing activities	(67,745)	(79,376)

FINANCING ACTIVITIES
Retirement of long-term debt	(28,440)	(26,701)
Dividends paid:
Common stock	(60,800)	(45,200)
Other	(3,037)	(100)
Net cash flow used in financing activities	(92,277)	(72,001)

Net increase in cash and cash equivalents	46,811	30,861

Cash and cash equivalents at beginning of period	102,788	105,005

Cash and cash equivalents at end of period	$149,599	$135,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$47,425	$52,060
Income taxes	$8,336	$16,072

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$250
Temporary cash investments	149,573	102,538
Total cash and cash equivalents	149,599	102,788
Accounts receivable:
Associated companies	93,084	91,119
Other	4,023	3,074
Total accounts receivable	97,107	94,193
Note receivable - Entergy New Orleans	25,560	-
Materials and supplies - at average cost	79,917	74,496
Deferred nuclear refueling outage costs	12,088	26,485
Prepaid taxes	207,141	74,779
Prepayments and other	2,649	993
TOTAL	574,061	373,734

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	314,574	268,822
Note receivable - Entergy New Orleans	-	25,560
TOTAL	314,574	294,382

UTILITY PLANT
Electric	3,314,854	3,314,473
Property under capital lease	479,933	479,933
Construction work in progress	175,144	122,952
Nuclear fuel under capital lease	88,424	125,416
Nuclear fuel	4,492	7,448
TOTAL UTILITY PLANT	4,062,847	4,050,222
Less - accumulated depreciation and amortization	2,287,826	2,206,780
UTILITY PLANT - NET	1,775,021	1,843,442

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	99,612	89,473
Other regulatory assets	300,377	333,389
Other	12,397	10,970
TOTAL	412,386	433,832

TOTAL ASSETS	$3,076,042	$2,945,390

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$41,715	$28,440
Accounts payable:
Associated companies	2,159	2,723
Other	44,395	35,215
Accumulated deferred income taxes	4,079	9,645
Interest accrued	32,743	48,590
Obligations under capital leases	37,619	37,619
TOTAL	162,710	162,232

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	540,799	365,134
Accumulated deferred investment tax credits	59,100	61,708
Obligations under capital leases	50,805	87,797
Other regulatory liabilities	210,911	197,051
Decommissioning	413,910	396,201
Accumulated provisions	1,926	2,025
Pension and other postretirement liabilities	68,995	72,008
Long-term debt	703,241	744,900
TOTAL	2,049,687	1,926,824

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2009 and 2008	789,350	789,350
Retained earnings	74,295	66,984
TOTAL	863,645	856,334

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,076,042	$2,945,390

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy, and also see "Item 5, Other Information, Environmental Regulation", below, for updates regarding environmental proceedings and regulation.

Ratepayer Lawsuits

Entergy New Orleans Fuel Adjustment Clause Litigation

See the Form 10-K for a discussion of the lawsuit filed by a group of ratepayers in April 1999 against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers, which currently remains pending, and the corresponding complaint filed with the City Council.  In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004.  In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher.  In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.  On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  In April 2009 the Louisiana Supreme Court reversed the decision of the Louisiana Fourth Circuit Court of Appeal and reinstated the decision of the Civil District Court.  On April 17, 2009, the plaintiffs requested rehearing by the Louisiana Supreme Court.  On May 29, 2009, the Louisiana Supreme Court denied the request for rehearing.

Texas Power Price Lawsuit

See the Form 10-K for a discussion of the lawsuit filed in August 2003 in the district court of Chambers County, Texas by Texas residents purportedly on behalf of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The plaintiffs stated in their pleadings that customers in Texas were charged at least $57 million above prevailing market prices for power.  Plaintiffs seek actual, consequential and exemplary damages, costs and attorneys' fees, and disgorgement of profits.  The plaintiffs' experts have tendered a report calculating damages in a large range, from $153 million to $972 million in present value, under various scenarios.  The Entergy defendants have tendered expert reports challenging the assumptions, methodologies, and conclusions of the plaintiffs' expert reports. The case is pending in state district court.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

7/01/2009-7/31/2009	355,000	$79.44	355,000	$581,424,514
8/01/2009-8/31/2009	4,335,000	$79.90	4,335,000	$235,070,434
9/01/2009-9/30/2009	2,990,000	$79.79	2,990,000	$-(3)
Total	7,680,000	$-	7,680,000

(1)
In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, on January 29, 2007, the Board approved a repurchase program under which Entergy was authorized to repurchase up to $1.5 billion of its common stock.  In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions.  Entergy completed both the $1.5 billion and $500 million programs in the third quarter 2009.  See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

(2)	Maximum amount of shares that may yet be repurchased does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.
(3)	In October 2009 the Board granted authority for an additional $750 million share repurchase program.

The amount of share repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.

Item 5.  Other Information

Environmental Regulation

Clean Air Act and Subsequent Amendments

Ozone Nonattainment

As disclosed in the Form 10-K, on March 12, 2008, the EPA revised the National Ambient Air Quality Standard for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  The LDEQ recommended that eleven parishes be designated as nonattainment for the 75 parts per billion ozone standard.  Entergy Gulf States Louisiana has two fossil plants and Entergy Louisiana has one fossil plant affected by this recommendation.  In Arkansas, the Governor recommended that Pulaski County be designated in nonattainment with the new ozone standard, where two of Entergy Arkansas' smaller facilities are located.  These recommendations have not been approved yet by the EPA, and in September 2009 the EPA announced that it is reconsidering the 75 parts per billion standard and may lower it further.  Lowering the standard would cause the need for additional analysis of county and parish attainment status.  A proposed rule is expected to be published in December 2009 and a final rule to be promulgated in August 2010.  Therefore, additional counties or parishes may be affected.  Following nonattainment designation, states will be required to develop state implementation plans that outline control requirements that will enable the affected counties and parishes to reach attainment status.  Entergy facilities in these areas may be subject to installation of NOx controls, but the degree of control will remain unknown until the state implementation plans are developed.  Entergy will continue to monitor and engage in the state implementation plan development process in Entergy states.

Regional Haze

Entergy Arkansas has withdrawn its petition (discussed in the Form 10-K) to the Arkansas Commission on Environmental Quality requesting the revision of Regulation 19, which sets an operational deadline of September 2013 for the regional haze air emissions control project at Entergy Arkansas' White Bluff facility.  Entergy Arkansas is proceeding with the regulatory approval process for the installation and operation of required emission controls.

Potential Legislative, Regulatory, and Judicial Developments

In April 2009 the EPA issued a proposal "to find that greenhouse gases in the atmosphere endanger the public health and welfare of current and future generations" pursuant to section 202(a) of the Clean Air Act in response to the opinion of the United States Supreme Court in Massachusetts v. EPA.  The EPA published the proposed endangerment finding in the Federal Register on April 24, 2009, and began a sixty-day notice and comment period on the proposal.  The current proposal applies directly only to emissions from mobile sources such as cars and trucks. The proposed endangerment finding lists six air pollutants, including CO2, that would undergo further proposed EPA regulation as mobile source emissions under the Clean Air Act.  The EPA has stated that the endangerment finding itself does not create any immediate requirements for any emissions source, but this regulatory action may lead to the proposal of similar regulations to control greenhouse gas emissions, including CO2, from stationary sources such as Entergy's facilities either through new EPA regulations or may lead to the application of the Clean Air Act's current new source review program or new source performance standard program to greenhouse gas emissions.  Such a proposal of new regulations applicable to stationary sources would undergo a notice-and-comment rulemaking process through the EPA.  In September 2009, however, the EPA proposed a rule that anticipates the automatic application of the current Clean Air Act programs to new and modified sources of greenhouse gases once mobile source emission rules are finalized, which is expected by the end of March 2010.  The so-called "tailoring rule" restricts the applicability of the current regulatory programs to new sources of greater than 25,000 tons of greenhouse gases and to modifications that increase greenhouse gas emissions by from 10,000 to 25,000 tons per year.  The effect on Entergy is impossible to estimate at this time due to the uncertainty of the final regulatory format.

Clean Water Act

316(b) Cooling Water Intake Structures

As discussed in the Form 10-K, the EPA finalized new regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures.  The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts.  Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule.  In January 2007, the United States Court of Appeals for the Second Circuit remanded the rule to the EPA for reconsideration.  The court instructed the EPA to reconsider several aspects of the rule that were beneficial to the regulated community after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule.  In April 2008, the United States Supreme Court agreed to review the decision of the Second Circuit on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to the regulated community that the Second Circuit disallowed.  In March 2009, the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration.  The EPA may now reissue a rule similar in structure to the rule remanded by the Second Circuit, or the EPA may issue a rule with a substantially different structure and effect.  Until the EPA issues guidance to the regulated community on what actions should be taken to comply with the Clean Water Act, and until the form and substance of the new rule itself is determined, it is impossible to estimate the effect of the Supreme Court's decision on Entergy's business.

On April 6, 2009, with a reservation of rights regarding the applicability of the section, Entergy's Indian Point facility submitted a Section 401 water quality certification to the NYSDEC.  The certification, or a waiver or exemption of the same, is potentially required pursuant to Section 401 of the Clean Water Act as a supporting document to the NRC's license renewal decision.  On May 13, 2009, the NYSDEC deemed the application incomplete, requested additional information, and requested that Entergy respond within 120 days or by

September 10, 2009.  The NYSDEC also stated that Entergy must submit all requested information by February 13, 2010.  Prior to and on September 9, 2009, Entergy responded and provided some of the requested information, including an extensive list of responsive documents.  On September 23, 2009, the NYSDEC requested additional information and set an interim deadline of November 13, 2009.  Entergy continues to work with the NYSDEC in order to provide the additional information before the requested deadlines.  By law, the NYSDEC must act on the application within one year of receipt.

Groundwater at Certain Nuclear Sites

As discussed in the Form 10-K, Entergy joined other nuclear utilities and the Nuclear Energy Institute in 2006 to develop a voluntary groundwater monitoring and protection program.  This initiative began after detection of very low levels of radioactive material, primarily tritium, in groundwater at several plants in the United States.  To date, radionuclides have been detected at Entergy's Indian Point, Palisades and Pilgrim plants.  The situation at Indian Point is described in the Form 10-K.

At Palisades, Entergy identified tritium in two monitoring wells in December 2007 due to leakage from buried piping.  Non-destructive evaluation of the line identified one area of leakage and repairs were completed in 2008.  Since early 2008, groundwater from three wells has been sampled and analyzed on a biweekly basis. Following the repairs, tritium levels declined in all of the wells and trended downward until one well spiked in March 2009. Additional investigation was performed to locate the source, including installation of eighteen temporary monitoring wells along the path of the buried piping. A new leak location was identified and repairs at this location were completed in mid-summer 2009.  When the system was put back in service, however, it became evident from groundwater samples that this same buried piping system was also breached at locations other than at the leak location that had earlier been repaired.  Therefore, the piping system was again taken out of service and drained to prevent further leakage into the ground.  Subsequently, a decision was made to abandon this piping and to run new replacement buried pipe for this system.  This effort is currently in progress.  Bi-weekly sampling will continue until the groundwater tritium levels in the monitoring wells are below minimum detection levels.

At Pilgrim, six existing monitoring wells are being sampled and analyzed on a periodic basis.  Results continue to show low levels of tritium.  A hydrogeological analysis will be performed in 2009 to pinpoint the location for six additional wells to further study the situation.  Currently, the detections are believed to be from wash out of naturally occurring atmospheric tritium.  Precipitation studies are being performed to confirm this theory.

Other Environmental Matters

Entergy Louisiana and Entergy New Orleans

In March 2009, Entergy Louisiana received a Certificate of Completion from the LDEQ for the former site of the Southern Transformer Shop, located in Algiers, Orleans Parish.  This document certifies completion of the soil remediation in compliance with Louisiana's "Voluntary Remediation Program."  Prior to the soil remediation, which was completed in January 2008, a thorough site assessment and risk evaluation had been performed at the property utilizing Louisiana's Risk Evaluation and Corrective Action Program.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:
	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2004	2005	2006	2007	2008	2009

Entergy Arkansas	3.37	3.75	3.37	3.19	2.33	2.22
Entergy Gulf States Louisiana	3.04	3.34	3.01	2.84	2.44	2.51
Entergy Louisiana	3.60	3.50	3.23	3.44	3.14	3.47
Entergy Mississippi	3.41	3.16	2.54	3.22	2.92	3.17
Entergy New Orleans	3.60	1.22	1.52	2.74	3.71	3.46
Entergy Texas	2.07	2.06	2.12	2.07	2.04	1.83
System Energy	3.95	3.85	4.05	3.95	3.29	3.55

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2004	2005	2006	2007	2008	2009

Entergy Arkansas	2.98	3.34	3.06	2.88	1.95	1.84
Entergy Gulf States Louisiana	2.90	3.18	2.90	2.73	2.42	2.49
Entergy Louisiana	3.60	3.50	2.90	3.08	2.87	3.49
Entergy Mississippi	3.07	2.83	2.34	2.97	2.67	2.92
Entergy New Orleans	3.31	1.12	1.35	2.54	3.45	3.20

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

4(a)	Seventy-seventh Supplemental Indenture, dated as of September 1, 2009, to Entergy Gulf States Louisiana's Indenture of Mortgage, dated as of September 1, 1926.

12(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas' Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.

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

*
Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2009, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:           November 6, 2009