Form 10-K
period 2009-12-31
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2010-02-26
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-05807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value – 189,198,163 shares outstanding at January 29, 2010	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 6.7% Series due April 2032 Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 7.6% Series due April 2032	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032 Mortgage Bonds, 7.25% Series due December 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Texas, Inc.	Mortgage Bonds, 7.875% Series due June 2039	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States Louisiana, L.L.C.	Common Membership Interests

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States Louisiana, L.L.C.		Ö
Entergy Louisiana, LLC		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
Entergy Texas, Inc.		Ö
System Energy Resources, Inc.		Ö

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States Louisiana, L.L.C.		Ö
Entergy Louisiana, LLC		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
Entergy Texas, Inc.		Ö
System Energy Resources, Inc.		Ö

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether Entergy Corporation has submitted electronically and posted on Entergy's corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy Resources have submitted electronically and posted on Entergy's corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act.)  Yes ☐  No ☑

System Energy Resources meets the requirements set forth in General Instruction I(1) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure as allowed in General Instruction I(2).  System Energy Resources is reducing its disclosure by not including Part III, Items 10 through 13 in its Form 10-K.

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2009, was $15.2 billion based on the reported last sale price of $77.52 per share for such stock on the New York Stock Exchange on June 30, 2009.  Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.  Entergy Corporation is the sole holder of the common stock of Entergy Louisiana Holdings, Inc., which is the sole holder of the common membership interests in Entergy Louisiana, LLC.  Entergy Corporation is the sole holder of the common stock of EGS Holdings, Inc., which is the sole holder of the common membership interests in Entergy Gulf States Louisiana, L.L.C.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 7, 2010, are incorporated by reference into Part III hereof.

This combined Form 10-K is separately filed by Entergy Corporation and its seven "Registrant Subsidiaries": Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

The report should be read in its entirety as it pertains to each respective reporting company.  No one section of the report deals with all aspects of the subject matter.  Separate Item 6, 7, and 8 sections are provided for each reporting company, except for the Notes to the financial statements.  The Notes to the financial statements for all of the reporting companies are combined.  All Items other than 6, 7, and 8 are combined for the reporting companies.

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors, (b) Management's Financial Discussion and Analysis, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

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
•
changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances, and changes in costs of compliance with environmental and other laws and regulations

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

FORWARD-LOOKING INFORMATION (Concluded)

•	effects of climate change, and environmental and other regulatory obligations intended to compel reductions in carbon dioxide emissions
•	Entergy's ability to manage its capital projects and operation and maintenance costs
•	Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms
•	the economic climate, and particularly economic conditions in Entergy's Utility service territory and the Northeast United States
•	the effects of Entergy's strategies to reduce tax payments
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria
•	changes in inflation and interest rates
•	the effect of litigation and government investigations or proceedings
•	advances in technology
•	the potential effects of threatened or actual terrorism and war
•	Entergy's ability to attract and retain talented management and directors
•	changes in accounting standards and corporate governance
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy's defined benefit pension and other postretirement benefit plans
•	changes in decommissioning trust fund earnings or in the timing of or cost to decommission nuclear plant sites
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

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term

AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
CDBG	Community Development Block Grant
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
DOE	United States Department of Energy
EITF	FASB's Emerging Issues Task Force
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
Entergy Gulf States Louisiana
Entergy Gulf States Louisiana, L.L.C., a company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes.  The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy-Koch	A joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc. Entergy-Koch's pipeline and trading businesses were sold in 2004.
Entergy Texas
Entergy Texas, Inc., a company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc.  The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
firm LD
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power

 i

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Gulf States Louisiana (57.5%) and Entergy Texas (42.5%)
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
OASIS	Open Access Same Time Information Systems
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
PURPA	Public Utility Regulatory Policies Act of 1978
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States Louisiana
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Association, which owns a 10% interest in Grand Gulf
spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.

  ii

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to the buyer for any damages
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf

UK	The United Kingdom of Great Britain and Northern Ireland
Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

  iii

(Page left blank intentionally)

ENTERGY'S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail electric distribution operations.  Entergy owns and operates power plants with approximately 30,000 MW of aggregate electric generating capacity, and Entergy is the second-largest nuclear power generator in the United States.  Entergy delivers electricity to 2.7 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy generated annual revenues of $10.7 billion in 2009 and had approximately 15,000 employees as of December 31, 2009.

Entergy operates primarily through two business segments: Utility and Non-Utility Nuclear.

•
Utility generates, transmits, distributes, and sells electric power in a four-state service territory that includes portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.

•
Non-Utility Nuclear owns and operates six nuclear power plants located in the northern United States and sells the electric power produced by those plants primarily to wholesale customers.  This business also provides services to other nuclear power plant owners.  As discussed further in "Management's Financial Discussion and Analysis," in November 2007, the Board approved a plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of Non-Utility Nuclear to Entergy shareholders.

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

OPERATING INFORMATION
For the Years Ended December 31, 2009, 2008, and 2007

	Utility (a)	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2009
Operating revenues	$8,055,353	$2,555,254	$10,745,650
Operating expenses	$6,731,528	$1,553,686	$8,461,124
Other income	$235,968	$64,603	$169,708
Interest and other charges	$462,206	$55,884	$570,444
Income taxes	$388,682	$379,266	$632,740
Net income	$708,905	$631,020	$1,251,050

2008
Operating revenues	$10,318,630	$2,558,378	$13,093,756
Operating expenses	$9,078,502	$1,434,425	$10,810,589
Other income	$161,512	$46,360	$169,287
Interest and other charges	$425,216	$53,926	$608,921
Income taxes	$371,281	$319,107	$602,998
Net income	$605,144	$797,280	$1,240,535

2007
Operating revenues	$9,255,075	$2,029,666	$11,484,398
Operating expenses	$7,910,659	$1,312,577	$9,428,030
Other income	$164,383	$87,256	$255,055
Interest and other charges	$422,382	$34,738	$637,052
Income taxes	$382,025	$230,407	$514,417
Net income	$704,393	$539,200	$1,159,954

CASH FLOW INFORMATION
For the Years Ended December 31, 2009, 2008, and 2007

	Utility (a)	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2009
Net cash flow provided by operating activities	$1,586,020	$2,434,449	$2,933,158
Net cash flow used in investing activities	$(1,465,824)	$(1,978,037)	$(2,094,394)
Net cash flow provided by (used in) financing activities	$553,107	$(474,028)	$(1,048,388)

2008
Net cash flow provided by operating activities	$2,379,258	$1,255,284	$3,324,328
Net cash flow used in investing activities	$(2,845,157)	$(471,590)	$(2,590,096)
Net cash flow provided by (used in) financing activities	$250,309	$(799,861)	$(70,757)

2007
Net cash flow provided by operating activities	$1,807,769	$879,940	$2,559,770
Net cash flow used in investing activities	$(1,238,487)	$(883,397)	$(2,117,731)
Net cash flow provided by (used in) financing activities	$(368,909)	$47,705	$(221,586)

FINANCIAL POSITION INFORMATION
As of December 31, 2009 and 2008

	Utility (a)	Non-Utility Nuclear	Entergy Consolidated (a)
	(In Thousands)
2009
Current assets	$3,102,516	$2,625,482	$4,534,161
Other property and investments	$2,294,191	$3,229,677	$3,618,700
Property, plant and equipment - net	$19,253,914	$3,911,195	$23,389,402
Deferred debits and other assets	$5,044,111	$824,455	$5,822,334
Current liabilities	$2,678,278	$439,206	$3,193,997
Non-current liabilities	$19,756,470	$5,325,411	$25,245,897
Shareholders' equity	$7,073,474	$4,826,192	$8,707,360

2008
Current assets	$3,067,301	$1,737,474	$5,160,389
Other property and investments	$2,089,231	$1,697,893	$3,237,544
Property, plant and equipment - net	$18,595,892	$3,592,359	$22,429,114
Deferred debits and other assets	$5,057,723	$820,469	$5,789,771
Current liabilities	$3,635,614	$318,082	$3,765,894
Non-current liabilities	$18,217,228	$3,359,490	$24,573,303
Shareholders' equity	$6,770,794	$4,170,623	$8,060,592

(a) In addition to the two operating segments presented here, Entergy Consolidated also includes Entergy Corporation (parent company), other business activity, and intercompany eliminations, including the non-nuclear wholesale assets business and earnings on the proceeds of sales of previously-owned businesses.

The following shows the principal subsidiaries and affiliates within Entergy's business segments. Companies that file reports and other information with the SEC under the Securities Exchange Act of 1934 are identified in bold-faced type.

Entergy Corporation

Utility	Non-Utility Nuclear	Other Businesses

Entergy Arkansas, Inc.	Entergy Nuclear Operations, Inc.	Entergy-Koch, LP	Non-Nuclear Wholesale Assets
EGS Holdings, Inc.	Entergy Nuclear Finance, LLC	(50% ownership) (liquidated December 2009)
Entergy Gulf States Louisiana, L.L.C.	Entergy Nuclear Generation Co. (Pilgrim)
Entergy Louisiana Holdings, Inc	Entergy Nuclear FitzPatrick LLC		Entergy Asset Management, Inc.
Entergy Louisiana, LLC	Entergy Nuclear Indian Point 2, LLC		Entergy Power, Inc.
Entergy Mississippi, Inc.	Entergy Nuclear Indian Point 3, LLC
Entergy New Orleans, Inc.	Entergy Nuclear Palisades, LLC
Entergy Texas, Inc.	Entergy Nuclear Vermont Yankee, LLC
System Energy Resources, Inc.	Entergy Nuclear, Inc.
Entergy Operations, Inc.	Entergy Nuclear Fuels Company
Entergy Services, Inc.	Entergy Nuclear Nebraska LLC
System Fuels, Inc.	Entergy Nuclear Power Marketing LLC

Strategy

Entergy aspires to achieve industry-leading total shareholder returns in an environmentally responsible fashion by leveraging the scale and expertise inherent in its core nuclear and utility operations.  Entergy's scope includes electricity generation, transmission and distribution as well as natural gas transportation and distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, and risk management.  Entergy also focuses on portfolio management to make periodic buy, build, hold, or sell decisions based upon its analytically-derived points of view, which are updated as market conditions evolve.

___________________________________________________________________________________________

Availability of SEC filings and other information on Entergy's website

Entergy electronically files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies, and amendments to such reports.  The public may read and copy any materials that Entergy files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.  Additionally, information about Entergy, including its reports filed with the SEC, is available without charge through its website, http://www.entergy.com.  Reports filed with the SEC are available as soon as reasonably practicable after they are filed electronically with the SEC.  Entergy uses its website to disclose important information to investors.  Entergy is providing the address to its Internet site solely for the information of investors.  Entergy does not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Part I, Item 1 is continued on page 194.

ENTERGY CORPORATION AND SUBSIDIARIES
REPORT OF MANAGEMENT

Management of Entergy Corporation and its subsidiaries has prepared and is responsible for the financial statements and related financial information included in this document.  To meet this responsibility, management establishes and maintains a system of internal controls designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles.  This system includes communication through written policies and procedures, an employee Code of Entegrity, and an organizational structure that provides for appropriate division of responsibility and training of personnel.  This system is also tested by a comprehensive internal audit program.

Entergy management assesses the effectiveness of Entergy's internal control over financial reporting on an annual basis.  In making this assessment, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Management acknowledges, however, that all internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance with respect to financial statement preparation and presentation.

Entergy Corporation and the Registrant Subsidiaries' independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy's internal control over financial reporting as of December 31, 2009, which is included herein on pages 402 through 409.

In addition, the Audit Committee of the Board of Directors, composed solely of independent Directors, meets with the independent auditors, internal auditors, management, and internal accountants periodically to discuss internal controls, and auditing and financial reporting matters.  The Audit Committee appoints the independent auditors annually, seeks shareholder ratification of the appointment, and reviews with the independent auditors the scope and results of the audit effort.  The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present, providing free access to the Audit Committee.

Based on management's assessment of internal controls using the COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2009.  Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy's and each of the Registrant Subsidiaries' financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.
J. WAYNE LEONARD Chairman of the Board and Chief Executive Officer of Entergy Corporation	LEO P. DENAULT Executive Vice President and Chief Financial Officer of Entergy Corporation
HUGH T. MCDONALD Chairman of the Board, President, and Chief Executive Officer of Entergy Arkansas, Inc.	E. RENAE CONLEY Chair of the Board, President, and Chief Executive Officer of Entergy Gulf States Louisiana, L.L.C. and Entergy Louisiana, LLC
HALEY R. FISACKERLY Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, Inc.	RODERICK K. WEST Chairman, President, and Chief Executive Officer of Entergy New Orleans, Inc.
JOSEPH F. DOMINO Chairman of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.	JOHN T. HERRON Chairman, President, and Chief Executive Officer of System Energy Resources, Inc.

THEODORE H. BUNTING, JR.
Senior Vice President and Chief Accounting Officer (and acting principal financial officer) of Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and Entergy Texas, Inc.
WANDA C. CURRY Vice President and Chief Financial Officer of System Energy Resources, Inc.

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

Following are the percentages of Entergy's consolidated revenues and net income generated by its operating segments and the percentage of total assets held by them:

	% of Revenue			% of Net Income			% of Total Assets
Segment	2009	2008	2007	2009	2008	2007	2009	2008	2007

Utility	75	79	80	57	49	61	80	77	78
Non-Utility Nuclear	24	19	18	50	64	46	28	21	21
Parent Company & Other Business Segments	1	2	2	(7)	(13)	(7)	(8)	2	1

Plan to Pursue Separation of Non-Utility Nuclear

In November 2007, the Board approved a plan to pursue a separation of the Non-Utility Nuclear business from Entergy through a tax-free spin-off of the Non-Utility Nuclear business to Entergy shareholders.  Upon completion of the Board-approved spin-off plan, Enexus Energy Corporation, a wholly-owned subsidiary of Entergy, would be a new, separate, and publicly-traded company.  In addition, under the plan, Enexus and Entergy are expected to enter into a nuclear services business joint venture, EquaGen LLC, with 50% ownership by Enexus and 50% ownership by Entergy.  The EquaGen board of managers would be comprised of equal membership from both Entergy and Enexus.

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

Enexus' business would be substantially comprised of Non-Utility Nuclear's assets, including its six nuclear power plants, and Non-Utility Nuclear's power marketing operation.  Entergy Corporation's remaining business would primarily be comprised of the Utility business.  EquaGen would operate the nuclear assets owned by Enexus under the Board-approved plan, and provide certain services to the Utility's nuclear operations.  EquaGen would also be expected to offer nuclear services to third parties, including decommissioning, plant relicensing, plant operations, and ancillary services.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In connection with the spin-off, Enexus is currently expected to incur up to $4.0 billion of debt prior to completion of the spin-off.  Currently, the debt is expected to be incurred in the following transactions:

•	Enexus is expected to issue up to $2.0 billion of debt securities in partial consideration of Entergy's transfer to it of the Non-Utility Nuclear business.
•
These debt securities are expected to be exchanged for up to $2.0 billion of debt securities that Entergy plans to issue prior to the spin-off.  If the exchange occurs, the holders of the debt securities that Entergy plans to issue prior to the spin-off would become holders of up to $2.0 billion of Enexus debt securities.

•	Enexus is expected to issue up to $2.0 billion of debt securities directly to third party investors.

Out of existing cash on hand and the proceeds Enexus would receive from the issuance of debt securities directly to third party investors, it expects to retain approximately $750 million, which it intends to use for working capital and other general corporate purposes.  In addition, Enexus is expected to apply up to $500 million of the proceeds from the issuance of these debt securities to provide cash collateral as credit support for reimbursement obligations in respect of letters of credit.  All of the remaining proceeds, plus any remaining cash on hand, are expected to be transferred to Entergy to settle Enexus' intercompany indebtedness owed to Entergy, including indebtedness that Entergy will transfer to Enexus in the spin-off, and to purchase certain assets from Entergy.  Enexus will not receive any proceeds from either the issuance of the up to $2.0 billion of its debt securities or the exchange of its debt securities for Entergy debt securities.  Entergy expects to use the proceeds that it receives from the issuance of its debt securities to reduce outstanding Entergy debt.  The amount to be paid to Entergy, the amount and term of the debt Enexus would incur, and the type of debt and entity that would incur the debt have not been finally determined, but would be determined prior to the spin-off.  A number of factors could affect this final determination, and the amount of debt ultimately incurred could be different from the amount disclosed.

Enexus executed a $1.175 billion credit facility in December 2008.  In October 2009, Enexus executed Amendment No. 1 to its credit facility, increasing the total credit facility amount to $1.2 billion from $1.175 billion.  Enexus is not permitted to draw down the facility until certain customary and transactional conditions related to the spin-off are met on or prior to July 1, 2010.  Enexus may enter into other financing arrangements meant to support Enexus' working capital and general corporate needs and credit support obligations arising from hedging and normal course of business requirements.

Entergy and Enexus intend to launch the financing relating to the spin-off after requisite regulatory approvals are received and when market conditions are favorable for such an issuance.  Entergy expects the transaction to qualify for tax-free treatment for U.S. federal income tax purposes for both Entergy and its shareholders.  Entergy received a private letter ruling from the IRS regarding certain requirements for tax-free treatment.  In addition, a supplemental ruling request has been filed with the IRS to reflect changes to the initial spin-off plan.  Final terms of the transaction and spin-off completion are subject to several conditions, including the final approval of the Board.

Regulatory Proceedings Regarding the Spin-Off

NRC

Entergy Nuclear Operations, Inc., the current NRC-licensed operator of the Non-Utility Nuclear plants, filed an application in July 2007 with the NRC seeking indirect transfer of control of the operating licenses for the six Non-Utility Nuclear power plants, and supplemented that application in December 2007 to incorporate the planned business separation.  Entergy Nuclear Operations, Inc., which is expected to be wholly-owned by EquaGen, would remain the operator of the plants after the spin-off.  Entergy Operations, Inc., the current NRC-licensed operator of Entergy's five Utility nuclear plants, would remain a wholly-owned subsidiary of Entergy and would continue to be the operator of the Utility nuclear plants.  In the December 2007 supplement to the NRC application, Entergy Nuclear Operations, Inc. provided additional information regarding the spin-off transaction, organizational structure, technical and financial qualifications, and general corporate information.  On July 28, 2008, the NRC staff approved the license transfers associated with the proposed new ownership structure of EquaGen, the proposed licensed operator, as well as the transfers to Enexus of the ownership of Big Rock Point, FitzPatrick, Indian Point Units 1, 2

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

and 3, Palisades, Pilgrim, and Vermont Yankee.  The approval for the proposed new ownership structure is now effective until August 1, 2010.  The review conducted by the NRC staff prior to approval of the license and ownership transfers included matters such as the financial and technical qualifications of the new organizations, as well as decommissioning funding assurance.  In connection with the NRC approvals, Enexus agreed to enter into a financial support agreement with the entities that own the nuclear power plants in the total amount of $700 million to provide financial support, if needed, for the operating costs of the six operating Non-Utility Nuclear power plants.

FERC

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

Vermont

On January 28, 2008, Entergy Nuclear Vermont Yankee, LLC and Entergy Nuclear Operations, Inc. requested approval from the Vermont Public Service Board (VPSB) for the indirect transfer of control, consent to pledge assets, issue guarantees and assign material contracts, amendment to certificate of public good, and replacement of guaranty and substitution of a credit support agreement for Vermont Yankee.  Several parties intervened in the proceeding.  Discovery has been completed in this proceeding, in which parties could ask questions about or request the production of documents related to the transaction.

In addition, the Vermont Department of Public Service (VDPS), which is the public advocate in proceedings before the VPSB, prefiled its initial and rebuttal testimony in the case in which the VDPS took the position that Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. have not demonstrated that the restructuring promotes the public good because its benefits do not outweigh the risks, raising concerns that the target rating for Enexus' debt is below investment grade and that the company may not have the financial capability to withstand adverse financial developments, such as an extended outage.  The VDPS testimony also expressed concern about the EquaGen joint venture structure and Enexus' ability, under the operating agreement between Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc., to ensure that Vermont Yankee is well-operated.  Two distribution utilities that buy Vermont Yankee power prefiled testimony that also expressed concerns about the structure but found that there was a small net benefit to the restructuring.  The VPSB conducted hearings on July 28-30, 2008, during which it considered the testimony prefiled by Entergy Nuclear Vermont Yankee, Entergy Nuclear Operations, Inc., the VDPS, and the two distribution utilities.  Subsequently, Entergy Nuclear Operations, Inc. supplied supplemental data to the VPSB outlining the enhanced transaction structure detailed in the amended petition filed in New York (discussed below).  On October 8, 2009, a memorandum of understanding was filed with the VPSB outlining an agreement reached with the VDPS, which, if approved by the VPSB, would result in approval of the spin-off transaction in Vermont.

In connection with this memorandum of understanding, Enexus agreed to provide a $100 million working capital facility to Entergy Nuclear Vermont Yankee and to obtain a $60 million letter of credit to fund operating expenses after operations cease at Vermont Yankee.  In addition, Enexus agreed that if it has not obtained a credit rating of one notch below investment grade (e.g., a rating of BB+ by S&P) or higher by January 1, 2014, then Enexus will furnish to Entergy Nuclear Vermont Yankee a second letter of credit in the amount of $50 million to support Vermont Yankee's operations, which must be from a financial institution with a rating of A or higher from S&P, or in the alternative, a financial institution with a similar rating from a nationally respected credit rating agency that is of similar and appropriate credit quality.  Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations have prefiled testimony explaining this memorandum of understanding and updating the VPSB on the financial structure of the transactions and moved to amend their petition to include Enexus.  To assist the VPSB in making its determinations and deciding what, if any, further proceedings are needed, the VPSB, on November 20, 2009, issued information requests to the three companies and to the VDPS.  The companies filed their responses on December 9, 2009 and the VDPS filed its responses on December 24, 2009.  A VPSB decision on the memorandum of understanding is pending.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

    On January 27, 2010, Vermont Governor Jim Douglas issued a statement directing the Commissioner of the VDPS to request a stay from the VPSB of the spin-off proceedings pending an ongoing investigation relating to elevated levels of tritium found in Vermont Yankee groundwater monitoring wells.  The Governor's statement further indicated that he would not ask the Vermont General Assembly to consider Vermont Yankee license renewal during its 2010 session.  The governor's statement also expressed concerns about potential decommissioning costs and about inconsistent information related to underground piping at Vermont Yankee carrying radionuclides that was provided by Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. in a proceeding before the VPSB related to extending operation of Vermont Yankee beyond its current operating license.    On February 3, 2010, the VDPS staff filed its motion for a stay of the spin-off proceedings.  Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. filed a memorandum in opposition to the request for a stay with the VPSB on February 18, 2010.

New York

On January 28, 2008, Entergy Nuclear FitzPatrick, LLC, Entergy Nuclear Indian Point 2, LLC, Entergy Nuclear Indian Point 3, LLC, Entergy Nuclear Operations, Inc., and Enexus filed a petition with the New York Public Service Commission (NYPSC) requesting a declaratory ruling regarding corporate reorganization or in the alternative an order approving the transaction and an order approving debt financing.  Petitioners also requested confirmation that the corporate reorganization will not have an effect on Entergy Nuclear FitzPatrick's, Entergy Nuclear Indian Point 2's, Entergy Nuclear Indian Point 3's, and Entergy Nuclear Operations, Inc.'s status as lightly regulated entities in New York, given that they will continue to be competitive wholesale generators.  The New York State Attorney General's Office, Westchester County, and other intervenors filed objections to the business separation and to the transfer of the FitzPatrick and Indian Point Energy Center nuclear power plants, arguing that the debt associated with the spin-off could threaten access to adequate financial resources for those nuclear power plants and because the New York State Attorney General's Office believes Entergy must file an environmental impact statement assessing the proposed corporate restructuring.  In addition to the New York State Attorney General's Office, several other parties also requested to be added to the service list for this proceeding.

On May 23, 2008, the NYPSC issued its Order Establishing Further Procedures in this matter.  In the order, the NYPSC determined that due to the nuclear power plants' unique role in supporting the reliability of electric service in New York, and their large size and unique operational concerns, a more searching inquiry of the transaction will be conducted than if other types of lightly-regulated generation were at issue.  Accordingly, the NYPSC assigned an ALJ to preside over this proceeding and prescribed a sixty (60) day discovery period.  The order provided that after at least sixty (60) days, the ALJ would establish when the discovery period would conclude.  The NYPSC stated that the scope of discovery will be tightly bounded by the public interest inquiry relevant to this proceeding; namely, adequacy and security of support for the decommissioning of the New York nuclear facilities; financial sufficiency of the proposed capital structure in supporting continued operation of the facilities; and, arrangements for managing, operating and maintaining the facilities.  The NYPSC also stated that during the discovery period, the NYPSC Staff may conduct technical conferences to assist in the development of a full record in this proceeding.

On July 23, 2008, the ALJs issued a ruling concerning discovery and seeking comments on a proposed process and schedule.  In the ruling, the ALJs proposed a process for completing a limited, prescribed discovery process, to be followed three weeks later by the filing of initial comments addressing defined issues, with reply comments due two weeks after the initial comment deadline.  Following receipt of all comments, a ruling will be made on whether, and to what extent, an evidentiary hearing is required.  The ALJs asked the parties to address three specific topic areas: (1) the financial impacts related to the specific issues previously outlined by the NYPSC; (2) other obligations associated with the arrangement for managing, operating and maintaining the facilities; and (3) the extent that New York Power Authority (NYPA) revenues from value sharing payments under the value sharing

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

agreements between Entergy and NYPA would decrease.  The ALJs have indicated that the potential financial effect of the termination of the value sharing payments on NYPA and New York electric consumers are factors the ALJs believe should be considered by the NYPSC in making its public interest determination.

In August 2008, Non-Utility Nuclear entered into a resolution of a dispute with NYPA over the applicability of the value sharing agreements to the FitzPatrick and Indian Point 3 nuclear power plants after the spin-off.  Under the resolution, Non-Utility Nuclear agreed not to treat the separation as a "Cessation Event" that would terminate its obligation to make the payments under the value sharing agreements.  As a result, after the spin-off, Enexus would continue to be obligated to make payments to NYPA due under the amended and restated value sharing agreements described above.  For further discussion of the value sharing agreements, see Note 15 to the financial statements herein.

In August 2009, Enexus filed with the NYPSC an amended petition for an order approving the reorganization and associated debt financings.  The amended petition describes proposed enhancements to the corporate reorganization.  These proposed enhancements include a commitment to reserve at least $350 million of liquidity, a $1.0 billion reduction in long-term bonds to $3.5 billion, an increase in the initial cash balance left at Enexus to $750 million from the original $250 million, and obtaining an up to $500 million cash-collateralized letter of credit facility that will provide letters of credit for commodity-related and non-hedging-related commercial transactions.  The amended petition requested that the NYPSC: issue an order approving the corporate reorganization and associated financings; confirm the corporate reorganization will have no impact on the Enexus companies' status as lightly regulated entities; and issue a negative declaration and undertake no further review under the New York State Environmental Quality Review Act.

On August 21, 2009, the ALJs issued a Ruling Concerning Scope, Process, and Schedule that determined that additional record development was warranted in light of the changes contained in the amended petition.  The August 21, 2009 ruling limited the issues requiring further record development to environmental significance under the New York State Environmental Quality Review Act and whether Enexus will be at least as capable as Entergy in meeting all financial and other obligations related to the ownership and operation of the New York nuclear facilities.  In early November 2009 the New York State Attorney General's Office, the New York Department of Public Service's Staff, and Westchester County filed initial comments on the amended petition stating their opposition to Enexus' request in the amended petition.  Various filings continued to be made into January 2010 in accordance with the procedures and schedule ordered by the ALJs, and the New York State Attorney General's Office, the New York Department of Public Service's Staff, and Westchester County continue to oppose the transaction.

At a hearing on February 11, 2010, the NYPSC discussed Entergy's petition and issued a press release later that same day.  The press release states, in part, that the NYPSC "received a report from senior Staff of the Department of Public Service (Staff) addressing a petition submitted by Entergy Corporation....  In its report, Staff concluded that the transaction, as proposed, was not in the public interest, and Staff provided the [NYPSC] information regarding the implications of rejecting the proposal versus making changes to the proposed transaction to improve the long-term financial stability of the three nuclear power plants in New York and to provide ratepayer benefits.  The [NYPSC] will consider these topics in more detail at a later date.  Staff concluded that the proposed transaction was problematic because the amount of debt leverage employed to finance Enexus is excessive when the business risks of this new merchant nuclear plant enterprise are considered.  The principles behind the conditions proposed by Staff are to assure the immediate financial viability of Enexus by mitigating near-term liquidity risk related to debt covenants through a reduction of $550 million in the debt issued by Enexus, to assure the Enexus’s [sic] long-term financial capabilities through the maintenance of a specified bond rating or ratio of debt-to-equity market value, and to provide New York ratepayers some of the potential hedging benefits of nuclear power in periods of rising commodity prices.  If the [NYPSC] decides to impose these conditions, or similar conditions addressing the previously stated principles, it is expected that the [NYPSC] will consider the comments of interested parties.  Comments would then be analyzed and the matter brought back for final deliberations at the earliest possible [NYPSC] session."

The NYPSC currently has meetings scheduled for March 4 and March 25, 2010 at which it may consider the proposed transaction again.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

2009 Compared to 2008

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing 2009 to 2008 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)

2008 Consolidated Net Income (Loss)	$605,144	$797,280	($161,889)	$1,240,535

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	105,167	(10,626)	2,893	97,434
Other operation and maintenance expenses	(30,423)	76,007	(37,536)	8,048
Taxes other than income taxes	(2,173)	8,379	701	6,907
Depreciation and amortization	37,409	14,832	(326)	51,915
Other income	74,456	18,243	(92,278)	421
Interest charges	36,990	1,958	(77,425)	(38,477)
Other	16,658	12,542	5	29,205
Income taxes	17,401	60,159	(47,818)	29,742

2009 Consolidated Net Income (Loss)	$708,905	$631,020	($88,875)	$1,251,050

Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES" which accompanies Entergy Corporation's financial statements in this report for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2009 to 2008.

Amount
(In Millions)

2008 net revenue	$4,589
Volume/weather	57
Retail electric price	33
Fuel recovery	31
Provision for regulatory proceedings	(26)
Other	10
2009 net revenue	$4,694

The volume/weather variance is primarily due to increased electricity usage primarily during the unbilled sales period in addition to the negative effect of Hurricane Gustav and Hurricane Ike in 2008.  Electricity usage by industrial customers decreased, however, by 6%.  The overall decline of the economy led to lower usage affecting both the large customer industrial segment as well as small and mid-sized industrial customers, who are also being affected by overseas competition.  The effect of the industrial sales volume decrease is mitigated, however, by the fixed charge basis of many industrial customers' rates, which causes average price per KWh sold to increase as the fixed charges are spread over lower volume.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price increase is primarily due to:

•	rate increases that were implemented at Entergy Texas in January 2009;
•	an increase in the formula rate plan rider at Entergy Gulf States Louisiana and Entergy Louisiana effective September 2008 and November 2009;
•
the recovery of 2008 extraordinary storm costs at Entergy Arkansas as approved by the APSC, effective January 2009.  The recovery of 2008 extraordinary storm costs is discussed in Note 2 to the financial statements;

•
an increase in the capacity acquisition rider related to the Ouachita plant acquisition at Entergy Arkansas.  The net income effect of the Ouachita plant cost recovery is limited to a portion representing an allowed return on equity with the remainder offset by Ouachita plant costs in other operation and maintenance expenses, depreciation expenses and taxes other than income taxes;

•	an increase in the formula rate plan rider at Entergy Mississippi in July 2009;
•	an Energy Efficiency rider at Entergy Texas, which was effective December 31, 2008, that is substantially offset in other operation and maintenance expenses; and
•
an increase in the Attala power plant costs recovered through the power management rider by Entergy Mississippi.  The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The retail electric price increase was partially offset by:

•	a credit passed on to Louisiana retail customers as a result of the Act 55 storm cost financings that began in the third quarter of 2008;
•
a formula rate plan refund of $16.6 million to customers in November 2009 in accordance with a settlement approved by the LPSC.  See Note 2 to the financial statements for further discussion of the settlement; and

•
a net decrease in the formula rate plans effective August 2008 at Entergy Louisiana and Entergy Gulf States Louisiana to remove interim storm cost recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements for further discussion of the formula rate plans.

The fuel recovery variance resulted primarily from an adjustment to deferred fuel costs in the fourth quarter 2009 relating to unrecovered nuclear fuel costs incurred since January 2008 that will now be recovered after a revision to the fuel adjustment clause methodology.

The provision for regulatory proceedings variance is primarily due to provisions recorded in 2009 at Entergy Arkansas.  See Note 2 to the financial statements for a discussion of regulatory proceedings affecting Entergy Arkansas.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing 2009 to 2008.

Amount
(In Millions)

2008 net revenue	$2,334
Volume variance	(53)
Palisades purchased power amortization	(23)
Realized price changes	67
Other	(2)
2009 net revenue	$2,323

As shown in the table above, net revenue for Non-Utility Nuclear decreased slightly by $11 million, or 0.5%, in 2009 compared to 2008.   Higher pricing in its contracts to sell power was partially offset by lower volume resulting from more refueling outage days in 2009 compared to 2008.  Included in net revenue is $53 million and $76 million of amortization of the Palisades purchased power agreement in 2009 and 2008, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements.  Following are key performance measures for 2009 and 2008:

	2009	2008

Net MW in operation at December 31	4,998	4,998
Average realized price per MWh	$61.07	$59.51
GWh billed	40,981	41,710
Capacity factor	93%	95%
Refueling Outage Days:
FitzPatrick	-	26
Indian Point 2	-	26
Indian Point 3	36	-
Palisades	41	-
Pilgrim	31	-
Vermont Yankee	-	22

Realized Price per MWh

When Non-Utility Nuclear acquired its six nuclear power plants it also entered into purchased power agreements with each of the sellers.  For four of the plants, the 688 MW Pilgrim, 838 MW FitzPatrick, 1,028 MW Indian Point 2, and 1,041 MW Indian Point 3 plants, the original purchased power agreements with the sellers expired in 2004.  The purchased power agreement with the seller of the 605 MW Vermont Yankee plant extends into 2012, and the purchased power agreement with the seller of the 798 MW Palisades plant extends into 2022.  Market prices in the New York and New England power markets, where the four plants with original purchased power agreements that expired in 2004 are located, increased since the purchase of these plants, and the contracts that Non-Utility Nuclear entered into after the original contracts expired, as well as realized day ahead and spot market sales, have generally been at higher prices than the original contracts.  Non-Utility Nuclear's annual average realized price per MWh increased from $39.40 for 2003 to $61.07 for 2009.  Power prices increased in the period from 2003 through 2008 primarily because of increases in the price of natural gas.  Natural gas prices increased in the period from 2003 through 2008 primarily

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

because of rising production costs and limited imports of liquefied natural gas, both caused by global demand and increases in the price of crude oil.  In addition, increases in the price of power during this period were caused secondarily by rising heat rates, which in turn were caused primarily by load growth outpacing new unit additions.  The majority of the existing long-term contracts for power from these four plants expire by the end of 2012.  The recent economic downturn and negative trends in the energy commodity markets have resulted in lower natural gas prices and therefore current prevailing market prices for electricity in the New York and New England power regions are generally below the prices in Non-Utility Nuclear's existing contracts in those regions.  Therefore, it is uncertain whether Non-Utility Nuclear will continue to experience increases in its annual realized price per MWh or what contract prices for power Non-Utility Nuclear will be able to obtain as its existing long-term contracts expire.  As shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Non-Utility Nuclear has sold forward 88% of its planned energy output in 2010 for an average contracted energy price of $57 per MWh.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $1,867 million for 2008 to $1,837 million for 2009.  The variance includes the following:

•
a decrease due to the write-off in the fourth quarter 2008 of $52 million of costs previously accumulated in Entergy Arkansas's storm reserve and $16 million of removal costs associated with the termination of a lease, both in connection with the December 2008 Arkansas Court of Appeals decision in Entergy Arkansas's base rate case.  The base rate case is discussed in more detail in Note 2 to the financial statements;

•	a decrease due to the capitalization of Ouachita plant service charges of $12.5 million previously expensed;
•
a decrease of $22 million in loss reserves in 2009, including a decrease in storm damage reserves as a result of the completion of the Act 55 storm cost financing at Entergy Gulf States Louisiana and Entergy Louisiana;

•	a decrease of $16 million in payroll-related and benefits costs;
•
prior year storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in 2008, including Hurricane Gustav and Hurricane Ike in the third quarter 2008.  Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case.  As a result, non-capital storm expenses of $41 million were charged to other operation and maintenance expenses.  In December 2008, $19.4 million of these storm expenses were deferred per an APSC order and were recovered through revenues in 2009;

•	an increase of $35 million in fossil expenses primarily due to higher plant maintenance costs and plant outages;
•	an increase of $22 million in nuclear expenses primarily due to increased nuclear labor and contract costs;
•	an increase of $14 million due to the reinstatement of storm reserve accounting at Entergy Arkansas effective January 2009;
•
an increase of $14 million due to the Hurricane Ike and Hurricane Gustav storm cost recovery settlement agreement, as discussed below under "Liquidity and Capital Resources  - Sources of Capital - Hurricane Gustav and Hurricane Ike";

•	an increase of $8 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts; and
•	a reimbursement of $7 million of costs in 2008 in connection with a litigation settlement.

    Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to:

•
an increase in distributions of $25 million earned by Entergy Louisiana and $9 million earned by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company.  The distributions on preferred membership interests are eliminated in consolidation and have no effect on Entergy's net income because the investment is in another Entergy subsidiary.  See Note 2 to the financial statements for a discussion of these investments in preferred membership interests;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	carrying charges of $35 million on Hurricane Ike storm restoration costs as authorized by Texas legislation in the second quarter 2009;
•	an increase of $15 million in allowance for equity funds used during construction due to more construction work in progress primarily as a result of Hurricane Gustav and Hurricane Ike; and
•	a gain of $16 million recorded on the sale of undeveloped real estate by Entergy Louisiana Properties, LLC.

These increases in other income were partially offset by a decrease of $14 million in taxes collected on advances for transmission projects and a decrease of $18 million resulting from lower interest earned on the decommissioning trust funds and short-term investments.

Interest charges increased primarily due to an increase in long-term debt outstanding resulting from debt issuances by certain of the Utility operating companies in the second half of 2008 and in 2009.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $773 million in 2008 to $849 million in 2009 primarily due to $46 million in outside service costs and incremental labor costs related to the planned spin-off of the Non-Utility Nuclear business.  Also contributing to the increase were higher nuclear labor and regulatory costs.

Other income increased primarily due to increases in interest income and realized earnings from the decommissioning trust funds and interest income from loans to Entergy subsidiaries.  These increases were partially offset by $86 million in charges in 2009 compared to $50 million in charges in 2008 resulting from the recognition of impairments of certain equity securities held in Non-Utility Nuclear's decommissioning trust funds that are not considered temporary.

Parent & Other

Other operation and maintenance expenses decreased for the parent company, Entergy Corporation, primarily due to a decrease in outside services costs of $38 million related to the planned spin-off of the Non-Utility Nuclear business.

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

Income Taxes

           The effective income tax rate for 2009 was 33.6%.  The reduction in the effective income tax rate versus the federal statutory rate of 35% in 2009 is primarily due to:

•
a tax benefit of approximately $28 million recognized on a capital loss resulting from the sale of preferred stock of Entergy Asset Management, Inc., a non-nuclear wholesale subsidiary, to a third party;

•	the recognition of state loss carryovers in the amount of $24.3 million that had been subject to a valuation allowance;
•	the recognition of a federal capital loss carryover of $16.2 million that had been subject to a valuation allowance;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	settlements and agreements with taxing authorities resulting in a release $15.2 million of certain items from the provision for uncertain tax positions;
•
an adjustment to state income taxes of $13.8 million for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes as required by that state's taxing authority; and

•	an additional deferred tax benefit of approximately $8 million associated with writedowns on nuclear decommissioning qualified trust securities.

These reductions were partially offset by increases related to book and tax differences for utility plant items and state income taxes at the Utility operating companies.

The effective income tax rate for 2008 was 32.7%.  The reduction in the effective income tax rate versus the federal statutory rate of 35% in 2008 is primarily due to:

•
a capital loss recognized for income tax purposes on the liquidation of Entergy Power Generation, LLC in the third quarter 2008, which resulted in an income tax benefit of approximately $79.5 million.  Entergy Power Generation, LLC was a holding company in Entergy's non-nuclear wholesale assets business;

•
recognition of tax benefits of $44.3 million associated with the loss on sale of stock of Entergy Asset Management, Inc., a non-nuclear wholesale subsidiary, as a result of a settlement with the IRS; and

•
an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes resulting from legislation passed in the third quarter 2008, which resulted in an income tax benefit of approximately $18.8 million.

These factors were partially offset by:

•
income taxes recorded by Entergy Power Generation, LLC, prior to its liquidation, resulting from the redemption payments it received in connection with its investment in Entergy Nuclear Power Marketing, LLC during the third quarter 2008, which resulted in an income tax expense of approximately $16.1 million; and

•	book and tax differences for utility plant items and state income taxes at the Utility operating companies, including the flow-through treatment of the Entergy Arkansas write-offs discussed above.

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates, and for additional discussion regarding income taxes.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

2008 Compared to 2007

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other business segments, and Entergy comparing 2008 to 2007 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other	Entergy
	(In Thousands)

2007 Consolidated Net Income (Loss)	$704,393	$539,200	($83,639)	$1,159,954

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(29,234)	495,199	(8,717)	457,248
Other operation and maintenance expenses	10,877	13,289	68,942	93,108
Taxes other than income taxes	1,544	9,137	(2,787)	7,894
Depreciation and amortization	38,898	27,351	899	67,148
Other income	(2,871)	(40,896)	(42,001)	(85,768)
Interest charges	2,834	19,188	(50,153)	(28,131)
Other	23,735	38,558	6	62,299
Income taxes	(10,744)	88,700	10,625	88,581

2008 Consolidated Net Income (Loss)	$605,144	$797,280	($161,889)	$1,240,535

Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES" which accompanies Entergy Corporation's financial statements in this report for further information with respect to operating statistics.

Earnings were negatively affected in the fourth quarter 2007 by expenses of $52 million ($32 million net-of-tax) recorded in connection with a nuclear operations fleet alignment.  This process was undertaken with the goals of eliminating redundancies, capturing economies of scale, and clearly establishing organizational governance.  Most of the expenses related to the voluntary severance program offered to employees.  Approximately 200 employees from the Non-Utility Nuclear business and 150 employees in the Utility business accepted the voluntary severance program offers.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2008 to 2007.

Amount
(In Millions)

2007 net revenue	$4,618
Purchased power capacity	(25)
Volume/weather	(14)
Retail electric price	9
Other	1
2008 net revenue	$4,589

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The purchased power capacity variance is primarily due to higher capacity charges.  A portion of the variance is due to the amortization of deferred capacity costs and is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges.

The volume/weather variance is primarily due to the effect of less favorable weather compared to the same period in 2007 and decreased electricity usage primarily during the unbilled sales period.  Hurricane Gustav and Hurricane Ike, which hit the Utility's service territories in September 2008, contributed an estimated $46 million to the decrease in electricity usage.  Industrial sales were also depressed by the continuing effects of the hurricanes and, especially in the latter part of the year, because of the overall decline of the economy, leading to lower usage in the latter part of the year affecting both the large customer industrial segment as well as small and mid-sized industrial customers.  The decreases in electricity usage were partially offset by an increase in residential and commercial customer electricity usage that occurred during the periods of the year not affected by the hurricanes.

The retail electric price variance is primarily due to:

•
an increase in the Attala power plant costs recovered through the power management rider by Entergy Mississippi.  The net income effect of this recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

•	a storm damage rider that became effective in October 2007 at Entergy Mississippi; and
•	an Energy Efficiency rider that became effective in November 2007 at Entergy Arkansas.

The establishment of the storm damage rider and the Energy Efficiency rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense with no impact on net income.  The retail electric price variance was partially offset by:

•
the absence of interim storm recoveries through the formula rate plans at Entergy Louisiana and Entergy Gulf States Louisiana which ceased upon the Act 55 financing of storm costs in the third quarter 2008; and

•	a credit passed on to customers as a result of the Act 55 storm cost financings.

Refer to "Liquidity and Capital Resources - Hurricane Katrina and Hurricane Rita" below and Note 2 to the financial statements for a discussion of the interim recovery of storm costs and the Act 55 storm cost financings.

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing 2008 to 2007.

Amount
(In Millions)

2007 net revenue	$1,839
Realized price changes	309
Palisades acquisition	98
Volume variance (other than Palisades)	73
Fuel expenses (other than Palisades)	(19)
Other	34
2008 net revenue	$2,334

As shown in the table above, net revenue for Non-Utility Nuclear increased by $495 million, or 27%, in 2008 compared to 2007 primarily due to higher pricing in its contracts to sell power, additional production available from the acquisition of Palisades in April 2007, and fewer outage days.  In addition to the refueling outages shown in the table below, 2007

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

was affected by a 28 day unplanned outage.  Included in the Palisades net revenue is $76 million and $50 million of amortization of the Palisades purchased power agreement in 2008 and 2007, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements.  Following are key performance measures for 2008 and 2007:

	2008	2007

Net MW in operation at December 31	4,998	4,998
Average realized price per MWh	$59.51	$52.69
GWh billed	41,710	37,570
Capacity factor	95%	89%
Refueling Outage Days:
FitzPatrick	26	-
Indian Point 2	26	-
Indian Point 3	-	24
Palisades	-	42
Pilgrim	-	33
Vermont Yankee	22	24

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,856 million for 2007 to $1,867 million for 2008.  The variance includes:

•
the write-off in the fourth quarter 2008 of $52 million of costs previously accumulated in Entergy Arkansas's storm reserve and $16 million of removal costs associated with the termination of a lease, both in connection with the December 2008 Arkansas Court of Appeals decision in Entergy Arkansas's base rate case.  The base rate case is discussed in more detail in Note 2 to the financial statements;

•	a decrease of $39 million in payroll-related and benefits costs;
•	a decrease of $21 million related to expenses recorded in 2007 in connection with the nuclear operations fleet alignment, as discussed above;
•
a decrease of approximately $23 million as a result of the deferral or capitalization of storm restoration costs for Hurricane Gustav and Hurricane Ike, which hit the Utility's service territories in September 2008;

•
an increase of $18 million in storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in 2008, including Hurricane Gustav and Hurricane Ike in the third quarter 2008.  Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' base rate case.  As a result, non-capital storm expenses of $41 million were charged in 2008 to other operation and maintenance expenses.  In December 2008, $19 million of these storm expenses were deferred per an APSC order and will be recovered through revenues in 2009.  See Note 2 to the financial statements for discussion of the APSC order; and

•	an increase of $17 million in fossil plant expenses due to the Ouachita plant acquisition in 2008.

Depreciation and amortization expenses increased primarily due to:

•
a revision in the third quarter 2007 related to depreciation on storm cost-related assets.  Recoveries of the costs of those assets are now through the Act 55 financing of storm costs, as approved by the LPSC in the third quarter 2007.  See "Liquidity and Capital Resources - Hurricane Katrina and Hurricane Rita" below and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	a revision in the fourth quarter 2008 of estimated depreciable lives involving certain intangible assets in accordance with formula rate plan treatment; and
•	an increase in plant in service.

Other income decreased primarily due to the cessation of carrying charges on storm restoration costs as a result of the Louisiana Act 55 storm cost financing approved in 2007 and lower interest earned on the decommissioning trust funds.  This decrease was substantially offset by dividends earned of $29.5 million by Entergy Louisiana and $10.3 million by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company.  The dividends on preferred stock are eliminated in consolidation and have no effect on net income since the investment is in another Entergy subsidiary.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $760 million in 2007 to $773 million in 2008.  This increase was primarily due to deferring costs for amortization from three refueling outages in 2008 compared to four refueling outages in 2007 and to a $34 million increase associated with owning the Palisades plant, which was acquired in April 2007, for the entire period.  The increase was partially offset by a decrease of $29 million related to expenses recorded in 2007 in connection with the nuclear operations fleet alignment, as discussed above.

Depreciation and amortization expenses increased from $99 million in 2007 to $126 million in 2008 as a result of the acquisition of Palisades in April 2007, which contributed $12 million to the increase, as well as other increases in plant in service.

Other income decreased primarily due to $50 million in charges to interest income in 2008 resulting from the recognition of impairments of certain equity securities held in Non-Utility Nuclear's decommissioning trust funds that are not considered temporary.

Other expenses increased due to increases of $23 million in nuclear refueling outage expenses and $15 million in decommissioning expenses that primarily resulted from the acquisition of Palisades in April 2007.

Parent & Other

Other operation and maintenance expenses increased for the parent company, Entergy Corporation, primarily due to outside services costs of $69 million related to the planned spin-off of the Non-Utility Nuclear business.

Other income decreased primarily due to the elimination for consolidation purposes of dividends earned of $29.5 million by Entergy Louisiana and $10.3 million by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company, as discussed above.

Interest charges decreased primarily due to lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

The effective income tax rate for 2008 was 32.7%.  The reduction in the effective income tax rate versus the federal statutory rate of 35% in 2008 is primarily due to:

•
a capital loss recognized for income tax purposes on the liquidation of Entergy Power Generation, LLC in the third quarter 2008, which resulted in an income tax benefit of approximately $79.5 million.  Entergy Power Generation, LLC was a holding company in Entergy's non-nuclear wholesale assets business;

•
recognition of tax benefits of $44.3 million associated with the loss on sale of stock of Entergy Asset Management, Inc., a non-nuclear wholesale subsidiary, as a result of a settlement with the IRS; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes resulting from legislation passed in the third quarter 2008, which resulted in an income tax benefit of approximately $18.8 million.

These factors were partially offset by:

•
income taxes recorded by Entergy Power Generation, LLC, prior to its liquidation, resulting from the redemption payments it received in connection with its investment in Entergy Nuclear Power Marketing, LLC during the third quarter 2008, which resulted in an income tax expense of approximately $16.1 million; and

•	book and tax differences for utility plant items and state income taxes at the Utility operating companies, including the flow-through treatment of the Entergy Arkansas write-offs discussed above.

The effective income tax rate for 2007 was 30.7%.  The reduction in the effective income tax rate versus the federal statutory rate of 35% in 2007 is primarily due to:

•
a reduction in income tax expense due to a step-up in the tax basis on the Indian Point 2 non-qualified decommissioning trust fund resulting from restructuring of the trusts, which reduced deferred taxes on the trust fund and reduced current tax expense;

•	the resolution of tax audit issues involving the 2002-2003 audit cycle;
•	an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing New York state income taxes as required by that state's taxing authority;
•	book and tax differences related to the allowance for equity funds used during construction; and
•	the amortization of investment tax credits.

These factors were partially offset by book and tax differences for utility plant items and state income taxes at the Utility operating companies.

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates, and for additional discussion regarding income taxes.

Liquidity and Capital Resources

This section discusses Entergy's capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table.  The decrease in the debt to capital percentage from 2008 to 2009 is primarily the result of an increase in shareholders' equity primarily due to an increase in retained earnings, partially offset by repurchases of common stock, along with a decrease in borrowings under Entergy Corporation's revolving credit facility.  The increase in the debt to capital percentage from 2007 to 2008 is primarily the result of additional borrowings under Entergy Corporation's revolving credit facility.

	2009	2008	2007

Net debt to net capital at the end of the year	53.5%	55.6%	54.7%
Effect of subtracting cash from debt	3.8%	4.1%	2.9%
Debt to capital at the end of the year	57.3%	59.7%	57.6%

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, preferred stock with sinking fund, and long-term debt, including the currently maturing portion.  Capital consists of debt, shareholders' equity, and preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy's financial condition.

Long-term debt, including the currently maturing portion, makes up substantially all of Entergy's total debt outstanding.  Following are Entergy's long-term debt principal maturities and estimated interest payments as of December 31, 2009.  To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2009.  The figures below include payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2010	2011	2012	2013-2014	after 2014
	(In Millions)

Utility	$863	$796	$596	$1,590	$9,865
Non-Utility Nuclear	36	33	31	41	65
Parent Company and Other Business Segments	328	122	2,587	-	-
Total	$1,227	$951	$3,214	$1,631	$9,930

Note 5 to the financial statements provides more detail concerning long-term debt.

Entergy Corporation has a revolving credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.09% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2009 was 1.377% on the drawn portion of the facility.

As of December 31, 2009, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,566	$28	$906

Under covenants contained in Entergy Corporation's credit facility and in the indenture governing Entergy Corporation's senior notes, Entergy is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation's credit facility and in the indenture governing the Entergy Corporation senior notes is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility's maturity date may occur and there may be an acceleration of amounts due under Entergy Corporation's senior notes.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital lease obligations, including nuclear fuel leases, are a minimal part of Entergy's overall capital structure, and are discussed in Note 10 to the financial statements.  Following are Entergy's payment obligations under those leases:

	2010	2011	2012	2013-2014	after 2014
	(In Millions)
Capital lease payments, including nuclear fuel leases	$212	$319	$3	$4	$28

Notes payable includes borrowings outstanding on credit facilities with original maturities of less than one year.  Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of December 31, 2009 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of Dec. 31, 2009

Entergy Arkansas	April 2010	$88 million (b)	5.00%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.71%	-
Entergy Louisiana	August 2012	$200 million (d)	0.64%	-
Entergy Mississippi	May 2010	$35 million (e)	1.98%	-
Entergy Mississippi	May 2010	$25 million (e)	1.98%	-
Entergy Mississippi	May 2010	$10 million (e)	1.91%	-
Entergy Texas	August 2012	$100 million (f)	0.71%	-

(a)	The interest rate is the weighted average interest rate as of December 31, 2009 applied or that would be applied to the outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization and contains an interest rate floor of 5%.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($168 million as of December 31, 2009 and $770 million as of December 31, 2008) is excluded from debt and capitalization in calculating the debt ratio.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2009, no letters of credit were outstanding.  The credit agreement requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations.  Entergy's guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy's financial condition or results of operations.  Following are Entergy's payment obligations as of December 31, 2009 on non-cancelable operating leases with a term over one year:

	2010	2011	2012	2013-2014	after 2014
	(In Millions)

Operating lease payments	$95	$79	$66	$117	$173

The operating leases are discussed in Note 10 to the financial statements.

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2010	2011-2012	2013-2014	after 2014	Total
	(In Millions)

Long-term debt (1)	$1,227	$4,165	$1,631	$9,930	$16,953
Capital lease payments (2)	$212	$322	$4	$28	$566
Operating leases (2)	$95	$145	$117	$173	$530
Purchase obligations (3)	$1,649	$2,793	$1,689	$5,692	$11,823

(1)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(2)	Capital lease payments include nuclear fuel leases. Lease obligations are discussed in Note 10 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  Almost all of the total are fuel and purchased power obligations.

In addition to the contractual obligations, Entergy expects to make payments of approximately $61 million for the years 2010-2012 primarily related to Hurricane Katrina restoration work, including approximately $55 million of continued gas rebuild work at Entergy New Orleans.  Also, Entergy currently expects to contribute approximately $270 million to its pension plans and approximately $76.4 million to other postretirement plans in 2010; although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future.

Also in addition to the contractual obligations, Entergy has $328 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy's equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);
•	permit the continued commercial operation of Grand Gulf;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	pay in full all System Energy indebtedness for borrowed money when due; and
•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy's rights in the agreement as security for the specific debt.

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy's planned construction and other capital investments by operating segment for 2010 through 2012:

Planned construction and capital investments	2010	2011	2012
	(In Millions)

Maintenance Capital:
Utility	$776	$783	$822
Non-Utility Nuclear	92	140	123
Parent and Other	9	7	8
	877	930	953
Capital Commitments:
Utility	991	1,578	926
Non-Utility Nuclear	349	220	219
	1,340	1,798	1,145
Total	$2,217	$2,728	$2,098

Maintenance Capital refers to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth.

Capital Commitments refers to non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements.  Amounts reflected in this category include the following:

•
The currently planned construction or purchase of additional generation supply sources within the Utility's service territory through the Utility's portfolio transformation strategy, including Entergy Louisiana's planned purchase of Acadia Unit 2, which is discussed below.

•	Entergy Louisiana's Waterford 3 steam generators replacement project, which is discussed below.
•
System Energy's planned approximate 178 MW uprate of the Grand Gulf nuclear plant.  The project is currently expected to cost $575 million, including transmission upgrades.  On November 30, 2009, the MPSC issued a Certificate of Public Convenience and Necessity for implementation of the uprate.

•	Transmission improvements and upgrades designed to provide greater transmission flexibility in the Entergy System.
•
Initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In addition, Entergy temporarily suspended reviews of the two license applications for the sites and will explore alternative nuclear technologies for this project.

•	Spending to comply with current and anticipated North American Electric Reliability Corporation transmission planning requirements and NRC security requirements.
•
Non-Utility Nuclear investments including dry cask spent fuel storage, nuclear license renewal efforts, component replacement across the fleet, NYPA value sharing, spending in response to the Indian Point Independent Safety Evaluation and spending to comply with revised NRC security requirements.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
Environmental compliance spending, including approximately $420 million for the 2010-2012 period for installation of scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant, which under current environmental regulations must be operational by September 2013.  Entergy Arkansas has requested a variance from that date, however, because the EPA has recently expressed concerns about Arkansas' Regional Haze State Implementation Plan and questioned the appropriateness of issuing an air permit prior to its approval of that plan.  The White Bluff project is currently suspended, but the latest conceptual cost estimate indicates Entergy Arkansas' share of the project could cost approximately $465 million.  Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

The Utility's generating capacity remains short of customer demand, and its supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  Estimated capital expenditures are also subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.

Acadia Unit 2 Purchase Agreement

In October 2009, Entergy Louisiana announced that it has signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  The Acadia Energy Center, which entered commercial service in 2002, consists of two combined-cycle gas-fired generating units, each nominally rated at 580 MW.  Entergy Louisiana proposes to acquire 100 percent of Acadia Unit 2 and a 50 percent ownership interest in the facility’s common assets for approximately $300 million.  In a separate transaction entered into earlier this year, Cleco Power is acquiring Acadia Unit 1 and the other 50 percent interest in the facility’s common assets.  Upon closing the transaction, Cleco Power will serve as operator for the entire facility.  Entergy Louisiana has committed to sell one third of the output of Unit 2 to Entergy Gulf States Louisiana in accordance with terms and conditions detailed under the existing Entergy System Agreement.

Entergy Louisiana's purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  Closing is expected to occur in late 2010 or early 2011.  Entergy Louisiana and Acadia Power Partners also have entered into a purchase power agreement for 100 percent of the output of Acadia Unit 2 that is expected to commence on May 1, 2010 and is set to expire at the closing of the acquisition transaction.  Entergy Louisiana has filed with the LPSC for approval of the transaction, and no party filed an opposition to the purchase power agreement and it has been forwarded to the LPSC for its review.  The parties have agreed to a procedural schedule for the acquisition that would lead to LPSC consideration of the matter at its January 2011 meeting and includes a hearing before the ALJ in September 2010.

Waterford 3 Steam Generator Replacement Project

Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.  Replacement of these components is common to pressurized water reactors throughout the nuclear industry.  The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with these components within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines.  Routine inspections of the steam generators during Waterford 3's Fall 2006 refueling outage identified additional degradation of certain tube spacer supports in the steam generators that required repair beyond that anticipated prior to the outage.  Corrective measures were successfully implemented to permit continued operation of the steam generators.  While potential future replacement of these components had been contemplated, additional steam generator tube and component degradation necessitates replacement of the steam generators as soon as reasonably achievable.  The earliest the new steam generators can be manufactured and delivered for installation is 2011.  A mid-cycle outage performed in 2007 supports Entergy Louisiana's 2011 replacement strategy.  The reactor vessel head and control element drive mechanisms will be replaced at the same time, utilizing the same reactor building construction opening that is necessary for the steam generator replacement.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In June 2008, Entergy Louisiana filed with the LPSC for approval of the project, including full cost recovery.  Following discovery and the filing of testimony by the LPSC staff and an intervenor, the parties entered into a stipulated settlement of the proceeding.  The LPSC unanimously approved the settlement in November 2008.  The settlement resolved the following issues: 1) the accelerated degradation of the steam generators is not the result of any imprudence on the part of Entergy Louisiana; 2) the decision to undertake the replacement project at the current estimated cost of $511 million is in the public interest, is prudent, and would serve the public convenience and necessity; 3) the scope of the replacement project is in the public interest; 4) undertaking the replacement project at the target installation date during the 2011 refueling outage is in the public interest; and 5) the jurisdictional costs determined to be prudent in a future prudence review are eligible for cost recovery, either in an extension or renewal of the formula rate plan or in a full base rate case including necessary pro forma adjustments.  Upon completion of the replacement project, the LPSC will undertake a prudence review with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.

In July 2009, the LPSC granted Entergy Louisiana's motion to dismiss, without prejudice, its application seeking recovery of cash earnings on construction work in progress (CWIP) for the steam generator replacement project, acknowledging Entergy Louisiana's right, at any time, to seek cash earnings on CWIP if Entergy Louisiana believes that circumstances or projected circumstances are such that a request for cash earnings on CWIP is merited.  The cash earnings on CWIP application had been consolidated with a similar request for the Little Gypsy repowering project, which was also dismissed in response to the same motion.

Entergy Louisiana estimates that it will spend approximately $511 million on this project, including $299 million over the 2010-2011 period.

Little Gypsy Repowering Project

In April 2007, Entergy Louisiana announced that it intended to pursue the solid fuel repowering of a 538 MW unit at its Little Gypsy plant, and Entergy Gulf States Louisiana filed subsequently with the LPSC seeking certification to participate in one-third of the project.  Petroleum coke and coal would be the unit's primary fuel sources.  In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project.  In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asked that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period.

On March 11, 2009, the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project's economic viability, to make a recommendation regarding whether to proceed with the project.  This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets.  On April 1, 2009, Entergy Louisiana complied with the LPSC's directive and recommended that the project be suspended for an extended period of time of three years or more.  Entergy Louisiana estimated that its total costs for the project, if suspended, including actual spending to date and estimated contract cancellation costs, would be approximately $300 million.  Entergy Louisiana had obtained all major environmental permits required to begin construction.  A longer-term suspension places these permits at risk and may adversely affect the project's economics and technological feasibility.  On May 22, 2009, the LPSC issued an order declaring that Entergy Louisiana's decision to place the Little Gypsy project into a longer-term suspension of three years or more is in the public interest and prudent.  In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the project and seeking recovery over a five-year period of the project costs.  The parties to the proceeding agreed to a procedural schedule that results in a hearing in October 2010.  Entergy Louisiana currently estimates that its total costs for the project, if canceled, will be approximately $215 million, of which approximately $193 million was incurred through December 31, 2009.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Dividends and Stock Repurchases

Declarations of dividends on Entergy's common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities.  At its January 2010 meeting, the Board declared a dividend of $0.75 per share, which is the same quarterly dividend per share that Entergy has paid since third quarter 2007.  Entergy paid $577 million in 2009, $573 million in 2008, and $507 million in 2007 in cash dividends on its common stock.

In accordance with Entergy's stock-based compensation plan, Entergy periodically grants stock options to its key employees, which may be exercised to obtain shares of Entergy's common stock.  According to the plan, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plan.

In addition to the authority to fund grant exercises, in January 2007 the Board approved a program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock.  In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions.  Entergy completed both the $1.5 billion and $500 million programs in the third quarter 2009.  In October 2009 the Board granted authority for an additional $750 million share repurchase program.

The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy's sources to meet its capital requirements and to fund potential investments include:

•	internally generated funds;
•	cash on hand ($1.71 billion as of December 31, 2009);
•	securities issuances;
•	bank financing under new or existing facilities; and
•	sales of assets.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future.

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock.  As of December 31, 2009, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $461.6 million and $236 million, respectively.  All debt and common and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their preferred equity and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements.  Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy (except securities with maturities longer than one year issued by Entergy Arkansas and Entergy New Orleans, which are subject to the jurisdiction of the APSC and the City Council, respectively).  No approvals are necessary for Entergy Corporation to issue securities.  The current FERC-authorized short-term borrowing limits are effective through October 2011, as established by a FERC order issued October 14, 2009.  Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorization from the FERC, and Entergy Arkansas

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

has obtained long-term financing authorization from the APSC.  The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through August 2010.  In addition to borrowings from commercial banks, the FERC short-term borrowing orders authorized the Registrant Subsidiaries to continue as participants in the Entergy System money pool.  The money pool is an intercompany borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings.  Borrowings from the money pool and external short-term borrowings combined may not exceed authorized limits.  As of December 31, 2009, Entergy's subsidiaries had no outstanding short-term borrowings from external sources.  See Notes 4 and 5 to the financial statements for further discussion of Entergy's borrowing limits and authorizations.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to portions of Entergy's service territories in Louisiana and Texas, and to a lesser extent in Arkansas and Mississippi.  The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages.  In October 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans drew a total of $229 million from their funded storm reserves.

Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana made a supplemental filing to, among other things, recommend recovery of the costs and replenishment of the storm reserves by Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing, as discussed below.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that, if approved, provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when Act 55 financing is accomplished.  The parties to the proceeding have agreed to a procedural schedule that includes March/April 2010 hearing dates for both the recoverability and the method of recovery proceedings.

Entergy Texas filed an application in April 2009 seeking a determination that $577.5 million of Hurricane Ike and Hurricane Gustav restoration costs are recoverable, including estimated costs for work to be completed.  On August 5, 2009, Entergy Texas submitted to the ALJ an unopposed settlement agreement intended to resolve all issues in the storm cost recovery case.  Under the terms of the agreement $566.4 million, plus carrying costs, are eligible for recovery.  Insurance proceeds will be credited as an offset to the securitized amount.  Of the $11.1 million difference between Entergy Texas' request and the amount agreed to, which is part of the black box agreement and not directly attributable to any specific individual issues raised, $6.8 million is operation and maintenance expense for which Entergy Texas recorded a charge in the second quarter 2009.  The remaining $4.3 million was recorded as utility plant.  The PUCT approved the settlement in August 2009, and in September 2009 the PUCT approved recovery of the costs, plus carrying costs, by securitization.  In November 2009, Entergy Texas Restoration Funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds).  See Note 5 to the financial statements for a discussion of the November 2009 issuance of the securitization bonds.

In the third quarter 2009, Entergy settled with its insurer on its Hurricane Ike claim and Entergy Texas received $75.5 million in proceeds (Entergy received a total of $76.5 million).

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities.  On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm.  On February 16, 2009, Entergy Arkansas filed a request with the APSC for an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery.  The APSC issued such an order in March 2009 subject to certain conditions, including that if Entergy Arkansas seeks to recover the deferred costs, those costs will be subject to investigation for whether they are incremental, prudent, and reasonable.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage restoration costs.  On February 1, 2010, Entergy Arkansas requested a financing order to issue approximately $127.5 million in storm recovery bonds, which included carrying costs of $11.7 million and $4.6 million of up-front financing costs to pay for ice storm restoration because Entergy Arkansas' analysis demonstrates retail customers will benefit from lower costs using securitization.  The APSC has established a procedural schedule that includes a hearing in April 2010 and states that the APSC will issue its final order by June 15, 2010.  Entergy Arkansas' September 2009 general rate filing also requested recovery of the January 2009 ice storm costs over 10 years if it was expected that securitization would not produce lower costs for customers, and Entergy Arkansas will remove this request if the APSC approves securitization.

Hurricane Katrina and Hurricane Rita

In August and September 2005, Hurricanes Katrina and Rita caused catastrophic damage to large portions of the Utility's service territories in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area.  The storms and flooding resulted in widespread power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses.  Entergy pursued a broad range of initiatives to recover storm restoration and business continuity costs, including obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, including the issuance of securitization bonds.

Insurance Claims

Entergy has received a total of $317 million as of December 31, 2009 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane Katrina claims with each of its two excess insurers.  Entergy has substantially completed its insurance recoveries related to Hurricane Katrina and Hurricane Rita.

Storm Cost Financings

Louisiana

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings).  The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively, through prospective annual rate reductions of $2 million and $6 million for five years.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  In May 2008, the Louisiana State Bond Commission granted final approval of the Act 55 financings.

On July 29, 2008, the LPFA issued $687.7 million in bonds under the aforementioned Act 55.  From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

On August 26, 2008, the LPFA issued $278.4 million in bonds under the aforementioned Act 55.  From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $187.7 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Texas

In July 2006, Entergy Texas filed an application with the PUCT with respect to its Hurricane Rita reconstruction costs incurred through March 2006.  The filing asked the PUCT to determine the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Texas allocates those costs among its retail customer classes.  In December 2006, the PUCT approved $381 million of reasonable and necessary hurricane reconstruction costs incurred through March 31, 2006, plus carrying costs, as eligible for recovery.  After netting expected insurance proceeds, the amount is $353 million.

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover the $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits.  See Note 5 to the financial statements for a discussion of the June 2007 issuance of the securitization bonds.

Community Development Block Grants

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (CDBG) (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities.  The bill includes language that permits funding to be provided for infrastructure restoration.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

New Orleans

In March 2006, Entergy New Orleans provided a justification statement to state and local officials in connection with its pursuit of CDBG funds to mitigate Hurricane Katrina restoration costs that otherwise would be borne by customers.  The statement included all the estimated costs of Hurricane Katrina damage, as well as a lost customer base component intended to help offset the need for storm-related rate increases.  In October 2006, the Louisiana Recovery Authority Board endorsed a resolution proposing to allocate $200 million in CDBG funds to Entergy New Orleans to defray gas and electric utility system repair costs in an effort to provide rate relief for Entergy New Orleans customers.  The proposal was developed as an action plan amendment and published for public comment.  State lawmakers approved the action plan in December 2006, and the U. S. Department of Housing and Urban Development approved it in February 2007.  Entergy New Orleans filed applications seeking City Council certification of its storm-related costs incurred through December 2006.  Entergy New Orleans supplemented this request to include the estimated future cost of the gas system rebuild.

In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild.  In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development (OCD) under which $200 million of CDBG funds will be made available to Entergy New Orleans.  Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007.  Entergy New Orleans received $180.8 million of CDBG funds in 2007.

Mississippi

In March 2006, the Governor of Mississippi signed a law that established a mechanism by which the MPSC could authorize and certify an electric utility financing order and the state could issue bonds to finance the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  Because of the passage of this law and the possibility of Entergy Mississippi obtaining CDBG funds for Hurricane Katrina storm restoration costs, in March 2006, the MPSC issued an order approving a Joint Stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for a review of Entergy Mississippi's total storm restoration costs in an Application for an Accounting Order proceeding.  In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds.  Two days later, Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of CDBG funding for reimbursement of its Hurricane Katrina infrastructure restoration costs.  Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs.  The $169 million amount included the $89 million of Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future.  Entergy Mississippi's filing stated that the amount actually financed through the state bonds would be net of any CDBG funds that Entergy Mississippi received.

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs.  The MPSC then issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve.  $30 million of the storm damage reserve was set aside in a restricted account.  A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million.  Entergy Mississippi does not report the bonds on its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(In Millions)

Cash and cash equivalents at beginning of period	$1,920	$1,253	$1,016

Effect of reconsolidating Entergy New Orleans in 2007	-	-	17

Cash flow provided by (used in):
Operating activities	2,933	3,324	2,560
Investing activities	(2,094)	(2,590)	(2,118)
Financing activities	(1,048)	(70)	(222)
Effect of exchange rates on cash and cash equivalents	(1)	3	-
Net increase (decrease) in cash and cash equivalents	(210)	667	220

Cash and cash equivalents at end of period	$1,710	$1,920	$1,253

Operating Cash Flow Activity

2009 Compared to 2008

Entergy's cash flow provided by operating activities decreased by $391 million in 2009 compared to 2008 primarily due to the receipt in 2008 of $954 million from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financings, Arkansas ice storm restoration spending, and increases in nuclear refueling outage spending and spin-off costs at Non-Utility Nuclear.  These factors were partially offset by a decrease of $94 million in income tax payments, a decrease of $155 million in pension contributions at Utility and Non-Utility Nuclear, increased collection of fuel costs, and higher spending in 2008 on Hurricane Gustav and Hurricane Ike storm restoration.

2008 Compared to 2007

Entergy's cash flow provided by operating activities increased by $765 million in 2008 compared to 2007.  Following are cash flows from operating activities by segment:

•
Utility provided $2,379 million in cash from operating activities in 2008 compared to providing $1,809 million in 2007 primarily due to proceeds of $954 million received from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financings.  The Act 55 storm cost financings are discussed in more detail in Note 2 to the financial statements.  A decrease in income tax payments of $290 million also contributed to the increase.  Offsetting these factors were the net effect of Hurricane Gustav and Hurricane Ike which reduced operating cash flow by $444 million in 2008 as a result of costs associated with system repairs and lower revenues due to customer outages, the receipt of $181 million of Community Development Block Grant funds by Entergy New Orleans in 2007, and a $100 million increase in pension contributions in 2008.

•
Non-Utility Nuclear provided $1,255 million in cash from operating activities in 2008 compared to providing $880 million in 2007, primarily due to an increase in net revenue, partially offset by an increase in operation and maintenance costs, both of which are discussed in "Results of Operations."

•
Parent & Other used $310 million in cash in operating activities in 2008 compared to using $129 million in 2007 primarily due to an increase in income taxes paid of $69 million and outside services costs of $69 million related to the planned spin-off of the Non-Utility Nuclear business.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

2009 Compared to 2008

Net cash used in investing activities decreased by $496 million in 2009 compared to 2008.  The following significant investing cash flow activity occurred in 2009 and 2008:

•	Construction expenditures were $281 million lower in 2009 than in 2008 primarily due to Hurricane Gustav and Hurricane Ike restoration spending in 2008.
•
In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle, gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56 million.

•
In September 2008, Entergy Arkansas purchased the Ouachita Plant, a 789 MW gas-fired plant located 20 miles south of the Arkansas state line near Sterlington, Louisiana, for approximately $210 million (In November 2009, Entergy Arkansas sold one-third of the plant to Entergy Gulf States Louisiana).

•	Receipt in 2009 of insurance proceeds from Entergy Texas' Hurricane Ike claim and in 2008 of insurance proceeds from Entergy New Orleans' Hurricane Katrina claim.
•	The investment of a net total of $45 million in escrow accounts for construction projects in 2008 and the withdrawal of $36 million of those funds from escrow accounts in 2009.

2008 Compared to 2007

Net cash used in investing activities increased by $472 million in 2008 compared to 2007.  The following activity is notable in comparing 2008 to 2007:

•
Construction expenditures were $634 million higher in 2008 than in 2007, primarily due to storm restoration spending caused by Hurricane Gustav and Hurricane Ike and increased spending on various projects by the Utility that are discussed further in "Capital Expenditure Plans and Other Uses of Capital" above.

•	In April 2007, Non-Utility Nuclear purchased the 798 MW Palisades nuclear power plant located near South Haven, Michigan for a net cash payment of $336 million.
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

•
Non-Utility Nuclear made a $72 million payment to NYPA in 2008 under the value sharing agreements associated with the acquisition of the FitzPatrick and Indian Point 3 power plants.  See Note 15 to the financial statements for additional discussion of the value sharing agreements.

•	The investment of a net total of $45 million in escrow accounts for construction projects in 2008.
•	Entergy Mississippi realized proceeds in 2007 from $100 million of investments held in trust that were received from a bond issuance in 2006 and used to redeem bonds in 2007.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

2009 Compared to 2008

Net cash used in financing activities increased $978 million in 2009 compared to 2008.  The following significant financing cash flow activity occurred in 2009 and 2008:

•
Entergy Corporation decreased the net borrowings under its credit facility by $671 million in 2009 compared to increasing the net borrowings under its credit facility by $986 million in 2008.  See Note 4 to the financial statements for a description of the Entergy Corporation credit facility.

•	Entergy Texas issued $500 million of 7.125% Series mortgage bonds in January 2009 and used a portion of the proceeds to repay $70.8 million in long-term debt prior to maturity.
•	Entergy Texas issued $150 million of 7.875% Series mortgage bonds in May 2009.
•	Entergy Mississippi issued $150 million of 6.64% Series first mortgage bonds in June 2009.
•	Entergy Gulf States Louisiana issued $300 million of 5.59% Series first mortgage bonds in October 2009.
•	Entergy Louisiana issued $400 million of 5.40% Series first mortgage bonds in November 2009.
•	A subsidiary of Entergy Texas issued $545.9 million of securitization bonds in November 2009. See Note 5 to the financial statements for additional information regarding the securitization bonds.
•
Entergy Gulf States Louisiana paid, at or prior to maturity, $721.2 million in 2009 and $675.8 million in 2008 of long term debt, including $602.2 million in 2009 and $309.1 million in 2008 paid by Entergy Texas under the debt assumption agreement;

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
•
The Utility operating companies decreased the borrowings outstanding on their long-term credit facilities by $100 million in 2009 and increased the borrowings outstanding on their long-term credit facilities by $100 million in 2008.

•	Entergy Corporation paid $267 million of notes payable in 2009 and $237 million of notes payable in 2008 at their maturities.
•	Entergy Corporation repurchased $613 million of its common stock in 2009 and repurchased $512 million of its common stock in 2008.

2008 Compared to 2007

Net cash used in financing activities decreased $151 million in 2008 compared to 2007.  The following activity is notable in comparing 2008 to 2007:

•
Entergy Corporation increased the net borrowings under its revolving credit facility by $986 million in 2008 and by $1,431 million in 2007. See Note 4 to the financial statements for a description of the Entergy Corporation credit facility.

•	Entergy Arkansas issued $300 million of 5.40% Series first mortgage bonds in July 2008.
•	Entergy Louisiana issued $300 million of 6.50% Series first mortgage bonds in August 2008.
•	Entergy Louisiana repurchased, prior to maturity, $60 million of Auction Rate governmental bonds in April 2008.
•	Entergy New Orleans paid, at maturity, its $30 million 3.875% Series first mortgage bonds in August 2008.
•
Under the terms of the debt assumption agreement between Entergy Texas and Entergy Gulf States Louisiana that is discussed in Note 5 to the financial statements, Entergy Texas paid at maturity $309.1 million of Entergy Gulf States Louisiana first mortgage bonds in 2008.

•	The Utility operating companies increased the borrowings outstanding on their long-term credit facilities by $100 million in 2008.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	A subsidiary of Entergy Texas issued $329.5 million of securitization bonds in June 2007. See Note 5 to the financial statements for additional information regarding the securitization bonds.
•	Entergy Corporation paid $237 million of notes payable at their maturities in 2008.
•	Entergy Mississippi redeemed $100 million of First Mortgage Bonds in 2007.
•	Entergy Corporation repurchased $512 million of its common stock in 2008 and $1,216 million of its common stock in 2007.
•
Entergy Corporation increased the dividend on its common stock in the third quarter 2007.  The quarterly dividend was $0.54 per share for the first two quarters of 2007 and $0.75 per share for each quarter since then.

Rate, Cost-recovery, and Other Regulation

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that the Utility operating companies and System Energy charge for their services significantly influence Entergy's financial position, results of operations, and liquidity.  These companies are regulated and the rates charged to their customers are determined in regulatory proceedings.  Governmental agencies, including the APSC, the City Council, the LPSC, the MPSC, the PUCT, and the FERC, are primarily responsible for approval of the rates charged to customers.  Following is a summary of the Utility operating companies' authorized returns on common equity.  The Utility operating companies' base rate, fuel and purchased power cost recovery, and storm cost recovery proceedings are discussed in Note 2 to the financial statements.

Company	Authorized Return on Common Equity (ROE)

Entergy Arkansas	9.9%

Entergy Gulf States Louisiana	9.9%-11.4% (electric) 10.0%-11.0% (gas)

Entergy Louisiana	9.45%-11.05%

Entergy Mississippi	11.91%-14.42%

Entergy New Orleans	10.7%-11.5% (electric) 10.25%-11.25% (gas)

Entergy Texas	10.0% (stipulated as a reasonable ROE in rate case settlement)

System Energy	10.94%

Federal Regulation

The FERC regulates wholesale rates (including Entergy Utility intrasystem energy exchanges pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy's sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

System Agreement Proceedings

Production Cost Equalization Proceeding Commenced by the LPSC

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  Certain of the Utility operating companies' retail regulators and other parties are pursuing litigation involving the System Agreement at the FERC.  The proceedings include challenges to the allocation of costs as defined by the System Agreement and allegations of imprudence by the Utility operating companies in their execution of their obligations under the System Agreement.

In June 2005, the FERC issued a decision in the System Agreement litigation that had been commenced by the LPSC, and essentially affirmed its decision in a December 2005 order on rehearing.  The FERC decision concluded, among other things, that:

•	The System Agreement no longer roughly equalizes total production costs among the Utility operating companies.
•
In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy by which each company's total annual production costs will have to be within +/- 11% of Entergy System average total annual production costs.

•
In calculating the production costs for this purpose under the FERC's order, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for the year but is priced at that year's average price paid by Entergy Louisiana for the exchange of electric energy under Service Schedule MSS-3 of the System Agreement, thereby reducing the amount of Vidalia costs reflected in the comparison of the Utility operating companies' total production costs.

•	The remedy ordered by FERC in 2005 required no refunds and became effective based on calendar year 2006 production costs and the first reallocation payments were made in 2007.

The FERC's decision reallocates total production costs of the Utility operating companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth.  Under the current circumstances, this will be accomplished by payments from Utility operating companies whose production costs are more than 11% below Entergy System average production costs to Utility operating companies whose production costs are more than the Entergy System average production cost, with payments going first to those Utility operating companies whose total production costs are farthest above the Entergy System average.

Assessing the potential effects of the FERC's decision requires assumptions regarding the future total production cost of each Utility operating company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana, Entergy Gulf States Louisiana, Entergy Texas, and Entergy Mississippi are more dependent upon gas-fired generation sources than Entergy Arkansas or Entergy New Orleans.  Of these, Entergy Arkansas is the least dependent upon gas-fired generation sources.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the Entergy System average production costs.

The LPSC, APSC, MPSC, and the AEEC appealed the FERC's decision to the United States Court of Appeals for the D.C. Circuit.  Entergy and the City of New Orleans intervened in the various appeals.  The D.C. Circuit issued its decision in April 2008.  The D.C. Circuit affirmed the FERC's decision in most respects, but remanded the case to the FERC for further proceedings and reconsideration of its conclusion that it was prohibited from ordering refunds and its determination to implement the bandwidth remedy commencing with calendar year 2006 production costs (with the first payments/receipts commencing in June 2007), rather than commencing the remedy on June 1, 2005.  The D.C. Circuit concluded the FERC had failed so far in the proceeding to offer a reasoned explanation regarding these issues.  In December 2009 the FERC established a paper hearing to determine whether the FERC had the authority and, if so, whether it would be appropriate to order refunds resulting from changes in the treatment of interruptible load in the allocation of capacity costs by the Utility operating companies.  The FERC also deferred further action on the question of whether it provided sufficient rationale for not ordering refunds, and whether it impermissibly delayed implementation of the bandwidth remedy, until resolution of this paper hearing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy's Utility Operating Companies' Compliance Filing

In April 2006, the Utility operating companies filed with the FERC their compliance filing to implement the provisions of the FERC's decision.  The filing amended the System Agreement to provide for the calculation of production costs, average production costs, and payments/receipts among the Utility operating companies to the extent required to maintain rough production cost equalization pursuant to the FERC's decision.  The FERC accepted the compliance filing in November 2006, with limited modifications. Provisions of the compliance filing as approved by the FERC include: the first payments commenced in June 2007, rather than earlier; interest is not required on the unpaid balance; and any payments will be made over seven months, rather than 12.  In April 2007, the FERC denied various requests for rehearing, with one exception regarding the issue of retrospective refunds.  That issue will be addressed subsequent to the remanded proceeding involving the interruptible load decision discussed further below in this section under "Interruptible Load Proceeding."

Rough Production Cost Equalization Rates

Each year Entergy has filed with the FERC the rates to implement the FERC's orders in the System Agreement proceeding. These filings show the following payments/receipts among the Utility operating companies are necessary to achieve rough production cost equalization as defined by the FERC's orders:

	2007 Payments or (Receipts) Based on 2006 Costs	2008 Payments or (Receipts) Based on 2007 Costs	2009 Payments or (Receipts) Based on 2008 Costs
	( In Millions)
Entergy Arkansas	$252	$252	$390
Entergy Gulf States Louisiana	($120)	($124)	($107)
Entergy Louisiana	($91)	($36)	($140)
Entergy Mississippi	($41)	($20)	($24)
Entergy New Orleans	$-	($7)	$-
Entergy Texas	($30)	($65)	($119)

Management believes that any changes in the allocation of production costs resulting from the FERC's decision and related retail proceedings should result in similar rate changes for retail customers.  The APSC has approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas.  See "Fuel and purchased power cost recovery, Entergy Texas," in Note 2 to the financial statements for discussion of a PUCT decision that Entergy Texas is currently challenging regarding the rough production cost equalization payments that could result in $18.6 million of trapped costs between Entergy's Texas and Louisiana jurisdictions.

Based on the FERC's April 27, 2007 order on rehearing that is discussed above, in the second quarter 2007 Entergy Arkansas recorded accounts payable and Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas recorded accounts receivable to reflect the rough production cost equalization payments and receipts required to implement the FERC's remedy based on calendar year 2006 production costs.  Entergy Arkansas recorded a corresponding regulatory asset for its right to collect the payments from its customers, and Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas recorded corresponding regulatory liabilities for their obligations to pass the receipts on to their customers.  The companies have followed this same accounting practice each year since then.  The regulatory asset and liabilities are shown as "System Agreement cost equalization" on the respective balance sheets.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

2007 Rate Filing Based on Calendar Year 2006 Production Costs

Several parties intervened in the 2007 rate proceeding at the FERC, including the APSC, the MPSC, the Council, and the LPSC, which have also filed protests.  The PUCT also intervened.  Intervenor testimony was filed in which the intervenors and also the FERC Staff advocated a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for nuclear facilities.  The effect of the various positions would be to reallocate costs among the Utility operating companies.  The Utility operating companies filed rebuttal testimony explaining why the bandwidth payments are properly recoverable under the AmerenUE contract, and explaining why the positions of FERC Staff and intervenors on the other issues should be rejected.  A hearing in this proceeding concluded in July 2008, and the ALJ issued an initial decision in September 2008.  The ALJ's initial decision concludes, among other things, that: (1) the decisions to not exercise Entergy Arkansas' option to purchase the Independence plant in 1996 and 1997 were prudent; (2) Entergy Arkansas properly flowed a portion of the bandwidth payments through to AmerenUE in accordance with the wholesale power contract; and (3) the level of nuclear depreciation and decommissioning expense reflected in the bandwidth calculation should be calculated based on NRC-authorized license life, rather than the nuclear depreciation and decommissioning expense authorized by the retail regulators for purposes of retail ratemaking.  Following briefing by the parties, the matter was submitted to the FERC for decision. On January 11, 2010, the FERC issued its decision both affirming and overturning certain of the ALJ's rulings, including overturning the decision on nuclear depreciation and decommissioning expense.  The FERC’s conclusion related to the AmerenUE contract does not permit Entergy Arkansas to recover a portion of its bandwidth payment from AmerenUE.  The Utility operating companies requested rehearing of that portion of the decision and requested clarification on certain other portions of the decision.

AmerenUE argued that its current wholesale power contract with Entergy Arkansas, pursuant to which Entergy Arkansas sells power to AmerenUE, does not permit Entergy Arkansas to flow through to AmerenUE any portion of Entergy Arkansas' bandwidth payment.  According to AmerenUE, Entergy Arkansas has sought to collect from AmerenUE approximately $14.5 million of the 2007 Entergy Arkansas bandwidth payment.  The AmerenUE contract expired in August 2009.  In April 2008, AmerenUE filed a complaint with the FERC seeking refunds of this amount, plus interest, in the event the FERC ultimately determines that bandwidth payments are not properly recovered under the AmerenUE contract.  In response to the FERC's decision discussed in the previous paragraph, Entergy Arkansas recorded a regulatory provision in the fourth quarter 2009 for a potential refund to AmerenUE.

The Utility operating companies also filed with the FERC during 2007 certain proposed modifications to the rough production cost equalization calculation.  The FERC rejected certain of the proposed modifications, accepted certain of the proposed modifications without further proceedings, and set two of the proposed modifications for hearing and settlement procedures.  With respect to the proceeding involving changes to the functionalization of costs to the production function, a hearing was held in March 2008 and the ALJ issued an Initial Decision in June 2008 finding the modifications proposed by the Utility operating companies to be just and reasonable.  In January 2010 the FERC affirmed the ALJ's decision.

2008 Rate Filing Based on Calendar Year 2007 Production Costs

Several parties intervened in the 2008 rate proceeding at the FERC, including the APSC, the LPSC, and AmerenUE, which have also filed protests.  Several other parties, including the MPSC and the City Council, have intervened in the proceeding without filing a protest.  In direct testimony filed on January 9, 2009, certain intervenors and also the FERC staff advocated a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for the nuclear and fossil-fueled generating facilities.  The effect of these various positions would be to reallocate costs among the Utility operating companies.  In addition, three issues were raised alleging imprudence by the Utility operating companies, including whether the Utility operating companies had properly reflected generating units' minimum operating levels for purposes of making unit commitment and dispatch decisions, whether Entergy Arkansas' sales to third parties from its retained share of the Grand Gulf nuclear facility were reasonable, prudent, and non-discriminatory, and whether Entergy Louisiana's long-term Evangeline gas purchase contract was prudent and reasonable.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The parties reached a partial settlement agreement of certain of the issues initially raised in this proceeding.  The partial settlement agreement was conditioned on the FERC accepting the agreement without modification or condition, which the FERC did on August 24, 2009.  A hearing on the remaining issues in the proceeding was completed in June 2009, and in September 2009 the ALJ issued an initial decision.  The initial decision affirms Entergy's position in the filing, except for two issues that may result in a reallocation of costs among the Utility operating companies.  Entergy, the APSC, the LPSC, and the MPSC have submitted briefs on exceptions in the proceeding, and the matter has been submitted to the FERC for decision.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

Several parties intervened in the 2009 rate proceeding at the FERC, including the LPSC and Ameren, which have also filed protests.  On July 27, 2009, the FERC accepted Entergy's proposed rates for filing, effective June 1, 2009, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures have been terminated, and the ALJ scheduled hearings to begin in April 2010, with an initial decision scheduled for August 2010.

Calendar Year 2009 Production Costs

The liabilities and assets for the preliminary estimate of the payments and receipts required to implement the FERC's remedy based on calendar year 2009 production costs were recorded in December 2009, based on certain year-to-date information.  The preliminary estimate was recorded based on the following estimate of the payments/receipts among the Utility operating companies for 2010:

Payments or (Receipts)
(In Millions)

Entergy Arkansas	$70
Entergy Gulf States Louisiana	($10)
Entergy Louisiana	($54)
Entergy Mississippi	$-
Entergy New Orleans	($6)
Entergy Texas	$-

The actual payments/receipts for 2010, based on calendar year 2009 production costs, will not be calculated until the Utility operating companies' FERC Form 1s have been filed.  Once the calculation is completed, it will be filed at the FERC.  The level of any payments and receipts is significantly affected by a number of factors, including, among others, weather, the price of alternative fuels, the operating characteristics of the Entergy System generating fleet, and multiple factors affecting the calculation of the non-fuel related revenue requirement components of the total production costs, such as plant investment.

Interruptible Load Proceeding

In April 2007 the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC's appeal of the FERC's March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies' interruptible loads.  In its opinion, the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds.  The FERC issued its order on remand in September 2007, in which

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

it directs Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change.  In addition, the order directs the Utility operating companies to make refunds for the period May 1995 through July 1996.  Entergy, the APSC, the MPSC, and the City Council requested rehearing of the FERC's order on remand.  The FERC granted the Utility operating companies' request to delay the payment of refunds for the period May 1995 through July 1996 until 30 days following a FERC order on rehearing.  The FERC issued in September 2008 an order denying rehearing.  The refunds were made by the Utility operating companies that owed refunds to the Utility operating companies that were due a refund on October 15, 2008.  The APSC and the Utility operating companies appealed the FERC decisions to the D.C. Circuit.  Because of its refund obligation to customers as a result of this proceeding and a related LPSC proceeding, Entergy Louisiana recorded provisions during 2008 of approximately $16 million, including interest, for rate refunds.  The refunds were made in the fourth quarter of 2009.

Following the filing of petitioners' initial briefs, the FERC filed a motion requesting the D.C. Circuit hold the appeal of the FERC's decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC's unopposed motion on June 24, 2009, and directed the FERC to file status reports at 60-day intervals beginning August 24, 2009.  The D.C. Circuit also directed the parties to file motions to govern future proceedings in the case within 30 days of the completion of the FERC proceedings.  In December 2009 the FERC established a paper hearing to determine whether the FERC had the authority and, if so, whether it would be appropriate to order refunds resulting from changes in the treatment of interruptible load in the allocation of capacity costs by the Utility operating companies.  Pursuant to the paper hearing schedule, initial briefs were filed on January 19, 2010 and reply briefs were filed on February 9, 2010.

Entergy Arkansas and Entergy Mississippi Notices of Termination of System Agreement Participation and Related APSC Investigation

Citing its concerns that the benefits of its continued participation in the current form of the System Agreement have been seriously eroded, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC.  Entergy Arkansas indicated, however, that a properly structured replacement agreement could be a viable alternative.

In October 2007 the MPSC issued a letter confirming its belief that Entergy Mississippi should exit the System Agreement in light of the recent developments involving the System Agreement.  The MPSC letter also requested that Entergy Mississippi advise the MPSC regarding the status of the Utility operating companies' effort to develop successor arrangements to the System Agreement and advise the MPSC regarding Entergy Mississippi's position with respect to withdrawal from the System Agreement.  In November 2007, pursuant to the provisions of the System Agreement, Entergy Mississippi provided its written notice to terminate its participation in the System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96 month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal.  The FERC stated that it expected Entergy and all interested parties to move forward and develop details of all needed successor arrangements and encouraged Entergy to file its Section 205 filing for post 2013 arrangements as soon as possible.  The LPSC and the City Council have requested rehearing of the FERC's decision.

The APSC had previously commenced an investigation, in 2004, into whether Entergy Arkansas' continued participation in the System Agreement is in the best interests of its customers.  More than once in the investigation proceeding Entergy Arkansas and its president, Hugh McDonald, filed testimony with the APSC in response to requests by the APSC.  In addition, Mr. McDonald has appeared before the APSC on more than one occasion at public hearings for questioning.  In December 2007, the APSC ordered Mr. McDonald to file testimony each month with the APSC detailing progress toward development of successor arrangements, beginning in March 2008, and Mr. McDonald has done so.  In his September 2009 testimony Mr. McDonald reported to the APSC the results of a related study.  According to the study total estimated cost to establish the systems and staff the organizations to perform the necessary planning and operating functions for a stand-alone Entergy Arkansas operation are estimated at approximately $23 million, including $18 million to establish generation-related functions and $5 million to modify transmission-related information systems.  Incremental costs for ongoing staffing and systems costs are estimated at approximately $8 million.  Cost and implementation schedule estimates will continue to be re-evaluated and refined as additional, more detailed analysis is completed.  The study did not assess the effect of stand-alone operation on Entergy Arkansas’ generation resource requirements.  Entergy Arkansas expects it would take approximately two years to implement stand-alone operations for Entergy Arkansas.

In February 2010 the APSC issued an order announcing a refocus of its ongoing investigation of Entergy Arkansas' post-System Agreement operation.  The order describes the APSC's "stated purpose in opening this inquiry to conduct an investigation regarding the prudence of [Entergy Arkansas] entering into a successor ESA [Entergy System Agreement] as opposed to becoming a stand-alone utility upon its exit from the ESA, and whether [Entergy Arkansas], as a standalone utility, should join the SPP RTO.  It is the [APSC's] intention to render a decision regarding the prudence of [Entergy Arkansas] entering into a successor ESA as opposed to becoming a stand-alone utility upon its exit from the ESA, as well as [Entergy Arkansas'] RTO participation by the end of calendar year 2010.  In parallel with this Docket, the [APSC] will be actively involved and will be closely watching to see if any meaningful enhancement will be made to a new Enhanced Independent Coordinator of Transmission (“E-ICT") Agreement through the efforts of the ETS [Entergy Transmission System] stakeholders, Entergy, and the newly formed and federally-recognized E-RSC in 2010."  The schedule set by the order includes evidentiary hearings in March and May 2010.  The order directed that the existing docket investigating Entergy Arkansas' participation in the System Agreement be closed.  For a discussion of Entergy's Independent Coordinator of Transmission and the E-RSC see "Independent Coordinator of Transmission" below.

LPSC and City Council Action Related to the Entergy Arkansas and Entergy Mississippi Notices of Termination

In light of the notices of Entergy Arkansas and Entergy Mississippi to terminate participation in the current System Agreement, in January 2008 the LPSC unanimously voted to direct the LPSC Staff to begin evaluating the potential for a new agreement.  Likewise, the New Orleans City Council opened a docket to gather information on progress towards a successor agreement.

June 2009 LPSC Complaint Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas' sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC's complaint challenges sales made beginning in 2002 and requests refunds.  On July 20, 2009, the Utility operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response, the Utility operating companies

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explains that the FERC already has determined that Entergy Arkansas' short-term wholesale sales did not trigger the "right-of-first-refusal" provision of the System Agreement.  While the D.C. Circuit recently determined that the "right-of-first-refusal" issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC has raised no additional claims or facts that would warrant the FERC reaching a different conclusion.  On December 7, 2009, the FERC issued an order setting the matter for hearing and settlement procedures.  Settlement procedures were unsuccessful and a hearing in the matter is scheduled to begin in August 2010.

Independent Coordinator of Transmission

In 2000, the FERC issued an order encouraging utilities to voluntarily place their transmission facilities under the control of independent RTOs (regional transmission organizations).  Delays in implementing the FERC RTO order occurred due to a variety of reasons, including the fact that utility companies, other stakeholders, and federal and state regulators have had to work to resolve various issues related to the establishment of such RTOs.

In November 2006, after nearly a decade of effort, including filings, orders, technical conferences, and proceedings at the FERC, the Utility operating companies installed the Southwest Power Pool (SPP) as their Independent Coordinator of Transmission (ICT).  The installation does not transfer control of Entergy's transmission system to the ICT, but rather vests with the ICT responsibility for:

•	granting or denying transmission service on the Utility operating companies' transmission system.
•
administering the Utility operating companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the Utility operating companies' obligation to post transmission-related information.

•
developing a base plan for the Utility operating companies' transmission system that will result in the ICT making the determination on whether costs of transmission upgrades should be rolled into the Utility operating companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed.  This should result in a transmission pricing structure that ensures that the Utility operating companies' retail native load customers are required to pay for only those upgrades necessary to reliably serve their needs.

•	serving as the reliability coordinator for the Entergy transmission system.
•	overseeing the operation of the weekly procurement process (WPP).
•
evaluating interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments, pursuant to a detailed methodology.  The ICT agreement also clarifies the rights that customers receive when they fund a supplemental upgrade.

The initial term of the ICT is four years, and Entergy is precluded from terminating the ICT prior to the end of the four-year period.

After the FERC issued its April 2006 order approving the ICT proposal, the Utility operating companies made a series of compliance filings with the FERC that were protested by various parties.  The FERC accepted the compliance filings and denied various requests for rehearing.  As stated above, SPP was installed as the ICT in November 2006.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In October 2006 the Utility operating companies filed revisions to their Open Access Transmission Tariff (OATT) with the FERC to establish a mechanism to recover from their wholesale transmission customers the (1) costs incurred to develop or join an RTO and to develop the ICT; and (2) on-going costs that will be incurred under the ICT agreement.  Several parties intervened opposing the proposed tariff revisions.  In December 2006 the FERC accepted for filing Entergy's proposed tariff revisions, and set them for hearing and settlement procedures.  In its Order, the FERC concluded that each of the Utility operating companies "should be allowed the opportunity to recover its start up costs associated with its formation of the ICT and its participation in prior failed attempts to form an RTO," and also that the proposed tariffs raised issues of fact that are more properly addressed through hearing and settlement procedures.  In June 2007 the Utility operating companies reached a settlement-in-principle with the parties to the proceeding and the FERC approved the settlement in November 2007.

In the FERC's April 2006 order that approved Entergy's ICT proposal, the FERC stated that the WPP must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies filed status reports with the FERC notifying the FERC that, due to unexpected issues with the development of the WPP software and testing, the WPP was still not operational.  The Utility operating companies also filed various tariff revisions with the FERC in 2007 and 2008 to address issues identified during the testing of the WPP and changes to the effective date of the WPP.  On October 10, 2008, the FERC issued an order accepting a tariff amendment establishing that the WPP shall take effect at a date to be determined, after completion of successful simulation trials and the ICT's endorsement of the WPP's implementation.  On January 16, 2009, the Utility operating companies filed a compliance filing with the FERC that included the ICT's endorsement of the WPP implementation, subject to the FERC's acceptance of certain additional tariff amendments and the completion of simulation testing and certain other items.  The Utility operating companies filed the tariff amendments supported by the ICT on the same day.  The amendments proposed to further amend the WPP to (a) limit supplier offers in the WPP to on-peak periods and (b) eliminate the granting of certain transmission service through the WPP.

On March 17, 2009, the FERC issued an order conditionally approving the proposed modification to the WPP to allow the process to be implemented the week of March 23, 2009.  In its order approving the requested modifications, the FERC imposed additional conditions related to the ICT arrangement and indicated it was going to evaluate the success of the ICT arrangement, including the cost and benefits of implementing the WPP and whether the WPP goes far enough to address the transmission access issues that the ICT and WPP were intended to address.  The FERC, in conjunction with the APSC, the LPSC, the MPSC, the PUCT, and the City Council, hosted a conference on June 24, 2009, to discuss the ICT arrangement and transmission access on the Entergy transmission system.  In compliance with the FERC's March 2009 order, in November 2009 the Utility operating companies filed with the FERC a process for evaluating the modification or replacement of the current ICT and WPP arrangements.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

The Entergy Regional State Committee (E-RSC), which is comprised of representatives from all of the Utility operating companies' retail regulators, has been formed to consider several of these issues related to Entergy's transmission system.  Among other things, the E-RSC in concert with the FERC plan to conduct a cost/benefits analysis comparing the ICT arrangement and a proposal under which Entergy would join the SPP RTO.

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

Market and Credit Risk Sensitive Instruments

Market risk is the risk of changes in the value of commodity and financial instruments, or in future operating results or cash flows, in response to changing market conditions.  Entergy holds commodity and financial instruments that are exposed to the following significant market risks:

•	The commodity price risk associated with the sale of electricity by Entergy's Non-Utility Nuclear business and with the purchase of gas by the Utility.
•
The interest rate and equity price risk associated with Entergy's investments in pension and other postretirement benefit trust funds.  See Note 11 to the financial statements for details regarding Entergy's pension and other postretirement benefit trust funds.

•
The interest rate and equity price risk associated with Entergy's investments in decommissioning trust funds, particularly in the Non-Utility Nuclear business.  See Note 17 to the financial statements for details regarding Entergy's decommissioning trust funds.

•
The interest rate risk associated with changes in interest rates as a result of Entergy's issuances of debt.  Entergy manages its interest rate exposure by monitoring current interest rates and its debt outstanding in relation to total capitalization.  See Notes 4 and 5 to the financial statements for the details of Entergy's debt outstanding.

Entergy's commodity and financial instruments are also exposed to credit risk.  Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract or agreement.  Credit risk also includes potential demand on liquidity due to credit support requirements within supply or sales agreements.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy's Non-Utility Nuclear business's core business is selling energy, measured in MWh, to its customers.  Non-Utility Nuclear enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Non-Utility Nuclear sells unforced capacity to load-serving entities, which allows those companies to meet specified reserve and related requirements placed on them by the ISOs in their respective areas. Non-Utility Nuclear's forward fixed price power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Non-Utility Nuclear to deliver MWh of energy to its counterparties, make capacity available to them, or both.  The following is a summary as of December 31, 2009 of the amount of Non-Utility Nuclear's nuclear power plants' planned energy output that is sold forward under physical or financial contracts:

	2010	2011	2012	2013	2014
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	53%	54%	18%	12%	14%
Unit-contingent with guarantee of availability (1)	35%	17%	13%	6%	3%
Firm liquidated damages	0%	3%	0%	0%	0%
Total	88%	74%	31%	18%	17%
Planned generation (TWh)	40	41	41	40	41
Average contracted price per MWh (2)	$57	$56	$56	$50	$50

The following is a summary as of December 31, 2008 of the amount of Non-Utility Nuclear's nuclear power plants' planned energy output that is sold forward under physical or financial contracts:

	2009	2010	2011	2012	2013
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	48%	31%	29%	18%	12%
Unit-contingent with guarantee of availability (1)	38%	35%	17%	7%	6%
Total	86%	66%	46%	25%	18%
Planned generation (TWh)	41	40	41	41	40
Average contracted price per MWh (2)	$61	$60	$56	$54	$50

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

(2)
The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy most of the power produced by the plant, which is through the expiration in 2012 of the current operating license for the plant.  The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below PPA prices, which has not happened thus far.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy's Non-Utility Nuclear business' purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, NYPA and the subsidiaries that own the FitzPatrick and Indian Point 3 plants amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, Entergy's Non-Utility Nuclear business agreed to make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy's Non-Utility Nuclear business will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year's output is due by January 15 of the following year.  In August 2008, Non-Utility Nuclear entered into a resolution of a dispute with NYPA over the applicability of the value sharing agreements to its FitzPatrick and Indian Point 3 nuclear power plants after the planned spin-off of the Non-Utility Nuclear business.  Under the resolution, Non-Utility Nuclear agreed not to treat the separation as a "Cessation Event" that would terminate its obligation to make the payments under the value sharing agreements.  As a result, after the spin-off transaction, Non-Utility Nuclear will continue to be obligated to make payments to NYPA under the amended and restated value sharing agreements.

        Non-Utility Nuclear will record its liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  In 2009, 2008, and 2007, Non-Utility Nuclear recorded a $72 million liability for generation during each of those years.  An amount equal to the liability was recorded each year to the plant asset account as contingent purchase price consideration for the plants.  This amount will be depreciated over the expected remaining useful life of the plants.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At December 31, 2009, based on power prices at that time, Entergy had $369 million of collateral in place to support Entergy Nuclear Power Marketing transactional activity, consisting primarily of Entergy Corporation guarantees, but also including $20 million of guarantees that support letters of credit and $2 million of cash collateral. As of December 31, 2009, the credit exposure associated with Non-Utility Nuclear assurance requirements could increase by an estimated amount of up to $308 million for each $1 per MMBtu increase in gas prices in both the short- and long-term markets, but because market prices have fallen below most contract prices, the credit exposure would increase by only $8 million.  In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of December 31, 2009, Entergy would have been required to provide approximately $73 million of additional cash or letters of credit under some of the agreements.

As of December 31, 2009, for the planned energy output under contract for Non-Utility Nuclear through 2014, 99.7% of the planned energy output is under contract with counterparties with public investment grade credit ratings and 0.3% is with load-serving entities without public credit ratings.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells unforced capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area.  Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward:

	2010	2011	2012	2013	2014
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	26%	25%	18%	16%	16%
Capacity contracts	42%	26%	30%	13%	0%
Total	68%	51%	48%	29%	16%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$3.0	$3.6	$3.0	$2.6	$-
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	87%	73%	33%	16%	13%
Average contract revenue per MWh	$59	$58	$60	$53	$50

Critical Accounting Estimates

The preparation of Entergy's financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy's financial position or results of operations.

Nuclear Decommissioning Costs

Entergy owns nuclear generation facilities in both its Utility and Non-Utility Nuclear business units.  Regulations require Entergy to decommission its nuclear power plants after each facility is taken out of service, and money is collected and deposited in trust funds during the facilities' operating lives in order to provide for this obligation.  Entergy conducts periodic decommissioning cost studies to estimate the costs that will be incurred to decommission the facilities.  The following key assumptions have a significant effect on these estimates:

•
Cost Escalation Factors - Entergy's current decommissioning cost studies include an assumption that decommissioning costs will escalate over present cost levels by annual factors ranging from approximately 3% to 3.5%.  A 50 basis point change in this assumption could change the ultimate cost of decommissioning a facility by as much as an approximate average of 20% to 25%.  To the extent that a high probability of license renewal is assumed, a change in the estimated inflation or cost escalation rate has a larger effect on the undiscounted cash flows because the rate of inflation is factored into the calculation for a longer period of time.

•
Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning.  First, the date of the plant's retirement must be estimated.  A high probability that the plant's license will be renewed and operate for some time beyond the original license term has currently been assumed for purposes of calculating the decommissioning liability for a number of Entergy's nuclear units.   Second, an assumption must be made whether decommissioning will begin immediately upon plant retirement, or whether the plant will be held in "safestore" status for later decommissioning, as permitted by applicable regulations.  While the effect of these assumptions cannot be determined with precision, a change of assumption of either renewal or use of a "safestore" status can possibly change the present value of these obligations.  Future revisions to appropriately reflect changes needed to the estimate of decommissioning costs will affect net income, only to the extent that the estimate of any reduction in the liability exceeds the amount of the undepreciated asset retirement cost at the date of the revision, for unregulated portions of Entergy's business.  Any increases in the liability recorded due to such changes are capitalized and depreciated over the asset's remaining economic life.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
Spent Fuel Disposal - Federal law requires the DOE to provide for the permanent storage of spent nuclear fuel, and legislation has been passed by Congress to develop this repository at Yucca Mountain, Nevada.  However the DOE has not yet begun accepting spent nuclear fuel and is in non-compliance with federal law.  The DOE continues to delay meeting its obligation and Entergy is continuing to pursue damages claims against the DOE for its failure to provide timely spent fuel storage.  Until a federal site is available, however, nuclear plant operators must provide for interim spent fuel storage on the nuclear plant site, which can require the construction and maintenance of dry cask storage sites or other facilities.  The costs of developing and maintaining these facilities can have a significant effect (as much as an average of 20% to 30% of estimated decommissioning costs).  Entergy's decommissioning studies may include cost estimates for spent fuel storage.  However, these estimates could change in the future based on the timing of the opening of an appropriate facility designated by the federal government to receive spent nuclear fuel.

•
Technology and Regulation – Over the past several years, more practical experience with the actual decommissioning of facilities has been gained and that experience has been incorporated in to Entergy's current decommissioning cost estimates.  However, given the long duration of decommissioning projects, additional experience, including technological advancements in decommissioning, could occur and affect current cost estimates.  If regulations regarding nuclear decommissioning were to change, this could have a potentially significant effect on cost estimates.  The effect of these potential changes is not presently determinable.

•
Interest Rates - The estimated decommissioning costs that form the basis for the decommissioning liability recorded on the balance sheet are discounted to present values using a credit-adjusted risk-free rate. When the decommissioning cost estimate is significantly changed requiring a revision to the decommissioning liability and the change results in an increase in cash flows, that increase is discounted using a current credit-adjusted risk-free rate.  Under accounting rules, if the revision in estimate results in a decrease in estimated cash flows, that decrease is discounted using the previous credit-adjusted risk-free rate.  Therefore, to the extent that one of the factors noted above changes resulting in a significant increase in estimated cash flows, current interest rates will affect the calculation of the present value of the additional decommissioning liability.

In the first quarter 2009, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in an $8.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

In the second quarter 2009, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $4.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

           In the fourth quarter 2009, Entergy Gulf States Louisiana recorded a revision to its estimated decommissioning cost liability for River Bend as a result of a revised decommissioning cost study.  The revised estimate resulted in a $78.7 million increase in its decommissioning liability, along with a corresponding increase in the related asset retirement obligation asset that will be depreciated over the remaining life of the unit.

In the third quarter 2008, Entergy's Non-Utility Nuclear business recorded an increase of $13.7 million in decommissioning liabilities for certain of its plants as a result of revised decommissioning cost studies.  The revised estimates resulted in the recognition of a $13.7 million asset retirement obligation asset that will be depreciated over the remaining life of the units.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Impairment of Long-lived Assets and Trust Fund Investments

Entergy has significant investments in long-lived assets in all of its segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment whenever there are indications that impairments may exist.  This evaluation involves a significant degree of estimation and uncertainty.  In the Utility business, portions of River Bend are not included in rate base, which could reduce the revenue that would otherwise be recovered for the applicable portions of its generation.  In the Non-Utility Nuclear business, Entergy's investments in merchant generation assets are subject to impairment if adverse market conditions arise, if a unit ceases operation, or for certain units if their operating licenses are not renewed.  In the non-nuclear wholesale assets business, Entergy's investments in merchant generation assets are subject to impairment if adverse market conditions arise.

In order to determine if Entergy should recognize an impairment of a long-lived asset that is to be held and used, accounting standards require that the sum of the expected undiscounted future cash flows from the asset be compared to the asset's carrying value.  The carrying value of the asset includes any capitalized asset retirement cost associated with the recording of an additional decommissioning liability, therefore changes in assumptions that affect the decommissioning liability can increase or decrease the carrying value of the asset subject to impairment.  If the expected undiscounted future cash flows exceed the carrying value, no impairment is recorded; if such cash flows are less than the carrying value, Entergy is required to record an impairment charge to write the asset down to its fair value.  If an asset is held for sale, an impairment is required to be recognized if the fair value (less costs to sell) of the asset is less than its carrying value.

These estimates are based on a number of key assumptions, including:

•
Future power and fuel prices - Electricity and gas prices have been very volatile in recent years, and this volatility is expected to continue.  This volatility necessarily increases the imprecision inherent in the long-term forecasts of commodity prices that are a key determinant of estimated future cash flows.

•
Market value of generation assets - Valuing assets held for sale requires estimating the current market value of generation assets.  While market transactions provide evidence for this valuation, the market for such assets is volatile and the value of individual assets is impacted by factors unique to those assets.

•
Future operating costs - Entergy assumes relatively minor annual increases in operating costs.  Technological or regulatory changes that have a significant impact on operations could cause a significant change in these assumptions.

•
Timing - Entergy currently assumes, for a number of its nuclear units, that the plant's license will be renewed.  A change in that assumption could have a significant effect on the expected future cash flows and result in a significant effect on operations.

Entergy's Non-Utility Nuclear business currently has pending applications for license renewals for the Vermont Yankee, Pilgrim, Indian Point 2, and Indian Point 3 power plants.  In addition, for Vermont Yankee the state certificates of public good to operate the plant and store spent nuclear fuel also expire in 2012.  Non-Utility Nuclear filed an application with the Vermont Public Service Board on March 3, 2008 for approval of continued operations and storage of spent nuclear fuel generated after March 21, 2012.  Under Vermont law the Vermont General Assembly approval of Non-Utility Nuclear's request is required for the request to be granted.  On February 24, 2010, a bill to approve the continued operation of

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Vermont Yankee was advanced to a vote by the Vermont Senate leadership and defeated by a margin of 26 to 4.  This vote does not preclude the Vermont Senate from voting again on a similar bill in the future.  At the current time, Entergy management believes that it will ultimately receive all necessary approvals to operate Vermont Yankee beyond its current license expiration.  If those approvals are ultimately not received, it could result in an impairment of part or all of the carrying value of the plant, including any capitalized asset retirement cost associated with the recording of the decommissioning liability as further described in Note 9 to the financial statements.

Effective January 1, 2009, Entergy adopted an accounting pronouncement providing guidance regarding recognition and presentation of other-than-temporary impairments related to investments in debt securities.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  For debt securities held as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized but for which assessment under the new guidance indicates this impairment is temporary, Entergy recorded an adjustment to its opening balance of retained earnings of $11.3 million ($6.4 million net-of-tax).  Entergy did not have any material other than temporary impairments relating to credit losses on debt securities in 2009.  The assessment of whether an investment in an equity security has suffered an other than temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. As disclosed in Note 1 to the financial statements, unrealized losses that are not considered temporarily impaired are recorded in earnings for Non-Utility Nuclear.  Non-Utility Nuclear recorded charges to other income of $86 million in 2009, $50 million in 2008, and $5 million in 2007 resulting from the recognition of impairments of certain securities held in its decommissioning trust funds that are not considered temporary.  Additional impairments could be recorded in 2010 to the extent that then current  market conditions change the evaluation of recoverability of unrealized losses.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy.  Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate for the Utility and Non-Utility Nuclear segments.

Assumptions

Key actuarial assumptions utilized in determining these costs include:

•	Discount rates used in determining the future benefit obligations;
•	Projected health care cost trend rates;
•	Expected long-term rate of return on plan assets; and
•	Rate of increase in future compensation levels.

Entergy reviews these assumptions on an annual basis and adjusts them as necessary.  The falling interest rate environment and worse-than-expected performance of the financial equity markets in recent years have impacted Entergy's funding and reported costs for these benefits.  In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy's projected stream of benefit payments.  Based on recent market trends, Entergy decreased the discount rate used to calculate its qualified pension benefit obligation from an average rate of 6.75% in 2008 to specific rates by plan ranging from 6.10% to 6.30% in 2009.  The discount rate used to calculate its other postretirement benefit obligation was also decreased from 6.7% in 2008 to 6.10% in 2009.  Entergy's assumed discount rate used to calculate the 2007 pension and other postretirement benefit obligations was 6.50%.

Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  Based on this review, Entergy's health care cost trend rate assumption used in calculating the December 31, 2009 accumulated postretirement benefit obligation was a 7.5% increase in health care costs in 2010 gradually decreasing each successive year, until it reaches a 4.75% annual increase in health care costs in 2016 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions.  Entergy targets an asset allocation for its qualified pension plan assets of roughly 65% equity securities and 35% fixed-income securities.  The target allocations for Entergy's non-taxable postretirement benefit assets are 55% equity securities and 45% fixed-income securities and, for its taxable other postretirement benefit assets, 35% equity securities and 65% fixed-income securities.  Entergy's expected long-term rate of return on qualified pension assets and non-taxable other postretirement assets used to calculate 2009, 2008, and 2007 qualified pension and other postretirement benefits costs was 8.5%.   Entergy's expected long-term rate of return on taxable other postretirement assets was 6% in 2009 and 5.5% in 2008 and 2007.

 The assumed rate of increase in future compensation levels used to calculate benefit obligations was 4.23% in 2009, 2008, and 2007.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$12,192	$117,856
Rate of return on plan assets	(0.25%)	$7,331	-
Rate of increase in compensation	0.25%	$6,311	$30,817

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$6,073	$31,981
Discount rate	(0.25%)	$4,109	$37,324

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Each fluctuation above assumes that the other components of the calculation are held constant.

Accounting Mechanisms

Effective December 31, 2006, accounting standards required an employer to recognize in its balance sheet the funded status of its benefit plans.  Refer to Note 11 to the financial statements for a further discussion of Entergy's funded status.

In accordance with pension accounting standards, Entergy utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs.  Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average remaining service period of active employees.

Entergy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the long-term expected rate of return on assets by the market-related value (MRV) of plan assets.  Entergy determines the MRV of pension plan assets by calculating a value that uses a 20-quarter phase-in of the difference between actual and expected returns.  For other postretirement benefit plan assets Entergy uses fair value when determining MRV.

Costs and Funding

In 2009, Entergy's total qualified pension cost was $86 million.  Entergy anticipates 2010 qualified pension cost to be $147.1 million.  Pension funding was $132 million for 2009.  Entergy's contributions to the pension trust are currently estimated to be approximately $270 million in 2010, although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.

Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the  assets and funding liabilities as measured at that date.  Any excess of the funding liability over the calculated fair market value of assets results in a funding shortfall which, under the Pension Protection Act, must be funded over a seven-year rolling period.  The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on a calculated fair market values of assets divided by funding liabilities, does not meet certain thresholds. For funding purposes, asset gains and losses are smoothed in to the calculated fair market value of assets and the funding liability is based upon a weighted average 24-month corporate bond rate published by the U.S. Treasury; therefore, periodic changes in asset returns and interest rates can affect funding shortfalls and future cash contributions.

Entergy's minimum required contributions for the 2010 plan year are generally payable in installments throughout 2010 and 2011 and will be based on the funding calculations as of January 1, 2010.  The final date at which 2010 plan year contributions may be made is September 15, 2011. Given the decline in the capital markets in 2008, the minimum required contributions for the 2010 plan year, payable in 2010 and 2011, will increase although recoveries in the capital market in 2009 will help to mitigate the expected increase.  The actual increase or timing of that increase cannot be determined with certainty until the January 1, 2010 valuation is completed by April 1, 2010; however Entergy’s preliminary estimates of 2010 funding requirements indicate that the contributions will not increase materially over and above historical levels of pension contributions. In addition to the minimum required contribution required under the Pension Protection Act to fund a shortfall based on the seven year rolling amortization, additional contributions could be needed in 2010 to avoid the plan limitations noted above.

Total postretirement health care and life insurance benefit costs for Entergy in 2009 were $105.2 million, including $24 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy expects 2010 postretirement health care and life insurance benefit costs to be $111 million.  This includes a projected $26.6 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy contributed $79 million to its postretirement plans in 2009.  Entergy’s current estimate of contributions to its other postretirement plans is approximately $76.4 million in 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Contingencies

As a company with multi-state domestic utility operations and a history of international investments, Entergy is subject to a number of federal, state, and international laws and regulations and other factors and conditions in the areas in which it operates, which potentially subject it to environmental, litigation, and other risks.  Entergy periodically evaluates its exposure for such risks and records a reserve for those matters which are considered probable and estimable in accordance with generally accepted accounting principles.

Environmental

Entergy must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste.  Under these various laws and regulations, Entergy could incur substantial costs to restore properties consistent with the various standards.  Entergy conducts studies to determine the extent of any required remediation and has recorded reserves based upon its evaluation of the likelihood of loss and expected dollar amount for each issue.  Additional sites could be identified which require environmental remediation for which Entergy could be liable.  The amounts of environmental reserves recorded can be significantly affected by the following external events or conditions:

•
Changes to existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.

•	The identification of additional sites or the filing of other complaints in which Entergy may be asserted to be a potentially responsible party.
•	The resolution or progression of existing matters through the court system or resolution by the EPA.

Litigation

Entergy has been named as defendant in a number of lawsuits involving employment, ratepayer, and injuries and damages issues, among other matters.  Entergy periodically reviews the cases in which it has been named as defendant and assesses the likelihood of loss in each case as probable, reasonably estimable, or remote and records reserves for cases which have a probable likelihood of loss and can be estimated.  Notes 2 and 8 to the financial statements include more detail on ratepayer and other lawsuits and management's assessment of the adequacy of reserves recorded for these matters.  Given the environment in which Entergy operates, and the unpredictable nature of many of the cases in which Entergy is named as a defendant, however, the ultimate outcome of the litigation Entergy is exposed to has the potential to materially affect the results of operations of Entergy, or its operating company subsidiaries.

Uncertain Tax Positions

Entergy's operations, including acquisitions and divestitures, require Entergy to evaluate risks such as the potential tax effects of a transaction, or warranties made in connection with such a transaction.  Entergy believes that it has adequately assessed and provided for these types of risks, where applicable.  Any reserves recorded for these types of issues, however, could be significantly affected by events such as claims made by third parties under warranties, additional transactions contemplated by Entergy, or completion of reviews of the tax treatment of certain transactions or issues by taxing authorities.  Entergy does not expect a material adverse effect on earnings from these matters.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

New Accounting Pronouncements

In June 2009 the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46R".  SFAS 167 replaces the current quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  SFAS 167 also requires additional disclosures on an interim and annual basis about an enterprise's involvement in variable interest entities.  The standard will be effective for Entergy in the first quarter 2010.  Upon adoption, Entergy expects its subsidiaries that finance their nuclear fuel purchases through nuclear fuel leases to consolidate the special purpose nuclear fuel companies acting as lessors.  The adoption of this statement will result in the reclassification of amounts between certain line items in the financial statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2009	2008	2007	2006	2005
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$10,745,650	$13,093,756	$11,484,398	$10,932,158	$10,106,247
Income from continuing operations	$1,231,092	$1,220,566	$1,134,849	$1,133,098	$943,125
Earnings per share from continuing operations:
Basic	$6.39	$6.39	$5.77	$5.46	$4.49
Diluted	$6.30	$6.20	$5.60	$5.36	$4.40
Dividends declared per share	$3.00	$3.00	$2.58	$2.16	$2.16
Return on common equity	14.85%	15.42%	14.13%	14.21%	11.20%
Book value per share, year-end	$45.54	$42.07	$40.71	$40.45	$37.31
Total assets	$37,364,597	$36,616,818	$33,643,002	$31,082,731	$30,857,657
Long-term obligations (1)	$11,059,971	$11,517,382	$9,948,573	$8,996,620	$9,013,448

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

	2009	2008	2007	2006	2005
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$2,999	$3,610	$3,228	$3,193	$2,912
Commercial	2,184	2,735	2,413	2,318	2,041
Industrial	1,997	2,933	2,545	2,630	2,419
Governmental	204	248	221	155	141
Total retail	7,384	9,526	8,407	8,296	7,513
Sales for resale (1)	206	325	393	612	656
Other	290	222	246	155	278
Total	$7,880	$10,073	$9,046	$9,063	$8,447
Utility Billed Electric Energy Sales (GWh):
Residential	33,626	33,047	33,281	31,665	31,569
Commercial	27,476	27,340	27,408	25,079	24,401
Industrial	35,638	37,843	38,985	38,339	37,615
Governmental	2,408	2,379	2,339	1,580	1,568
Total retail	99,148	100,609	102,013	96,663	95,153
Sales for resale (1)	4,862	5,401	6,145	10,803	11,459
Total	104,010	106,010	108,158	107,466	106,612

Non-Utility Nuclear:
Operating Revenues	$2,555	$2,558	$2,030	$1,545	$1,422
Billed Electric Energy Sales (GWh)	40,981	41,710	37,570	34,847	33,641

(1) Includes sales to Entergy New Orleans, which was deconsolidated in 2006 and 2005. See Note 18 to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of income, retained earnings, comprehensive income, and paid-in capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted a new accounting standard for non-controlling interests for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$7,880,016	$10,073,160	$9,046,301
Natural gas	172,213	241,856	206,073
Competitive businesses	2,693,421	2,778,740	2,232,024
TOTAL	10,745,650	13,093,756	11,484,398

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	2,309,831	3,577,764	2,934,833
Purchased power	1,395,203	2,491,200	1,986,950
Nuclear refueling outage expenses	241,310	221,759	180,971
Other operation and maintenance	2,750,810	2,742,762	2,649,654
Decommissioning	199,063	189,409	167,898
Taxes other than income taxes	503,859	496,952	489,058
Depreciation and amortization	1,082,775	1,030,860	963,712
Other regulatory charges (credits) - net	(21,727)	59,883	54,954
TOTAL	8,461,124	10,810,589	9,428,030

OPERATING INCOME	2,284,526	2,283,167	2,056,368

OTHER INCOME
Allowance for equity funds used during construction	59,545	44,523	42,742
Interest and dividend income	236,628	197,872	238,911
Other than temporary impairment losses	(86,069)	(49,656)	(4,914)
Equity in earnings (loss) of unconsolidated equity affiliates	(7,793)	(11,684)	3,176
Miscellaneous - net	(32,603)	(11,768)	(24,860)
TOTAL	169,708	169,287	255,055

INTEREST AND OTHER CHARGES
Interest on long-term debt	520,716	500,898	506,089
Other interest - net	82,963	133,290	155,995
Allowance for borrowed funds used during construction	(33,235)	(25,267)	(25,032)
TOTAL	570,444	608,921	637,052

INCOME BEFORE INCOME TAXES	1,883,790	1,843,533	1,674,371

Income taxes	632,740	602,998	514,417

CONSOLIDATED NET INCOME	1,251,050	1,240,535	1,159,954

Preferred dividend requirements of subsidiaries	19,958	19,969	25,105

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$1,231,092	$1,220,566	$1,134,849

Earnings per average common share:
Basic	$6.39	$6.39	$5.77
Diluted	$6.30	$6.20	$5.60
Dividends declared per common share	$3.00	$3.00	$2.58

Basic average number of common shares outstanding	192,772,032	190,925,613	196,572,945
Diluted average number of common shares outstanding	195,838,068	201,011,588	202,780,283

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,251,050	$1,240,535	$1,159,954
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(508)	(8,285)	(15,574)
Other regulatory charges (credits) - net	(21,727)	59,883	54,954
Depreciation, amortization, and decommissioning	1,281,838	1,220,269	1,131,610
Deferred income taxes, investment tax credits, and non-current taxes accrued	864,684	333,948	476,241
Equity in losses of unconsolidated equity affiliates - net of dividends	7,793	11,684	(3,176)
Changes in working capital:
Receivables	116,444	78,653	(62,646)
Fuel inventory	19,291	(7,561)	(10,445)
Accounts payable	(14,251)	(23,225)	(103,048)
Taxes accrued	(75,210)	75,210	(187,324)
Interest accrued	4,974	(652)	11,785
Deferred fuel	72,314	(38,500)	912
Other working capital accounts	(228,210)	(72,372)	(73,269)
Provision for estimated losses and reserves	(12,030)	12,462	(59,292)
Changes in other regulatory assets	(415,157)	(324,211)	254,736
Changes in pensions and other postretirement liabilities	71,789	828,160	(56,224)
Other	10,074	(61,670)	40,576
Net cash flow provided by operating activities	2,933,158	3,324,328	2,559,770

INVESTING ACTIVITIES
Construction/capital expenditures	(1,931,245)	(2,212,255)	(1,578,030)
Allowance for equity funds used during construction	59,545	44,523	42,742
Nuclear fuel purchases	(525,474)	(423,951)	(408,732)
Proceeds from sale/leaseback of nuclear fuel	284,997	297,097	169,066
Proceeds from sale of assets and businesses	39,554	30,725	13,063
Payment for purchase of plant	-	(266,823)	(336,211)
Insurance proceeds received for property damages	53,760	130,114	83,104
Changes in transition charge account	(1,036)	7,211	(19,273)
NYPA value sharing payment	(72,000)	(72,000)	-
Increase (decrease) in other investments	94,154	(72,833)	41,720
Proceeds from nuclear decommissioning trust fund sales	2,570,523	1,652,277	1,583,584
Investment in nuclear decommissioning trust funds	(2,667,172)	(1,704,181)	(1,708,764)
Net cash flow used in investing activities	(2,094,394)	(2,590,096)	(2,117,731)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,003,469	3,456,695	2,866,136
Preferred equity	-	-	10,000
Common stock and treasury stock	28,198	34,775	78,830
Retirement of long-term debt	(1,843,169)	(2,486,806)	(1,369,945)
Repurchase of common stock	(613,125)	(512,351)	(1,215,578)
Redemption of preferred stock	(1,847)	-	(57,827)
Changes in short term borrowings - net	(25,000)	30,000	-
Dividends paid:
Common stock	(576,956)	(573,045)	(507,327)
Preferred stock	(19,958)	(20,025)	(25,875)
Net cash flow used in financing activities	(1,048,388)	(70,757)	(221,586)

Effect of exchange rates on cash and cash equivalents	(1,316)	3,288	30

Net increase (decrease) in cash and cash equivalents	(210,940)	666,763	220,483

Cash and cash equivalents at beginning of period	1,920,491	1,253,728	1,016,152

Effect of the reconsolidation of Entergy New Orleans on cash and cash equivalents	-	-	17,093

Cash and cash equivalents at end of period	$1,709,551	$1,920,491	$1,253,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$568,417	$612,288	$611,197
Income taxes	$43,057	$137,234	$376,808

Noncash financing activities:
Long-term debt retired (equity unit notes)	$(500,000)	-	-
Common stock issued in settlement of equity unit purchase contracts	$500,000	-	-

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$85,861	$115,876
Temporary cash investments	1,623,690	1,804,615
Total cash and cash equivalents	1,709,551	1,920,491
Securitization recovery trust account	13,098	12,062
Accounts receivable:
Customer	553,692	734,204
Allowance for doubtful accounts	(27,631)	(25,610)
Other	152,303	206,627
Accrued unbilled revenues	302,463	282,914
Total accounts receivable	980,827	1,198,135
Deferred fuel costs	126,798	167,092
Accumulated deferred income taxes	-	7,307
Fuel inventory - at average cost	196,855	216,145
Materials and supplies - at average cost	825,702	776,170
Deferred nuclear refueling outage costs	225,290	221,803
System agreement cost equalization	70,000	394,000
Prepayments and other	386,040	247,184
TOTAL	4,534,161	5,160,389

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	39,580	66,247
Decommissioning trust funds	3,211,183	2,832,243
Non-utility property - at cost (less accumulated depreciation)	247,664	231,115
Other	120,273	107,939
TOTAL	3,618,700	3,237,544

PROPERTY, PLANT AND EQUIPMENT
Electric	36,343,772	34,495,406
Property under capital lease	783,096	745,504
Natural gas	314,256	303,769
Construction work in progress	1,547,319	1,712,761
Nuclear fuel under capital lease	527,521	465,374
Nuclear fuel	739,827	636,813
TOTAL PROPERTY, PLANT AND EQUIPMENT	40,255,791	38,359,627
Less - accumulated depreciation and amortization	16,866,389	15,930,513
PROPERTY, PLANT AND EQUIPMENT - NET	23,389,402	22,429,114

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	619,500	581,719
Other regulatory assets	3,647,154	3,615,104
Deferred fuel costs	172,202	168,122
Goodwill	377,172	377,172
Other	1,006,306	1,047,654
TOTAL	5,822,334	5,789,771

TOTAL ASSETS	$37,364,597	$36,616,818

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$711,957	$544,460
Notes payable	30,031	55,034
Accounts payable	998,228	1,475,745
Customer deposits	323,342	302,303
Taxes accrued	-	75,210
Accumulated deferred income taxes	48,584	-
Interest accrued	192,283	187,310
Deferred fuel costs	219,639	183,539
Obligations under capital leases	212,496	162,393
Pension and other postretirement liabilities	55,031	46,288
System agreement cost equalization	187,204	460,315
Other	215,202	273,297
TOTAL	3,193,997	3,765,894

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	7,422,319	6,565,770
Accumulated deferred investment tax credits	308,395	325,570
Obligations under capital leases	354,233	343,093
Other regulatory liabilities	421,985	280,643
Decommissioning and asset retirement cost liabilities	2,939,539	2,677,495
Accumulated provisions	141,315	147,452
Pension and other postretirement liabilities	2,241,039	2,177,993
Long-term debt	10,705,738	11,174,289
Other	711,334	880,998
TOTAL	25,245,897	24,573,303

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	217,343	217,029

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2009 and 248,174,087 shares in 2008	2,548	2,482
Paid-in capital	5,370,042	4,869,303
Retained earnings	8,043,122	7,382,719
Accumulated other comprehensive loss	(75,185)	(112,698)
Less - treasury stock, at cost (65,634,580 shares in 2009 and
58,815,518 shares in 2008)	4,727,167	4,175,214
Total common shareholders' equity	8,613,360	7,966,592
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	8,707,360	8,060,592

TOTAL LIABILITIES AND EQUITY	$37,364,597	$36,616,818

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

	For the Years Ended December 31,
	2009		2008		2007
	(In Thousands)

RETAINED EARNINGS
Retained Earnings - Beginning of period	$7,382,719		$6,735,965		$6,113,042

Add:
Net income attributable to Entergy Corporation	1,231,092	$1,231,092	1,220,566	$1,220,566	1,134,849	$1,134,849
Adjustments related to implementation of new accounting pronouncements	6,365		-		(4,600)
Total	1,237,457		1,220,566		1,130,249

Deduct:
Dividends declared on common stock	576,913		573,924		507,326
Capital stock and other expenses	141		(112)		-
Total	577,054		573,812		507,326

Retained Earnings - End of period	$8,043,122		$7,382,719		$6,735,965

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$120,830		$(12,540)		$(105,578)

Pension and other postretirement liabilities	(232,232)		(107,145)		(105,909)

Net unrealized investment gains	(4,402)		121,611		104,551

Foreign currency translation	3,106		6,394		6,424
Total	(112,698)		8,320		(100,512)

Net derivative instrument fair value changes
arising during the period (net of tax expense of $333, $78,837 and $57,185)	(2,887)	(2,887)	133,370	133,370	93,038	93,038

Pension and other postretirement liabilities (net of tax expense (benefit) of ($34,415), ($68,076) and $29,994)	(35,707)	(35,707)	(125,087)	(125,087)	(1,236)	(1,236)

Net unrealized investment gains (net of tax expense (benefit) of $102,845, ($108,049) and $23,562)	82,929	82,929	(126,013)	(126,013)	17,060	17,060

Adjustment related to implementation of new accounting pronouncement (net of tax benefit of ($4,921))	(6,365)	-	-	-	-	-

Foreign currency translation (net of tax benefit of ($246), ($1,770) and ($16))	(457)	(457)	(3,288)	(3,288)	(30)	(30)

Balance at end of period:
Accumulated derivative instrument fair value changes	117,943		120,830		(12,540)

Pension and other postretirement liabilities	(267,939)		(232,232)		(107,145)

Net unrealized investment gains	72,162		(4,402)		121,611

Foreign currency translation	2,649		3,106		6,394
Total	$(75,185)		$(112,698)		$8,320

Add: preferred dividend requirements of subsidiaries		19,958		19,969		25,105

Comprehensive Income		$1,294,928		$1,119,517		$1,268,786

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,869,303		$4,850,769		$4,827,265

Add:
Common stock issuances in settlement of equity unit purchase contracts	499,934		-		-
Common stock issuances related to stock plans	805		18,534		23,504
Total	500,739		18,534		23,504

Paid-in Capital - End of period	$5,370,042		$4,869,303		$4,850,769

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The accompanying consolidated financial statements include the accounts of Entergy Corporation and its subsidiaries.  As required by generally accepted accounting principles, all significant intercompany transactions have been eliminated in the consolidated financial statements.  Entergy's Registrant Subsidiaries (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy) also include their separate financial statements in this Form 10-K.  The Registrant Subsidiaries and many other Entergy subsidiaries maintain accounts in accordance with FERC and other regulatory guidelines.  Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or shareholders' (or members') equity.

Use of Estimates in the Preparation of Financial Statements

In conformity with generally accepted accounting principles, the preparation of Entergy Corporation's consolidated financial statements and the separate financial statements of the Registrant Subsidiaries requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used.

Revenues and Fuel Costs

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas generate, transmit, and distribute electric power primarily to retail customers in Arkansas, Louisiana, Louisiana, Mississippi, and Texas, respectively.  Entergy Gulf States Louisiana also distributes natural gas to retail customers in and around Baton Rouge, Louisiana.  Entergy New Orleans sells both electric power and natural gas to retail customers in the City of New Orleans, except for Algiers, where Entergy Louisiana is the electric power supplier.  Entergy's Non-Utility Nuclear segment derives almost all of its revenue from sales of electric power generated by plants owned by the Non-Utility Nuclear segment.

Entergy recognizes revenue from electric power and natural gas sales when power or gas is delivered to customers.  To the extent that deliveries have occurred but a bill has not been issued, Entergy's Utility operating companies accrue an estimate of the revenues for energy delivered since the latest billings.  The Utility operating companies calculate the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and prices in effect in Entergy's Utility operating companies' various jurisdictions.  Changes are made to the inputs in the estimate as needed to reflect changes in billing practices.  Each month the estimated unbilled revenue amounts are recorded as revenue and unbilled accounts receivable, and the prior month's estimate is reversed.  Therefore, changes in price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the next, and may result in variability in reported revenues from one period to the next as prior estimates are reversed and new estimates recorded.

Entergy's Utility operating companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers.  Where the fuel component of revenues is billed based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy's operating revenues are intended to recover from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans operating expenses and capital costs attributable to Grand Gulf.  The capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf, plus System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost.  Depreciation is computed on the straight-line basis at rates based on the applicable estimated service lives of the various classes of property. For the Registrant Subsidiaries, the original cost of plant retired or removed, less salvage, is charged to accumulated depreciation.  Normal maintenance, repairs, and minor replacement costs are charged to operating expenses.  Substantially all of the Registrant Subsidiaries' plant is subject to mortgage liens.

Electric plant includes the portions of Grand Gulf and Waterford 3 that have been sold and leased back.  For financial reporting purposes, these sale and leaseback arrangements are reflected as financing transactions.

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2009 and 2008, is shown below:

2009	Entergy	Utility	Non-Utility Nuclear	All Other
	(In Millions)
Production
Nuclear	$8,105	$5,414	$2,691	$-
Other	1,724	1,724	-	-
Transmission	2,922	2,889	33	-
Distribution	5,948	5,948	-	-
Other	1,876	1,398	255	223
Construction work in progress	1,547	1,134	412	1
Nuclear fuel (leased and owned)	1,267	747	520	-
Property, plant, and equipment - net	$23,389	$19,254	$3,911	$224

2008	Entergy	Utility	Non-Utility Nuclear	All Other
	(In Millions)
Production
Nuclear	$7,998	$5,468	$2,530	$-
Other	1,944	1,723	-	221
Transmission	2,757	2,724	33	-
Distribution	5,361	5,361	-	-
Other	1,554	1,283	271	-
Construction work in progress	1,713	1,441	252	20
Nuclear fuel (leased and owned)	1,102	596	506	-
Property, plant, and equipment - net	$22,429	$18,596	$3,592	$241

Depreciation rates on average depreciable property for Entergy approximated 2.7% in 2009, 2008, and 2007.  Included in these rates are the depreciation rates on average depreciable utility property of 2.7% in 2009, 2.7% in 2008, and 2.6% in 2007 and the depreciation rates on average depreciable non-utility property of 3.8% in 2009, 3.7% in 2008, and 3.6% in 2007.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

"Non-utility property - at cost (less accumulated depreciation)" for Entergy is reported net of accumulated depreciation of $197.8 million and $185.8 million as of December 31, 2009 and 2008, respectively.

Construction expenditures included in accounts payable at December 31, 2009 is $159.8 million.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2009 and 2008, is shown below:

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,017	$1,484	$1,450	$-	$-	$-	$1,463
Other	414	300	384	331	(6)	301	-
Transmission	819	416	611	467	27	543	6
Distribution	1,618	870	1,330	943	280	907	-
Other	202	185	307	220	174	113	21
Construction work in progress	115	84	510	63	21	82	199
Nuclear fuel (leased and owned)	185	163	122	-	-	-	85
Property, plant, and equipment - net	$4,370	$3,502	$4,714	$2,024	$496	$1,946	$1,774

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,063	$1,410	$1,434	$-	$-	$-	$1,561
Other	470	239	354	346	-	314	-
Transmission	782	386	508	476	21	545	6
Distribution	1,519	733	1,148	885	236	840	-
Other	201	180	302	194	165	110	20
Construction work in progress	142	202	602	82	22	221	123
Nuclear fuel (leased and owned)	137	152	74	-	-	-	133
Property, plant, and equipment - net	$4,314	$3,302	$4,422	$1,983	$444	$2,030	$1,843

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

2009	3.3%	1.9%	2.5%	2.6%	3.0%	2.3%	2.9%
2008	3.2%	2.2%	2.5%	2.6%	3.1%	2.4%	2.9%
2007	3.2%	2.2%	2.5%	2.5%	3.0%	2.4%	2.8%

Non-utility property - at cost (less accumulated depreciation) for Entergy Gulf States Louisiana is reported net of accumulated depreciation of $131 million and $126.2 million as of December 31, 2009 and 2008, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $2.3 million and $2.1 million as of December 31, 2009 and 2008, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Texas is reported net of accumulated depreciation of $9.2 million and $9 million as of December 31, 2009 and 2008, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2009, construction expenditures included in accounts payable are $13.2 million for Entergy Arkansas, $7.6 million for Entergy Gulf States Louisiana, $26.0 million for Entergy Louisiana, $3.0 million for Entergy Mississippi, $22 thousand for Entergy New Orleans, $4.4 million for Entergy Texas, and $15.7 million for System Energy.

System Energy has invested, through its subsidiary Entergy New Nuclear Development, LLC, in initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities.  As of December 31, 2009, $100.3 million in construction work in progress was recorded on System Energy's balance sheet related to this project.  In the first quarter 2010, $24.9 million, $24.9 million, and $49.5 million of this construction work in progress was transferred to Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi, respectively.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties.  The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2009, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

Generating Stations		Fuel-Type	Total Megawatt Capability (1)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	836	31.50%	$128	$91
	Common Facilities	Coal		15.75%	$32	$23
White Bluff	Units 1 and 2	Coal	1,640	57.00%	$486	$323
Ouachita (3)	Common Facilities	Gas		66.67%	$29	$1
Entergy Gulf States Louisiana -
Roy S. Nelson	Unit 6	Coal	550	40.25%	$236	$162
Big Cajun 2	Unit 3	Coal	588	24.15%	$141	$89
Ouachita (3)	Common Facilities	Gas		33.33%	$13	$-
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,678	25.00%	$247	$129
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	550	29.75%	$173	$115
Big Cajun 2	Unit 3	Coal	588	17.85%	$105	$66
System Energy -
Grand Gulf	Unit 1	Nuclear	1,210	90.00%(2)	$3,806	$2,315

Non-nuclear wholesale assets:
Independence	Unit 2	Coal	842	14.37%	$74	$39
	Common Facilities	Coal		7.18%	$15	$14
Harrison County		Gas	550	60.90%	$207	$29

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(1)
"Total Megawatt Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2)	Includes an 11.5% leasehold interest held by System Energy. System Energy's Grand Gulf lease obligations are discussed in Note 10 to the financial statements.
(3)
Ouachita Units 1 and 2 are owned 100% by Entergy Arkansas and Ouachita Unit 3 is owned 100% by Entergy Gulf States Louisiana.  The investment and accumulated depreciation numbers above are only for the common facilities.

Nuclear Refueling Outage Costs

Nuclear refueling outage costs are deferred during the outage and amortized over the estimated period to the next outage because these refueling outage expenses are incurred to prepare the units to operate for the next operating cycle without having to be taken off line.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction by the Registrant Subsidiaries.  AFUDC increases both the plant balance and earnings and is realized in cash through depreciation provisions included in rates.

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return.  Each tax paying entity records income taxes as if it were a separate taxpayer and consolidating adjustments are allocated to the tax filing entities in accordance with Entergy's intercompany income tax allocation agreement.  Deferred income taxes are recorded for all temporary differences between the book and tax basis of assets and liabilities, and for certain credits available for carryforward.  Entergy Louisiana, formed December 31, 2005, was not a member of the consolidated group in 2006 and 2007 and filed a separate federal income tax return.  Beginning January 1, 2008, Entergy Louisiana joined the Entergy consolidated federal income tax return.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates in the period in which the tax or rate was enacted.

Investment tax credits are deferred and amortized based upon the average useful life of the related property, in accordance with ratemaking treatment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings per Share

The following table presents Entergy's basic and diluted earnings per share calculation included on the consolidated statements of income:

	For the Years Ended December 31,
	2009			2008			2007
		(In Millions, Except Per Share Data)
Basic earnings per average common share	Income	Shares	$/share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$1,231.1	192.8	$6.39	$1,220.6	190.9	$6.39	$1,134.8	196.6	$5.77
Average dilutive effect of:
Stock options	-	2.2	(0.07)	-	4.1	(0.13)	-	5.0	(0.14)
Equity units	3.2	0.8	(0.02)	24.7	6.0	(0.06)	-	1.1	(0.03)
Deferred units	-	-	-	-	-	-	-	0.1	-
Diluted earnings per average common share	$1,234.3	195.8	$6.30	$1,245.3	201.0	$6.20	$1,134.8	202.8	$5.60

The calculation of diluted earnings per share excluded 4,368,614 options outstanding at December 31, 2009 that could potentially dilute basic earnings per share in the future.  Those options were not included in the calculation of diluted earnings per share because the exercise price of those options exceeded the average market price for the year.  As of December 31, 2008, the calculation of diluted earnings per share excluded 3,326,835 options because the exercise price of those options exceeded the average market price for the year.  All options to purchase common stock shares in 2007 were included in the computation of diluted earnings per share because the common share average market price at the end of 2007 was greater than the exercise prices of all of the options outstanding.

Entergy had 10,000,000 equity units outstanding as of December 31, 2008, that obligated the holders to purchase a certain number of shares of Entergy common stock for a stated price no later than February 17, 2009.  In February 2009, Entergy Corporation was unable to remarket successfully $500 million of notes associated with its equity units.  The note holders therefore put the notes to Entergy, Entergy retired the notes, and Entergy issued 6,598,000 shares of common stock to the note holders.

Stock-based Compensation Plans

Entergy grants stock options to key employees of the Entergy subsidiaries, which is described more fully in Note 12 to the financial statements.  Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options.  Awards under Entergy's plans generally vest over three years.  Stock-based compensation expense included in consolidated net income, net of related tax effects, for 2009 is $10.4 million, for 2008 is $10.7 million, and for 2007 is $8.9 million for Entergy's stock options granted.

Accounting for the Effects of Regulation

Entergy's Utility operating companies and System Energy are rate-regulated enterprises whose rates meet three criteria specified in accounting standards.  The Utility operating companies and System Energy have rates that (i) are approved by a body empowered to set rates that bind customers (its regulator); (ii) are cost-based; and (iii) can be charged to and collected from customers.  These criteria may also be applied to separable portions of a utility's business, such as the generation or transmission functions, or to specific classes of customers.  Because the Utility operating companies and System Energy meet these criteria, each of them capitalizes costs that would otherwise be charged to expense if the rate actions

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of its regulator make it probable that those costs will be recovered in future revenue.  Such capitalized costs are reflected as regulatory assets in the accompanying financial statements.  When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity's balance sheet.

An enterprise that ceases to meet the three criteria for all or part of its operations should report that event in its financial statements.  In general, the enterprise no longer meeting the criteria should eliminate from its balance sheet all regulatory assets and liabilities related to the applicable operations.  Additionally, if it is determined that a regulated enterprise is no longer recovering all of its costs, it is possible that an impairment may exist that could require further write-offs of plant assets.

Entergy Gulf States Louisiana does not apply regulatory accounting standards to the Louisiana retail deregulated portion of River Bend, the 30% interest in River Bend formerly owned by Cajun, and its steam business.  The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 15%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order.  The plan allows Entergy Gulf States Louisiana to sell the electricity from the deregulated assets to Louisiana retail customers at 4.6 cents per kWh or off-system at higher prices, with certain provisions for sharing incremental revenue above 4.6 cents per kWh between ratepayers and shareholders.

Cash and Cash Equivalents

Entergy considers all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at date of purchase to be cash equivalents.

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders' equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders' equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Effective January 1, 2009, Entergy adopted an accounting pronouncement providing guidance regarding recognition and presentation of other-than-temporary impairments related to investments in debt securities.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  See Note 17 to the financial statements for details on the decommissioning trust funds and the other than temporary impairments recorded in 2009 and 2008.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Equity Method Investees

Entergy owns investments that are accounted for under the equity method of accounting because Entergy's ownership level results in significant influence, but not control, over the investee and its operations.  Entergy records its share of earnings or losses of the investee based on the change during the period in the estimated liquidation value of the investment, assuming that the investee's assets were to be liquidated at book value.  In accordance with this method, earnings are allocated to owners or members based on what each partner would receive from its capital account if, hypothetically, liquidation were to occur at the balance sheet date and amounts distributed were based on recorded book values.  Entergy discontinues the recognition of losses on equity investments when its share of losses equals or exceeds its carrying amount for an investee plus any advances made or commitments to provide additional financial support.  See Note 14 to the financial statements for additional information regarding Entergy's equity method investments.

Derivative Financial Instruments and Commodity Derivatives

The accounting standards for derivative instruments and hedging activities require that all derivatives be recognized at fair value on the balance sheet, either as assets or liabilities, unless they meet the normal purchase, normal sales criteria.  The changes in the fair value of recognized derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.

Contracts for commodities that will be delivered in quantities expected to be used or sold in the ordinary course of business, including certain purchases and sales of power and fuel, meet the normal purchase, normal sales criteria and are not recognized on the balance sheet.  Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

For other contracts for commodities in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income.  To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged.  Gains or losses accumulated in other comprehensive income are reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item.  The ineffective portions of all hedges are recognized in current-period earnings.

Entergy has determined that contracts to purchase uranium do not meet the definition of a derivative under the accounting standards for derivative instruments because they do not provide for net settlement and the uranium markets are not sufficiently liquid to conclude that forward contracts are readily convertible to cash.  If the uranium markets do become sufficiently liquid in the future and Entergy begins to account for uranium purchase contracts as derivative instruments, the fair value of these contracts would be accounted for consistent with Entergy's other derivative instruments.

Fair Values

The estimated fair values of Entergy's financial instruments and derivatives are determined using bid prices and market quotes.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not accrue to the benefit or detriment of stockholders.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.  See Note 16 to the financial statements for further discussion of fair value.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Impairment of Long-Lived Assets

Entergy periodically reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain.  Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from such operations and assets.  Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy over the remaining life of the assets.

River Bend AFUDC

The River Bend AFUDC gross-up is a regulatory asset that represents the incremental difference imputed by the LPSC between the AFUDC actually recorded by Entergy Gulf States Louisiana on a net-of-tax basis during the construction of River Bend and what the AFUDC would have been on a pre-tax basis.  The imputed amount was only calculated on that portion of River Bend that the LPSC allowed in rate base and is being amortized through August 2025.

Reacquired Debt

The premiums and costs associated with reacquired debt of Entergy's Utility operating companies and System Energy (except that portion allocable to the deregulated operations of Entergy Gulf States Louisiana) are included in regulatory assets and are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Taxes Imposed on Revenue-Producing Transactions

Governmental authorities assess taxes that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes.  Entergy presents these taxes on a net basis, excluding them from revenues, unless required to report them differently by a regulatory authority.

Presentation of Non-Controlling Interests

In 2007, a new accounting pronouncement was issued regarding non-controlling interests that requires generally that ownership interests in subsidiaries held by parties other than the reporting company (non-controlling interests) be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the controlling shareholders' equity, and that the amount of consolidated net income attributable to the reporting company and to the non-controlling interests be clearly identified and presented on the face of the consolidated income statement.  This new accounting pronouncement became effective for Entergy in the first quarter 2009 and applies to preferred securities issued by Entergy subsidiaries to third parties.

Presentation of Preferred Stock without Sinking Fund

In connection with the adoption of the new accounting pronouncement regarding non-controlling interests Entergy evaluated the accounting standards regarding the classification and measurement of redeemable securities.  These standards require the classification of securities between liabilities and shareholders' equity on the balance sheet if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  The Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans articles of incorporation provide, generally, that the holders of each company's preferred securities may elect a majority of the respective company's board of directors if dividends are not paid for a year, until such time as the dividends in arrears are paid.  Therefore, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans present their preferred securities outstanding between liabilities and shareholders' equity on the balance sheet.  Entergy Gulf States Louisiana and Entergy Louisiana, both organized as limited liability companies, have outstanding preferred securities with similar protective rights with respect to unpaid dividends, but provide for the election of board members that would not constitute a majority of the board; and their preferred securities are therefore classified for all periods presented as a component of members' equity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The outstanding preferred securities of Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Asset Management, whose preferred holders also have protective rights as described in Note 6 to the financial statements, are similarly presented between liabilities and shareholders' equity on Entergy's consolidated balance sheets and the outstanding preferred securities of Entergy Gulf States Louisiana and Entergy Louisiana are presented within total equity in Entergy's consolidated balance sheets.  The preferred dividends or distributions paid by all subsidiaries are reflected for all periods presented outside of consolidated net income.

Subsequent Events

        Entergy evaluated events of which its management was aware subsequent to December 31, 2009, through the date that this annual report was issued.

New Accounting Pronouncements

In June 2009 the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46R".  SFAS 167 replaces the current quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  SFAS 167 also requires additional disclosures on an interim and annual basis about an enterprise's involvement in variable interest entities.  The standard will be effective for Entergy in the first quarter 2010.  Upon adoption, Entergy expects its subsidiaries that finance their nuclear fuel purchases through nuclear fuel leases to consolidate the special purpose nuclear fuel companies acting as lessors.  The adoption of  this statement will result in the reclassification of amounts between certain line items in the financial statements.

Entergy Gulf States Louisiana and Entergy Texas Basis of Presentation

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.  Entergy Texas now owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.'s 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas.  Entergy Gulf States Louisiana now owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

Because the jurisdictional separation was a transaction involving entities under common control, Entergy Texas recognized the assets and liabilities allocated to it at their carrying amounts in the accounts of Entergy Gulf States, Inc. at the time of the jurisdictional separation.  Entergy Texas' financial statements report results of operations for 2007 as though the jurisdictional separation had occurred at the beginning of 2007, and presented its 2007 balance sheet as though the assets and liabilities had been allocated at December 31, 2007.  Financial information presented for prior periods has also been presented on that basis to furnish comparative information.

As the successor to Entergy Gulf States, Inc. for financial reporting purposes, Entergy Gulf States Louisiana's income statement and cash flow statement for the year ended December 31, 2007 include the operations of Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 2.                      RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets

Other Regulatory Assets

Regulatory assets represent probable future revenues associated with costs that are expected to be recovered from customers through the regulatory ratemaking process affecting the Utility business.  In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the table below provides detail of "Other regulatory assets" that are included on Entergy's and the Registrant Subsidiaries' balance sheets as of December 31, 2009 and 2008:

Entergy
	2009	2008
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$403.9	$371.2
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2 – Retail Rate Proceedings – Filings with the LPSC)	23.2	48.4
Grand Gulf fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 Fuel and purchased power cost recovery)	58.2	28.6
Gas hedging costs - recovered through fuel rates	0.4	66.8
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non Qualified Pension Plans) (b)	1,481.7	1,468.6
Postretirement benefits - recovered through 2012 (Note 11 – Other Postretirement Benefits) (b)	7.2	9.6
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	1,183.2	1,041.4
Removal costs - recovered through depreciation rates (Note 9) (b)	44.4	63.9
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	28.1	29.9
Sale-leaseback deferral - Grand Gulf and Waterford 3 Lease Obligations recovered through June 2014 and December 2044, respectively (Note 10 – Sale and Leaseback Transactions – Grand Gulf Lease Obligations and Waterford 3 Lease Obligations)	115.3	122.8
Spindletop gas storage facility - recovered through December 2032 (a)	34.2	35.8
Transition to competition - recovered through February 2021 (Note 2 – Retail Rate Proceedings – Filings with the PUCT and Texas Cities)	101.9	107.6
Unamortized loss on reacquired debt - recovered over term of debt	115.0	124.0
Unrealized loss on decommissioning trust funds	-	42.3
Other	50.5	54.2
Total	$3,647.2	$3,615.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas
	2009	2008
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$179.4	$164.9
Removal costs - recovered through depreciation rates (Note 9) (b)	-	5.9
Incremental ice storm costs - recovered through 2032	11.6	12.1
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	447.6	441.6
Grand Gulf fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	8.2	19.4
Postretirement benefits - recovered through 2012 (Note 11 – Other Postretirement Benefits) (b)	7.2	9.6
Provision for storm damages - recovered either through securitization or retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	61.7	-
Unamortized loss on reacquired debt - recovered over term of debt	29.7	32.3
Other	1.6	3.2
Entergy Arkansas Total	$747.0	$689.0

Entergy Gulf States Louisiana
	2009	2008
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$17.6	$15.0
Gas hedging costs - recovered through fuel rates	0.3	20.2
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	142.7	121.2
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	43.8	32.3
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2 – Retail Rate Proceedings – Filings with the LPSC)	15.7	13.6
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	28.1	29.9
Spindletop gas storage facility - recovered through December 2032 (a)	34.2	35.8
Unamortized loss on reacquired debt - recovered over term of debt	14.1	15.2
Other	3.3	4.7
Entergy Gulf States Louisiana Total	$299.8	$287.9

Entergy Louisiana
	2009	2008
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$99.9	$86.2
FRP deferral - recovery to be determined in formula rate plan proceeding	-	17.5
Gas hedging costs - recovered through fuel rates	-	26.7
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	200.4	196.8
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	91.6	80.4
Deferred capacity - recovery timing will be determined by the LPSC in the formula rate plan filings (Note 2 – Retail Rate Proceedings – Filings with the LPSC)	7.5	32.3
Sale-leaseback deferral - recovered through December 2044 (Note 10 – Sale and Leaseback Transactions – Waterford 3 Lease Obligations )	40.7	31.8
Unamortized loss on reacquired debt - recovered over term of debt	19.7	21.7
Other	17.2	21.7
Entergy Louisiana Total	$477.0	$515.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi
	2009	2008
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$4.7	$4.5
Removal costs - recovered through depreciation rates (Note 9) (b)	44.5	40.0
Grand Gulf fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	50.0	9.3
Gas hedging costs - recovered through fuel rates	-	15.6
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	131.5	136.3
Provision for storm damages - recovered through retail rates	10.0	9.3
Unamortized loss on reacquired debt - recovered over term of debt	10.1	11.3
Other	0.6	0.6
Entergy Mississippi Total	$251.4	$226.9

Entergy New Orleans
	2009	2008
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$3.0	$2.8
Removal costs - recovered through depreciation rates (Note 9) (b)	15.2	15.4
Gas hedging costs - recovered through fuel rates	0.2	4.3
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	74.8	82.5
Provision for storm damages, including hurricane costs - recovered through insurance proceeds and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	23.8	99.7
Unamortized loss on reacquired debt - recovered over term of debt	2.9	3.2
Other	5.8	0.6
Entergy New Orleans Total	$125.7	$208.5

Entergy Texas
	2009	2008
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$1.5	$1.7
Removal costs - recovered through depreciation rates (Note 9) (b)	7.2	34.7
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	145.9	149.2
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	952.2	811.1
Transition to competition - recovered through February 2021 (Note 2 – Retail Rate Proceedings – Filings with the PUCT and Texas Cities)	101.9	107.6
Unamortized loss on reacquired debt - recovered over term of debt	13.5	12.3
Other	9.9	0.7
Entergy Texas Total	$1,232.1	$1,117.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy
	2009	2008
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$97.8	$96.1
Unrealized loss on decommissioning trust funds	-	31.3
Removal costs - recovered through depreciation rates (Note 9) (b)	13.9	14.5
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Other Postretirement Benefits) (b)	78.4	72.1
Sale-leaseback deferral - recovered through June 2014 (Note 10 – Sale and Leaseback Transactions – Grand Gulf Lease Obligations)	74.6	91.0
Unamortized loss on reacquired debt - recovered over term of debt	25.0	28.0
Other	0.3	0.4
System Energy Total	$290.0	$333.4

(a)
The jurisdictional split order assigned the regulatory asset to Entergy Texas.  The regulatory asset, however, is being recovered and amortized at Entergy Gulf States Louisiana.  As a result, a billing will occur monthly over the same term as the recovery and receipts will be submitted to Entergy Texas.  Entergy Texas has recorded a receivable from Entergy Gulf States Louisiana and Entergy Gulf States Louisiana has recorded a corresponding payable.

(b)	Does not earn a return on investment, but is offset by related liabilities.

Fuel and purchased power cost recovery

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is recorded as "Deferred fuel costs" on the Utility operating companies' financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2009 and 2008, that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

	2009	2008
	(In Millions)

Entergy Arkansas	$122.8	$119.1
Entergy Gulf States Louisiana (a)	$57.8	$8.1
Entergy Louisiana (a)	$66.4	($23.6)
Entergy Mississippi	($72.9)	$5.0
Entergy New Orleans (a)	$8.1	$21.8
Entergy Texas	($102.7)	$21.2

(a)
2009 and 2008 include $100.1 million for Entergy Gulf States Louisiana and $68 million for Entergy Louisiana of fuel, purchased power, and capacity costs that are expected to be recovered over a period greater than twelve months.  2009 includes $4.1 million for Entergy New Orleans of fuel, purchased power, and capacity costs that are expected to be recovered over a period greater than twelve months.

Entergy Gulf States Louisiana made a $36.8 million adjustment to its deferred fuel costs in the fourth quarter 2009 relating to unrecovered nuclear fuel costs incurred since January 2008 that will now be recovered after a revision to the fuel adjustment clause methodology.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Production Cost Allocation Rider

In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings.  These costs cause an increase in Entergy Arkansas' deferred fuel cost balance, because Entergy Arkansas pays the costs over seven months but collects them from customers over twelve months.  In December 2007, the APSC issued a subsequent order stating that termination of the rider would be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - System Agreement Proceedings" for a discussion of the System Agreement proceedings.

Energy Cost Recovery Rider

Entergy Arkansas' retail rates include an energy cost recovery rider.  In December 2007, the APSC issued an order stating that termination of the energy cost recovery rider would be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

In March 2009, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2009 through March 2010.  The filed energy cost rate decreased from $0.02456/kWh to $0.01552/kWh.  The decrease was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, had refueling outages in 2008, and the previous energy cost rate had been adjusted to account for the replacement power costs that would be incurred while these units were down; 2) Entergy Arkansas had a deferred fuel cost liability from over-recovered fuel costs at December 31, 2008, as compared to a deferred fuel cost asset from under-recovered fuel costs at December 31, 2007; offset by 3) an increase in the fuel and purchased power prices included in the calculation.

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

APSC Investigations

In September 2005, Entergy Arkansas filed with the APSC an interim energy cost rate per the energy cost recovery rider, which provides for an interim adjustment should the cumulative over- or under-recovery for the energy period exceed 10 percent of the energy costs for that period.  In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim energy cost rate.  The investigation is focused on Entergy Arkansas' 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries.  In March 2006, the APSC extended its investigation to cover the costs included in Entergy Arkansas' March 2006 annual energy cost rate filing, and a hearing was held in the APSC energy cost recovery investigation in October 2006.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In January 2007, the APSC issued an order in its review of the energy cost rate.  The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs resulting from two outages caused by employee and contractor error.  The coal plant generation curtailments were caused by railroad delivery problems and Entergy Arkansas has since resolved litigation with the railroad regarding the delivery problems.  The APSC staff was directed to perform an analysis with Entergy Arkansas' assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within 60 days of the order.  After a final determination of the costs is made by the APSC, Entergy Arkansas would be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider.  Entergy Arkansas requested rehearing of the order.  In March 2007, in order to allow further consideration by the APSC, the APSC granted Entergy Arkansas' petition for rehearing and for stay of the APSC order.

In October 2008, Entergy Arkansas filed a motion to lift the stay and to rescind the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas' rehearing petition and because the value for Entergy Arkansas' customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent.  The APSC staff, the AEEC, and the Arkansas attorney general support the lifting of the stay but request additional proceedings.  In December 2008, the APSC denied the motion to lift the stay pending resolution of Entergy Arkansas' rehearing request and of the unresolved issues in the proceeding.  The APSC ordered the parties to submit their unresolved issues list in the pending proceeding, which the parties have done.  In February 2010 the APSC denied Entergy Arkansas' request for rehearing, and scheduled a hearing for September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.

The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concludes with testimony through September 2010.  The APSC may set a hearing in a future order, if necessary.

Entergy Gulf States Louisiana and Entergy Louisiana

In Louisiana, Entergy Gulf States Louisiana and Entergy Louisiana recover electric fuel and purchased power costs for the upcoming month based upon the level of such costs from the prior month.  Entergy Gulf States Louisiana's purchased gas adjustments include estimates for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order.  The time period that is the subject of the audit is January 1, 2000 through December 31, 2001.  In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to an alleged failure to uprate Waterford 3 in a timely manner.  This issue was resolved with a March 2005 global settlement.  Subsequent to the issuance of the audit report, the scope of this docket was expanded to include a review of annual reports on fuel and purchased power transactions with affiliates and a prudence review of transmission planning issues and to include the years 2002 through 2004.  Hearings were held in November 2006.  In May 2008 the ALJ issued a final recommendation that found in Entergy Louisiana's favor on the issues, except for the disallowance of hypothetical SO2 allowance costs included in affiliate purchases.  The ALJ recommended a refund of the SO2 allowance costs collected to date and a realignment of these costs into base rates prospectively with an amortization of the refunded amount through base rates over a five-year period.  The LPSC issued an order in December 2008 affirming the ALJ's recommendation.  Entergy Louisiana recorded a provision for the disallowance, including interest, and refunded approximately $7 million to customers in 2009.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates pursuant to a November 1997 LPSC general order.  The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause in

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Louisiana for the period January 1, 1995 through December 31, 2002.  Discovery is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established, and the LPSC staff has not yet issued its audit report.  In June 2005, the LPSC expanded the audit period to include the years through 2004.

Entergy Mississippi

Entergy Mississippi's rate schedules include an energy cost recovery rider that is adjusted quarterly to reflect accumulated over- or under-recoveries from the second prior quarter.

In July 2008 the MPSC began a proceeding to investigate the fuel procurement practices and fuel adjustment schedules of the Mississippi utility companies, including Entergy Mississippi.  A two-day public hearing was held in July 2008, and after a recess during which the MPSC reviewed information, the hearing resumed on August 5, 2008, for additional testimony by an expert witness retained by the MPSC.  The MPSC's witness presented testimony regarding a review of the utilities' fuel adjustment clauses.  The MPSC stated that the goal of the proceeding is fact-finding so that the MPSC may decide whether to amend the current fuel cost recovery process.  In February 2009 the MPSC published a final report of its expert witness, which discussed Entergy Mississippi's fuel procurement activities and made recommendations regarding fuel recovery practices in Mississippi.

In addition, in October 2008 the MPSC issued an order directing Entergy Mississippi and Entergy Services to provide documents associated with fuel adjustment clause litigation in Louisiana involving Entergy Louisiana and Entergy New Orleans, and in January 2009 issued an order requiring Entergy Mississippi to provide additional information related to the long-term Evangeline gas contract that had been an issue in the fuel adjustment clause litigation in Louisiana.  Entergy Mississippi and Entergy Services filed a response to the MPSC order stating that gas from the Evangeline gas contract had been sold into the Entergy System exchange and had an effect on the costs paid by Entergy Mississippi's customers.  The MPSC's investigation is ongoing.

In August 2009 the MPSC retained an independent audit firm to audit Entergy Mississippi's fuel adjustment clause submittals for the period October 2007 through September 2009.  The independent audit firm submitted its report to the MPSC in December 2009.  The report does not recommend that any costs be disallowed for recovery.  The report did suggest that some costs, less than one percent of the fuel and purchased power costs recovered during the period, may have been more reasonably charged to customers through base rates rather than through fuel charges, but the report did not suggest that customers should not have paid for those costs.  In November 2009 the MPSC also retained another firm to review processes and practices related to fuel and purchased energy.  The results of that review are due to the MPSC in March 2010.

In January 2010 the MPSC issued an order certifying to the Mississippi Legislature the independent audit report and the Public Utilities Staff's annual fuel audit report for the years ended September 30, 2008 and 2009, which did not find any imprudent costs.  The order stated that the MPSC will open a rulemaking docket to address certain policy issues regarding allowable fuel adjustment costs, fuel adjustment mechanisms, and related matters.

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The litigation is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  On December 29, 2008, the defendant Entergy companies filed to remove the attorney general's suit to U.S. District Court (the forum that Entergy believes is appropriate to resolve the types of federal issues raised in the suit), where it is currently pending, and additionally answered the complaint and filed a counter-claim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act.  The Mississippi attorney general has filed a pleading seeking to remand the matter to state court.  In May 2009, the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

defendant Entergy companies filed a motion for judgment on the pleadings asserting grounds of federal preemption, the exclusive jurisdiction of the MPSC, and factual errors in the attorney general's complaint.

Entergy New Orleans

Entergy New Orleans' electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel and purchased power costs incurred with fuel cost revenues billed to customers, including carrying charges.  In June 2006 the City Council authorized the recovery of all Grand Gulf costs through Entergy New Orleans' fuel adjustment clause (a significant portion of Grand Gulf costs was previously recovered through base rates), and continued that authorization in approving the October 2006 formula rate plan filing settlement.  Effective June 2009, the majority of Grand Gulf costs were realigned to base rates and are no longer flowed through the fuel adjustment clause.

Entergy New Orleans' gas rate schedules include a purchased gas adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, including carrying charges.  In October 2005, the City Council approved modification of the gas cost collection mechanism effective November 2005 in order to address concerns regarding its fluctuations, particularly during the winter heating season.  The modifications are intended to minimize fluctuations in gas rates during the winter months.

Entergy Texas

Entergy Texas' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates.  The fixed fuel factor formula was revised and approved by a PUCT order in August 2006.  The new formula was implemented in September 2006.  Under the new methodology, semi-annual revisions of the fixed fuel factor will continue to be made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas' fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT.

In July 2005, Entergy Texas filed with the PUCT a request for implementation of an incremental purchased capacity recovery rider.  Through this rider Entergy Texas sought to recover incremental revenues that represent the incremental purchased capacity costs, including Entergy Texas' obligation to purchase power from Entergy Louisiana's Perryville plant, over what is already in Entergy Texas' base rates.  The PUCT approved an initial rider to collect $18 million annually, which was increased to $21 million in subsequent years.  Under the settlement of the 2007 rate case discussed below, this rider ceased on January 28, 2009, with the implementation of stipulated base rates.  The amounts collected through the rider are subject to reconciliation.

In May 2006, Entergy Texas filed with the PUCT a fuel and purchased power reconciliation case covering the period September 2003 through December 2005 for costs recoverable through the fixed fuel factor rate and the incremental purchased capacity recovery rider.  Entergy Texas sought reconciliation of $1.6 billion of fuel and purchased power costs on a Texas retail basis.  A hearing was conducted before the ALJs in April 2007.  In July 2007, the ALJs issued a proposal for decision recommending that Entergy Texas be authorized to reconcile all of its requested fixed fuel factor expenses and recommending a minor exception to the incremental purchased capacity recovery calculation.  The ALJs also recommended granting an exception to the PUCT rules to allow for recovery of an additional $11.4 million in purchased power capacity costs.  In September 2007, the PUCT issued an order, which affirmed the ultimate result of the ALJs' proposal for decision.  Upon motions for rehearing, the PUCT added additional language in its order on rehearing to further clarify its position that 30% of River Bend should not be regulated by the PUCT.  Two parties filed a second motion for rehearing, but the PUCT declined to address them.  The PUCT's decision has been appealed to the Travis County District Court.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In March 2007, Entergy Texas filed a request with the PUCT to refund $78.5 million, including interest, of fuel cost recovery over-collections through January 2007.  In June 2007 the PUCT approved a unanimous stipulation and settlement agreement that updated the over-collection balance through April 2007 and established a refund amount, including interest, of $109.4 million.  The refund was made over a two-month period beginning with the first billing cycle in July 2007.

In October 2007, Entergy Texas filed a request with the PUCT to refund $45.6 million, including interest, of fuel cost recovery over-collections through September 2007.  In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that updated the over-collection balance through November 2007 and established a refund amount, including interest, of $71 million.  The PUCT approved the agreement in February 2008.  The refund was made over a two-month period beginning February 2008, but was reduced by $10.3 million of under-recovered incremental purchased capacity costs.

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  The PUCT adopted the ALJ's proposal for decision in December 2008.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, the PUCT's decision would result in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery.  The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas commenced proceedings in both state and federal district courts seeking to reverse the PUCT's decision.  The federal proceeding has been abated pending further action by the FERC in the proceeding discussed below.  No procedural schedule has been set for the state proceeding.

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

In May 2009, Entergy Texas filed with the PUCT a request to refund $46.1 million, including interest, of fuel cost recovery over-collections through February 2009.  Entergy Texas requested that the proposed refund be made over a four-month period beginning June 2009.  Pursuant to a stipulation among the various parties, in June 2009 the PUCT issued an order approving a refund of $59.2 million, including interest, of fuel cost recovery overcollections through March 2009.  The refund was made over a three-month period beginning July 2009, with the exception of certain industrial and seasonal/agricultural customers who received a one-month refund.

In October 2009, Entergy Texas filed with the PUCT a request to refund approximately $71 million, including interest, of fuel cost recovery over-collections through September 2009.  Entergy Texas requested that the proposed refund be made over a six-month period beginning January 2010.  Pursuant to a stipulation among the various parties, the PUCT issued an order approving a refund of $87.8 million, including interest, of fuel cost recovery overcollections through October 2009.  The refund will be made over a three-month period beginning January 2010, with the exception of certain industrial and seasonal/agricultural customers who received a one-month refund.

Entergy Texas' December 2009 rate case filing, which is discussed below, also includes a request to reconcile $1.8 billion of fuel and purchased power costs covering the period April 2007 through June 2009.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Storm Cost Recovery Filings with Retail Regulators

Entergy Arkansas

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and has reinstated storm reserve accounting effective January 1, 2009.  A hearing on Entergy Arkansas' request is scheduled for March 2010.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities.  On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm.  On February 16, 2009, Entergy Arkansas filed a request with the APSC for an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery.  The APSC issued such an order in March 2009 subject to certain conditions, including that if Entergy Arkansas seeks to recover the deferred costs, those costs will be subject to investigation for whether they are incremental, prudent, and reasonable.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage restoration costs.  On February 1, 2010, Entergy Arkansas requested a financing order to issue approximately $127.5 million in storm recovery bonds, which included carrying costs of $11.7 million and $4.6 million of up-front financing costs to pay for ice storm restoration because Entergy Arkansas' analysis demonstrates retail customers will benefit from lower costs using securitization.  The APSC has established a procedural schedule that includes a hearing in April 2010 and states that the APSC will issue its final order by June 15, 2010.  Entergy Arkansas' September 2009 general rate filing also requested recovery of the January 2009 ice storm costs over 10 years if it was expected that securitization would not produce lower costs for customers, and Entergy Arkansas will remove this request if the APSC approves securitization.

Entergy Texas

Hurricane Rita

In July 2006, Entergy Texas filed an application with the PUCT with respect to its Hurricane Rita reconstruction costs incurred through March 2006.  The filing asked the PUCT to determine the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Texas allocates those costs among its retail customer classes.  In December 2006, the PUCT approved $381 million of reasonable and necessary hurricane reconstruction costs incurred through March 31, 2006, plus carrying costs, as eligible for recovery.  After netting expected insurance proceeds, the amount is $353 million.

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover the $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits.  See Note 5 to the financial statements for a discussion of the June 2007 issuance of the securitization bonds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Hurricane Ike and Hurricane Gustav

Entergy Texas filed an application in April 2009 seeking a determination that $577.5 million of Hurricane Ike and Hurricane Gustav restoration costs are recoverable, including estimated costs for work to be completed.  On August 5, 2009, Entergy Texas submitted to the ALJ an unopposed settlement agreement intended to resolve all issues in the storm cost recovery case.  Under the terms of the agreement $566.4 million, plus carrying costs, are eligible for recovery.  Insurance proceeds will be credited as an offset to the securitized amount.  Of the $11.1 million difference between Entergy Texas' request and the amount agreed to, which is part of the black box agreement and not directly attributable to any specific individual issues raised, $6.8 million is operation and maintenance expense for which Entergy Texas recorded a charge in the second quarter 2009.  The remaining $4.3 million was recorded as utility plant.  The PUCT approved the settlement in August 2009, and in September 2009 the PUCT approved recovery of the costs, plus carrying costs, by securitization.  See Note 5 to the financial statements for a discussion of the November 2009 issuance of the securitization bonds.

Entergy Gulf States Louisiana and Entergy Louisiana

Hurricane Gustav and Hurricane Ike

Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana made a supplemental filing to, among other things, recommend recovery of the costs and replenishment of the storm reserves by Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing, as discussed below.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that, if approved, provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when Act 55 financing is accomplished.  The parties to the proceeding have agreed to a procedural schedule that includes March/April 2010 hearing dates for both the recoverability and the method of recovery proceedings.

Hurricane Katrina and Hurricane Rita

In February 2007, Entergy Louisiana and Entergy Gulf States Louisiana filed a supplemental and amending application by which they sought authority from the LPSC to securitize their Hurricane Katrina and Hurricane Rita storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued.  Securitization is authorized by a law signed by the Governor of Louisiana in May 2006.  Hearings on the quantification of the amounts eligible for securitization began in late-April 2007.  At the start of the hearing, a stipulation among Entergy Gulf States Louisiana, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record.  The stipulation quantified the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States Louisiana, and set the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States Louisiana.  The stipulation also called for securitization of the storm restoration costs and storm reserves in those same amounts.  In August 2007, the LPSC issued orders approving recovery of the stipulated storm cost recovery and storm reserve amounts plus certain debt retirement and upfront and ongoing costs through securitization financing.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings).  The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively, through prospective annual rate reductions of $2 million and $6 million for five years.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  In May 2008, the Louisiana State Bond Commission granted final approval of the Act 55 financings.

On July 29, 2008, the LPFA issued $687.7 million in bonds under the aforementioned Act 55.  From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

On August 26, 2008, the LPFA issued $278.4 million in bonds under the aforementioned Act 55.  From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $187.7 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy Gulf States Louisiana and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LPFA, and there is no recourse against Entergy, Entergy Gulf States Louisiana or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana and Entergy Louisiana collect a system restoration charge on behalf of the LPFA, and remit the collections to the LPFA.  By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Gulf States Louisiana and Entergy Louisiana do not report the collections as revenue because they are merely acting as the billing and collection agent for the state.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

           In March 2006, the Governor of Mississippi signed a law that established a mechanism by which the MPSC could authorize and certify an electric utility financing order and the state could issue bonds to finance the costs of repairing damage caused by Hurricane Katrina to the systems of investor-owned electric utilities.  In June 2006, the MPSC issued an order certifying Entergy Mississippi's Hurricane Katrina restoration costs incurred through March 31, 2006 of $89 million, net of estimated insurance proceeds.  Two days later, Entergy Mississippi filed a request with the Mississippi Development Authority for $89 million of Community Development Block Grant (CDBG) funding for reimbursement of its Hurricane Katrina infrastructure restoration costs.  Entergy Mississippi also filed a Petition for Financing Order with the MPSC for authorization of state bond financing of $169 million for Hurricane Katrina restoration costs and future storm costs.  The $169 million amount included the $89 million of Hurricane Katrina restoration costs plus $80 million to build Entergy Mississippi's storm damage reserve for the future.  Entergy Mississippi's filing stated that the amount actually financed through the state bonds would be net of any CDBG funds that Entergy Mississippi received.

In October 2006, the Mississippi Development Authority approved for payment and Entergy Mississippi received $81 million in CDBG funding for Hurricane Katrina costs.  The MPSC then issued a financing order authorizing the issuance of state bonds to finance $8 million of Entergy Mississippi's certified Hurricane Katrina restoration costs and $40 million for an increase in Entergy Mississippi's storm damage reserve.  $30 million of the storm damage reserve was set aside in a restricted account.  A Mississippi state entity issued the bonds in May 2007, and Entergy Mississippi received proceeds of $48 million.  Entergy Mississippi does not report the bonds on its balance sheet because the bonds are the obligation of the state entity, and there is no recourse against Entergy Mississippi in the event of a bond default.  To service the bonds, Entergy Mississippi collects a system restoration charge on behalf of the issuer, and remits the collections to the issuer.  By analogy to and in accordance with Entergy's accounting policy for collection of sales taxes, Entergy Mississippi does not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Entergy New Orleans

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that included CDBG funding (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allowed state and local leaders to fund individual recovery priorities.  In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild (which is discussed below).  Entergy New Orleans received $180.8 million of CDBG funds in 2007.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

2006 Base Rate Filing

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates.  Entergy Arkansas requested a general base rate increase (using an ROE of 11.25%), which it subsequently adjusted to a request for a $106.5 million annual increase.  In June 2007, after hearings on the filing, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set a return on common equity of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure.  For the purpose of setting rates, the APSC disallowed a portion of costs associated with incentive compensation based on financial measures and all costs associated with Entergy's stock-based compensation plans.  In addition, under the terms of the APSC's decision, the order eliminated storm reserve accounting and set an amount of $14.4 million in base rates to address

Entergy Corporation and Subsidiaries
Notes to Financial Statements

storm restoration costs, regardless of the actual annual amount of future restoration costs.  The APSC's June 2007 decision left Entergy Arkansas with no mechanism to recover $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $18 million of removal costs associated with the termination of a lease.

The APSC denied Entergy Arkansas' request for rehearing of its June 2007 decision, and the base rate change was implemented August 29, 2007, effective for bills rendered after June 15, 2007.  In December 2008 the Arkansas Court of Appeals upheld almost all aspects of the APSC decision.  After considering the progress of the proceeding in light of the decision of the Court of Appeals, Entergy Arkansas recorded in the fourth quarter 2008 an approximately $70 million charge to earnings, on both a pre- and after-tax basis because these are primarily flow-through items, to recognize that the regulatory assets associated with the storm reserve costs, lease termination removal costs, and stock-based compensation are no longer probable of recovery.  In April 2009 the Arkansas Supreme Court denied Entergy Arkansas' petition for review of the Court of Appeals decision.

2009 Base Rate Filing

On September 4, 2009, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Entergy Arkansas requested a $223.2 million base rate increase that would become effective in July 2010.  The filing reflects an 11.5% return on common equity using a projected capital structure, and proposes a formula rate plan mechanism.  Proposed formula rate plan provisions include a +/- 25 basis point bandwidth, with earnings outside the bandwidth reset to the 11.5% return on common equity midpoint and rates changing on a prospective basis depending on whether Entergy Arkansas is over or under-earning.  The proposed formula rate plan also includes a recovery mechanism for APSC-approved costs for additional capacity purchases or construction/acquisition of new transmission or generating facilities.  Entergy Arkansas is also seeking an increase in its annual storm damage accrual from $14.4 million to $22.3 million.  The APSC scheduled hearings in the proceeding beginning in May 2010.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2009 Rate Case

In December 2009, Entergy Texas filed a rate case requesting a $198.7 million increase reflecting an 11.5% return on common equity based on an adjusted June 2009 test year.  The filing includes a proposed cost of service adjustment rider with a three-year term beginning with the 2010 calendar year as the initial evaluation period.  Key provisions include a plus or minus 15 basis point bandwidth, with earnings outside the bandwidth reset to the bottom or top of the band and rates changing prospectively depending upon whether Entergy Texas is under or over-earning.  The annual change in revenue requirement is limited to a percentage change in the Consumer Price Index for urban areas, and the filing includes a provision for extraordinary events greater than $10 million per year that would be considered separately.  The filing also proposes a purchased power recovery rider and a competitive generation service tariff and will establish test year baseline values to be used in the transmission cost recovery factor rider authorized for use by Entergy Texas in the 2009 legislative session.  The rate case also includes a $2.8 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the 70% share of River Bend for which Entergy Texas retail customers are responsible, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  Hearings in the proceeding are scheduled for July 2010, and the PUCT is required to issue a final order by November 1, 2010.  Beginning in May 2010, Entergy Texas will be allowed to implement a $17.5 million interim rate increase, subject to refund.  The rates set by a final order will be effective back to September 13, 2010.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2007 Rate Case

Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million.  On December 16, 2008, Entergy Texas filed a term sheet that reflected a settlement agreement that included the PUCT Staff and the other active participants in the rate case.  On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the agreement.  The agreement includes a $46.7 million base rate increase, among other provisions.  Under the ALJs' interim order, Entergy Texas implemented interim rates, subject to refund and surcharge, reflecting the rates established through the settlement.  These rates became effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008.  In addition, the existing recovery mechanism for incremental purchased power capacity costs ceased as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding.  The agreement adopted by the PUCT also reconciles fuel and purchased power costs for the period January 1, 2006 through March 31, 2007.  Certain Texas municipalities exercised their original jurisdiction and took final action to approve rates consistent with the interim rates approved by the ALJs.  In March 2009, the PUCT approved the settlement, which made the interim rates final.

Transition to Competition Costs

In August 2005, Entergy Texas filed with the PUCT an application for recovery of its transition to competition costs.  Entergy Texas requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider.  The $189 million represents transition to competition costs Entergy Texas incurred from June 1, 1999 through June 17, 2005 in preparing for the potential of competition in its Texas service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006.  The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period.  Entergy Texas reached a unanimous settlement agreement, which the PUCT approved in June 2006, on all issues with the active parties in the transition to competition cost recovery case.  The agreement allows Entergy Texas to recover $14.5 million per year in transition to competition costs over a 15-year period.  Entergy Texas implemented rates based on this revenue level on March 1, 2006.

Filings with the LPSC

Formula Rate Plans (Entergy Gulf States Louisiana and Entergy Louisiana)

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States Louisiana and Entergy Louisiana.  The settlement included the establishment of a three-year formula rate plan for Entergy Gulf States Louisiana that, among other provisions, establishes a return on common equity mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding.  Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% are allocated 60% to customers and 40% to Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana made its initial formula rate plan filing in June 2005.  The formula rate plan was subsequently extended one year.

Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase in January 2004.  In May 2005 the LPSC approved a settlement that included the adoption of a three-year formula rate plan, the terms of which included an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding.  Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana.  The initial formula rate plan filing was made in May 2006.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As discussed below the formula rate plans for Entergy Gulf States Louisiana and Entergy Louisiana have been extended, with return on common equity provisions consistent with previously approved provisions, to cover the 2008, 2009, and 2010 test years.

Retail Rates - Electric

(Entergy Louisiana)

In October 2009 the LPSC approved a settlement that resolves Entergy Louisiana's 2006 and 2007 test year filings.  The settlement provides for a new formula rate plan for the 2008, 2009, and 2010 test years.  Entergy Louisiana is permitted, effective with the November 2009 billing cycle, to reset its rates to achieve a 10.25% return on equity for the 2008 test year.  10.25% is the target midpoint return on equity for the new formula rate plan, with an earnings bandwidth of +/- 80 basis points (9.45% - 11.05%).  The rate reset, a $2.5 million increase that includes a $16.3 million cost of service adjustment less a $13.8 million net reduction for decreased capacity costs and a base rate reclassification, was implemented for the November 2009 billing cycle, and the rate reset will be subject to refund pending review of the 2008 test year filing that was made on October 21, 2009.  The settlement does not allow recovery through the formula rate plan of most of Entergy Louisiana's costs associated with Entergy's stock option plan.  Pursuant to the settlement Entergy Louisiana refunded to its customers $12.9 million, which includes interest, in the November 2009 billing cycle.  The LPSC Staff and one intervenor filed comments on the 2008 test year filing in January 2010.  Entergy Louisiana has until March 2010 to provide an initial response to the proposed adjustments and discovery is ongoing.  Entergy Louisiana will implement any agreed changes by March 15, 2010.  A procedural schedule to address any contested issues would be set after March 15, 2010.

In December 2009, Entergy Louisiana filed an application seeking LPSC approval for a $10.3 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for Waterford 3, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  Currently, Entergy Louisiana has $2.2 million in annual retail rates for decommissioning funding.

In May 2008, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2007 test year, seeking an $18.4 million rate increase, comprised of $12.6 million of recovery of incremental and deferred capacity costs and $5.8 million based on a cost of service revenue deficiency related to continued lost contribution to fixed costs associated with the loss of customers due to Hurricane Katrina.  In August 2008, Entergy Louisiana implemented a $43.9 million formula rate plan decrease to remove interim storm cost recovery and to reduce the storm damage accrual.  Entergy Louisiana then implemented a $16.9 million formula rate plan increase, subject to refund, effective the first billing cycle in September 2008, comprised of $12.6 million of recovery of incremental and deferred capacity costs and $4.3 million based on a cost of service deficiency.

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity.  In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs.  In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order.

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year.  Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth.  The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs.  The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs.  The increase was implemented, subject to refund, with the first billing cycle of September 2006.  Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees.  The adjusted return on equity of 9.56% remains within the allowed bandwidth.  Ongoing and deferred incremental capacity costs were reduced to $118.7 million.  The

Entergy Corporation and Subsidiaries
Notes to Financial Statements

updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006.  An uncontested stipulated settlement was filed in February 2008 that left the current base rates in place, and the LPSC approved the settlement in March 2008.  In the settlement Entergy Louisiana agreed to credit customers $7.2 million, plus $0.7 million of interest, for customer contributions to the Central States Compact in Nebraska that was never completed and agreed to a one-time $2.6 million deduction from the deferred capacity cost balance.  The credit, for which Entergy Louisiana had previously recorded a provision, was made in May 2008.

(Entergy Gulf States Louisiana)

In October 2009 the LPSC approved a settlement that resolves Entergy Gulf States Louisiana's 2007 test year filing.  The settlement provides for a new formula rate plan for the 2008, 2009, and 2010 test years.  Entergy Gulf States Louisiana is permitted, effective with the November 2009 billing cycle, to reset its rates to achieve a 10.65% return on equity for the 2008 test year.  10.65% is the target midpoint return on equity for the new formula rate plan, with an earnings bandwidth of +/- 75 basis points (9.90% - 11.40%).  The rate reset, a $44.3 million increase that includes a $36.9 million cost of service adjustment, plus $7.4 million net for increased capacity costs and a base rate reclassification, was implemented for the November 2009 billing cycle, and the rate reset will be subject to refund pending review of the 2008 test year filing that was made on October 21, 2009.  The settlement does not allow recovery through the formula rate plan of most of Entergy Gulf States Louisiana's costs associated with Entergy's stock option plan.  Pursuant to the settlement Entergy Gulf States Louisiana refunded to its customers $3.7 million, which includes interest, in the November 2009 billing cycle.  In January 2010, Entergy Gulf States Louisiana implemented an additional $23.9 million rate increase pursuant to a special rate implementation filing made in December 2009, primarily for incremental capacity costs approved by the LPSC.  The discovery and comment period for the 2008 test year filing is currently open, and Entergy Gulf States Louisiana will implement any agreed changes by March 15, 2010.  A procedural schedule to address any contested issues would be set after March 15, 2010.

In December 2009, Entergy Gulf States Louisiana filed an application seeking LPSC approval for a $9.7 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the LPSC-regulated 70% share of River Bend, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  Currently, Entergy Gulf States Louisiana's annual retail rates contain no amount for decommissioning funding.

In May 2008, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2007 test year.  The filing reflected a 9.26% return on common equity, which was below the allowed earnings bandwidth, and indicated a $5.4 million revenue deficiency, offset by a $4.1 million decrease in required additional capacity costs.  Entergy Gulf States Louisiana implemented a $20.7 million formula rate plan decrease, subject to refund, effective the first billing cycle in September 2008.  The decrease included removal of interim storm cost recovery and a reduction in the storm damage accrual.  Entergy Gulf States Louisiana then implemented a $16.0 million formula rate plan increase, subject to refund, effective the first billing cycle in October 2008 to collect previously deferred and ongoing costs associated with LPSC approved additional capacity, including the Ouachita power plant.  In November 2008 Entergy Gulf States Louisiana filed to implement an additional increase of $9.3 million to recover the costs of a new purchased power agreement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In May 2007, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2006 test year.  The filing reflected a 10.0% return on common equity, which was within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve.  In September 2007, Entergy Gulf States Louisiana modified the formula rate plan filing to reflect a 10.07% return on common equity, which was still within the allowed bandwidth.  The modified filing also reflected implementation of a $4.1 million rate increase, subject to refund, attributable to recovery of additional LPSC-approved incremental deferred and ongoing capacity costs.  The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve had not yet occurred.  In October 2007, Entergy Gulf States Louisiana implemented a $16.4 million formula rate plan decrease that was due to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order.  In March 2008 the LPSC approved an uncontested stipulated settlement that left the current base rates in place and extended the formula rate plan for one year.

In May 2006, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2005 test year.  Entergy Gulf States Louisiana modified the filing in August 2006 to reflect an 11.1% return on common equity which is within the allowed bandwidth.  The modified filing includes a formula rate plan increase of $17.2 million annually that provides for 1) interim recovery of $10.5 million of storm costs from Hurricane Katrina and Hurricane Rita and 2) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing capacity costs.  The increase was implemented with the first billing cycle of September 2006.  In May 2007 the LPSC approved a settlement between Entergy Gulf States Louisiana and the LPSC staff, affirming the rates that were implemented in September 2006.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2010, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2009.  The filing showed an earned return on common equity of 10.87%, which is within the earnings bandwidth of 10.5% plus or minus fifty basis points.  The sixty day review and comment period for this filing remains open.

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

In January 2008, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2007.  The filing showed a revenue deficiency of $3.7 million based on a return on common equity mid-point of 10.5%.  Entergy Gulf States Louisiana implemented a $3.4 million rate increase in April 2008 pursuant to an uncontested agreement with the LPSC staff.

In January 2007, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on a return on common equity mid-point of 10.5%.  In March 2007, Entergy Gulf States Louisiana filed a set of rate and rider schedules that reflected all proposed LPSC staff adjustments and implemented a $2.4 million base rate increase effective with the first billing cycle of April 2007 pursuant to the rate stabilization plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In September 2009, Entergy Mississippi filed proposed modifications to its formula rate plan rider.  The proposed modifications include: (1) resetting Entergy Mississippi's return on common equity to the middle of the formula rate plan bandwidth each year and eliminating the 50/50 sharing in the current plan, (2) replacing the current rate change limit of two percent of revenues subject to a $14.5 million revenue adjustment cap with a proposed limit of four percent of revenues, (3) implementing a projected test year for the annual filing and subsequent look-back for the prior year, and (4) modifying the performance measurement process.

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

In March 2007, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2006 test year with the MPSC.  The filing showed that an increase of $12.9 million in annual electric revenues is warranted.  In June 2007 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities staff that provides for a $10.5 million rate increase, which was effective beginning with July 2007 billings.

Filings with the City Council (Entergy New Orleans)

Formula Rate Plans and Storm-related Riders

On July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council.  On April 2, 2009, the City Council approved a comprehensive settlement.  The settlement provided for a net $35.3 million reduction in combined fuel and non-fuel electric revenue requirement, including conversion of the $10.6 million voluntary recovery credit to a permanent reduction and substantial realignment of Grand Gulf cost recovery from fuel to electric base rates, and a $4.95 million gas base rate increase, both effective June 1, 2009, with adjustment of the customer charges for all rate classes.  A new three-year formula rate plan was also adopted, with terms including an 11.1% benchmark electric return on common equity (ROE) with a +/- 40 basis point bandwidth and a 10.75% benchmark gas ROE with a +/- 50 basis point bandwidth.  Earnings outside the bandwidth reset to the midpoint benchmark ROE, with rates changing on a prospective basis depending on whether Entergy New Orleans is over- or under-earning.  The formula rate plan also includes a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure events.

The rate case settlement also included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  In September 2009 the City Council approved the energy efficiency programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs.  The programs are expected to begin in 2010.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings presented various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue following Hurricane Katrina.  The alternative that Entergy New Orleans recommended adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place during the rate-effective period (a significant portion of Grand Gulf costs was previously recovered through base rates).

At the same time as it made its formula rate plan filings, Entergy New Orleans also filed with the City Council a request to implement two storm-related riders.  With the first rider, Entergy New Orleans sought to recover the electric and gas restoration costs that it had actually spent through March 31, 2006.  Entergy New Orleans also proposed semiannual filings to update the rider for additional restoration spending and also to consider the receipt of CDBG funds or insurance proceeds that it may receive.  With the second rider, Entergy New Orleans sought to establish a storm reserve to provide for the risk of another storm.

In October 2006, the City Council approved a settlement agreement that resolved Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority.  The settlement provided for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008.  Recovery of all Grand Gulf costs through the fuel adjustment clause was continued.  Gas base rates increased by $4.75 million in November 2006 and increased by additional $1.5 million in March 2007 and an additional $4.75 million in November 2007.  The settlement called for Entergy New Orleans to file a base rate case by July 31, 2008, which it did as discussed above.  The settlement agreement discontinued the formula rate plan and the generation performance-based plan but permitted Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case.  The settlement also authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007.  These storm reserve funds will be held in a restricted escrow account.

In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit (the recovery credit) for electric customers, which returned approximately $11.3 million to electric customers in 2008.  Entergy New Orleans was able to implement this credit because during 2007 the recovery of New Orleans after Hurricane Katrina was occurring faster than expected in 2006 projections.  In addition, Entergy New Orleans committed to set aside $2.5 million for an energy efficiency program focused on community education and outreach and weatherization of homes.

Fuel Adjustment Clause Litigation

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers.  The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council.  In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel or energy from other Entergy affiliates.  Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws.  Plaintiffs also seek to recover interest and attorneys' fees.  Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and the FERC.  In March 2004, the plaintiffs supplemented and amended their petition.  If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims.  The suit in state court was stayed by stipulation of the parties and order of the court pending review of the decision by the City Council in the proceeding discussed in the next paragraph.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings.  Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002.  In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004.  In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher.  In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.  On February 25, 2008, the Fourth Circuit Court of Appeal issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  Entergy New Orleans and the City Council filed with the Louisiana Supreme Court seeking, among other things, review and reversal of the Fourth Circuit decision.  In April 2009 the Louisiana Supreme Court reversed the decision of the Louisiana Fourth Circuit Court of Appeal and reinstated the decision of the Civil District Court.  In May 2009 the Louisiana Supreme Court denied the plaintiffs' request for rehearing.  In January 2010 the plaintiffs filed a motion to lift the stay and to supplement and amend their state court petition.

In the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, together with the named plaintiffs in the Entergy New Orleans rate of return lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and, as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans fuel adjustment clause lawsuit and the Entergy New Orleans rate of return lawsuit, and, alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  The bankruptcy court dismissed the action on April 26, 2006.  The matter was appealed to the U.S. District Court for the Eastern District of Louisiana, and the district court affirmed the dismissal in October 2006, but on different grounds, concluding that the lawsuit was premature.  In Entergy New Orleans' plan of reorganization that was confirmed by the bankruptcy court in May 2007, the plaintiffs' claims are treated as unimpaired "Litigation Claims," which will "ride through" the bankruptcy proceeding, with any legal, equitable and contractual rights to which the plaintiffs' Litigation Claim entitles the plaintiffs unaltered by the plan of reorganization.

Electric Industry Restructuring  (Entergy Texas)

In June 2009, a law was enacted in Texas that requires Entergy Texas to cease all activities relating to Entergy Texas' transition to competition.  The law allows Entergy Texas to remain a part of the SERC Region, although it does not prevent Entergy Texas from joining the Southwest Power Pool.  The law provides that proceedings to certify a power region that Entergy Texas belongs to as a qualified power region can be initiated by the PUCT, or on motion by another party, when the conditions supporting such a proceeding exist.  Under the new law, the PUCT may not approve a transition to competition plan for Entergy Texas until the expiration of four years from the PUCT's certification of Entergy Texas' power region.  In response to the new law, Entergy Texas in June 2009 gave notice to the PUCT of the withdrawal of its previously filed transition to competition plan, and requested that its transition to competition proceeding be dismissed.  In July 2009 the ALJ dismissed the proceeding.

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

Interruptible Load Proceeding (Entergy Louisiana)

The FERC issued orders in September 2005 and 2007 in which it directed Entergy to remove all interruptible load from certain computations of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change.  In addition, in September 2008 the FERC directed the Utility operating companies to make refunds for the period May 1995 through July 1996.  In October 2009, the LPSC issued an order approving the flow through to retail rates of the LPSC-jurisdictional portion of the payments and credits resulting from the FERC's orders that had not yet been flowed through to retail rates, which required a net refund to Entergy Louisiana retail customers of $17.6 million, including interest.  Of this amount, $5.4 million was refunded subject to adjustment in the event that future action by the FERC or the D.C. Circuit Court of Appeals results in a reversal or change in the amount of the refunds ordered by the FERC in September 2008.

Co-Owner-Initiated Proceeding at the FERC  (Entergy Arkansas)

In October 2004, Arkansas Electric Cooperative Corporation (AECC) filed a complaint at the FERC against Entergy Arkansas relating to a contract dispute over the pricing of substitute energy at the co-owned Independence and White Bluff coal plants.  The main issue in the case related to the consequences under the governing contracts when the dispatch of the coal units is constrained due to system operating conditions.  A hearing was held on the AECC complaint and an ALJ Initial Decision was issued in January 2006 in which the ALJ found AECC's claims to be without merit.  On October 25, 2006, the FERC issued its order in the proceeding.  In the order, the FERC reversed the ALJ's findings.  Specifically, the FERC found that the governing contracts do not recognize the effects of dispatch constraints on the co-owned units.  The FERC explained that for over twenty-three years the course of conduct of the parties was such that AECC received its full entitlement to the two coal units, regardless of any reduced output caused by system operating constraints.  Based on the order, Entergy Arkansas is required to refund to AECC all excess amounts billed to AECC as a result of the system operating constraints.  The FERC denied Entergy Arkansas' request for rehearing and Entergy Arkansas refunded $22.1 million (including interest) to AECC in September 2007.  Entergy Arkansas had previously recorded a provision for the estimated effect of this refund.  In January 2010 the FERC issued an order conditionally accepting the refund report and ordering further refunds, noting that the refund period should have included the period July 1, 2004 through December 23, 2004.  Entergy Arkansas had previously recorded a provision for the estimated effect of this refund.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.                      INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income tax expenses from continuing operations for 2009, 2008, and 2007 for Entergy Corporation and subsidiaries consist of the following:

	2009	2008	2007
Current:
Federal	$(433,105)	$451,517	$(1,379,288)
Foreign	154	256	316
State	(108,552)	146,171	27,174
Total	(541,503)	597,944	(1,351,798)
Deferred and non-current -- net	1,191,418	23,022	1,884,383
Investment tax credit
adjustments -- net	(17,175)	(17,968)	(18,168)
Income tax expense from
continuing operations	$632,740	$602,998	$514,417

Income tax expenses for 2009, 2008, and 2007 for Entergy's Registrant Subsidiaries consist of the following:

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($37,544)	($203,651)	$12,387	$19,347	$160,846	($72,207)	$73,183
State	22,710	(12,416)	(49,843)	(2,321)	1,171	2,478	(12,667)
Total	(14,834)	(216,067)	(37,456)	17,026	162,017	(69,729)	60,516
Deferred and non-current -- net	100,584	308,659	85,728	26,400	(145,981)	108,253	39,866
Investment tax credit
adjustments - net	(3,994)	(3,407)	(3,222)	(1,103)	(323)	(1,609)	(3,481)
Recorded income tax expense	$81,756	$89,185	$45,050	$42,323	$15,713	$36,915	$96,901

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($200,032)	$96,585	$335,164	$43,214	$22,419	$73,974	25,356
State	12,533	39,423	59,304	5,099	(3,493)	3,954	8,518
Total	(187,499)	136,008	394,468	48,313	18,926	77,928	33,874
Deferred and non-current -- net	288,118	(74,681)	(320,596)	(13,918)	4,471	(48,200)	29,100
Investment tax credit
adjustments - net	(3,996)	(4,130)	(3,224)	(1,155)	(345)	(1,610)	(3,480)
Recorded income tax expense	$96,623	$57,197	$70,648	$33,240	$23,052	$28,118	$59,494

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($464,280)	($306,133)	$153,083	($49,810)	($20,779)	($280,094)	($273,310)
State	13,173	14,454	35,884	8,576	1,663	6,061	2,463
Total	(451,107)	(291,679)	188,967	(41,234)	(19,116)	(274,033)	(270,847)
Deferred and non-current -- net	540,750	421,149	(102,246)	78,397	32,978	311,863	319,773
Investment tax credit
adjustments - net	(4,005)	(5,769)	(3,227)	(1,313)	(356)	(1,581)	(3,479)
Recorded income tax expense	$85,638	$123,701	$83,494	$35,850	$13,506	$36,249	$45,447

    Total income taxes for Entergy Corporation and subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2009, 2008, and 2007 are:

	2009	2008	2007
	(In Thousands)

Net income attributable to Entergy Corporation	$1,231,092	$1,220,566	$1,134,849
Preferred dividend requirements of subsidiaries	19,958	19,969	25,105
Consolidated net income	1,251,050	1,240,535	1,159,954
Income taxes	632,740	602,998	514,417
Income before income taxes	$1,883,790	$1,843,533	$1,674,371

Computed at statutory rate (35%)	$659,327	$645,237	$586,030
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	65,241	9,926	31,066
Regulatory differences - utility plant items	57,383	45,543	50,070
Amortization of investment tax credits	(16,745)	(17,458)	(17,612)
Decommissioning trust fund basis	(7,917)	(417)	(35,684)
Capital gains (losses)	(28,051)	(74,278)	7,126
Flow-through/permanent differences	(49,486)	14,656	(49,609)
Tax reserves	(17,435)	(27,970)	(25,821)
Valuation allowance	(40,795)	11,770	(8,676)
Other - net	11,218	(4,011)	(22,473)
Total income taxes as reported	$632,740	$602,998	$514,417

Effective Income Tax Rate	33.6%	32.7%	30.7%

In December 2009 an Entergy subsidiary sold Class B preferred shares to a third party for $2.1 million.  The sale resulted in a capital loss for tax purposes of $73.1 million, providing a federal and state net tax benefit of approximately $28 million that Entergy recorded in the fourth quarter 2009.  This amount is included in capital losses in the table above.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2009, 2008, and 2007 are:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Net income	$66,875	$153,047	$232,845	$77,636	$31,025	$63,841	$48,908
Income taxes	81,756	89,185	45,050	42,323	15,713	36,915	96,901
Pretax income	$148,631	$242,232	$277,895	$119,959	$46,738	$100,756	$145,809

Computed at statutory rate (35%)	$52,021	$84,781	$97,263	$41,986	$16,358	$35,264	$51,033
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	9,617	6,487	5,095	2,417	1,387	1,509	4,033
Regulatory differences -
utility plant items	19,275	10,303	14,463	1,365	(55)	2,008	10,024
Amortization of investment
tax credits	(3,972)	(3,088)	(3,192)	(1,092)	(324)	(1,596)	(3,480)
Flow-through/permanent
differences	2,331	(7,317)	(26,614)	(319)	(2,300)	(1,538)	(4,462)
Benefit of Entergy Corporation
expenses	978	(170)	(24,231)	(2,841)	31	-	35,027
Taxes reserves	-	(5,400)	(17,700)	800	(400)	600	4,900
Other -- net	1,506	3,589	(34)	7	1,016	668	(174)
Total income taxes	$81,756	$89,185	$45,050	$42,323	$15,713	$36,915	$96,901

Effective Income Tax Rate	55.0%	36.8%	16.2%	35.3%	33.6%	36.6%	66.5%

The flow-through/permanent difference for Entergy Louisiana relates to the exclusion of dividend income from its preferred membership interest in Entergy Holdings Company, LLC as well as the flow-through of the equity component of AFUDC.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Net income	$47,152	$144,767	$157,543	$59,710	$34,947	$57,895	$91,067
Income taxes	96,623	57,197	70,648	33,240	23,052	28,118	59,494
Pretax income	$143,775	$201,964	$228,191	$92,950	$57,999	$86,013	$150,561

Computed at statutory rate (35%)	$50,321	$70,687	$79,867	$32,533	$20,299	$30,105	$52,696
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	10,754	(891)	(18,486)	4,126	2,057	3,138	5,604
Regulatory differences -
utility plant items	17,542	3,308	9,960	3,305	1,202	1,076	9,150
Amortization of investment
tax credits	(3,972)	(3,730)	(3,192)	(1,140)	(348)	(1,596)	(3,480)
Flow-through/permanent
differences	17,868	(12,130)	1,553	(4,068)	(694)	(4,133)	(1,956)
Benefit of Entergy Corporation expenses	-	-	-	(1,556)	-		(3,420)
Tax reserves	2,800	1,000	1,150	700	200	(1,200)	900
Other – net	1,310	(1,047)	(204)	(660)	336	728	-
Total income taxes	$96,623	$57,197	$70,648	$33,240	$23,052	$28,118	$59,494

Effective Income Tax Rate	67.2%	28.3%	31.0%	35.8%	39.7%	32.7%	39.5%

The flow-through/permanent differences for Entergy Arkansas in 2008 result from the write-off of regulatory assets associated with storm reserve costs, lease termination removal costs, and stock-based compensation which are no longer probable of recovery.  The flow-through/permanent differences for Entergy Gulf States Louisiana in 2008 result mainly from regulatory and tax accounting applied to its pension payments.

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Net income	$139,111	$192,779	$143,337	$72,106	$24,582	$58,921	$136,081
Income taxes	85,638	123,701	83,494	35,850	13,506	36,249	45,447
Pretax income	$224,749	$316,480	$226,831	$107,956	$38,088	$95,170	$181,528

Computed at statutory rate (35%)	$78,662	$110,768	$79,391	$37,785	$13,331	$33,310	$63,534
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	10,651	8,294	9,718	3,513	1,486	3,739	6,497
Regulatory differences -
utility plant items	18,109	15,688	9,828	125	1,058	1,122	9,675
Amortization of investment
tax credits	(3,984)	(5,314)	(3,192)	(1,296)	(346)	(1,621)	(3,480)
Flow-through/permanent
differences	(14,502)	(5,993)	(7,495)	(2,400)	(906)	(1,012)	(3,165)
Benefit of Entergy Corporation expenses	-	-	-	-	-	-	(28,943)
Other – net	(3,298)	258	(4,756)	(1,877)	(1,117)	711	1,329
Total income taxes	$85,638	$123,701	$83,494	$35,850	$13,506	$36,249	$45,447

Effective Income Tax Rate	38.1%	39.1%	36.8%	33.2%	35.5%	38.1%	25.0%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and subsidiaries as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax liabilities:
Plant-related basis differences	$(5,476,972)	$(5,269,579)
Net regulatory assets/(liabilities)	(950,354)	(1,026,203)
Power purchase agreements	(862,322)	(773,606)
Nuclear decommissioning trusts	(855,608)	(658,379)
Other	(456,053)	(350,250)
Total	(8,601,309)	(8,078,017)

Deferred tax assets:
Accumulated deferred investment
tax credit	118,587	123,810
Pension-related items	356,284	391,702
Nuclear decommissioning liabilities	313,648	239,814
Sale and leaseback	260,934	252,479
Reserve for regulatory adjustments	103,403	106,302
General contingencies reserve	98,514	27,268
Unbilled/deferred revenues	31,995	27,841
Customer deposits	13,073	76,559
Net operating loss carryforwards	148,979	387,405
Capital losses	45,787	131,690
Other	160,264	126,470
Valuation allowance	(47,998)	(75,502)
Total	1,603,470	1,815,838

Noncurrent accrued taxes (including unrecognized
tax benefits)	(473,064)	(296,284)

Accumulated deferred income taxes and taxes accrued	$(7,470,903)	$(6,558,463)
Entergy’s estimated tax attribute carryovers and their expiration dates as of December 31, 2009, are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses	$8.9 billion	2023-2029
State net operating losses	$7.6 billion	2010-2029
Federal capital losses	$165 million	2013-2014
Federal minimum tax credits	$29 million	never
Other federal and state credits	$45 million	2023-2029

The $3 billion cash benefit of the federal net operating loss, less appropriate deposits for uncertain tax positions, is expected to be realized over the next six years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers, tax credit carryovers, and other tax attributes reflected on income tax returns.  The deferred tax assets recorded on the operating and capital loss carryovers are approximately $149.6 million and $45.8 million, respectively.

   Because it is more likely than not that the benefit from certain state net operating loss carryovers will not be utilized, a valuation allowance of $47 million on the deferred tax assets relating to these state net operating loss carryovers has been provided.

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2009 and 2008 are as follows:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Deferred tax liabilities:
Plant-related basis differences - net	($987,968)	($1,057,746)	($981,938)	($492,769)	($122,429)	($756,898)	($278,973)
Net regulatory assets/(liabilities)	(119,783)	(316,969)	(187,719)	(38,995)	55,457	(104,312)	(238,033)
Power purchase agreements	(46,244)	37,995	(477,965)	1,059	60,705	(36,898)	25,192
Nuclear decommissioning trusts	(198,301)	(58,100)	(12,369)	-	-	-	(88,646)
Deferred fuel	2,948	(3,416)	(2,876)	-	-	2,627	(21)
Other	(139,501)	(3,647)	(38,442)	(21,763)	(32,331)	(19,923)	(14,621)
Total	($1,488,849)	($1,401,883)	($1,701,309)	($552,468)	($38,598)	($915,404)	($595,102)

Deferred tax assets:
Accumulated deferred investment
tax credits	18,795	33,957	30,648	2,874	2,153	7,886	22,274
Pension-related items	6,857	80,127	44,451	(2,110)	(2,930)	(23,489)	2,991
Sale and leaseback	-	-	84,517	-	-	-	176,417
Reserve for regulatory adjustments	-	103,403	-	-	-	-	-
Unbilled/deferred revenues	13,619	(17,236)	(1,464)	14,335	-	22,741	-
Customer deposits	8,540	616	5,698	(1,890)	109	-	-
Rate refund	11,786	(6,041)	121	-	-	(4,018)	-
NOL carryforward	-	9,398	3,521	-	6,017	156,153	7,546
Other	11,957	6,780	13,220	(5,701)	19,479	40,032	18,845
Total	71,554	211,004	180,712	7,508	24,828	199,305	228,073

Noncurrent accrued taxes (including
unrecognized tax benefits)	(151,079)	(167,324)	(196,024)	(33,505)	(131,142)	35,424	(224,733)

Accumulated deferred income
taxes and taxes accrued	($1,568,374)	($1,358,203)	($1,716,621)	($578,465)	($144,912)	($680,675)	($591,762)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2008	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Deferred tax liabilities:
Plant-related basis differences - net	($977,088)	($1,073,496)	($1,002,664)	($484,152)	($167,757)	($649,471)	($347,532)
Net regulatory assets/(liabilities)	(300,928)	(356,750)	(111,896)	(15,597)	68,163	(93,918)	(211,786)
Power purchase agreements	(68,778)	149,626	(557,859)	(2,320)	-	9,679	26,872
Nuclear decommissioning trusts	(117,260)	(10,991)	(3,031)	-	-	-	(37,128)
Deferred fuel	(46,880)	(595)	(2,416)	(1,116)	(8,255)	(6,571)	(10,232)
Other	(42,558)	(3,720)	(32,776)	(22,337)	(7,571)	(21,104)	14,090
Total	($1,553,492)	($1,295,926)	($1,710,642)	($525,522)	($115,420)	($761,385)	($565,716)

Deferred tax assets:
Accumulated deferred investment
tax credits	20,353	35,261	31,878	3,292	951	8,445	23,603
Pension-related items	17,937	60,338	38,037	(1,988)	(6,857)	(19,530)	6,410
Sale and leaseback	-	-	89,543	-	-	-	162,936
Reserve for regulatory adjustments	-	106,302	-	-	-	-	-
Unbilled/deferred revenues	11,508	(8,916)	(2,322)	(3,986)	-	18,951	-
Customer deposits	9,408	35,224	16,804	15,014	109	-	-
Rate refund	814	(5,231)	9,971	-	2	(5,135)	-
NOL carryforward	32,286	-	-	-	-	100,687	1,393
Other	38,641	29,861	19,375	7,003	(8,776)	9,021	(3,229)
Total	130,947	252,839	203,286	19,335	(14,571)	112,439	191,113

Noncurrent accrued taxes (including
unrecognized tax benefits)	(83,953)	(215,323)	(366,480)	(45,671)	9,777	(19,439)	(176)

Accumulated deferred income
taxes and taxes accrued	($1,506,498)	($1,258,410)	($1,873,836)	($551,858)	($120,214)	($668,385)	($374,779)

           The Registrant Subsidiaries’ estimated tax attribute carryovers and their expiration dates as of December 31, 2009, are as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses	$97 million	-	$189 million	-	$9 million	$534 million	-
Year(s) of expiration	2028	N/A	2028	N/A	2028	2028	N/A

State net operating losses	-	$210 million	$127 million	-	$64 million	-	-
Year(s) of expiration	N/A	2023	2023	N/A	2021-2023	N/A	N/A

Federal minimum tax credits	$5 million	$17 million	-	$1 million	$1 million	-	-
Year(s) of expiration	never	never	N/A	never	never	N/A	N/A

Other federal credits	$1 million	$1 million	$1 million	-	$1 million	-	$1 million
Year(s) of expiration	2024-2028	2024-2028	2024-2028	N/A	2024-2028	N/A	2024-2028

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers and tax credit carryovers.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Unrecognized tax benefits

Accounting standards establish a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded.  A reconciliation of Entergy's beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
	(In Thousands)

Gross balance at January 1	$1,825,447	$2,523,794	$2,265,257
Additions based on tax positions related to the current year	2,286,759	378,189	142,827
Additions for tax positions of prior years	697,615	259,434	670,385
Reductions for tax positions of prior years	(372,862)	(166,651)	(450,252)
Settlements	(385,321)	(1,169,319)	(102,485)
Lapse of statute of limitations	(1,147)	-	(1,938)
Gross balance at December 31	4,050,491	1,825,447	2,523,794
Offsets to gross unrecognized tax benefits:
Credit and loss carryovers	(3,349,589)	(1,265,734)	(654,888)
Cash paid to taxing authorities	(373,000)	(548,000)	(402,000)
Unrecognized tax benefits net of unused tax attributes and payments (1)	$327,902	$11,713	$1,466,906

(1)  Potential tax liability above what is payable on tax returns

The balances of unrecognized tax benefits include $522 million, $543 million, and $242 million as of December 31, 2009, 2008, and 2007, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $3.53 billion, $1.28 billion, and $1.88 billion as of December 31, 2009, 2008 and 2007 respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  Entergy accrues interest and penalties expenses related to unrecognized tax benefits in income tax expense.  Entergy's December 31, 2009, 2008, and 2007 balance of unrecognized tax benefits includes approximately $48 million, $55 million, and $50 million, respectively, accrued for the possible payment of interest and penalties.

Entergy has deposits of $373 million on account with the IRS to cover its uncertain tax positions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

A reconciliation of the Registrant Subsidiaries' beginning and ending amount of unrecognized tax benefits for 2009, 2008, and 2007 is as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Gross balance at January 1, 2009	$240,203	$275,378	$298,650	$31,724	$26,050	$39,202	$172,168
Additions based on tax
positions related to the
current year	9,826	5,436	10,197	283	17	97	6,812
Additions for tax positions
of prior years	80,968	102,466	108,399	1,256	109	28,821	30,586
Reductions for tax
positions of prior years	(22,830)	(33,000)	(45,613)	(4,235)	(70,391)	(17,853)	(244)
Settlements	(14,247)	(38,969)	(19,056)	(11,891)	(9,080)	(17,968)	1,925
Gross balance at December 31, 2009	293,920	311,311	352,577	17,137	(53,295)	32,299	211,247
Offsets to gross unrecognized
tax benefits:
Loss carryovers	(39,847)	(20,031)	(70,428)	(1,618)	(633)	(30,921)	(1,297)
Cash paid to taxing authorities	(75,977)	(45,493)	-	(7,556)	(1,174)	(1,376)	(41,878)
Unrecognized tax benefits net of
unused tax attributes and payments	$178,096	$245,787	$282,149	$7,963	($55,102)	$2	$168,072

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Gross balance at January 1, 2008	$309,019	$224,379	$66,291	$69,734	$46,904	$86,732	$197,307
Additions based on tax
positions related to the
current year	685	89,966	236,499	773	404	338	502
Additions for tax positions
of prior years	12,465	10,784	5,300	7,494	1,025	189	1,405
Reductions for tax
positions of prior years	(330)	(372)	(1,567)	(8,051)	(13,645)	(5,082)	(192)
Settlements	(81,636)	(49,379)	(7,873)	(38,226)	(8,638)	(42,975)	(26,854)
Gross balance at December 31, 2008	240,203	275,378	298,650	31,724	26,050	39,202	172,168
Offsets to gross unrecognized
tax benefits:
Loss carryovers	(147,737)	-	(127,572)	-	(6,392)	(39,202)	-
Cash paid to taxing authorities	(69,273)	(36,812)	-	(806)	(554)	(1,376)	(66,398)
Unrecognized tax benefits net of
unused tax attributes and payments	$23,193	$238,566	$171,078	$30,918	$19,104	($1,376)	$105,770

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Gross balance at January 1, 2007	$199,090	$176,649	$72,620	$50,374	$22,027	$49,344	$194,881
Additions based on tax
positions related to the
current year	152	217	673	19,106	25,874	596	1,184
Additions for tax positions
of prior years	115,440	78,724	20,798	4,133	1,180	48,249	48,290
Reductions for tax
positions of prior years	(10,537)	(15,755)	(28,031)	(13,509)	(2,361)	(1,362)	(1,230)
Settlements	4,874	(15,456)	231	9,630	184	(10,095)	(45,818)
Gross balance at December 31, 2007	309,019	224,379	66,291	69,734	46,904	86,732	197,307
Offsets to gross unrecognized
tax benefits:
Loss carryovers	(100,545)	(65,945)	(66,291)	-	(46,904)	-	(31)
Cash paid to taxing authorities	(45,000)	(25,000)	-	-	-	-	(50,000)
Unrecognized tax benefits net of
unused tax attributes and payments	$163,474	$133,434	$-	$69,734	$-	$86,732	$147,276

The Registrant Subsidiaries' balances of unrecognized tax benefits included amounts which, if recognized, would affect the effective income tax rate as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
	(In Millions)

Entergy Arkansas	$1.2	$1.2	($1.6)
Entergy Gulf States Louisiana	$69.8	$75.2	$1.3
Entergy Louisiana	$192.7	$210.4	$0.7
Entergy Mississippi	$3.3	$2.5	$1.8
Entergy New Orleans	$0.3	$0.7	$0.5
Entergy Texas	$1.2	$0.6	$1.8
System Energy	$8.7	$3.9	$3.0

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the balances of unrecognized tax benefits were accruals for the possible payment of interest and penalty as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
	(In Millions)

Entergy Arkansas	$0.7	$1.6	$1.4
Entergy Gulf States Louisiana	$2.3	$1.4	$0.9
Entergy Louisiana	$1.2	$-	$-
Entergy Mississippi	$2.1	$2.1	$1.7
Entergy New Orleans	$0.3	$0.7	$0.5
Entergy Texas	$0.2	$0.2	$1.4
System Energy	$7.2	$3.3	$2.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy and the Registrant Subsidiaries do not expect that total unrecognized tax benefits will significantly change within the next twelve months; however, the results of pending litigations and audit issues, discussed below, could result in significant changes.

Income Tax Litigation

For tax years 1997 and 1998, a U.S. Tax Court trial was held in April 2008.  The issues before the Court are as follows:

•	The ability to credit the U.K. Windfall Tax against U.S. tax as a foreign tax credit. The U.K. Windfall Tax relates to Entergy's former investment in London Electricity.
•	The validity of Entergy's change in method of tax accounting for street lighting assets and the related increase in depreciation deductions.

    On November 20, 2009, Entergy was directed by the Tax Court to submit a supplement to previously filed supplemental briefs addressing the issues in dispute.  A decision is anticipated by the first or second quarter 2010.

On February 21, 2008, the IRS issued a Statutory Notice of Deficiency for the year 2000.  A Tax Court Petition was filed on May 5, 2008.  Trial is set for April 17, 2010.  The Petition challenges the IRS assessment on the same two issues described above as well as the following issue:

•	The allowance of depreciation deductions that resulted from Entergy's purchase price allocations on its acquisitions of its Non-Utility Nuclear plants.

With respect to the U.K. Windfall Tax issue, the total tax included in IRS Notices of Deficiency is $82 million.  The total tax and interest associated with this issue for all years is $209 million before consideration of cash deposits made with the IRS to offset the potential exposure.

With respect to the street lighting issue, the total tax included in IRS Notices of Deficiency is $22 million.  The federal and state tax and interest associated with this issue total $61 million for all open tax years.

With respect to the depreciation deducted on Non-Utility Nuclear plant acquisitions, the total tax included in IRS Notices of Deficiency is $7 million.  The federal and state tax and interest associated with this issue total $270 million for all open tax years.

Income Tax Audits

Entergy or one of its subsidiaries files U.S. federal and various state and foreign income tax returns.  Other than the matters discussed in the Income Tax Litigation section above, the IRS's and substantially all state taxing authorities' examinations are completed for years before 2004.

2002-2003 IRS Audit

In September 2009, Entergy entered into a partial agreement with the IRS for the years 2002 and 2003.  It is a partial agreement because Entergy did not agree to the IRS's adjustments for the U.K. Windfall Tax foreign tax credit and the street lighting issues.  Entergy expects to receive a Notice of Deficiency from the IRS on these two issues in the first quarter 2010.  These issues will be governed by the outcome of a previous U.S. Tax Court trial for the tax years 1997 and 1998 for which Entergy is awaiting a decision.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2004-2005 IRS Audit

The IRS issued its 2004-2005 Revenue Agent's Report on May 26, 2009.

On June 25, 2009 Entergy filed a formal Protest with the IRS Appeals Office indicating disagreement with certain issues contained in the Revenue Agent’s Report.  The major issues in dispute are:

•	Depreciation of street lighting assets (issue before the Tax Court)
•	Depreciable basis of assets acquired in Non-Utility Nuclear plant purchases (issue before the Tax Court)
•	Qualified research expenditures for purposes of the research credit
•	Inclusion of nuclear decommissioning liabilities in cost of goods sold

It is anticipated that IRS Appeals proceedings on these disputed issues will commence in the second quarter of 2010.

2006-2007 IRS Audit

The IRS commenced an examination of Entergy's 2006 and 2007 U.S. federal income tax returns in the third quarter 2009.  To date, the IRS has not proposed any adjustments in the audit of these returns.

Other Tax Matters

When Entergy Louisiana, Inc. restructured effective December 31, 2005, Entergy Louisiana agreed, under the terms of the merger plan, to indemnify its parent, Entergy Louisiana Holdings, Inc. (formerly, Entergy Louisiana, Inc.) for certain tax obligations that arose from the 2002-2003 IRS partial agreement.  Because the agreement with the IRS was settled in the fourth quarter 2009, Entergy Louisiana paid Entergy Louisiana Holdings approximately $289 million pursuant to these intercompany obligations in the fourth quarter 2009.

On November 20, 2009, Entergy Corporation and subsidiaries amended the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement such that Entergy Corporation shall be treated, under all provisions of such Agreement, in a manner that is identical to the treatment afforded all subsidiaries, direct or indirect, of Entergy Corporation.

In the fourth quarter 2009, Entergy filed Applications for Change in Method of Accounting for certain costs under Section 263A of the Internal Revenue Code.  In the Application, Entergy is requesting permission to treat the nuclear decommissioning liability associated with the operation of its nuclear power plants as a production cost properly includable in cost of goods sold.  The effect of this change for Entergy is a $5.7 billion reduction in 2009 taxable income within Non-Utility Nuclear.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 4.                      REVOLVING CREDIT FACILITIES, LINES OF CREDIT AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has a revolving credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.09% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2009 was 1.377% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2009.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,566	$28	$906

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

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of December 31, 2009 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2009

Entergy Arkansas	April 2010	$88 million (b)	5.00%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.71%	-
Entergy Louisiana	August 2012	$200 million (d)	0.64%	-
Entergy Mississippi	May 2010	$35 million (e)	1.98%	-
Entergy Mississippi	May 2010	$25 million (e)	1.98%	-
Entergy Mississippi	May 2010	$10 million (e)	1.91%	-
Entergy Texas	August 2012	$100 million (f)	0.71%	-

(a)	The interest rate is the weighted average interest rate as of December 31, 2009 applied or that would be applied to the outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization and contains an interest rate floor of 5%.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($168 million as of December 31, 2009 and $770 million as of December 31, 2008) is excluded from debt and capitalization in calculating the debt ratio.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2009, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2011 under a FERC order dated October 14, 2009.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2009 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	-
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy	$200	-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.                      LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2009 and 2008 consisted of:

	2009	2008
	(In Thousands)
Mortgage Bonds:
Libor + 0.40% Series due December 2009-Entergy Gulf States Louisiana (f)	$-	$219,470
4.5% Series due June 2010 - Entergy Arkansas	100,000	100,000
4.67% Series due June 2010 - Entergy Louisiana	55,000	55,000
4.98% Series due July 2010 - Entergy New Orleans	30,000	30,000
5.12% Series due August 2010 - Entergy Gulf States Louisiana (f)	-	100,000
5.83% Series due November 2010 - Entergy Louisiana	150,000	150,000
4.65% Series due May 2011 - Entergy Mississippi	80,000	80,000
4.875% Series due November 2011 - Entergy Gulf States Louisiana (f)	200,000	200,000
6.2% Series due October 2012 - System Energy	70,000	70,000
6.0% Series due December 2012 - Entergy Gulf States Louisiana (f)	-	140,000
5.15% Series due February 2013 - Entergy Mississippi	100,000	100,000
5.40% Series due August 2013 - Entergy Arkansas	300,000	300,000
5.25% Series due August 2013 - Entergy New Orleans	70,000	70,000
5.09% Series due November 2014 - Entergy Louisiana	115,000	115,000
5.6% Series due December 2014 - Entergy Gulf States Louisiana (f)	-	50,000
5.70% Series due June 2015 - Entergy Gulf States Louisiana (f)	200,000	200,000
5.25% Series due August 2015 - Entergy Gulf States Louisiana (f)	92,120	200,000
5.56% Series due September 2015 - Entergy Louisiana	100,000	100,000
5.92% Series due February 2016 - Entergy Mississippi	100,000	100,000
6.75% Series due October 2017 - Entergy New Orleans	25,000	25,000
5.4% Series due May 2018 - Entergy Arkansas	150,000	150,000
6.0% Series due May 2018 - Entergy Gulf States Louisiana	375,000	375,000
4.95% Series due June 2018 - Entergy Mississippi	95,000	95,000
5.0% Series due July 2018 - Entergy Arkansas	115,000	115,000
6.50% Series due September 2018 - Entergy Louisiana	300,000	300,000
7.125% Series due February 2019 - Entergy Texas	500,000	-
5.5% Series due April 2019 - Entergy Louisiana	100,000	100,000
6.64% Series due July 2019 - Entergy Mississippi	150,000	-
5.6% Series due September 2024 - Entergy New Orleans	34,097	34,430
5.59% Series due October 2024 - Entergy Gulf States Louisiana	300,000	-
5.40% Series due November 2024 - Entergy Louisiana	400,000	-
5.66% Series due February 2025 - Entergy Arkansas	175,000	175,000
5.65% Series due September 2029 - Entergy New Orleans	38,950	39,345
6.7% Series due April 2032 - Entergy Arkansas	100,000	100,000
7.6% Series due April 2032 - Entergy Louisiana	150,000	150,000
6.0% Series due November 2032 - Entergy Arkansas	100,000	100,000
6.0% Series due November 2032 - Entergy Mississippi	75,000	75,000
7.25% Series due December 2032 - Entergy Mississippi	100,000	100,000
5.9% Series due June 2033 - Entergy Arkansas	100,000	100,000
6.20% Series due July 2033 - Entergy Gulf States Louisiana (f)	240,000	240,000
6.25% Series due April 2034 - Entergy Mississippi	100,000	100,000
6.4% Series due October 2034 - Entergy Louisiana	70,000	70,000
6.38% Series due November 2034 - Entergy Arkansas	60,000	60,000
6.18% Series due March 2035 - Entergy Gulf States Louisiana (f)	85,000	85,000
6.30% Series due September 2035 - Entergy Louisiana	100,000	100,000

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2009	2008
	(In Thousands)

7.875% Series due June 2039 - Entergy Texas	150,000	-
Total mortgage bonds	5,950,167	5,068,245

Governmental Bonds (a):
5.45% Series due 2010, Calcasieu Parish - Louisiana (f)	$11,975	$22,095
6.75% Series due 2012, Calcasieu Parish - Louisiana (f)	26,170	48,285
6.7% Series due 2013, Pointe Coupee Parish - Louisiana (f)	9,460	17,450
5.7% Series due 2014, Iberville Parish - Louisiana (f)	11,710	21,600
5.8% Series due 2015, West Feliciana Parish - Louisiana (f)	15,395	28,400
7.0% Series due 2015, West Feliciana Parish - Louisiana (f)	16,600	39,000
5.8% Series due 2016, West Feliciana Parish - Louisiana (f)	20,000	20,000
6.3% Series due 2016, Pope County - Arkansas (b)	19,500	19,500
4.6% Series due 2017, Jefferson County - Arkansas (b)	54,700	54,700
6.3% Series due 2020, Pope County - Arkansas	120,000	120,000
5.0% Series due 2021, Independence County – Arkansas (b)	45,000	45,000
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
4.9% Series due 2022, Independence County - Mississippi (b)	30,000	30,000
4.6% Series due 2022, Mississippi Business Finance Corp. (b)	16,030	16,030
6.2% Series due 2026, Claiborne County - Mississippi	90,000	90,000
6.6% Series due 2028, West Feliciana Parish - Louisiana (f)	21,680	40,000
Total governmental bonds	827,195	931,035
Other Long-Term Debt:
Note Payable to NYPA, non-interest bearing, 4.8% implicit rate	$177,543	$198,127
5 year Bank Credit Facility, weighted avg rate 1.377% (Note 4)	2,566,150	3,237,434
Bank term loan, Entergy Corporation, avg rate 1.41%, due 2010	60,000	60,000
7.75% Notes due December 2009, Entergy Corporation	-	267,000
6.58% Notes due May 2010, Entergy Corporation	75,000	75,000
6.9% Notes due November 2010, Entergy Corporation	140,000	140,000
7.625% Notes initially due February 2011, Entergy Corporation (c)	-	500,000
7.06% Notes due March 2011, Entergy Corporation	86,000	86,000
Long-term DOE Obligation (d)	180,683	180,428
Waterford 3 Lease Obligation 7.45% (Note 10)	241,128	247,725
Grand Gulf Lease Obligation 5.13% (Note 10)	266,864	295,304
5.51% Series Senior Secured, Series A due October 2013, Entergy GulfStates Reconstruction Funding	56,728	74,444
5.79% Series Senior Secured, Series A due October 2018, Entergy GulfStates Reconstruction Funding	121,600	121,600
5.93% Series Senior Secured, Series A due June 2022, Entergy GulfStates Reconstruction Funding	114,400	114,400
2.12% Series Senior Secured due February 2016, Entergy Texas RestorationFunding, LLC	182,500	-
3.65% Series Senior Secured due August 2019, Entergy Texas RestorationFunding, LLC	144,800	-
4.38% Series Senior Secured due November 2023, Entergy Texas RestorationFunding, LLC	218,600	-
Bank Credit Facility, weighted avg rate 2.285% (Note 4) - Entergy Texas	-	100,000
Unamortized Premium and Discount - Net	(10,635)	(6,906)
Other	18,972	28,913
Total Long-Term Debt	11,417,695	11,718,749

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2009	2008
	(In Thousands)

Less Amount Due Within One Year	711,957	544,460

Long-Term Debt Excluding Amount Due Within One Year	$10,705,738	$11,174,289

Fair Value of Long-Term Debt (e)	$10,727,908	$10,117,865

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
(b)	The bonds are secured by a series of collateral first mortgage bonds.
(c)
In December 2005, Entergy Corporation sold 10 million equity units with a stated amount of $50 each.  An equity unit consisted of (1) a note, initially due February 2011 and initially bearing interest at an annual rate of 5.75%, and (2) a purchase contract that obligated the holder of the equity unit to purchase for $50 between 0.5705 and 0.7074 shares of Entergy Corporation common stock on or before February 17, 2009.  Entergy paid the holders quarterly contract adjustment payments of 1.875% per year on the stated amount of $50 per equity unit.  Under the terms of the purchase contracts, Entergy attempted to remarket the notes in February 2009 but was unsuccessful, the note holders put the notes to Entergy, Entergy retired the notes, and Entergy issued 6,598,000 shares of common stock in the settlement of the purchase contracts.

(d)
Pursuant to the Nuclear Waste Policy Act of 1982, Entergy's nuclear owner/licensee subsidiaries have contracts with the DOE for spent nuclear fuel disposal service.  The contracts include a one-time fee for generation prior to April 7, 1983.  Entergy Arkansas is the only Entergy company that generated electric power with nuclear fuel prior to that date and includes the one-time fee, plus accrued interest, in long-term debt.

(e)
The fair value excludes lease obligations of $241 million at Entergy Louisiana and $267 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $178 million at Entergy, and includes debt due within one year.  It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

(f)
Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007 and has not been subsequently repaid.  Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed approximately 46% of this long-term debt.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2009, for the next five years are as follows:

Amount
(In Thousands)

2010	$652,916
2011	$394,778
2012	$2,689,454
2013	$554,154
2014	$144,920

In November 2000, Entergy's Non-Utility Nuclear business purchased the FitzPatrick and Indian Point 3 power plants in a seller-financed transaction.  Entergy issued notes to NYPA with seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing.  These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%.  In accordance with the purchase agreement with NYPA, the purchase of Indian Point 2 in 2001 resulted in Entergy's Non-Utility Nuclear business becoming liable to NYPA for an additional $10 million per year for 10 years, beginning in September

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2003.  This liability was recorded upon the purchase of Indian Point 2 in September 2001, and is included in the note payable to NYPA balance above.  In July 2003, a payment of $102 million was made prior to maturity on the note payable to NYPA.  Under a provision in a letter of credit supporting these notes, if certain of the Utility operating companies or System Energy were to default on other indebtedness, Entergy could be required to post collateral to support the letter of credit.

Covenants in the Entergy Corporation notes require it to maintain a consolidated debt ratio of 65% or less of its total capitalization.  If Entergy's debt ratio exceeds this limit, or if Entergy Corporation or certain of the Utility operating companies default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the notes' maturity dates may occur.

Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have received FERC long-term financing orders authorizing long-term securities issuances.  Entergy Arkansas has received an APSC long-term financing order authorizing long-term securities issuances.  The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through August 2010.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy's equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);
•	permit the continued commercial operation of Grand Gulf;
•	pay in full all System Energy indebtedness for borrowed money when due; and
•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy's rights in the agreement as security for the specific debt.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-term debt for the Registrant Subsidiaries as of December 31, 2009 and 2008 consisted of:

	2009	2008
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
4.50% Series due June 2010	$100,000	$100,000
5.40% Series due August 2013	300,000	300,000
5.4% Series due May 2018	150,000	150,000
5.0% Series due July 2018	115,000	115,000
5.66% Series due February 2025	175,000	175,000
6.7% Series due April 2032	100,000	100,000
6.0% Series due November 2032	100,000	100,000
5.9% Series due June 2033	100,000	100,000
6.38% Series due November 2034	60,000	60,000
Total mortgage bonds	1,200,000	1,200,000

Governmental Bonds (a):
6.3% Series due 2016, Pope County (d)	19,500	19,500
4.6% Series due 2017, Jefferson County (d)	54,700	54,700
6.3% Series due 2020, Pope County	120,000	120,000
5.0% Series due 2021, Independence County (d)	45,000	45,000
Total governmental bonds	239,200	239,200

Other Long-Term Debt
Long-term DOE Obligation (b)	180,683	180,428
Unamortized Premium and Discount – Net	(1,314)	(1,457)

Total Long-Term Debt	1,618,569	1,618,171
Less Amount Due Within One Year	100,000	-
Long-Term Debt Excluding Amount Due Within One Year	$1,518,569	$1,618,171

Fair Value of Long-Term Debt (c)	$1,463,378	$1,306,382

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2009	2008
	(In Thousands)
Entergy Gulf States Louisiana
Mortgage Bonds:
Libor + 0.4% Series due December 2009 (e)	$-	$219,470
5.12% Series due August 2010 (e)	-	100,000
4.875% Series due November 2011 (e)	200,000	200,000
6.0% Series due December 2012 (e)	-	140,000
5.6% Series due December 2014 (e)	-	50,000
5.70% Series due June 2015 (e)	200,000	200,000
5.25% Series due August 2015 (e)	92,120	200,000
6.00% Series due May 2018	375,000	375,000
5.59% Series due October 2024	300,000	-
6.2% Series due July 2033 (e)	240,000	240,000
6.18% Series due March 2035 (e)	85,000	85,000
Total mortgage bonds	1,492,120	1,809,470

Governmental Bonds (a) (e):
5.45% Series due 2010, Calcasieu Parish	11,975	22,095
6.75% Series due 2012, Calcasieu Parish	26,170	48,285
6.7% Series due 2013, Pointe Coupee Parish	9,460	17,450
5.7% Series due 2014, Iberville Parish	11,710	21,600
5.8% Series due 2015, West Feliciana Parish	15,395	28,400
7.0% Series due 2015, West Feliciana Parish	16,600	39,000
5.8% Series due 2016, West Feliciana Parish	20,000	20,000
6.6% Series due 2028, West Feliciana Parish	21,680	40,000
Total governmental bonds	132,990	236,830

Other Long-Term Debt
Unamortized Premium and Discount - Net	(2,372)	(2,574)
Other	3,603	3,603

Total Long-Term Debt	1,626,341	2,047,329
Less Amount Due Within One Year	11,975	219,470
Long-Term Debt Excluding Amount Due Within One Year	$1,614,366	$1,827,859

Fair Value of Long-Term Debt (c)	$1,637,862	$1,871,421

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2009	2008
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
4.67% Series due June 2010	$55,000	$55,000
5.83% Series due November 2010	150,000	150,000
5.09% Series due November 2014	115,000	115,000
5.56% Series due September 2015	100,000	100,000
6.50% Series due September 2018	300,000	300,000
5.5% Series due April 2019	100,000	100,000
5.40% Series due November 2024	400,000	-
7.6% Series due April 2032	150,000	150,000
6.4% Series due October 2034	70,000	70,000
6.3% Series due September 2035	100,000	100,000
Total mortgage bonds	1,540,000	1,140,000

Other Long-Term Debt:
Waterford 3 Lease Obligation 7.45% (Note 10)	241,128	247,725
Unamortized Premium and Discount - Net	(1,576)	(252)

Total Long-Term Debt	1,779,552	1,387,473
Less Amount Due Within One Year	222,326	-
Long-Term Debt Excluding Amount Due Within One Year	$1,557,226	$1,387,473

Fair Value of Long-Term Debt (c)	$1,565,969	$1,085,155

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2009	2008
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
4.65% Series due May 2011	$80,000	$80,000
5.15% Series due February 2013	100,000	100,000
5.92% Series due February 2016	100,000	100,000
4.95% Series due June 2018	95,000	95,000
6.64% Series due July 2019	150,000	-
6.0% Series due November 2032	75,000	75,000
7.25% Series due December 2032	100,000	100,000
6.25% Series due April 2034	100,000	100,000
Total mortgage bonds	800,000	650,000

Governmental Bonds (a):
4.60% Series due 2022, Mississippi Business Finance Corp.(d)	16,030	16,030
4.90% Series due 2022, Independence County (d) (f)	30,000	30,000
Total governmental bonds	46,030	46,030

Other Long-Term Debt:
Unamortized Premium and Discount - Net	(726)	(700)

Total Long-Term Debt	845,304	695,330
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$845,304	$695,330

Fair Value of Long-Term Debt (c)	$874,131	$629,227

	2009	2008
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
4.98% Series due July 2010	$30,000	$30,000
5.25% Series due August 2013	70,000	70,000
6.75% Series due October 2017	25,000	25,000
5.6% Series due September 2024	34,097	34,430
5.65% Series due September 2029	38,950	39,345
Total mortgage bonds	198,047	198,775

Other Long-Term Debt:
Affiliate Notes Payable (g)	74,230	74,230
Unamortized Premium and Discount - Net	(24)	(32)

Total Long-Term Debt	272,253	272,973
Less Amount Due Within One Year	104,230	-
Long-Term Debt Excluding Amount Due Within One Year	$168,023	$272,973

Fair Value of Long-Term Debt (c)	$198,062	$179,009

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007 and has not been subsequently repaid.  Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was $1.079 billion, or approximately 46%, of which $168 million remains outstanding at December 31, 2009.  The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation.  Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt.  To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage.  Entergy Texas has until December 31, 2010 to repay the assumed debt.  Following is the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2009 and 2008 and Entergy Texas' pro rata share of that debt.  Also included are the mortgage bonds issued by Entergy Texas and the securitization bonds issued by Entergy Gulf States Reconstruction Funding and by Entergy Texas Restoration Funding, LLC that are described in further detail below in this Note.

	2009	2008
	(In Thousands)
Mortgage Bonds share assumed under debt assumption agreement:
Libor + 0.4% Series due December 2009	$-	$100,509
5.12 % Series due August 2010	-	45,796
4.875% Series due November 2011	28,023	91,592
6.0% Series due December 2012	-	64,114
5.6% Series due December 2014	-	22,898
5.70% Series due June 2015	91,592	91,592
5.25% Series due August 2015	-	91,592
6.2% Series due July 2033	-	109,911
6.18% Series due March 2035	38,927	38,927
Total mortgage bonds	158,542	656,931

Governmental Bonds share assumed under debt assumption agreement (a):
5.45% Series due 2010, Calcasieu Parish	-	10,120
6.75% Series due 2012, Calcasieu Parish	-	22,115
6.7% Series due 2013, Pointe Coupee Parish	-	7,990
5.7% Series due 2014, Iberville Parish	-	9,890
5.8% Series due 2015, West Feliciana Parish	-	13,005
7.0% Series due 2015, West Feliciana Parish	40	22,440
5.8% Series due 2016, West Feliciana Parish	9,160	9,160
6.6% Series due 2028, West Feliciana Parish	-	18,320
Total governmental bonds	9,200	113,040

Mortgage Bonds:
7.125% Series due February 2019	500,000	-
7.875% Series due June 2039	150,000	-
Total mortgage bonds	650,000	-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2009	2008
	(In Thousands)

Other Long-Term Debt:
5.51% Series Senior Secured, Series A due October 2013	56,728	74,444
5.79% Series Senior Secured, Series A due October 2018	121,600	121,600
5.93% Series Senior Secured, Series A due June 2022	114,400	114,400
2.12% Series Senior Secured due February 2016	182,500	-
3.65% Series Senior Secured due August 2019	144,800	-
4.38% Series Senior Secured due November 2023	218,600	-
Bank Credit Facility, weighted avg rate 2.285% (Note 4)	-	100,000
Unamortized Premium and Discount - Net	(3,759)	(952)
Other	5,414	5,414

Total Long-Term Debt	1,658,025	1,184,877
Less Amount Due Within One Year	167,742	100,509
Long-Term Debt Excluding Amount Due Within One Year	$1,490,283	$1,084,368

Fair Value of Long-Term Debt (c)	$1,747,348	$1,085,362

	2009	2008
	(In Thousands)
System Energy
Mortgage Bonds:
6.2% Series due October 2012	$70,000	$70,000
Total mortgage bonds	70,000	70,000

Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
6.2% Series due 2026, Claiborne County	90,000	90,000
Total governmental bonds	408,975	408,975

Other Long-Term Debt:
Grand Gulf Lease Obligation 5.13% (Note 10)	266,864	295,304
Unamortized Premium and Discount - Net	(864)	(939)

Total Long-Term Debt	744,975	773,340
Less Amount Due Within One Year	41,715	28,440
Long-Term Debt Excluding Amount Due Within One Year	$703,260	$744,900

Fair Value of Long-Term Debt (c)	$479,893	$363,515

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
(b)
Pursuant to the Nuclear Waste Policy Act of 1982, Entergy's nuclear owner/licensee subsidiaries have contracts with the DOE for spent nuclear fuel disposal service.  The contracts include a one-time fee for generation prior to April 7, 1983.  Entergy Arkansas is the only Entergy company that generated electric power with nuclear fuel prior to that date and includes the one-time fee, plus accrued interest, in long-term debt.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(c)
The fair value excludes lease obligations of $241 million at Entergy Louisiana and $267 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and affiliate notes payable of $74 million at Entergy New Orleans, and includes debt due within one year.  It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

(d)	The bonds are secured by a series of collateral first mortgage bonds.
(e)
Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2009 and 2008.  Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed approximately 46% of this long-term debt.  Entergy Gulf States Louisiana recorded an assumption asset on its balance sheet to reflect the long-term debt assumed by Entergy Texas.

(f)
In April 2008, Entergy Mississippi repurchased its $30 million of Auction Rate Independence County Pollution Control Revenue Bonds due July 2022.  In June 2008, Entergy Mississippi remarketed the series and fixed the interest rate to maturity at 4.90%.

(g)	The affiliate note payable at Entergy New Orleans that is due May 2010 is now classified as current notes payable - associated companies.

The annual long-term debt maturities (excluding lease obligations, long-term DOE obligations, and affiliate notes payable) for debt outstanding as of December 31, 2009, for the next five years are as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

2010	$100,000	$11,975	$205,000	-	$30,000	$167,742	-
2011	-	$200,000	-	$80,000	-	-	-
2012	-	$26,170	-	-	-	-	$70,000
2013	$300,000	$9,460	-	$100,000	$70,000	$56,728	-
2014	-	$11,710	$115,000	-	-	-	-

Entergy Texas Securitization Bonds - Hurricane Rita

In April 2007, the PUCT issued a financing order authorizing the issuance of securitization bonds to recover $353 million of Entergy Texas' Hurricane Rita reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits.  In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition bonds (securitization bonds), as follows:

Amount
(In Thousands)
Senior Secured Transition Bonds, Series A:
Tranche A-1 (5.51%) due October 2013	$93,500
Tranche A-2 (5.79%) due October 2018	121,600
Tranche A-3 (5.93%) due June 2022	114,400
Total senior secured transition bonds	$329,500

Although the principal amount of each tranche is not due until the dates given above, Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next five years in the amounts of $18.6 million for 2010, $19.7 million for 2011, $20.8 million for 2012, $21.9 million for 2013, and $23.2 million for 2014.  All of the scheduled principal payments for 2010-2012 are for Tranche A-1, except for $2.3 million for Tranche A-2 in 2012, and all of the scheduled principal payments for 2013-2014 are for Tranche A-2.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  Entergy Texas began cost recovery through the transition charge in July 2007.  The creditors of Entergy Texas do not have recourse to the assets or revenues of Entergy Gulf States Reconstruction Funding, including the transition property, and the creditors of Entergy Gulf States Reconstruction Funding do not have recourse to the assets or revenues of Entergy Texas.  Entergy Texas has no payment obligations to Entergy Gulf States Reconstruction Funding except to remit transition charge collections.

Entergy Texas Securitization Bonds - Hurricane Ike and Hurricane Gustav

In September 2009 the PUCT authorized the issuance of securitization bonds to recover $566.4 million of Entergy Texas' Hurricane Ike and Hurricane Gustav restoration costs, plus carrying costs and transition costs, offset by insurance proceeds.  In November 2009, Entergy Texas Restoration funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds), as follows:

Amount
(In Thousands)
Senior Secured Transition Bonds
Tranche A-1 (2.12%) due February 2016	$182,500
Tranche A-2 (3.65%) due August 2019	144,800
Tranche A-3 (4.38%) due November 2023	218,600
Total senior secured transition bonds	$545,900

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $12.7 million for 2010, $37.8 million for 2011, $38.6 million for 2012, $39.4 million for 2013, and $40.2 million for 2014.  All of the expected principal payments for 2010-2014 are for Tranche A-1.

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

Entergy Texas Note Payable to Entergy Corporation

In December 2008, Entergy Texas borrowed $160 million from its parent company, Entergy Corporation, under a $300 million revolving credit facility pursuant to an Inter-Company Credit Agreement between Entergy Corporation and Entergy Texas.  The note had a December 3, 2013 maturity date.  Entergy Texas used the proceeds, together with other available corporate funds, to pay at maturity the portion of the $350 million Floating Rate series of First Mortgage Bonds due December 2008 that had been assumed by Entergy Texas, and that bond series is no longer outstanding.  In January 2009, Entergy Texas repaid its $160 million note payable to Entergy Corporation with the proceeds from the issuance of $500 million of 7.125% Series mortgage bonds in January 2009.

Entergy New Orleans Affiliate Notes

Pursuant to its plan of reorganization, in May 2007 Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool.  Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

date of issuance of the notes.  Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%.  The Louisiana judicial rate of interest is 9.5% for 2007, 8.5% for 2008, 5.5% for 2009, and 3.5% for 2010.

NOTE 6.                      PREFERRED EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and minority interest for Entergy Corporation subsidiaries as of December 31, 2009 and 2008 are presented below.  All series of the Utility preferred stock are redeemable at the option of the related company.

	Shares/Units Authorized		Shares/Units Outstanding
	2009	2008	2009	2008	2009	2008
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-6.45% Series	3,413,500	3,413,500	3,413,500	3,413,500	$116,350	$116,350
Entergy Gulf States Louisiana, Series A 8.25%	100,000	100,000	100,000	100,000	10,000	10,000
Entergy Louisiana, 6.95% Series (a)	1,000,000	1,000,000	840,000	840,000	84,000	84,000
Entergy Mississippi, 4.36%-6.25% Series	1,403,807	1,403,807	1,403,807	1,403,807	50,381	50,381
Entergy New Orleans, 4.36%-5.56% Series	197,798	197,798	197,798	197,798	19,780	19,780
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	6,115,105	6,115,105	5,955,105	5,955,105	280,511	280,511

Non-nuclear Wholesale Assets Business:
Preferred Stock without sinking fund:
Entergy Asset Management, 8.95% rate (b)	1,000,000	1,000,000	305,240	297,376	29,375	29,738
Other	-	-	-	-	1,457	780
Total Subsidiaries' Preferred Stock without sinking fund	7,115,105	7,115,105	6,260,345	6,252,481	$311,343	$311,029

(a)	In 2007, Entergy Louisiana Holdings, an Entergy subsidiary, purchased 160,000 of these shares from the holders.
(b)
Upon the sale of Class B preferred shares in December 2009, Entergy Asset Management had issued and outstanding Class A and Class B preferred shares. The preferred stockholders' agreement provides that each December 31 either Entergy Asset Management or the preferred shareholders may request that the preferred dividend rate be reset.  If Entergy Asset Management and the preferred shareholders are unable to agree on a dividend reset rate, a preferred shareholder can request that its shares be sold to a third party.  If Entergy Asset Management is unable to sell the preferred shares within 75 days, the Class A preferred shareholders have the right to take control of the Entergy Asset Management board of directors for the purpose of liquidating the assets of Entergy Asset Management in order to repay the preferred shares and any accrued dividends. Upon the sale of Class B shares resulting from a failed rate reset or a liquidation transaction by the Class A preferred shareholders, Class B shareholders have the option to exchange their shares for shares of Class A preferred stock.

All outstanding preferred stock and membership interests are cumulative.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

At December 31, 2009 and 2008, Entergy Gulf States Louisiana had outstanding 100,000 units of no par value 8.25% Series Preferred Membership Interests that were initially issued by Entergy Gulf States, Inc. as preference stock.  The preference shares were converted into the preferred units as part of the jurisdictional separation.  The distributions are cumulative and payable quarterly beginning March 15, 2008.  The preferred membership interests are redeemable on or after December 15, 2015, at Entergy Gulf States Louisiana's option, at the fixed redemption price of $100 per unit.

The number of shares and units authorized and outstanding and dollar value of preferred stock and membership interests for Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2009 and 2008 are presented below.  All series of the Utility operating companies' preferred stock and membership interests are redeemable at the respective company's option at the call prices presented.  Dividends and distributions paid on all of Entergy's preferred stock and membership interests series are eligible for the dividends received deduction.  The dividends received deduction is limited by Internal Revenue Code section 244 for the following preferred stock series: Entergy Arkansas 4.72%, Entergy Mississippi 4.56%, and Entergy New Orleans 4.75%.

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2009	2008	2009	2008	2009
Entergy Arkansas Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
6.08% Series	100,000	100,000	10,000	10,000	$102.83
Cumulative, $25 par value:
6.45% Series (a)	3,000,000	3,000,000	75,000	75,000	$-
Total without sinking fund	3,413,500	3,413,500	$116,350	$116,350

	Shares/Units Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share/Unit as of December 31,
	2009	2008	2009	2008	2009
Entergy Gulf States Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
8.25% Series (b)	100,000	100,000	$10,000	$10,000	$-
Total without sinking fund	100,000	100,000	$10,000	$10,000

	Units Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Unit as of December 31,
	2009	2008	2009	2008	2009
Entergy Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
6.95% Series (c)	1,000,000	1,000,000	$100,000	$100,000	$-
Total without sinking fund	1,000,000	1,000,000	$100,000	$100,000

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2009	2008	2009	2008	2009
Entergy Mississippi Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.88
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
Cumulative, $25 par value
6.25% Series (d)	1,200,000	1,200,000	30,000	30,000	$-
Total without sinking fund	1,403,807	1,403,807	$50,381	$50,381

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price Per Share as of December 31,
	2009	2008	2009	2008	2009
Entergy New Orleans Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	60,000	60,000	$6,000	$6,000	$104.58
4.75% Series	77,798	77,798	7,780	7,780	$105.00
5.56% Series	60,000	60,000	6,000	6,000	$102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

(a)	Series is non-callable until April 2011; thereafter callable at par.
(b)	Series is non-callable until January 2016; thereafter callable at par.
(c)	Series is non-callable until December 2010; thereafter callable at par.
(d)	Series is non-callable until August 2010; thereafter callable at par.

In connection with the adoption of the new accounting pronouncement regarding non-controlling interests Entergy evaluated the accounting standards regarding the classification and measurement of redeemable securities.  These standards require the classification of securities between liabilities and shareholders' equity on the balance sheet if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  The Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans articles of incorporation provide, generally, that the holders of each company's preferred securities may elect a majority of the respective company's board of directors if dividends are not paid for a year, until such time as the dividends in arrears are paid.  Therefore, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans present their preferred securities outstanding between liabilities and shareholders' equity on the balance sheet as of December 31, 2009, and are restating the December 31, 2008 amounts presented in each affected company's financial statements to reflect this same presentation, which reduces the previously reported total shareholders' equity amount by $116 million, $50 million and $20 million for Entergy Arkansas, Entergy Mississippi and Entergy New Orleans, respectively.  The 2007 shareholders' equity for each of the affected companies is restated by the same respective amount.  This change has no net effect on those companies' reported amount of total liabilities and equity or any other financial statements presented or amounts included therein.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.                      COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

Treasury Stock

Treasury stock activity for Entergy for 2009, 2008, and 2007 is as follows:

	2009		2008		2007
	Treasury		Treasury		Treasury
	Shares	Cost	Shares	Cost	Shares	Cost
		(In Thousands)		(In Thousands)		(In Thousands)

Beginning Balance, January 1	58,815,518	$4,175,214	55,053,847	$3,734,865	45,506,311	$2,644,390
Repurchases	7,680,000	613,125	4,792,299	512,351	11,581,842	1,215,578
Issuances:
Employee Stock-Based Compensation Plans	(856,390)	(60,846)	(1,025,408)	(71,636)	(2,029,686)	(124,801)
Directors' Plan	(4,548)	(326)	(5,220)	(366)	(4,620)	(302)
Ending Balance, December 31	65,634,580	$4,727,167	58,815,518	$4,175,214	55,053,847	$3,734,865
Entergy Corporation reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors' Plan), two Equity Ownership Plans of Entergy Corporation and Subsidiaries, the Equity Awards Plan of Entergy Corporation and Subsidiaries, and certain other stock benefit plans.  The Directors' Plan awards to non-employee directors a portion of their compensation in the form of a fixed number of shares of Entergy Corporation common stock.

In January 2007, the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock.  In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions.  Entergy completed both the $1.5 billion and $500 million programs in the third quarter 2009.  In October 2009, the Board granted authority for an additional $750 million share repurchase program.

Retained Earnings and Dividend Restrictions

Provisions within the articles of incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock.  As of December 31, 2009, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $461.6 million and $236 million, respectively.  Entergy Corporation received dividend payments from subsidiaries totaling $417 million in 2009, $313 million in 2008, and $625 million in 2007.

NOTE 8.                      COMMITMENTS AND CONTINGENCIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition.  Entergy discusses regulatory proceedings in Note 2 to the financial statements and discusses tax proceedings in Note 3 to the financial statements.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $215.6 million in 2009, $167.7 million in 2008, and $130.8 million in 2007.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $169.8 million in 2010, and a total of $2.81 billion for the years 2011 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.  In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to ten years, beginning in October 2002.  In addition, in accordance with an LPSC settlement, Entergy Louisiana credited rates in August 2007 by $11.8 million (including interest) as a result of a settlement with the IRS of the 2001 tax treatment of the Vidalia contract.  The provisions of the settlement also provide that the LPSC shall not recognize or use Entergy Louisiana's use of the cash benefits from the tax treatment in setting any of Entergy Louisiana's rates.  Therefore, to the extent Entergy Louisiana's use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes.

Nuclear Insurance

Third Party Liability Insurance

The Price-Anderson Act requires that reactor licensees purchase insurance and participate in a secondary insurance pool that provides insurance coverage for the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025.  The Price-Anderson Act requires nuclear power plants to show evidence of financial protection in the event of a nuclear accident.  This protection must consist of two layers of coverage:

1.
The primary level is private insurance underwritten by American Nuclear Insurers and provides public liability insurance coverage of $375 million.  If this amount is not sufficient to cover claims arising from an accident, the second level, Secondary Financial Protection, applies.

2.
Within the Secondary Financial Protection level, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident or fault, up to a maximum of $117.5 million per reactor per incident (Entergy's maximum total contingent obligation per incident is $1.3 billion).  This consists of a $111.9 million maximum retrospective premium plus a five percent surcharge, which equates to $117.5 million, that may be payable, if needed, at a rate that is currently set at $17.5 million per year per nuclear power reactor.  A $300 million industry-wide aggregate limit exists for domestically-sponsored terrorist acts.  There is no aggregate limitation for foreign-sponsored terrorist acts.

Currently, 104 nuclear reactors are participating in the Secondary Financial Protection program.  The product of the maximum retrospective premium assessment to the nuclear power industry and the number of nuclear power reactors provides over $12.2 billion in secondary layer insurance coverage to compensate the public in the event of a nuclear power reactor accident.  The Price-Anderson Act provides that all potential liability for a nuclear accident is limited to the amounts of insurance coverage available under the primary and secondary layers.

Entergy Arkansas has two licensed reactors and Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (SMEPA) that would share on a pro-rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act).  Entergy's Non-Utility Nuclear business owns and operates six nuclear power reactors and owns the shutdown Indian Point 1 reactor and Big Rock Point facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Property Insurance

Entergy's nuclear owner/licensee subsidiaries are members of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage, including decontamination and premature decommissioning expense, to the members' nuclear generating plants.  Effective April 1, 2009, Entergy was insured against such losses per the following structures:

Utility Plants (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3)
•	Primary Layer (per plant) - $500 million per occurrence
•	Excess Layer (per plant) - $750 million per occurrence
•	Blanket Layer (shared among the Utility plants) - $350 million per occurrence
•	Total limit - $1.6 billion per occurrence
•	Deductibles:
•	$2.5 million per occurrence - Turbine/generator damage
•	$2.5 million per occurrence - Other than turbine/generator damage
•	$10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm

Note:  ANO 1 and 2 share in the primary and excess layers with common policies because the policies are issued on a per site basis.

Non-Utility Nuclear Plants (Indian Point 2 and 3, FitzPatrick, Pilgrim, Vermont Yankee, Palisades, and Big Rock Point)

•	Primary Layer (per plant) - $500 million per occurrence
•	Excess Layer - $615 million per occurrence
•	Total limit - $1.115 billion per occurrence
•	Deductibles:
•	$2.5 million per occurrence - Turbine/generator damage
•	$2.5 million per occurrence - Other than turbine/generator damage
•	$10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm

Note:  Indian Point 2 and 3 share in the primary and excess layers with common policies because the policies are issued on a per site basis.  Big Rock Point has its own primary policy with no excess coverage.

In addition, Waterford 3, Grand Gulf, and the Non-Utility Nuclear plants are also covered under NEIL's Accidental Outage Coverage program.  This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible and a waiting period.  The following summarizes this coverage effective April 1, 2009:

Waterford 3
•	$2.95 million weekly indemnity
•	$413 million maximum indemnity
•	Deductible: 26 week waiting period

Grand Gulf
•	$400,000 weekly indemnity (total for four policies)
•	$56 million maximum indemnity (total for four policies)
•	Deductible: 26 week waiting period

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Indian Point 2, Indian Point 3, and Palisades
•	$4.5 million weekly indemnity
•	$490 million maximum indemnity
•	Deductible: 12 week waiting period

FitzPatrick and Pilgrim
•	$4.0 million weekly indemnity
•	$490 million maximum indemnity
•	Deductible: 12 week waiting period

Vermont Yankee
•	$3.5 million weekly indemnity
•	$435 million maximum indemnity
•	Deductible: 12 week waiting period

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective April 1, 2009, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$21.3
Entergy Gulf States Louisiana	$17.1
Entergy Louisiana	$19.0
Entergy Mississippi	$0.07
Entergy New Orleans	$0.07
Entergy Texas	N/A
System Energy	$15.1

Non-Utility Nuclear	$-

Effective April 1, 2009, potential assessments for the Non-Utility Nuclear plants are covered by insurance obtained through NEIL's reinsurers.

Entergy maintains property insurance for its nuclear units in excess of the NRC's minimum requirement of $1.06 billion per site for nuclear power plant licensees.  NRC regulations provide that the proceeds of this insurance must be used, first, to render the reactor safe and stable, and second, to complete decontamination operations.  Only after proceeds are dedicated for such use and regulatory approval is secured would any remaining proceeds be made available for the benefit of plant owners or their creditors.

In the event that one or more acts of terrorism causes property damage under one or more or all nuclear insurance policies issued by NEIL (including, but not limited to, those described above) within 12 months from the date the first property damage occurs, the maximum recovery under all such nuclear insurance policies shall be an aggregate of $3.24 billion plus the additional amounts recovered for such losses from reinsurance, indemnity, and any other sources applicable to such losses.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Conventional Property Insurance

Entergy's conventional property insurance program provides coverage of up to $400 million on an Entergy system-wide basis for all operational perils (direct physical loss or damage due to machinery breakdown, electrical failure, fire, lightning, hail, or explosion) on an "each and every loss" basis; up to $400 million in coverage for certain natural perils (direct physical loss or damage due to earthquake, tsunami, flood, ice storm, and tornado) on an annual aggregate basis; and up to $125 million for certain other natural perils (direct physical loss or damage due to a named windstorm or storm surge) on an annual aggregate basis.  The conventional property insurance program only provides up to $50 million in coverage for the Entergy New Orleans gas distribution system on an annual aggregate basis.  The coverage is subject to a $20 million self-insured retention per occurrence for operational perils and a $35 million self-insured retention per occurrence for natural perils and for the Entergy New Orleans gas distribution system.

Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties.  Excluded property generally includes above-ground transmission and distribution lines, poles, and towers.  The primary layer consists of a $125 million layer in excess of the self-insured retention and the excess layer consists of a $275 million layer in excess of the $125 million primary layer.  Both layers are placed on a quota share basis through several insurers.  This coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the owners of the Non-Utility Nuclear power plants.

In addition to the conventional property insurance program, Entergy has purchased additional coverage ($20 million per occurrence) for some of its non-regulated, non-generation assets.  This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis.  The applicable deductibles are $100,000 to $250,000, except for properties that are damaged by flooding and properties whose values are greater than $20 million; these properties have a $500,000 deductible.

Gas System Rebuild Insurance Proceeds (Entergy New Orleans)

Entergy New Orleans received insurance proceeds for future construction expenditures associated with rebuilding its gas system, and the October 2006 City Council resolution approving the settlement of Entergy New Orleans' rate and storm-cost recovery filings requires Entergy New Orleans to record those proceeds in a designated sub-account of other deferred credits until the proceeds are spent on the rebuild project.  This other deferred credit is shown as "Gas system rebuild insurance proceeds" on Entergy New Orleans' balance sheet.

Waterford 3 Lease Obligations (Entergy Louisiana)

In 1989, in three separate but substantially identical transactions, Entergy Louisiana sold and leased back undivided interests in Waterford 3 for the aggregate sum of $353.6 million.  The interests represent approximately 9.3% of Waterford 3.  Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the termination of the lease transactions and may be required to assume the outstanding bonds issued to finance, in part, the lessors' acquisition of the undivided interests in Waterford 3.

Employment and Labor-related Proceedings

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees and third parties not selected for open positions.  These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans. Entergy and the Registrant Subsidiaries are responding to these suits and proceedings and deny liability to the claimants.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Asbestos Litigation (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts primarily in Texas and Louisiana, primarily by contractor employees who worked in the 1940-1980s timeframe, against Entergy Gulf States Louisiana and Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 500 lawsuits involving approximately 5,000 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

Grand Gulf - Related Agreements

Capital Funds Agreement (System Energy)

System Energy has entered into agreements with Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans whereby they are obligated to purchase their respective entitlements of capacity and energy from System Energy's current 90% interest in Grand Gulf, and to make payments that, together with other available funds, are adequate to cover System Energy's operating expenses.  System Energy would have to secure funds from other sources, including Entergy Corporation's obligations under the Capital Funds Agreement, to cover any shortfalls from payments received from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under these agreements.

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its current 90% share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC.  Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation.  The agreement will remain in effect until terminated by the parties and the termination is approved by FERC, most likely upon Grand Gulf's retirement from service.  Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2009 under the agreement are approximately $17 million for Entergy Arkansas, $6.8 million for Entergy Louisiana, $14 million for Entergy Mississippi, and $8.3 million for Entergy New Orleans.

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas-17.1%, Entergy Louisiana-26.9%, Entergy Mississippi-31.3%, and Entergy New Orleans-24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses as defined, including an amount sufficient to amortize the cost of Grand Gulf 2 over 27 years. (See Reallocation Agreement terms below.)  System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations.  Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement.  Accordingly, no payments under the Availability Agreement have ever been required.  If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments.

Reallocation Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans entered into the Reallocation Agreement relating to the sale of capacity and energy from Grand Gulf and the related costs, in which Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans agreed to assume all of Entergy Arkansas' responsibilities and obligations with respect to Grand Gulf under the Availability Agreement.  FERC's decision allocating a portion of Grand Gulf capacity and energy to Entergy Arkansas supersedes the Reallocation Agreement as it relates to Grand Gulf.  Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (Entergy Louisiana-26.23%, Entergy Mississippi-43.97%, and Entergy New Orleans-29.80%) under the terms of the Reallocation Agreement.  However, the Reallocation Agreement does not affect Entergy Arkansas' obligation to System Energy's lenders under the assignments referred to in the preceding paragraph.  Entergy Arkansas would be liable for its share of such amounts if Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans were unable to meet their contractual obligations.  No payments of any amortization amounts will be required so long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

Reimbursement Agreement (System Energy)

In December 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million.  The interests represent approximately 11.5% of Grand Gulf.  During the term of the leases, System Energy is required to maintain letters of credit for the equity investors to secure certain amounts payable to the equity investors under the transactions.

Under the provisions of the reimbursement agreement relating to the letters of credit, System Energy has agreed to a number of covenants regarding the maintenance of certain capitalization and fixed charge coverage ratios.  System Energy agreed, during the term of the reimbursement agreement, to maintain a ratio of debt to total liabilities and equity less than or equal to 70%.  In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense of at least 1.50 times earnings.  As of December 31, 2009, System Energy was in compliance with these covenants.

NOTE  9.                      ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Accounting standards require the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets.  For Entergy, substantially all of its asset retirement obligations consist of its liability for decommissioning its nuclear power plants.  In addition, an insignificant amount of removal costs associated with non-nuclear power plants is also included in the decommissioning line item on the balance sheets.

These liabilities are recorded at their fair values (which are the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset.  The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation.  The accretion will continue through the completion of the asset retirement activity.  The amounts added to the carrying amounts of the long-lived assets will be depreciated over the useful lives of the assets.  The application of accounting standards related to asset retirement obligations is earnings neutral to the rate-regulated business of the Registrant Subsidiaries.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In accordance with ratemaking treatment and as required by regulatory accounting standards, the depreciation provisions for the Registrant Subsidiaries include a component for removal costs that are not asset retirement obligations under accounting standards.  In accordance with regulatory accounting principles, the Registrant Subsidiaries have recorded regulatory assets (liabilities) in the following amounts to reflect their estimates of the difference between estimated incurred removal costs and estimated removal costs recovered in rates:

	December 31,
	2009	2008
	(In Millions)

Entergy Arkansas	($7.3)	$5.9
Entergy Gulf States Louisiana	($7.5)	($3.6)
Entergy Louisiana	($21.7)	($43.5)
Entergy Mississippi	$44.5	$40.0
Entergy New Orleans	$15.2	$15.4
Entergy Texas	$7.2	$34.7
System Energy	$13.9	$14.5

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2009 by Entergy were as follows:

	Liabilities as of December 31, 2008	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2009
			(In Millions)
Utility:
Entergy Arkansas	$540.7	$34.6	($8.9)	$-	$566.4
Entergy Gulf States Louisiana	$222.9	$19.6	$78.7	$-	$321.2
Entergy Louisiana	$276.8	$21.4	$-	$-	$298.2
Entergy Mississippi	$4.8	$0.3	$-	$-	$5.1
Entergy New Orleans	$3.0	$0.2	$-	$-	$3.2
Entergy Texas	$3.3	$0.1	$-	$-	$3.4
System Energy	$396.2	$29.4	($4.2)	$-	$421.4

Non-Utility Nuclear	$1,228.7	$99.3	$-	($8.5)	$1,319.5

Other	$1.2	$-	$-	($0.1)	$1.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2008 by Entergy were as follows:

	Liabilities as of December 31, 2007	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2008
			(In Millions)
Utility:
Entergy Arkansas	$505.6	$35.1	$-	$-	$540.7
Entergy Gulf States Louisiana	$204.8	$18.1	$-	$-	$222.9
Entergy Louisiana	$257.1	$19.9	($0.2)	$-	$276.8
Entergy Mississippi	$4.5	$0.3	$-	$-	$4.8
Entergy New Orleans	$2.8	$0.2	$-	$-	$3.0
Entergy Texas	$3.1	$0.2	$-	$-	$3.3
System Energy	$368.6	$27.6	$-	$-	$396.2

Non-Utility Nuclear	$1,141.6	$93.5	$13.7	($20.1)	$1,228.7

Other	$1.1	$0.1	$-	$-	$1.2

Entergy periodically reviews and updates estimated decommissioning costs.  The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.  As described below, during 2008 and 2009 Entergy updated decommissioning cost estimates for certain nuclear power plants.

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

In the fourth quarter 2009, Entergy Gulf States Louisiana recorded a revision to its estimated decommissioning cost liabilities for River Bend as a result of a revised decommissioning cost study.  The revised estimate resulted in a $78.7 million increase in its decommissioning liability, along with a corresponding increase in the related asset retirement obligation asset that will be depreciated over the remaining life of the units.

In the third quarter 2008, Entergy's Non-Utility Nuclear business recorded an increase of $13.7 million in decommissioning liabilities for certain of its plants as a result of revised decommissioning cost studies.  The revised estimates resulted in the recognition of a $13.7 million asset retirement obligation asset that will be depreciated over the remaining life of the units.

For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retained the decommissioning trusts and the decommissioning liability.  NYPA and Entergy executed decommissioning agreements, which specify their decommissioning obligations.  NYPA has the right to require Entergy to assume the decommissioning liability provided that it assigns the corresponding decommissioning trust, up to a specified level, to Entergy.  If the decommissioning liability is retained by NYPA, Entergy will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts.  Entergy recorded an asset representing its estimate of the present value of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

difference between the stipulated contract amount for decommissioning the plants less the decommissioning cost estimated in an independent decommissioning cost study. The asset is increased by monthly accretion based on the applicable discount rate necessary to ultimately provide for the estimated future value of the decommissioning contract.  The monthly accretion is recorded as interest income.

Entergy maintains decommissioning trust funds that are committed to meeting the costs of decommissioning the nuclear power plants.  The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets of Entergy as of December 31, 2009 are as follows:

	Decommissioning Trust Fair Values	Regulatory Asset
	(In Millions)

Utility:
ANO 1 and ANO 2	$440.2	$173.7
River Bend	$349.5	$11.0
Waterford 3	$209.1	$91.0
Grand Gulf	$327.0	$97.8
Non-Utility Nuclear	$1,885.4	$-

The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets of Entergy as of December 31, 2008 are as follows:

	Decommissioning Trust Fair Values	Regulatory Asset
	(In Millions)

Utility:
ANO 1 and ANO 2	$390.5	$159.5
River Bend	$303.2	$8.7
Waterford 3	$180.9	$77.7
Grand Gulf	$268.8	$96.1
Non-Utility Nuclear	$1,688.9	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 10.                      LEASES  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

General

As of December 31, 2009, Entergy Corporation and subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) with minimum lease payments as follows:

Year	Operating Leases	Capital Leases
	(In Thousands)

2010	$95,392	$4,924
2011	79,043	4,924
2012	66,042	4,924
2013	58,279	4,924
2014	58,557	3,124
Years thereafter	172,752	43,480
Minimum lease payments	530,065	66,300
Less: Amount representing interest	-	26,708
Present value of net minimum lease payments	$530,065	$39,592

Total rental expenses for all leases (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $71.6 million in 2009, $66.4 million in 2008, and $78.8 million in 2007.

As of December 31, 2009, the Registrant Subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

Capital Leases

Year	Entergy Arkansas	Entergy Mississippi
	(In Thousands)

2010	$237	$1,800
2011	237	1,800
2012	237	1,800
2013	237	1,800
2014	237	-
Years thereafter	1,383	-
Minimum lease payments	2,568	7,200
Less: Amount representing interest	1,204	782
Present value of net minimum lease payments	$1,364	$6,418

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Operating Leases

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2010	$20,983	$12,942	$8,961	$6,381	$729	$4,289
2011	21,053	11,273	8,115	4,104	521	4,036
2012	18,505	10,656	7,010	3,344	382	3,864
2013	17,090	10,001	6,018	3,009	366	3,786
2014	15,894	16,853	4,610	2,616	312	2,402
Years thereafter	27,096	61,007	5,639	9,066	743	1,724
Minimum lease payments	$120,621	$122,732	$40,353	$28,520	$3,053	$20,101

Rental Expenses

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2009	$12.0	$11.6	$10.7	$5.3	$1.6	$9.9	$1.3
2008	$11.4	$11.6	$9.9	$5.6	$1.5	$7.8	$1.1
2007	$15.9	$17.0	$10.4	$5.4	$1.5	$11.2	$1.3

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment.  Railcar operating lease payments were $7.2 million in 2009, $10.2 million in 2008, and $9.0 million in 2007 for Entergy Arkansas and $3.1 million in 2009, $3.4 million in 2008, and $4.8 million in 2007 for Entergy Gulf States Louisiana.  Oil tank facilities lease payments for Entergy Mississippi were $3.4 million in 2009, $3.4 million in 2008, and $3.4 million in 2007.

Nuclear Fuel Leases

As of December 31, 2009, arrangements to lease nuclear fuel existed in an aggregate amount up to $215 million for Entergy Arkansas, $210 million for Entergy Gulf States Louisiana, $160 million for Entergy Louisiana, and $155 million for System Energy.  As of December 31, 2009, the unrecovered cost base of nuclear fuel leases amounted to approximately $173.1 million for Entergy Arkansas, $157.0 million for Entergy Gulf States Louisiana, $122.0 million for Entergy Louisiana, and $75.4 million for System Energy.  The lessors finance the acquisition and ownership of nuclear fuel through loans made under revolving credit agreements, the issuance of commercial paper, and the issuance of intermediate-term notes.  The credit agreements for Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have a termination date of August 12, 2010.  The termination dates may be extended from time to time with the consent of the lenders.  The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through July 15, 2014.  It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt.  However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations in accordance with the fuel lease.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Lease payments are based on nuclear fuel use.  The table below represents the total nuclear fuel lease payments (principal and interest), as well as the separate interest component charged to operations, in 2009, 2008, and 2007 for the four Registrant Subsidiaries that own nuclear power plants:

	2009		2008		2007
	Lease Payments	Interest	Lease Payments	Interest	Lease Payments	Interest
	(In Millions)

Entergy Arkansas	$79.5	$8.1	$63.5	$4.7	$61.7	$5.8
Entergy Gulf States Louisiana	33.9	1.9	29.3	2.5	31.5	2.8
Entergy Louisiana	50.0	3.3	44.6	3.0	44.2	4.0
System Energy	50.3	5.4	33.0	2.9	30.4	4.0
Total	$213.7	$18.7	$170.4	$13.1	$167.8	$16.6

Sale and Leaseback Transactions

Waterford 3 Lease Obligations

In 1989, in three separate but substantially identical transactions, Entergy Louisiana sold and leased back undivided interests in Waterford 3 for the aggregate sum of $353.6 million.  The interests represent approximately 9.3% of Waterford 3.  The leases expire in 2017.  Under certain circumstances, Entergy Louisiana may repurchase the leased interests prior to the end of the term of the leases.  At the end of the lease terms, Entergy Louisiana has the option to repurchase the leased interests in Waterford 3 at fair market value or to renew the leases for either fair market value or, under certain conditions, a fixed rate.

Entergy Louisiana issued $208.2 million of non-interest bearing first mortgage bonds as collateral for the equity portion of certain amounts payable under the leases.

Upon the occurrence of certain events, Entergy Louisiana may be obligated to assume the outstanding bonds used to finance the purchase of the interests in the unit and to pay an amount sufficient to withdraw from the lease transaction.  Such events include lease events of default, events of loss, deemed loss events, or certain adverse "Financial Events."  "Financial Events" include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure period, to maintain (i) total equity capital (including preferred membership interests) at least equal to 30% of adjusted capitalization, or (ii) a fixed charge coverage ratio of at least 1.50 computed on a rolling 12 month basis.  As of December 31, 2009, Entergy Louisiana was in compliance with these provisions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2009, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:

Amount
(In Thousands)

2010	$35,138
2011	50,421
2012	39,067
2013	26,301
2014	31,036
Years thereafter	106,821
Total	288,784
Less: Amount representing interest	47,656
Present value of net minimum lease payments	$241,128

Grand Gulf Lease Obligations

In December 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million.  The interests represent approximately 11.5% of Grand Gulf.  The leases expire in 2015.  Under certain circumstances, System Entergy may repurchase the leased interests prior to the end of the term of the leases.  At the end of the lease terms, System Energy has the option to repurchase the leased interests in Grand Gulf at fair market value or to renew the leases for either fair market value or, under certain conditions, a fixed rate.

In May 2004, System Energy caused the Grand Gulf lessors to refinance the outstanding bonds that they had issued to finance the purchase of their undivided interest in Grand Gulf.  The refinancing is at a lower interest rate, and System Energy's lease payments have been reduced to reflect the lower interest costs.

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation.  However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory liability of $2.5 million and a net regulatory asset of $19.2 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, System Energy had future minimum lease payments (reflecting an implicit rate of 5.13%), which are recorded as long-term debt as follows:

Amount
(In Thousands)

2010	$48,569
2011	49,437
2012	49,959
2013	50,546
2014	51,637
Years thereafter	52,253
Total	302,401
Less: Amount representing interest	35,537
Present value of net minimum lease payments	$266,864

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 11.   RETIREMENT, OTHER POSTRETIREMENT BENEFITS, AND DEFINED CONTRIBUTION PLANS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Qualified Pension Plans

Entergy has seven qualified pension plans covering substantially all of its employees: "Entergy Corporation Retirement Plan for Non-Bargaining Employees," "Entergy Corporation Retirement Plan for Bargaining Employees," "Entergy Corporation Retirement Plan II for Non-Bargaining Employees," "Entergy Corporation Retirement Plan II for Bargaining Employees," "Entergy Corporation Retirement Plan III," "Entergy Corporation Retirement Plan IV for Non-Bargaining Employees," and "Entergy Corporation Retirement Plan IV for Bargaining Employees."  The Registrant Subsidiaries participate in two of these plans: "Entergy Corporation Retirement Plan for Non-Bargaining Employees" and "Entergy Corporation Retirement Plan for Bargaining Employees."  Except for the Entergy Corporation Retirement Plan III, the pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement.  The Entergy Corporation Retirement Plan III includes a mandatory employee contribution of 3% of earnings during the first 10 years of plan participation, and allows voluntary contributions from 1% to 10% of earnings for a limited group of employees.

The  assets  of  the  seven  qualified  pension plans are held in a master  trust  established  by  Entergy. Each pension plan maintains an undivided beneficial interest in each of the investment accounts of the Master Trust maintained by J. P. Morgan Chase & Co. (the Trustee.)  Use of the master trust permits the commingling of the trust assets of the pension plans of Entergy Corporation and its Registrant Subsidiaries for investment and administrative purposes.  Although assets are commingled in the master trust,  the  Trustee  maintains  supporting  records  for  the  purpose  of allocating  the  equity  in  net  earnings  (loss)  and  the administrative expenses  of  the  investment accounts to the various participating pension plans.  The  Trustee determines the fair value of the fund and calculates a daily  earnings  factor, including realized and unrealized gains or losses, collected  and  accrued  income, and administrative expenses, and allocates earnings to each plan in the master trust on a pro rata basis.

Further, within each pension plan, the record of each Registrant Subsidiary’s beneficial interest in the plan assets is maintained by the plan's actuary and is updated quarterly.  Assets for each Registrant Subsidiary are increased for investment income, contributions, and benefit payments. A plan’s investment income (i.e. interest and dividends, realized gains and losses and expense) is allocated to the Registrant Subsidiaries participating in that plan based on the value of assets for each Registrant Subsidiary at the beginning of the quarter adjusted for contributions and benefit payments made during the quarter.

Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts.  The Registrant Subsidiaries' pension costs are recovered from customers as a component of cost of service in each of their jurisdictions.  Entergy uses a December 31 measurement date for its pension plans.

Accounting standards require an employer to recognize in its balance sheet the funded status of its benefit plans.  This is measured as the difference between plan assets at fair value and the benefit obligation.  Employers are to record previously unrecognized gains and losses, prior service costs, and any remaining transition asset or obligation (that resulted from adopting prior pension and other postretirement benefits accounting standards) as comprehensive income and/or as a regulatory asset reflective of the recovery mechanism for pension and other postretirement benefit costs in the Utility's jurisdictions.  For the portion of Entergy Gulf States Louisiana that is not regulated, the unrecognized prior service cost, gains and losses, and transition asset/obligation for its pension and other postretirement benefit obligations are recorded as other comprehensive income.  Entergy Gulf States Louisiana and Entergy Louisiana recover other postretirement benefit costs on a pay as you go basis and record the unrecognized prior service cost, gains and losses, and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

transition obligation for its other postretirement benefit obligation as other comprehensive income.  Accounting standards also requires that changes in the funded status be recorded as other comprehensive income and/or a regulatory asset in the period in which the changes occur.

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation's and its subsidiaries' total 2009, 2008, and 2007 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2009	2008	2007
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$89,646	$90,392	$96,565
Interest cost on projected benefit obligation	218,172	206,586	185,170
Expected return on assets	(249,220)	(230,558)	(203,521)
Amortization of prior service cost	4,997	5,063	5,531
Recognized net loss	22,401	26,834	45,775
Curtailment loss	-	-	2,336
Special termination benefit loss	-	-	4,018
Net periodic pension costs	$85,996	$98,317	$135,874

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service cost	$-	$-	$11,339
Net (gain)/loss	76,799	965,069	(68,853)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	(4,997)	(5,063)	(5,531)
Amortization of net loss	(22,401)	(26,834)	(45,775)
Total	49,401	933,172	(108,820)

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$135,397	$1,031,489	$27,054

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$4,658	$4,997	$5,064
Net loss	$65,900	$22,401	$25,641

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries' total 2009, 2008, and 2007 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$13,601	$6,993	$7,896	$3,981	$1,701	$3,668	$3,519
Interest cost on projected benefit obligation	47,043	21,116	27,760	14,706	5,878	15,741	8,555
Expected return on assets	(48,749)	(30,065)	(32,789)	(16,943)	(7,261)	(20,740)	(11,064)
Amortization of prior service cost	849	438	474	341	206	321	34
Recognized net loss	7,058	319	2,817	1,289	1,225	168	439
Net pension cost/(income)	$19,802	$(1,199)	$6,158	$3,374	$1,749	$(842)	$1,483

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss/(gain)	$32,528	$36,704	$7,113	$5,609	$724	$(3,444)	$5,076
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(849)	(438)	(474)	(341)	(206)	(321)	(34)
Amortization of net loss	(7,058)	(319)	(2,817)	(1,289)	(1,225)	(168)	(439)
Total	$24,621	$35,947	$3,822	$3,979	$(707)	$(3,933)	$4,603

Total recognized as net periodic pension cost/(income), regulatory asset, and/or AOCI (before tax)	$44,423	$34,748	$9,980	$7,353	$1,042	$(4,775)	$6,086

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$782	$302	$474	$318	$177	$237	$34
Net loss	$16,506	$7,621	$8,603	$4,362	$2,544	$3,207	$523

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$14,335	$7,363	$8,230	$4,251	$1,779	$3,874	$3,719
Interest cost on projected benefit obligation	46,464	20,189	27,135	14,507	5,660	15,528	7,749
Expected return on assets	(47,060)	(28,658)	(32,535)	(16,299)	(7,355)	(20,188)	(9,810)
Amortization of prior service cost	892	438	478	361	205	321	34
Recognized net loss	9,212	461	3,679	1,941	1,280	621	366
Net pension cost/(income)	$23,843	$(207)	$6,987	$4,761	$1,569	$156	$2,058

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$178,674	$118,804	$131,649	$64,245	$30,687	$81,016	$37,700
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(892)	(438)	(478)	(361)	(205)	(321)	(34)
Amortization of net loss	(9,212)	(461)	(3,679)	(1,941)	(1,280)	(621)	(366)
Total	$168,570	$117,905	$127,492	$61,943	$29,202	$80,074	$37,300

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$192,413	$117,698	$134,479	$66,704	$30,771	$80,230	$39,358

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$849	$438	$474	$341	$206	$321	$34
Net loss	$7,063	$323	$2,823	$1,299	$1,216	$200	$433

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$14,550	$12,043	$8,924	$4,357	$1,878	$4,048	$4,083
Interest cost on projected benefit obligation	41,992	32,556	25,003	13,484	5,040	13,757	6,841
Expected return on assets	(44,037)	(43,001)	(31,232)	(15,349)	(5,786)	(18,145)	(8,543)
Amortization of prior service cost	1,649	1,217	640	455	178	530	49
Recognized net loss	10,885	2,492	5,733	2,998	1,471	1,051	600
Special termination benefit loss	1,538	443	607	-	-	-	211
Net pension cost	$26,577	$5,750	$9,675	$5,945	$2,781	$1,241	$3,241

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$(1,470)	$(7,115)	$(9,098)	$(5,388)	$1,221	$6,774	$(1,405)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(1,649)	(1,218)	(640)	(455)	(178)	(530)	(49)
Amortization of net loss	(10,885)	(2,492)	(5,733)	(2,998)	(1,471)	(1,051)	(600)
Total	$(14,004)	$(10,825)	$(15,471)	$(8,841)	$(428)	$5,193	$(2,054)

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$12,573	$(5,075)	$(5,796)	$(2,896)	$2,353	$6,434	$1,187

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$892	$438	$478	$361	$207	$321	$34
Net loss	$8,611	$654	$3,196	$1,704	$1,201	$177	$360

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet for Entergy Corporation and its Subsidiaries as of December 31, 2009 and 2008

	December 31,
	2009	2008
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$3,305,315	$3,247,724
Service cost	89,646	90,392
Interest cost	218,172	206,586
Actuarial loss/(gain)	385,221	(89,124)
Employee contributions	852	902
Benefits paid	(161,462)	(151,165)
Balance at end of year	$3,837,744	$3,305,315

Change in Plan Assets
Fair value of assets at beginning of year	$2,078,252	$2,764,383
Actual return on plan assets	557,642	(823,636)
Employer contributions	131,990	287,768
Employee contributions	852	902
Acquisition	-	-
Benefits paid	(161,462)	(151,165)
Fair value of assets at end of year	$2,607,274	$2,078,252

Funded status	$(1,230,470)	$(1,227,063)

Amount recognized in the balance sheet
Non-current liabilities	$(1,230,470)	$(1,227,063)

Amount recognized as a regulatory asset
Prior service cost	$16,376	$20,548
Net loss	1,183,824	1,150,298
	$1,200,200	$1,170,846
Amount recognized as AOCI (before tax)
Prior service cost	$4,116	$4,941
Net loss	297,507	276,635
	$301,623	$281,576

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Recognized in the Balance Sheet for the Registrant Subsidiaries as of December 31, 2009 and 2008

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at beginning of year	$717,104	$320,220	$423,322	$224,605	$89,315	$240,666	$128,540
Service cost	13,601	6,993	7,896	3,981	1,701	3,668	3,519
Interest cost	47,043	21,116	27,760	14,706	5,878	15,741	8,555
Actuarial loss	90,303	73,059	46,963	25,774	9,000	21,311	13,423
Employee contribution	-	-	-	-	-	-	2
Benefits paid	(43,790)	(16,160)	(25,438)	(14,009)	(4,569)	(15,015)	(4,652)
Balance at end of year	$824,261	$405,228	$480,503	$255,057	$101,325	$266,371	$149,387

Change in Plan Assets
Fair value of assets at beginning of year	$407,158	$253,966	$273,473	$142,916	$60,104	$175,551	$71,648
Actual return on plan assets	106,556	66,610	72,862	37,186	15,404	45,823	19,316
Employer contributions	24,808	6,029	7,623	5,819	1,107	3,577	4,747
Employee contribution	-	-	-	-	-	-	2
Benefits paid	(43,790)	(16,160)	(25,438)	(14,009)	(4,569)	(15,015)	(4,652)
Fair value of assets at end of year	$494,732	$310,445	$328,520	$171,912	$72,046	$209,936	$91,061

Funded status	$(329,529)	$(94,783)	$(151,983)	$(83,145)	$(29,279)	$(56,435)	$(58,326)

Amounts recognized in the balance sheet (funded status)
Non-current assets	$-	$-	$-	$-	$-	$-	$-
Non-current liabilities	(329,529)	(94,783)	(151,983)	(83,145)	(29,279)	(56,435)	(58,326)
Total funded status	$(329,529)	$(94,783)	$(151,983)	$(83,145)	$(29,279)	$(56,435)	$(58,326)

Amounts recognized as regulatory asset
Prior service cost	$1,464	$331	$1,045	$509	$222	$324	$69
Net loss	346,511	141,661	199,201	101,893	50,980	97,832	61,186
	$347,975	$141,992	$200,246	$102,402	$51,202	$98,156	$61,255

Amounts recognized as AOCI (before tax)
Prior service cost	$-	$78	$-	$-	$-	$-	$-
Net loss	-	33,229	-	-	-	-	-
	$-	$33,307	$-	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at beginning of year	$734,358	$317,997	$429,387	$229,962	$89,132	$245,910	$120,517
Service cost	14,335	7,363	8,230	4,251	1,779	3,874	3,719
Interest cost	46,464	20,189	27,135	14,507	5,660	15,528	7,749
Actuarial gain	(34,504)	(10,785)	(16,436)	(10,447)	(1,838)	(10,280)	(10)
Employee contribution	-	-	-	-	-	-	4
Benefits paid	(43,549)	(14,544)	(24,994)	(13,668)	(5,418)	(14,366)	(3,439)
Balance at end of year	$717,104	$320,220	$423,322	$224,605	$89,315	$240,666	$128,540

Change in Plan Assets
Fair value of assets at beginning of year	$577,959	$335,180	$413,964	$203,289	$90,692	$242,144	$97,170
Actual return on plan assets	(166,118)	(100,930)	(115,550)	(58,393)	(25,170)	(71,109)	(27,899)
Employer contributions	38,866	34,260	53	11,688	-	18,882	5,812
Employee contribution	-	-	-	-	-	-	4
Benefits paid	(43,549)	(14,544)	(24,994)	(13,668)	(5,418)	(14,366)	(3,439)
Fair value of assets at end of year	$407,158	$253,966	$273,473	$142,916	$60,104	$175,551	$71,648

Funded status	$(309,946)	$(66,254)	$(149,849)	$(81,689)	$(29,211)	$(65,115)	$(56,892)

Amounts recognized in the balance sheet (funded status)
Non-current assets	$-	$-	$-	$-	$-	$-	$-
Non-current liabilities	(309,946)	(66,254)	(149,849)	(81,689)	(29,211)	(65,115)	(56,892)
Total funded status	$(309,946)	$(66,254)	$(149,849)	$(81,689)	$(29,211)	$(65,115)	$(56,892)

Amounts recognized as regulatory asset
Prior service cost	$2,313	$720	$1,520	$849	$428	$645	$103
Net loss	321,073	117,891	195,127	97,651	51,348	101,772	56,455
	$323,386	$118,611	$196,647	$98,500	$51,776	$102,417	$56,558

Amounts recognized as AOCI (before tax)
Prior service cost	$-	$127	$-	$-	$-	$-	$-
Net loss	-	20,804	-	-	-	-	-
	$-	$20,931	$-	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefits

Entergy also currently provides health care and life insurance benefits for retired employees.  Substantially all employees may become eligible for these benefits if they reach retirement age while still working for Entergy.  Entergy uses a December 31 measurement date for its postretirement benefit plans.

Effective January 1, 1993, Entergy adopted an accounting standard requiring a change from a cash method to an accrual method of accounting for postretirement other than pensions. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than the former Entergy Gulf States) and $128 million for the former Entergy Gulf States (now split into Entergy Gulf States Louisiana and Entergy Texas.)  Such obligations are being amortized over a 20-year period that began in 1993.  For the most part, the Registrant Subsidiaries recover other postretirement benefit costs from customers and are required to contribute other postretirement benefits collected in rates to an external trust.

Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have received regulatory approval to recover other postretirement benefit costs through rates.  Entergy Arkansas began recovery in 1998, pursuant to an APSC order.  This order also allowed Entergy Arkansas to amortize a regulatory asset (representing the difference between other postretirement benefit costs and cash expenditures for other postretirement benefits incurred for a five-year period that began January 1, 1993) over a 15-year period that began in January 1998.

The LPSC ordered Entergy Gulf States Louisiana and Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions.  However, the LPSC retains the flexibility to examine individual companies' accounting for other postretirement benefits to determine if special exceptions to this order are warranted.

Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy contribute the other postretirement benefit costs collected in rates into trusts.  System Energy is funding, on behalf of Entergy Operations, other postretirement benefits associated with Grand Gulf.

Trust assets contributed by participating Registrant Subsidiaries are in three bank-administered trusts, established by Entergy Corporation and maintained by The Bank of New York Mellon (the Trustee.)  Each participating Registrant Subsidiary holds a beneficial interest in the trusts’ assets.  Use of these master trusts permits the commingling of the trust assets for investment and administrative purposes.  Although assets are commingled, the Trustee maintains supporting records for the purpose of allocating the beneficial interest in net earnings (losses) and the administrative expenses of the investment accounts to the various participating plans and participating Registrant Subsidiaries. Beneficial interest in an investment account’s net earnings (losses) is comprised of interest and dividends and realized and unrealized gains and losses.  Beneficial interest from these investments is allocated monthly to the plans and participating Registrant Subsidiary based on its portion of net assets in the pooled accounts.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation's and its subsidiaries' total 2009, 2008, and 2007 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2009	2008	2007
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$46,765	$47,198	$44,137
Interest cost on APBO	75,265	71,295	63,231
Expected return on assets	(23,484)	(28,109)	(25,298)
Amortization of transition obligation	3,732	3,827	3,831
Amortization of prior service credit	(16,096)	(16,417)	(15,836)
Recognized net loss	18,970	15,565	18,972
Special termination benefits	-	-	603
Net other postretirement benefit cost	$105,152	$93,359	$89,640

Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	$-	$(5,422)	$(3,520)
Net (gain)/loss	24,983	59,291	(15,013)
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of transition obligation	(3,732)	(3,827)	(3,831)
Amortization of prior service credit	16,096	16,417	15,836
Amortization of net loss	(18,970)	(15,565)	(18,972)
Total	$18,377	$50,894	$(25,500)
Total recognized as net periodic benefit cost, regulatory asset, and/or AOCI (before tax)	$123,529	$144,253	$64,140
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Transition obligation	$3,728	$3,729	$3,831
Prior service credit	$(12,060)	$(17,519)	$(16,417)
Net loss	$17,270	$19,018	$15,676

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2009, 2008, and 2007 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, included the following components:

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$7,058	$4,783	$4,589	$2,119	$1,242	$2,475	$2,051
Interest cost on APBO	15,036	8,020	9,188	4,690	3,869	5,959	2,421
Expected return on assets	(8,570)	-	-	(3,027)	(2,734)	(6,222)	(1,655)
Amortization of transition obligation	821	239	382	352	1,662	265	9
Amortization of prior service cost/(credit)	(788)	(306)	467	(246)	361	76	(980)
Recognized net loss	8,347	1,975	2,215	2,629	1,522	3,194	1,277
Net other postretirement benefit cost	$21,904	$14,711	$16,841	$6,517	$5,922	$5,747	$3,123

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for period	$-	$-	$-	$-	$-	$-	$-
Net (gain)/loss	(9,364)	14,746	6,080	(5,919)	(3,474)	2,349	2,166
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(821)	(239)	(382)	(352)	(1,662)	(265)	(9)
Amortization of prior service cost/(credit)	788	306	(467)	246	(361)	(76)	980
Amortization of net loss	(8,347)	(1,975)	(2,215)	(2,629)	(1,522)	(3,194)	(1,277)
Total	$(17,744)	$12,838	$3,016	$(8,654)	$(7,019)	$(1,186)	$1,860
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$4,160	$27,549	$19,857	$(2,137)	$(1,097)	$4,561	$4,983
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Transition (asset)/obligation	$821	$238	$382	$351	$1,661	$265	$8
Prior service cost/(credit)	$(786)	$(306)	$467	$(246)	$361	$76	$(763)
Net loss	$6,758	$2,653	$2,440	$1,903	$1,095	$3,008	$1,301

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$6,824	$5,003	$4,394	$2,057	$1,179	$2,423	$2,053
Interest cost on APBO	13,772	7,668	8,746	4,563	3,810	5,759	2,124
Expected return on assets	(9,966)	-	-	(3,620)	(3,155)	(7,538)	(2,043)
Amortization of transition obligation	821	337	382	351	1,661	265	8
Amortization of prior service cost/(credit)	(788)	583	467	(246)	361	289	(1,130)
Recognized net loss	5,757	1,977	2,715	2,133	1,164	1,425	702
Net other postretirement benefit cost	$16,420	$15,568	$16,704	$5,238	$5,020	$2,623	$1,714

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for period	$-	$(4,571)	$-	$-	$-	$(851)	$-
Net (gain)/loss	38,149	(88)	(3,024)	8,786	7,982	23,158	8,291
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(821)	(337)	(382)	(351)	(1,661)	(265)	(8)
Amortization of prior service cost/(credit)	788	(583)	(467)	246	(361)	(289)	1,130
Amortization of net loss	(5,757)	(1,977)	(2,715)	(2,133)	(1,164)	(1,425)	(702)
Total	$32,359	$(7,556)	$(6,588)	$6,548	$4,796	$20,328	$8,711
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$48,779	$8,012	$10,116	$11,786	$9,816	$22,951	$10,425
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Transition (asset)/obligation	$821	$239	$382	$351	$1,661	$265	$8
Prior service cost/(credit)	$(788)	$(306)	$467	$(246)	$361	$76	$(1,130)
Net loss	$7,502	$2,322	$2,444	$2,415	$1,297	$2,689	$1,335

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2007	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$6,099	$6,188	$3,890	$1,904	$1,019	$2,001	$1,804
Interest cost on APBO	12,147	11,504	7,764	4,195	3,480	5,041	1,732
Expected return on assets	(8,923)	(6,787)	-	(3,275)	(2,729)	(6,787)	(1,878)
Amortization of transition obligation	821	604	382	351	1,662	266	9
Amortization of prior service cost/(credit)	(788)	872	467	(246)	361	289	(1,130)
Recognized net loss	6,001	3,169	3,059	2,449	1,129	1,393	591
Special termination benefits	251	79	124	-	-	-	38
Net other postretirement benefit cost	$15,608	$15,629	$15,686	$5,378	$4,922	$2,203	$1,166
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$4,045	$7,031	$(522)	$(2,046)	$1,226	$2,913	$2,034
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of transition obligation	(821)	(604)	(382)	(351)	(1,662)	(266)	(9)
Amortization of prior service cost/(credit)	788	(872)	(467)	246	(361)	(289)	1,130
Amortization of net loss	(6,001)	(3,169)	(3,059)	(2,449)	(1,129)	(1,393)	(591)
Total	$(1,989)	$2,386	$(4,430)	$(4,600)	$(1,926)	$965	$2,564
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$13,619	$18,015	$11,256	$778	$2,996	$3,168	$3,730
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Transition obligation	$821	$338	$382	$351	$1,662	$266	$9
Prior service cost/(credit)	$(788)	$583	$467	$(246)	$361	$289	$(1,130)
Net loss	$5,759	$1,977	$2,716	$2,133	$1,164	$1,425	$703

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet of Entergy Corporation and its Subsidiaries as of December 31, 2009 and 2008
	December 31,
	2009	2008
	(In Thousands)
Change in APBO
Balance at beginning of year	$1,155,072	$1,129,631
Service cost	46,765	47,198
Interest cost	75,265	71,295
Plan amendments	-	(5,422)
Plan participant contributions	17,394	8,618
Actuarial (gain)/loss	59,537	(33,168)
Benefits paid	(79,076)	(68,799)
Medicare Part D subsidy received	5,119	5,719
Balance at end of year	$1,280,076	$1,155,072

Change in Plan Assets
Fair value of assets at beginning of year	$295,908	$350,719
Actual return on plan assets	58,038	(64,350)
Employer contributions	70,135	69,720
Plan participant contributions	17,394	8,618
Acquisition	-	-
Benefits paid	(79,076)	(68,799)
Fair value of assets at end of year	$362,399	$295,908

Funded status	$(917,677)	$(859,164)

Amounts recognized in the balance sheet
Current liabilities	$(31,189)	$(29,594)
Non-current liabilities	(886,488)	(829,570)
Total funded status	$(917,677)	$(859,164)

Amounts recognized as a regulatory asset (before tax)
Transition obligation	$9,325	$12,436
Prior service cost/(credit)	1,877	(966)
Net loss	239,400	266,086
	$250,602	$277,556
Amounts recognized as AOCI (before tax)
Transition obligation	$1,862	$2,483
Prior service credit	(21,855)	(35,108)
Net loss	147,563	114,864
	$127,570	$82,239

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2009 and 2008
2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$231,877	$123,144	$141,579	$72,117	$60,095	$91,926	$36,974
Service cost	7,058	4,783	4,589	2,119	1,242	2,475	2,051
Interest cost	15,036	8,020	9,188	4,690	3,869	5,959	2,421
Plan participant contributions	4,374	1,947	2,236	1,148	545	1,631	637
Actuarial (gain)/loss	3,529	14,746	6,080	(1,321)	300	11,226	4,599
Benefits paid	(17,602)	(8,881)	(11,115)	(5,450)	(5,161)	(6,840)	(3,803)
Medicare Part D subsidy received	1,194	679	762	398	421	581	120
Balance at end of year	$245,466	$144,438	$153,319	$73,701	$61,311	$106,958	$42,999

Change in Plan Assets
Fair value of assets at beginning of year	$102,893	$-	$-	$36,711	$40,424	$76,001	$21,657
Actual return on plan assets	21,463	-	-	7,625	6,508	15,099	4,088
Employer contributions	18,548	6,934	8,879	6,722	5,094	7,388	3,299
Plan participant contributions	4,374	1,947	2,236	1,148	545	1,631	637
Benefits paid	(17,602)	(8,881)	(11,115)	(5,450)	(5,161)	(6,840)	(3,803)
Fair value of assets at end of year	$129,676	$-	$-	$46,756	$47,410	$93,279	$25,878

Funded status	$(115,790)	$(144,438)	$(153,319)	$(26,945)	$(13,901)	$(13,679)	$(17,121)

Amounts recognized in the balance sheet
Non-current asset	$-	$-	$-	$-	$-	$-	$-
Current liabilities	-	(7,736)	(9,130)	-	-	-	-
Non-current liabilities	(115,790)	(136,702)	(144,189)	(26,945)	(13,901)	(13,679)	(17,121)
Total funded status	$(115,790)	$(144,438)	$(153,319)	$(26,945)	$(13,901)	$(13,679)	$(17,121)

Amounts recognized in regulatory asset (before tax)
Transition obligation	$2,462	$-	$-	$1,054	$4,983	$795	$25
Prior service cost	1,031	-	-	439	1,195	226	(1,142)
Net loss	105,644	-	-	30,204	19,396	46,970	19,912
	$109,137	$-	$-	$31,697	$25,574	$47,991	$18,795
Amounts recognized in AOCI (before tax)
Transition obligation	$-	$715	$1,147	$-	$-	$-	$-
Prior service cost	-	(1,532)	2,082	-	-	-	-
Net loss	-	46,277	44,601	-	-	-	-
	$-	$45,460	$47,830	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$218,817	$121,241	$138,932	$72,382	$60,948	$91,603	$33,378
Service cost	6,824	5,003	4,394	2,057	1,179	2,423	2,053
Interest cost	13,772	7,668	8,746	4,563	3,810	5,759	2,124
Amendment	-	(4,571)	-	-	-	(851)	-
Plan participant contributions	1,944	875	1,139	630	207	981	249
Actuarial (gain)/loss	5,094	(88)	(3,024)	(3,288)	(1,744)	(1,843)	1,796
Benefits paid	(15,940)	(7,698)	(9,485)	(4,695)	(4,814)	(6,855)	(2,747)
Medicare Part D subsidy received	1,366	714	877	468	509	709	121
Balance at end of year	$231,877	$123,144	$141,579	$72,117	$60,095	$91,926	$36,974

Change in Plan Assets
Fair value of assets at beginning of year	$117,916	$-	$-	$43,502	$45,737	$92,024	$26,731
Actual return on plan assets	(23,089)	-	-	(8,454)	(6,571)	(17,463)	(4,452)
Employer contributions	22,062	6,823	8,346	5,728	5,865	7,314	1,876
Plan participant contributions	1,944	875	1,139	630	207	981	249
Benefits paid	(15,940)	(7,698)	(9,485)	(4,695)	(4,814)	(6,855)	(2,747)
Fair value of assets at end of year	$102,893	$-	$-	$36,711	$40,424	$76,001	$21,657

Funded status	$(128,984)	$(123,144)	$(141,579)	$(35,406)	$(19,671)	$(15,925)	$(15,317)

Amounts recognized in the balance sheet
Non-current asset	$-	$-	$-	$-	$-	$-	$-
Current liabilities	-	(6,895)	(8,912)	-	-	-	-
Non-current liabilities	(128,984)	(116,249)	(132,667)	(35,406)	(19,671)	(15,925)	(15,317)
Total funded status	$(128,984)	$(123,144)	$(141,579)	$(35,406)	$(19,671)	$(15,925)	$(15,317)

Amounts recognized in regulatory asset (before tax)
Transition obligation	$3,283	$-	$-	$1,406	$6,645	$1,060	$34
Prior service cost	243	-	-	193	1,556	302	(2,122)
Net loss	123,355	-	-	38,752	24,392	47,815	19,023
	$126,881	$-	$-	$40,351	$32,593	$49,177	$16,935
Amounts recognized in AOCI (before tax)
Transition obligation	$-	$954	$1,529	$-	$-	$-	$-
Prior service cost	-	(1,838)	2,549	-	-	-	-
Net loss	-	33,506	40,736	-	-	-	-
	$-	$32,622	$44,814	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension and Other Postretirement Plans' Assets

Entergy's qualified pension and postretirement plans' weighted-average asset allocations by asset category at December 31, 2009 and 2008 are as follows:

	Qualified Pension		Postretirement
Actual Asset Allocation	2009	2008	2009		2008
			Non-Taxable	Taxable	Non-Taxable	Taxable
Domestic Equity Securities	46%	43%	40%	36%	37%	37%
International Equity Securities	21%	19%	19%	0%	17%	0%
Fixed Income Securities	32%	36%	41%	63%	46%	63%
Other	1%	2%	0%	1%	0%	0%

The Plan Administrator's trust asset investment strategy is to invest the assets in a manner whereby long term earnings on the assets (plus cash contributions) provide adequate funding for retiree benefit payments.  The mix of assets is based on an optimization study that identifies asset allocation targets in order to achieve the maximum return for an acceptable level of risk, while minimizing the expected contributions and pension and postretirement expense.

In the optimization study, the Plan Administrator formulates assumptions about characteristics, such as expected asset class investment returns, volatility (risk), and correlation coefficients among the various asset classes.  The future market assumptions used in the optimization study are determined by examining historical market characteristics of the various asset classes, and making adjustments to reflect future conditions expected to prevail over the study period.

The optimization analysis utilized in the Plan Administrator's latest study produced the following approved asset class target allocations.

Target Asset Allocation	Pension	Postretirement
		Non-Taxable	Taxable
Domestic Equity Securities	45%	38%	35%
International Equity Securities	20%	17%	0%
Fixed Income Securities	35%	45%	65%

The expected long term rate of return of 8.5% for 2010 and 2009 for the qualified retirement plans assets is based on the expected long term return of each asset class, weighted by the target allocation for each class as defined in the table above.  The source for each asset class’ expected long term rate of return is the geometric mean of the respective asset class’ historical total return. The time period reflected in the total returns is a long dated period spanning several decades.

The expected long term rate of return of 7.75% for 2010 (8.5% for 2009) for the non-taxable postretirement trust assets is based on the expected long term return of each asset class, weighted by the target allocation for each class as defined in the table above.  The source for each asset class’ expected long term rate of return is the geometric mean of the respective asset class’ historical total return. The time period reflected in the total returns is a long dated period spanning several decades.

For the taxable postretirement trust assets the investment allocation includes a high percentage of tax-exempt fixed income securities.  The tax-exempt fixed income long term total return was estimated using historical total return data from the 2009 Economic Report of the President.  The time period reflected in the tax-exempt fixed income total return is 1940 to 2008.  After reflecting the tax-exempt fixed income percentage and unrelated business income tax, the long term rate of return for taxable postretirement trust assets is expected to be 5.5%  for 2010 (6% for 2009) annually.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Since precise allocation targets are inefficient to manage security investments, the following ranges were established to produce an acceptable economically efficient plan to manage around the targets:

	Pension	Postretirement
		Non-Taxable	Taxable
Domestic Equity Securities	35% to 55%	33% to 43%	30% to 40%
International Equity Securities	15% to 25%	12% to 22%	0%
Total Equity	60% to 70%	50% to 60%	30% to 40%
Fixed Income Securities	25% to 35%	40% to 50%	60% to 70%
Other	0% to 10%	0% to 5%	0% to 5%

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.   Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area and individual security issuance. As of December 31, 2009 all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in Entergy’s pension and other postretirement benefit plan assets.

Fair Value Measurements

For fiscal years ending after December 31, 2009, fair value measurements and disclosures for plan assets are required.

Fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Interest bearing cash, treasury notes and bonds, and common stocks are stated at fair value determined by quoted market prices.  Fixed income securities (corporate, government, and securitized), are stated at fair value as determined by broker quotes.  Common collective investment trust funds and registered investment company trust funds are stated at estimated fair value based on the fair market value of the underlying investments.  The unallocated insurance contract investments are recorded at contract value, which approximates fair value.  The contract value represents contributions made under the contract, plus interest, less funds used to pay benefits and contract expenses, and less distributions to the Master Trust.  The other remaining assets are U.S. municipal and foreign government bonds stated at fair value as determined by broker quotes.

The classification levels for fair value are as follows:

•
Level 1 - Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Assets are valued based on prices derived by an independent party that uses inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Level 2 inputs include the following:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

-     quoted prices for similar assets or liabilities in active markets;
-     quoted prices for identical assets or liabilities in inactive markets;
-     inputs other than quoted prices that are observable for the asset or liability; or
-     inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If an asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3 - Level 3 refers to securities valued based on significant unobservable inputs.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy a summary of the investments held for the qualified pension and other postretirement plans measured at fair value on a recurring basis at December 31, 2009.

Qualified Pension Trust
(In Thousands)
	Level 1	Level 2	Level 3	Total
Equity securities:
Corporate stocks:
Preferred	$-	$5,318	$-	$5,318
Common	1,336,454		-	1,336,454
Common collective trusts	-	431,703	-	431,703
Fixed securities:
U.S. Government securities	60,048	100,025	-	160,073
Corporate debt instruments:
Preferred	-	164,448	-	164,448
All others	-	202,377	-	202,377
Registered investment companies	-	264,643	-	264,643
Other	-	6,084	-	6,084

Other:
Insurance company general account (unallocated contracts)	-	32,422	-	32,422

Total investments	$1,396,502	$1,207,020	$-	$2,603,522
Cash				1,382
Interest receivable				6,422
Other pending transactions				(1,716)
Less: Other postretirement assets included in total investments				(2,336)
Total fair value of qualified pension assets	$1,396,502	$1,207,020	$-	$2,607,274

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Trusts
(In Thousands)
	Level 1	Level 2	Level 3	Total

Equity securities:
Corporate common stocks	$50,698	$-	$-	$50,698
Common collective trust	-	140,096	-	140,096

Fixed securities:
Interest-bearing cash	6,115	-	-	6,115
U.S. Government securities	25,487	50,714	-	76,201
Corporate debt instruments	-	35,099	-	35,099
State and local obligations	-	53,443	-	53,443
Total investments	$82,300	$279,352	$-	$361,652
Interest receivable				1,567
Other pending transactions				(3,156)
Plus: Other postretirement assets included in the investments of the qualified pension trust				2,336
Total fair value of other postretirement assets	$82,300	$279,352	$-	$362,399

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy's qualified pension plans was $3.4 billion and $2.9 billion at December 31, 2009 and 2008, respectively.

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries as of December 31, 2009 and 2008 was as follows:

	December 31,
	2009	2008
	(In Thousands)

Entergy Arkansas	$753,029	$650,540
Entergy Gulf States Louisiana	$369,092	$288,293
Entergy Louisiana	$435,725	$382,821
Entergy Mississippi	$235,988	$205,859
Entergy New Orleans	$91,345	$80,365
Entergy Texas	$248,919	$220,285
System Energy	$132,072	$109,839

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy's qualified pension and other postretirement benefit obligation at December 31, 2009, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare Subsidy Receipts
	(In Thousands)
Year(s)
2010	$157,279	$23,842	$71,439	$5,596
2011	$162,897	$9,561	$75,386	$6,108
2012	$172,636	$8,259	$79,388	$7,008
2013	$183,210	$15,417	$83,440	$7,833
2014	$196,157	$12,983	$87,773	$8,676
2015 - 2019	$1,244,961	$73,554	$510,913	$57,300

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2010	$43,155	$16,080	$25,221	$13,723	$4,610	$14,811	$4,586
2011	$43,163	$16,473	$25,343	$14,138	$4,722	$14,920	$4,802
2012	$44,158	$17,379	$25,590	$14,736	$4,911	$15,449	$4,993
2013	$45,188	$18,158	$26,295	$15,326	$5,135	$15,946	$5,326
2014	$46,702	$19,192	$27,181	$16,081	$5,317	$16,323	$5,812
2015 - 2019	$271,057	$119,905	$154,677	$90,907	$31,870	$89,434	$39,901

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2010	$341	$285	$23	$107	$16	$935
2011	$204	$280	$22	$104	$16	$1,225
2012	$207	$276	$20	$100	$16	$924
2013	$198	$269	$19	$106	$16	$904
2014	$287	$274	$21	$97	$16	$1,659
2015 - 2019	$1,215	$1,469	$76	$428	$94	$3,242

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2010	$16,456	$8,373	$9,941	$4,649	$5,166	$7,126	$2,071
2011	$17,122	$8,796	$10,281	$4,931	$5,274	$7,416	$2,255
2012	$17,645	$9,225	$10,632	$5,209	$5,321	$7,693	$2,413
2013	$18,147	$9,670	$10,995	$5,484	$5,349	$7,900	$2,565
2014	$18,640	$10,131	$11,395	$5,778	$5,403	$8,104	$2,714
2015 - 2019	$101,690	$57,903	$63,242	$33,267	$27,854	$44,634	$15,911

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2010	$1,395	$637	$811	$523	$529	$644	$94
2011	$1,534	$706	$834	$605	$555	$698	$108
2012	$1,699	$784	$986	$622	$584	$758	$139
2013	$1,874	$862	$1,078	$678	$612	$823	$170
2014	$2,050	$940	$1,168	$733	$629	$885	$207
2015 - 2019	$12,937	$5,960	$7,220	$4,466	$3,286	$5,143	$1,697

Contributions

Entergy currently expects to contribute approximately $270 million to its pension plans and approximately $76 million to other postretirement plans in 2010.  The expected 2010 pension and other postretirement plan contributions of the Registrant Subsidiaries are shown below. The required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy's and each of the Registrant Subsidiaries’ pension contributions in the future.

The Registrant Subsidiaries expect to contribute approximately the following to the pension and other postretirement plans in 2010:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$73,128	$21,902	$27,050	$17,791	$5,078	$9,763	$12,487

Other Postretirement Contributions	$21,601	$8,373	$9,941	$5,002	$5,191	$7,745	$3,388

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Actuarial Assumptions

The assumed health care cost trend rate used in measuring the APBO of Entergy was 7.5% for 2010, gradually decreasing each successive year until it reaches 4.75% in 2016 and beyond. The assumed health care cost trend rate used in measuring the Net Other Postretirement Benefit Cost of Entergy was 8.5% for 2009, gradually decreasing each successive year until it reaches 4.75% in 2016 and beyond.  A one percentage point change in the assumed health care cost trend rate for 2009 would have the following effects:

	1 Percentage Point Increase		1 Percentage Point Decrease
2009	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase /(Decrease) (In Thousands)

Entergy Corporation and its subsidiaries	$138,924	$16,804	($123,118)	($14,399)

A one percentage point change in the assumed health care cost trend rate for 2009 would have the following effects for the Registrant Subsidiaries:

	1 Percentage Point Increase		1 Percentage Point Decrease
2009	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase/(Decrease) (In Thousands)

Entergy Arkansas	$23,595	$2,804	($21,148)	($2,421)
Entergy Gulf States Louisiana	$15,948	$1,854	($14,189)	($1,586)
Entergy Louisiana	$14,915	$1,798	($13,357)	($1,547)
Entergy Mississippi	$7,094	$849	($6,343)	($733)
Entergy New Orleans	$4,908	$562	($4,465)	($490)
Entergy Texas	$10,765	$1,112	($9,663)	($962)
System Energy	$5,242	$692	($4,609)	($587)

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2009, and 2008 were as follows:

	2009	2008

Weighted-average discount rate:
Qualified pension	6.10% - 6.30%	6.75%
Other postretirement	6.10%	6.70%
Non-qualified pension	5.40%	6.75%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

     The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2009, 2008, and 2007 were as follows:

	2009	2008	2007

Weighted-average discount rate:
Qualified pension	6.75%	6.50%	6.00%
Other postretirement	6.70%	6.50%	6.00%
Non-qualified pension	6.75%	6.50%	6.00%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%	3.25%
Expected long-term rate of return on plan assets:
Taxable assets	6.00%	5.50%	5.50%
Non-taxable assets	8.50%	8.50%	8.50%

Entergy's other postretirement benefit transition obligations are being amortized over 20 years ending in 2012.

Accounting Mechanisms

With regard to pension and other postretirement costs, Entergy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the long-term expected rate of return on assets by the market-related value (MRV) of plan assets.  Entergy determines the MRV of pension plan assets by calculating a value that uses a 20-quarter phase-in of the difference between actual and expected returns.  For other postretirement benefit plan assets Entergy uses fair value when determining MRV.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law.  The Act introduces a prescription drug benefit cost under Medicare (Part D), which started in 2006, as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The actuarially estimated effect of future Medicare subsidies reduced the December 31, 2009 and 2008 Accumulated Postretirement Benefit Obligation by $215 million and $187 million, respectively, and reduced the 2009, 2008, and 2007 other postretirement benefit cost by $24.0 million, $24.7 million, and $26.5 million, respectively.  In 2009, Entergy received $5.1 million in Medicare subsidies for prescription drug claims.

The actuarially estimated effect of future Medicare subsidies and the actual subsidies received for the Registrant Subsidiaries was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	Increase/(Decrease) In Thousands
Impact on 12/31/2009 APBO	$(45,809)	$(22,227)	$(25,443)	$(14,824)	$(9,798)	$(16,652)	$(7,965)
Impact on 12/31/2008 APBO	$(40,610)	$(19,650)	$(22,222)	$(13,280)	$(9,135)	$(14,961)	$(6,628)
Impact on 2009 other postretirement benefit cost	$(4,941)	$(3,257)	$(2,780)	$(1,562)	$(1,043)	$(958)	$(923)
Impact on 2008 other postretirement benefit cost	$(5,063)	$(3,502)	$(2,824)	$(1,625)	$(1,114)	$(1,051)	$(945)
Impact on 2007 other postretirement benefit cost	$(5,502)	$(4,888)	$(3,048)	$(1,753)	$(1,242)	$(688)	$(984)
Medicare subsidies received in 2009	$(1,194)	$(679)	$(762)	$(398)	$(421)	$(581)	$(120)

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $23.6 million in 2009, $17.2 million in 2008, and $20.6 million in 2007.  In 2009, Entergy recognized a $6.7 million settlement charge related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.  The projected benefit obligation was $147.9 million and $138.4 million as of December 31, 2009 and 2008, respectively.  There were $0.2 million in plan assets for a pre-merger Entergy Gulf States Louisiana plan at December 31, 2008 and none at December 31, 2009. The accumulated benefit obligation was $134.1 million and $125.5 million as of December 31, 2009 and 2008, respectively.

Entergy's non-qualified, non-current pension liability at December 31, 2009 and 2008 was $124.1 million and $121.5 million, respectively; and its current liability was $23.8 million and $16.7 million, respectively.  The unamortized transition asset, prior service cost and net loss are recognized in regulatory assets ($51.6 million at December 31, 2009 and $44.1 million at December 31, 2008) and accumulated other comprehensive income before taxes ($23 million at December 31, 2009 and $18.2 million at December 31, 2008.)

The Registrant Subsidiaries (except System Energy) participate in Entergy's non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for the non-qualified plans for 2009, 2008, and 2007 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2009	$395	$1,245	$30	$174	$84	$743
2008	$533	$313	$28	$218	$48	$908
2007	$493	$1,268	$25	$175	$228	$922

Included in Entergy Gulf States Louisiana’s 2009 cost above is a $947 thousand settlement charge related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The projected benefit obligation for the non-qualified plans as of December 31, 2009 and 2008 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2009	$3,443	$3,272	$198	$1,453	$608	$9,542
2008	$3,321	$6,470	$189	$1,232	$454	$11,701

The accumulated benefit obligation for the non-qualified plans as of December 31, 2009 and 2008 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2009	$3,180	$3,181	$189	$1,257	$478	$9,474
2008	$3,114	$6,131	$180	$1,048	$352	$11,634

The following amounts were recorded on the balance sheet as of December 31, 2009 and 2008:

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Current liabilities	($341)	($285)	($23)	($107)	($16)	($935)
Non-current liabilities	($3,102)	($2,986)	($175)	($1,346)	($592)	($8,607)
Total Funded Status	($3,443)	($3,272)	($198)	($1,453)	($608)	($9,542)

Regulatory Asset	$1,844	$685	$118	$592	$389	($1,209)
Accumulated other comprehensive income (before taxes)	$-	$160	$-	$-	$-	$-

2008	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Current liabilities	($332)	($583)	($23)	($105)	($16)	($1,269)
Non-current liabilities	($2,989)	($5,887)	($166)	($1,127)	($438)	($10,274)
Total Funded Status	($3,321)	($6,470)	($189)	($1,232)	($454)	($11,543)

Regulatory Asset	$1,736	$2,026	$114	$431	$314	$628
Accumulated other comprehensive income (before taxes)	$-	$358	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Defined Contribution Plans

Entergy sponsors the Savings Plan of Entergy Corporation and Subsidiaries (System Savings Plan).  The System Savings Plan is a defined contribution plan covering eligible employees of Entergy and its subsidiaries. The employing Entergy subsidiary makes matching contributions for all non-bargaining and certain bargaining employees to the System Savings Plan in an amount equal to 70% of the participants' basic contributions, up to 6% of their eligible earnings per pay period.  The 70% match is allocated to investments as directed by the employee.

Entergy also sponsors the Savings Plan of Entergy Corporation and Subsidiaries II (established in 2001), the Savings Plan of Entergy Corporation and Subsidiaries IV (established in 2002), the Savings Plan of Entergy Corporation and Subsidiaries VI (established in April 2007), and the Savings Plan of Entergy Corporation and Subsidiaries VII (established in April 2007) to which matching contributions are also made.  The plans are defined contribution plans that cover eligible employees, as defined by each plan, of Entergy and its subsidiaries.

Entergy's subsidiaries' contributions to defined contribution plans collectively were $41.9 million in 2009, $38.4 million in 2008, and $36.6 million in 2007.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries' 2009, 2008, and 2007 contributions to defined contribution plans were as follows:

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2009	$3,197	$1,828	$2,356	$1,906	$732	$1,712
2008	$3,144	$1,741	$2,172	$1,884	$697	$1,622
2007	$3,064	$1,635	$2,063	$1,796	$664	$1,637

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 12.                      STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options and long-term incentive and restricted liability awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation plans.  The Equity Ownership Plan, as restated in February 2003 (2003 Plan), had 706,950 authorized shares remaining for long-term incentive and restricted liability awards as of December 31, 2009.  Effective January 1, 2007, Entergy's shareholders approved the 2007 Equity Ownership and Long-Term Cash Incentive Plan (2007 Plan).  The maximum aggregate number of common shares that can be issued from the 2007 Plan for stock-based awards is 7,000,000 with no more than 2,000,000 available for non-option grants.  The 2007 Plan, which only applies to awards made on or after January 1, 2007, will expire after 10 years.  As of December 31, 2009, there were 2,569,926 authorized shares remaining for stock-based awards, including 2,000,000 for non-option grants.

Stock Options

Stock options are granted at exercise prices that equal the closing market price of Entergy Corporation common stock on the date of grant.  Generally, stock options granted will become exercisable in equal amounts on each of the first three anniversaries of the date of grant.  Unless they are forfeited previously under the terms of the grant, options expire ten years after the date of the grant if they are not exercised.

The following table includes financial information for stock options for each of the years presented:

	2009	2008	2007
	(in Millions)

Compensation expense included in Entergy's Consolidated Net Income	$17.0	$17.0	$15.0
Tax benefit recognized in Entergy's Consolidated Net Income	$6.0	$7.0	$6.0
Compensation cost capitalized as part of fixed assets and inventory	$3.0	$3.0	$3.0

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2009	2008	2007

Stock price volatility	24.39%	18.9%	17.0%
Expected term in years	5.33	4.64	4.59
Risk-free interest rate	2.22%	2.77%	4.85%
Dividend yield	3.50%	2.96%	3.0%
Dividend payment per share	$3.00	$3.00	$2.16

Stock price volatility is calculated based upon the weekly public stock price volatility of Entergy Corporation common stock over the last four to five years.  The expected term of the options is based upon historical option exercises and the weighted average life of options when exercised and the estimated weighted average life of all vested but unexercised options.  In 2008, Entergy implemented stock ownership guidelines for its senior executive officers.  These guidelines require an executive officer to own shares of Entergy common stock equal to a specified multiple of his or her salary.  Until an executive officer achieves this ownership position the executive officer is required to retain 75% of the after-tax net profit upon exercise of the option to be held in Entergy Corporation common stock.  The reduction in fair value of the stock options due to this restriction is based upon an estimate of the call option value of the reinvested gain discounted to present value over the applicable reinvestment period.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

A summary of stock option activity for the year ended December 31, 2009 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life

Options outstanding as of January 1, 2009	11,098,331	$66.45

Options granted	1,084,800	$77.53
Options exercised	(802,319)	$34.81
Options forfeited/expired	(59,741)	$87.77

Options outstanding as of December 31, 2009	11,321,071	$69.64	$138 million	5.3 years

Options exercisable as of December 31, 2009	8,786,486	$63.08	$165 million	4.5 years

Weighted-average grant-date fair value of options granted during 2009	$12.47

The weighted-average grant-date fair value of options granted during the year was $14.41 for 2008 and $14.15 for 2007.  The total intrinsic value of stock options exercised was $35.6 million during 2009, $63.7 million during 2008, and $116.7 million during 2007.  The intrinsic value, which has no effect on net income, of the stock options exercised is calculated by the difference in Entergy Corporation's common stock price on the date of exercise and the exercise price of the stock options granted.  Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.   The total fair value of options that vested was approximately $22 million during 2009, $18 million during 2008, and $15 million during 2007.

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of 12/31/2009	Weighted-Avg. Remaining Contractual Life-Yrs.	Weighted- Avg. Exercise Price	Number Exercisable as of 12/31/2009	Weighted- Avg. Exercise Price

$23 - $36.99	60,782	0.9	$23.00	60,782	$23.00
$37 - $50.99	3,215,531	2.1	$41.28	3,215,531	$41.28
$51 - $64.99	1,080,613	4.1	$58.43	1,080,613	$58.43
$65 - $78.99	3,674,831	6.5	$71.69	2,650,931	$69.43
$79 - $91.99	1,720,448	7.1	$91.81	1,189,930	$91.81
$92 - $108.20	1,568,866	8.1	$108.20	588,699	$108.20
$23 - $108.20	11,321,071	5.3	$69.64	8,786,486	$63.08

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2009 not yet recognized is approximately $17 million and is expected to be recognized on a weighted-average period of 1.6 years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-Term Incentive Awards

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which are equal to the cash value of shares of Entergy Corporation common stock at the end of the performance period, which is the last trading day of the year.  Performance units will pay out to the extent that the performance conditions are satisfied.  In addition to the potential for equivalent share appreciation or depreciation, performance units will earn the cash equivalent of the dividends paid during the three-year performance period applicable to each plan.  The costs of incentive awards are charged to income over the three-year period.

The following table includes financial information for the long-term incentive awards for each of the years presented:

	2009	2008	2007
	(In Millions)

Fair value of long-term incentive awards as of December 31,	$17	$41	$54
Compensation expense included in Entergy's Consolidated Net Income for the year	$6	$20	$35
Tax benefit recognized in Entergy's Consolidated Net Income for the year	$2	$8	$14
Compensation cost capitalized as part of fixed assets and inventory	$1	$5	$6

Entergy paid $30.6 million in 2009 for awards earned under the Long-Term Incentive Plan.  The distribution is applicable to the 2006 - 2008 performance period.

Restricted Awards

Entergy grants restricted awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted units are equal to the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted awards granted is 40 months.  As of December 31, 2009, there were 234,502 unvested restricted units that are expected to vest over an average period of 22 months.

The following table includes financial information for restricted awards for each of the years presented:

	2009	2008	2007
	(In Millions)

Fair value of restricted awards as of December 31,	$4.6	$7.5	$11.2
Compensation expense included in Entergy's Consolidated Net Income for the year	$2.0	$2.0	$6.5
Tax benefit recognized in Entergy's Consolidated Net Income for the year	$0.8	$0.8	$2.5
Compensation cost capitalized as part of fixed assets and inventory	$0.5	$0.4	$1.1

Entergy paid $5.1 million in 2009 for awards under the Restricted Awards Plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 13.                      BUSINESS SEGMENT INFORMATION  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi,  Entergy New Orleans, Entergy Texas, and System Energy)

Entergy's reportable segments as of December 31, 2009 are Utility and Non-Utility Nuclear.  Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana.  Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers.  "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business and earnings on the proceeds of sales of previously-owned businesses.  As a result of the Entergy New Orleans bankruptcy filing, Entergy discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and reported Entergy New Orleans results under the equity method of accounting in the Utility segment in 2006.  On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization.  With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007.

Entergy's segment financial information is as follows:

2009	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,055,353	$2,555,254	$161,506	($26,463)	$10,745,650
Deprec., amort. & decomm.	$1,025,922	$240,747	$15,169	$-	$1,281,838
Interest and dividend income	$180,505	$170,033	$88,106	($202,016)	$236,628
Equity in loss of unconsolidated equity affiliates	$1	$-	($7,794)	$-	($7,793)
Interest and other charges	$462,206	$55,884	$180,931	($128,577)	$570,444
Income taxes (benefits)	$388,682	$379,266	($135,208)	$-	$632,740
Consolidated net income (loss)	$708,905	$631,020	($15,437)	($73,438)	$1,251,050
Total assets	$29,694,732	$10,590,809	($294,277)	($2,626,667)	$37,364,597
Investment in affiliates - at equity	$200	$-	$39,380	$-	$39,580
Cash paid for long-lived asset additions	$1,872,997	$654,003	$1,719	$-	$2,528,719

2008	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$10,318,630	$2,558,378	$241,715	($24,967)	$13,093,756
Deprec., amort. & decomm.	$984,651	$220,128	$15,490	$-	$1,220,269
Interest and dividend income	$122,657	$112,129	$116,830	($153,744)	$197,872
Equity in loss of unconsolidated equity affiliates	($3)	$-	($11,681)	$-	($11,684)
Interest and other charges	$425,216	$53,926	$243,745	($113,966)	$608,921
Income taxes (benefits)	$371,281	$319,107	($87,390)	$-	$602,998
Consolidated net income (loss)	$605,144	$797,280	($122,110)	($39,779)	$1,240,535
Total assets	$28,810,147	$7,848,195	$2,586,456	($2,627,980)	$36,616,818
Investment in affiliates - at equity	$199	$-	$66,048	$-	$66,247
Cash paid for long-lived asset additions	$2,478,014	$478,285	$18,730	$-	$2,975,029

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2007	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$9,255,075	$2,029,666	$225,216	($25,559)	$11,484,398
Deprec., amort. & decomm.	$939,152	$177,872	$14,586	$-	$1,131,610
Interest and dividend income	$124,992	$107,754	$88,066	($81,901)	$238,911
Equity in earnings of unconsolidated equity affiliates	($2)	$-	$3,178	$-	$3,176
Interest and other charges	$422,382	$34,738	$261,832	($81,900)	$637,052
Income taxes (benefits)	$382,025	$230,407	($98,015)	$-	$514,417
Consolidated net income (loss)	$704,393	$539,200	($83,639)	$-	$1,159,954
Total assets	$26,174,159	$7,014,484	$1,982,429	($1,528,070)	$33,643,002
Investment in affiliates - at equity	$202	$-	$78,790	$-	$78,992
Cash paid for long-lived asset additions	$1,497,174	$821,790	$2,754	$1,255	$2,322,973

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation.  Eliminations are primarily intersegment activity.  Almost all of Entergy's goodwill is related to the Utility segment.

Earnings were negatively affected in the fourth quarter 2007 by expenses of $22.2 million ($13.6 million net-of-tax) for Utility and $29.9 million ($18.4 million net-of-tax) for Non-Utility Nuclear recorded in connection with a nuclear operations fleet alignment.  This process was undertaken with the goals of eliminating redundancies, capturing economies of scale, and clearly establishing organizational governance.  Most of the expenses related to the voluntary severance program offered to employees.  Approximately 200 employees from the Non-Utility Nuclear business and 150 employees in the Utility business accepted the voluntary severance program offers.

Geographic Areas

For the years ended December 31, 2009 and 2008, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2009 and 2008, Entergy had no long-lived assets located outside of the United States.

Registrant Subsidiaries

Each of the Registrant Subsidiaries has one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business.  Each of the Registrant Subsidiaries' operations is managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 14.                      EQUITY METHOD INVESTMENTS (Entergy Corporation)

As of December 31, 2009, Entergy owns investments in the following companies that it accounts for under the equity method of accounting:

Investment	Ownership	Description

Entergy-Koch	50% partnership interest
Entergy-Koch was in the energy commodity marketing and trading business and gas transportation and storage business until the fourth quarter 2004 when these businesses were sold.  In December 2009, Entergy reorganized its investment in Entergy-Koch, received a $25.6 million cash distribution, and received a distribution of certain software owned by the joint venture.

RS Cogen LLC	50% member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area.

Top Deer	50% member interest	Wind-powered electric generation joint venture.

Following is a reconciliation of Entergy's investments in equity affiliates:

	2009	2008	2007
	(In Thousands)

Beginning of year	$66,247	$78,992	$229,089
Entergy New Orleans (a)	-	-	(153,988)
Income (loss) from the investments	(7,793)	(11,684)	3,176
Dispositions and other adjustments	(18,874)	(1,061)	715
End of year	$39,580	$66,247	$78,992

(a)
As a result of Entergy New Orleans' bankruptcy filing in September 2005, Entergy deconsolidated Entergy New Orleans and reflected Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005.  In May 2007, with confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans retroactive to January 1, 2007 and no longer accounts for Entergy New Orleans under the equity method of accounting.  See Note 18 to the financial statements for further discussion of the bankruptcy proceeding.

Related-party transactions and guarantees

See Note 18 to the financial statements for a discussion of the Entergy New Orleans bankruptcy proceedings and activity between Entergy and Entergy New Orleans.

Entergy Gulf States Louisiana purchased approximately $49.3 million, $82.5 million, and $68.4 million of electricity generated from Entergy's share of RS Cogen in 2009, 2008, and 2007, respectively.  Entergy's operating transactions with its other equity method investees were not significant in 2009, 2008, or 2007.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 15.                      ACQUISITIONS AND DISPOSITIONS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Mississippi)

Calcasieu

In March 2008, Entergy Gulf States Louisiana purchased the Calcasieu Generating Facility, a 322 MW simple-cycle gas-fired power plant located near the city of Sulphur in southwestern Louisiana, for approximately $56 million from a subsidiary of Dynegy, Inc.  Entergy Gulf States Louisiana received the plant, materials and supplies, SO2 emission allowances, and related real estate in the transaction.  The FERC and the LPSC approved the acquisition.

Ouachita

In September 2008, Entergy Arkansas purchased the Ouachita Plant, a 789 MW three-train gas-fired combined cycle generating turbine (CCGT) electric power plant located 20 miles south of the Arkansas state line near Sterlington, Louisiana, for approximately $210 million from a subsidiary of Cogentrix Energy, Inc.  Entergy Arkansas received the plant, materials and supplies, and related real estate in the transaction.  The FERC and the APSC approved the acquisition.  The APSC also approved the recovery of the acquisition and ownership costs through a rate rider and the planned sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.

The LPSC also approved the purchase of one-third of the capacity and energy by Entergy Gulf States Louisiana, subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas.  In April 2009, Entergy Gulf States Louisiana made a filing with the LPSC seeking approval of Entergy Gulf States Louisiana exercising its option to convert its purchased power agreement into the ownership interest in Unit 3 and a one-third interest in the Ouachita common facilities.  In September 2009 the LPSC, pursuant to an uncontested settlement, approved the acquisition and a cost recovery mechanism.  Entergy Gulf States Louisiana purchased Unit 3 and a one-third interest in the Ouachita common facilities for $75 million in November 2009.

Palisades

In April 2007, Entergy's Non-Utility Nuclear business purchased the 798 MW Palisades nuclear energy plant located near South Haven, Michigan from Consumers Energy Company for a net cash payment of $336 million.  Entergy received the plant, nuclear fuel, inventories, and other assets.  The liability to decommission the plant, as well as related decommissioning trust funds, was also transferred to Entergy's Non-Utility Nuclear business.  Entergy's Non-Utility Nuclear business executed a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant's output, excluding any future uprates.  Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh.  In the first quarter 2007, the NRC renewed Palisades' operating license until 2031.  As part of the transaction, Entergy's Non-Utility Nuclear business assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.  Palisades' financial results since April 2007 are included in Entergy's Non-Utility Nuclear business segment.  The following table summarizes the assets acquired and liabilities assumed at the date of acquisition.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Amount
(In Millions)

Plant (including nuclear fuel)	$727
Decommissioning trust funds	252
Other assets	41
Total assets acquired	1,020

Purchased power agreement (below market)	420
Decommissioning liability	220
Other liabilities	44
Total liabilities assumed	684

Net assets acquired	$336

Subsequent to the closing, Entergy received approximately $6 million from Consumers Energy Company as part of the Post-Closing Adjustment defined in the Asset Sale Agreement.  The Post-Closing Adjustment amount resulted in an approximately $6 million reduction in plant and a corresponding reduction in other liabilities.

For the PPA, which was at below-market prices at the time of the acquisition, Non-Utility Nuclear will amortize a liability to revenue over the life of the agreement.  The amount that will be amortized each period is based upon the difference between the present value calculated at the date of acquisition of each year's difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $53 million in 2009, $76 million in 2008, and $50 million in 2007.  The amounts to be amortized to revenue for the next five years will be $46 million for 2010, $43 million for 2011, $17 million in 2012, $18 million for 2013, and $16 million for 2014.

NYPA Value Sharing Agreements

Non-Utility Nuclear's purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, Non-Utility Nuclear and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, Non-Utility Nuclear will make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Non-Utility Nuclear will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year's output is due by January 15 of the following year.  Non-Utility Nuclear will record its liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  An amount equal to the liability will be recorded to the plant asset account as contingent purchase price consideration for the plants.  In 2009, 2008, and 2007, Non-Utility Nuclear recorded $72 million as plant for generation during each of those years.  This amount will be depreciated over the expected remaining useful life of the plants.

In August 2008, Non-Utility Nuclear entered into a resolution of a dispute with NYPA over the applicability of the value sharing agreements to its FitzPatrick and Indian Point 3 nuclear power plants after the planned spin-off of the Non-Utility Nuclear business.  Under the resolution, Non-Utility Nuclear agreed not to treat the separation as a "Cessation Event" that would terminate its obligation to make the payments under the value sharing agreements.  As a result, after the spin-off transaction, Enexus will continue to be obligated to make payments to NYPA under the amended and restated value sharing agreements.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Asset Dispositions

Entergy-Koch Businesses

In the fourth quarter 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties.  The sales came after a review of strategic alternatives for enhancing the value of Entergy-Koch.  Entergy received $862 million of cash distributions in 2004 from Entergy-Koch after the business sales.  Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy recorded a gain related to its Entergy-Koch investment of approximately $55 million, net-of-tax, in the fourth quarter 2006 and received additional cash distributions of approximately $163 million.  In December 2009, Entergy reorganized its investment in Entergy-Koch, received a $25.6 million cash distribution, and received a distribution of certain software owned by the joint venture.

Other

In the second quarter 2008, Entergy sold its remaining interest in Warren Power and realized a gain of $11.2 million ($6.9 million net-of-tax) on the sale.

NOTE 16.                      RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi,  Entergy New Orleans, Entergy Texas, and System Energy)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Derivatives

The fair values of Entergy's derivative instruments in the consolidated balance sheet as of December 31, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Business

Derivatives designated as hedging instruments
Assets:
Electricity futures, forwards, and swaps	Prepayments and other (current portion)	$109 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other deferred debits and other assets (non-current portion)	$91 million	Non-Utility Nuclear

Derivatives not designated as hedging instruments
Assets:
Natural gas swaps	Prepayments and other	$8 million	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the year ended December 31, 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

Electricity futures, forwards, and swaps	$315 million	Competitive businesses operating revenues	$322 million

Electricity over-the-counter swaps that financially settle against day-ahead power pool prices are used to manage price exposure for Non-Utility Nuclear generation.  Based on market prices as of December 31, 2009, cash flow hedges relating to power sales totaled $200 million of net gains, of which approximately $109 million are expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI, however, could vary due to future changes in market prices.  Gains totaling approximately $322 million were realized on the maturity of cash flow hedges for 2009.  Unrealized gains or losses recorded in OCI result from hedging power output at the Non-Utility Nuclear power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted power transactions as of December 31, 2009 is approximately three years.  Planned generation sold forward from Non-Utility Nuclear power plants as of December 31, 2009 is 88% for 2010 of which approximately 40% is sold under financial hedges and the remainder under normal purchase/sale contracts.  The ineffective portion of the change in the value of Entergy's cash flow hedges for 2009 was insignificant.  Certain of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.   The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  As of December 31, 2009, hedge contracts with one counterparty were in a liability position (approximately $2 million total), but were significantly below the amounts of guarantees provided under their contracts and no cash collateral was required.  If the Entergy Corporation credit rating falls below investment grade, the impact of the corporate guarantee is ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price risk for the Utility's Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of December 31, 2009 is 36,710,000 MMBtu for Entergy, 9,530,000 MMBtu for Entergy Gulf States Louisiana, 15,590,000 MMBtu for Entergy Louisiana, 10,480,000 MMBtu for Entergy Mississippi, and 1,110,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps are covered by master agreements that do not require collateralization based on mark-to-market value but do carry material adverse change clauses that may lead to collateralization requests.  The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the year ended December 31, 2009 is as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($160) million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered through each Registrant's fuel recovery mechanism.

The fair values of the Registrant Subsidiaries' derivative instruments on their balance sheets as of December 31, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps	Prepayments and other	$2.1 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.4 million	Entergy Louisiana
Natural gas swaps	Gas hedge contracts	$2.9 million	Entergy Mississippi

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the year ended December 31, 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($42.0) million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($66.4) million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($40.7) million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($10.5) million	Entergy New Orleans

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs.  The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents, debt instruments, gas hedge contracts, the securitization trust recovery account, and storm reserve escrow accounts.

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

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities.  The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy's Non-Utility Nuclear business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants' bus bar to the contract's point of delivery, generally a power market hub, for the period thereafter.   The difference between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties' credit adjusted risk free rate are recorded as derivative contract assets or liabilities. $202 million of cash flow hedges as of December 31, 2009 are in-the-money contracts with counterparties who are all currently investment grade.  $2 million of the cash flow hedges as of December 31, 2009 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

The following tables set forth, by level within the fair value hierarchy, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2009 and 2008.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,624	$-	$-	$1,624
Decommissioning trust funds:
Equity securities	528	1,260	-	1,788
Debt securities	443	980	-	1,423
Power contracts	-	-	200	200
Securitization recovery trust account	13	-	-	13
Gas hedge contracts	8	-	-	8
Other investments	42	-	-	42
	$2,658	$2,240	$200	$5,098

2008	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,805	$-	$-	$1,805
Decommissioning trust funds	508	2,324	-	2,832
Power contracts	-	-	207	207
Securitization recovery trust account	12	-	-	12
Other investments	35	-	-	35
	$2,360	$2,324	$207	$4,891

Liabilities:
Gas hedge contracts	$67	$-	$-	$67

The following table sets forth a reconciliation of changes in the assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2009 and 2008:

	2009	2008
	(In Millions)

Balance as of January 1,	$207	($12)

Price changes (unrealized gains/losses)	315	156
Settlements	(322)	63

Balance as of December 31,	$200	$207

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries' assets that are accounted for at fair value on a recurring basis as of December 31, 2009 and 2008.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	Level 1	Level 2	Level 3	Total
	(In Millions)
2009
Assets:
Temporary cash investments	$82.9	$-	$-	$82.9
Decommissioning trust funds:
Equity securities	15.4	205.3	-	220.7
Debt securities	17.6	201.9	-	219.5
	$115.9	$407.2	$-	$523.1

2008
Assets:
Temporary cash investments	$36.3	$-	$-	$36.3
Decommissioning trust funds	16.4	374.1	-	390.5
	$52.7	$374.1	$-	$426.8

Entergy Gulf States Louisiana

	Level 1	Level 2	Level 3	Total
2009
Assets:
Temporary cash investments	$144.3	$-	$-	$144.3
Decommissioning trust funds:
Equity securities	6.7	175.5	-	182.2
Debt securities	25.3	142.0	-	167.3
Gas hedge contracts	2.1	-	-	2.1
	$178.4	$317.5	$-	$495.9

2008
Assets:
Temporary cash investments	$26.6	$-	$-	$26.6
Decommissioning trust funds	22.3	280.9	-	303.2
	$48.9	$280.9	$-	$329.8

Liabilities:
Gas hedge contracts	$20.2	$-	$-	$20.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	Level 1	Level 2	Level 3	Total
2009
Assets:
Temporary cash investments	$151.7	$-	$-	$151.7
Decommissioning trust funds:
Equity securities	7.0	110.9	-	117.9
Debt securities	44.3	46.9	-	91.2
Gas hedge contracts	3.4	-	-	3.4
Other investments	0.8	-	-	0.8
	$207.2	$157.8	$-	$365.0

2008
Assets:
Temporary cash investments	$138.9	$-	$-	$138.9
Decommissioning trust funds	51.0	129.9	-	180.9
Other investments	0.8	-	-	0.8
	$190.7	$129.9	$-	$320.6

Liabilities:
Gas hedge contracts	$26.7	$-	$-	$26.7

Entergy Mississippi

Level 1	Level 2	Level 3	Total

2009
Assets:
Temporary cash investments	$90.3	$-	$-	$90.3
Gas hedge contracts	2.9	-	-	2.9
Other investments	31.9	-	-	31.9
	$125.1	$-	$-	$125.1

2008

Assets:
Other investments	$31.7	$-	$-	$31.7

Liabilities:
Gas hedge contracts	$15.6	$-	$-	$15.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

	Level 1	Level 2	Level 3	Total
2009
Assets:
Temporary cash investments	$190.0	$-	$-	$190.0
Other investments	9.5	-	-	9.5
	$199.5	$-	$-	$199.5

2008
Assets:
Other investments	$2.8	$-	$-	$2.8

Liabilities:
Gas hedge contracts	$4.3	$-	$-	$4.3

Entergy Texas

Level 1	Level 2	Level 3	Total
2009
Assets:
Temporary cash investments	$199.2	$-	$-	$199.2
Securitization recovery trust account	13.1	-	-	13.1
	$212.3	$-	$-	$212.3

2008
Assets:
Securitization recovery trust account	$12.0	$-	$-	$12.0

System Energy

Level 1	Level 2	Level 3	Total

2009 Assets:
Temporary cash investments	$263.6	$-	$-	$263.6
Decommissioning trust funds:
Equity securities	2.1	180.2	-	182.3
Debt securities	78.4	66.3	-	144.7
	$344.1	$246.5	$-	$590.6

2008
Assets:
Temporary cash investments	$102.5	$-	$-	$102.5
Decommissioning trust funds	69.5	199.3	-	268.8
	$172.0	$199.3	$-	$371.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 17.                      DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders' equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders' equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Effective January 1, 2009, Entergy adopted an accounting pronouncement providing guidance regarding recognition and presentation of other-than-temporary impairments related to investments in debt securities.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.

The securities held as of December 31, 2009 and 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$1,788	$311	$30
Debt Securities	1,423	63	8
Total	$3,211	$374	$38

2008
Equity Securities	$1,436	$85	$177
Debt Securities	1,396	77	21
Total	$2,832	$162	$198

The amortized cost of debt securities was $1,368 million as of December 31, 2009 and $1,340 million as of December 31, 2008.  As of December 31, 2009, the debt securities have an average coupon rate of approximately 4.68%, an average duration of approximately 5.08 years, and an average maturity of approximately 8.3 years.  The equity securities are generally

Entergy Corporation and Subsidiaries
Notes to Financial Statements

held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$57	$1	$311	$6
More than 12 months	205	29	18	2
Total	$262	$30	$329	$8

The unrealized losses in excess of twelve months above relate to Entergy's Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Millions)
less than 1 year	$31	$21
1 year - 5 years	676	526
5 years - 10 years	388	490
10 years - 15 years	131	146
15 years - 20 years	34	52
20 years+	163	161
Total	$1,423	$1,396

During the years ended December 31, 2009, 2008, and 2007, proceeds from the dispositions of securities amounted to $2,571 million, $1,652 million, and $1,583 million, respectively.  During the years ended December 31, 2009, 2008, and 2007, gross gains of $80 million, $26 million, and $5 million, respectively, and gross losses of $30 million, $20 million, and $4 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2009 and 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$220.7	$60.1	$3.4
Debt Securities	219.5	10.7	1.7
Total	$440.2	$70.8	$5.1

2008
Equity Securities	$165.6	$31.7	$13.7
Debt Securities	224.9	12.8	2.4
Total	$390.5	$44.5	$16.1

The amortized cost of debt securities was $210.5 million as of December 31, 2009 and $214.5 million as of December 31, 2008.  As of December 31, 2009, the debt securities have an average coupon rate of approximately 4.59%, an average duration of approximately 4.71 years, and an average maturity of approximately 5.8 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$31.9	$1.2
More than 12 months	26.8	3.4	3.9	0.5
Total	$26.8	$3.4	$35.8	$1.7

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$6.7	$2.0
1 year - 5 years	133.2	127.0
5 years - 10 years	68.2	93.9
10 years - 15 years	5.1	2.0
15 years - 20 years	-	-
20 years+	6.3	-
Total	$219.5	$224.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements
During the years ended December 31, 2009, 2008, and 2007, proceeds from the dispositions of securities amounted to $154.6 million, $162.1 million, and $96.0 million, respectively.  During the years ended December 31, 2009, 2008, and 2007, gross gains of $2.6 million, $3.8 million, and $0.4 million, respectively, and gross losses of $1.4 million, $0.5 million, and $0.4 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2009 and 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$182.2	$17.0	$5.3
Debt Securities	167.3	10.0	0.9
Total	$349.5	$27.0	$6.2

2008
Equity Securities	$132.3	$4.6	$24.5
Debt Securities	170.9	8.7	3.3
Total	$303.2	$13.3	$27.8

The amortized cost of debt securities was $158.5 million as of December 31, 2009 and $165.5 million as of December 31, 2008.  As of December 31, 2009, the debt securities have an average coupon rate of approximately 4.76%, an average duration of approximately 6.23 years, and an average maturity of approximately 9.6 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$24.7	$0.6
More than 12 months	48.9	5.3	4.3	0.3
Total	$48.9	$5.3	$29.0	$0.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$3.3	$6.5
1 year - 5 years	46.1	36.5
5 years - 10 years	53.9	75.7
10 years - 15 years	52.0	36.0
15 years - 20 years	3.5	8.7
20 years+	8.5	7.5
Total	$167.3	$170.9

During the years ended December 31, 2009, 2008, and 2007, proceeds from the dispositions of securities amounted to $95.2 million, $65.1 million, and $64.6 million, respectively.  During the years ended December 31, 2009, 2008, and 2007, gross gains of $2.4 million, $1.0 million, and $0.1 million, respectively, and gross losses of $0.6 million, $0.6 million, and $0.2 million, respectively, were recorded in earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2009 and 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$117.9	$15.3	$5.3
Debt Securities	91.2	3.9	0.9
Total	$209.1	$19.2	$6.2

2008
Equity Securities	$93.3	$3.9	$17.2
Debt Securities	87.6	7.1	1.6
Total	$180.9	$11.0	$18.8

The amortized cost of debt securities was $88.2 million as of December 31, 2009 and $82.1 million as of December 31, 2008.  As of December 31, 2009, the debt securities have an average coupon rate of approximately 3.95%, an average duration of approximately 4.82 years, and an average maturity of approximately 9.8 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$29.7	$0.8
More than 12 months	37.5	5.3	0.9	0.1
Total	$37.5	$5.3	$30.6	$0.9

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$2.2	$1.2
1 year - 5 years	31.9	33.4
5 years - 10 years	23.7	21.4
10 years - 15 years	12.1	10.5
15 years - 20 years	5.5	6.8
20 years+	15.8	14.3
Total	$91.2	$87.6

During the years ended December 31, 2009, 2008, and 2007, proceeds from the dispositions of securities amounted to $47.5 million, $23.5 million, and $23.8 million, respectively.  During the years ended December 31, 2009, 2008, and 2007, gross gains of $1.7 million, $0.5 million, and $0.6 million, respectively, and gross losses of $1.1 million, $0.4 million, and $0.3, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2009 and 2008 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2009
Equity Securities	$182.3	$17.8	$14.7
Debt Securities	144.7	2.8	0.8
Total	$327.0	$20.6	$15.5

2008
Equity Securities	$127.8	$2.0	$36.3
Debt Securities	141.0	6.9	3.9
Total	$268.8	$8.9	$40.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $142.8 million as of December 31, 2009 and $138.0 million as of December 31, 2008.  As of December 31, 2009, the debt securities have an average coupon rate of approximately 4.31%, an average duration of approximately 4.67 years, and an average maturity of approximately 7.4 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$56.4	$0.6
More than 12 months	89.3	14.7	3.2	0.2
Total	$89.3	$14.7	$59.6	$0.8

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Millions)

less than 1 year	$1.0	$2.0
1 year - 5 years	84.0	48.0
5 years - 10 years	36.2	44.0
10 years - 15 years	4.2	10.0
15 years - 20 years	2.3	1.2
20 years+	17.0	35.8
Total	$144.7	$141.0

During the years ended December 31, 2009, 2008, and 2007, proceeds from the dispositions of securities amounted to $393.0 million, $483.4 million, and $105.7 million, respectively.  During the years ended December 31, 2009, 2008, and 2007, gross gains of $4.4 million, $4.7 million, and $0.9 million, respectively, and gross losses of $6.5 million, $4.2 million, and $0.4 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  Effective January 1, 2009, Entergy adopted an accounting pronouncement providing guidance regarding recognition and presentation of other-than-temporary impairments related to investments in debt securities.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  For debt securities held as of January 1, 2009 for which an other-than-temporary impairment had

Entergy Corporation and Subsidiaries
Notes to Financial Statements

previously been recognized but for which assessment under the new guidance indicates this impairment is temporary, Entergy recorded an adjustment to its opening balance of retained earnings of $11.3 million ($6.4 million net-of-tax). Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities in 2009.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. Non-Utility Nuclear recorded charges to other income of $86 million in 2009, $50 million in 2008, and $5 million in 2007, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 18.                      ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

As a result of the effects of Hurricane Katrina and the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, on September 23, 2005, Entergy New Orleans filed a voluntary petition in bankruptcy court seeking reorganization relief under Chapter 11 of the U.S. Bankruptcy Code.  On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization.  With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization and the plan became effective on May 8, 2007.  Following are significant terms in Entergy New Orleans' plan of reorganization:

•
Entergy New Orleans paid in full, in cash, the allowed third-party prepetition accounts payable (approximately $29 million, including interest).  Entergy New Orleans paid interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest (9.5%) plus 1% for 2007 through the date of payment.

•
Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool.  Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes.  Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%.  The Louisiana judicial rate of interest is 9.5% for 2007, 8.5% for 2008, 5.5% for 2009, and 3.5% for 2010.

•	Entergy New Orleans repaid in full, in cash, the outstanding borrowings under the debtor-in-possession credit agreement between Entergy New Orleans and Entergy Corporation (approximately $67 million).
•
Entergy New Orleans' first mortgage bonds remain outstanding with their stated maturity dates and interest terms.  Pursuant to an agreement with its first mortgage bondholders, Entergy New Orleans paid the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding (approximately $12 million).

•	Entergy New Orleans' preferred stock will remain outstanding on its stated dividend terms, and Entergy New Orleans paid its unpaid preferred dividends in arrears (approximately $1 million).
•	Litigation claims were generally unaltered, and will generally proceed as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy Corporation)

With confirmation of the plan of reorganization, Entergy reconsolidated Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007.  Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation does not affect the amount of net income that Entergy records from Entergy New Orleans' operations for any current or prior periods, but does result in Entergy New Orleans' results being included in each individual income statement line item in 2007.

NOTE 19.                      TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Each Registrant Subsidiary purchases electricity from or sells electricity to the other Registrant Subsidiaries, or both, under rate schedules filed with FERC.  The Registrant Subsidiaries purchase fuel from System Fuels; receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations.  These transactions are on an "at cost" basis.  In addition, Entergy Power sells electricity to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans.   RS Cogen sells electricity to Entergy Gulf States Louisiana.

As described in Note 1 to the financial statements, all of System Energy's operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

Additionally, as described in Note 4 to the financial statements, the Registrant Subsidiaries participate in Entergy's money pool and earn interest income from the money pool.  Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans also receive interest income from System Fuels, Inc.

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2009	$354.5	$475.5	$260.2	$53.4	$87.6	$295.0	$554.0
2008	$419.1	$644.1	$257.8	$99.7	$161.0	$438.7	$529.0
2007	$302.7	$234.3	$317.4	$145.9	$102.9	$398.8	$553.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

	(1)	(2)	(3)		(4)
2009	$844.5	$547.6	$496.6	$353.1	$212.6	$417.6	$136.3
2008	$723.4	$908.8	$587.5	$385.1	$213.1	$553.7	$118.5
2007	$766.0	$619.2	$521.9	$369.1	$222.2	$483.0	$115.2

(1)	Includes $0.1 million in 2009, $0.5 million in 2008, and $4.8 million in 2007 for power purchased from Entergy Power.
(2)	Includes power purchased from RS Cogen of $49.3 million in 2009, $82.5 million in 2008, $68.4 million in 2007.
(3)	Includes power purchased from Entergy Power of $11.6 million in 2009 and $10.5 million in 2008.
(4)	Includes power purchased from Entergy Power of $11.3 million in 2009 and $10.3 million in 2008.

Intercompany Interest Income

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2009	$0.9	$19.5	$55.5	$0.8	$0.7	$0.4	$1.9
2008	$1.4	$12.3	$31.4	$0.9	$2.0	$2.6	$2.1
2007	$2.8	$7.9	$1.7	$2.4	$0.4	$4.1	$6.1

NOTE 20.                      QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating results for the four quarters of 2009 and 2008 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income	Net Income
	(In Thousands)
2009:
First Quarter	$2,789,112	$506,527	$235,335
Second Quarter	$2,520,789	$474,496	$226,813
Third Quarter	$2,937,095	$800,304	$455,169
Fourth Quarter	$2,498,654	$503,119	$313,775

2008:
First Quarter	$2,864,734	$606,233	$308,749
Second Quarter	$3,264,271	$568,109	$270,954
Third Quarter	$3,963,884	$752,092	$470,289
Fourth Quarter	$3,000,867	$356,733	$170,574

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings per Average Common Share

	2009		2008
	Basic	Diluted	Basic	Diluted

First Quarter	$1.22	$1.20	$1.60	$1.56
Second Quarter	$1.16	$1.14	$1.42	$1.37
Third Quarter	$2.35	$2.32	$2.47	$2.41
Fourth Quarter	$1.66	$1.64	$0.90	$0.89

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter.  Operating results for the Registrant Subsidiaries for the four quarters of 2009 and 2008 were:

Operating Revenue

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2009:
First Quarter	$535,994	$488,905	$529,257	$261,705	$171,094	$413,474	$127,372
Second Quarter	$518,009	$441,263	$527,156	$290,615	$137,137	$377,319	$130,387
Third Quarter	$649,395	$486,772	$624,829	$356,545	$174,071	$399,496	$148,789
Fourth Quarter	$507,865	$427,446	$502,344	$268,439	$158,120	$373,534	$147,459
2008:
First Quarter	$499,374	$558,564	$564,744	$294,850	$191,355	$397,042	$114,372
Second Quarter	$580,462	$702,536	$753,778	$351,982	$227,508	$565,349	$128,366
Third Quarter	$711,835	$856,882	$1,021,588	$491,113	$215,603	$621,321	$142,045
Fourth Quarter	$536,678	$615,383	$711,184	$324,237	$179,917	$428,546	$144,215

Operating Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2009:
First Quarter	$50,055	$56,825	$41,377	$18,649	$10,858	$20,452	$43,481
Second Quarter	$57,346	$58,437	$55,011	$51,309	$18,579	$16,434	$46,122
Third Quarter	$110,666	$84,018	$125,919	$67,333	$22,302	$74,327	$43,461
Fourth Quarter	($1,226)	$91,155	$42,113	$28,896	$8,999	$39,879	$40,945
2008:
First Quarter	$52,661	$58,867	$47,219	$19,169	$19,368	$27,134	$45,342
Second Quarter	$65,801	$50,740	$73,127	$40,107	$20,905	$42,238	$44,562
Third Quarter	$108,293	$97,111	$97,600	$55,127	$21,985	$48,763	$50,936
Fourth Quarter	($21,261)	$37,000	$32,152	$20,787	$7,501	$17,784	$48,393

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2009:
First Quarter	$16,070	$27,121	$36,538	$6,238	$5,399	$6,303	$22,392
Second Quarter	$16,423	$28,802	$39,990	$23,927	$8,995	$5,172	$23,693
Third Quarter	$52,939	$46,212	$86,969	$34,558	$12,272	$38,181	$22,026
Fourth Quarter	($18,557)	$50,912	$69,348	$12,913	$4,359	$14,185	($19,203)
2008:
First Quarter	$22,718	$30,826	$19,596	$5,679	$7,947	$7,712	$21,601
Second Quarter	$27,521	$23,187	$36,544	$20,130	$11,631	$21,416	$22,091
Third Quarter	$50,273	$59,935	$64,225	$27,924	$12,104	$22,916	$22,384
Fourth Quarter	($53,360)	$30,819	$37,178	$5,977	$3,265	$5,851	$24,991

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY'S BUSINESS (continued from page 3)

Utility

The Utility business segment includes six wholly-owned retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  These companies generate, transmit, distribute and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy Gulf States Louisiana and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively.  Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf.  System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

The six retail utility subsidiaries are each regulated by state utility commissions, or, in the case of Entergy New Orleans, the City Council.  System Energy is regulated by FERC as all of its transactions are at the wholesale level. The Utility continues to operate as a rate-regulated business as efforts toward deregulation have been delayed, abandoned, or not initiated in its service territories.  The overall generation portfolio of the Utility, which relies heavily on natural gas and nuclear generation, is consistent with Entergy's strong support for the environment.

The Utility is focused on providing highly reliable and cost-effective electricity and gas service while working in an environment that provides the highest level of safety for its employees.  Since 1998, the Utility has significantly improved key customer service, reliability, and safety metrics and continues to actively pursue additional improvements.

Customers

As of December 31, 2009, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)

Entergy Arkansas	Portions of Arkansas	689	25%
Entergy Gulf States Louisiana	Portions of Louisiana	379	14%	92	49%
Entergy Louisiana	Portions of Louisiana	663	24%
Entergy Mississippi	Portions of Mississippi	435	16%
Entergy New Orleans	City of New Orleans*	150	6%	96	51%
Entergy Texas	Portions of Texas	403	15%
Total customers		2,719	100%	188	100%

*	Excludes the Algiers area of the city, where Entergy Louisiana provides electric service.

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On June 24, 2009, Entergy reached a 2009 peak demand of 21,009 MW, compared to the 2008 peak of 21,241 MW recorded on July 28 of that year.  Selected electric energy sales data is shown in the table below:

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Selected 2009 Electric Energy Sales Data

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	19,926	17,962	28,396	12,697	4,721	15,446	-	99,148
Sales for resale:
Affiliates	9,980	7,084	1,513	198	1,528	3,630	9,898	-
Others	1,631	2,546	109	330	15	231	-	4,862
Total	31,537	27,592	30,018	13,225	6,264	19,307	9,898	104,010

Average use per residential customer (kWh)	12,855	15,697	15,092	14,647	11,891	15,463	-	14,423

(a)	Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies' 2009 combined electric sales volume as a percentage of total electric sales volume, and 2009 combined electric revenues as a percentage of total 2009 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue

Residential	32.3	38.1
Commercial	26.4	27.7
Industrial (a)	34.3	25.3
Governmental	2.3	2.6
Wholesale	4.7	6.3

(a)	Major industrial customers are in the chemical, petroleum refining, and paper industries.

See "Selected Financial Data" for each of the Utility operating companies for the detail of their sales by customer class for 2005-2009.

Selected 2009 Natural Gas Sales Data

Entergy New Orleans and Entergy Gulf States Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Gulf States Louisiana sold 9,171,201 and 6,380,375 Mcf, respectively, of natural gas to retail customers in 2009.  In 2009, 96% of Entergy Gulf States Louisiana's operating revenue was derived from the electric utility business, and only 4% from the natural gas distribution business.  For Entergy New Orleans, 84% of operating revenue was derived from the electric utility business and 16% from the natural gas distribution business in 2009.  Following is data concerning Entergy New Orleans' 2009 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Revenue

Residential	38%	49%
Commercial	38%	25%
Industrial	8%	10%
Governmental/Municipal	16%	16%

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Retail Rate Regulation

General (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Each Utility operating company participates in retail rate proceedings on a consistent basis.  The status of material retail rate proceedings is described in Note 2 to the financial statements.  Certain aspects of the Utility operating companies' retail rate mechanisms are discussed below.

Entergy Arkansas

Fuel and Purchased Power Cost Recovery

Entergy Arkansas' rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills.  The rider utilizes prior calendar year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year.  The energy cost recovery rider tariff also allows an interim rate request depending upon the level of over- or under-recovery of fuel and purchased energy costs.  In December 2007, the APSC issued an order stating that Entergy Arkansas' energy cost recovery rider will remain in effect, and any future termination of the rider would be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.  See Note 2 to the financial statements for a discussion of Entergy Arkansas' energy cost recovery rider proceedings before the APSC.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of proceedings regarding recovery of Entergy Arkansas' storm restoration costs.

Entergy Gulf States Louisiana

Fuel Recovery

Entergy Gulf States Louisiana's electric rates include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs.  The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

To help stabilize electricity costs, Entergy Gulf States Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Gulf States Louisiana hedges approximately one-third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity is reviewed on an annual basis.

Entergy Gulf States Louisiana's gas rates include a purchased gas adjustment clause based on estimated gas costs for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

To help stabilize retail gas costs, Entergy Gulf States Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility for its gas purchased for resale through the use of financial instruments.  Entergy Gulf States Louisiana hedges approximately one-half of the projected natural gas volumes used to serve its natural gas customers for November through March.  The hedge quantity is reviewed on an annual basis.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Gulf States Louisiana's filings to recover storm-related costs.

Entergy Louisiana

Fuel Recovery

Entergy Louisiana's rate schedules include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs.  The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

In the Delaney vs. Entergy Louisiana proceeding, the LPSC ordered Entergy Louisiana, beginning with the May 2000 fuel adjustment clause filing, to re-price costs flowed through its fuel adjustment clause related to the Evangeline gas contract so that the price included for fuel adjustment clause recovery shall thereafter be at the rate of the Henry Hub first of the month cash market price (as reported by the publication Inside FERC) plus $0.24 per mmBtu for the month for which the fuel adjustment clause is calculated, irrespective of the actual cost for the Evangeline contract quantity reflected in that month's fuel adjustment clause.

To help stabilize electricity costs, Entergy Louisiana received approval from the LPSC in 2001 to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Louisiana hedges approximately one-third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity is reviewed on an annual basis.

In September 2002, Entergy Louisiana settled a proceeding that concerned a contract entered into by Entergy Louisiana to purchase, through 2031, energy generated by a hydroelectric facility known as the Vidalia project.  In the settlement, the LPSC approved Entergy Louisiana's proposed treatment of the regulatory effect of the benefit from a tax accounting election related to that project.  In general, the settlement permits Entergy Louisiana to keep a portion of the tax benefit in exchange for bearing the risk associated with sustaining the tax treatment.  The LPSC settlement divided the term of the Vidalia contract into two segments: 2002-2012 and 2013-2031. During the first eight years of the 2002-2012 segment, Entergy Louisiana agreed to credit rates by flowing through its fuel adjustment calculation $11 million each year, beginning monthly in October 2002.  Entergy Louisiana must credit rates in this way and by this amount even if Entergy Louisiana is unable to sustain the tax deduction.  Entergy Louisiana also must credit rates by $11 million each year for an additional two years unless either the tax accounting method elected is retroactively repealed or the IRS denies the entire deduction related to the tax accounting method.  In addition, in accordance with an LPSC settlement, Entergy Louisiana credited rates in August 2007 by $11.8 million (including interest) as a result of a settlement with the IRS of the 2001 tax treatment of the Vidalia contract.  Entergy Louisiana agreed to credit ratepayers additional amounts unless the tax accounting election was not sustained.  During the years 2013-2031, Entergy Louisiana and its ratepayers would share the remaining benefits of this tax accounting election.  Note 8 to the financial statements contains further discussion of the obligations related to the Vidalia project.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Louisiana's filings to recover storm-related costs.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Mississippi

Fuel Recovery

Entergy Mississippi's rate schedules include energy cost recovery riders to recover fuel and purchased energy costs.  The rider utilizes projected energy costs filed quarterly by Entergy Mississippi to develop an energy cost rate.  The energy cost rate is redetermined each calendar quarter and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost as of the second quarter preceding the redetermination.

Power Management Rider

The MPSC approved the purchase of the Attala power plant in November 2005.  In December 2005, the MPSC issued an order approving the investment cost recovery through its power management rider and limited the recovery to a period that begins with the closing date of the purchase and ends the earlier of the date costs are incorporated into base rates or December 31, 2006.  As a consequence of the events surrounding Entergy Mississippi's ongoing efforts to recover storm restoration costs associated with Hurricane Katrina, in October 2006, the MPSC approved a revision to Entergy Mississippi's power management rider.  The revision has the effect of allowing Entergy Mississippi to recover the annual ownership costs of the Attala plant until such time as a general rate case is filed.

To help stabilize electricity costs, Entergy Mississippi received approval from the MPSC to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Mississippi hedges approximately one-half of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity is reviewed on an annual basis.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Mississippi's filings to recover storm-related costs.

Entergy New Orleans

Fuel Recovery

Entergy New Orleans' electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel and purchased power costs incurred with fuel cost revenues billed to customers, including carrying charges.  In June 2006, the City Council authorized the recovery of all Grand Gulf costs through Entergy New Orleans' fuel adjustment clause (a significant portion of Grand Gulf costs was previously recovered through base rates), and continued that authorization in approving the October 2006 formula rate plan filing settlement.  Effective June 2009, the majority of Grand Gulf costs were realigned to base rates and are no longer flowed through the fuel adjustment clause.

Entergy New Orleans' gas rate schedules include a purchased gas adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, including carrying charges.  In October 2005, the City Council approved modification of the current gas cost collection mechanism effective November 2005 in order to address concerns regarding its fluctuations, particularly during the winter heating season.  The modifications are intended to minimize fluctuations in gas rates during the winter months.

To help stabilize retail gas costs, Entergy New Orleans received approval from the City Council to hedge its exposure to natural gas price volatility for its gas purchased for resale through the use of financial instruments.  Entergy New Orleans hedges approximately one-half of the projected natural gas volumes used to serve its natural gas customers for November through March.  The hedge quantity is reviewed on an annual basis.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy New Orleans' efforts to recover storm-related costs.

Entergy Texas

Fuel Recovery

Entergy Texas' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates.  The fixed fuel factor formula was revised and approved by a PUCT order in August 2006.  The new formula was implemented in September 2006.  Under the new method, semi-annual revisions of the fixed fuel factor will continue to be made in March and September based on the expected change in the market price of natural gas over the next 12 months.  The method also accounts for changes in resource mix and retail sales.  To the extent actual costs vary from the fixed fuel factor, refunds or surcharges are required or permitted.  The amounts collected under the fixed fuel factor through the start of retail open access are subject to fuel reconciliation proceedings before the PUCT.  The PUCT fuel cost reviews are discussed in Note 2 to the financial statements.

Franchises

Entergy Arkansas holds exclusive franchises to provide electric service in approximately 307 incorporated cities and towns in Arkansas.  These franchises are unlimited in duration and continue unless the municipalities purchase the utility property.  In Arkansas, franchises are considered to be contracts and, therefore, are terminable upon breach of the terms of the franchise.

Entergy Gulf States Louisiana holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric service in approximately 56 incorporated municipalities and the unincorporated areas of approximately 18 parishes, and to provide gas service in the City of Baton Rouge and the unincorporated areas of two parishes.  Most of Entergy Gulf States Louisiana's franchises have a term of 60 years.  Entergy Gulf States Louisiana's current electric franchises expire during 2015-2046.

Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 116 incorporated Louisiana municipalities.  Most of these franchises have 25-year terms.  Entergy Louisiana also supplies electric service in approximately 353 unincorporated communities, all of which are located in the 45 Louisiana parishes in which it holds non-exclusive franchises.  Entergy Louisiana's electric franchises expire during 2010-2036.

Entergy Mississippi has received from the MPSC certificates of public convenience and necessity to provide electric service to areas within 45 counties, including a number of municipalities, in western Mississippi.  Under Mississippi statutory law, such certificates are exclusive.  Entergy Mississippi may continue to serve in such municipalities upon payment of a statutory franchise fee, regardless of whether an original municipal franchise is still in existence.

Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to city ordinances (except electric service in Algiers, which is provided by Entergy Louisiana).  These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans' electric and gas utility properties.

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 26 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 68 incorporated municipalities.  Entergy Texas typically is granted 50-year franchises.  Entergy Texas' electric franchises expire during 2010-2045.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Property and Other Generation Resources

Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2009, is indicated below:

	Owned and Leased Capability MW(1)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro

Entergy Arkansas	4,799	1,682	1,839	1,208	70
Entergy Gulf States Louisiana	3,329	1,988	978	363	-
Entergy Louisiana	5,834	4,658	1,176	-	-
Entergy Mississippi	3,223	2,803	-	420	-
Entergy New Orleans	745	745	-	-	-
Entergy Texas	2,543	2,274	-	269	-
System Energy	1,133	-	1,133	-	-
Total	21,606	14,150	5,126	2,260	70

(1)
"Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

The Entergy System's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections.  These reviews consider existing and projected demand, the availability and price of power, the location of new load, and the economy.  Summer peak load in the Entergy System service territory has averaged 21,036 MW from 2002-2009.  In the 2002 time period, the Entergy System's long-term capacity resources, allowing for an adequate reserve margin, were approximately 3,000 MW less than the total capacity required for peak period demands.  In this time period Entergy met its capacity shortages almost entirely through short-term power purchases in the wholesale spot market.  In the fall of 2002, the Entergy System began a program to add new resources to its existing generation portfolio and began a process of issuing requests for proposals (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies.  The Entergy System has adopted a long-term resource strategy that calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted.  The System refers to this strategy as "The Portfolio Transformation Strategy".  Over the past eight years, Portfolio Transformation has resulted in the addition of about 4,000 MW of new long-term resources, including approximately 900 MW of resources that are currently under regulatory review.  Adjusting for unit deactivations of older generation, currently, the System's portfolio of long-term resources is about 1,500 MW short of its projected 2010 peak load plus reserve margin.  The remaining need has been met with limited-term resource procurements.  The System will continue to access the spot power market to economically purchase energy in order to minimize customer cost.  In addition, Entergy considers in its planning processes the implications of the notices from Entergy Arkansas and Entergy Mississippi regarding their future withdrawal from the System Agreement.  Furthermore, as with other transmission systems, there are certain times during which congestion occurs on the Utility operating companies' transmission system that limits the ability of the Utility operating companies as well as other parties to fully utilize the generating resources that have been granted transmission service.

RFP Procurements

The RFPs issued by the Entergy System since the fall of 2002 have sought resources needed to meet near-term summer reliability requirements as well as longer-term resources through a broad range of wholesale power products, including limited-term (1 to 3 years) and long-term contractual products and asset acquisitions.  Detailed evaluation processes have been developed to analyze submitted proposals, and, with the exception of the January 2008 RFP and the 2008 Western Region RFP, each RFP has been overseen by an independent monitor.  The following table illustrates the results of the RFP process for resources acquired since the Fall 2002 RFP.  The contracts below were primarily with non-affiliated suppliers,

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy with the exception of contracts with EWO Marketing for the sale of 185 MW to 206 MW from the RS Cogen plant and contracts with Entergy Power for the sale of approximately 100 MW from the Independence plant.  In 2009, Entergy Louisiana requested permission from the LPSC to cancel the Little Gypsy Unit 3 re-powering project selected from the 2006 Long-Term RFP.

RFP	Short-term 3rd party	Limited-term affiliate	Limited-term 3rd party	Long-term affiliate	Long-term 3rd party	Total

Fall 2002	-	185-206 MW (a)	231 MW	101-121 MW (b)	718 MW (d)	1,235-1,276 MW
January 2003 supplemental	222 MW	-	-	-	-	222 MW
Spring 2003	-	-	381 MW	(c)	-	381 MW
Fall 2003	-	-	390 MW	-	-	390 MW
Fall 2004	-	-	1,250 MW	-	-	1,250 MW
2006 Long-Term	-	-	-	538 MW (e)	789 MW (f)	1,327 MW
Fall 2006	-	-	780 MW	-	-	780 MW
January 2008 (g)	-	-	-	-	-	-
2008 Western Region	-	-	300 MW	-	-	300 MW
Summer 2008 (h)	-	-	200 MW	-	-	200 MW
January 2009 Western Region	-	-	-	-	150-300	150-300 MW
July 2009 Baseload	-	336 MW (i)	-	-	-	336 MW
Summer 2009 (j)	-	-	-	TBD	TBD	TBD
Total	222 MW	521-542 MW	3,532 MW	639-659 MW	1,657-1,807 MW	6,571-6,762 MW

(a)	Includes a conditional option to increase the capacity up to the upper bound of the range.
(b)	The contracted capacity will increase from 101 MW to 121 MW in 2010.
(c)
This table does not reflect (i) the River Bend 30% life-of-unit purchased power agreements totaling approximately 300 MW between Entergy Gulf States Louisiana and Entergy Louisiana (200 MW), and between Entergy Gulf States Louisiana and Entergy New Orleans (100 MW) related to Entergy Gulf States Louisiana's unregulated portion of the River Bend nuclear station, which portion was formerly owned by Cajun Electric Power Cooperative, Inc. or (ii) the Entergy Arkansas wholesale base load capacity life-of-unit purchased power agreements executed in 2003 totaling approximately 220 MW between Entergy Arkansas and Entergy Louisiana (110 MW) and between Entergy Arkansas and Entergy New Orleans (110 MW) related to the sale of a portion of Entergy Arkansas' coal and nuclear base load resources (which were not included in retail rates); or (iii) 12 month agreements originally executed in 2005 and which are renewed annually between Entergy Arkansas and Entergy Gulf States Louisiana and Entergy Texas, and between Entergy Arkansas and Entergy Mississippi, relating to the sale of a portion of Entergy Arkansas' coal and nuclear base load resources (which were not included in retail rates) to those companies.  These resources were identified outside of the formal RFP process but were submitted as formal proposals in response to the Spring 2003 RFP, which confirmed the economic merits of these resources.

(d)	Entergy Louisiana's June 2005 purchase of the 718 MW, gas-fired Perryville plant, of which a total of 75% of the output is sold to Entergy Gulf States Louisiana and Entergy Texas.
(e)	In 2009, Entergy Louisiana requested permission from the LPSC to cancel the Little Gypsy Unit 3 re-powering project.
(f)
Entergy Arkansas' September 2008 purchase of the 789 MW, combined-cycle, gas-fired Ouachita Generating Facility, of which one-third of the output was sold to Entergy Gulf States Louisiana prior to the purchase of one-third of the facility by Entergy Gulf States Louisiana in November 2009.

(g)
At the direction of the LPSC, but with full reservation of all legal rights, Entergy Services issued the January 2008 RFP for Supply-Side Resources seeking fixed price unit contingent products.  Although the LPSC request was directed to Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Services issued the RFP on behalf of all of the Utility operating companies.  No proposals were selected from this RFP.

(h)
On October 15, 2008 and in response to the US financial crisis, ESI on behalf of the Entergy Operating Companies terminated all long-term procurement efforts, including the long-term portion of the Summer 2008 RFP.

(i)
Represents the self-supply alternative considered in the RFP, consisting of a cost-based purchase by Entergy Texas, Entergy Louisiana, and Entergy Mississippi of wholesale baseload capacity from Entergy Arkansas.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

(j)
In September 2009, on behalf of the Entergy operating companies, Entergy Services issued the Summer 2009 Long-Term RFP seeking proposals for long-term capacity and energy through products offered in the RFP.  The RFP includes a Utility self-build option.  The tentative RFP schedule targets resource selection in the third quarter 2010 and execution of definitive agreements by the fourth quarter 2010.

Entergy Louisiana and Entergy New Orleans currently purchase 101 MW of capacity and energy from Entergy Power, Inc. sourced from Independence Steam Electric Station Unit 2.  The transaction, which originated from the Fall 2002 RFP, included an option for Entergy Louisiana and Entergy New Orleans to acquire an ownership interest in the unit for a total price of $80 million, subject to various adjustments.  On March 5, 2008, Entergy Louisiana and Entergy New Orleans provided notice of their intent to exercise the option.  The parties are negotiating the terms and conditions of the ownership acquisition.

In January 2009, Entergy Texas issued an RFP seeking long-term CCGT resources for the Western Region of the Entergy System in pursuit of multiple supply procurement objectives.  As a result of the RFP, Entergy Services, as agent for Entergy Texas, has signed a PPA with Exelon Generation Company, LLC to purchase 150-300 megawatts of capacity and energy from the Tenaska Frontier Generating Station located in Grimes County, Texas.  The PPA has an approximately ten-year delivery term and may be terminated by Entergy Texas if necessary regulatory approvals, including full cost recovery, are not obtained.

In July 2009, Entergy Services issued the July 2009 Baseload RFP on behalf of Entergy Texas, Entergy Louisiana and Entergy Mississippi seeking limited-term flexible baseload resources.  A self-supply alternative was considered and ultimately selected from the RFP, and consists of a 336 MW limited-term cost-based wholesale baseload purchase from Entergy Arkansas.

Other Procurements From Third Parties

The above table does not include resource acquisitions made outside of the RFP process, including Entergy Mississippi's January 2006 acquisition of the 480 MW, combined-cycle, gas-fired Attala power plant, and Entergy Gulf States Louisiana's March 2008 acquisition of the 322 MW, simple-cycle, gas-fired Calcasieu Generating Facility.  In addition, in October 2009 Entergy Louisiana, LLC entered into a Purchase and Sale Agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, Louisiana from Acadia Power Partners, LLC, an independent power producer.  The purchase is contingent on regulatory approvals.  The above table also does not reflect various limited- and long-term contracts that have been entered into in recent years by the Utility operating companies as a result of bilateral negotiations.

Interconnections

The Entergy System's generating units are interconnected by a transmission system operating at various voltages up to 500 kV.  These generating units consist primarily of steam-electric production facilities and are centrally dispatched and operated.  Entergy's Utility operating companies are interconnected with many neighboring utilities.  In addition, the Utility operating companies are members of the SERC Reliability Corporation.  The primary purpose of SERC is to ensure the reliability and adequacy of the electric bulk power supply in the southeast region of the United States.  SERC is a member of the North American Electric Reliability Corporation.

Gas Property

As of December 31, 2009, Entergy New Orleans distributed and transported natural gas for distribution within Algiers and New Orleans, Louisiana, through a total of 33 miles of gas transmission pipeline, 1,655 miles of gas distribution pipeline, and 855 miles of gas service pipeline from the distribution mains to the customers.  As of December 31, 2009, the gas properties of Entergy Gulf States Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States Louisiana's financial position.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Titles

The Entergy System's generating stations are generally located on properties owned in fee simple. Most of the substations and transmission and distribution lines are constructed on private property or public rights-of-way pursuant to easements, servitudes, or appropriate franchises.  Some substation properties are owned in fee simple.  The Utility operating companies generally have the right of eminent domain, whereby they may perfect title to, or secure easements or servitudes on, private property for their utility operations.

Substantially all of the physical properties and assets owned by Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are subject to the liens of mortgages securing bonds issued by those companies.  The Lewis Creek generating station is owned by GSG&T, Inc., a subsidiary of Entergy Texas, and is not subject to its mortgage lien.  Lewis Creek is leased to and operated by Entergy Texas.

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2007-2009 were:

	Natural Gas		Fuel Oil		Nuclear		Coal		Purchased Power
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh

2009	19	5.64	-	-	34.66		12	2.04	35	5.29
2008	19	10.28	-	19.45	30.60		12	2.06	39	7.92
2007	18	8.05	-	14.13	33.57		12	1.86	37	6.27

Actual 2009 and projected 2010 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, are:

	Natural Gas		Fuel Oil		Nuclear		Coal		Purchased Power
	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010

Entergy Arkansas (a)	3%	12%	-	-	46%	48%	24%	25%	26%	14%
Entergy Gulf States Louisiana	24%	29%	-	-	29%	15%	9%	9%	38%	47%
Entergy Louisiana	22%	19%	-	-	36%	44%	2%	2%	40%	35%
Entergy Mississippi	25%	48%	-	-	3%	3%	21%	29%	51%	20%
Entergy New Orleans	34%	40%	-	-	22%	31%	9%	14%	35%	15%
Entergy Texas	36%	28%	-	-	13%	20%	10%	13%	41%	39%
System Energy	-	-	-	-	100%(b)	100%(b)	-	-	-	-

Utility (a)	19%	22%	-	-	34%	36%	12%	13%	35%	29%

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

(a)	Hydroelectric power provided 1% of Entergy Arkansas' generation in 2009 and is expected to provide approximately 1% of its generation in 2010.
(b)
Capacity and energy from System Energy's interest in Grand Gulf was historically allocated as follows: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%.  Pursuant to purchased power agreements, Entergy Arkansas is selling a portion of its owned capacity and energy from Grand Gulf to Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

Natural Gas

The Utility operating companies have long-term firm and short-term interruptible gas contracts for both supply and gas transportation.  Long-term firm contracts for power plants comprise less than 15% of the Utility operating companies' total requirements.  Short-term contracts and spot-market purchases satisfy additional gas requirements.  Entergy Texas owns a gas storage facility that provides reliable and flexible natural gas service to certain generating stations.

Entergy Louisiana has a long-term natural gas supply contract, which expires in 2012, in which Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units.  Annual demand charges associated with this contract are estimated to be $6.6 million.

Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants.  Demand is tied to weather conditions as well as to the prices and availability of other energy sources.  Pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage.  To the extent natural gas supplies are disrupted or natural gas prices significantly increase, the Utility operating companies will use alternate fuels, such as oil, or rely to a larger extent on coal, nuclear generation, and purchased power.

Coal

Entergy Arkansas has a long-term contract for low-sulfur Powder River Basin (PRB) coal which expires in 2011 and is expected to provide for approximately 40% of the total expected coal requirements for 2010.  Over the past three years, Entergy Arkansas has committed to seven medium-term (one- to three-year) contracts that will supply approximately 55% of the total coal supply needs in 2010.  These contracts are staggered in term so that not all contracts have to be renewed the same year.  The additional 5% of total coal requirements will be satisfied by spot market or over-the-counter purchases.  Based on greater PRB coal deliveries and the high cost of foreign coal, no alternative coal consumption is expected at Entergy Arkansas during 2010.  Entergy Arkansas has an existing long-term railroad transportation contract that will provide all of Entergy Arkansas' coal transportation requirements for 2010 and will provide most of the transportation requirements for several years beyond 2010.

Entergy Gulf States Louisiana has executed three medium-term contracts for the supply of low-sulfur PRB coal for Nelson Unit 6 that will expire in late 2010 and 2011.  These three contracts will supply approximately 95% of Nelson Unit 6 coal needs in 2010.  Additional PRB coal will be purchased through spot market or over-the-counter purchases provided that adequate transportation is available from BNSF Railway Company.  For the same reasons as for Entergy Arkansas' plants, no alternative coal consumption is expected at Nelson Unit 6 during 2010.  Coal will be transported to Nelson via an existing rail transportation agreement with BNSF Railway Company during 2010.

For the year 2009, coal transportation delivery to all Utility operating company coal-fired units have met coal demand at the plants.  It is expected that improved delivery times experienced in 2009 will continue through 2010.  Both Entergy Arkansas and Entergy Gulf States Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Gulf States Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of low-sulfur PRB coal requested for 2010.  Entergy Gulf States Louisiana and Entergy Texas coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Nuclear Fuel

The nuclear fuel cycle consists of the following:

•	mining and milling of uranium ore to produce a concentrate;
•	conversion of the concentrate to uranium hexafluoride gas;
•	enrichment of the uranium hexafluoride gas;
•	fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and
•	disposal of spent fuel.

System Fuels, a company owned by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, is responsible for contracts to acquire nuclear material to be used in fueling Entergy's Utility nuclear units, except for River Bend.  System Fuels also maintains inventories of such materials during the various stages of processing.  The Utility operating companies, except Entergy Gulf States Louisiana, purchase enriched uranium hexafluoride from System Fuels, but contract separately for the fabrication of their own nuclear fuel.  The requirements for River Bend are met pursuant to contracts made by Entergy Gulf States Louisiana.  All contracts for the disposal of spent nuclear fuel are between the Department of Energy (DOE) and each of the nuclear power plants.

Based upon currently planned fuel cycles, Entergy's Utility and Non-Utility Nuclear nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through most of 2010, and with substantial additional amounts after that time.  Entergy's ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the creditworthiness and performance reliability of uranium miners, as well as upon the structure of Entergy's contracts for the purchase of nuclear fuel.  For example, some of the supply under Entergy's contracts for nuclear fuel is effectively on a "mine-contingent" basis, which means that if applicable mines are unable to supply sufficient uranium, Entergy may be required to purchase some nuclear fuel from another supplier.  There are a number of possible alternate suppliers that may be accessed to mitigate such an event, including potentially drawing upon Entergy's inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

Uranium supply became extremely limited in 2006 and 2007, but this supply shortfall was substantially eliminated in 2008.  Market prices for uranium concentrates increased from about $7 per pound in December 2000 to a range of $70 to $135 per pound in 2007.  In 2008, however, market prices for uranium concentrates ranged from $45 to $90 per pound and from January 1, 2009 through December 31, 2009 ranged from $40 to $55 per pound.  The effects of market price changes may be reduced and deferred by risk management strategies (such as buying for inventory or entering into forward physical contracts at fixed prices when Entergy believes it is appropriate and useful).  Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S.

The recent higher nuclear fuel market prices of 2006-2009 compared to the 2000-2005 period affects the U.S. nuclear utility industry, including Entergy, first in cash flow requirements for fuel acquisition, and then, some time later, in nuclear fuel expenses.  For example, for a nuclear fleet the size of Entergy's, the current market value of annual enriched uranium requirements has increased by several hundred million dollars compared to about five years ago.  As nuclear fuel installed in the core in nuclear power plants is replaced fractionally over an approximate five-year period, nuclear fuel expense is beginning to, and will eventually with a time lag, reflect current market prices and can be expected to increase from the previously reported industry levels of about 0.5 cents per kWh to closer to 1.0 cent per kWh.  Entergy's nuclear fuel contract portfolio has provided a degree of price hedging against the full extent of market prices through 2010, but market trends will eventually affect the costs of all nuclear plant operators.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have made arrangements to lease nuclear fuel and related equipment and services.  The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes.  These arrangements are subject to periodic renewal.  See Note 10 to the financial statements for a discussion of nuclear fuel leases.

Natural Gas Purchased for Resale

Entergy New Orleans has several suppliers of natural gas.  Its system is interconnected with three interstate and three intrastate pipelines.  Entergy New Orleans has a "no-notice" service gas purchase contract with Atmos Energy which guarantees Entergy New Orleans gas delivery at specific delivery points and at any volume within the minimum and maximum set forth in the contract amounts.  The Atmos Energy gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Gulf South Pipeline Co.  This service is subject to FERC-approved rates.  Entergy New Orleans also makes interruptible spot market purchases.  In recent years, natural gas deliveries to Entergy New Orleans have been subject primarily to weather-related curtailments.

As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy New Orleans' suppliers failed to perform their obligations to deliver gas under their supply agreements.  Gulf South Pipeline Co. could curtail transportation capacity only in the event of pipeline system constraints.

Entergy Gulf States Louisiana purchases natural gas for resale under a firm contract from Enbridge Marketing (U.S.) Inc.  In August 2008, Entergy Gulf States Louisiana entered into a new five-year contract with Enbridge Marketing (U.S.) Inc.  The gas is delivered through a combination of intrastate and interstate pipelines.

Federal Regulation of the Utility

State or local regulatory authorities, as described above, regulate the retail rates of the Utility operating companies.  FERC regulates wholesale rates (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy's sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the Utility operating companies.  The System Agreement provides, among other things, that parties having generating reserves greater than their allocated share of reserves (long companies) shall receive payments from those parties having generating reserves that are less than their allocated share of reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred equity, and a fair rate of return on common equity investment.  Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas and having an annual average heat rate above 10,000 Btu/kWh.  In addition, for all energy exchanged among the Utility operating companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

Citing its concerns that the benefits of its continued participation in the current form of the System Agreement have been seriously eroded, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC.  Entergy Arkansas indicated, however, that a properly structured replacement agreement could be a viable alternative.  In November 2007, pursuant to the provisions of the System Agreement, Entergy Mississippi provided its written notice to terminate its participation in the System Agreement effective ninety-six (96) months from the

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy date of the notice or such earlier date as authorized by the FERC.  In light of the notices of Entergy Arkansas and Entergy Mississippi to terminate participation in the current System Agreement, in January 2008 the LPSC unanimously voted to direct the LPSC Staff to begin evaluating the potential for a new agreement.  Likewise, the New Orleans City Council opened a docket to gather information on progress towards a successor agreement.

In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96 month notice period without payment of a fee or being required to otherwise compensate the remaining Utility operating companies as a result of withdrawal.  The FERC stated it expected Entergy and all interested parties to move forward and develop details of all needed successor arrangements and encouraged Entergy to file its Section 205 filing for post 2013 arrangements as soon as possible.  The LPSC and the City Council have requested rehearing of the FERC's decision.

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the proceedings at the FERC involving the System Agreement and other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis.

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below).  In December 1995, System Energy commenced a rate proceeding at the FERC.  In July 2001, the rate proceeding became final, with the FERC approving a prospective 10.94% return on equity.  The FERC's decision also affected other aspects of System Energy's charges to the Utility operating companies that it supplies with power.  In 1998, the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations.  Entergy Arkansas' and Entergy Mississippi's acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by FERC.

Unit Power Sales Agreement

The Unit Power Sales Agreement allocates capacity, energy, and the related costs from System Energy's current 90% ownership and leasehold interests in Grand Gulf to Entergy Arkansas (36%), Entergy Louisiana (14%), Entergy Mississippi (33%), and Entergy New Orleans (17%). Each of these companies is obligated to make payments to System Energy for its entitlement of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered, so long as Grand Gulf remains in commercial operation.  Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenue.  The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf and the receipt of such payments.  Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans generally recover payments made under the Unit Power Sales Agreement through rates charged to their customers.

In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf.  Under a settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf-related costs and recovers the remaining 78% of its share in rates.  In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas' cost from its retained share.  Entergy Arkansas has life-of-resources purchased power agreements with Entergy Louisiana and Entergy New Orleans that sell a portion of the output of Entergy Arkansas' retained share of Grand Gulf to those companies.  In a series of LPSC orders, court decisions, and

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf, subject to certain terms and conditions.  Entergy Louisiana retains and does not recover from retail ratepayers 18% of its 14% share of the costs of Grand Gulf capacity and energy and recovers the remaining 82% of its share in rates. Entergy Louisiana is allowed to recover through the fuel adjustment clause 4.6 cents per kWh for the energy related to its retained portion of these costs.  Alternatively, Entergy Louisiana may sell such energy to non-affiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

Availability Agreement

The Availability Agreement among System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans was entered into in 1974 in connection with the financing by System Energy of Grand Gulf. The Availability Agreement provides that System Energy make available to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans all capacity and energy available from System Energy's share of Grand Gulf.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans also agreed severally to pay System Energy monthly for the right to receive capacity and energy from Grand Gulf in amounts that (when added to any amounts received by System Energy under the Unit Power Sales Agreement) would at least equal System Energy's total operating expenses for Grand Gulf (including depreciation at a specified rate) and interest charges. The September 1989 write-off of System Energy's investment in Grand Gulf 2, amounting to approximately $900 million, is being amortized for Availability Agreement purposes over 27 years.

The allocation percentages under the Availability Agreement are fixed as follows: Entergy Arkansas - 17.1%; Entergy Louisiana - 26.9%; Entergy Mississippi - 31.3%; and Entergy New Orleans - 24.7%. The allocation percentages under the Availability Agreement would remain in effect and would govern payments made under such agreement in the event of a shortfall of funds available to System Energy from other sources, including payments under the Unit Power Sales Agreement.

System Energy has assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Availability Agreement as security for its first mortgage bonds and reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 to the financial statements under "Sale and Leaseback Transactions - Grand Gulf Lease Obligations."  In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (for example, if FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

Each of the assignment agreements relating to the Availability Agreement provides that Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans will make payments directly to System Energy. However, if there is an event of default, those payments must be made directly to the holders of indebtedness that are the beneficiaries of such assignment agreements. The payments must be made pro rata according to the amount of the respective obligations secured.

The obligations of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to make payments under the Availability Agreement are subject to the receipt and continued effectiveness of all necessary regulatory approvals.  Sales of capacity and energy under the Availability Agreement would require that the Availability Agreement be submitted to FERC for approval with respect to the terms of such sale. No such filing with FERC has been made because sales of capacity and energy from Grand Gulf are being made pursuant to the Unit Power Sales Agreement.  If, for any reason, sales of capacity and energy are made in the future pursuant to the Availability Agreement, the jurisdictional portions of the Availability Agreement would be submitted to FERC for approval.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement to System Energy have exceeded the amounts payable under the Availability Agreement. Therefore, no payments under the Availability Agreement have ever been required.  If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments because their Availability Agreement obligations exceed their Unit Power Sales Agreement obligations.

The Availability Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, without further consent of any assignees or other creditors.

Capital Funds Agreement

System Energy and Entergy Corporation have entered into the Capital Funds Agreement, whereby Entergy Corporation has agreed to supply System Energy with sufficient capital to (i) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt) and (ii) permit the continued commercial operation of Grand Gulf and pay in full all indebtedness for borrowed money of System Energy when due.

Entergy Corporation has entered into various supplements to the Capital Funds Agreement. System Energy has assigned its rights under such supplements as security for its first mortgage bonds and for reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 to the financial statements under "Sale and Leaseback Transactions - Grand Gulf Lease Obligations."  Each such supplement provides that permitted indebtedness for borrowed money incurred by System Energy in connection with the financing of Grand Gulf may be secured by System Energy's rights under the Capital Funds Agreement on a pro rata basis (except for the Specific Payments, as defined below). In addition, in the supplements to the Capital Funds Agreement relating to the specific indebtedness being secured, Entergy Corporation has agreed to make cash capital contributions directly to System Energy sufficient to enable System Energy to make payments when due on such indebtedness (Specific Payments). However, if there is an event of default, Entergy Corporation must make those payments directly to the holders of indebtedness benefiting from the supplemental agreements. The payments (other than the Specific Payments) must be made pro rata according to the amount of the respective obligations benefiting from the supplemental agreements.

The Capital Funds Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, upon obtaining the consent, if required, of those holders of System Energy's indebtedness then outstanding who have received the assignments of the Capital Funds Agreement.

Service Companies

Entergy Services, a corporation wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the Utility operating companies. Entergy Operations is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy, respectively.  Entergy Services and Entergy Operations provide their services to the Utility operating companies and System Energy on an "at cost" basis, pursuant to cost allocation methodologies for these service agreements that were approved by the FERC.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.  Management believes that the jurisdictional separation will better align Entergy Gulf States, Inc.'s Louisiana and Texas operations to serve customers in those states and to operate consistent with state-specific regulatory requirements as the utility regulatory environments in those jurisdictions evolve.  The jurisdictional separation provides for regulation of each separated company by a single retail regulator, which should reduce regulatory complexity.

Entergy Texas now owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.'s 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas.  Entergy Gulf States Louisiana now owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007.  Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was $1.079 billion, or approximately 46%, of which $168 million remains outstanding at December 31, 2009.  The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation.  Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt.  To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage.  Entergy Texas has until December 31, 2010 to repay the assumed debt.  In addition, Entergy Texas, as the owner of Entergy Gulf States Reconstruction Funding I, LLC ("EGSRF I"), reports the $329.5 million of senior secured transition bonds ("securitization bonds") issued by EGSRF I as long-term debt on its consolidated balance sheet.  The securitization bonds are non-recourse to Entergy Texas.

Entergy Texas will purchase from Entergy Gulf States Louisiana pursuant to a life-of-unit purchased power agreement (PPA) a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation.  Entergy Texas was allocated a share of River Bend's nuclear and environmental liabilities that is identical to the share of the plant's output purchased by Entergy Texas under the PPA.  Entergy Gulf States Louisiana will purchase a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas will purchase a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Gulf States Louisiana.  The PPAs associated with the gas-fired generating plants will terminate when retail open access commences in Entergy Texas' jurisdiction or when the unit(s) is no longer dispatched by the Entergy System.  If Entergy Texas implements retail open access, it will terminate its participation in the System Agreement, except for the portion of the System Agreement related to transmission equalization.  The dispatch and operation of the generating plants will not change as a result of the jurisdictional separation.

The jurisdictional separation occurred through completion of the following steps:

•
Through a Texas statutory merger-by-division, Entergy Gulf States, Inc. was renamed as Entergy Gulf States Louisiana, Inc., a Texas corporation, and the new Texas business corporation Entergy Texas, Inc. was formed.

•
Entergy Gulf States, Inc. allocated the assets described above to Entergy Texas, and all of the capital stock of Entergy Texas was issued directly to Entergy Gulf States, Inc.'s parent company, Entergy Corporation.

•	Entergy Corporation formed EGS Holdings, Inc., a Texas corporation, and contributed all of the common stock of Entergy Gulf States Louisiana, Inc. to EGS Holdings, Inc.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•
EGS Holdings, Inc. formed the Louisiana limited liability company Entergy Gulf States Louisiana, L.L.C. and then owned all of the issued and outstanding membership interests of Entergy Gulf States Louisiana, L.L.C.

•	Entergy Gulf States Louisiana, Inc. then merged into Entergy Gulf States Louisiana, L.L.C., with Entergy Gulf States Louisiana, L.L.C. being the surviving entity.
•	Entergy Corporation now owns EGS Holdings, Inc. and Entergy Texas in their entirety, and EGS Holdings, Inc. now owns Entergy Gulf States Louisiana's common membership interests in their entirety.

Entergy Louisiana Corporate Restructuring

Effective December 31, 2005, Entergy Louisiana, LLC, a limited liability company organized under the laws of the State of Texas, as part of a restructuring involving a Texas statutory merger-by-division succeeded to all of the regulated utility operations of Entergy Louisiana, Inc.  Entergy Louisiana, LLC was allocated substantially all of the property and other assets of Entergy Louisiana, Inc., including all assets used to provide retail and wholesale electric service to Entergy Louisiana, Inc.'s customers.  Entergy Louisiana, LLC also assumed substantially all of the liabilities of Entergy Louisiana, Inc., including all of its debt securities and leases but excluding the outstanding preferred stock of Entergy Louisiana, Inc.

As the operator of Entergy Louisiana, Inc.'s retail utility operations, Entergy Louisiana, LLC is subject to the jurisdiction of the LPSC over electric service, rates and charges to the same extent that the LPSC possessed jurisdiction over Entergy Louisiana, Inc.'s retail utility operations.  The restructuring implemented a recommendation from the LPSC staff, intended to reduce corporate franchise taxes, and is expected to result in a decrease in that component of Entergy Louisiana, LLC's rates to its Louisiana retail customers.

On December 31, 2005, and immediately prior to the formation of Entergy Louisiana, LLC, Entergy Louisiana, Inc. changed its state of incorporation from Louisiana to Texas and its name to Entergy Louisiana Holdings, Inc.  Upon the effectiveness of the statutory merger-by-division on December 31, 2005, Entergy Louisiana, LLC was organized and Entergy Louisiana Holdings held all of Entergy Louisiana, LLC's common membership interests.  All of the common membership interests of Entergy Louisiana, LLC continue to be held by Entergy Louisiana Holdings and all of the common stock of Entergy Louisiana Holdings continues to be held by Entergy Corporation.  As part of the merger-by-division, Entergy Louisiana Holdings succeeded to Entergy Louisiana, Inc.'s rights and obligations with respect to Entergy Louisiana, Inc.'s outstanding preferred stock, which had an aggregate par value of approximately $100 million.  In June 2006, Entergy Louisiana Holdings redeemed all of its preferred stock and amended its charter to eliminate authority to issue any future series of preferred stock.

Although Entergy Louisiana, LLC has been consolidated for financial reporting purposes since its inception, it did not join in the filing of Entergy's consolidated federal income tax return through the tax year 2007.  Entergy Louisiana, LLC filed separate federal income tax returns, paid federal income taxes on a stand-alone basis, and was not a party to the Entergy System's intercompany tax allocation agreement through 2007.  As such, Entergy Louisiana, LLC may have made elections for tax purposes that may differ from those made by the Entergy consolidated tax group, which may result in Entergy Louisiana, LLC having more exposure to tax liability than it would have had, had it been included in the Entergy consolidated tax return.  Beginning in 2008, Entergy Louisiana, LLC joined the consolidated federal income tax return and participated in the Entergy System's intercompany tax allocation agreement.  Entergy Louisiana Holdings will continue as a party to the Entergy System's intercompany tax allocation agreement.

After the merger-by-division, Entergy Louisiana, LLC issued $100 million of its preferred membership interests, which grant the holders thereof the power to vote together, as a single class, with Entergy Corporation as the holder of the common membership interests.  The preferred membership interests have approximately 23% of the total voting power.  Because Entergy Corporation, indirectly through Entergy Louisiana Holdings, owns all of the common membership interests in Entergy Louisiana, LLC, Entergy Corporation will be able to elect the entire board of directors of Entergy Louisiana, LLC, except in certain circumstances if distributions on Entergy Louisiana, LLC's preferred membership interests are in arrears.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Earnings Ratios of Registrant Subsidiaries

The Registrant Subsidiaries' ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends or distributions pursuant to Item 503 of SEC Regulation S-K are as follows:

	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2009	2008	2007	2006	2005

Entergy Arkansas	2.39	2.33	3.19	3.37	3.75
Entergy Gulf States Louisiana	2.99	2.44	2.84	3.01	3.34
Entergy Louisiana	3.52	3.14	3.44	3.23	3.50
Entergy Mississippi	3.25	2.92	3.22	2.54	3.16
Entergy New Orleans	3.66	3.71	2.74	1.52	1.22
Entergy Texas	1.92	2.04	2.07	2.12	2.06
System Energy	3.73	3.29	3.95	4.05	3.85

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends or Distributions Years Ended December 31,
	2009	2008	2007	2006	2005

Entergy Arkansas	2.09	1.95	2.88	3.06	3.34
Entergy Gulf States Louisiana	2.95	2.42	2.73	2.90	3.18
Entergy Louisiana	3.27	2.87	3.08	2.90	3.50
Entergy Mississippi	3.01	2.67	2.97	2.34	2.83
Entergy New Orleans	3.38	3.45	2.54	1.35	1.12

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Non-Utility Nuclear

Entergy's Non-Utility Nuclear business owns and operates six nuclear power plants, five of which are located in the Northeast United States, with the sixth located in Michigan, and is primarily focused on selling electric power produced by those plants to wholesale customers.  Non-Utility Nuclear's revenues are primarily derived from sales of energy and sales of generation capacity.  This business also provides operations and management services to nuclear power plants owned by other utilities in the United States.  Operations and management services, including decommissioning services, are provided through Entergy's wholly-owned subsidiary, Entergy Nuclear, Inc.

Property

Generating Stations

Entergy's Non-Utility Nuclear business owns the following nuclear power plants:

Power Plant	Market	In Service Year	Acquired	Location	Reactor Type	License Expiration Date	Net Book Value (in millions)

Pilgrim	IS0-NE	1972	July 1999	Plymouth, MA	Boiling Water	2012	$253
FitzPatrick	NYISO	1975	Nov. 2000	Oswego, NY	Boiling Water	2034	$417
Indian Point 3	NYISO	1976	Nov. 2000	Buchanan, NY	Pressurized Water	2015	$626
Indian Point 2	NYISO	1974	Sept. 2001	Buchanan, NY	Pressurized Water	2013	$952
Vermont Yankee	IS0-NE	1972	July 2002	Vernon, VT	Boiling Water	2012	$333
Palisades	MISO	1971	Apr. 2007	South Haven, MI	Pressurized Water	2031	$737

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Non-Utility Nuclear also owns two non-operating facilities, Big Rock Point in Michigan and Indian Point 1 in New
York, that were acquired when Non-Utility Nuclear purchased the Palisades and Indian Point 2 nuclear plants, respectively.  These facilities are in various stages of the decommissioning process.

The operating licenses for Vermont Yankee, Pilgrim, Indian Point 2 and Indian Point 3 expire in 2012 to 2015.  License renewal applications are pending at the NRC for these four plants, and are the subject of public and local political debate as well as state permitting requirements.  Various parties have expressed opposition to the pending license renewal applications.  There is an ongoing proceeding before the Atomic Safety and Licensing Board (ASLB) of the NRC and contentions have been admitted for litigation regarding the Indian Point License renewals.  The ASLB has completed its proceedings regarding Vermont Yankee, but the New England Coalition filed a petition for NRC review of the ASLB's decision on July 23, 2009.  Also, the ASLB has completed its proceedings regarding Pilgrim, but Pilgrim Watch filed a petition for NRC review of the ASLB's decision on November 12, 2008.  Both the Vermont Yankee and Pilgrim license renewals are awaiting an NRC decision on the petitions for review.  On September 8, 2008, the NRC granted Entergy's request for a renewed operating license for the FitzPatrick nuclear plant, which extends the operating license term for that plant by twenty years, to October 17, 2034.

In addition, for Vermont Yankee the state certificates of public good to operate the plant and store spent nuclear fuel also expire in 2012.  Non-Utility Nuclear filed an application with the Vermont Public Service Board on March 3, 2008 for approval of continued operations and storage of spent nuclear fuel generated after March 21, 2012.  Under Vermont law the Vermont General Assembly approval of Non-Utility Nuclear's request is required for the request to be granted.  During its 2009 session, which concluded in May, several committees of the Vermont General Assembly held hearings on Vermont Yankee, but no bill or resolution was introduced for approval of continued operation and storage of spent nuclear fuel generated after March 21, 2012.  Entergy had anticipated that the Vermont General Assembly might consider authorizing continued operation of Vermont Yankee and spent fuel storage during its 2010 session, which began in January.  Governor Jim Douglas, however, issued a statement on January 27, 2010 indicating he would not ask the Vermont General Assembly to consider Vermont Yankee license renewal during its 2010 session pending an ongoing investigation relating to elevated levels of tritium found in Vermont Yankee groundwater monitoring wells.  The Governor's statement also expressed concerns about potential decommissioning costs and about inconsistent information related to underground piping at Vermont Yankee carrying radionuclides that was provided by Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. in a proceeding before the Vermont Public Service Board related to extending operation of Vermont Yankee beyond its current operating license.  Notwithstanding the Governor’s position, on February 24, 2010, a bill to approve the continued operation of Vermont Yankee was advanced to a vote by the Vermont Senate leadership and defeated by a margin of 26 to 4.  This vote does not preclude the Vermont Senate from voting again on a similar bill in the future.  Vermont is the only state of which Entergy is aware the state legislature has asserted that it has the authority to approve the continued operation of a Non-Utility Nuclear plant for a renewed license term.

In April 2007, Non-Utility Nuclear submitted an application to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years.  The NRC Staff currently is performing its technical and environmental reviews of the application.  It issued a draft supplemental environmental impact statement in December 2008, a safety evaluation with open items in January 2009, and a final safety evaluation report in August 2009.  The New York Department of Environmental Conservation has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  Indian Point also must obtain a Coastal Zone Management Act consistency determination from the New York Department of State prior to getting its renewed license.  For a discussion concerning the status of Non-Utility Nuclear’s efforts to obtain these certifications and determinations, see "Environmental Regulation, Clean Water Act" below.

The NRC is required by statute to provide an opportunity to members of the public to request a hearing on the Indian Point 2 and 3 license renewal application.  In early December 2007, the NRC received thirteen petitions to intervene in the license renewal proceeding for Indian Point 2 and 3.  The petitions were filed by various state and local government entities, including the States of New York and Connecticut, as well as several public interest groups.  The ASLB summarily rejected four of the thirteen petitions to

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy intervene in December 2007.  The nine remaining petitions contained over 160 proposed contentions, which are issues of law or fact pertaining to the license renewal application that the petitioners seek to have adjudicated by the NRC.

In January 2008, in accordance with the NRC's hearing rules, Non-Utility Nuclear filed nine detailed answers to the petitions, opposing all of the petitioners' proposed contentions.  The NRC Staff, which functions as an independent party in any hearing, also filed detailed responses to the petitions.  The NRC Staff opposed admission of all but a few of the petitioners' proposed contentions.  On July 31, 2008, the ASLB granted, in part, the petitions to intervene of the State of New York, Riverkeeper, Inc., and Hudson River Sloop Clearwater, Inc., admitting a total of 17 technical and environmental contentions for adjudication.  Due to similarities among certain contentions, the Board consolidated the 17 admitted contentions into 13 discrete issues.  The ASLB subsequently permitted the Town of Cortlandt, Village of Buchanan, City of New York, State of Connecticut, and Westchester County to participate in the proceeding as "interested" governmental entities, as allowed by the NRC regulations.  The ASLB issued its initial case management and scheduling order during the first quarter 2009, although the parties began the discovery process pursuant to an ASLB order issued in December 2008 and an agreement reached by the parties in January 2009 regarding disclosure issues.  Any evidentiary hearings on the admitted contentions are expected to occur in 2010.

The hearing process is an integral component of the NRC's regulatory framework, and evidentiary hearings on license renewal applications are not uncommon.  Non-Utility Nuclear intends to participate fully in the hearing process as permitted by the NRC's hearing rules.  As noted in Non-Utility Nuclear's responses to the various petitions to intervene, Non-Utility Nuclear believes that many of the issues raised by the petitioners are unsupported and without merit.  Furthermore, Non-Utility Nuclear believes that it will carry its burden of proof with respect to any issues that were admitted for evidentiary hearings.  Non-Utility Nuclear will continue to work with the NRC Staff as it completes its technical and environmental reviews of the license renewal application, and based on current scheduling expects to obtain 20-year license renewals for Indian Point 2 and Indian Point 3 in 2011.

Interconnections

The Pilgrim and Vermont Yankee plants fall under the authority of the Independent System Operator (ISO) New England and the FitzPatrick and Indian Point plants fall under the authority of the New York Independent System Operator (NYISO).  The Palisades plant falls under the authority of the Midwest Independent System Operator (MidwestISO).  The primary purpose of ISO New England, NYISO and MidwestISO is to direct the operations of the major generation and transmission facilities in their respective regions and in doing so also takes responsibility for ensuring grid reliability, administering and monitoring wholesale electricity markets and planning for their respective region’s energy needs.

Energy and Capacity Sales

As a wholesale generator, Entergy's Non-Utility Nuclear business's core business is selling energy, measured in MWh, to its customers.  Non-Utility Nuclear enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Non-Utility Nuclear sells unforced capacity to load-serving entities, which allows those companies to meet specified reserve and related requirements placed on them by the ISOs in their respective areas. Non-Utility Nuclear's forward fixed price power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Non-Utility Nuclear to deliver MWh of energy to its counterparties, make capacity available to them, or both.  See "Commodity Price Risk - Power Generation" in Entergy Corporation and Subsidiaries Management's Discussion and Analysis for additional information regarding these contracts.

In addition to the contracts discussed in "Commodity Price Risk - Power Generation," Non-Utility Nuclear's purchase of the Vermont Yankee plant included a value sharing agreement providing for payments to the seller in the event that the plant's operating license term is renewed beyond its original expiration in 2012.  Under the value sharing agreement, to the extent that the average annual price of the energy sales from the plant exceeds the specified strike price, initially $61/MWh and then adjusted annually based on three indices, the Non-Utility Nuclear business will pay 50% of the amount exceeding the strike prices to the seller.  These payments, if required, will be recorded as adjustments to the purchase price of the plants.  The value sharing would begin in 2012 and extend into 2022.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

As part of the purchase of the Palisades plant, Entergy's Non-Utility Nuclear business executed a 15-year PPA with the seller, Consumers Energy, for 100% of the plant's output, excluding any future uprates.  Under the purchased power agreement, Consumers Energy will receive the value of any new environmental credits for the first ten years of the agreement.  Entergy and Consumers Energy will share on a 50/50 basis the value of any new environmental credits for years 11 through 15 of the agreement.  The environmental credits are defined as benefits from a change in law that causes capability of the plant as of the purchase date to become a tradable attribute (e.g., emission credit, renewable energy credit, environmental credit, "green" credit, etc.) or otherwise to have a market value.

Customers

Non-Utility Nuclear's customers for the sale of both energy and capacity include retail power providers, utilities, electric power co-operatives, power trading organizations and other power generation companies.  These customers include Consolidated Edison, NYPA, and Consumers Energy, companies from which Non-Utility Nuclear purchased plants, and ISO New England and NYISO.  As of December 31, 2009, for the planned energy output under contract for Non-Utility Nuclear through 2014, 99.7% of the planned energy output is under contract with counterparties with public investment grade credit ratings and 0.3% is with load-serving entities without public credit ratings.

Competition

The ISO New England and NYISO markets are highly competitive.  Non-Utility Nuclear has approximately 85 competitors in New England and 70 competitors in New York, including generation companies affiliated with regulated utilities, other independent power producers, municipal and co-operative generators, owners of co-generation plants and wholesale power marketers.  Non-Utility Nuclear is an independent power producer, which means it generates power for sale to third parties at market prices to the extent that the power is not sold under a fixed price contract.  Municipal and co-operative generators also generate power but use most of it to deliver power to their municipal or co-operative power customers. Owners of co-generation plants produce power primarily for their own consumption. Wholesale power marketers do not own generation; rather they buy power from generators or other market participants and resell it to retail providers or other market participants.  Competition in the New England and New York power markets is affected by, among other factors, the amount of generation and transmission capacity in these markets.  Based on the latest available information, Non-Utility Nuclear's plants provided approximately 7% of the aggregate net generation capacity serving the New England power market and 16% of the aggregate net generation capacity serving the New York power market.  The MidwestISO market includes approximately 280 participants.  The MidwestISO does not have a formal, centralized forward capacity market, but load serving entities do transact capacity through bilateral contracts.  Palisades' current output is fully contracted to Consumers Energy through 2022 and, therefore, Non-Utility Nuclear does not expect to be materially affected by competition in the MidwestISO market in the near term.

Seasonality

Non-Utility Nuclear's revenues and operating income are subject to mild fluctuations during the year due to seasonal factors and weather conditions.  When outdoor and cooling water temperatures are lower, generally during colder months, Non-Utility Nuclear's nuclear power plants operate more efficiently, and consequently, it generates more electricity and records higher revenues and operating income.  Although some of its annual contracts provide for monthly pricing, Non-Utility Nuclear derives the majority of its revenues from fixed price forward power sales that are generally sold at a single price for a calendar year, which can offset the effects of seasonality and weather conditions on monthly power prices.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Fuel Supply

Nuclear Fuel

See "Fuel Supply, Nuclear Fuel" in the Utility portion of Part I, Item 1 for a discussion of the nuclear fuel cycle and markets.  Entergy Nuclear Fuels Company, a wholly-owned subsidiary, is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for Non-Utility Nuclear's nuclear power plants, while Entergy Nuclear Operations, Inc. acts as the agent for the purchase of nuclear fuel assembly fabrication services.  All contracts for the disposal of spent nuclear fuel are between the DOE and each of the nuclear power plants.

Other Business Activities

Entergy Nuclear Power Marketing, LLC (ENPM) was formed in 2005 to centralize the power marketing function for Non-Utility Nuclear.  Upon its formation, ENPM entered into long-term power purchase agreements with the Non-Utility Nuclear subsidiaries that own that business's power plants (generating subsidiaries).  As part of a series of agreements, ENPM agreed to assume and/or otherwise service the existing power purchase agreements that were in effect between the generating subsidiaries and their customers.  ENPM functions include origination of new energy and capacity transactions, generation scheduling, contract management (including billing and settlements), and market and credit risk mitigation.

Entergy Nuclear, Inc. pursues service agreements with other nuclear power plant owners who seek the advantages of Entergy's scale and expertise but do not necessarily want to sell their assets. Services provided by either Entergy Nuclear, Inc. or other Non-Utility Nuclear subsidiaries include engineering, operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and other managerial or technical services required to operate, maintain, and decommission nuclear electric power facilities.  Entergy Nuclear, Inc. provided decommissioning services for the Maine Yankee nuclear power plant and continues to pursue opportunities for Non-Utility Nuclear with other nuclear plant owners through operating agreements or innovative arrangements such as structured leases.

In September 2003, Entergy's Non-Utility Nuclear business agreed to provide plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska.  The contract is for 10 years, the remaining term of the plant's current operating license.  Entergy will receive $14 million in each of the remaining years of the contract.  Entergy can also receive up to $6 million more per year if safety and regulatory goals are met.  In addition, Entergy will be reimbursed for all employee-related expenses.  In 2006, Entergy Nuclear, Inc. signed an agreement to provide license renewal services for the Cooper Nuclear Station. Entergy Nuclear, Inc. has now signed an agreement with Nebraska Public Power District to extend management support services to Cooper Nuclear Station until January 2029.  The plant’s original operating license, currently due to expire in 2014, is currently under review by the NRC for a 20-year license renewal.

Entergy Nuclear, Inc. offers operating license renewal and life extension services to nuclear power plants owners.  Entergy Nuclear Inc., through its subsidiary, TLG Services, offers decommissioning, engineering, and related services to nuclear power plant owners.  In April 2009, Non-Utility Nuclear announced that it will team with energy firm ENERCON to offer nuclear development services ranging from plant relicensing to full-service, new plant deployment.  ENERCON has experience in engineering, environmental, technical and management services.

Non-Nuclear Wholesale Assets Business

The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants.  Such opportunities are evaluated consistent with Entergy's market-based point-of-view.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Property

Generating Stations

The capacity of the generating stations owned in Entergy's non-nuclear wholesale assets business as of December 31, 2009 is indicated below:

Plant	Location	Ownership	Net Owned Capacity(1)	Type

Ritchie Unit 2, 544 MW	Helena, AR	100%	544 MW	Gas/Oil
Independence Unit 2, 842 MW (2)	Newark, AR	14%	121 MW(3)	Coal
Top of Iowa, 80 MW (4)	Worth County, IA	50%	40 MW	Wind
White Deer, 80 MW (4)	Amarillo, TX	50%	40 MW	Wind
RS Cogen, 425 MW (4)	Lake Charles, LA	50%	213 MW	Gas/Steam
Harrison County, 550 MW	Marshall, TX	61%	335 MW(3)	Combined Cycle Gas Turbine

(1)	"Net Owned Capacity" refers to the nameplate rating on the generating unit.
(2)
Entergy Louisiana and Entergy New Orleans currently purchase 101 MW of capacity and energy from Independence Unit 2.  The transaction included an option for Entergy Louisiana and Entergy New Orleans to acquire an ownership interest in the unit for a total price of $80 million, subject to various adjustments.  On March 5, 2008, Entergy Louisiana and Entergy New Orleans provided notice of their intent to exercise the option.  The parties are negotiating the terms and conditions of the ownership acquisition.

(3)
The owned MW capacity is the portion of the plant capacity owned by Entergy's non-nuclear wholesale assets business.  For a complete listing of Entergy's jointly-owned generating stations, refer to "Jointly-Owned Generating Stations" in Note 1 to the financial statements.

(4)	Indirectly owned through interests in unconsolidated joint ventures.

In addition to these generating stations, Entergy's non-nuclear wholesale assets business has a contract to take 60 MW of the power from a portion of the Nelson 6 coal plant owned by a third party.

Entergy-Koch

Entergy-Koch is a joint venture owned 50% each by Entergy and Koch Industries, Inc, through subsidiaries.  Entergy-Koch began operations on February 1, 2001.  Entergy contributed most of the assets and trading contracts of its power marketing and trading business and $414 million cash to the venture and Koch contributed its approximately 8,000-mile Koch Gateway Pipeline (renamed Gulf South Pipeline), gas storage facilities, and Koch Energy Trading, which marketed and traded electricity, gas, weather derivatives, and other energy-related commodities and services.  As specified in the partnership agreement, Entergy contributed an additional $72.7 million to the partnership in January 2004.

In the fourth quarter of 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties.  The sales came after a review of strategic alternatives for enhancing the value of Entergy-Koch, LP.  Entergy received $862 million of cash distributions in 2004 from Entergy-Koch after the business sales.  Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch's trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy received additional cash distributions of approximately $163 million during the fourth quarter of 2006 and recorded a gain of approximately $55 million (net-of-tax).  In December 2009, Entergy reorganized its investment in Entergy-Koch, received a $25.6 million cash distribution, and received a distribution of certain software owned by the joint venture.  Entergy-Koch is no longer an operating entity.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Regulation of Entergy's Business

Energy Policy Act of 2005

The Energy Policy Act of 2005 became law in August 2005.  The legislation contains electricity provisions that, among other things:

•
Repealed PUHCA 1935, through enactment of PUHCA 2005, effective February 8, 2006; PUHCA 2005 and/or related amendments to Section 203(a) of the Federal Power Act (a) remove various limitations on Entergy Corporation as a registered holding company under PUHCA 1935; (b) require the maintenance and retention of books and records by certain holding company system companies for inspection by the FERC and state commissions, as appropriate; and (c) effectively leave to the jurisdiction of the FERC (or state or local regulatory bodies, as appropriate) (i) the issuance by an electric utility of securities; (ii) (A) the disposition of jurisdictional FERC electric facilities by an electric utility; (B) the acquisition by an electric utility of securities of an electric utility; (C) the acquisition by an electric utility of electric generating facilities (in each of the cases in (A), (B) and (C) only in transactions in excess of $10 million); (iv) electric public utility mergers; and (v) the acquisition by an electric public utility holding company of securities of an electric public utility company or its holding company in excess of $10 million or the merger of electric public utility holding company systems.  PUHCA 2005 and the related FERC rule-making also provide a savings provision which permits continued reliance on certain PUHCA 1935 rules and orders after the repeal of PUHCA 1935.

•
Codifies the concept of participant funding or cost causation, a form of cost allocation for transmission interconnections and upgrades, and allows the FERC to apply participant funding in all regions of the country.  Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs imposed by generators (the participants) who seek to deliver power to other regions.

•
Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.

•
Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and non-regulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.

•	Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
•
Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar to the guidelines mandated by the Energy Policy Act of 2005.

•	Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.
•	Significantly increased the FERC's authorization to impose criminal and civil penalties for violations of the provisions of the Federal Power Act.

Federal Power Act

The Federal Power Act regulates:

•	the transmission and wholesale sale of electric energy in interstate commerce;
•	sales or acquisition of certain assets;
•	securities issuances;
•	the licensing of certain hydroelectric projects;
•	certain other activities, including accounting policies and practices of electric and gas utilities; and
•	changes in control of FERC jurisdictional entities or rate schedules.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The Federal Power Act gives FERC jurisdiction over the rates charged by System Energy for Grand Gulf capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans and over some of the rates charged by Entergy Arkansas and Entergy Gulf States Louisiana.  FERC also regulates the rates charged for intrasystem sales pursuant to the System Agreement and the provision of transmission service to wholesale market participants.

Entergy Arkansas holds a FERC license that expires in 2053 for two hydroelectric projects totaling 70 MW of capacity.

State Regulation

Entergy Arkansas is subject to regulation by the APSC, which includes the authority to:

•	oversee utility service;
•	set retail rates;
•	determine reasonable and adequate service;
•	require proper accounting;
•	control leasing;
•	control the acquisition or sale of any public utility plant or property constituting an operating unit or system;
•	set rates of depreciation;
•	issue certificates of convenience and necessity and certificates of environmental compatibility and public need; and
•	regulate the issuance and sale of certain securities.

To the extent authorized by governing legislation, Entergy Texas is subject to the original jurisdiction of the municipal authorities of a number of incorporated cities in Texas with appellate jurisdiction over such matters residing in the PUCT.  Entergy Texas is also subject to regulation by the PUCT as to:

•	retail rates and service in unincorporated areas of its service territory;
•	customer service standards;
•	certification of new transmission lines; and
•	extensions of service into new areas.

Entergy Gulf States Louisiana's electric and gas business and Entergy Louisiana are subject to regulation by the LPSC as to:

•	utility service;
•	retail rates and charges;
•	certification of generating facilities;
•	power or capacity purchase contracts; and
•	depreciation, accounting, and other matters.

Entergy Louisiana is also subject to the jurisdiction of the City Council with respect to such matters within Algiers in Orleans Parish, although the precise scope of that jurisdiction differs from that of the LPSC.

Entergy Mississippi is subject to regulation by the MPSC as to the following:

•	utility service;
•	service areas;
•	facilities; and
•	retail rates.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Mississippi is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station, which is located in Arkansas.

Entergy New Orleans is subject to regulation by the City Council as to the following:

•	utility service;
•	retail rates and charges;
•	standards of service;
•	depreciation, accounting, and issuance and sale of certain securities; and
•	other matters.

Regulation of the Nuclear Power Industry

Atomic Energy Act of 1954 and Energy Reorganization Act of 1974

Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements.  The NRC has broad authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend, Waterford 3, and Grand Gulf, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC.  Entergy's Non-Utility Nuclear business is subject to the NRC's jurisdiction as the owner and operator of Pilgrim, Indian Point Energy Center, FitzPatrick, Vermont Yankee, and Palisades.  Substantial capital expenditures at Entergy's nuclear plants because of revised safety requirements of the NRC could be required in the future.

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy's nuclear owner/licensee subsidiaries provide for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2009 of $180.7 million for the one-time fee.  Entergy's Non-Utility Nuclear business has accepted assignment of the Pilgrim, FitzPatrick, Indian Point 3, Indian Point 1 and 2, Vermont Yankee, and Palisades/Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners.  The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants.  The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy's total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1 billion.

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada.  The DOE is required by law to proceed with the licensing (the DOE filed the license application in June 2008) and, after the license is granted by the NRC, proceed with the repository construction and commencement of receipt of spent fuel.  Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts.  The DOE continues to delay meeting its obligation.  Moreover, the Obama administration has expressed its intention to discontinue the Yucca Mountain project and plans to study a new spent fuel strategy.  Therefore, uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear sites.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

As a result of the DOE's failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy's nuclear owner/licensee subsidiaries have incurred and will continue to incur damages.  In November 2003 these subsidiaries, except for the owner of Palisades, began litigation to recover the damages caused by the DOE's delay in performance.  In two separate decisions in October 2007, the U.S. Court of Federal Claims awarded $10.0 million jointly to System Fuels, System Energy, and SMEPA, and awarded $48.7 million jointly to System Fuels and Entergy Arkansas, in damages related to the DOE's breach of its obligations.  Both decisions are subject to appeal by the DOE, and the DOE has filed an appeal of the Entergy Arkansas decision with the U.S. Court of Appeals for the Federal Circuit.  The System Energy case awaits a final decision in the trial court, but a DOE appeal is likely upon issuance of the final decision.  Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Storage capability additions using dry casks began operations at Palisades in 1993, at ANO in 1996, at FitzPatrick in 2002, at River Bend in 2005, at Grand Gulf in 2006, and at Indian Point and Vermont Yankee in 2008.  These facilities will be expanded as needed.  Current on-site spent fuel storage capacity at Waterford 3 and Pilgrim is estimated to be sufficient until approximately 2012 and 2014, respectively; by which time dry cask storage facilities are planned to be placed into service at these units.

Nuclear Plant Decommissioning

Entergy Arkansas, Entergy Gulf States Louisiana and Entergy Texas, Entergy Louisiana, and System Energy are entitled to recover from customers through electric rates the estimated decommissioning costs for ANO, the portion of River Bend subject to retail rate regulation, Waterford 3, and Grand Gulf, respectively.  These amounts are deposited in trust funds that can only be used for future decommissioning costs.  Entergy periodically reviews and updates the estimated decommissioning costs to reflect inflation and changes in regulatory requirements and technology, and then makes applications to the regulatory authorities to reflect, in rates, the changes in projected decommissioning costs.

In June 2001, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 1 through May 2034.  In July 2005, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 2 through July 2038.  Entergy Arkansas' projections showed that with the assumption of 20 years of extended operational life for both units, the decommissioning fund balances with earnings over the extended life would be sufficient to decommission both units.  Pursuant to APSC approval, which was granted based on assumption of renewed licenses for ANO 1 and 2, beginning in 2001 Entergy Arkansas stopped collecting funds to decommission ANO 1 and 2.  The APSC requires Entergy Arkansas to update every five years the estimated costs to decommission ANO.  In March 2009, Entergy Arkansas filed with the APSC its fourth five-year estimate of ANO decommissioning costs.  The updated estimate indicated the cost to decommission the two ANO units would be $1,265 million.

In December 2002, the LPSC approved a settlement between Entergy Gulf States, Inc. and the LPSC staff.  The settlement included, among other things, the requirement to cease collection of funds to decommission River Bend based on an assumed license renewal for River Bend.

As part of the Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades/Big Rock Point purchases, the former owners transferred decommissioning trust funds, along with the liability to decommission the plants, to Entergy.  As part of the Indian Point 1 and 2 purchase, Entergy also funded an additional $25 million to the decommissioning trust fund.  As part of the Palisades transaction, Non-Utility Nuclear assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.  Once the spent fuel is removed from the site, Non-Utility Nuclear will dismantle the spent fuel storage facility and complete site decommissioning.  Non-Utility Nuclear expects to fund this activity from operating revenue, and Non-Utility Nuclear is providing $5 million in credit support to provide financial assurance for this obligation to the NRC.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

On June 18, 2009, the NRC issued letters indicating that the NRC staff had concluded that there were shortfalls in the amount of decommissioning funding assurance provided for Indian Point 2, Vermont Yankee, Palisades, Waterford 3, and River Bend.  The NRC staff conducted a telephone conference with Entergy on this issue on June 29, 2009, and Entergy agreed to submit a plan by August 13, 2009, for addressing the identified shortfalls.  In its August 13, 2009 submittal, Entergy provided updated analyses to the NRC that indicated that there was no current shortfall in the amounts of the required decommissioning funding assurance for Palisades and Indian Point 2, based upon the balances as of July 31, 2009 and an analysis of the costs that would be incurred if Entergy elected to use a sixty-year period of safe storage for decommissioning, as permitted by the NRC's rules.  The NRC accepted the analyses regarding Palisades and Indian Point 2 by letters dated December 12, 2009 and December 28, 2009, and with respect to each plant, the NRC concluded that no further action was required.  For Vermont Yankee, Entergy concluded that, based upon the balances as of July 31, 2009 and an analysis of the costs that would be incurred if Entergy elected to use a sixty-year period of safe storage for decommissioning, there was a shortfall of approximately $58 million, which could be satisfied with additional financial assurance in a current dollar value of approximately $51 million.  Entergy also indicated that it planned to address this shortfall by December 31, 2009 by providing a financial assurance mechanism that is consistent with the regulatory requirements and acceptable to the NRC.  A subsequent submittal to the NRC indicated that increases in the decommissioning fund, as of September 30, 2009, have lowered the shortfall to approximately $40 million, or approximately $35 million on a current dollar basis.  This submittal proposed using a corporate guarantee as financial assurance, and a corporate guarantee in the amount of $40 million was executed by December 31, 2009 for this purpose.  For Waterford 3 and River Bend, Entergy made the appropriate filings by December 31, 2009 with its retail regulators that request increases in rates to address the shortfalls identified by the NRC.

For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retained the decommissioning trusts and the decommissioning liability.  NYPA and Entergy executed decommissioning agreements, which specify their decommissioning obligations.  NYPA has the right to require Entergy to assume the decommissioning liability provided that it assigns the corresponding decommissioning trust, up to a specified level, to Entergy.  If the decommissioning liability is retained by NYPA, Entergy will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts.

Additional information with respect to decommissioning costs is found in Note 9 to the financial statements.

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase insurance and participate in a secondary insurance pool that provides insurance coverage for the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025.  The Price-Anderson Act limits contingent liability for a single nuclear incident to approximately $117.5 million per reactor (with 104 nuclear industry reactors currently participating).  Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, System Energy, and Entergy's Non-Utility Nuclear business have protection with respect to this liability through a combination of private insurance and an industry assessment program, as well as insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units.  The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

Environmental Regulation

Entergy's facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy's businesses are in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance requirements and costs cannot be precisely estimated.  Except to the extent discussed below, at this time compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Entergy's businesses and is not expected to have a material adverse effect on their competitive position, results of operations, cash flows or financial position.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Clean Air Act and Subsequent Amendments

The Clean Air Act and its subsequent Amendments established several programs that currently or in the future may affect Entergy's fossil-fueled generation facilities.  Individual states also operate similar independent state programs or delegated federal programs that may include requirements more stringent than federal regulatory requirements.  These programs include:

•	New source review and preconstruction permits for new sources of criteria air pollutants and significant modifications to existing facilities;
•	Acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx);
•	Nonattainment area programs for control of criteria air pollutants;
•	Hazardous air pollutant emissions reduction program;
•	Interstate Air Transport;
•	Operating permits program for administration and enforcement of these and other Clean Air Act programs; and
•	Regional Haze and Best Available Retrofit Technology programs.

New Source Review (NSR)

Preconstruction permits are required for new facilities and for existing facilities that undergo a modification that results in a significant net emissions increase and is not classified as routine repair, maintenance, or replacement.  Units that undergo a non-routine modification must obtain a permit modification and may be required to install additional air pollution control technologies.  Entergy has an established process for identifying modifications requiring additional permitting approval and has followed the regulations and associated guidance provided by the states and the federal government with regard to the determination of routine repair, maintenance, and replacement.  In recent years, however, the EPA has begun an enforcement initiative, aimed primarily at coal plants, to identify modifications that it does not consider routine and that have failed to obtain a permit modification.  Entergy to date has not been included in any of these enforcement actions. Nevertheless, various courts and the EPA have been inconsistent in their judgments regarding what modifications are considered routine.

In April 2007 the U.S. Supreme Court ruled that the applicability of Clean Air Act NSR requirements is not limited only to modifications that create an increase in hourly emission rates, but also can apply to modifications that create an increase in annual emission rates (Environmental Defense v. Duke Energy).  This Supreme Court decision has resulted in a renewed effort by the EPA to bring enforcement actions against electric generating units for major non-permitted facility modifications.

Acid Rain Program

The Clean Air Act provides SO2 allowances to most of the affected Entergy generating units for emissions based upon past emission levels and operating characteristics.  Each allowance is an entitlement to emit one ton of SO2 per year.  Plant owners are required to possess allowances for SO2 emissions from affected generating units.  Virtually all Entergy fossil-fueled generating units are subject to SO2 allowance requirements.  Entergy could be required to purchase additional allowances when it generates power using fuel oil.  Fuel oil usage is determined by economic dispatch and influenced by the price of natural gas, incremental emission allowance costs, and the availability and cost of purchased power.

Ozone Nonattainment

Entergy Gulf States Louisiana and Entergy Texas each operate fossil-fueled generating units in geographic areas that are not in attainment of the currently-enforced national ambient air quality standards for ozone.  The Louisiana nonattainment area that affects Entergy Gulf States Louisiana is the Baton Rouge area.  Texas nonattainment areas that affect Entergy Texas are the Houston-Galveston-Brazoria and the Beaumont-Port Arthur areas.  Areas in nonattainment are classified as "marginal", "moderate," "serious," or "severe."  When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In April 2004, the EPA issued a final rule, effective June 2005, revoking a 1-hour ozone standard, including designations and classifications.  In a separate action over the same period, the EPA enacted 8-hour ozone nonattainment classifications and stated that areas designated as nonattainment under a new 8-hour ozone standard shall have one year to adjust to the new requirements with submittal of a new attainment plan.

The Baton Rouge area was classified as a ''marginal" nonattainment area under the 8-hour standard with an attainment date of June 15, 2007.  On March 21, 2008, the EPA published a notice that the Baton Rouge area had failed to meet the standard by the attainment date and that the EPA was proceeding with a "bump-up" of the area to the next higher nonattainment level.  The Baton Rouge area is now classified as a "moderate" nonattainment area with an attainment date of June 15, 2010.

The Beaumont-Port Arthur area was originally classified as a "marginal" nonattainment area under the 8-hour standard with an attainment date of June 15, 2007.  On March 18, 2008, the EPA published a notice that the Beaumont-Port Arthur area had failed to meet the standard by the attainment date based on the area's 2004-2006 monitoring data and that the EPA was proceeding with a "bump-up" of the area to the next higher nonattainment level.  The 2005-2007 monitoring data showed the area to be in attainment, however, and on July 9, 2008, the Texas Commission on Environmental Quality proposed a plan for EPA re-designation of the area from nonattainment to attainment under the 8-hour ozone standard.

The Houston-Galveston-Brazoria area was originally classified as "moderate" nonattainment under the 8-hour standard with an attainment date of June 15, 2010.  On June 15, 2007, the Texas governor petitioned the EPA to reclassify Houston-Galveston-Brazoria from "moderate" to "severe."  On October 1, 2008, the EPA granted the request by the Texas governor to voluntarily reclassify the Houston-Galveston-Brazoria area from a "moderate" 8-hour ozone nonattainment area to a "severe" 8-hour ozone nonattainment area.  The EPA also set April 15, 2010, as the date for the State of Texas to submit a revised state implementation plan addressing the "severe" ozone nonattainment area requirements of the Clean Air Act.  The area's new attainment date for the 8-hour ozone standard is as expeditiously as practicable, but no later than June 15, 2019.

In December 2006, the EPA's revocation of the 1-hour ozone standard was rejected in a judicial proceeding.  As a result, numerous requirements can return for areas that fail to meet 1-hour ozone levels by dates set by the law.  These requirements include the potential to increase fees significantly for plants operating in these areas.  In addition, it is possible that new emission controls may be required.  Specific costs of compliance cannot be estimated at this time, but Entergy is monitoring development of the respective state implementation plans and will develop specific compliance strategies as the plans move through the adoption process.  Additionally, in February 2010, the EPA published a determination that the Baton Rouge area has reached attainment status for the former 1-hour ozone level.  This determination may reduce or eliminate any fees required in the area.

In March 2008, the EPA revised the National Ambient Air Quality Standard for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  The LDEQ recommended that eleven parishes be designated as nonattainment for the 75 parts per billion ozone standard.  Entergy Gulf States Louisiana has two fossil plants and Entergy Louisiana has one fossil plant affected by this recommendation.  In Arkansas, the governor recommended that Pulaski County be designated in nonattainment with the new ozone standard, where two of Entergy Arkansas' smaller facilities are located.  These recommendations have not been approved yet by the EPA, and in September 2009 the EPA announced that it is reconsidering the 75 parts per billion standard and may lower it further.  Lowering the standard would cause the need for additional analysis of county and parish attainment status.  On January 7, 2010, the EPA proposed to set the primary 8-hour ozone standard at a level between 60 to 70 parts per billion.  The proposal is expected to result in 11 additional Entergy facilities operating in areas designated as non-attainment for ozone.  Following nonattainment designation, states will be required to develop state implementation plans that outline control requirements that will enable the affected counties and parishes to reach attainment status.  Entergy facilities in these areas may be subject to installation of NOx controls, but the degree of control will remain unknown until the state implementation plans are developed.  Entergy will continue to monitor and engage in the state implementation plan development process in Entergy states.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Hazardous Air Pollutants

In March 2005, the EPA issued a federal rule to cap and reduce mercury emissions from coal-fired power plants.  The Clean Air Mercury Rule (CAMR) established "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and created a market-based cap-and-trade program intended to reduce nationwide utility emissions of mercury in two distinct phases.  The rule was challenged in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit).  On February 8, 2008, the D.C. Circuit struck down CAMR and remanded the rule to the EPA for further consideration.  The EPA likely will proceed with developing a Maximum Achievable Control Technology (MACT) retrofit standard for coal and oil-fired units.  In 2009 the EPA issued an Information Collection Request to gather data needed for promulgation of Hazardous Air Pollutant regulations.  It is currently expected that the EPA will propose a mercury MACT rule in 2011 with a final rule in 2013.  Entergy is continuing to conduct mercury research through coordination with the Electric Power Research Institute (EPRI) and others and remains involved in the current rulemaking process.

Interstate Air Transport

In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which is intended to reduce SO2 and NOx emissions from electric generation plants in order to improve air quality in twenty-nine eastern states.  The rule requires a combination of investment of capital to install pollution control equipment and increased operating costs through the purchase of emission allowances.  Entergy's capital investment and annual allowance purchase costs under the CAIR will depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, and unit usage.  Entergy began implementation in 2007, including installation of controls at several facilities and the development of an emission allowance procurement strategy.

The effect on capital spending could be offset by emission allowance markets which allow for purchases or use of allocated allowances; however, the allocation of the emission allowances and the set up of the market will determine the ultimate cost to Entergy.  Entergy believes that the original allocation was unfairly skewed towards states with relatively higher emissions by the use of a fuel-adjustment factor.  Entergy filed a challenge to this aspect of the rule in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit).

The CAIR was vacated by the D.C. Circuit in July 2008.  The court found that the EPA failed to address basic obligations under the Clean Air Act's "good neighbor" provision regarding "upwind" states' contribution to air quality impairment in "downwind" states.  The court also ruled favorably on Entergy's challenge, finding that the EPA exceeded its statutory authority when it included a fuel adjustment factor to calculate the state NOx emission budgets.

On December 23, 2008, the D.C. Circuit remanded the CAIR decision to the EPA without vacatur, allowing the CAIR to become effective on January 1, 2009, while EPA revises the rule.  The revised rule must address all the flaws identified in the D.C. Circuit decision, including the use of a fuel adjustment factor and the use of acid rain SO2 allowances for the CAIR.  Entergy has reactivated its compliance effort for the CAIR based on this court ruling.  The EPA is expected to issue a proposed CAIR replacement rule in 2010.

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 pollution control technology on certain of Entergy's coal and oil generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas' White Bluff power plant affects a Class I Area visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners.  Under current regulations, the scrubbers would have to be operational by October 2013.  Entergy filed a petition in December 2009 with the Arkansas Pollution Control and Ecology Commission

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy requesting a variance from this deadline, however, because the EPA has not approved Arkansas' Regional Haze SIP and the EPA has recently expressed concerns about Arkansas' Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas' petition requests that, consistent with federal law, the compliance deadline be changed to as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The Arkansas Pollution Control and Ecology (PC&E) Commission adopted a procedural schedule that includes a public hearing and a comment period ending in March 2010 with the expectation that the variance could be considered at the Commission's March 26, 2010 meeting.  The timeline for EPA action on the Arkansas Regional Haze SIP is uncertain at this time.

In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In December 2009, in response to the EPA concerns regarding Arkansas' Regional Haze SIP, the APSC suspended the procedural schedule in the proceeding.

Currently, the White Bluff project is suspended, but the latest conceptual cost estimate indicated that Entergy Arkansas' share of the project could cost approximately $465 million.  The plant would continue to operate during construction, although an outage would be necessary to complete the tie in of the scrubbers.  Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

Potential Legislative, Regulatory, and Judicial Developments (Air)

In addition to the specific instances described above, there are a number of legislative and regulatory initiatives relating to the reduction of emissions that are under consideration at the federal, state, and local level.  Because of the nature of Entergy's business, the adoption of each of these could affect its operations.  Entergy continues to monitor these initiatives and activities in order to analyze their potential operational and cost implications.  These initiatives include:

•	designation by the EPA and state environmental agencies of areas that are not in attainment with national ambient air quality standards;
•
introduction of several bills in Congress and development of regulations by the EPA proposing further limits on NOx, SO2, mercury and CO2 and other greenhouse gas emissions.  New legislation or regulations applicable to stationary sources could take the form of market-based cap-and-trade programs, direct requirements for the installation of air emission controls onto air emission sources or other or combined regulatory programs.  Entergy cannot estimate the effect of any future legislation at this time due to the uncertainty of the regulatory format;

•	efforts to implement a voluntary program intended to reduce CO2 emissions and efforts in Congress to establish a mandatory federal CO2 emission control structure;
•	passage and implementation of the Regional Greenhouse Gas Initiative by several states in the northeast U.S. and similar actions in the Midwest and California;
•	efforts on the state and federal level to codify renewable portfolio standards requiring utilities to produce or purchase a certain percentage of their power from defined renewable energy sources; and
•
efforts by certain external groups to encourage reporting and disclosure of CO2 emissions and risk.  Entergy has prepared responses for the Carbon Disclosure Project's (CDP) annual questionnaire for the past several years and has given permission for those responses to be posted to CDP's website.

In addition to these initiatives, certain states and environmental advocacy groups are seeking judicial action to require the EPA to promulgate regulations under existing provisions of the Clean Air Act to control CO2 emissions from power plants.  In April 2007 the U.S. Supreme Court held that the EPA is authorized by the current provisions of the Clean Air Act to regulate emissions of CO2 and other "greenhouse gases" as "pollutants" (Massachusetts v. EPA) and that the EPA is required to regulate these emissions from motor vehicles if the emissions are anticipated to endanger public health or welfare.  The Supreme Court directed the EPA to make further findings in this regard.  The decision is expected to affect a similar case pending in the U.S. Court of Appeals for the D.C. Circuit (Coke Oven Environmental Task Force v. EPA) considering the same question under a similar Clean Air Act provision in the context of CO2 emissions from electric generating units.  Entergy participated as a friend of the court in Massachusetts v. EPA and has been granted the same status in Coke Oven.  Entergy will continue to advocate in support of reasonable market-based regulation of CO2.  Entergy has also supported the comments of various industry groups

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy advocating national legislation to address CO2 emissions instead of attempting to regulate under the provisions of the Clean Air Act.  Entergy continues to monitor these and similar actions in order to analyze their potential operational and cost implications and benefits.

In 2009, the EPA published an "endangerment finding" stating that the emission of greenhouse gases "may reasonably be anticipated to endanger public health or welfare" and that the emission of these pollutants from mobile sources (such as cars and trucks) contributes to this endangerment.  The EPA has stated that the endangerment finding itself does not create any immediate requirements for any emissions source; however, in 2009 the EPA also proposed rules limiting the emissions of certain greenhouse gases, including CO2, from cars and light trucks, adopting a policy that the "actual control" of greenhouse gas emissions (such as by the mobile source rule) would trigger the application of new source review permitting requirements for stationary sources under section 165 of the Clean Air Act, and creating a threshold of 25,000 tons of emissions for the application of new source review permitting for new sources and 10,000 to 25,000 tons for modifications.  These changes, taken together and if finalized by the EPA, would likely require new stationary sources of greenhouse gas emissions and significant modifications of existing sources to undergo a new source review permitting process that would include the required application of best available control technology (BACT) for the control of such emissions to the stationary source.  The likely outcome of permit-by-permit determinations of required BACT and the associated costs is, at this time, uncertain.  Additionally, subsequent to the endangerment finding, the EPA may be required to develop new source performance standards for both new and existing sources of greenhouse gas emissions.  The details of these standards and any required operational changes are uncertain.

In anticipation of the potential imposition of CO2 emission limits on the electric industry in the future, Entergy has initiated actions designed to reduce its exposure to potential new governmental requirements related to CO2 emissions.  These voluntary actions included establishment of a formal program to stabilize power plant CO2 emissions at 2000 levels through 2005, and Entergy succeeded in actually reducing emissions below 2000 levels.  Entergy has now established a second formal voluntary program to stabilize power plant CO2 emissions and emissions from controllable power purchases at 20% below 2000 levels through 2010 and continues to support national legislation that would increase planning certainty for electric utilities while addressing emissions in a responsible and flexible manner.  By virtue of its proportionally large investment in low- or non-emitting gas-fired and nuclear generation technologies, Entergy's overall CO2 emission "intensity," or rate of CO2 emitted per kilowatt-hour of electricity generated, is already among the lowest in the industry.  Total CO2 emissions representing Entergy's ownership share of power plants in the United States were approximately 53.2 million tons in 2000, 49.6 million tons in 2001, 44.2 million tons in 2002, 36.8 million tons in 2003, 38.3 million tons in 2004, 35.6 million tons in 2005, 38.8 million tons in 2006, 40.2 million tons in 2007, 43.9 million tons in 2008, and 39.8 million tons in 2009.  In 2006, Entergy changed its method of calculating emissions and now includes emissions from controllable power purchases as well as its ownership share of generation, which accounts for the increase beginning in 2006 compared to the trend for the prior years.

Greenhouse Gas Reporting

In September 2009, the EPA finalized a rule to require reporting of several greenhouse gases.  This rule will require Entergy to annually report greenhouse gas emissions from operating power plants and natural gas distribution operations.  Entergy has developed compliance plans, is collecting the necessary data, and will report as required in 2011.

Clean Water Act

The 1972 amendments to the Federal Water Pollution Control Act (known as the Clean Water Act) provide the statutory basis for the National Pollutant Discharge Elimination System (NPDES) permit program and the basic structure for regulating the discharge of pollutants from point sources to waters of the United States.  The Clean Water Act requires all discharges of pollutants to waters of the United States to be permitted, section 316(b) of the Clean Water Act regulates cooling water intake structures, section 401 of the Clean Water Act requires a water quality certification from the state in support of certain federal actions and approvals, and section 404 regulates the dredge and fill of waters of the United States, including jurisdictional wetlands.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

NPDES Permits and Section 401 Water Quality Certifications

NPDES permits are subject to renewal every five years.  Consequently, Entergy is currently in various stages of the data evaluation and discharge permitting process for its Utility power plants and its Non-Utility Nuclear power plants.  Additionally, the State of New York has taken the position that a new state-issued water quality certification is required as part of the NRC license renewal process.  Therefore, Non-Utility Nuclear's New York facilities also are seeking, or have obtained, a section 401 certification prior to license renewal.

FitzPatrick

As agreed to as settlement of the FitzPatrick discharge permit and water quality certification, Entergy installed Ristroph screens for safely removing fish from intake screens, and plans to install an initial fish return system during the next five-year permit cycle.  Additionally, Entergy is undertaking studies regarding the feasibility and effectiveness of relocating FitzPatrick’s offshore intake structure and of additional fish return technologies.  The permit issued under the agreement requires that the New York State Department of Environmental Conservation (NYSDEC) initiate a permit modification, triggering Entergy's right to challenge, if New York State decides to require the installation and operation of additional fish return technology.  The Clean Water Act permit, water quality certification, and Coastal Zone Management Act consistency determination have now been issued.

Vermont Yankee

Opposition groups appealed a water discharge permit amendment issued to Vermont Yankee pursuant to the state's NPDES program in which the Vermont Agency of Natural Resources (VANR) allowed a small increase in the amount of heat the facility can discharge to the Connecticut River from June 16 to October 14 each year.  The VANR permit amendment increases operational flexibility for the required usage rate of the existing cooling towers and for the generation rate of the facility that is especially helpful in conditions of high ambient temperatures or low river flow conditions.  The trial of this matter occurred in the Vermont Environmental Court during the summer of 2007.  On May 22, 2008, the Vermont Environmental Court entered its judgment and order granting the increased thermal discharge provided in the amendment for the period from July 8 through October 14 each year, but imposing additional management and measurement requirements with respect to the period from June 16 through July 7.  Entergy and opposition groups appealed aspects of the ruling to the Vermont Supreme Court.  On December 18, 2009, the Vermont Supreme Court affirmed the thermal increase but overturned the Vermont Environmental Court's imposition of additional management and measurement requirements.

Indian Point

Non-Utility Nuclear is involved in an administrative permitting process with the NYSDEC for renewal of the Indian Point 2 and 3 discharge permits.  In November 2003, the NYSDEC issued a draft permit indicating that closed cycle cooling would be considered the "best technology available" for minimizing alleged adverse environmental effects attributable to the intake of cooling water at Indian Point 2 and Indian Point 3, subject to a feasibility determination and alternatives analysis for that technology, if Entergy applied for and received NRC license renewal at Indian Point 2 and Indian Point 3.  Upon becoming effective, the draft permit also would have required payment of approximately $24 million annually, and an annual 42 unit-day outage period, until closed cycle cooling is implemented.  Non-Utility Nuclear is participating in the administrative process to request that the draft permit be modified prior to final issuance, and opposes any requirement to install cooling towers at Indian Point 2 and Indian Point 3.  In the past Non-Utility Nuclear notified the NYSDEC that the cost of retrofitting Indian Point 2 and Indian Point 3 with cooling towers likely would cost, in 2003 dollars, at least $740 million in capital costs and an additional $630 million in lost generation during construction.

In the February 2010 feasibility report noted in the paragraph below, Non-Utility Nuclear provided an updated estimate of the cost to retrofit Indian Point 2 and Indian Point 3 with cooling towers.  Construction costs for retrofitting with cooling towers are now estimated to be at least $1.19 billion, in addition to lost generation of approximately 14.5 TWh during the estimated 42-week forced outage of both units.  Non-Utility Nuclear also proposed an alternative to the cooling towers, the use of Wedgewire screens, that would cost up to approximately $100 million to install.  Due to fluctuations in power pricing and because a retrofitting of this size and complexity has never been undertaken, significant uncertainties exist in these estimates and, therefore, they could be materially higher than estimated.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

An August 13, 2008 ruling by the NYSDEC's Assistant Commissioner has restructured the permitting and administrative process, including by applying a new economic test designed to implement the Second Circuit's standard.  The NYSDEC has directed Entergy to develop detailed feasibility information regarding the construction and operation of cooling towers, and alternatives to closed cycle cooling, prior to the issuance of a new draft permit by the NYSDEC staff and commencement of the adjudicatory proceeding.  The reports include a visual impact and aesthetics report filed on June 1, 2009, a plume and emissions report filed on September 1, 2009, a technical feasibility report due and filed in February 2010, and an economic report to establish whether the technology, if feasible, satisfies the economic test that is part of the New York standard.  Entergy has also requested that the Assistant Commissioner reconsider the New York standard in light of the U.S. Supreme Court decision reversing the Second Circuit's alternative economic test adopted in the August 13, 2008 ruling.  The current procedural schedule calls for hearings to commence in 2011.  The NYSDEC is expected to consider the information submitted and issue another draft permit with a new best technology available determination, which may or may not be cooling towers.  A new comment period and further contested proceedings likely would follow.

On April 6, 2009, with a reservation of rights regarding the applicability of the section, Entergy's Indian Point facility submitted a Section 401 water quality certification to the NYSDEC.  The certification, or a waiver or exemption of the same, is potentially required pursuant to Section 401 of the Clean Water Act as a supporting document to the NRC's license renewal decision.  On May 13, 2009, the NYSDEC deemed the application incomplete and requested additional information.  The NYSDEC requested that Entergy respond within 120 days or by September 10, 2009 and set the deadline for submitting all the requested information as February 13, 2010.  Entergy continues to work with the NYSDEC in order to provide the requested additional information and filed two additional reports with the NYSDEC in early February 2010.  By law, the NYSDEC must act on the water quality certification application within one year of receipt.

Effluent Limitations

On December 1, 2009, the EPA published a final rule directed at establishing effluent limitation guidelines and standards for the construction and development water pollution point source category.  Included within the industry sector affected by this rulemaking are electric utility transmission line and substation construction projects.  The effective date of this rulemaking is February 1, 2010.  In the rulemaking the EPA is promulgating a series of non-numeric effluent limitations, as well as a numeric effluent limitation for turbidity.  All construction sites will be required to meet the series of non-numeric effluent limitations.  In general, the non-numeric effluent limitations are a reiteration of the requirement to use siltation and erosion control best management practices directed at stormwater pollution prevention.

Of greater significance to Entergy, construction sites that disturb ten or more acres of land at one time will be required to monitor discharges from the site and comply with the numeric effluent limitation.  If a project initially exceeds the acreage threshold but later, due to permanent stabilization of disturbed areas, falls below the threshold, the numeric effluent limit will no longer apply; consequently, phasing construction projects to limit the amount of soil disturbed at any given time will be an allowed strategy for addressing applicability of the rulemaking.  The EPA is phasing in the numeric effluent limitation over four years to allow permitting authorities adequate time to develop monitoring requirements and to allow the regulated community time to prepare for compliance with the numeric effluent limitation.  The numeric limit established by this rulemaking is measured as a daily maximum value.  Due to the nature of this analytical parameter, sampling and analysis of the effluent must occur on-site during any day that stormwater run-off occurs at a frequency that will be established by the permitting authority.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The numeric turbidity limitation will apply to all discharges from the site except on days when total precipitation during the day exceeded the local 2-year, 24-hour storm.  If the total precipitation in any one day is greater than the local 2-year, 24-hour storm event, then permittees would still need to sample (because they wouldn't know in advance whether the precipitation on that day was going to exceed the storm size threshold) but the numeric effluent limitation would not apply to discharges for that day.  The numeric effluent limitation is applicable to all discharges from the site on subsequent days, however, if there is no 2-year, 24-hour storm event during those days.

In order to achieve the numeric discharge limit, many Entergy construction projects exceeding the acreage threshold will likely be required to utilize chemical flocullants, either applied within a stormwater conveyance in the project watershed or in a stormwater detention basin.  In some cases, capture of stormwater run-off and usage of fractionation tanks to temporarily store the water until sufficient settling of suspended soil particles may be required in order to meet the numeric limit.

Construction sites that disturb 20 or more acres at one time will be required to conduct monitoring of discharges from the site and comply with the numeric effluent limitation beginning 18 months after the effective date of the final rule.  Assuming the rulemaking survives any legal challenge, this compliance deadline for 20 acre sites will be August 1, 2011.  Construction sites that disturb ten or more acres at one time will be required to conduct monitoring of discharges from the site and comply with the numeric effluent limitation beginning four years after the effective date of the final rule (February 1, 2014).

The final rule, in part based on the considerations of linear projects (electrical line construction), no longer contains a requirement to install a sediment basin and revisions were made to the non-numeric effluent limitations based on comments concerning the feasibility at linear projects.  However, the EPA disagreed with comments from Entergy and the Utility Water Act Group that suggested the EPA should either exempt all linear projects from the final rule or from the numeric effluent limitation.  The EPA has determined that numeric effluent limitations are feasible for linear projects and passive treatment systems provide flexibility to linear projects to take into account site specific considerations.  Additionally, the EPA believes that the permitting authority, which in Entergy's Utility service area is delegated to the states, should exercise discretion when determining the monitoring locations and monitoring frequency for linear construction projects.  This establishes what will likely be a very subjective development of requirements for electrical line construction projects.

316(b) Cooling Water Intake Structures

The EPA finalized new regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures.  The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts.  Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule.  In January 2007, the United States Court of Appeals for the Second Circuit remanded the rule to the EPA for reconsideration.  The court instructed the EPA to reconsider several aspects of the rule that were beneficial to the regulated community after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule.  In April 2008, the United States Supreme Court agreed to review the decision of the Second Circuit on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to the regulated community that the Second Circuit disallowed.  In March 2009, the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration.  The EPA may now reissue a rule similar in structure to the rule remanded by the Second Circuit, or the EPA may issue a rule with a substantially different structure and effect.  Until the EPA issues guidance to the regulated community on what actions should be taken to comply with the Clean Water Act, and until the form and substance of the new rule itself is determined, it is impossible to estimate the effect of the Supreme Court's decision on Entergy's business.  See the discussion above regarding the Indian Point and FitzPatrick permitting processes under similar New York state provisions of law.

At the request of the EPA Region 1 (Boston), Entergy submitted extensive data to the agency in July 2008 concerning cooling water intake impacts at the Pilgrim nuclear power plant.  Analysis of technologies that may be appropriate for Pilgrim continues, but it appears at this point that cooling towers are not feasible due to restrictions in the plant's condenser design and capacity.  Other technologies, such as variable speed pumps and the relocation of the cooling water intake, are under analysis.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy's Utility business generation facilities are likewise in the process of reviewing data, considering implementation options, and providing information required by the current rule to the EPA and the affected states concerning cooling water intake structures.  Entergy will continue to monitor the activities of the EPA and the states toward the implementation of section 316(b) of the Clean Water Act in the wake of the remand of the current rule and will respond accordingly.  Deadlines for determining compliance with Section 316(b) and for any required capital or operational expenditures are unknown at this time due to the remand of the rule to the EPA.  As a result, management cannot predict the amounts Entergy will ultimately be required to spend to comply with Section 316(b) and any related state regulations, although such amounts could be significant.

Coastal Zone Management Act

The Coastal Zone Management Act requires federal activities within a coastal zone to be consistent with the state's federally approved coastal zone management program.  Therefore, a nuclear facility located within a coastal zone must obtain a consistency certification from the state as part of the NRC's license renewal process.  Entergy has Non-Utility Nuclear plants that are within coastal zones.  Pilgrim has received its consistency determination from the Commonwealth of Massachusetts.  Vermont Yankee is not within a coastal zone and does not need a consistency determination.

In New York, the Coastal Management Program promotes waterfront revitalization, protects fish and wildlife habitats, protects and enhances scenic and historic areas, and promotes water access and public recreation.  As discussed above, FitzPatrick already has obtained its consistency certification.  Indian Point expects to file its consistency determination application with the New York Department of State in mid-2010.  The New York Department of State has six months from the date it deems the application complete to issue or deny the consistency certification.

Groundwater at Certain Nuclear Sites

The NRC requires nuclear power plants to regularly monitor and report the presence of radioactive material in the environment.  Entergy joined other nuclear utilities and the Nuclear Energy Institute in 2006 to develop a voluntary groundwater monitoring and protection program.  This initiative began after detection of very low levels of radioactive material, primarily tritium, in groundwater at several plants in the United States, including the Indian Point Energy Center.  In addition to tritium, other radionuclides have been found in on site ground water at Indian Point.

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site that may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling.  The program also includes protocols for notifying local officials if contamination is found.  To date, radionuclides have been detected at Entergy's FitzPatrick, Indian Point, Palisades, Pilgrim, and Vermont Yankee plants.

Entergy identified and addressed two sources of the contamination at Indian Point: the Unit 1 and 2 spent fuel pools.  In October 2007, the EPA announced that it was consulting with the NRC and the NYSDEC regarding Indian Point.  The EPA stated that after reviewing data it confirmed with New York State that there have been no violations of federal drinking water standards for radionuclides in drinking water supplies.  Indian Point has implemented an extensive groundwater monitoring and protection program, including installing approximately 35 monitoring wells, with five to six sampling points per well.  Entergy has been working cooperatively with the NRC and the NYSDEC in a split sample program to independently analyze test samples.

At Palisades, Entergy identified tritium in two monitoring wells in December 2007 caused by leakage from the buried piping for a recirculation line.  Non-destructive evaluation of the line identified one area of leakage and repairs were completed in 2008.  Since early 2008, groundwater from three wells have been sampled and analyzed on a bi-weekly basis. Following the repairs, tritium levels declined in all of the wells and trended downward until one well spiked in March 2009.  Additional investigation was performed to locate the source,

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy including installation of 18 temporary monitoring wells along the path of the buried piping.  A new leak location was identified and repairs at the location were completed in mid-summer 2009.  However, when the system was put back in service, it became evident from groundwater samples that this same buried piping system was also breached at locations other than at the leak location that had earlier been repaired.  Therefore, the piping system was again taken out of service and drained to prevent further leakage into the ground.  Subsequently, Entergy decided to abandon this piping and to run new replacement buried pipe for this system.  This effort was completed in December 2009.  Bi-weekly sampling will continue until the groundwater tritium levels in the monitoring wells are below minimum detection levels.

At Pilgrim, six existing monitoring wells are being sampled and analyzed on a periodic basis.  Results continue to show low levels of tritium.  A hydrogeological analysis was performed in 2009 to pinpoint the location for six additional wells to further study the situation, and these wells will be installed in 2010.  Currently, the detections are believed to be from wash out of atmospheric tritium.  Precipitation studies are being performed to confirm this theory.

At FitzPatrick, a sample collected from a reactor building perimeter sump in November 2009 showed elevated levels of tritium.  Follow up samples collected in December 2009 from a storm drain that communicates with this sump also found elevated levels of tritium.  Investigations are ongoing to determine the source of the tritium and to determine what action should be taken.  No elevated levels of tritium have been found in manholes, equipment pits or any of the groundwater monitoring wells.

In January 2010, Vermont Yankee was notified by its off-site analytical laboratory that a sample collected from a groundwater monitoring well in mid-November 2009 showed elevated levels of tritium.  Subsequent analyses continue to confirm the presence of an elevated tritium concentration.  Investigations are ongoing to determine the source of the tritium, including the installation of additional monitoring wells in February 2010, and to determine what action should be taken.  No elevated levels of tritium have been found in any potable water wells located on- or off-site.

Indian Point Units 1 and 2 Hazardous Waste Remediation

As part of the effort to terminate the current Indian Point 2 mixed waste storage permit, Entergy was required to perform groundwater and soil sampling for metals, PCBs and other non-radiological contaminants on plant property, regardless of whether these contaminants stem from onsite activities or were related to the waste stored on-site pursuant to the permit.  Entergy believes this permit is no longer necessary for the facility due to an exemption for mixed wastes (hazardous waste that is also radioactive) promulgated as part of the EPA's hazardous waste regulations.  This exemption allows mixed waste to be regulated through the NRC license instead of through a separate EPA or state hazardous waste permit.  In February 2008, Entergy submitted its report on this sampling effort to the NYSDEC.  The report indicated the presence of various metals in soils at levels above the NYSDEC cleanup objectives.  It does not appear that these metals are connected to operation of the nuclear facility.  At the request of the NYSDEC, Entergy submitted a plan on August 8, 2008, for a study that will identify the sources of the metals.  The NYSDEC recently approved this workplan with some conditions related to the need to study whether the soil impact observed may have originated from plant construction materials.  This issue is being studied by Entergy to determine if any changes to the workplan are necessary.  The NYSDEC may require additional work to define the vertical and lateral extent of the contamination on-site, and evaluate any potential for migration off-site.  The NYSDEC plans to use the results of this investigation to determine whether the permit can be terminated and the metals left in place until plant decommissioning or if further investigation or remediation is required.  Entergy is unable to determine what the extent or cost of required remediation, if any, will be at this time.

Prior to Entergy's purchase of Indian Point Unit 1, the previous owner completed the cleanup and desludging of the Unit 1 water storage pool, generating mixed waste (waste that is regulated as both low-level nuclear waste and hazardous waste).  The waste currently is stored in the Unit 1 containment building in accordance with NRC regulations controlling low level radioactive waste.  The waste is also regulated by the NYSDEC.  The NYSDEC requires Entergy to survey quarterly the availability of any commercial facility capable of treating, processing and disposing of this waste in a commercially reasonable manner.  Entergy continues to review this matter and to conduct its quarterly searches for a commercially reasonable vendor that is acceptable both to the NRC and the NYSDEC.  The cost of this disposal cannot be estimated at this time due to the many variables existing in the type and manner of disposal.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Comprehensive Environmental Response, Compensation, and Liability Act of 1980

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA to mandate clean-up by, or to collect reimbursement of clean-up costs from, owners or operators of sites at which hazardous substances may be or have been released.  Certain private parties also may use CERCLA to recover response costs.  Parties that transported hazardous substances to these sites or arranged for the disposal of the substances are also deemed liable by CERCLA.  CERCLA has been interpreted to impose strict, joint, and several liability on responsible parties.  Entergy's Utility and Non-Utility Nuclear businesses have sent waste materials to various disposal sites over the years, and releases have occurred at Entergy facilities.  In addition, environmental laws now regulate certain of Entergy's operating procedures and maintenance practices that historically were not subject to regulation.  Some disposal sites used by Entergy have been the subject of governmental action under CERCLA, resulting in site clean-up activities.  Entergy's Utility and Non-Utility Nuclear businesses have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs.  The affected Entergy companies have established reserves for such environmental clean-up and restoration activities.  Details of significant CERCLA liabilities are discussed in the "Other Environmental Matters" section below.

Other Environmental Matters

Entergy Gulf States Louisiana and Entergy Texas

Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States, Inc. and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States, Inc.'s premises (see "Litigation" below).

Entergy Gulf States Louisiana is currently involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931.  Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal.  The same area has also been used as a landfill.  In 1999, Entergy Gulf States, Inc. signed a second Administrative Consent Order with the EPA to perform removal action at the site.  In 2002, approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center.  In 2003, a cap was constructed over the remedial area to prevent the migration of contamination to the surface.  In August 2005, an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site.  The groundwater monitoring study commenced in January 2006, and is continuing on a quarterly basis.  Entergy Gulf States Louisiana and Entergy Texas each believe that its ultimate responsibility for this site will not materially exceed the existing clean-up provisions of $0.4 million for Entergy Gulf States Louisiana and $0.3 million for Entergy Texas.

In 1994, Entergy Gulf States, Inc. performed a site assessment in conjunction with a construction project at the Louisiana Station Generating Plant (Louisiana Station).  In 1995, a further assessment confirmed subsurface soil and groundwater impact to three areas on the plant site.  After validation, a notification was made to the LDEQ and a phased process was executed to remediate each area of concern.  The final phase of groundwater clean-up and monitoring at Louisiana Station is expected to continue for several more years.  The remediation cost incurred through December 31, 2009 for this site was $6.8 million.  Future costs are not expected to exceed Entergy Gulf States Louisiana's existing provision of $0.7 million.

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Gulf States, Inc. that the TCEQ believed that Entergy Gulf States, Inc. is one of many potentially responsible parties (PRP) concerning contamination existing at the Spector Salvage Yard proposed state superfund site in Orange, Texas.  The TCEQ conducted a removal action

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy consisting of the excavation and offsite disposal of contaminated surface soil.  Entergy Gulf States Louisiana and Entergy Texas do not believe at this time that the former Gulf States Utilities contributed any significant amount of hazardous substances to this site and therefore are contesting liability.  Entergy Texas and Entergy Gulf States Louisiana believe that their ultimate responsibility for this site will not exceed their existing clean-up provisions.

Entergy Louisiana and Entergy New Orleans

Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Louisiana and Entergy New Orleans and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Louisiana's and Entergy New Orleans' premises (see "Litigation" below).

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments.  Entergy Louisiana has determined that some of its power plant wastewater impoundments were affected by these regulations and may require remediation, repair, or closure.  Completion of this work is dependent on pending LDEQ approval of submitted solid waste permit applications.  As a result, a recorded liability in the amount of $1.9 million for Entergy Louisiana existed at December 31, 2009 for ongoing wastewater remediation and repairs and closures.  Management believes this reserve to be adequate based on current estimates.

Transmission and distribution storm teams entered wetland areas of Lafourche Parish to restore Entergy Louisiana's Barataria-Golden Meadow line shortly after Hurricane Katrina.  A portion of this line crosses property owned by a third party.  The landowner has requested that Entergy Louisiana conduct an extensive wetland mitigation program over a ten-acre area and has filed suit against Entergy Louisiana and certain other Entergy subsidiaries concerning the extent of the mitigation.  Entergy Louisiana believes that the marsh area affected by its activities is less than 2 acres and that restoration can be conducted to the satisfaction of the U. S. Corps of Engineers and the State of Louisiana for substantially less than the over $4 million claimed by the plaintiff.  Entergy Louisiana will meet with the Corps of Engineers and the State of Louisiana to determine the extent of mitigation required by the Clean Water Act and parallel state law.

Entergy Louisiana and Entergy Texas

Damage sustained by Entergy Louisiana's and Entergy Texas' electrical transmission infrastructure due to the effects of Hurricane Gustav and Hurricane Ike necessitated that significant amounts of restoration work occur in areas classified as jurisdictional wetlands and coastal marsh.  While measures were taken to minimize the impact in these environmentally-sensitive areas, some level of damage to the wetland and marsh areas likely occurred.  Mitigation requirements for these possible impacts have yet to be assessed or required by regulatory authorities.  Following Hurricane Katrina and Hurricane Rita, the regulatory authorities deferred assessing mitigation requirements for such impacts pending an evaluation of spontaneous recovery of the marsh and wetlands damaged during line repairs.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The TCEQ notified Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Texas, Entergy Louisiana, and Entergy New Orleans that the TCEQ believes those entities are PRPs concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination exists at the site.  Entergy Gulf States, Inc. and Entergy Louisiana sent transformers to this facility during the 1980s.  Entergy Gulf States Louisiana, Entergy Texas, Entergy Louisiana, and Entergy Arkansas responded to an information request from the TCEQ and continue to cooperate in this investigation.  Entergy New Orleans provided requested information concerning its former status in bankruptcy. Entergy Gulf States Louisiana, Entergy Texas, and Entergy Louisiana joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies' involvement at the site, while Entergy Arkansas and Entergy New Orleans

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy likely will pay de minimis amounts.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy's total share of remediation costs likely will be less than $1 million. The TCEQ approved an Agreed Administrative Order on September 20, 2006, that allows the implementation of a Remedial Investigation/Feasibility Study at the SESCO site; with the ultimate disposition being a remedial action to remove contaminants of concern.  TCEQ approved the Remedial Investigation Work Plan in May 2007 and field sampling began in July 2007.

Entergy Mississippi, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The EPA has notified Entergy Mississippi, Entergy Gulf States Louisiana, Entergy Texas, and Entergy New Orleans that the EPA believes those entities are PRPs concerning contamination of an area known as "Devil's Swamp Lake" near the Port of Baton Rouge, Louisiana.  The area allegedly was contaminated by the operations of Rollins Environmental (LA), Inc, which operated a disposal facility to which many companies contributed waste.  Documents provided by the EPA indicate that Entergy Louisiana may also be a PRP.  Entergy continues to monitor this developing situation.

Litigation

Entergy uses legal and appropriate means to contest litigation threatened or filed against it, but certain states in which Entergy operates have proven to be unusually litigious environments.  Judges and juries in Louisiana, Mississippi, and Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases.  The litigation environment in these states poses a significant business risk to Entergy.

Ratepayer and Fuel Cost Recovery Lawsuits  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Entergy New Orleans Fuel Adjustment Clause Litigation

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers.  The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council.  In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel or energy from other Entergy affiliates.  Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws.  Plaintiffs also seek to recover interest and attorneys' fees.  Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and the FERC.  In March 2004, the plaintiffs supplemented and amended their petition.  If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims.  The suit in state court was stayed by stipulation of the parties and order of the court pending review of the decision by the City Council in the proceeding discussed in the next paragraph.

Plaintiffs also filed a corresponding complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings.  Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in Entergy New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002.  In February 2004, the City Council approved a resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004.  In May 2005 the Civil District Court for the Parish of Orleans affirmed the City Council resolution, finding no support for the plaintiffs' claim that the refund amount should be higher.  In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.  On February 25, 2008, the Fourth Circuit Court of Appeal

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy issued a decision affirming in part, and reversing in part, the Civil District Court's decision.  Although the Fourth Circuit Court of Appeal did not reverse any of the substantive findings and conclusions of the City Council or the Civil District Court, the Fourth Circuit found that the amount of the refund was arbitrary and capricious and increased the amount of the refund to $34.3 million.  Entergy New Orleans and the City Council filed with the Louisiana Supreme Court seeking, among other things, review and reversal of the Fourth Circuit decision.  In April 2009 the Louisiana Supreme Court reversed the decision of the Louisiana Fourth Circuit Court of Appeal and reinstated the decision of the Civil District Court.  In May 2009 the Louisiana Supreme Court denied the plaintiffs' request for rehearing.  In January 2010 the plaintiffs filed a motion to lift the stay and to supplement and amend their state court petition.

In the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans fuel clause lawsuit, together with the named plaintiffs in the Entergy New Orleans rate of return lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and, as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans fuel adjustment clause lawsuit and the Entergy New Orleans rate of return lawsuit, and, alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  The bankruptcy court dismissed the action on April 26, 2006.  The matter was appealed to the U.S. District Court for the Eastern District of Louisiana, and the district court affirmed the dismissal in October 2006, but on different grounds, concluding that the lawsuit was premature.  In Entergy New Orleans' plan of reorganization that was confirmed by the bankruptcy court in May 2007, the plaintiffs' claims are treated as unimpaired "Litigation Claims," which will "ride through" the bankruptcy proceeding, with any legal, equitable and contractual rights to which the plaintiffs' Litigation Claim entitles the plaintiffs unaltered by the plan of reorganization.

Entergy New Orleans Rate of Return Lawsuit

In April 1998, a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans.  The plaintiffs allege that Entergy New Orleans overcharged ratepayers by at least $300 million since 1975 in violation of limits on Entergy New Orleans' rate of return that the plaintiffs allege were established by ordinances passed by the City Council in 1922.  The plaintiffs seek, among other things, (i) a declaratory judgment that such franchise ordinances have been violated; and (ii) a remand to the City Council for the establishment of the amount of overcharges plus interest.  Entergy New Orleans believes the lawsuit is without merit.  Entergy New Orleans has charged only those rates authorized by the City Council in accordance with applicable law.  In May 2000, a court of appeal granted Entergy New Orleans' exception to jurisdiction in the case and dismissed the proceeding.  The Louisiana Supreme Court denied the plaintiffs' request for a writ of certiorari.

The plaintiffs then commenced a similar proceeding before the City Council.  The plaintiffs and the advisors for the Council each filed their first round of testimony in January 2002.  In their testimony, the plaintiffs allege that Entergy New Orleans earned in excess of the legally authorized rate of return during the period 1979 to 2000 and that Entergy New Orleans should be required to refund between $240 million and $825 million to its ratepayers.  In the testimony submitted by the Council advisors, the advisors allege that Entergy New Orleans has not earned in excess of its authorized rate of return for the period at issue and that no refund is therefore warranted.

In December 2003, the Council advisors filed a motion in the City Council proceedings to bifurcate the hearing in this matter, such that the effect of the provision of the 1922 Ordinance in setting lawful rates would be considered first.  Only if it is determined that this provision establishes a limitation would the remaining issues be reached. The motion to bifurcate was granted by the City Council in April 2004, and a hearing on the first part of the bifurcated proceeding was completed in June 2005.  After the submission of briefs and oral argument in April 2006, the City Council dismissed with prejudice the plaintiffs' claims on multiple grounds.  In May 2006, the plaintiffs appealed the City Council's decision, and the plaintiffs' appeal is currently pending in Civil District Court for the Parish of Orleans.  Entergy New Orleans also appealed, separately, certain evidentiary rulings included in the City Council's decision.  These matters were consolidated and oral argument on these appeals took place before the Civil District Court in August 2008.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Additionally, in the Entergy New Orleans bankruptcy proceeding, the named plaintiffs in the Entergy New Orleans rate of return lawsuit, together with the named plaintiffs in the Entergy New Orleans fuel adjustment clause lawsuit, filed a Complaint for Declaratory Judgment asking the court to declare that Entergy New Orleans, Entergy Corporation, and Entergy Services are a single business enterprise, and, as such, are liable in solido with Entergy New Orleans for any claims asserted in the Entergy New Orleans rate of return lawsuit and the Entergy New Orleans fuel adjustment clause lawsuit, and, alternatively, that the automatic stay be lifted to permit the movants to pursue the same relief in state court.  The bankruptcy court dismissed the action on April 26, 2006.  The matter was appealed to the U.S. District Court for the Eastern District of Louisiana, and the district court affirmed the dismissal in October 2006, but on different grounds, concluding that the lawsuit was premature.  In Entergy New Orleans' plan of reorganization that was confirmed by the bankruptcy court in May 2007, the plaintiffs' claims are treated as unimpaired "Litigation Claims," which will "ride through" the bankruptcy proceeding, with any legal, equitable and contractual rights to which the plaintiffs' Litigation Claim entitles the plaintiffs unaltered by the plan of reorganization.

Texas Power Price Lawsuit

In August 2003, a lawsuit was filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The named defendants include Entergy Corporation, Entergy Services, Entergy Power, Entergy Power Marketing Corp., and Entergy Arkansas.  Entergy Gulf States, Inc. was not a named defendant, but is alleged to be a co-conspirator.  The court granted the request of Entergy Gulf States, Inc. to intervene in the lawsuit to protect its interests.

Plaintiffs allege that the defendants implemented a "price gouging accounting scheme" to sell to plaintiffs and similarly situated utility customers higher priced power generated by the defendants while rejecting and/or reselling to off-system utilities less expensive power offered and/or purchased from off-system suppliers and/or generated by the Entergy system.  In particular, plaintiffs allege that the defendants manipulated and continue to manipulate the dispatch of generation so that power is purchased from affiliated expensive resources instead of buying cheaper off-system power.

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

The case is pending in state district court, and the court has not set a date for a class certification hearing.

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The litigation is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  On December 29, 2008, the defendant Entergy companies filed to remove the attorney general's suit to U.S. District Court (the forum that Entergy believes is appropriate to resolve the types of federal issues raised in the suit), where it is currently pending, and additionally answered the complaint and filed a counter-claim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act.  The Mississippi attorney general has filed a pleading seeking to remand the matter to state court.  In May 2009, the defendant Entergy companies filed a motion for judgment on the pleadings asserting grounds of federal preemption, the exclusive jurisdiction of the MPSC, and factual errors in the attorney general's complaint.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Fiber Optic Cable Litigation (Entergy Corporation and Entergy Louisiana)

Several property owners have filed a class action suit against Entergy Louisiana, Entergy Services, ETHC, and Entergy Technology Company in state court in St. James Parish, Louisiana purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants.  The lawsuit alleges that Entergy installed fiber optic cable across the plaintiffs' property without obtaining appropriate easements.  The plaintiffs seek damages equal to the fair market value of the surplus fiber optic cable capacity, including a share of the profits made through use of the fiber optic cables, and punitive damages.  Entergy removed the case to federal court in New Orleans; however, the district court remanded the case back to state court.  In February 2004, the state court entered an order certifying this matter as a class action.  Entergy's appeals of this ruling were denied.  The parties have entered into a term sheet establishing basic terms for a settlement that must be approved by the court.

Asbestos Litigation (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts primarily in Texas and Louisiana, primarily by contractor employees who worked in the 1940-1980s timeframe, against Entergy Gulf States Louisiana and Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 500 lawsuits involving approximately 5,000 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the Utility operating companies.

Employment and Labor-related Proceedings (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)
The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees.  Generally, the amount of damages being sought is not specified in these proceedings.  These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation sponsored plans. Entergy and the Registrant Subsidiaries are responding to these suits and proceedings and deny liability to the claimants.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Employees

Employees are an integral part of Entergy's commitment to serving its customers.  As of December 31, 2009, Entergy employed 15,181 people.

Utility:
Entergy Arkansas	1,473
Entergy Gulf States Louisiana	840
Entergy Louisiana	1,005
Entergy Mississippi	797
Entergy New Orleans	368
Entergy Texas	727
System Energy	-
Entergy Operations	2,910
Entergy Services	3,234
Entergy Nuclear Operations	3,747
Other subsidiaries	80
Total Entergy	15,181

Approximately 5,500 employees are represented by the International Brotherhood of Electrical Workers Union, the Utility Workers Union of America, the International Brotherhood of Teamsters Union, and the United Government Security Officers of America.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

RISK FACTORS

Investors should review carefully the following risk factors and the other information in this Form 10-K.  The risks that Entergy faces are not limited to those in this section.  There may be additional risks and uncertainties (either currently unknown or not currently believed to be material) that could adversely affect Entergy's financial condition, results of operations and liquidity.  See "FORWARD-LOOKING INFORMATION."

Utility Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy)

The terms and conditions of service, including electric and gas rates, of the Utility operating companies and System Energy are determined through regulatory approval proceedings that are lengthy and subject to appeal that could result in delays in effecting rate changes and uncertainty as to ultimate results.

The rates that the Utility operating companies and System Energy charge reflect their capital expenditures, operations and maintenance charges, allowed rates of return, financing costs, and related costs of service. These rates significantly influence the financial condition, results of operations, and liquidity of Entergy and each of the Utility operating companies and System Energy.  These rates are determined in regulatory proceedings and are subject to periodic regulatory review and adjustment.

In addition, regulators can initiate proceedings to investigate the prudence of costs in the Utility operating companies' base rates and examine, among other things, the prudence of the companies' operation and maintenance practices, level of expenditures (including storm costs), allowed rates of return and appropriate rate base, proposed resource acquisitions and previously incurred capital expenditures.  The regulators can disallow costs found not to have been prudently incurred, creating some risk to the ultimate recovery of those costs.  Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates.  The proceedings generally have long timelines, are primarily based on historical costs, and may or may not be limited by statute, which could cause the Utility operating companies and System Energy to experience regulatory lag in recovering such costs through rates.  Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with rate case proceedings.  The Utility operating companies and System Energy, and the energy industry as a whole, have experienced a period of rising costs and investments, which could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms.  For information regarding rate case proceedings and formula rate plans applicable to certain of the Utility operating companies, see Note 2 to the financial statements.

The Utility operating companies recover fuel and purchased power costs through rate mechanisms that are subject to risks of delay or disallowance in regulatory proceedings.

The Utility operating companies recover their fuel and purchased power costs from their customers through rate mechanisms subject to periodic regulatory review and adjustment.  Because regulatory review can result in the disallowance of incurred costs found not to have been prudently incurred, there exists some risk to the ultimate recovery of those costs.  Regulators can initiate proceedings to investigate the continued usage or the adequacy and operation of the fuel and purchased power recovery clauses of the Utility operating companies.

The Utility operating companies' cash flows can be negatively affected by the time delays between when gas, power or other commodities are purchased and the ultimate recovery from customers in rates. On occasion, when the level of incurred costs for fuel and purchased power rises very dramatically, some of the Utility operating companies may agree to defer recovery of a portion of that period's fuel and purchased power costs for recovery at a later date, which could increase the near-term working capital and borrowing requirements of those companies.  For a description of fuel and purchased power recovery mechanisms and information regarding the regulatory proceedings for fuel and purchased power recovery, see Note 2 to the financial statements.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

As a result of a challenge by the LPSC, the manner in which the Utility operating companies have traditionally shared the costs associated with coordinated planning, construction and operation of generating resources and bulk transmission facilities has been changed by the FERC, which will require adjustment of retail rates in the jurisdictions where the Utility operating companies provide service and has introduced additional uncertainty in the ratemaking process.

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating resources and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  In 2005, the FERC issued a decision requiring changes to the cost allocation methodology used in that rate schedule.  In 2007 through 2009, payments were made by Entergy Arkansas to certain of the Utility operating companies.  Although actual payments/receipts for 2010, based on calendar year 2009 production costs, will not be calculated until the Utility operating companies have filed their FERC Form 1s, preliminary estimates indicate that Entergy Arkansas will be required to make payments of approximately $70 million in 2010.  Entergy's management believes that any changes in the allocation of production costs resulting from the FERC's decision and related retail proceedings should result in similar rate changes for retail customers.  The timing of recovery of these costs in rates, however, could be the subject of additional regulatory and other proceedings.

In December 2005, Entergy Arkansas provided notice of its intent to terminate its participation in the System Agreement.  In November 2007, Entergy Mississippi provided its notice to terminate its participation in the System Agreement.  Each notice of termination is effective ninety-six (96) months from the date of notice or such earlier date as authorized by the FERC.  The FERC accepted the notices in November 2009; the LPSC and City Council have requested rehearing of that order.  Entergy cannot predict the timing or the form of any successor arrangement to the System Agreement, to the extent one is implemented, or the effect such a successor arrangement (or the absence thereof) will have on Entergy or the Utility operating companies.

The LPSC, APSC, MPSC and the AEEC have appealed the 2005 FERC decision to the Court of Appeals for the D.C. Circuit.  Entergy and the City of New Orleans intervened in the various appeals.  The D.C. Circuit issued its decision in April 2008. The D.C. Circuit affirmed the FERC's decision in most respects, but remanded the case to the FERC for further proceedings and reconsideration of its conclusion that it was prohibited from ordering refunds and its determination to implement the bandwidth remedy commencing with calendar year 2006 production costs (with the first payments/receipts commencing in June 2007), rather than commencing the remedy on June 1, 2005. The D.C. Circuit concluded the FERC had failed to offer a reasoned explanation regarding these issues.  The proceeding is pending at the FERC. For information regarding these and other proceedings associated with the System Agreement, as well as additional information regarding the System Agreement itself, see the "Rate, Cost-recovery, and Other Regulation – Federal Regulation - System Agreement Proceedings" section of Management's Financial Discussion and Analysis for Entergy Corporation and each of the Registrant Subsidiaries. See "Fuel and purchased power cost recovery, Entergy Texas," in Note 2 to the financial statements for discussion of a PUCT decision that Entergy Texas is currently challenging regarding its rough production cost equalization receipts that could result in $18.6 million of trapped costs between Entergy's Texas and Louisiana jurisdictions.  The outcome and timing of the FERC and these other proceedings and appeals cannot be predicted at this time.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

A delay or failure in recovering amounts for storm restoration costs incurred, as a result of severe weather could have material adverse effects on Entergy and those Utility operating companies affected by severe weather.

Entergy's and its Utility operating companies' results of operations, liquidity and financial condition can be materially adversely affected by the destructive effects of severe weather.  Severe weather can also result in significant outages for the customers of the Utility operating companies and, therefore, reduced revenues for the Utility operating companies during the period of the outages.  A delay or failure in recovering amounts for storm restoration costs incurred or revenues lost as a result of severe weather could have a material adverse effect on Entergy and those Utility operating companies affected by severe weather.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Nuclear Operating and Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries must consistently operate their nuclear power plants at high capacity factors in order to be successful, and lower capacity factors could materially adversely affect Entergy's and their results of operations, financial condition and liquidity.

           Nuclear capacity factors significantly affect certain Utility operating companies', System Energy's and the Non-Utility Nuclear subsidiaries' results of operations. Nuclear plant operations involve substantial fixed operating costs, as well as non-fixed costs associated with plant operating conditions and issues. Consequently, to be successful, a plant owner must consistently operate its nuclear power plants at high capacity factors. Lower capacity factors increase operating costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from their fossil or hydroelectric facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs.  Although most of the Non-Utility Nuclear forward sales are on a pure unit-contingent basis, which depends on the availability of the asset, some of the unit-contingent contracts guarantee a specific capacity factor.  Non-Utility Nuclear forward sales can also be on a Firm LD basis.  In the event these plants were operating below the guaranteed capacity factors, the unit-contingent contracts carrying damage provisions would subject the Entergy System to price risk for the undelivered power.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries periodically shutdown their nuclear power plants to replenish fuel.  Plant maintenance and upgrades are often scheduled during such fuel outages. If refueling outages last longer than anticipated or if unplanned outages arise, Entergy's and their results of operations, financial condition and liquidity could be materially adversely affected.

Outages at nuclear power plants to replenish fuel require the plant to be "turned off."  Refueling outages generally are planned to occur once every 18 to 24 months and have historically averaged approximately 30 days in duration.  Plant maintenance and upgrades are often scheduled during such planned outages.   When refueling outages last longer than anticipated or a plant experiences unplanned outages, capacity factors decrease and maintenance costs increase.  The Non-Utility Nuclear subsidiaries may face lower margins due to higher costs and lower energy sales for unit-contingent power supply contracts or potentially higher energy replacement costs for unit-contingent contracts with capacity guarantees that are not met due to extended or unplanned outages.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries face risks related to the purchase of uranium fuel (and its conversion, enrichment and fabrication), and their inability to effectively manage these risks by purchasing from a diversified mix of sellers located in a diversified mix of countries could materially adversely affect Entergy's and their results of operations, financial condition and liquidity.

Based upon currently planned fuel cycles, Entergy's nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through most of 2010. It will be necessary for Entergy to enter into additional arrangements to acquire nuclear fuel and related services beyond 2010.  Entergy's ability to purchase nuclear fuel at reasonably predictable prices depends upon the creditworthiness and performance reliability of uranium miners, as well as upon the structure of Entergy's contracts for the purchase of nuclear fuel. For example, some of the supply under Entergy's contracts for nuclear fuel is effectively on a "mine-contingent" basis, which means that if applicable mines are unable to supply sufficient uranium, Entergy may be required to purchase some nuclear fuel from another supplier. There are a number of possible alternate suppliers that may be accessed to mitigate such an event, including potentially drawing upon Entergy's own inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. The market for uranium supply became extremely limited in 2006 and 2007, but this supply shortfall was substantially eliminated in 2008 and 2009. Market prices for uranium concentrates rose from about $7 per pound in December 2000 to a 2007 range of $70 to $135 per pound.  In 2008, however, market prices for uranium concentrates ranged from $45 to $90 per pound and from January 1, 2009 through December 31, 2009 ranged from $40 to $55 per pound.  The recent higher nuclear fuel market prices of 2006-2009 compared to the 2000-2005 period affect the U.S. nuclear utility industry, including Entergy, first in cash flow requirements for fuel acquisition, and then, some time later, in nuclear fuel expenses. For example, for a nuclear fleet the size of Entergy's, the current market value of annual enriched

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy uranium requirements has increased by several hundred million dollars compared to about five years ago. As nuclear fuel installed in the core in nuclear power plants is replaced fractionally over an approximate five-year period, nuclear fuel expense is beginning to, and will eventually with a time lag, reflect current market prices and can be expected to increase from the previously reported industry levels of about 0.5 cents per kWh to closer to 1.0 cent per kWh. Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S.  Entergy's nuclear fuel contract portfolio has provided a degree of price hedging against the full extent of market prices through 2010, but market trends will eventually affect the costs of all nuclear plant operators.  Entergy is dependent on the continued performance by suppliers of their obligations under their long-term agreements and Entergy’s ability to manage these risks by purchasing uranium from a diversified mix of sellers located in a diversified mix of countries.  Entergy’s financial results could be materially adversely affected if Entergy is unable to successfully manage these risks and any one major supplier fails to fulfill its contractual obligations and Entergy is unable to find other suppliers that can perform under terms that allow Entergy to achieve the same level of profitability. As a result of the failure of a major supplier to meet its contractual obligations or Entergy’s ability to manage such a risk, Entergy may face higher costs to secure other suppliers, which may have a material adverse effect on the results of operations, financial condition and liquidity of the Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries face the risk that the Nuclear Regulatory Commission will change or modify its regulations or suspend or revoke their licenses, which could materially adversely affect Entergy's and their results of operations, financial condition and liquidity.

Under the Atomic Energy Act and Energy Reorganization Act, the NRC regulates the operation of nuclear power plants. The NRC may modify, suspend or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations or the terms of the licenses for nuclear facilities. A change in the Atomic Energy Act or the applicable regulations or licenses may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and could materially adversely affect the results of operations, liquidity or financial condition of Entergy (through its ownership of the Non-Utility Nuclear subsidiaries), its Utility operating companies, System Energy or the Non-Utility Nuclear subsidiaries.  Events at nuclear plants owned by others, as well as those owned by one of these companies, may cause the NRC to initiate such actions.  As a result, if an incident were to occur at any nuclear generating unit –whether an Entergy nuclear generating unit or not - it could materially adversely affect the financial condition, results of operations and liquidity of Entergy, certain of the Utility operating companies, System Energy or the Non-Utility Nuclear subsidiaries.

A failure to obtain renewed licenses for the continued operation of Entergy’s nuclear power plants could have a material adverse effect on Entergy's operations and could lead to an increase in depreciation rates or an acceleration of the timing for the funding of decommissioning obligations.

The license renewal and related processes for Entergy's nuclear power plants has been and may continue to be the subject of significant public debate and regulatory and legislative review and scrutiny at the federal and, in certain cases, state level.   The operating licenses for Vermont Yankee, Pilgrim, Indian Point 2 and Indian Point 3 expire between 2012 and 2015. Various parties have expressed opposition to the pending license renewal applications.  There is an ongoing proceeding before the Atomic Safety and Licensing Board of the NRC and contentions have been admitted for litigation regarding the Indian Point license renewals. The Atomic Safety and Licensing Board has completed its proceedings regarding

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Vermont Yankee, but the New England Coalition filed a petition for NRC review of the Atomic Safety Licensing Board’s decision on July 23, 2009. Finally, with respect to the Pilgrim license renewal, the NRC has issued decisions resolving most of the issues that were previously on appeal, but the NRC has asked for further briefing regarding one final issue, which could later be referred back for further proceedings before the Atomic Safety and Licensing Board. In addition, a group of environmental and civic organizations has filed a petition with the NRC seeking a suspension of the currently pending license renewal proceedings for Indian Point, Pilgrim and Vermont Yankee.

In relation to Indian Point 2 and Indian Point 3, the New York Department of Environmental Conservation has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process. Indian Point also must obtain a Coastal Zone Management Act consistency determination from the New York Department of State prior to getting its renewed license.

In addition to the NRC license renewal process with respect to Vermont Yankee, under Vermont law the Vermont Public Service Board will need to amend the certificate of public good held by Entergy Vermont Yankee, LLC and Entergy Nuclear Operations, Inc., which also requires Vermont legislative approval, and the Vermont Public Service Board and the Vermont legislature must approve and the Vermont Public Service Board must issue a certificate of public good for the continued operation of Vermont Yankee and storing of spent fuel generated in Vermont after March 21, 2012. An application has been filed with the Vermont Public Service Board (as required by Vermont law) for approval of continued operation and storage of spent nuclear fuel generated after that date. During its 2009 session, which concluded in May, several committees of the Vermont General Assembly held hearings on Vermont Yankee, but no bill or resolution was introduced for approval of continued operation and storage of spent nuclear fuel generated after March 21, 2012.  In January 2010, the Governor of the State of Vermont issued a statement indicating he would not ask the Vermont General Assembly to consider the Vermont Yankee license renewal during its 2010 session, based on the discovery of tritium leakage from Vermont Yankee, concerns about miscommunication by Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations related to underground piping at Vermont Yankee carrying radionuclides, and other issues including decommissioning.  Notwithstanding the Governor's position, on February 24, 2010, a bill to approve the continued operation of Vermont Yankee was advanced to a vote by the Vermont Senate leadership and defeated by a margin of 26 to 4.  This vote does not preclude the Vermont Senate from voting again on a similar bill in the future.

If the NRC does not renew the operating licenses for one or more of Entergy's nuclear power plants, or the states in which Entergy’s nuclear power plants are located do not otherwise take the necessary actions for the continued operation of these plants, to the extent applicable, Entergy’s results of operations could be materially adversely affected by loss of revenue associated with the plant or plants, potential impairments of the carrying value of the plants, increased depreciation rates, and an accelerated need for decommissioning funds, which could require additional funding. In addition, Entergy may incur increased operating costs depending on any conditions that may be imposed in connection with license renewal.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries  are exposed to risks and costs related to operating and maintaining their  aging nuclear power plants, and their failure to maintain operational efficiency at their nuclear power plants could materially adversely affect Entergy's and  their results of operations, financial condition and liquidity.

The nuclear generating units owned by certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear business began commercial operations in the 1970s-1980s.  Older equipment may require significant capital expenditures to keep each of these nuclear power plants operating efficiently. This equipment is also likely to require periodic upgrading and improvement.  Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures, could result in reduced profitability.  Operations at any of the nuclear generating units owned and operated by Entergy's subsidiaries could degrade to the point where the affected unit needs to be shut down or operated at less than full capacity. If this were to happen, identifying and correcting the causes may require significant time and expense. A decision may be made to close a unit rather than incur the expense of restarting it or returning the unit to full capacity. For the Non-Utility Nuclear subsidiaries, this could result in lost revenue and increased fuel and purchased power expense to meet supply commitments and penalties for failure to perform under their contracts with customers.  Moreover, Entergy is becoming more dependent on fewer suppliers for key parts of Entergy's nuclear power plants that may need to be replaced or refurbished.  This dependence on a reduced number of suppliers could result in delays in obtaining qualified replacement parts and, therefore, greater expense for Entergy.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The costs associated with the storage of the spent nuclear fuel of certain of the Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries, as well as the costs of and their ability to fully decommission their nuclear power plants, could be significantly affected by the timing of the opening of a spent nuclear fuel storage facility, as well as interim storage and transportation requirements.

Certain of the Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries incur costs on an annual basis for the on-site storage of spent nuclear fuel.  The approval of a national repository for the storage of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, and the timing of such facility opening, will significantly affect the costs associated with storage of spent nuclear fuel.  For example, while the DOE is required by law to proceed with the licensing of Yucca Mountain and, after the license is granted by the NRC, to construct the repository and commence the receipt of spent fuel, the Obama administration has cut the budget for the Yucca Mountain project, and has made various statements that Yucca Mountain will not be the solution for spent fuel storage. These actions are likely to prolong the time before spent fuel is removed from Entergy’s plant sites. Because the DOE has not accomplished its objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. Furthermore, Entergy is uncertain as to when the DOE plans to commence acceptance of spent fuel from its facilities for storage or disposal. As a result, continuing future expenditures will be required to increase spent fuel storage capacity at its nuclear sites. The costs of on-site storage are also affected by regulatory requirements for such storage and will be subject to the costs of transportation to a permanent storage facility. In addition, the availability of a repository for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.

Certain of the Utility operating companies, System Energy, and Entergy's Non-Utility Nuclear subsidiaries  may be required to pay substantial retrospective premiums imposed under the Price-Anderson Act in the event of a nuclear incident, and losses not covered by insurance could have a material adverse effect on Entergy's and their results of operations, financial condition or liquidity.

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere. The consequences of an accident can be severe and include personal injury, loss of life and property damage.  The Price-Anderson Act limits each reactor owner's public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool of up to approximately $117.5 million per reactor.  With 104 reactors currently participating, this translates to a total public liability cap of approximately $12.2 billion per incident.  The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As required by the Price-Anderson Act, the Utility operating companies, System Energy, and Non-Utility Nuclear subsidiaries carry the maximum available amount of primary nuclear liability insurance with American Nuclear Insurers (currently $375 million for each operating site).  Claims for any nuclear incident exceeding that amount are covered under the retrospective premiums paid into the secondary insurance pool.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the $375 million in primary insurance coverage, each owner of a nuclear plant reactor, including Entergy's Utility operating companies, System Energy, and the Non-Utility Nuclear plant owners, regardless of fault or proximity to the incident, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the $375 million primary level, up to a maximum of $117.5 million per reactor per incident (Entergy's maximum total contingent obligation per incident is $1.3 billion).  The retrospective premium payment is currently limited to $17.5 million per year per reactor until the aggregate public liability for each licensee is paid up to the $117.5 million cap. Nuclear accident damage to on-site facilities is covered by Nuclear Electric Insurance Limited up to the limits of the primary and excess property policies in force at the time of the accident.  As an owner of nuclear power plants, Entergy participates in these mandatory industry self-insurance programs and could be liable to fund claims should a plant owned by a different company experience a major event.  Any resulting liability from a nuclear accident may exceed any of the Utility operating companies', System Energy's, or the Non-Utility Nuclear subsidiaries' primary insurance coverage, and require contribution of additional funds through the industry-wide program that could significantly affect the results of operations, financial condition or liquidity of Entergy, certain of the Utility operating companies, System Energy or the Non-Utility Nuclear subsidiaries.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Market performance and other changes may decrease the value of assets in the decommissioning trusts, which then could require significant additional funding.

Owners of nuclear generating plants have an obligation to decommission those plants. Certain of the Utility operating companies, System Energy and the Non-Utility Nuclear subsidiaries maintain decommissioning trust funds for this purpose.  Certain of the Utility operating companies collect funds from their customers, which are deposited into the trusts covering the units operated for or on behalf of those companies. Those rate collections are based upon operating license lives as well as estimated trust fund earnings and decommissioning costs. In connection with the acquisition of certain nuclear plants, the Entergy Non-Utility Nuclear subsidiaries also acquired decommissioning trust funds that are funded in accordance with NRC regulations.  Assets in these trust funds are subject to market fluctuations, will yield uncertain returns that may fall below projected return rates, and may result in losses resulting from the recognition of impairments of the value of certain securities held in these trust funds.  As part of the Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades/Big Rock Point purchases, the former owners transferred decommissioning trust funds, along with the liability to decommission the plants, to Entergy. As part of the Indian Point 1 and 2 purchase, Entergy also funded an additional $25 million to a supplemental ecommissioning trust fund.  As part of the Palisades transaction, Non-Utility Nuclear assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan. Once the spent fuel is removed from the site, Non-Utility Nuclear will dismantle the spent fuel storage facility and complete site decommissioning.  Non-Utility Nuclear expects to fund this activity from operating revenue, and Entergy is providing $5 million in credit support to provide financial assurance for this obligation to the NRC.

In 2008, Entergy experienced declines in the market value of assets held in the trust funds for meeting its decommissioning funding assurance obligations for its plants.  This decline adversely affected Entergy’s ability to demonstrate compliance with the NRC’s requirements for providing financial assurance for decommissioning funding for some of its plants.  In June 2009, the NRC issued letters indicating that the NRC staff had concluded that there were shortfalls in the amount of decommissioning funding assurance provided for Indian Point 2, Vermont Yankee, Palisades, Waterford 3, and River Bend. The NRC staff subsequently conducted a telephone conference with Entergy on this issue and, in August 2009, Entergy submitted a plan for addressing the identified shortfalls.  In its submittal, Entergy provided updated analyses to the NRC indicating that there was no current shortfall in the amounts of the required decommissioning funding assurance for Palisades and Indian Point 2, based upon the trust fund balances as of July 31, 2009 and an analysis of the costs that would be incurred if Entergy elected to use a sixty-year period of safe storage for decommissioning, as permitted by the NRC's rules.  In December 2009 the NRC accepted the analyses regarding Palisades and Indian Point and, with respect to each plant, the NRC concluded that no further action was required.  For Vermont Yankee, Entergy concluded that, when using the July 31, 2009 trust fund balance, and based on an analysis of the costs that would be incurred if Entergy elected to use a sixty year period of safe storage for decommissioning as permitted by the NRC’s rules, there was a shortfall of approximately $58 million, which could be satisfied with a cash contribution to a decommissioning trust of approximately $51 million, or by using another financial assurance mechanism in the amount of approximately $58 million.  In September 2009, the NRC requested further information regarding plans to address the shortfall in decommissioning funding assurance for Vermont Yankee, which Entergy provided in October 2009.  Based on the trust fund balance as of September 30, 2009, the shortfall had decreased from $58 million to $40 million.  This $40 million shortfall was satisfied with a $40 million guarantee from Entergy Corporation that was effective as of December 31, 2009.  For Waterford 3 and River Bend, Entergy made the appropriate filings by December 31, 2009 with its retail regulators that request decommissioning funding from ratepayers to address the shortfalls identified by the NRC.

An early plant shutdown, poor investment results (depending on the performance of and volatility in the capital markets) or higher than anticipated decommissioning costs could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that the Non-Utility Nuclear subsidiaries may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  For further information regarding nuclear decommissioning costs, see the "Critical Accounting Estimates – Nuclear Decommissioning Costs" section of Management's Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy and Note 9 to the financial statements.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

New or existing safety concerns regarding operating nuclear power plants and nuclear fuel could lead to restrictions upon the operation of Entergy’s nuclear power plants.

New and existing concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the northeastern United States, which is where five of the six units in the current fleet of Non-Utility Nuclear generating units are located.  These concerns have led to, and are expected to continue to lead to, various proposals to Federal regulators and governing bodies in some localities where Entergy's subsidiaries own nuclear generating units for legislative and regulatory changes that could lead to the shut-down of nuclear units, denial of license renewal applications, municipalization of nuclear units, restrictions on nuclear units as a result of unavailability of sites for spent nuclear fuel storage and disposal, or other adverse effects on owning and operating nuclear generating units.  Entergy vigorously responds to these concerns and proposals.  If any of the existing proposals, or any proposals that may arise in the future with respect to legislative and regulatory changes, become effective, they could have a material adverse effect on Entergy's results of operations, financial condition and liquidity.

(Entergy Corporation)

The decommissioning trust fund assets for the nuclear power plants owned by Entergy's Non-Utility Nuclear subsidiaries may not be adequate to meet decommissioning obligations if one or more of their nuclear power plants is retired earlier than the anticipated shutdown date or if current regulatory requirements change which then could require additional funding.

Under Nuclear Regulatory Commission regulations, Entergy is permitted to project the Nuclear Regulatory Commission-required decommissioning amount based on a Nuclear Regulatory Commission formula and the amount in each of its Non-Utility Nuclear nuclear power plant's decommissioning trusts. The projections are made based on the scheduled shutdown date and the mid-point of the subsequent decommissioning process for each of  these nuclear power plants, with the earliest scheduled shutdown being Vermont Yankee in 2012. As a result, if the projected amount of our decommissioning trusts exceeds the projected Nuclear Regulatory Commission-required decommissioning amount, then its decommissioning obligations are considered to be funded in accordance with Nuclear Regulatory Commission regulations. In the event the Nuclear Regulatory Commission's formula does not sufficiently reflect the actual costs Entergy would be required to incur to decommission these nuclear power plants, additional resources would be required. Furthermore, depending upon the level of funding available in the trust funds, the Nuclear Regulatory Commission may not permit the trust funds to be used to pay for related costs such as the management of spent nuclear fuel that are not included in the formula. The Nuclear Regulatory Commission may also require that separate financial assurances be provided as part of a plan for the funding of spent fuel management costs. In addition to Nuclear Regulatory Commission requirements, certain of the states in which Entergy's Non-Utility Nuclear nuclear power plants are located have imposed other decommissioning related obligations, which Entergy believes it will be able to satisfy.

With respect to the decommissioning trusts for Vermont Yankee, Indian Point 2 and Palisades, the total amount in each of those trusts as of December 31, 2009 would not have been sufficient to initiate and complete the immediate near-term decommissioning of the respective unit as of such date, but rather the funds would have been sufficient to place the unit in a condition of safe storage status pending future completion of decommissioning. For example, if Entergy had decided to shutdown and immediately begin decommissioning one of those nuclear power plants on December 31, 2009, its trust funds for the plant would have been insufficient and Entergy would have been required to rely on other capital resources to fund the entire decommissioning obligations unless the completion of decommissioning could be deferred during some number of years of safe storage status. Thus, if Entergy decides to shutdown one of these nuclear power plants earlier than the scheduled shutdown date, Entergy may be unable to rely upon only the decommissioning trust to fund the entire decommissioning obligations, which would require it to obtain funding from other sources.

Further, federal or state regulatory changes, including mandated increases in decommissioning funding, may also increase the funding requirements of, or accelerate the timing for funding of, the obligations related to the decommissioning of its Non-Utility Nuclear nuclear power plants. As a result, under any of these circumstances, Entergy's results of operations, liquidity and financial condition could be materially adversely affected.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The nuclear power plants owned by Entergy's Non-Utility Nuclear business will be exposed to price risk to the extent they must compete for the advance sale of energy and capacity or accept spot prices in the day-ahead markets.

Entergy and its subsidiaries are not guaranteed any rate of return on their capital investments in non-utility regulated businesses. In particular, the sale of capacity and energy from the nuclear power plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices.  As of December 31, 2009, the nuclear power generation plants owned by Entergy's Non-Utility Nuclear business had sold forward 88%, 74%, 32%, 18% and 17% of its generation portfolio's planned energy output for 2010, 2011, 2012, 2013, and 2014, respectively.  Many of Entergy’s Non-Utility Nuclear business’s existing long-term contracts expire by the end of 2012.  The obligations under most of these agreements are contingent on a generating asset that is operating; if the generation asset is not operating, the seller generally is not liable for damages.  For some unit-contingent obligations, however, there is also a guarantee of availability that provides for the payment to the power purchaser of contract damages, if incurred, in the event the unit owner fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold. In addition, for those obligations that are not unit-contingent, the unit owner will be required to pay the purchaser the difference between the market price at the delivery point and the contract price, and the amount of such payments could be substantial.

Market prices may fluctuate substantially sometimes over relatively short periods of time and at other times experience sustained increases or decreases.  Demand for electricity and its fuel stock can fluctuate dramatically, creating periods of substantial under- or over-supply.  During periods of over-supply, prices might be depressed. Also, from time to time there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, credit requirements, bidding rules and other mechanisms to address volatility and other issues in these markets.

The price that different counterparties offer for forward sales is influenced both by market conditions as well as the contract terms such as damage provisions, credit support requirements and the number of available counterparties interested in contracting for the desired forward period.  Depending on differences between market factors at the time of contracting versus current conditions, Non-Utility Nuclear's contract portfolio may have average contract prices above or or below current market prices, including at the expiration of the contracts, which could significantly affect Non-Utility Nuclear's results of operations, financial condition and liquidity.

Among the factors that could affect market prices for electricity and fuel, all of which are beyond Entergy's control to a significant degree, are:

•
prevailing market prices for natural gas, uranium (and its conversion, enrichment and fabrication), coal, oil, and other fuels used in electric generation plants, including associated transportation costs, and supplies of such commodities;

•	seasonality;
•	availability of competitively priced alternative energy sources and the requirements of a renewable portfolio standard;
•	changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products;
•
liquidity in the general wholesale electricity market, including the number of creditworthy counterparties available and interested in entering into forward sales agreements for Entergy’s full hedging term;

•
the actions of external parties, such as the FERC and local independent system operators and other state or Federal energy regulatory bodies, that may impose price limitations and other mechanisms to address some of the volatility in the energy markets;

•	transmission or fuel transportation constraints, inoperability or inefficiencies;
•	the general demand for electricity, which may be significantly affected by regional economic conditions;
•	weather conditions affecting demand for electricity or availability of hydroelectric power or fuel supplies;
•	the rate of growth in demand for electricity as a result of population changes, regional economic conditions and the implementation of conservation programs;

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

•	regulatory policies of state agencies that affect the willingness of Entergy's Non-Utility Nuclear customers to enter into long-term contracts generally, and contracts for energy in particular;
•
increases in supplies due to actions of current Entergy Non-Utility Nuclear competitors or new market entrants, including the development of new generation facilities, expansion of existing generation facilities, the disaggregation of vertically integrated utilities and improvements in transmission that allow additional supply to reach Entergy's Non-Utility Nuclear markets;

•	union and labor relations;
•
changes in Federal and state energy and environmental laws and regulations and other initiatives, including but not limited to, the price impacts of proposed emission controls such as the Regional Greenhouse Gas Initiative (RGGI); and

•	natural disasters, terrorist actions, wars, embargoes and other catastrophic events.

Entergy's Non-Utility Nuclear business is subject to substantial governmental regulation and may be adversely affected by legislative, regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

Entergy's Non-Utility Nuclear business is subject to extensive federal, state and local laws and regulation. Compliance with the requirements under these various regulatory regimes may cause the Non-Utility Nuclear business to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

Public utilities under the Federal Power Act are required to obtain FERC acceptance of their rate schedules for wholesale sales of electricity. Each of the Non-Utility Nuclear business's nuclear power plants, as well as Entergy Nuclear Power Marketing, LLC, is a "public utility" under the Federal Power Act by virtue of making wholesale sales of electric energy.  The FERC has granted these generating and power marketing companies the authority to sell electricity at market-based rates.  The FERC’s orders that grant the Non-Utility Nuclear business's generating and power marketing companies market-based rate authority reserve the right to revoke or revise that authority if the FERC subsequently determines that the Non-Utility Nuclear business can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions. In addition, the Non-Utility Nuclear business's market-based sales are subject to certain market behavior rules, and if any of its generating and power marketing companies were deemed to have violated one of those rules, they would be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of their market-based rate authority and potential penalties of up to $1 million per day per violation.  If the Non-Utility Nuclear business's generating or power marketing companies were to lose their market-based rate authority, such companies would be required to obtain the FERC’s acceptance of a cost-of-service rate schedule and could become subject to the accounting, record-keeping and reporting requirements that are imposed on utilities with cost-based rate schedules.  This could have an adverse effect on the rates the Non-Utility Nuclear business charges for power from its facilities.

The Non-Utility Nuclear business is also affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations and bidding rules imposed by the existing Independent System Operators.  The Independent System Operators that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps and other mechanisms, to address some of the volatility and the potential exercise of market power in these markets.  These types of price limitations and other regulatory mechanisms may have an adverse effect on the profitability of the Non-Utility Nuclear business's generation facilities that sell energy and capacity into the wholesale power markets.

The regulatory environment applicable to the electric power industry has undergone substantial changes over the past several years as a result of restructuring initiatives at both the state and federal levels.  These changes are ongoing and Entergy cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Non-Utility Nuclear business.  In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism and claims that the competitive marketplace is not working because energy prices in wholesale markets exceed the marginal cost of operating nuclear power plants, as well as proposals to re-regulate the markets, impose a generation tax or require divestitures by generating companies to reduce their market share.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process, which could require material changes to business planning models.  If competitive restructuring of the electric power markets is reversed, modified, discontinued or delayed, the Non-Utility Nuclear business's results of operations, financial condition and liquidity could be materially adversely affected.

General Business Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Entergy and the Utility operating companies depend on access to the capital markets and, at times, may face potential liquidity constraints, which could make it more difficult to handle future contingencies such as natural disasters or substantial increases in gas and fuel prices.  Disruptions in the capital and credit markets may adversely affect Entergy and its subsidiaries' ability to meet liquidity needs, access capital and operate and grow their businesses, and the cost of capital.

Entergy's business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies.  In addition, Entergy's and the Utility operating companies' liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy's service territory with Hurricane Katrina and Hurricane Rita in 2005 and Hurricane Gustav and Hurricane Ike in 2008.  The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, higher than expected pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected or other unknown events, such as future storms, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the capital markets more frequently in these situations may result in an increase in leverage.  Material leverage increases could negatively affect the credit ratings of Entergy and the Utility operating companies, which in turn could negatively affect access to the capital markets.

The global capital and credit markets experienced extreme volatility and disruption in the fourth quarter of 2008 and much of 2009.  The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively affect Entergy and its subsidiaries' ability to maintain and to expand their businesses.  Events beyond Entergy's control, such as the volatility and disruption in global capital and credit markets in 2008 and 2009, may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities.  Entergy and its subsidiaries are unable to predict the degree of success they will have in renewing or replacing their credit facilities as they come up for renewal.  Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities.  If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility and/or limit Entergy's ability to sustain its current common stock dividend level.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

A downgrade in Entergy Corporation's or its subsidiaries' credit ratings could negatively affect Entergy Corporation's and its subsidiaries' ability to access capital and/or could require Entergy Corporation or its subsidiaries to post collateral, accelerate certain payments or repay certain indebtedness.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

There are a number of factors that rating agencies evaluate to arrive at credit ratings for Entergy Corporation and the Registrant Subsidiaries, including the ability to cover liquidity requirements, the availability of committed external credit support, and Entergy Corporation's share repurchase program, dividend policy and other commitments for capital.  If one or more rating agencies downgrade Entergy Corporation's, any of the Utility operating companies', or System Entergy's ratings, particularly below investment grade, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease, and cash or letter of credit quality collateral demands may be triggered by the terms of a number of commodity contracts, leases and other agreements.

Most of Entergy Corporation's and its subsidiaries' large customers, suppliers and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy Corporation's or its subsidiaries' ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries. At December 31, 2009, based on power prices at that time, Entergy had $369 million of collateral in place to support Entergy Nuclear Power Marketing transactional activity, consisting primarily of Entergy Corporation guarantees, but also including $20 million of guarantees that support letters of credit and $2 million of cash collateral. As of December 31, 2009, the credit exposure associated with Non-Utility Nuclear assurance requirements could increase by an estimated amount of up to $308 million for each $1 per MMBtu increase in gas prices in both the short- and long-term markets, but because market prices have fallen below most contract prices, the credit exposure would increase by only $8 million.  In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of December 31, 2009, Entergy would have been required to provide approximately $73 million of additional cash or letters of credit under some of the agreements.  The amount of Entergy Corporation guarantees Entergy would be required to replace will fluctuate depending on changes in power prices.

The construction of, and capital improvements to, power generation facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful, the financial conditions, results of operations or liquidity of Entergy  and the Utility operating companies could be materially adversely affected.

Entergy's and the Utility operating companies' ability to complete construction of power generation facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise and escalating costs for materials, labor and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as required under their contracts, changes in the scope and timing of projects, the inability to raise capital on favorable terms, and other events beyond the control of the Utility operating companies may occur that may materially affect the schedule, cost and performance of these projects.  If these projects are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project.  For further information regarding capital expenditure plans and other uses of capital in connection with the potential construction of additional generation supply sources within the Utility operating companies' service territory, see the "Capital Expenditure Plans and Other Uses of Capital" section of Management's Financial Discussion and Analysis for Entergy and each of the Registrant Subsidiaries.

The Utility operating companies, System Energy and Entergy's Non-Utility Nuclear business may incur substantial costs to fulfill their obligations related to reliability standards, environmental, and other matters.

The businesses in which the Utility operating companies, System Energy and the Non-Utility Nuclear business operate are subject to extensive environmental regulation by local, state and Federal authorities.  These laws and regulations affect the manner in which the Utility operating companies, System Energy and the Non-Utility Nuclear business conduct their operations and make capital expenditures.  These laws and regulations also affect how the Utility operating companies, System Energy and the Non-Utility Nuclear business manage air emissions, discharges to water, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy species, hazardous materials transportation, and similar matters.  Federal, state, and local authorities continually revise these laws and regulations, and the laws and regulations are subject to judicial interpretation and to the permitting and enforcement discretion vested in the implementing agencies. Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures.  Violations of these requirements can subject the Utility operating companies, System Energy and the Non-Utility Nuclear business to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties' claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, the Utility operating companies, System Energy and the Non-Utility Nuclear business are subject to liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies, System Energy and the Non-Utility Nuclear business and of property contaminated by hazardous substances they generate.  The Utility operating companies are currently involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  The Utility operating companies, System Energy and the Non-Utility Nuclear business have incurred and expect to incur significant costs related to environmental compliance.

Emissions of nitrogen and sulfur oxides, mercury, particulates, and other regulated air contaminants from fossil-fueled generating plants are potentially subject to increased regulation, controls and mitigation expenses.  In addition, existing air regulations and programs promulgated by the EPA often are challenged legally, sometimes resulting in large-scale changes to anticipated regulatory regimes.  Risks relating to global climate change and initiatives to compel CO2 emission reductions are discussed below.

Entergy's business is also subject to extensive and mandatory reliability standards.  Such standards, which are established by the North American Electric Reliability Corporation and the SERC Reliability Corporation, are approved by the FERC and currently are being reviewed and amended.  Significant capital expenditures for the Utility operating companies' transmission system could be required to achieve on-going compliance with the requirements under these regimes, and failure to comply with such requirements could result in the imposition of fines or civil penalties, and exposure to third party claims for alleged violations of applicable standards.  The laws and regulations are subject to judicial interpretation and to the enforcement discretion vested in the implementing agencies.  The changes to the reliability requirements applicable to the electric power industry are ongoing, and Entergy cannot predict the ultimate effect that the changing reliability requirements will have on its business.

Entergy and its subsidiaries may not be able to obtain or maintain all required environmental regulatory approvals.  If there is a delay in obtaining any required environmental regulatory approvals, or if Entergy and its subsidiaries fail to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. For further information regarding environmental regulation and environmental matters, see the "Regulation of Entergy's Business – Environmental Regulation" section of Part I Item 1.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

The effects of weather and economic conditions and the related impact on electricity and gas usage, may materially adversely affect the Utility operating companies' results of operations.

Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below moderate levels in the winter tend to increase winter heating electricity and gas demand and revenues.  As a corollary, moderate temperatures tend to decrease usage of energy and resulting revenues. Seasonal pricing differentials, coupled with higher consumption levels, typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters.  Extreme weather conditions or storms,  however, may stress the Utility operating companies' generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on their ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction.  These extreme conditions could have a material adverse effect on the Utility operating companies' financial condition, results of operations and liquidity.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Industrial sales volume was depressed in the latter part of 2008 and through most of 2009, in part because the overall economy declined, with lower usage across the industrial sector affecting both the large customer industrial segment as well as small and mid-sized industrial customers.  Despite the apparently improving economic conditions in the service territories of the Utility operating companies in the fourth quarter of 2009, it  is possible that continued or recurrent poor economic conditions, combined with increasing rates in certain of the Utility operating companies' service territories, could result in slower or declining sales growth and increased bad debt expense relative to recent years, which could materially adversely affect Entergy's and the Utility operating companies' results of operations, financial condition and liquidity.

The effects of climate change and environmental and regulatory obligations intended to compel CO2 emission reductions could materially adversely affect the financial condition, results of operations and liquidity of Entergy and the Utility operating companies.

In an effort to address climate change concerns, Federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, in response to the United States Supreme Court's 2007 decision holding that the EPA has authority to regulate emissions of CO2 and other "greenhouse gases" under the Clean Air Act, the EPA, various environmental interest groups and other organizations are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  Developing and implementing plans for compliance with CO2 emissions reduction requirements can lead to additional capital, personnel, and operation and maintenance expenditures. Violations of such requirements may subject Entergy and the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties' claims for alleged health or property damages or for violations of applicable permits or standards.  To the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be resisted by Entergy's regulators and, in extreme cases, Entergy's regulators might deny or defer timely recovery of these costs.  Future changes in environmental regulation governing the emission of CO2 and other "greenhouse gases" could make some of Entergy's electric generating units uneconomical to maintain or operate, and could increase the difficulty that Entergy and its subsidiaries have with obtaining or maintaining required environmental regulatory approvals, which could also materially adversely affect the financial condition, results of operations and liquidity of Entergy and the Utility operating companies.  In addition, several lawsuits currently are pending against emitters of greenhouse gases alleging that these companies are liable for personal injuries and property damage caused by climate change.  These lawsuits seek injunctive relief, monetary compensation and punitive damages.

In addition to the regulatory and financial risks associated with climate change discussed above, physical risks from climate change include an increase in sea level, wetland and barrier island erosion, risks of flooding and changes in weather conditions, such as changes in precipitation, average temperatures and potential increased impacts of extreme weather conditions or storms.  Entergy owns assets in, and serves, communities that are at risk from sea level rise, changes in weather conditions, storms and loss of the protection offered by coastal wetlands.  A significant portion of the nation’s oil and gas infrastructure is located in these areas and susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.

These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on the Entergy System's ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction.  Also, to the extent that climate change adversely impacts the economic health of a region or results in energy conservation or demand side management programs, it may adversely impact customer demand and revenues.  Such physical or operational risks could have a material adverse effect on Entergy's and the Utility operating companies' financial condition, results of operations and liquidity.

Entergy and its subsidiaries may not be adequately hedged against changes in commodity prices, which could materially adversely affect Entergy's and its subsidiaries' results of operations, financial condition and liquidity.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

To manage their near-term financial exposure related to commodity price fluctuations, Entergy and its subsidiaries may enter into contracts to hedge portions of their purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, uranium (and its conversion), lignite, coal, refined products, and other commodities, within established risk management guidelines.  As part of this strategy, Entergy and its subsidiaries may utilize fixed- and variable-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges.  However, Entergy and its subsidiaries normally cover only a portion of the exposure of their assets and positions to market price volatility, and the coverage will vary over time.  In addition, Entergy also elects to leave certain volumes during certain years unhedged.  To the extent Entergy and its subsidiaries have unhedged positions, fluctuating commodity prices can materially adversely affect Entergy's and its subsidiaries' results of operations and financial position.

Although Entergy and its subsidiaries devote a considerable effort to these risk management strategies, they cannot eliminate all the risks associated with these activities.  As a result of these and other factors, Entergy and its subsidiaries cannot predict with precision the impact that risk management decisions may have on their business, results of operations or financial position.

Entergy has guaranteed or indemnified the performance of a portion of the obligations relating to hedging and risk management activities. Reductions in Entergy's or its subsidiaries' credit quality or changes in the market prices of energy commodities could increase the cash or Letter of Credit quality collateral required to be posted in connection with hedging and risk management activities, which could materially affect Entergy's or its subsidiaries' liquidity and financial position.

The Utility operating companies and Entergy's Non-Utility Nuclear business are exposed to the risk that counterparties may not meet their obligations, which may materially adversely affect the Utility operating companies' and Non-Utility Nuclear's business.

Entergy's Utility operating companies' and its Non-Utility Nuclear subsidiaries' hedging and risk management activities are exposed to the risk that counterparties that owe Entergy and its subsidiaries money, energy, or other commodities will not perform their obligations. Currently, some hedging agreements contain provisions that require the counterparties to provide credit support to secure their obligations to Entergy or its subsidiaries. If the counterparties to these arrangements fail to perform, Entergy or its subsidiaries might be forced to act on the credit support provided and acquire alternative hedging arrangements or draw on the credit support provided by the counterparties, which credit support may not always be adequate to cover the related obligations. In such event, Entergy and its subsidiaries might incur losses in addition to amounts, if any, already paid to the counterparties. In addition, the credit commitments of Entergy's lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could materially adversely affect the adequacy of its liquidity sources.

New legislation may subject the Utility operating companies and Entergy’s Non-Utility Nuclear business to governmental regulation of energy derivatives used in hedging and risk management transactions, which may  materially adversely affect the Utility operating companies’ and Entergy’s  Non-Utility Nuclear business.

New legislation may subject the Utility operating companies and Entergy’s Non-Utility Nuclear business to governmental regulation relating to certain hedging transactions. For example, Congress is considering legislation to impose restrictions on the use of over-the-counter derivatives, including energy derivatives. The United States House of Representatives passed its version of the legislation (H.R. 4173, Title III) on December 11, 2009. If such legislation becomes law, Entergy’s subsidiaries could potentially face higher costs to hedge their risks, fewer potential counterparties still active in the newly regulated marketplace, and increased liquidity requirements. Under the proposed legislation, hedging and other risk management transactions conducted by the Utility operating companies and Entergy’s Non-Utility Nuclear business would be regulated by the Commodity Futures Trading Commission. If such legislation were to become law without the addition of appropriate exemptions for energy transactions and energy markets, then Entergy believes that the forward hedging strategies and other risk management activities of its subsidiaries could either be curtailed or become significantly more expensive. A substantial number of these hedge transactions currently used by Entergy’s subsidiaries rely upon bilaterally negotiated contracts that are unsecured or utilize corporate guarantees or fixed credit support

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy structures. If Entergy’s subsidiaries were to be required to “clear” their transactions, or to post margin based on the mark-to-market forward price of power (as margin is calculated by Commodity Futures Trading Commission-regulated exchanges and clearing entities), then these subsidiaries would need to arrange a substantial amount of additional liquidity in order to maintain their current level of hedging and risk management activities.

Market performance and other changes may decrease the value of benefit plan assets, which then could require significant additional funding.

The performance of the capital markets affects the values of the assets held in trust under Entergy's pension and postretirement benefit plans. A decline in the market value of the assets may increase the funding requirements relating to Entergy's benefit plan liabilities. The recent significant volatility in the capital markets has affected the market value of these assets, which may affect Entergy's planned levels of contributions in the future. Additionally, changes in interest rates affect the liabilities under Entergy's pension and postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. The funding requirements of the obligations related to the pension benefit plans can also increase as a result of changes in retirement rates, life expectancy assumptions, or Federal regulations.  Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act of 2006 as a result of these discussions and efforts may affect the level of Entergy's pension contributions in the future. For further information regarding Entergy's pension and other postretirement benefit plans, reference is made to the "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" section of Management's Financial Discussion and Analysis for Entergy and each of its Registrant Subsidiaries and Note 11 to the consolidated financial statements.

The litigation environment in the states in which certain Entergy subsidiaries operate poses a significant risk to those businesses.

Entergy and its subsidiaries are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, asbestos, hazardous material and ratepayer matters, and injuries and damages issues, among other matters. States in which the Utility operating companies operate, in particular Louisiana, Mississippi and Texas, have proven to be unusually litigious environments.  Judges and juries in these states have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases.  Entergy and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in these states poses a significant business risk.

Terrorist attacks, future war or risk of war may adversely affect Entergy's results of operations.

As power generators, Entergy and its subsidiaries face heightened risk of an act of terrorism, either as a direct act against one of Entergy's generation facilities or an act against the transmission and distribution infrastructure used to transport power which affects its ability to operate.  If such an attack were to occur, Entergy's business, financial condition and results of operations could be materially adversely affected.  The risk of terrorist attacks also may cause Entergy to incur increased capital and operating costs to implement increased security for its nuclear power plants, such as additional physical facility security and additional security personnel.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy's, the Utility operating companies' and System Energy's results of operations, financial condition and liquidity.

Entergy and its subsidiaries make judgments regarding the potential tax effects of various financial transactions and results of operations to estimate their obligations to taxing authorities.  These tax obligations include income, franchise, real estate, sales and use and employment-related taxes.  These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken.  Entergy and its subsidiaries also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy benefits have already been reflected in the financial statements.  Changes in Federal, state, or local tax laws, adverse tax audit results or adverse tax rulings on positions taken by Entergy and its subsidiaries could negatively affect Entergy's, the Utility operating companies' and System Energy's results of operations, financial condition and liquidity.  For further information regarding Entergy's accounting for tax obligations, reference is made to Note 3 to the financial statements.

(Entergy Gulf States Louisiana and Entergy New Orleans)

The effect of higher purchased gas cost charges to customers may adversely affect Entergy Gulf States Louisiana's and Entergy New Orleans' results of operations and liquidity.

Gas rates charged to customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy Gulf States Louisiana or Entergy New Orleans, and distribution charges, which provide a return or profit to the utility.  Distribution charges are affected by the amount of gas sold to customers. Purchased gas cost charges, which comprise most of a customer's bill and may be adjusted quarterly, represent gas commodity costs that Entergy Gulf States Louisiana or Entergy New Orleans recovers from its customers.  Entergy Gulf States Louisiana's or Entergy New Orleans' cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers occurs.  When purchased gas cost charges increase substantially reflecting higher gas procurement costs incurred by Entergy Gulf States Louisiana or Entergy New Orleans, customer usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy Gulf States Louisiana or Entergy New Orleans.

(System Energy)

System Energy owns and operates a single nuclear generating facility, and it is dependent on affiliated companies for all of its revenues.

System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy and are payable on a full cost-of-service basis only so long as Grand Gulf remains in commercial operation.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which is currently due to expire on November 1, 2024.  System Energy's financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf.  For information regarding the Unit Power Sales Agreement and certain other agreements relating to the Entergy System companies' support of System Energy (including the Capital Funds Agreement), see the "Grand Gulf - Related Agreements" section of Note 8 to the financial statements and the "Utility - System Energy and Related Agreements" section of Part I Item 1.

(Entergy Corporation)

Entergy Corporation's holding company structure could limit its ability to pay dividends.

Entergy Corporation is a holding company with no material assets other than the stock of its subsidiaries. Accordingly, all of its operations are conducted by its subsidiaries.  Entergy Corporation's ability to pay dividends on its common stock depends on the payment to it of dividends or distributions by its subsidiaries. The payments of dividends or distributions to Entergy Corporation by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings.  Provisions in the organizational documents, indentures for debt issuances and other agreements of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends to Entergy Corporation.  For further information regarding dividend or distribution restrictions to Entergy Corporation, reference is made to the "COMMON EQUITY – Retained Earnings and Dividend Restrictions" section of Note 7 to the financial statements.

Entergy Corporation's proposed spin-off of its Non-Utility Nuclear business is subject to risks inherent to a large-scale transaction subject to regulatory approvals and the completion of complex financings.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The proposed spin-off of Entergy Corporation's Non-Utility Nuclear business is subject to multiple risks and uncertainties, including the risk that the spin-off will not be consummated, the risk that the financing transactions contemplated as part of the spin-off cannot be consummated on terms and conditions acceptable to Entergy Corporation or the risk that state and Federal regulatory jurisdictions may impose conditions to the transaction not acceptable to Entergy Corporation.  If the spin-off is consummated, it is possible that Entergy Corporation or Enexus Energy Corporation, the wholly-owned subsidiary of Entergy whose shares will be distributed in the spin-off , may not achieve the full strategic and financial benefits that they expect will result from the transaction or that such benefits may be delayed or not occur due to unforeseen changes in market and economic conditions or other events.  As a result, the aggregate market price of the common stock of Entergy Corporation and Enexus Energy Corporation as separate companies could be less than the market price of Entergy Corporation's common stock if the spin-off had not occurred.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2009 Compared to 2008

Net income increased $19.7 million primarily due to lower other operation and maintenance expenses and a lower effective income tax rate, partially offset by lower net revenue, higher depreciation and amortization expenses, higher nuclear refueling outage expenses, and higher interest expense.

2008 Compared to 2007

Net income decreased $92.0 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, and a higher effective income tax rate, partially offset by higher net revenue.  The higher other operation and maintenance expenses resulted primarily from the write-off of approximately $70.8 million of costs as a result of the December 2008 Arkansas Court of Appeals decision in Entergy Arkansas' 2006 base rate case.  The 2006 base rate case is discussed in more detail in Note 2 to the financial statements.

Net Revenue

2009 Compared to 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2009 to 2008.

Amount
(In Millions)

2008 net revenue	$1,117.9
Provision for regulatory proceedings	(26.1)
Volume/weather	(24.4)
Retail electric price	26.5
Other	8.5
2009 net revenue	$1,102.4

The provision for regulatory proceedings variance is primarily due to provisions recorded in 2009.  See Note 2 to the financial statements for a discussion of regulatory proceedings affecting Entergy Arkansas.

The volume/weather variance is primarily due to the effect of less favorable weather and an 11.6% volume decrease in industrial sales primarily in the mid to small customer class.

The retail electric price variance is primarily due to the recovery of 2008 extraordinary storm costs as approved by the APSC, effective January 2009, which is discussed in Note 2 to the financial statements.  Also contributing to the increase are increases in the capacity acquisition rider related to the Ouachita acquisition.  The net income effect of the Ouachita cost recovery is limited to a portion representing an allowed return on equity with the remainder offset by Ouachita plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $119.9 million in gross wholesale revenue due to a decrease in the average price of energy available for resale sales;
•	a decrease of $63.2 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2009 and decreased usage; and
•	a decrease of $24.4 million related to volume/weather, as discussed above.

 The decrease was offset by an increase of $90.7 million in rider revenues.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market price of purchased power.

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2008 to 2007.

Amount
(In Millions)

2007 net revenue	$1,110.6
Rider revenue	13.6
Purchased power capacity	4.8
Volume/weather	(14.6)
Other	3.5
2008 net revenue	$1,117.9

The rider revenue variance is primarily due to an Energy Efficiency rider which became effective in November 2007.  The establishment of the rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense with no effect on net income.  Also contributing to the variance was an increase in franchise tax rider revenue as a result of higher retail revenues.  The corresponding increase is in taxes other than income taxes, resulting in no effect on net income.

The purchased power capacity variance is primarily due to lower reserve equalization expenses.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales during the billed and unbilled sales periods compared to 2007 and a 2.9% volume decrease in industrial sales, primarily in the wood industry and the small customer class.  Billed electricity usage decreased 333 GWh in all sectors.  See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $114 million in gross wholesale revenue due to an increase in the average price of energy available for resale sales and an increase in sales to affiliated customers;
•
an increase of $106.1 million in production cost allocation rider revenues which became effective in July 2007 as a result of the System Agreement proceedings.  As a result of the System Agreement proceedings, Entergy Arkansas also has a corresponding increase in deferred fuel expense for payments to other Entergy system companies such that there is no effect on net income.  Entergy Arkansas makes payments over a seven-month period but collections from customers occur over a twelve-month period.  The production cost allocation rider is discussed in Note 2 to the financial statements and the System Agreement proceedings are referenced below under "Federal Regulation"; and

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

•
an increase of $58.9 million in fuel cost recovery revenues due to changes in the energy cost recovery rider effective April 2008 and September 2008, partially offset by decreased usage.  The energy cost recovery rider filings are discussed in Note 2 to the financial statements.

The increase was partially offset by a decrease of $14.6 million related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase of $106.1 million in deferred System Agreement payments, as discussed above and an increase in the average market price of purchased power.

Other Income Statement Variances

2009 Compared to 2008

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the planned maintenance and refueling outage at ANO 1 which ended in December 2008 and the planned maintenance and refueling outage at ANO 2 which ended in September 2009.

Other operation and maintenance expenses decreased primarily due to:

•
the write off in the fourth quarter 2008 of $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $16 million of removal costs associated with the termination of a lease, both in connection with the December 2008 Arkansas Court of Appeals decision in Entergy Arkansas's 2006 base rate case.  The 2006 base rate case is discussed in more detail in Note 2 to the financial statements;

•	the capitalization in 2009 of $12.5 million of Ouachita service charges previously expensed in 2008;
•
prior year storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in 2008, including Hurricane Gustav and Hurricane Ike in the third quarter 2008.  Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' rate case.  As a result, non-capital storm expenses of $41 million were charged to other operation and maintenance expenses.  In December 2008, $19.4 million of these storm expenses were deferred per an APSC order and were recovered through revenues in 2009; and

•	a decrease of $10.8 million in payroll-related and benefits costs.

The decrease was partially offset by the following:

•	an increase of $17.9 million due to higher fossil costs primarily due to a full year of Ouachita costs in 2009 and higher fossil plant outage costs in 2009;
•	an increase of $14.4 million due to the reinstatement of storm reserve accounting effective January 2009;
•	an increase of $9.6 million in nuclear expenses primarily due to increased nuclear labor and contract costs;
•	an increase in legal expenses as a result of a reimbursement in April 2008 of $7 million of costs in connection with a litigation settlement; and
•	an increase of $4.0 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $300 million of 5.40% Series first mortgage bonds in July 2008.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

2008 Compared to 2007

Other operation and maintenance expenses increased primarily due to:

•
the write-off in the fourth quarter 2008 of $52 million of costs previously accumulated in Entergy Arkansas's storm reserve and $16 million of removal costs associated with the termination of a lease, both in connection with the December 2008 Arkansas Court of Appeals decision in Entergy Arkansas's 2006 base rate case.  The 2006 base rate case is discussed in more detail in Note 2 to the financial statements;

•	an increase of $16.8 million in fossil plant expenses due to the Ouachita plant acquisition in 2008; and
•
an increase of $15 million in storm damage charges as a result of several storms hitting Entergy Arkansas' service territory in 2008, including Hurricane Gustav and Hurricane Ike in the third quarter 2008.  Entergy Arkansas discontinued regulatory storm reserve accounting beginning July 2007 as a result of the APSC order issued in Entergy Arkansas' 2006 base rate case.  As a result, non-capital storm expenses of $41 million were charged to other operation and maintenance expenses.  In December 2008, $19.4 million of these storm expenses were deferred per an APSC order and will be recovered through revenues in 2009.  See Note 2 for discussion of the APSC order.

The increase was partially offset by:

•	a decrease of $8.9 million in payroll-related and benefits costs;
•	a decrease of $8.3 million related to expenses in connection with the nuclear fleet alignment in 2007, which is discussed in more detail in Note 13 to the financial statements; and
•	a reimbursement of $7 million of costs in connection with a litigation settlement.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes as a result of higher residential and commercial revenue and an increase in ad valorem taxes due to a higher millage rate and a higher 2008 assessment.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Income Taxes

The effective income tax rates for 2009, 2008, and 2007 were 55.0%, 67.2%, and 38.1%, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$39,568	$212	$34,815

Cash flow provided by (used in):
Operating activities	384,192	460,251	366,118
Investing activities	(281,512)	(608,501)	(290,130)
Financing activities	(56,015)	187,606	(110,591)
Net increase (decrease) in cash and cash equivalents	46,665	39,356	(34,603)

Cash and cash equivalents at end of period	$86,233	$39,568	$212

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Cash flow from operations decreased $76.1 million in 2009 compared to 2008 primarily due to income tax payments of $1.4 million in 2009 compared to income tax refunds of $57.9 million in 2008 and an increase in storm spending in 2009, partially offset by a decrease of $14.1 million in pension contributions.

Cash flow from operations increased $94.1 million in 2008 compared to 2007 primarily due to income tax refunds of $57.9 million in 2008 compared to income tax payments of $21.9 million in 2007 and an increase in recovery of fuel costs, partially offset by storm restoration spending.

Investing Activities

Net cash flow used in investing activities decreased $327.0 million in 2009 compared to 2008 primarily due to the purchase of the Ouachita plant for $210 million in September 2008 and the sale of one-third of the plant for $75 million in 2009, decreases in nuclear construction expenditures resulting from various nuclear projects that occurred in 2008, and decreases in distribution and transmission construction expenditures resulting from Hurricane Gustav and Hurricane Ike in 2008.  The decrease was partially offset by an increase in distribution construction expenditures as a result of an ice storm hitting Entergy Arkansas' service territory in the first quarter 2009.

Net cash flow used in investing activities increased $318.4 million in 2008 compared to 2007 primarily due to:

•	the purchase of the Ouachita plant for $210 million in September 2008. See Note 15 to the financial statements for more details on the acquisition;
•	an increase in nuclear construction expenditures resulting from various nuclear projects in 2008;
•
an increase in distribution and transmission construction expenditures in 2008 due to Hurricane Gustav and Hurricane Ike, as well as several storms hitting Entergy Arkansas' service territory in the first quarter of 2008; and

•	money pool activity.

Increases in Entergy Arkansas' receivable from the money pool are a use of cash flow, and Entergy Arkansas' receivable from the money pool increased by $16 million in 2008 compared to decreasing by $14.3 million in 2007.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Arkansas' financing activities used $56.0 million of cash in 2009 compared to providing $187.6 million in 2008 primarily due to:

•	issuance of $300 million of 5.4% Series first mortgage bonds in July 2008;
•	an increase of $23.4 million in common stock dividends paid in 2009; and
•	money pool activity.

Decreases in Entergy Arkansas' payable to the money pool are a use of cash flow, and Entergy Arkansas' payable to the money pool decreased by $77.9 million in 2008.

Entergy Arkansas' financing activities provided $187.6 million of cash in 2008 compared to using $110.6 million in 2007 primarily due to the issuance of $300 million of 5.40% Series First Mortgage Bonds in July 2008 and a decrease of $156.7 million in common stock dividends paid in 2008, partially offset by money pool activity.

Decreases in Entergy Arkansas' payable to the money pool are a use of cash flow, and Entergy Arkansas' payable to the money pool decreased by $77.9 million in 2008 compared to increasing by $77.9 million in 2007.

See Note 5 to the financial statements for details of long-term debt.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2009	December 31, 2008

Net debt to net capital	52.8%	52.9%
Effect of subtracting cash from debt	1.2%	0.6%
Debt to capital	54.0%	53.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas' financial condition.

Uses of Capital

Entergy Arkansas requires capital resources for:

•	construction and other capital investments;
•	debt and preferred stock maturities;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	dividend and interest payments.

Following are the amounts of Entergy Arkansas' planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2010	2011-2012	2013-2014	after 2014	Total
	(In Millions)
Planned construction and
capital investment (1)	$399	$1,001	N/A	N/A	$1,400
Long-term debt (2)	$178	$152	$429	$1,841	$2,600
Capital lease payments	$-	$-	$-	$1	$1
Operating leases	$21	$40	$33	$27	$121
Purchase obligations (3)	$662	$1,017	$948	$2,177	$4,804
Nuclear fuel lease obligations (4)	$73	$102	N/A	N/A	$175

(1)
Includes approximately $193 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Arkansas, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

(4)
It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt.  If such additional financing cannot be arranged, however, Entergy Arkansas must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

In addition, Entergy Arkansas currently expects to contribute approximately $73.1 million to its pension plans and approximately $21.6 million to other postretirement plans in 2010; although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy Arkansas’ pension contributions in the future.

Also in addition to the contractual obligations, Entergy Arkansas has $178.1 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Arkansas also reflects capital required to support existing business and customer growth.  The above amounts include approximately $420 million for installation of scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant, which is discussed below.  Entergy Arkansas continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

White Bluff Coal Plant Project

In June 2005 the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 pollution control technology on certain of Entergy's coal and oil generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas' White Bluff power plant affects a Class I Area visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners.  Under current regulations, the scrubbers would have to be operational by October 2013.  Entergy filed a petition in December 2009 with the Arkansas Pollution Control and Ecology Commission requesting a variance from this deadline, however, because the EPA has not approved Arkansas' Regional Haze SIP and the EPA has recently expressed concerns about Arkansas' Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas' petition requests that, consistent with federal law, the compliance deadline be changed to as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The Arkansas Pollution Control and Ecology (PC&E) Commission adopted a procedural schedule that includes a public hearing and a comment period ending in March 2010 with the expectation that the variance could be considered at the Commission's March 26, 2010 meeting.  The timeline for EPA action on the Arkansas Regional Haze SIP is uncertain at this time.

In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In December 2009, in response to the EPA concerns regarding Arkansas' Regional Haze SIP, the APSC suspended the procedural schedule in the proceeding.

Currently, the White Bluff project is suspended, but the latest conceptual cost estimate indicated that Entergy Arkansas' share of the project could cost approximately $465 million.  The plant would continue to operate during construction, although an outage would be necessary to complete the tie in of the scrubbers.  Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis.

Ouachita Power Plant

Entergy Arkansas filed with the APSC in September 2007 for its approval of the Ouachita plant acquisition, including full cost recovery.  In June 2008 the APSC approved Entergy Arkansas' acquisition of the Ouachita plant and approved recovery of the acquisition and ownership costs through a rate rider.  The APSC also approved the planned sale of one-third of the capacity and energy to Entergy Gulf States Louisiana.  Entergy Arkansas purchased the Ouachita plant in September 2008.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

In August 2008, the LPSC issued an order approving an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase, under a life-of-unit agreement, of one-third of the capacity and energy from the 789 MW Ouachita power plant.  The LPSC's approval was subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas.  In April 2009, Entergy Gulf States Louisiana made a filing with the LPSC seeking approval of Entergy Gulf States Louisiana exercising its option to convert its purchased power agreement into the ownership interest in Unit 3 and a one-third interest in the Ouachita common facilities.  In September 2009 the LPSC, pursuant to an uncontested settlement, approved the acquisition and a cost recovery mechanism.  Entergy Gulf States Louisiana purchased Unit 3 and a one-third interest in the Ouachita common facilities for $75 million in November 2009.

Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, market volatility, economic trends, environmental compliance, and the ability to access capital.  Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly.  Entergy Arkansas' long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2009, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $461.6 million.

Sources of Capital

Entergy Arkansas' sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt or preferred stock issuances; and
•	bank financing under new or existing facilities.

Entergy Arkansas may refinance or redeem debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Arkansas require prior regulatory approval.  Preferred stock and debt issuances are also subject to issuance tests set forth in Entergy Arkansas' corporate charters, bond indentures, and other agreements.  Entergy Arkansas has sufficient capacity under these tests to meet its foreseeable capital needs.

In April 2009, Entergy Arkansas renewed its credit facility through April 2010 in the amount of $88 million.  There were no outstanding borrowings under the Entergy Arkansas credit facility as of December 31, 2009.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2009	2008	2007	2006
(In Thousands)

$28,859	$15,991	($77,882)	$16,109

In May 2007, $1.8 million of Entergy Arkansas' receivable from the money pool was replaced by a note receivable from Entergy New Orleans.  See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Entergy Arkansas has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2011, up to the aggregate amount, at any one time outstanding, of $250 million.  See Note 4 to the financial statements for further discussion of Entergy Arkansas' short-term borrowing limits.  Entergy Arkansas has also obtained an order from the APSC authorizing long-term securities issuances through December 2012.

State and Local Rate Regulation

Retail Rates

2006 Base Rate Filing

In August 2006, Entergy Arkansas filed with the APSC a request for a change in base rates.  Entergy Arkansas requested a general base rate increase (using an ROE of 11.25%), which it subsequently adjusted to a request for a $106.5 million annual increase.  In June 2007, after hearings on the filing, the APSC ordered Entergy Arkansas to reduce its annual rates by $5 million, and set a return on common equity of 9.9% with a hypothetical common equity level lower than Entergy Arkansas' actual capital structure.  For the purpose of setting rates, the APSC disallowed a portion of costs associated with incentive compensation based on financial measures and all costs associated with Entergy's stock-based compensation plans.  In addition, under the terms of the APSC's decision, the order eliminated storm reserve accounting and set an amount of $14.4 million in base rates to address storm restoration costs, regardless of the actual annual amount of future restoration costs.  The APSC's June 2007 decision left Entergy Arkansas with no mechanism to recover $52 million of costs previously accumulated in Entergy Arkansas' storm reserve and $18 million of removal costs associated with the termination of a lease.

The APSC denied Entergy Arkansas' request for rehearing of its June 2007 decision, and the base rate change was implemented August 29, 2007, effective for bills rendered after June 15, 2007.  In December 2008 the Arkansas Court of Appeals upheld almost all aspects of the APSC decision.  After considering the progress of the proceeding in light of the decision of the Court of Appeals, Entergy Arkansas recorded in the fourth quarter 2008 an approximately $70 million charge to earnings, on both a pre- and after-tax basis because these are primarily flow-through items, to recognize that the regulatory assets associated with the storm reserve costs, lease termination removal costs, and stock-based compensation are no longer probable of recovery.  In April 2009 the Arkansas Supreme Court denied Entergy Arkansas' petition for review of the Court of Appeals decision.

2009 Base Rate Filing

On September 4, 2009, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Entergy Arkansas requested a $223.2 million base rate increase that would become effective in July 2010.  The filing reflects an 11.5% return on common equity using a projected capital structure, and proposes a formula rate plan mechanism.  Proposed formula rate plan provisions include a +/- 25 basis point bandwidth, with earnings outside the bandwidth reset to the 11.5% return on common equity midpoint and rates changing on a prospective basis depending on whether Entergy Arkansas is over or under-earning.  The proposed formula rate plan also includes a recovery mechanism for APSC-approved costs for additional capacity purchases or construction/acquisition of new transmission or generating facilities.  Entergy Arkansas is also seeking an increase in its annual storm damage accrual from $14.4 million to $22.3 million.  The APSC scheduled hearings in the proceeding beginning in May 2010.

Production Cost Allocation Rider

In its June 2007 decision on Entergy Arkansas' August 2006 rate filing, the APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings.  These costs cause an increase in Entergy Arkansas' deferred fuel cost balance, because Entergy Arkansas pays the costs over seven months but collects them from customers over twelve months.  In December 2007, the APSC issued a subsequent order stating that termination of the rider would be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - System Agreement Proceedings" for a discussion of the System Agreement proceedings.

Energy Cost Recovery Rider

Entergy Arkansas' retail rates include an energy cost recovery rider.  In December 2007, the APSC issued an order stating that termination of the energy cost recovery rider would be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

In March 2009, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2009 through March 2010.  The filed energy cost rate decreased from $0.02456/kWh to $0.01552/kWh.  The decrease was caused by the following: 1) all three of the nuclear power plants from which Entergy Arkansas obtains power, ANO 1 and 2 and Grand Gulf, had refueling outages in 2008, and the previous energy cost rate had been adjusted to account for the replacement power costs that would be incurred while these units were down; 2) Entergy Arkansas had a deferred fuel cost liability from over-recovered fuel costs at December 31, 2008, as compared to a deferred fuel cost asset from under-recovered fuel costs at December 31, 2007; offset by 3) an increase in the fuel and purchased power prices included in the calculation.

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

APSC Investigations

In September 2005, Entergy Arkansas filed with the APSC an interim energy cost rate per the energy cost recovery rider, which provides for an interim adjustment should the cumulative over- or under-recovery for the energy period exceed 10 percent of the energy costs for that period.  In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim energy cost rate.  The investigation is focused on Entergy Arkansas' 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries.  In March 2006, the APSC extended its investigation to cover the costs included in Entergy Arkansas' March 2006 annual energy cost rate filing, and a hearing was held in the APSC energy cost recovery investigation in October 2006.

In January 2007, the APSC issued an order in its review of the energy cost rate.  The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs resulting from two outages caused by employee and contractor error.  The coal plant generation curtailments were caused by railroad delivery problems and Entergy has since resolved litigation with the railroad regarding the delivery problems.  The APSC staff was directed to perform an analysis with Entergy Arkansas' assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within 60 days of the order.  After a final determination of the costs is made by the APSC, Entergy Arkansas would be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider.  Entergy Arkansas requested rehearing of the order.  In March 2007, in order to allow further consideration by the APSC, the APSC granted Entergy Arkansas' petition for rehearing and for stay of the APSC order.

In October 2008, Entergy Arkansas filed a motion to lift the stay and to rescind the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas' rehearing petition and because the value for Entergy Arkansas' customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent.  The APSC staff, the AEEC, and the Arkansas attorney general support the lifting of the stay but request additional proceedings.  In December 2008, the APSC denied the motion to lift the stay pending resolution of Entergy Arkansas' rehearing request and of the unresolved issues in the proceeding.  The APSC ordered the

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

parties to submit their unresolved issues list in the pending proceeding, which the parties have done.  In February 2010 the APSC denied Entergy Arkansas' request for rehearing, and scheduled a hearing for September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.

The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concludes with testimony through September 2010.  The APSC may set a hearing in a future order, if necessary.

Storm Cost Recovery

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and has reinstated storm reserve accounting effective January 1, 2009.  A hearing on Entergy Arkansas' request is scheduled for March 2010.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities.  On January 30, 2009, the APSC issued an order inviting and encouraging electric public utilities to file specific proposals for the recovery of extraordinary storm restoration expenses associated with the ice storm.  On February 16, 2009, Entergy Arkansas filed a request with the APSC for an accounting order authorizing deferral of the operating and maintenance cost portion of Entergy Arkansas' ice storm restoration costs pending their recovery.  The APSC issued such an order in March 2009 subject to certain conditions, including that if Entergy Arkansas seeks to recover the deferred costs, those costs will be subject to investigation for whether they are incremental, prudent, and reasonable.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage restoration costs.  On February 1, 2010, Entergy Arkansas requested a financing order to issue approximately $127.5 million in storm recovery bonds, which included carrying costs of $11.7 million and $4.6 million of up-front financing costs to pay for ice storm restoration because Entergy Arkansas' analysis demonstrates retail customers will benefit from lower costs using securitization.  The APSC has established a procedural schedule that includes a hearing in April 2010 and states that the APSC will issue its final order by June 15, 2010.  Entergy Arkansas' September 2009 general rate filing also requested recovery of the January 2009 ice storm costs over 10 years if it was expected that securitization would not produce lower costs for customers, and Entergy Arkansas will remove this request if the APSC approves securitization.

Co-Owner-Initiated Proceeding at the FERC

In October 2004, Arkansas Electric Cooperative Corporation (AECC) filed a complaint at the FERC against Entergy Arkansas relating to a contract dispute over the pricing of substitute energy at the co-owned Independence and White Bluff coal plants.  The main issue in the case related to the consequences under the governing contracts when the dispatch of the coal units is constrained due to system operating conditions.  A hearing was held on the AECC complaint and an ALJ Initial Decision was issued in January 2006 in which the ALJ found AECC's claims to be without merit.  On October 25, 2006, the FERC issued its order in the proceeding.  In the order, the FERC reversed the ALJ's findings.  Specifically, the FERC found that the governing contracts do not recognize the effects of dispatch constraints on the co-owned units.  The FERC explained that for over twenty-three years the course of conduct of the parties was such that AECC received its full entitlement to the two coal units, regardless of any reduced output caused by system operating constraints.  Based on the order, Entergy Arkansas is required to refund to AECC all excess amounts billed to AECC as a result of the system operating constraints.  The FERC denied Entergy Arkansas' request

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

for rehearing and Entergy Arkansas refunded $22.1 million (including interest) to AECC in September 2007.  Entergy Arkansas had previously recorded a provision for the estimated effect of this refund.  In January 2010 the FERC issued an order conditionally accepting the refund report and ordering further refunds, noting that the refund period should have included the period July 1, 2004 through December 23, 2004.  Entergy Arkansas had previously recorded a provision for the estimated effect of this refund.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

Utility Restructuring

In April 1999, the Arkansas legislature enacted Act 1556, the Arkansas Electric Consumer Choice Act, providing for competition in the electric utility industry through retail open access.  In December 2001, the APSC recommended to the Arkansas General Assembly that legislation be enacted during the 2003 legislative session to either repeal Act 1556 or further delay retail open access until at least 2010.  In February 2003, the Arkansas legislature voted to repeal Act 1556 and the repeal was signed into law by the governor.

Nuclear Matters

Entergy Arkansas owns and operates, through an affiliate, the ANO 1 and ANO 2 nuclear power plants.  Entergy Arkansas is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts.  In the event of an unanticipated early shutdown of either ANO 1 or ANO 2, Entergy Arkansas may be required to file with the APSC a rate mechanism to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with components within the reactor coolant system.  The issue is applicable to ANO and is managed in accordance with industry standard practices and guidelines and includes in-service examinations, replacement and mitigation strategy.  Several major modifications to the ANO units have been implemented to mitigate the susceptibility of large bore dissimilar metal welds.  In addition, a replacement reactor vessel head has been fabricated for ANO 2.  Routine inspections of the existing ANO 2 reactor vessel head have identified no significant material degradation issues for that component.  These inspections will continue at planned refueling outages.  Timing for installation of the new reactor vessel head will be based on the results of future inspection efforts.

Environmental Risks

Entergy Arkansas' facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy Arkansas is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.  See "Uses of Capital" above for a discussion of the project to install scrubbers and low NOx burners at Entergy Arkansas' White Bluff coal plant, which under current environmental regulations must be operational by September 2013.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Critical Accounting Estimates

The preparation of Entergy Arkansas' financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy Arkansas' financial position or results of operations.

Nuclear Decommissioning Costs

See "Nuclear Decommissioning Costs" in the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

In the first quarter 2009, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in an $8.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Arkansas records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy.  Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$2,199	$22,989
Rate of return on plan assets	(0.25%)	$1,434	-
Rate of increase in compensation	0.25%	$1,055	$4,982

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$1,069	$5,659
Discount rate	(0.25%)	$594	$6,327

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2009 was $19.8 million.  Entergy Arkansas anticipates 2010 qualified pension cost to be approximately $31.7 million.  Entergy Arkansas' contributions to the pension trust were $24.8 million in 2009 and are currently estimated to be approximately $73.1 million in 2010; although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy Arkansas’ pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Arkansas in 2009 were $21.9 million, including $4.9 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Arkansas expects 2010 postretirement health care and life insurance benefit costs to approximate $18.9 million, including $5.3 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Arkansas expects to contribute approximately $21.6 million to other postretirement plans in 2010.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc.
Little Rock, Arkansas

We have audited the accompanying balance sheets of Entergy Arkansas, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, retained earnings, and cash flows (pages 273 through 278 and applicable items in pages 63 through 193) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$2,211,263	$2,328,349	$2,032,965

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	298,219	283,547	132,830
Purchased power	795,526	953,663	818,549
Nuclear refueling outage expenses	42,148	29,611	28,511
Other operation and maintenance	475,222	524,940	458,042
Decommissioning	34,575	35,083	32,816
Taxes other than income taxes	80,829	85,590	78,449
Depreciation and amortization	252,742	237,168	228,354
Other regulatory charges (credits) - net	15,161	(26,747)	(29,001)
TOTAL	1,994,422	2,122,855	1,748,550

OPERATING INCOME	216,841	205,494	284,415

OTHER INCOME
Allowance for equity funds used during construction	5,219	6,259	11,143
Interest and dividend income	19,321	21,174	19,116
Miscellaneous - net	(3,569)	(4,731)	(3,263)
TOTAL	20,971	22,702	26,996

INTEREST AND OTHER CHARGES
Interest on long-term debt	85,484	79,945	77,348
Other interest - net	6,856	7,787	14,392
Allowance for borrowed funds used during construction	(3,159)	(3,311)	(5,078)
TOTAL	89,181	84,421	86,662

INCOME BEFORE INCOME TAXES	148,631	143,775	224,749

Income taxes	81,756	96,623	85,638

NET INCOME	66,875	47,152	139,111

Preferred dividend requirements and other	6,873	6,873	6,873

EARNINGS APPLICABLE TO
COMMON STOCK	$60,002	$40,279	$132,238

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$66,875	$47,152	$139,111
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(169)	(751)	(16,248)
Other regulatory charges (credits) - net	15,161	(26,747)	(29,001)
Depreciation, amortization, and decommissioning	287,317	272,251	261,170
Deferred income taxes, investment tax credits, and non-current taxes accrued	66,777	186,283	58,796
Changes in working capital:
Receivables	3,477	67,197	(24,958)
Fuel inventory	163	5,282	2,468
Accounts payable	(338,993)	67,148	327,578
Taxes accrued	-	-	(37,161)
Interest accrued	(1,103)	7,760	(2,132)
Deferred fuel costs	(3,741)	(4,298)	(112,606)
Other working capital accounts	330,263	(177,725)	(274,898)
Provision for estimated losses and reserves	(2,708)	1,511	(125)
Changes in other regulatory assets	(70,412)	(219,091)	15,626
Changes in pension and other postretirement liabilities	6,501	181,539	1,234
Other	24,784	52,740	57,264
Net cash flow provided by operating activities	384,192	460,251	366,118

INVESTING ACTIVITIES
Construction expenditures	(338,752)	(373,973)	(304,901)
Allowance for equity funds used during construction	5,219	6,259	11,143
Nuclear fuel purchases	(118,379)	(105,279)	(40,353)
Proceeds from sale/leaseback of nuclear fuel	118,590	105,062	42,444
Payment for purchase of plant	-	(210,029)	-
Proceeds from sale of plant	74,818	-	-
Proceeds from nuclear decommissioning trust fund sales	154,644	162,126	96,034
Investment in nuclear decommissioning trust funds	(164,879)	(176,676)	(108,814)
Change in money pool receivable - net	(12,868)	(15,991)	14,298
Other	95	-	19
Net cash flow used in investing activities	(281,512)	(608,501)	(290,130)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	297,261	-
Change in money pool payable - net	-	(77,882)	77,882
Dividends paid:
Common stock	(48,300)	(24,900)	(181,600)
Preferred stock	(6,873)	(6,873)	(6,873)
Other	(842)	-	-
Net cash flow provided by (used in) financing activities	(56,015)	187,606	(110,591)

Net increase (decrease) in cash and cash equivalents	46,665	39,356	(34,603)

Cash and cash equivalents at beginning of period	39,568	212	34,815

Cash and cash equivalents at end of period	$86,233	$39,568	$212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$88,397	$71,645	$80,762
Income taxes	$1,434	$(57,902)	$21,862

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$3,336	$3,292
Temporary cash investments	82,897	36,276
Total cash and cash investments	86,233	39,568
Accounts receivable:
Customer	93,754	113,135
Allowance for doubtful accounts	(21,853)	(19,882)
Associated companies	91,650	56,534
Other	55,381	64,762
Accrued unbilled revenues	76,126	71,118
Total accounts receivable	295,058	285,667
Deferred fuel costs	122,802	119,061
Fuel inventory - at average cost	15,060	15,223
Materials and supplies - at average cost	132,182	121,769
Deferred nuclear refueling outage costs	34,492	42,932
System agreement cost equalization	70,000	394,000
Prepayments and other	32,668	36,530
TOTAL	788,495	1,054,750

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,201	11,200
Decommissioning trust funds	440,220	390,529
Non-utility property - at cost (less accumulated depreciation)	1,435	1,439
Other	2,976	5,391
TOTAL	455,832	408,559

UTILITY PLANT
Electric	7,602,975	7,305,165
Property under capital lease	1,364	1,417
Construction work in progress	114,998	142,391
Nuclear fuel under capital lease	173,076	125,072
Nuclear fuel	11,543	12,115
TOTAL UTILITY PLANT	7,903,956	7,586,160
Less - accumulated depreciation and amortization	3,534,056	3,272,280
UTILITY PLANT - NET	4,369,900	4,313,880

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	51,340	58,455
Other regulatory assets	746,955	688,964
Other	23,118	43,605
TOTAL	821,413	791,024

TOTAL ASSETS	$6,435,640	$6,568,213

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$100,000	$-
Accounts payable:
Associated companies	107,584	433,460
Other	111,523	142,974
Customer deposits	67,480	60,558
Accumulated deferred income taxes	74,794	198,902
Interest accrued	24,104	25,207
Obligations under capital leases	72,838	60,276
Other	14,742	17,290
TOTAL	573,065	938,667

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,493,580	1,307,596
Accumulated deferred investment tax credits	47,909	51,881
Obligations under capital leases	101,601	66,214
Other regulatory liabilities	101,370	27,141
Decommissioning	566,374	540,709
Accumulated provisions	13,217	15,925
Pension and other postretirement liabilities	448,421	441,920
Long-term debt	1,518,569	1,618,171
Other	43,623	43,780
TOTAL	4,334,664	4,113,337

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2009
and 2008	470	470
Paid-in capital	588,444	588,444
Retained earnings	822,647	810,945
TOTAL	1,411,561	1,399,859

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,435,640	$6,568,213

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Retained Earnings, January 1	$810,945	$795,566	$844,928

Add:
Net income	66,875	47,152	139,111

Deduct:
Dividends declared on common stock	48,300	24,900	181,600
Preferred dividend requirements and other	6,873	6,873	6,873
Total	55,173	31,773	188,473

Retained Earnings, December 31	$822,647	$810,945	$795,566

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2009	2008	2007	2006	2005
	(In Thousands)

Operating revenues	$2,211,263	$2,328,349	$2,032,965	$2,092,683	$1,789,055
Net Income	$66,875	$47,152	$139,111	$173,154	$174,635
Total assets	$6,435,640	$6,568,213	$5,999,806	$5,541,036	$5,368,010
Long-term obligations (1)	$1,620,170	$1,684,385	$1,391,808	$1,380,046	$1,353,462

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2009	2008	2007	2006	2005
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$769	$756	$690	$706	$620
Commercial	475	463	409	418	348
Industrial	433	461	407	436	362
Governmental	21	21	19	19	18
Total retail	1,698	1,701	1,525	1,579	1,348
Sales for resale:
Associated companies	350	416	302	328	192
Non-associated companies	102	156	156	145	211
Other	61	55	50	41	38
Total	$2,211	$2,328	$2,033	$2,093	$1,789
Billed Electric Energy Sales (GWh):
Residential	7,464	7,678	7,725	7,655	7,653
Commercial	5,817	5,875	5,945	5,816	5,730
Industrial	6,376	7,211	7,424	7,587	7,334
Governmental	269	274	277	273	288
Total retail	19,926	21,038	21,371	21,331	21,005
Sales for resale:
Associated companies	9,980	7,890	7,185	7,679	4,555
Non-associated companies	1,631	2,159	2,651	2,929	4,103
Total	31,537	31,087	31,207	31,939	29,663

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.  Management believes that the jurisdictional separation will better align Entergy Gulf States, Inc.'s Louisiana and Texas operations to serve customers in those states and to operate consistent with state-specific regulatory requirements as the utility regulatory environments in those jurisdictions evolve.  The jurisdictional separation provides for regulation of each separated company by a single retail regulator, which should reduce regulatory complexity.

Entergy Texas now owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.'s 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas.  Entergy Gulf States Louisiana now owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007.  Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was $1.079 billion, or approximately 46%, of which $168 million remains outstanding at December 31, 2009.  The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation.  Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt.  To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage.  Entergy Texas has until December 31, 2010 to repay the assumed debt.  In addition, Entergy Texas, as the owner of Entergy Gulf States Reconstruction Funding I, LLC ("EGSRF I"), reports the $329.5 million of senior secured transition bonds ("securitization bonds") issued by EGSRF I as long-term debt on its consolidated balance sheet.  The securitization bonds are non-recourse to Entergy Texas.
Entergy Texas will purchase from Entergy Gulf States Louisiana pursuant to a life-of-unit purchased power agreement (PPA) a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation.  Entergy Texas was allocated a share of River Bend's nuclear and environmental liabilities that is identical to the share of the plant's output purchased by Entergy Texas under the PPA.  Entergy Gulf States Louisiana will purchase a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas will purchase a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Gulf States Louisiana.  The PPAs associated with the gas-fired generating plants will terminate when retail open access commences in Entergy Texas' jurisdiction or when the unit(s) is no longer dispatched by the Entergy System.  If Entergy Texas implements retail open access, it will terminate its participation in the System Agreement, except for the portion of the System Agreement related to transmission equalization.  The dispatch and operation of the generating plants will not change as a result of the jurisdictional separation.

As the successor to Entergy Gulf States, Inc. for financial reporting purposes, Entergy Gulf States Louisiana's income statement and cash flow statement for the year ended December 31, 2007 include the operations of Entergy Texas.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Results of Operations

Effect of Jurisdictional Separation on 2008 Results of Operations

Following are income statement variances for Entergy Gulf States Louisiana comparing the year ended December 31, 2008 to the year ended December 31, 2007 showing how much the line item increased or (decreased) in comparison to the prior period:

	Year ended December 31, 2007	Variance caused directly by the jurisdictional separation	Variance caused by other factors	Year ended December 31, 2008
	(In Thousands)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	$1,297,622	($442,283)	($21,545)	$833,794
Other operation and maintenance expenses	548,999	(179,119)	(32,086)	337,794
Taxes other than income taxes	132,489	(50,617)	(4,434)	77,438
Depreciation and amortization	208,648	(68,172)	(3,870)	136,606
Other expenses	23,940	(173)	14,471	38,238
Other income	88,815	26,020	(29,829)	85,006
Interest charges	155,881	(23,012)	(6,109)	126,760
Income taxes	123,701	(36,249)	(30,255)	57,197

Net Income (Loss)	$192,779	($58,921)	$10,909	$144,767

Net Income

2009 Compared to 2008

Net income increased by $8.3 million primarily due to higher net revenue, lower interest and other charges, and lower taxes other than income taxes, partially offset by a higher effective income tax rate and lower other income.

2008 Compared to 2007

Net income decreased $48 million primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, in addition to lower other income and lower net revenue other than the effects directly caused by the jurisdictional separation, partially offset by lower other operation and maintenance expenses and a lower effective income tax rate.  For the year ended December 31, 2007, Entergy Texas reported net income of $58.9 million.

Net Revenue

2009 Compared to 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2009 to 2008.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Amount
(In Millions)

2008 net revenue	$833.8
Fuel recovery	22.1
Volume/weather	18.2
Retail electric price	(13.3)
Other	0.5
2009 net revenue	$861.3

The fuel recovery variance resulted primarily from an adjustment to deferred fuel costs in the fourth quarter 2009 relating to unrecovered nuclear fuel costs incurred since January 2008 that will now be recovered after a revision to the fuel adjustment clause methodology.

The volume/weather variance is primarily due to an increase in unbilled sales volume, including the effects of Hurricane Gustav and Hurricane Ike which decreased sales volume in 2008, and the effect of more favorable weather.

The retail electric price variance is primarily due to:

•
a formula rate plan provision of $3.7 million recorded in the third quarter of 2009 for refunds made to customers in November 2009 in accordance with a settlement approved by the LPSC.  See Note 2 to the financial statements for further discussion of the settlement;

•	a credit passed on to customers as a result of the Act 55 storm cost financing; and
•
a net decrease in the formula rate plan effective September 2008 to remove interim storm recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements for further discussion of the formula rate plan.

The decrease was partially offset by a formula rate plan increase effective September 2008 and November 2009.  Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation -Retail Rates - Electric" and Note 2 to the financial statements for a discussion of the formula rate plan.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $638.2 million in electric fuel cost recovery revenues due to lower fuel rates;
•	a decrease of $245 million in gross wholesale revenue due to a decrease in the average price of energy available for resale sales; and
•	a decrease of $33.5 million in gross gas revenue primarily due to lower fuel rates.

The decrease was partially offset by formula rate plan increases effective November 2009 as discussed above.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power and a decrease in deferred fuel expense due to decreased recovery from customers of fuel costs in addition to a credit recorded in the fourth quarter 2009 as a result of a revision to the fuel adjustment clause methodology as explained above.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2008 to 2007.

Amount
(In Millions)

2007 net revenue	$1,297.6
Jurisdictional separation	(442.3)
Other	(21.5)
2008 net revenue	$833.8

Net revenue decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

The Other variance is primarily caused by various operational effects of the jurisdictional separation on revenues and fuel and purchased power expenses.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

The change in gross operating revenues, fuel and purchased power expenses, and other regulatory charges was primarily caused by the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Other Income Statement Variances

2009 Compared to 2008

Other operation and maintenance expenses decreased primarily due to a decrease of $7.7 million in storm damage reserves in 2009 as a result of the completion of the Act 55 storm cost financing and a decrease of $5.5 million in payroll-related costs. The decrease was partially offset by an increase of $7.8 million in nuclear expenses due to higher nuclear labor and contract costs.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes as a result of lower residential and commercial revenue.

Other income decreased primarily due to:

•
a decrease of $15.6 million in interest and dividend income related to the debt assumption agreement with Entergy Texas.  Entergy Gulf States Louisiana remains primarily liable on this debt, of which $168 million remained outstanding as of December 31, 2009 and $770 million remained outstanding as of December 31, 2008;

•	the decrease of $4.7 million in carrying charges on Hurricane Katrina and Hurricane Rita storm restoration costs as a result of the Act 55 storm cost financing; and
•	a decrease of $3.5 million in interest earned on money pool investments.

The decrease is partially offset by additional distributions of $8.7 million earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm costs financings and $5.5 million in carrying charges on Hurricane Gustav and Hurricane Ike storm restoration costs.  See Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

Interest expense decreased primarily due to a decrease of $421 million in long-term debt outstanding.  See Note 5 to the financial statements for a description of the decrease in long-term debt.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

2008 Compared to 2007

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $179.1 million due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007;
•	a decrease of $16.3 million in payroll, payroll-related, and benefit costs;
•	a decrease of $9.7 million in nuclear labor and contract costs due to a non-refueling plant outage in March 2007; and
•	a decrease of $10.1 million in plant maintenance costs.

The decrease was partially offset by an increase of $8.8 million in transmission spending due to higher transmission equalization expenses.

Taxes other than income taxes decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Nuclear refueling outage expenses increased due to the amortization of higher expenses associated with the planned maintenance and refueling outage at River Bend in the first quarter 2008 as well as the delay of this outage from late 2007 to early 2008 resulting in a shorter amortization period for these costs.

Depreciation and amortization decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007.

Other income includes $60 million in interest and dividend income in 2008 related to the debt assumption agreement between Entergy Gulf States Louisiana and Entergy Texas and the $1.079 billion of debt assumed by Entergy Texas as of December 31, 2007.  Entergy Gulf States Louisiana remains primarily liable on this debt, of which $770 million remained outstanding at December 31, 2008.  The increase in interest income is partially offset by $34 million of other income reported by Entergy Texas for the year ended December 31, 2007.  The income from the debt assumption agreement offsets the interest expense on the portion of long-term debt assumed by Entergy Texas.  The remaining variance is primarily due to the cessation of carrying charges on storm restoration costs as a result of the securitization and a decrease in interest earned on money pool investments, partially offset by dividends of $10.3 million earned on preferred stock purchased from Entergy Holdings Company with the proceeds received from the Act 55 Storm Cost Financings.  See Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

Interest and other charges decreased primarily due to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007 and due to a decrease in long-term debt outstanding.

Income Taxes

The effective income tax rates were 36.8%, 28.3%, and 39.1% for 2009, 2008, and 2007, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$49,303	$108,036	$180,381

Cash flow provided by (used in):
Operating activities	234,930	562,897	560,740
Investing activities	(286,486)	(519,364)	(801,499)
Financing activities	146,713	(102,266)	168,414
Net increase (decrease) in cash and cash equivalents	95,157	(58,733)	(72,345)

Cash and cash equivalents at end of period	$144,460	$49,303	$108,036

Operating Activities

Net cash flow provided by operating activities decreased $328 million in 2009 compared to 2008 primarily due to storm cost proceeds of $274.7 million received from the Louisiana Utilities Restoration Corporation (LURC) as a result of the Act 55 storm cost financing in 2008, decreased recovery of deferred fuel costs, and income tax payments of $60.6 million in 2009 compared to income tax refunds of $1.8 million in 2008, partially offset by a decrease of $28.2 million in pension contributions and fluctuation in the timing of accounts receivable and payable activity.

Net cash flow provided by operating activities increased $2.2 million in 2008 compared to 2007 primarily due to storm cost proceeds of $274.7 million received from the LURC as a result of the Act 55 storm cost financing, almost entirely offset by the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 31, 2007, increased recovery of fuel costs, and an increase of $17.9 million in pension contributions.  See Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

Investing Activities

Net cash flow used in investing activities decreased $232.9 million in 2009 compared to 2008 primarily due to:

•
the investment of $189.4 million in affiliate securities in 2008 as a result of the Act 55 storm cost financing.  See Note 2 to the financial statements for a discussion of the Act 55 storm cost financing;

•	higher construction expenditures in 2008 due to Hurricane Gustav;
•	the purchase of the Calcasieu Generating Facility for $56 million in March 2008; and
•	timing differences between nuclear fuel purchases and fuel trust reimbursements.

The decrease was partially offset by money pool activity and the purchase of one-third of the Ouachita Power Plant for $75 million in November 2009 from Entergy Arkansas.  See "Ouachita Power Plant" below for a discussion of the purchase of the Ouachita Power Plant.  Increases in Entergy Gulf States Louisiana's receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool increased by $38.5 million for the year ended December 31, 2009 compared to decreasing by $43.9 million for the year ended December 31, 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Net cash used in investing activities decreased $282.1 million in 2008 compared to 2007 primarily due to the cash allocated to Entergy Texas in the jurisdictional separation transaction in 2007 and due to the effect of the jurisdictional separation on money pool activity.  The decrease was partially offset by the investment of $189.4 million in affiliate securities as a result of the Act 55 storm costs financings and the purchase of the Calcasieu Generating Facility for $56 million.  See Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.  In March 2008, Entergy Gulf States Louisiana purchased Calcasieu, a 322 MW, simple-cycle, gas-fired power plant, from a subsidiary of Dynegy Inc.  The facility is located near the city of Sulphur in southwestern Louisiana.  Entergy Gulf States Louisiana received the plant, materials and supplies, SO2 emission allowances, and related real estate in the transaction.  The FERC and the LPSC approved the acquisition.

Decreases in Entergy Gulf States Louisiana's receivable from the money pool are a source of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool decreased by $43.9 million for the year ended December 31, 2008 compared to increasing by $134.6 million for the year ended December 31, 2007.

Financing Activities

Financing activities provided cash of $146.7 million in 2009 compared to using cash of $102.3 million in 2008 primarily due to the issuance of $300 million of 5.59% Series first mortgage bonds in October 2009 and a decrease of $73.5 million in common equity distributions, partially offset by the retirement of $119 million of long term debt in 2009.

Financing activities used cash of $102.3 million in 2008 compared to providing cash of $168.4 million in 2007 primarily due to the issuance of $329.5 million of securitization bonds in June 2007 by a subsidiary of Entergy Texas, partially offset by the redemption of all outstanding shares of Entergy Gulf States, Inc.'s preferred stock in December 2007.

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table.  The calculation below does not reduce the debt by the debt assumed by Entergy Texas ($168 million as of December 31, 2009, and $770 million as of December 31, 2008) because Entergy Gulf States Louisiana remains primarily liable on the debt.  The reduction in the debt to capital ratio in 2009 is primarily due to the repayment in 2009 of $602 million of assumed debt by Entergy Texas.

	December 31, 2009	December 31, 2008

Net debt to net capital	53.0%	61.6%
Effect of subtracting cash from debt	2.1%	0.6%
Debt to capital	55.1%	62.2%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, preferred membership interests with sinking fund, and long-term debt, including the currently maturing portion.  Capital consists of debt and members' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Gulf States Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana's financial condition.

Uses of Capital

Entergy Gulf States Louisiana requires capital resources for:

•	construction and other capital investments;
•	debt and preferred equity maturities;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	distribution and interest payments.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Following are the amounts of Entergy Gulf States Louisiana's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2010	2011-2012	2013-2014	after 2014	Total
	(In Millions)
Planned construction and
capital investment (1)	$255	$488	N/A	N/A	$743
Long-term debt (2)	$105	$406	$194	$2,020	$2,725
Operating leases	$13	$22	$27	$61	$123
Purchase obligations (3)	$156	$221	$73	$78	$528
Nuclear fuel lease obligations (4)	$30	$126	N/A	N/A	$156

(1)
Includes approximately $128 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Gulf States Louisiana, it primarily includes unconditional fuel and purchased power obligations.

(4)
It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt.  If such additional financing cannot be arranged, however, Entergy Gulf States Louisiana must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

In addition to the contractual obligations given above, Entergy Gulf States Louisiana expects to contribute $21.9 million to its pension plans and $8.4 million to other postretirement plans in 2010; although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy Gulf States Louisiana’s pension contributions in the future.

Also, in addition to the contractual obligations, Entergy Gulf States Louisiana has $245.8 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Gulf States Louisiana reflects capital required to support existing business and customer growth.  Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, and the ability to access capital.  Management provides more information on long-term debt and preferred membership interest maturities in Notes 5 and 6 to the financial statements.

As an indirect, wholly-owned subsidiary of Entergy Corporation, Entergy Gulf States Louisiana pays distributions from its earnings at a percentage determined monthly.  Entergy Gulf States Louisiana's long-term debt indentures contain restrictions on the payment of cash dividends or other distributions on its common and preferred membership interests.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Ouachita Power Plant

In August 2008, the LPSC issued an order approving an uncontested settlement between Entergy Gulf States Louisiana and the LPSC Staff authorizing Entergy Gulf States Louisiana's purchase, under a life-of-unit agreement, of one-third of the capacity and energy from the 789 MW Ouachita power plant.  The LPSC's approval was subject to certain conditions, including a study to determine the costs and benefits of Entergy Gulf States Louisiana exercising an option to purchase one-third of the plant (Unit 3) from Entergy Arkansas.  In April 2009, Entergy Gulf States Louisiana made a filing with the LPSC seeking approval of Entergy Gulf States Louisiana exercising its option to convert its purchased power agreement into the ownership interest in Unit 3 and a one-third interest in the Ouachita common facilities.  In September 2009 the LPSC, pursuant to an uncontested settlement, approved the acquisition and a cost recovery mechanism.  Entergy Gulf States Louisiana purchased Unit 3 and a one-third interest in the Ouachita common facilities for $75 million in November 2009.

New Nuclear Development

Entergy Gulf States Louisiana and Entergy Louisiana provided public notice to the LPSC of their intention to make a filing pursuant to the LPSC's general order that governs the development of new nuclear generation in Louisiana.  The project option being developed by the companies is for new nuclear generation at River Bend.  Entergy Gulf States Louisiana and Entergy Louisiana, together with Entergy Mississippi, have been engaged in the development of options to construct new nuclear generation at the River Bend and Grand Gulf sites.  Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend, and Entergy Mississippi is leading the development at Grand Gulf.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and will recognize on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Development, LLC, a System Energy subsidiary.  Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company's current participation level in the project.  In response to the companies' previous notice, dated August 10, 2009, the LPSC opened a docket.  A procedural schedule will be established after the companies file the certification application referred to in the notice.

Sources of Capital

Entergy Gulf States Louisiana's sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt or preferred membership interest issuances; and
•	bank financing under new or existing facilities.

Entergy Gulf States Louisiana may refinance or redeem debt and preferred equity/membership interests prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

        All debt and common and preferred equity/membership interest issuances by Entergy Gulf States Louisiana require prior regulatory approval.  Preferred equity/membership interest and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indentures, and other agreements.  Entergy Gulf States Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Gulf States Louisiana's receivables from the money pool were as follows as of December 31 for each of the following years:

2009	2008	2007	2006
(In Thousands)

$50,131	$11,589	$55,509	$75,048

See Note 4 to the financial statements for a description of the money pool.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the credit facility as of December 31, 2009.

Entergy Gulf States Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2011, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of Entergy Gulf States Louisiana's short-term borrowing limits.  Entergy Gulf States Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through July 2011.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy Gulf States Louisiana's service territory.  The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages.  In October 2008, Entergy Gulf States Louisiana drew all of its $85 million funded storm reserve.  On October 15, 2008, the LPSC approved Entergy Gulf States Louisiana's request to defer and accrue carrying cost on unrecovered storm expenditures during the period the company seeks regulatory recovery.  The approval was without prejudice to the ultimate resolution of the total amount of prudently incurred storm cost or final carrying cost rate.

Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana made a supplemental filing to, among other things, recommend recovery of the costs and replenishment of the storm reserves by Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing, as discussed below.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that, if approved, provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when Act 55 financing is accomplished.  The parties to the proceeding have agreed to a procedural schedule that includes March/April 2010 hearing dates for both the recoverability and the method of recovery proceedings.

Hurricane Rita and Hurricane Katrina

In August and September 2005, Hurricanes Katrina and Rita hit Entergy Gulf States Inc.'s jurisdictions in Louisiana and Texas.  The storms resulted in power outages; significant damage to electric distribution, transmission, and generation infrastructure; and the temporary loss of sales and customers due to mandatory evacuations.  Entergy Gulf States Louisiana pursued a range of initiatives to recover storm restoration and business continuity costs and incremental losses.  Initiatives included obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

Insurance Claims

Entergy has received a total of $317 million as of December 31, 2009 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane Katrina claims with each of its two excess insurers.  Of the $317 million received, $21 million was allocated to Entergy Gulf States Louisiana.  Entergy has substantially completed its insurance recoveries related to Hurricane Katrina and Hurricane Rita.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Storm Cost Financings

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings).  The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively, through prospective annual rate reductions of $2 million and $6 million for five years.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  In May 2008, the Louisiana State Bond Commission granted final approval of the Act 55 financings.

On August 26, 2008, the LPFA issued $278.4 million in bonds under the aforementioned Act 55.  From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $187.7 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy Gulf States Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LPFA, and there is no recourse against Entergy Gulf States Louisiana in the event of a bond default.

State and Local Rate Regulation

The rates that Entergy Gulf States Louisiana charges for its services significantly influence its financial position, results of operations, and liquidity.  Entergy Gulf States Louisiana is regulated and the rates charged to its customers are determined in regulatory proceedings.  A governmental agency, the LPSC is primarily responsible for approval of the rates charged to customers.

Retail Rates - Electric

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States Louisiana and Entergy Louisiana.  The settlement included the establishment of a three-year formula rate plan for Entergy Gulf States Louisiana that, among other provisions, establishes a return on common equity mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding.  Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% are allocated 60% to customers and 40% to Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana made its initial formula rate plan filing in June 2005.  The formula rate plan was subsequently extended one year.  As discussed below the formula rate plan has been extended, with return on common equity provisions consistent with previously approved provisions, to cover the 2008, 2009, and 2010 test years.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

In October 2009 the LPSC approved a settlement that resolves Entergy Gulf States Louisiana's 2007 test year filing.  The settlement provides for a new formula rate plan for the 2008, 2009, and 2010 test years.  Entergy Gulf States Louisiana is permitted, effective with the November 2009 billing cycle, to reset its rates to achieve a 10.65% return on equity for the 2008 test year.  10.65% is the target midpoint return on equity for the new formula rate plan, with an earnings bandwidth of +/- 75 basis points (9.90% - 11.40%).  The rate reset, a $44.3 million increase that includes a $36.9 million cost of service adjustment, plus $7.4 million net for increased capacity costs and a base rate reclassification, was implemented for the November 2009 billing cycle, and the rate reset will be subject to refund pending review of the 2008 test year filing that was made on October 21, 2009.  The settlement does not allow recovery through the formula rate plan of most of Entergy Gulf States Louisiana's costs associated with Entergy's stock option plan.  Pursuant to the settlement Entergy Gulf States Louisiana refunded to its customers $3.7 million, which includes interest, in the November 2009 billing cycle.  In January 2010, Entergy Gulf States Louisiana implemented an additional $23.9 million rate increase pursuant to a special rate implementation filing made in December 2009, primarily for incremental capacity costs approved by the LPSC.  The discovery and comment period for the 2008 test year filing is currently open, and Entergy Gulf States Louisiana will implement any agreed changes by March 15, 2010.  A procedural schedule to address any contested issues would be set after March 15, 2010.

In December 2009, Entergy Gulf States Louisiana filed an application seeking LPSC approval for a $9.7 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the LPSC-regulated 70% share of River Bend, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  Currently, Entergy Gulf States Louisiana's annual retail rates contain no amount for decommissioning funding.

In May 2008, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2007 test year.  The filing reflected a 9.26% return on common equity, which was below the allowed earnings bandwidth, and indicated a $5.4 million revenue deficiency, offset by a $4.1 million decrease in required additional capacity costs.  Entergy Gulf States Louisiana implemented a $20.7 million formula rate plan decrease, subject to refund, effective the first billing cycle in September 2008.  The decrease included removal of interim storm cost recovery and a reduction in the storm damage accrual.  Entergy Gulf States Louisiana then implemented a $16.0 million formula rate plan increase, subject to refund, effective the first billing cycle in October 2008 to collect previously deferred and ongoing costs associated with LPSC approved additional capacity, including the Ouachita power plant.  In November 2008 Entergy Gulf States Louisiana filed to implement an additional increase of $9.3 million to recover the costs of a new purchased power agreement.

In May 2007, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2006 test year.  The filing reflected a 10.0% return on common equity, which was within the allowed earnings bandwidth, and an anticipated formula rate plan decrease of $23 million annually attributable to adjustments outside of the formula rate plan sharing mechanism related to capacity costs and the anticipated securitization of storm costs related to Hurricane Katrina and Hurricane Rita and the securitization of a storm reserve.  In September 2007, Entergy Gulf States Louisiana modified the formula rate plan filing to reflect a 10.07% return on common equity, which was still within the allowed bandwidth.  The modified filing also reflected implementation of a $4.1 million rate increase, subject to refund, attributable to recovery of additional LPSC-approved incremental deferred and ongoing capacity costs.  The rate decrease anticipated in the original filing did not occur because of the additional capacity costs approved by the LPSC, and because securitization of storm costs associated with Hurricane Katrina and Hurricane Rita and the establishment of a storm reserve had not yet occurred.  In October 2007, Entergy Gulf States Louisiana implemented a $16.4 million formula rate plan decrease that was due to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC order.  In March 2008 the LPSC approved an uncontested stipulated settlement that left the current base rates in place and extended the formula rate plan for one year.

In May 2006, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2005 test year.  Entergy Gulf States Louisiana modified the filing in August 2006 to reflect an 11.1% return on common equity which is within the allowed bandwidth.  The modified filing includes a formula rate plan increase of $17.2 million annually that provides for 1) interim recovery of $10.5 million of storm costs from Hurricane Katrina and Hurricane Rita and 2) recovery of $6.7 million of LPSC-approved incremental deferred and ongoing

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

capacity costs.  The increase was implemented with the first billing cycle of September 2006.  In May 2007 the LPSC approved a settlement between Entergy Gulf States Louisiana and the LPSC staff, affirming the rates that were implemented in September 2006.

Retail Rates - Gas

In January 2010, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2009.  The filing showed an earned return on common equity of 10.87%, which is within the earnings bandwidth of 10.5% plus or minus fifty basis points.  The sixty day review and comment period for this filing remains open.

In January 2009, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2008.  The filing showed a revenue deficiency of $529 thousand based on a return on common equity mid-point of 10.5%.  In April 2009, Entergy Gulf States Louisiana implemented a $255 thousand rate increase pursuant to an uncontested settlement with the LPSC staff.

In January 2008, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2007.  The filing showed a revenue deficiency of $3.7 million based on a return on common equity mid-point of 10.5%.  Entergy Gulf States Louisiana implemented a $3.4 million rate increase in April 2008 pursuant to an uncontested agreement with the LPSC staff.

In January 2007, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on a return on common equity mid-point of 10.5%.  In March 2007, Entergy Gulf States Louisiana filed a set of rate and rider schedules that reflected all proposed LPSC staff adjustments and implemented a $2.4 million base rate increase effective with the first billing cycle of April 2007 pursuant to the rate stabilization plan.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

Industrial and Commercial Customers

Entergy Gulf States Louisiana's large industrial and commercial customers continually explore ways to reduce their energy costs.  In particular, cogeneration is an option available to a portion of Entergy Gulf States Louisiana's industrial customer base.  Entergy Gulf States Louisiana responds by working with industrial and commercial customers and negotiating electric service contracts to provide competitive rates that match specific customer needs and load profiles.  Entergy Gulf States Louisiana actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand, from both new and existing customers.  Entergy Gulf States Louisiana does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Gulf States Louisiana's marketing efforts in retaining industrial customers.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Nuclear Matters

Entergy Gulf States Louisiana owns and operates, through an affiliate, the River Bend nuclear power plant.  Entergy Gulf States Louisiana is, therefore, subject to the risks related to owning and operating a nuclear plant.  These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts.  In the event of an unanticipated early shutdown of River Bend, Entergy Gulf States Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

Environmental Risks

Entergy Gulf States Louisiana's facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy Gulf States Louisiana is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of Entergy Gulf States Louisiana's financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy Gulf States Louisiana's financial position or results of operations.

Nuclear Decommissioning Costs

See "Nuclear Decommissioning Costs" in the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Gulf States Louisiana records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy.  Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions,

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

and accounting mechanisms.  See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,160	$12,054
Rate of return on plan assets	(0.25%)	$884	-
Rate of increase in compensation	0.25%	$542	$2,658

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$683	$3,814
Discount rate	(0.25%)	$415	$4,074

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension income for Entergy Gulf States Louisiana in 2009 was $1.2 million.  Entergy Gulf States Louisiana anticipates 2010 qualified pension cost to be $10 million.  Entergy Gulf States Louisiana contributed $6 million to its pension plans in 2009 and estimates 2010 pension contributions to be approximately $21.9 million; although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy Gulf States Louisiana’s pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Gulf States Louisiana in 2009 were $14.7 million, including $3.3 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Gulf States Louisiana expects 2010 postretirement health care and life insurance benefit costs to approximate $16.6 million, including $3.4 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Gulf States Louisiana expects to contribute approximately $8.4 million to its other postretirement plans in 2010.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Baton Rouge, Louisiana

We have audited the accompanying balance sheets of Entergy Gulf States Louisiana, L.L.C. (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, members’ equity and comprehensive income, and cash flows (pages 296 through 300 and applicable items in pages 63 through 193) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States Louisiana, L.L.C. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, Entergy Gulf States, Inc. completed a jurisdictional separation on December 31, 2007.  As part of the separation, Entergy Gulf States, Inc. contributed certain assets and liabilities to Entergy Texas, Inc. and Subsidiaries and reflected the distribution in the accompanying balance sheet and statement of members’ equity as of December 31, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$1,776,610	$2,632,952	$3,448,008
Natural gas	67,776	100,413	86,604
TOTAL	1,844,386	2,733,365	3,534,612

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	251,393	474,314	867,081
Purchased power	732,943	1,425,936	1,339,986
Nuclear refueling outage expenses	21,787	25,705	12,212
Other operation and maintenance	332,450	337,794	548,999
Decommissioning	13,591	12,533	11,728
Taxes other than income taxes	67,559	77,438	132,489
Depreciation and amortization	135,489	136,606	208,648
Other regulatory charges (credits) - net	(1,261)	(679)	29,923
TOTAL	1,553,951	2,489,647	3,151,066

OPERATING INCOME	290,435	243,718	383,546

OTHER INCOME
Allowance for equity funds used during construction	5,426	7,417	11,666
Interest and dividend income	69,951	83,105	75,425
Miscellaneous - net	(8,764)	(5,516)	1,724
TOTAL	66,613	85,006	88,815

INTEREST AND OTHER CHARGES
Interest on long-term debt	110,819	123,439	149,464
Other interest - net	7,424	7,758	13,945
Allowance for borrowed funds used during construction	(3,427)	(4,437)	(7,528)
TOTAL	114,816	126,760	155,881

INCOME BEFORE INCOME TAXES	242,232	201,964	316,480

Income taxes	89,185	57,197	123,701

NET INCOME	153,047	144,767	192,779

Preferred distribution requirements and other	825	825	3,968

EARNINGS APPLICABLE TO
COMMON EQUITY	$152,222	$143,942	$188,811

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$153,047	$144,767	$192,779
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	-	363
Other regulatory charges (credits) - net	(1,261)	(679)	29,923
Depreciation, amortization, and decommissioning	149,080	149,139	220,376
Deferred income taxes, investment tax credits, and non-current taxes accrued	138,817	47,846	98,734
Changes in working capital:
Receivables	177,628	(8,661)	(261,538)
Fuel inventory	4,453	(1,941)	(18,377)
Accounts payable	(131,603)	(40,025)	38,685
Taxes accrued	(418)	418	(27,781)
Interest accrued	(5,403)	714	22,963
Deferred fuel costs	(49,625)	97,620	35,363
Other working capital accounts	(116,816)	(33,796)	197,802
Provision for estimated losses and reserves	773	2,009	(91,241)
Changes in other regulatory assets	(44,612)	70,448	116,317
Changes in pension and other postretirement liabilities	46,083	85,880	(39,324)
Other	(85,213)	49,158	45,696
Net cash flow provided by operating activities	234,930	562,897	560,740

INVESTING ACTIVITIES
Construction expenditures	(199,283)	(303,468)	(334,933)
Allowance for equity funds used during construction	5,426	7,417	11,666
Insurance proceeds	2,180	-	6,580
Nuclear fuel purchases	(44,529)	(55,001)	(72,493)
Proceeds from sale/leaseback of nuclear fuel	72,843	44,554	54,362
Payment for purchase of plant	(74,818)	(56,409)	-
Investment in affiliates	160	(189,560)	-
Payments to storm reserve escrow account	-	(85,306)	-
Receipts from storm reserve escrow account	-	85,254	-
Proceeds from nuclear decommissioning trust fund sales	95,244	65,125	64,583
Investment in nuclear decommissioning trust funds	(105,167)	(79,369)	(78,720)
Collections remitted to Texas transition charge account	-	-	(19,273)
Change in money pool receivable - net	(38,542)	43,920	(134,636)
Changes in other investments - net	-	3,934	(1,553)
Cash allocated to Entergy Texas in jurisdictional separation	-	-	(297,082)
Other	-	(455)	-
Net cash flow used in investing activities	(286,486)	(519,364)	(801,499)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	297,199	369,493	323,464
Retirement of long-term debt	(118,961)	(366,683)	(5,530)
Proceeds from issuance of preferred membership interests	-	-	9,993
Redemption of preferred stock	-	-	(57,827)
Dividends/distributions paid:
Common equity	(30,700)	(104,200)	(97,800)
Preferred membership interests	(825)	(859)	(3,886)
Other	-	(17)	-
Net cash flow provided by (used in) financing activities	146,713	(102,266)	168,414

Net increase (decrease) in cash and cash equivalents	95,157	(58,733)	(72,345)

Cash and cash equivalents at beginning of period	49,303	108,036	180,381

Cash and cash equivalents at end of period	$144,460	$49,303	$108,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$120,655	$127,152	$131,280
Income taxes	$60,594	$(1,759)	$(5,938)

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$602,229	$309,123	$-

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS

	December 31,
	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$139	$22,671
Temporary cash investments	144,321	26,632
Total cash and cash equivalents	144,460	49,303
Accounts receivable:
Customer	38,633	69,264
Allowance for doubtful accounts	(1,235)	(1,230)
Associated companies	102,807	179,217
Other	22,425	60,618
Accrued unbilled revenues	56,425	50,272
Total accounts receivable	219,055	358,141
Accumulated deferred income taxes	-	50,039
Fuel inventory - at average cost	29,298	33,751
Materials and supplies - at average cost	107,531	104,579
Deferred nuclear refueling outage costs	26,722	17,135
Debt assumption by Entergy Texas	167,742	100,509
Prepayments and other	42,146	6,381
TOTAL	736,954	719,838

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	189,400	189,560
Decommissioning trust funds	349,527	303,178
Non-utility property - at cost (less accumulated depreciation)	146,190	120,829
Other	11,342	13,245
TOTAL	696,459	626,812

UTILITY PLANT
Electric	6,855,075	6,402,668
Natural gas	113,970	106,125
Construction work in progress	84,161	201,544
Nuclear fuel under capital lease	156,996	140,689
Nuclear fuel	6,005	11,177
TOTAL UTILITY PLANT	7,216,207	6,862,203
Less - accumulated depreciation and amortization	3,714,199	3,560,458
UTILITY PLANT - NET	3,502,008	3,301,745

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	288,313	316,421
Other regulatory assets	299,793	287,912
Deferred fuel costs	100,124	100,124
Long-term receivables	967	21,558
Debt assumption by Entergy Texas	-	669,462
Other	11,564	13,089
TOTAL	700,761	1,408,566

TOTAL ASSETS	$5,636,182	$6,056,961

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY

	December 31,
	2009	2008
	(In Thousands)

CURRENT LIABILITIES

Currently maturing long-term debt	$11,975	$219,470
Accounts payable:
Associated companies	52,622	155,147
Other	91,604	162,319
Customer deposits	45,645	40,484
Taxes accrued	-	418
Accumulated deferred income taxes	12,219	-
Interest accrued	24,709	30,112
Deferred fuel costs	42,351	91,976
Obligations under capital leases	30,387	24,368
Pension and other postretirement liabilities	8,021	7,479
Gas hedge contracts	263	20,184
System agreement cost equalization	10,000	67,000
Other	8,790	9,220
TOTAL	338,586	828,177

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,345,984	1,308,449
Accumulated deferred investment tax credits	88,246	91,634
Obligations under capital leases	126,226	116,321
Other regulatory liabilities	47,423	22,007
Decommissioning and asset retirement cost liabilities	321,158	222,909
Accumulated provisions	14,669	13,896
Pension and other postretirement liabilities	234,473	188,390
Long-term debt	1,614,366	1,827,859
Long-term payables - associated companies	34,340	88,031
Other	28,952	17,145
TOTAL	3,855,837	3,896,641

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Members' equity	1,473,930	1,352,408
Accumulated other comprehensive loss	(42,171)	(30,265)
TOTAL	1,441,759	1,332,143

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,636,182	$6,056,961

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2009		2008		2007
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,352,408		$1,312,701		$2,225,465
Add:
Net Income	153,047	$153,047	144,767	$144,767	192,779	$192,779
Other	-		-		479
Total	153,047		144,767		193,258

Deduct:
Dividends/distributions declared:
Common equity	30,700		104,200		97,800
Preferred membership interests	825	825	825	825	3,968	3,968
Entergy Texas, Inc. paid-in capital	-		-		631,994
Entergy Texas, Inc. shareholders' equity	-		-		49,452
Entergy Texas, Inc. retained earnings	-		-		322,808
Other	-		35		-
Total	31,525		105,060		1,106,022

Members' Equity - End of period	$1,473,930		$1,352,408		$1,312,701

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(30,265)		$(22,934)		$(19,914)

Pension and other postretirement liabilities (net of tax expense (benefit)
of ($13,111), ($3,068) and $4,550)	(11,906)	(11,906)	(7,331)	(7,331)	(3,020)	(3,020)

Balance at end of period:
Pension and other postretirement liabilities	$(42,171)		$(30,265)		$(22,934)
Comprehensive Income		$140,316		$136,611		$185,791

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2009	2008	2007	2006	2005
	(In Thousands)

Operating revenues (2)	$1,844,386	$2,733,365	$3,534,612	$3,679,573	$3,367,171
Net Income (2)	$153,047	$144,767	$192,779	$211,988	$206,497
Total assets (3)	$5,636,182	$6,056,961	$6,072,691	$7,786,677	$7,809,497
Long-term obligations (1), (3)	$1,740,592	$1,944,180	$1,756,087	$2,417,480	$2,392,804

	2009	2008	2007	2006	2005
	(Dollars In Millions)
Electric Operating Revenues (2):
Residential	$393	$554	$1,042	$1,122	$960
Commercial	354	520	817	883	734
Industrial	383	672	1,035	1,150	1,014
Governmental	18	25	45	49	41
Total retail	1,148	1,771	2,939	3,204	2,749
Sales for resale:
Associated companies	475	643	233	145	186
Non-associated companies	105	181	196	199	188
Other	49	38	80	47	167
Total	$1,777	$2,633	$3,448	$3,595	$3,290
Billed Electric Energy Sales (GWh) (2):
Residential	5,090	4,888	10,215	10,110	10,024
Commercial	5,058	4,973	8,980	8,838	8,486
Industrial	7,601	8,416	15,012	15,065	14,967
Governmental	213	215	448	454	441
Total retail	17,962	18,492	34,655	34,467	33,918
Sales for resale:
Associated companies	7,084	6,490	2,488	3,259	3,213
Non-associated companies	2,546	2,524	2,900	2,896	2,804
Total	27,592	27,506	40,043	40,622	39,935

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.
(2) Entergy Gulf States Louisiana's income statements for the years ended December 31, 2008 and 2009 reflect the effects of the separation of the Texas business. Entergy Gulf States Louisiana's income statements for the years ended December 31, 2005, 2006, and 2007 include the operations of Entergy Texas.

(3) Entergy Gulf States Louisiana's balance sheets as of December 31, 2009, 2008, and 2007 reflect the effects of the separation of the Texas business. Entergy Gulf States Louisiana's balance sheets as of December 31, 2005 and 2006 include the operations of Entergy Texas.

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2009 Compared to 2008

Net income increased $75.3 million primarily due to a lower effective income tax rate, higher other income, higher net revenue, and lower other operation and maintenance expenses, partially offset by higher depreciation and amortization expenses.

2008 Compared to 2007

Net income increased $14.2 million primarily due to lower other operation and maintenance expenses, higher other income, and a lower effective income tax rate, offset by lower net revenue and higher depreciation and amortization expenses.

Net Revenue

2009 Compared to 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2009 to 2008.

Amount
(In Millions)

2008 net revenue	$959.2
Volume/weather	36.7
Retail electric price	(19.2)
Other	3.3
2009 net revenue	$980.0

The volume/weather variance is primarily due to an increase of 504 GWh in billed electricity usage in all sectors, an increase in unbilled sales volume, including the effect of Hurricane Gustav and Hurricane Ike which decreased sales volume in 2008, and the effect of more favorable weather.

The retail electric price variance is primarily due to:

•	a credit passed on to customers as a result of the Act 55 storm cost financing;
•
a net decrease in the formula rate plan effective August 2008 to remove interim storm cost recovery upon the Act 55 financing of storm costs as well as the storm damage accrual.  A portion of the decrease is offset in other operation and maintenance expenses.  See Note 2 to the financial statements for further discussion of the formula rate plan; and

•
a formula rate plan provision of $12.9 million recorded in the third quarter 2009 for refunds made to customers in November 2009 in accordance with a settlement approved by the LPSC.  See Note 2 to the financial statements for further discussion of the settlement.

The decrease was offset by an interruptible load provision of $13.4 million recorded in 2008 for rate refunds that occurred in August and September 2009 and formula rate plan increases effective November 2009.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis
Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements for a discussion of the interim recovery of storm costs and the Act 55 storm cost financing.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $763.4 million in fuel cost recovery revenues due to lower fuel rates and a decrease of $108.1 million in rider revenues.  The decrease was partially offset by an increase of $36.7 million related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power and a decrease in the recovery from customers of deferred fuel costs.

Other regulatory charges decreased primarily due to the amortization of deferred capacity charges, which ceased in August 2009, as a result of the May 2006 formula rate plan filing with the LPSC, the recognition of interim storm cost recoveries that ceased in July 2008 with the Act 55 financing of storm costs, and the refunds of Hurricane Katrina and Hurricane Rita insurance proceeds occurring over a twelve-month period.  See Note 2 to the financial statements for a discussion of the formula rate plan, the interim recovery of storm costs, and the Act 55 storm cost financing.

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing 2008 to 2007.

Amount
(In Millions)

2007 net revenue	$991.1
Retail electric price	(17.1)
Purchased power capacity	(12.0)
Net wholesale revenue	(7.4)
Other	4.6
2008 net revenue	$959.2

The retail electric price variance is primarily due to the cessation of the interim storm recovery through the formula rate plan upon the Act 55 financing of storm costs and a credit passed on to customers as a result of the Act 55 storm cost financing, partially offset by increases in the formula rate plan effective October 2007.  Refer to "Hurricane Rita and Hurricane Katrina" and "State and Local Rate Regulation" below for a discussion of the interim recovery of storm costs, the Act 55 storm cost financing, and the formula rate plan filing.

The purchased power capacity variance is due to the amortization of deferred capacity costs effective September 2007 as a result of the formula rate plan filing in May 2007.  Purchased power capacity costs are offset in base revenues due to a base rate increase implemented to recover incremental deferred and ongoing purchased power capacity charges.  See "State and Local Rate Regulation" below for a discussion of the formula rate plan filing.

The net wholesale revenue variance is primarily due to provisions recorded for potential rate refunds related to the treatment of interruptible load in pricing Entergy System affiliate sales.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $364.7 million in fuel cost recovery revenues due to higher fuel rates offset by decreased usage.  The increase was partially offset by a decrease of $56.8 million in gross wholesale revenue due to a decrease in System Agreement rough production cost equalization credits.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power, partially offset by a decrease in the recovery from customers of deferred fuel costs.

Other Income Statement Variances

2009 Compared to 2008

Other operation and maintenance expenses decreased primarily due to a decrease of $6.5 million in payroll-related costs and a decrease of $6.4 million in loss reserves in 2009, including a decrease in the storm damage reserve.  The decrease was partially offset by an increase of $9.0 million in nuclear expenses due to higher nuclear labor and contract costs.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to:

•
an increase of $25 million in distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financing.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing; and

•	an increase in the allowance for equity funds used during construction due to more construction work in progress throughout 2009.

Interest and other charges increased slightly primarily due to the issuance of $300 million of 6.50% Series first mortgage bonds in August 2008 and the issuance of $400 million of 5.40% Series first mortgage bonds in November 2009, substantially offset by an increase in the allowance for borrowed funds used during construction due to more construction work in progress in 2009.

2008 Compared to 2007

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $9.3 million in nuclear spending due to a prior year non-refueling outage;
•	a decrease of $8.6 million in payroll-related costs;
•	a decrease of $8.1 million in loss reserves for storm damage in 2008 because of completion of the Act 55 storm cost financing; and
•	a decrease of $5.7 million in customer service costs primarily as a result of write-offs in 2007 of uncollectible customer accounts.

The decrease was partially offset by an increase of $4.5 million in transmission spending due to additional costs related to compliance, substation maintenance, and line and vegetation maintenance and an increase of $4.3 million in fossil expenses due to a fossil plant maintenance outage in 2008.

Depreciation and amortization expenses increased primarily due to:

•
a revision in the third quarter 2007 related to depreciation on storm cost-related assets.  Recovery of the cost of those assets will now be through the Act 55 financing of storm costs as approved by the LPSC in the third quarter 2007.  See "Hurricane Rita and Hurricane Katrina" below for a discussion of the Act 55 storm cost financing;

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

•	a revision in the fourth quarter 2008 of estimated depreciable lives involving certain intangible assets in accordance with formula rate plan treatment; and
•	an increase in plant in service.

Other income increased primarily due to:

•	distributions of $29.5 million earned on preferred stock purchased from Entergy Holdings Company with the proceeds received from the Act 55 Storm Cost Financings;
•	interest earned on the deferred fuel balance;
•	carrying charges on storm restoration costs approved by the LPSC; and
•	an increase in the allowance for equity funds used during construction due to more construction work in progress in 2008.

See "Hurricane Rita and Hurricane Katrina" below for a discussion of the Act 55 storm cost financing.

Income Taxes

The effective income tax rates for 2009, 2008, and 2007 were 16.2%, 31.0%, and 36.8%, respectively.  The decline in the rate for 2009 is primarily due to the reallocation of Entergy Corporation consolidated tax benefits based on the partial settlement of IRS audits of prior tax years, the exclusion of dividend income from Entergy Louisiana's preferred membership interest in Entergy Holdings Company, LLC, and the flow-through of the equity component of AFUDC.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate and for a discussion of the IRS audits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$138,918	$300	$2,743

Cash flow provided by (used in):
Operating activities	87,879	1,082,592	353,438
Investing activities	(436,251)	(1,170,994)	(297,460)
Financing activities	361,303	227,020	(58,421)
Net increase (decrease) in cash and cash equivalents	12,931	138,618	(2,443)

Cash and cash equivalents at end of period	$151,849	$138,918	$300

Operating Activities

Cash flow provided by operating activities decreased $994.7 million primarily due to storm cost proceeds of $679 million received in 2008 from the LURC as a result of the Act 55 storm cost financing and income tax payments of $223.6 million in 2009 compared to income tax refunds of $12.7 million in 2008.  See Note 3 to the financial statements for a discussion of the tax payments in 2009.

Cash flow provided by operating activities increased $729.2 million in 2008 compared to 2007 primarily due to storm cost proceeds of $679 million received from the LURC as a result of the Act 55 storm cost financing and income tax refunds of $12.7 million in 2008 compared to income tax payments of $119.1 million in 2007.  The increase was partially offset by a lower amount of fuel costs recovered in 2008 than in 2007.  See "Hurricane Rita and Hurricane Katrina" below for a discussion of the storm cost financings.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $734.7 million in 2009 compared to 2008 primarily due to:

•
the investment in 2008 of $545 million in affiliate securities as a result of the Act 55 storm cost financing.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Rita and Hurricane Katrina" and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing;

•	higher construction expenditures in 2008 due to Hurricane Gustav and Hurricane Ike;
•	the suspension of the Little Gypsy repowering project in 2009. See "Little Gypsy Repowering Project" below for a discussion of the suspension;
•	lower transmission construction expenditures in 2009; and
•	money pool activity.

The decrease was partially offset by increased nuclear construction expenditures primarily due to the Waterford 3 steam generator replacement project, the dry fuel storage project, security upgrades, and the reactor coolant pump upgrades project.

Decreases in Entergy Louisiana's receivable from the money pool are a source of cash flow, and Entergy Louisiana's receivable from the money pool decreased $8.4 million in 2009 compared to increasing $61.2 million in 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Net cash flow used in investing activities increased $873.5 million in 2008 compared to 2007 primarily due to:

•	the investment of $545 million in affiliate securities as a result of the Act 55 storm cost financings. See "Hurricane Rita and Hurricane Katrina" below for a discussion of the storm cost financings;
•	increased construction expenditures in 2008 due to Hurricane Gustav and Hurricane Ike, the Little Gypsy Unit 3 repowering project, and various nuclear projects; and
•	money pool activity.

Increases in Entergy Louisiana's receivable from the money pool are a use of cash flow, and Entergy Louisiana's receivable from the money pool increased by $61.2 million in 2008.

Financing Activities

Entergy Louisiana's cash flow provided by financing activities increased $134.3 million in 2009 compared to 2008 primarily due to the issuance of $400 million of 5.40% Series first mortgage bonds in November 2009 compared to the issuance of $300 million of 6.50% Series first mortgage bonds in August 2008 and the repurchase in 2008 of $60 million of Auction Rate governmental bonds, partially offset by an increase of $20.6 million in common equity distributions paid in 2009.

Entergy Louisiana's financings activities provided $227.0 million of cash in 2008 compared to using $58.4 million of cash in 2007 primarily due to the issuance of $300 million of 6.50% Series first mortgage bonds in August 2008 and money pool activity, partially offset by the repurchase, prior to maturity, of $60 million of Auction Rate governmental bonds, which are being held for remarketing at a later date.

Decreases in Entergy Louisiana's payable to the money pool are a use of cash flow, and Entergy Louisiana's payable to the money pool decreased $2.8 million in 2008 and $51.3 million in 2007.

See Note 5 to the financial statements for details of long-term debt.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital for Entergy Louisiana as of December 31, 2009 is primarily due to the issuance of $400 million of 5.40% Series first mortgage bonds in November 2009.

	December 31, 2009	December 31, 2008

Net debt to net capital	47.8%	43.6%
Effect of subtracting cash from debt	2.1%	2.5%
Debt to capital	49.9%	46.1%

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

Uses of Capital

Entergy Louisiana requires capital resources for:

•	construction and other capital investments;
•	debt and preferred equity maturities;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	distribution and interest payments.

Following are the amounts of Entergy Louisiana's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2010	2011-2012	2013-2014	After 2014	Total
	(In Millions)
Planned construction and
capital investment (1)	$503	$1,280	N/A	N/A	$1,783
Long-term debt (2)	$329	$250	$332	$2,056	$2,967
Operating leases	$9	$15	$11	$6	$41
Purchase obligations (3)	$601	$1,302	$716	$4,389	$7,008
Nuclear fuel lease obligations (4)	$57	$65	N/A	N/A	$122

(1)
Includes approximately $152 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Louisiana, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Vidalia purchased power agreement and the Unit Power Sales Agreement, both of which are discussed in Note 8 to the financial statements.

(4)
It is expected that additional financing under the lease will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt.  If such additional financing cannot be arranged, however, Entergy Louisiana must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

In addition to the contractual obligations given above, Entergy Louisiana currently expects to contribute approximately $27.1 million to its pension plans and approximately $9.9 million to other postretirement plans in 2010; although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy Louisiana’s pension contributions in the future.

Also, in addition to the contractual obligations, Entergy Louisiana has $282.1 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Louisiana reflects capital required to support existing business and customer growth, including the purchase of Acadia Unit 2 and the replacement of the Waterford 3 steam generators, which are discussed below, and dry cask spent fuel storage.  Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, and the ability to access capital.  Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

Acadia Unit 2 Purchase Agreement

In October 2009 Entergy Louisiana announced that it signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  The Acadia Energy Center, which entered commercial service in 2002, consists of two combined-cycle gas-fired generating units, each nominally rated at 580 MW.  Entergy Louisiana proposes to acquire 100 percent of Acadia Unit 2 and a 50 percent ownership interest in the facility’s common assets for approximately $300 million.  In a separate transaction, Cleco Power is acquiring Acadia Unit 1 and the other 50 percent interest in the facility’s common assets.  Upon closing the transaction, Cleco Power will serve as operator for the entire facility.  Entergy Louisiana has committed to sell one third of the output of Unit 2 to Entergy Gulf States Louisiana in accordance with terms and conditions detailed under the existing Entergy System Agreement.

Entergy Louisiana's purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  Closing is expected to occur in late 2010 or early 2011.  Entergy Louisiana and Acadia Power Partners also have entered into a purchased power agreement for 100 percent of the output of Acadia Unit 2 that is expected to commence on May 1, 2010 and is set to expire at the closing of the acquisition transaction.  Entergy Louisiana has filed with the LPSC for approval of the transaction, and no party filed an opposition to the purchase power agreement and it has been forwarded to the LPSC for its review.  The parties have agreed to a procedural schedule for the acquisition that would lead to LPSC consideration of the matter at its January 2011 meeting and includes a hearing before the ALJ in September 2010.

Waterford 3 Steam Generator Replacement Project

Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.  Replacement of these components is common to pressurized water reactors throughout the nuclear industry.  The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with these components within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines.  Routine inspections of the steam generators during Waterford 3's Fall 2006 refueling outage identified additional degradation of certain tube spacer supports in the steam generators that required repair beyond that anticipated prior to the outage.  Corrective measures were successfully implemented to permit continued operation of the steam generators.  While potential future replacement of these components had been contemplated, additional steam generator tube and component degradation necessitates replacement of

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

the steam generators as soon as reasonably achievable.  The earliest the new steam generators can be manufactured and delivered for installation is 2011.  A mid-cycle outage performed in 2007 supports Entergy Louisiana's 2011 replacement strategy.  The reactor vessel head and control element drive mechanisms will be replaced at the same time, utilizing the same reactor building construction opening that is necessary for the steam generator replacement.

In June 2008, Entergy Louisiana filed with the LPSC for approval of the project, including full cost recovery.  Following discovery and the filing of testimony by the LPSC staff and an intervenor, the parties entered into a stipulated settlement of the proceeding.  The LPSC unanimously approved the settlement in November 2008.  The settlement resolved the following issues: 1) the accelerated degradation of the steam generators is not the result of any imprudence on the part of Entergy Louisiana; 2) the decision to undertake the replacement project at the current estimated cost of $511 million is in the public interest, is prudent, and would serve the public convenience and necessity; 3) the scope of the replacement project is in the public interest; 4) undertaking the replacement project at the target installation date during the 2011 refueling outage is in the public interest; and 5) the jurisdictional costs determined to be prudent in a future prudence review are eligible for cost recovery, either in an extention or renewal of the formula rate plan or in a full base rate case including necessary proforma adjustments.  Upon completion of the replacement project, the LPSC will undertake a prudence review with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.

In July 2009, the LPSC granted Entergy Louisiana's motion to dismiss, without prejudice, its application seeking recovery of cash earnings on construction work in progress (CWIP) for the steam generator replacement project, acknowledging Entergy Louisiana's right, at any time, to seek cash earnings on CWIP if Entergy Louisiana believes that circumstances or projected circumstances are such that a request for cash earnings on CWIP is merited.  The cash earnings on CWIP application had been consolidated with a similar request for the Little Gypsy repowering project, which was also dismissed in response to the same motion.

Entergy Louisiana estimates that it will spend approximately $511 million on this project, including $299 million over the 2010-2011 period.

Little Gypsy Repowering Project

In April 2007, Entergy Louisiana announced that it intended to pursue the solid fuel repowering of a 538 MW unit at its Little Gypsy plant, and Entergy Gulf States Louisiana filed subsequently with the LPSC seeking certification to participate in one-third of the project.  Petroleum coke and coal would be the unit's primary fuel sources.  In July 2007, Entergy Louisiana filed with the LPSC for approval of the repowering project.  In addition to seeking a finding that the project is in the public interest, the filing with the LPSC asked that Entergy Louisiana be allowed to recover a portion of the project's financing costs during the construction period.

On March 11, 2009, the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project's economic viability, to make a recommendation regarding whether to proceed with the project.  This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets. On April 1, 2009, Entergy Louisiana complied with the LPSC's directive and recommended that the project be suspended for an extended period of time of three years or more.  Entergy Louisiana estimated that its total costs for the project, if suspended, including actual spending to date and estimated contract cancellation costs, would be approximately $300 million.  Entergy Louisiana had obtained all major environmental permits required to begin construction.  A longer-term suspension places these permits at risk and may adversely affect the project's economics and technological feasibility.  On May 22, 2009, the LPSC issued an order declaring that Entergy Louisiana's decision to place the Little Gypsy project into a longer-term suspension of three years or more is in the public interest and prudent.  In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the project and seeking recovery over a five-year period of the project costs.  The parties to the proceeding agreed to a procedural schedule that results in a hearing in October 2010.  Entergy Louisiana currently estimates that its total costs for the project, if canceled, will be approximately $215 million, of which approximately $193 million was incurred through December 31, 2009.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

New Nuclear Development

Entergy Gulf States Louisiana and Entergy Louisiana provided public notice to the LPSC of their intention to make a filing pursuant to the LPSC's general order that governs the development of new nuclear generation in Louisiana.  The project option being developed by the companies is for new nuclear generation at River Bend.  Entergy Gulf States Louisiana and Entergy Louisiana, together with Entergy Mississippi, have been engaged in the development of options to construct new nuclear generation at the River Bend and Grand Gulf sites.  Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend, and Entergy Mississippi is leading the development at Grand Gulf.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and will recognize on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Development, LLC, a System Energy subsidiary.  Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company's current participation level in the project.  In response to the companies' previous notice, dated August 10, 2009, the LPSC opened a docket.  A procedural schedule will be established after the companies file the certification application referred to in the notice.

Sources of Capital

Entergy Louisiana's sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt or preferred membership interest issuances; and
•	bank financing under new and existing facilities.

Entergy Louisiana may refinance or redeem debt and preferred membership interests prior to maturity, to the extent market conditions and interest and distribution rates are favorable.

All debt and common and preferred membership interest issuances by Entergy Louisiana require prior regulatory approval.  Preferred membership interest and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements.  Entergy Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Louisiana's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2009	2008	2007	2006
(In Thousands)

$52,807	$61,236	($2,791)	($54,041)

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012.  No borrowings were outstanding under the credit facility as of December 31, 2009.

Entergy Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2011, up to the aggregate amount, at any one time outstanding, of $250 million.  See Note 4 to the financial statements for further discussion of Entergy Louisiana's short-term borrowing limits.  Entergy Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through July 2011.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav (and, to a much lesser extent, Hurricane Ike) caused catastrophic damage to Entergy Louisiana's service territory.  The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages.  On October 9, 2008, Entergy Louisiana drew all of its $134 million funded storm reserve.  On October 15, 2008, the LPSC approved Entergy Louisiana's request to defer and accrue carrying costs on unrecovered storm expenditures during the period the company seeks regulatory recovery.  The approval was without prejudice to the ultimate resolution of the total amount of prudently incurred storm costs or final carrying costs rate.

Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana made a supplemental filing to, among other things, recommend recovery of the costs and replenishment of the storm reserves by Louisiana Act 55 (passed in 2007) financing.  Entergy Gulf States Louisiana and Entergy Louisiana recovered their costs from Hurricane Katrina and Hurricane Rita primarily by Act 55 financing, as discussed below.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that, if approved, provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when Act 55 financing is accomplished.  The parties to the proceeding have agreed to a procedural schedule that includes March/April 2010 hearing dates for both the recoverability and the method of recovery proceedings.

Hurricane Rita and Hurricane Katrina

In August and September 2005, Hurricane Katrina and Hurricane Rita, along with extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory, caused catastrophic damage.  The storms and flooding resulted in widespread power outages; significant damage to distribution, transmission, and generation infrastructure; and the temporary loss of sales and customers due to mandatory evacuations and destruction of homes and businesses due to wind, rain, and extended periods of flooding.  Entergy pursued a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses.  Initiatives included obtaining reimbursement of certain costs covered by insurance and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies, in combination with securitization.

Insurance Claims

           Entergy has received a total of $317 million as of December 31, 2009 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane Katrina claims with each of its two excess insurers.  Of the $317 million received, $45 million was allocated to Entergy Louisiana.  Entergy has substantially completed its insurance recoveries related to Hurricane Katrina and Hurricane Rita.

Storm Cost Financings

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings).  The Act 55 financings are expected to produce additional customer benefits as compared to Act 64 traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 3, 2008, the Louisiana State Bond Commission granted preliminary approval for the Act 55 financings.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively, through prospective annual rate reductions of $2 million and $6 million for five years.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  In May 2008, the Louisiana State Bond Commission granted final approval of the Act 55 financings.

On July 29, 2008, the LPFA issued $687.7 million in bonds under the aforementioned Act 55.  From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LPFA, and there is no recourse against Entergy Louisiana in the event of a bond default.

State and Local Rate Regulation

The rates that Entergy Louisiana charges for its services significantly influence its financial position, results of operations, and liquidity.  Entergy Louisiana is regulated and the rates charged to its customers are determined in regulatory proceedings.  A governmental agency, the LPSC, is primarily responsible for approval of the rates charged to customers.

Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase in January 2004.  In May 2005 the LPSC approved a settlement that included the adoption of a three-year formula rate plan, the terms of which included an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding.  Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana.  The initial formula rate plan filing was made in May 2006.  As discussed below the formula rate plan has been extended, with return on common equity provisions consistent with previously approved provisions, to cover the 2008, 2009, and 2010 test years.

In October 2009 the LPSC approved a settlement that resolves Entergy Louisiana's 2006 and 2007 test year filings.  The settlement provides for a new formula rate plan for the 2008, 2009, and 2010 test years.  Entergy Louisiana is permitted, effective with the November 2009 billing cycle, to reset its rates to achieve a 10.25% return on equity for the 2008 test year.  10.25% is the target midpoint return on equity for the new formula rate plan, with an earnings bandwidth of +/- 80 basis points (9.45% - 11.05%).  The rate reset, a $2.5 million increase that includes a $16.3 million cost of service adjustment less a $13.8 million net reduction for decreased capacity costs and a base rate reclassification, was implemented for the November 2009 billing cycle, and the rate reset will be subject to refund pending review of the 2008 test year filing that was made on October 21, 2009.  The settlement does not allow recovery through the formula rate plan of most of Entergy Louisiana's costs associated with Entergy's stock option plan.  Pursuant to the settlement Entergy Louisiana refunded to its customers $12.9 million, which includes interest, in the November 2009 billing cycle.  The LPSC Staff and one intervenor filed comments on the 2008 test year filing in January 2010.  Entergy Louisiana has until March 2010 to provide an initial response to the proposed adjustments and discovery is ongoing.  Entergy Louisiana will implement any agreed changes by March 15, 2010.  A procedural schedule to address any contested issues would be set after March 15, 2010.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

In December 2009, Entergy Louisiana filed an application seeking LPSC approval for a $10.3 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for Waterford 3, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  Currently, Entergy Louisiana has $2.2 million in annual retail rates for decommissioning funding.

In May 2008, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2007 test year, seeking an $18.4 million rate increase, comprised of $12.6 million of recovery of incremental and deferred capacity costs and $5.8 million based on a cost of service revenue deficiency related to continued lost contribution to fixed costs associated with the loss of customers due to Hurricane Katrina.  In August 2008, Entergy Louisiana implemented a $43.9 million formula rate plan decrease to remove interim storm cost recovery and to reduce the storm damage accrual.  Entergy Louisiana then implemented a $16.9 million formula rate plan increase, subject to refund, effective the first billing cycle in September 2008, comprised of $12.6 million of recovery of incremental and deferred capacity costs and $4.3 million based on a cost of service deficiency.

In May 2007, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2006 test year, indicating a 7.6% earned return on common equity.  In September 2007, Entergy Louisiana modified its formula rate plan filing to reflect its implementation of certain adjustments proposed by the LPSC Staff in its review of Entergy Louisiana's original filing with which Entergy Louisiana agreed, and to reflect its implementation of an $18.4 million annual formula rate plan increase comprised of (1) a $23.8 million increase representing 60% of Entergy Louisiana's revenue deficiency, and (2) a $5.4 million decrease for reduced incremental and deferred capacity costs.  In October 2007, Entergy Louisiana implemented a $7.1 million formula rate plan decrease that was due primarily to the reclassification of certain franchise fees from base rates to collection via a line item on customer bills pursuant to an LPSC Order.

In May 2006, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2005 test year.  Entergy Louisiana modified the filing in August 2006 to reflect a 9.45% return on equity which is within the allowed bandwidth.  The modified filing includes an increase of $24.2 million for interim recovery of storm costs from Hurricanes Katrina and Rita and a $119.2 million rate increase to recover LPSC-approved incremental deferred and ongoing capacity costs.  The filing requested recovery of approximately $50 million for the amortization of capacity deferrals over a three-year period, including carrying charges, and approximately $70 million for ongoing capacity costs.  The increase was implemented, subject to refund, with the first billing cycle of September 2006.  Entergy Louisiana subsequently updated its formula rate plan rider to reflect adjustments proposed by the LPSC Staff with which it agrees.  The adjusted return on equity of 9.56% remains within the allowed bandwidth.  Ongoing and deferred incremental capacity costs were reduced to $118.7 million.  The updated formula rate plan rider was implemented, subject to refund, with the first billing cycle of October 2006.  An uncontested stipulated settlement was filed in February 2008 that left the current base rates in place, and the LPSC approved the settlement in March 2008.  In the settlement Entergy Louisiana agreed to credit customers $7.2 million, plus $0.7 million of interest, for customer contributions to the Central States Compact in Nebraska that was never completed and agreed to a one-time $2.6 million deduction from the deferred capacity cost balance.  The credit, for which Entergy Louisiana had previously recorded a provision, was made in May 2008.

In addition to rate proceedings, Entergy Louisiana's fuel costs recovered from customers are subject to regulatory scrutiny.  This regulatory risk represents Entergy Louisiana's largest potential exposure to price changes in the commodity markets.

Entergy Louisiana's retail rate matters and proceedings, including fuel cost recovery-related issues, are discussed further in Note 2 to the financial statements.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Federal Regulation

Interruptible Load Proceeding

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - System Agreement Proceedings - Interruptible Load Proceeding."  In October 2009, the LPSC issued an order approving the flow through to retail rates of the LPSC-jurisdictional portion of the payments and credits resulting from the FERC's orders that had not yet been flowed through to retail rates, which required a net refund to retail customers of $17.6 million, including interest.  Of this amount, $5.4 million was refunded subject to adjustment in the event that future action by the FERC or the D.C. Circuit Court of Appeals results in a reversal or change in the amount of the refunds ordered by the FERC in September 2008.

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion.

Industrial and Commercial Customers

Entergy Louisiana's large industrial and commercial customers continually explore ways to reduce their energy costs.  In particular, cogeneration is an option available to a portion of Entergy Louisiana's industrial customer base.  Entergy Louisiana responds by working with industrial and commercial customers and negotiating electric service contracts to provide competitive rates that match specific customer needs and load profiles.  Entergy Louisiana actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand, from both new and existing customers.  Entergy Louisiana does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Louisiana's marketing efforts in retaining industrial customers.

Nuclear Matters

Entergy Louisiana owns and operates, through an affiliate, the Waterford 3 nuclear power plant.  Entergy Louisiana is, therefore, subject to the risks related to owning and operating a nuclear plant.  These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts.  In the event of an unanticipated early shutdown of Waterford 3, Entergy Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with components within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines.  As discussed above in more detail, Entergy Louisiana plans to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in 2011.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Environmental Risks

Entergy Louisiana's facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy Louisiana is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of Entergy Louisiana's financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy Louisiana's financial position or results of operations.

Nuclear Decommissioning Costs

See "Nuclear Decommissioning Costs" in the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Louisiana records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy.  Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,298	$13,578
Rate of return on plan assets	(0.25%)	$964	-
Rate of increase in compensation	0.25%	$646	$3,136

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$673	$3,576
Discount rate	(0.25%)	$387	$4,016

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2009 was $6.2 million.  Entergy Louisiana anticipates 2010 qualified pension cost to be $14.6 million. Entergy Louisiana contributed $7.6 million to its pension plans in 2009 and anticipates funding approximately $27.1 million in 2010 although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy Louisiana’s pension contributions in the future.

           Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2009 were $16.8 million, including $2.8 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Louisiana expects 2010 postretirement health care and life insurance benefit costs to approximate $17.8 million, including $3.1 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Louisiana expects to contribute approximately $9.9 million to its other postretirement plans in 2010.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Louisiana, LLC
Baton Rouge, Louisiana

We have audited the accompanying balance sheets of Entergy Louisiana, LLC (the “Company”) as of December 31, 2009 and 2008 and the related statements of income, members’ equity and comprehensive income, and cash flows (pages 318 through 322 and applicable items in pages 63 through 193) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$2,183,586	$3,051,294	$2,737,552

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	428,904	1,048,502	887,749
Purchased power	782,235	1,010,804	814,779
Nuclear refueling outage expenses	21,895	19,638	17,664
Other operation and maintenance	401,898	408,489	427,241
Decommissioning	21,377	19,907	18,530
Taxes other than income taxes	66,627	63,184	60,293
Depreciation and amortization	203,791	197,909	178,841
Other regulatory charges (credits) - net	(7,561)	32,763	43,949
TOTAL	1,919,166	2,801,196	2,449,046

OPERATING INCOME	264,420	250,098	288,506

OTHER INCOME
Allowance for equity funds used during construction	27,990	18,439	11,119
Interest and dividend income	75,522	46,370	8,901
Miscellaneous - net	(4,425)	(3,703)	(3,497)
TOTAL	99,087	61,106	16,523

INTEREST AND OTHER CHARGES
Interest on long-term debt	96,353	83,003	74,021
Other interest - net	7,318	11,307	11,708
Allowance for borrowed funds used during construction	(18,059)	(11,297)	(7,531)
TOTAL	85,612	83,013	78,198

INCOME BEFORE INCOME TAXES	277,895	228,191	226,831

Income taxes	45,050	70,648	83,494

NET INCOME	232,845	157,543	143,337

Preferred distribution requirements and other	6,950	6,950	6,950

EARNINGS APPLICABLE TO
COMMON EQUITY	$225,895	$150,593	$136,387

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$232,845	$157,543	$143,337
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(7,561)	32,763	43,949
Depreciation, amortization, and decommissioning	225,168	217,816	197,371
Deferred income taxes, investment tax credits, and non-current taxes accrued	(183,872)	123,219	(26,634)
Changes in working capital:
Receivables	193,181	(111,579)	(65,082)
Accounts payable	(25,074)	9,344	(74,923)
Taxes accrued	300	17,937	1,519
Interest accrued	(5,325)	8,541	(750)
Deferred fuel costs	(89,930)	42,779	95,094
Other working capital accounts	(168,238)	116,565	46,418
Provision for estimated losses and reserves	1,455	1,511	(5,393)
Changes in other regulatory assets	(84,503)	412,561	(23,829)
Changes in pension and other postretirement liabilities	13,664	136,897	(860)
Other	(14,231)	(83,305)	23,221
Net cash flow provided by operating activities	87,879	1,082,592	353,438

INVESTING ACTIVITIES
Construction expenditures	(467,519)	(584,394)	(321,506)
Allowance for equity funds used during construction	27,990	18,439	11,119
Insurance proceeds	153	11,317	10,065
Nuclear fuel purchases	(93,272)	(71,328)	(3,131)
Proceeds from the sale/leaseback of nuclear fuel	93,672	70,928	14,306
Investment in affiliates	160	(545,154)	-
Payments to storm reserve escrow account	-	(134,423)	-
Receipts from storm reserve escrow account	-	133,622	-
Proceeds from nuclear decommissioning trust fund sales	47,520	23,497	23,848
Investment in nuclear decommissioning trust funds	(54,379)	(31,262)	(32,161)
Change in money pool receivable - net	8,429	(61,236)	-
Changes in other investments - net	995	(1,000)	-
Net cash flow used in investing activities	(436,251)	(1,170,994)	(297,460)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	395,450	296,761	-
Additional equity from parent	-	-	1,119
Retirement of long-term debt	(6,597)	(60,000)	-
Change in money pool payable - net	-	(2,791)	(51,250)
Dividends/distributions paid:
Common equity	(20,600)	-	-
Preferred membership interests	(6,950)	(6,950)	(8,069)
Other	-	-	(221)
Net cash flow provided by (used in) financing activities	361,303	227,020	(58,421)

Net increase (decrease) in cash and cash equivalents	12,931	138,618	(2,443)

Cash and cash equivalents at beginning of period	138,918	300	2,743

Cash and cash equivalents at end of period	$151,849	$138,918	$300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$105,586	$82,449	$82,584
Income taxes	$223,610	$(12,718)	$119,080

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS

	December 31,
	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$160	$-
Temporary cash investments	151,689	138,918
Total cash and cash equivalents	151,849	138,918
Accounts receivable:
Customer	56,978	127,765
Allowance for doubtful accounts	(1,312)	(1,698)
Associated companies	110,425	244,575
Other	9,174	11,271
Accrued unbilled revenues	72,550	67,512
Total accounts receivable	247,815	449,425
Note receivable - Entergy New Orleans	9,353	-
Accumulated deferred income taxes	-	66,229
Materials and supplies - at average cost	127,812	128,388
Deferred nuclear refueling outage costs	36,783	19,962
Gas hedge contracts	3,409	-
Prepayments and other	10,633	10,046
TOTAL	587,654	812,968

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	544,994	545,154
Decommissioning trust funds	209,070	180,862
Non-utility property - at cost (less accumulated depreciation)	1,124	1,306
Note receivable - Entergy New Orleans	-	9,353
Other	810	1,805
TOTAL	755,998	738,480

UTILITY PLANT
Electric	7,190,609	6,734,732
Property under capital lease	262,111	256,348
Construction work in progress	509,667	602,070
Nuclear fuel under capital lease	122,011	74,197
TOTAL UTILITY PLANT	8,084,398	7,667,347
Less - accumulated depreciation and amortization	3,370,225	3,245,701
UTILITY PLANT - NET	4,714,173	4,421,646

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	132,086	107,596
Other regulatory assets	477,020	515,053
Deferred fuel costs	67,998	67,998
Long-term receivables	1,500	1,209
Other	18,762	20,218
TOTAL	697,366	712,074

TOTAL ASSETS	$6,755,191	$6,685,168

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY

	December 31,
	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$222,326	$-
Accounts payable:
Associated companies	56,057	67,465
Other	141,311	254,055
Customer deposits	82,864	78,401
Taxes accrued	25,993	25,693
Accumulated deferred income taxes	13,349	-
Interest accrued	32,955	38,280
Deferred fuel costs	1,633	91,563
Obligations under capital leases	56,528	38,362
Pension and other postretirement liabilities	9,153	8,935
System agreement cost equalization	54,000	156,000
Gas hedge contracts	-	26,668
Other	9,831	33,841
TOTAL	706,000	819,263

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,703,272	1,940,065
Accumulated deferred investment tax credits	79,650	82,848
Obligations under capital leases	65,483	35,843
Other regulatory liabilities	45,711	43,562
Decommissioning	298,216	276,839
Accumulated provisions	20,301	19,916
Pension and other postretirement liabilities	296,347	282,683
Long-term debt	1,557,226	1,387,473
Other	71,176	88,838
TOTAL	4,137,382	4,158,067

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,837,348	1,632,053
Accumulated other comprehensive loss	(25,539)	(24,215)
TOTAL	1,911,809	1,707,838

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,755,191	$6,685,168

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2009		2008		2007
	(In Thousands)

MEMBERS' EQUITY
Members' Equity, January 1	$1,632,053		$1,481,509		$1,344,003

Add:
Net income	232,845	$232,845	157,543	$157,543	143,337	$143,337
Additional equity from parent	-		-		1,119
Total	232,845		157,543		144,456

Deduct:
Dividends/distribution declared:
Common equity	20,600		-		-
Preferred membership interests	6,950	6,950	6,950	6,950	6,950	6,950
Other	-		49		-
Total	27,550		6,999		6,950

Members' Equity, December 31	$1,837,348		$1,632,053		$1,481,509

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated other comprehensive income	$(24,215)		$(27,968)		$(25,695)

Pension and other postretirement liabilities (net of tax expense (benefit)
of ($1,692), $2,835, and ($6,703))	(1,324)	(1,324)	3,753	3,753	(2,273)	(2,273)

Balance at end of period:
Pension and other postretirement liabilities	$(25,539)		$(24,215)		$(27,968)
Comprehensive Income		$224,571		$154,346		$134,114

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2009	2008	2007	2006	2005
	(In Thousands)

Operating revenues	$2,183,586	$3,051,294	$2,737,552	$2,451,258	$2,650,181
Net Income	$232,845	$157,543	$143,337	$137,618	$128,082
Total assets	$6,775,191	$6,685,168	$5,723,121	$5,654,842	$5,855,053
Long-term obligations (1)	$1,622,709	$1,423,316	$1,149,478	$1,191,044	$1,208,140

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2009	2008	2007	2006	2005
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$669	$967	$854	$797	$828
Commercial	456	660	578	533	539
Industrial	664	1,062	872	809	834
Governmental	36	51	43	40	41
Total retail	1,825	2,740	2,347	2,179	2,242
Sales for resale:
Associated companies	252	249	310	215	339
Non-associated companies	5	12	8	12	14
Other	102	50	73	45	55
Total	$2,184	$3,051	$2,738	$2,451	$2,650
Billed Electric Energy Sales (GWh):
Residential	8,684	8,487	8,646	8,558	8,559
Commercial	5,867	5,784	5,848	5,714	5,554
Industrial	13,386	13,162	13,209	12,770	12,348
Governmental	459	459	446	441	428
Total retail (2)	28,396	27,892	28,149	27,483	26,889
Sales for resale:
Associated companies	1,513	2,028	2,299	2,369	2,451
Non-associated companies	109	205	112	101	109
Total	30,018	30,125	30,560	29,953	29,449

(2) 2006 billed electric energy sales includes 96 GWh of billings related to 2005 deliveries that were billed in 2006 because of billing delays following Hurricane Katrina, which results in an increase of 402 GWh in 2006, or 1.5% and an increase of 762 in 2007, or 2.8%.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2009 Compared to 2008

Net income increased $17.9 million primarily due to higher net revenue, partially offset by higher interest expense and higher depreciation and amortization expenses.

2008 Compared to 2007

Net income decreased $12.4 million primarily due to higher other operation and maintenance expenses, lower other income, and higher depreciation and amortization expenses, partially offset by higher net revenue.

Net Revenue

2009 Compared to 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2009 to 2008.

Amount
(In Millions)

2008 net revenue	$498.8
Retail electric price	18.9
Net wholesale revenue	7.6
Reserve equalization	5.9
Other	2.7
2009 net revenue	$533.9

The retail electric price variance is primarily due to a formula rate plan increase effective July 2009 and an increase in Attala power plant costs that are recovered through the power management rider. The formula rate plan filing is discussed further in "State and Local Rate Regulation" below. The net income effect of the Attala power plant costs recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $254.6 million in fuel cost recovery revenues due to lower fuel rates and decreased usage and a decrease of $52.1 million in gross wholesale revenues

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

primarily due to a decrease in volume as a result of less energy available for resale sales, partially offset by an increase of $20.4 million in power management rider revenue.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Other regulatory charges (credits) decreased primarily due to decreased recovery of costs associated with the power management recovery rider and decreased recovery through the Grand Gulf Rider of Grand Gulf capacity costs due to lower rates and decreased usage. There is no material effect on net income due to quarterly adjustments to the power management recovery rider and annual adjustments to the Grand Gulf rider. See Note 2 to the financial statements for additional information regarding the power management recovery rider and the Grand Gulf Rider.

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing 2008 to 2007.

Amount
(In Millions)

2007 net revenue	$486.9
Attala costs	9.9
Rider revenue	6.0
Base revenue	5.1
Reserve equalization	(2.4)
Net wholesale revenue	(4.0)
Other	(2.7)
2008 net revenue	$498.8

The Attala costs variance is primarily due to an increase in the Attala power plant costs that are recovered through the power management rider.  The net income effect of this recovery in limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The rider revenue variance is the result of a storm damage rider that became effective in October 2007. The establishment of this rider results in an increase in rider revenue and a corresponding increase in other operation and maintenance expense for the storm reserve with no effect on net income.

The base revenue variance is primarily due to a formula rate plan increase effective July 2007.  The formula rate plan filing is discussed further in "State and Local Rate Regulation" below.

The reserve equalization variance is primarily due to changes in the Entergy System generation mix compared to the same period in 2007.

The net wholesale revenue variance is primarily due to lower profit on joint account sales and reduced capacity revenue from the Municipal Energy Agency of Mississippi.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to an increase of $152.5 million in fuel cost recovery revenues due to higher fuel rates, partially offset by a decrease of $43 million in gross wholesale revenues due to a decrease in net generation and purchases in excess of decreased net area demand resulting in less energy available for resale sales coupled with a decrease in system agreement remedy receipts.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power, partially offset by decreased demand and decreased recovery from customers of deferred fuel costs.

Other regulatory charges increased primarily due to increased recovery through the Grand Gulf rider of Grand Gulf capacity costs due to higher rates and increased recovery of costs associated with the power management recovery rider. There is no material effect on net income due to quarterly adjustments to the power management recovery rider. See Note 2 to the financial statements for additional information regarding the power management recovery rider and the Grand Gulf Rider.

Other Income Statement Variances

2009 Compared to 2008

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to the gain recorded in 2009 on the sale of utility property, offset by a potential buyer's forfeiture of a $1.7 million deposit in June 2008 for an option to purchase non-utility property.

Interest expense increased primarily due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009.

2008 Compared to 2007

Other operation and maintenance expenses increased primarily due to:

•	an increase of $8.6 million in loss reserves in 2008 compared to 2007, including the effect of the storm damage rider implemented in October 2007;
•	an increase of $3.5 million in fossil plant expenses due to increased outages, higher plant maintenance costs, and environmental costs;
•	an increase of $2.8 million in distribution expenses due primarily to the timing of contract work and lower reimbursements; and
•	an increase of $1.4 million in legal spending due to increased regulatory activity.

The increase was partially offset by a decrease of $5.9 million in payroll, payroll-related, and benefit costs.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to decreased interest earned on money pool investments and the gain recorded in 2007 on the sale of non-utility property.

Income Taxes

The effective income tax rates for 2009, 2008, and 2007 were 35.3%, 35.8%, and 33.2%, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$1,082	$40,582	$73,417

Cash flow provided by (used in):
Operating activities	222,019	80,000	169,194
Investing activities	(159,473)	(133,289)	(68,901)
Financing activities	27,824	13,789	(133,128)
Net increase (decrease) in cash and cash equivalents	90,370	(39,500)	(32,835)

Cash and cash equivalents at end of period	$91,452	$1,082	$40,582

Operating Activities

Cash flow provided by operating activities increased $142 million in 2009 primarily due to increased recovery of deferred fuel costs and a decrease of $5.9 million in pension contributions, offset by an increase of $22.4 million in income tax payments.

Cash flow provided by operating activities decreased $89.2 million in 2008 primarily due to:

•	decreased recovery of deferred fuel and purchased power costs;
•	the receipt of $48 million of securitization proceeds in 2007;
•	the timing of collections of receivables from customers and payments to vendors; and
•	an increase of $10.9 million in pension contributions.

The decrease was partially offset by a decrease in income tax payments.

Investing Activities

Cash flow used in investing activities increased $26.2 million in 2009 primarily due to money pool activity, offset by decreased construction expenditures related to various fossil and distribution projects.

Increases in Entergy Mississippi's receivable from the money pool are a use of cash flow, and Entergy Mississippi's receivable from the money pool increased by $31.4 million in 2009.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Cash flow used in investing activities increased $64.4 million in 2008 primarily due to the receipt of proceeds in 2007 from funds held in trust in 2006 that were used for the redemption in January 2007, prior to maturity, of $100 million of 4.35% Series First Mortgage Bonds, partially offset by the transfer in 2007 of $30.7 million to the storm damage reserve escrow account and money pool activity.

Decreases in Entergy Mississippi's receivable from the money pool are a source of cash flow, and Entergy Mississippi's receivable from the money pool decreased by $21 million in 2008.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Financing Activities

Cash flow provided by financing activities increased $14 million in 2009 primarily due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009, offset by money pool activity.

Decreases in Entergy Mississippi's payable to the money pool are a use of cash flow, and Entergy Mississippi's payable to the money pool decreased by $66 million in 2009.

Entergy Mississippi's financing activities provided $13.8 million in cash flow in 2008 compared to using $133.1 million in cash flow in 2007 primarily due to the redemption, prior to maturity, of $100 million of 4.35% Series First Mortgage Bonds in January 2007 and money pool activity, partially offset by an increase of $18 million in common stock dividends paid.

Increases in Entergy Mississippi's payable to the money pool are a source of cash flow, and Entergy Mississippi's payable to the money pool increased by $66 million in 2008.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio is due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009, as discussed below.

	December 31, 2009	December 31, 2008

Net debt to net capital	50.7%	49.5%
Effect of subtracting cash from debt	2.8%	0.0%
Debt to capital	53.5%	49.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of capital lease obligations and long-term debt, including the currently maturing portion.  Capital consists of debt and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi's financial condition.

Uses of Capital
Entergy Mississippi requires capital resources for:

•	construction and other capital investments;
•	debt and preferred stock maturities;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	dividend and interest payments.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Following are the amounts of Entergy Mississippi's planned construction and other capital investments, and existing debt obligations and lease obligations (includes estimated interest payments):

	2010	2011-2012	2013-2014	After 2014	Total
	(In Millions)
Planned construction and
capital investment (1)	$219	$375	N/A	N/A	$594
Long-term debt (2)	$50	$173	$182	$1,080	$1,485
Capital lease payments	$2	$4	$2	N/A	$8
Operating leases	$6	$7	$6	$9	$28
Purchase obligations (3)	$187	$366	$351	$1,596	$2,500

(1)
Includes approximately $123 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems, and to support normal customer growth.

(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Mississippi currently expects to contribute approximately $17.8 million to its pension plans and approximately $5 million to other postretirement plans in 2010; although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy Mississippi's pension contributions in the future.

 Also, in addition to the contractual obligations, Entergy Mississippi has $8 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Mississippi reflects capital required to support existing business and customer growth.  Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, and the ability to access capital.  Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly.  Entergy Mississippi's long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2009, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $236 million.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

New Nuclear Development

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi is developing a project option for new nuclear generation at Grand Gulf Nuclear Station.  Entergy Mississippi, together with Entergy Gulf States Louisiana and Entergy Louisiana, has been engaged in the development of options to construct new nuclear generation at the Grand Gulf and River Bend Station sites.  Entergy Mississippi is leading the development at Grand Gulf, and Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In 2010, Entergy Mississippi paid for and has recognized on its books $49.5 million in costs associated with the development of new nuclear generation at Grand Gulf; these costs previously had been recorded on the books of Entergy New Nuclear Development, LLC, a System Energy subsidiary.

Sources of Capital

Entergy Mississippi's sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt or preferred stock issuances; and
•	bank financing under new or existing facilities.

Entergy Mississippi may refinance or redeem debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Mississippi require prior regulatory approval.  Preferred stock and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indenture, and other agreements.  Entergy Mississippi has sufficient capacity under these tests to meet its foreseeable capital needs.

In May and June 2009, Entergy Mississippi renewed its two separate credit facilities through May 2010. In August 2009, Entergy Mississippi increased its borrowing capacity with a third line of credit which will also expire in May 2010, increasing the borrowing limits to the aggregate amount of $70 million.  No borrowings were outstanding under the credit facilities as of December 31, 2009.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2009	2008	2007	2006
(In Thousands)

$31,435	($66,044)	$20,997	$39,573

In May 2007, $6.6 million of Entergy Mississippi's receivable from the money pool was replaced by a note receivable from Entergy New Orleans.  See Note 4 to the financial statements for a description of the money pool.

           Entergy Mississippi has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2011, up to the aggregate amount, at any one time outstanding, of $175 million.  See Note 4 to the financial statements for further discussion of Entergy Mississippi's short-term borrowing limits.  Entergy Mississippi has also obtained an order from the FERC authorizing long-term securities issuances through July 2011.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

State and Local Rate Regulation

The rates that Entergy Mississippi charges for electricity significantly influence its financial position, results of operations, and liquidity.  Entergy Mississippi is regulated and the rates charged to its customers are determined in regulatory proceedings.  A governmental agency, the MPSC, is primarily responsible for approval of the rates charged to customers.

Formula Rate Plan

In September 2009, Entergy Mississippi filed proposed modifications to its formula rate plan rider.  The proposed modifications include: (1) resetting Entergy Mississippi's return on common equity to the middle of the formula rate plan bandwidth each year and eliminating the 50/50 sharing in the current plan, (2) replacing the current rate change limit of two percent of revenues subject to a $14.5 million revenue adjustment cap with a proposed limit of four percent of revenues, (3) implementing a projected test year for the annual filing and subsequent look-back for the prior year, and (4) modifying the performance measurement process.

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

In March 2007, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2006 test year with the MPSC.  The filing showed that an increase of $12.9 million in annual electric revenues is warranted.  In June 2007 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities staff that provides for a $10.5 million rate increase, which was effective beginning with July 2007 billings.

Fuel and Purchased Power Cost Recovery

Entergy Mississippi's rate schedules include an energy cost recovery rider that is adjusted quarterly to reflect accumulated over- or under-recoveries from the second prior quarter.

In July 2008 the MPSC began a proceeding to investigate the fuel procurement practices and fuel adjustment schedules of the Mississippi utility companies, including Entergy Mississippi.  A two-day public hearing was held in July 2008, and after a recess during which the MPSC reviewed information, the hearing resumed on August 5, 2008, for additional testimony by an expert witness retained by the MPSC.  The MPSC's witness presented testimony regarding a review of the utilities' fuel adjustment clauses.  The MPSC stated that the goal of the proceeding is fact-finding so that the MPSC may decide whether to amend the current fuel cost recovery process.  In February 2009 the MPSC published a final report of its expert witness, which discussed Entergy Mississippi's fuel procurement activities and made recommendations regarding fuel recovery practices in Mississippi.

In addition, in October 2008 the MPSC issued an order directing Entergy Mississippi and Entergy Services to provide documents associated with fuel adjustment clause litigation in Louisiana involving Entergy Louisiana and Entergy New Orleans, and in January 2009 issued an order requiring Entergy Mississippi to provide additional information related to the long-term Evangeline gas contract that had been an issue in the fuel adjustment clause litigation in Louisiana.  Entergy Mississippi and Entergy Services filed a response

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

to the MPSC order stating that gas from the Evangeline gas contract had been sold into the Entergy System exchange and had an effect on the costs paid by Entergy Mississippi's customers.  The MPSC's investigation is ongoing.

In August 2009 the MPSC retained an independent audit firm to audit Entergy Mississippi's fuel adjustment clause submittals for the period October 2007 through September 2009.  The independent audit firm submitted its report to the MPSC in December 2009.  The report does not recommend that any costs be disallowed for recovery.  The report did suggest that some costs, less than one percent of the fuel and purchased power costs recovered during the period, may have been more reasonably charged to customers through base rates rather than through fuel charges, but the report did not suggest that customers should not have paid for those costs.  In November 2009 the MPSC also retained another firm to review processes and practices related to fuel and purchased energy.  The results of that review are due to the MPSC in March 2010.

In January 2010 the MPSC issued an order certifying to the Mississippi Legislature the independent audit report and the Public Utilities Staff's annual fuel audit report for the years ended September 30, 2008 and 2009, which did not find any imprudent costs.  The order stated that the MPSC will open a rulemaking docket to address certain policy issues regarding allowable fuel adjustment costs, fuel adjustment mechanisms, and related matters.

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The litigation is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  On December 29, 2008, the defendant Entergy companies filed to remove the attorney general's suit to U.S. District Court (the forum that Entergy believes is appropriate to resolve the types of federal issues raised in the suit), where it is currently pending, and additionally answered the complaint and filed a counter-claim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act.  The Mississippi attorney general has filed a pleading seeking to remand the matter to state court.  In May 2009, the defendant Entergy companies filed a motion for judgment on the pleadings asserting grounds of federal preemption, the exclusive jurisdiction of the MPSC, and factual errors in the attorney general's complaint.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

Critical Accounting Estimates

The preparation of Entergy Mississippi's financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and there is the potential for future changes in the assumptions and measurements that could produce estimates that would have a material impact on the presentation of Entergy Mississippi's financial position or results of operations.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Mississippi records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy.  Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$629	$6,592
Rate of return on plan assets	(0.25%)	$498	-
Rate of increase in compensation	0.25%	$304	$1,347

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$327	$1,700
Discount rate	(0.25%)	$187	$1,945

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2009 was $3.4 million.  Entergy Mississippi anticipates 2010 qualified pension cost to be $7.3 million.  Entergy Mississippi contributed $5.8 million to its qualified pension plans in 2009 and anticipates that it will contribute approximately $17.8 million in 2010 although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy Mississippi's pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Mississippi in 2009 were $6.5 million, including $1.6 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Mississippi expects 2010 postretirement health care and life insurance benefit costs to approximate $5.0 million, including $1.6 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Mississippi expects to contribute approximately $5 million to its other postretirement plans in 2010.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, retained earnings, and cash flows (pages 336 through 340 and applicable items in pages 63 through 193) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$1,177,304	$1,462,182	$1,372,802

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	340,804	456,730	456,346
Purchased power	359,664	468,219	414,763
Other operation and maintenance	217,452	216,554	202,952
Taxes other than income taxes	63,381	63,807	62,516
Depreciation and amortization	86,872	83,297	79,470
Other regulatory charges (credits) - net	(57,056)	38,385	14,810
TOTAL	1,011,117	1,326,992	1,230,857

OPERATING INCOME	166,187	135,190	141,945

OTHER INCOME
Allowance for equity funds used during construction	2,964	2,966	3,900
Interest and dividend income	863	1,778	5,572
Miscellaneous - net	(564)	(2,047)	1,011
TOTAL	3,263	2,697	10,483

INTEREST AND OTHER CHARGES
Interest on long-term debt	47,414	41,560	41,699
Other interest - net	3,868	5,328	5,321
Allowance for borrowed funds used during construction	(1,791)	(1,951)	(2,548)
TOTAL	49,491	44,937	44,472

INCOME BEFORE INCOME TAXES	119,959	92,950	107,956

Income taxes	42,323	33,240	35,850

NET INCOME	77,636	59,710	72,106

Preferred dividend requirements and other	2,828	2,828	2,768

EARNINGS APPLICABLE TO
COMMON STOCK	$74,808	$56,882	$69,338

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$77,636	$59,710	$72,106
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(57,056)	38,385	14,810
Depreciation and amortization	86,872	83,297	79,470
Deferred income taxes, investment tax credits, and non-current taxes accrued	15,923	32,031	(17,123)
Changes in working capital:
Receivables	44,050	(46,490)	898
Fuel inventory	3,413	1,078	(2,721)
Accounts payable	3,511	3,950	(13,379)
Taxes accrued	707	4,858	(9,649)
Interest accrued	2,066	1,919	2,131
Deferred fuel costs	77,932	(81,607)	(18,654)
Other working capital accounts	(37,373)	43,534	(12,432)
Provision for estimated losses and reserves	4,446	(13,307)	40,228
Changes in other regulatory assets	(43,807)	(98,387)	37,381
Changes in pension and other postretirement liabilities	(6,786)	61,277	(7,658)
Other	50,484	(10,248)	3,786
Net cash flow provided by operating activities	222,018	80,000	169,194

INVESTING ACTIVITIES
Construction expenditures	(130,907)	(156,224)	(156,643)
Allowance for equity funds used during construction	2,964	2,966	3,900
Proceeds from sale of assets	-	-	2,616
Change in money pool receivable - net	(31,435)	20,997	11,974
Changes in other temporary investments - net	-	-	100,000
Payment to storm reserve escrow account	(175)	(944)	(30,748)
Other	80	(84)	-
Net cash flow used in investing activities	(159,473)	(133,289)	(68,901)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	147,996	28,873	-
Retirement of long-term debt	-	(30,000)	(100,000)
Change in money pool payable - net	(66,044)	66,044	-
Dividends paid:
Common stock	(51,300)	(48,300)	(30,300)
Preferred stock	(2,828)	(2,828)	(2,828)
Net cash flow provided by (used in) financing activities	27,824	13,789	(133,128)

Net increase (decrease) in cash and cash equivalents	90,369	(39,500)	(32,835)

Cash and cash equivalents at beginning of period	1,082	40,582	73,417

Cash and cash equivalents at end of period	$91,451	$1,082	$40,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$47,007	$42,960	$42,479
Income taxes	$23,478	$1,055	$48,914

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,147	$1,072
Temporary cash investment	90,304	10
Total cash and cash equivalents	91,451	1,082
Accounts receivable:
Customer	50,092	76,503
Allowance for doubtful accounts	(1,018)	(687)
Associated companies	36,565	29,291
Other	12,842	11,675
Accrued unbilled revenues	41,137	35,451
Total accounts receivable	139,618	152,233
Note receivable - Entergy New Orleans	7,610	-
Deferred fuel costs	-	5,025
Accumulated deferred income taxes	294	19,335
Fuel inventory - at average cost	5,875	9,288
Materials and supplies - at average cost	37,979	31,921
Prepayments and other	2,820	6,290
TOTAL	285,647	225,174

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,535	5,615
Non-utility property - at cost (less accumulated depreciation)	4,864	5,000
Storm reserve escrow account	31,867	31,692
Note receivable - Entergy New Orleans	-	7,610
TOTAL	42,266	49,917

UTILITY PLANT
Electric	3,070,109	2,951,636
Property under capital lease	6,418	7,806
Construction work in progress	62,866	81,959
TOTAL UTILITY PLANT	3,139,393	3,041,401
Less - accumulated depreciation and amortization	1,115,756	1,058,426
UTILITY PLANT - NET	2,023,637	1,982,975

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	34,114	23,693
Other regulatory assets	251,407	226,933
Other	19,564	19,451
TOTAL	305,085	270,077

TOTAL ASSETS	$2,656,635	$2,528,143

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$58,421	$115,876
Other	31,176	39,623
Customer deposits	62,316	58,517
Taxes accrued	41,603	40,896
Interest accrued	19,179	17,113
Deferred fuel costs	72,907	-
System agreement cost equalization	-	23,000
Gas hedge contracts	-	15,610
Other	5,399	5,373
TOTAL	291,001	316,008

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	578,759	571,193
Accumulated deferred investment tax credits	7,514	8,605
Obligations under capital lease	4,949	6,418
Other regulatory liabilities	2,905	22,331
Asset retirement cost liabilities	5,071	4,784
Accumulated provisions	41,403	36,957
Pension and other postretirement liabilities	111,437	118,223
Long-term debt	845,304	695,330
Other	29,146	32,656
TOTAL	1,626,488	1,496,497

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2009 and 2008	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	490,129	466,621
TOTAL	688,765	665,257

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,656,635	$2,528,143

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Retained Earnings, January 1	$466,621	$458,039	$419,001

Add:
Net income	77,636	59,710	72,106

Deduct:
Preferred dividend requirements and other	2,828	2,828	2,768
Dividends declared on common stock	51,300	48,300	30,300
Total	54,128	51,128	33,068

Retained Earnings, December 31	$490,129	$466,621	$458,039

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2009	2008	2007	2006	2005
	(In Thousands)

Operating revenues	$1,177,304	$1,462,182	$1,372,802	$1,450,008	$1,306,543
Net Income	$77,636	$59,710	$72,106	$52,285	$62,103
Total assets	$2,656,635	$2,528,143	$2,386,269	$2,440,891	$2,311,043
Long-term obligations (1)	$850,253	$701,748	$703,072	$795,187	$695,157

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2009	2008	2007	2006	2005
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$467	$556	$500	$568	$503
Commercial	395	482	428	484	421
Industrial	147	199	185	236	209
Governmental	37	44	40	45	41
Total retail	1,046	1,281	1,153	1,333	1,174
Sales for resale:
Associated companies	49	93	139	43	62
Non-associated companies	28	36	33	37	37
Other	54	52	48	37	34
Total	$1,177	$1,462	$1,373	$1,450	$1,307
Billed Electric Energy Sales (GWh):
Residential	5,358	5,354	5,474	5,387	5,333
Commercial	4,756	4,841	4,872	4,746	4,630
Industrial	2,178	2,565	2,771	2,927	2,967
Governmental	405	411	421	417	411
Total retail	12,697	13,171	13,538	13,477	13,341
Sales for resale:
Associated companies	198	534	1,025	469	516
Non-associated companies	330	401	468	431	420
Total	13,225	14,106	15,031	14,377	14,277

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2009 Compared to 2008

Net income decreased $3.9 million primarily due to lower net revenue and lower other income, partially offset by lower interest expense and a lower effective income tax rate.

2008 Compared to 2007

Net income increased $10.4 million primarily due to higher net revenue, lower other operation and maintenance expenses, partially offset by lower other income and higher taxes other than income taxes.

Net Revenue

2009 Compared to 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing 2009 to 2008.

Amount
(In Millions)

2008 net revenue	$252.7
Effect of rate case settlement	(14.4)
Price applied to unbilled sales	(4.1)
Volume/weather	9.2
Other	(0.4)
2009 net revenue	$243.0

The effect of rate case settlement variance results from the April 2009 settlement of Entergy New Orleans’ rate case, and includes the effects of realigning non-fuel costs associated with the operation of Grand Gulf from the fuel adjustment clause to electric base rates effective June 2009.  See Note 2 to the financial statements for further discussion of the rate case settlement.

The price applied to unbilled sales variance results from a decline in natural gas and purchased power prices.

The volume/weather variance is primarily due to an increase in electricity usage in the service territory, and more favorable weather in 2009 compared to the same period in 2008.  Entergy New Orleans estimates that approximately 150,000 electric customers and 96,000 gas customers have returned since Hurricane Katrina and are taking service as of December 31, 2009, compared to approximately 141,000 electric customers and 93,000 gas customers as of December 31, 2008.  Billed retail electricity usage increased a total of 238 GWh compared to the same period in 2008, an increase of 5.3%.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $107.5 million in electric fuel cost recovery revenues due to lower fuel rates offset by higher electricity usage;
•	a decrease of $74.8 million in gross wholesale revenue due to a decrease in the average price of energy available for resale sales; and
•	a decrease of $37 million in gross gas revenues primarily due to lower fuel cost recovery revenues.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power, partially offset by an increase in demand.

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing 2008 to 2007.

Amount
(In Millions)

2007 net revenue	$231.0
Volume/weather	15.5
Net gas revenue	6.6
Rider revenue	3.9
Base revenue	(11.3)
Other	7.0
2008 net revenue	$252.7

The volume/weather variance is due to an increase in electricity usage in the service territory in 2008 compared to the same period in 2007.  Entergy New Orleans estimates that approximately 141,000 electric customers and 93,000 gas customers have returned since Hurricane Katrina and are taking service as of December 31, 2008, compared to approximately 132,000 electric customers and 86,000 gas customers as of December 31, 2007.  Billed retail electricity usage increased a total of 184 GWh compared to the same period in 2007, an increase of 4%.

The net gas revenue variance is primarily due to an increase in base rates in March and November 2007.  Refer to Note 2 to the financial statements for a discussion of the base rate increase.

The rider revenue variance is due primarily to higher total revenue and a storm reserve rider effective March 2007 as a result of the City Council's approval of a settlement agreement in October 2006.  The approved storm reserve has been set to collect $75 million over a ten-year period through the rider and the funds will be held in a restricted escrow account.  The settlement agreement is discussed in Note 2 to the financial statements.

The base revenue variance is primarily due to a base rate recovery credit, effective January 2008.  The base rate credit is discussed in Note 2 to the financial statements.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $58.9 million in gross wholesale revenue due to increased sales to affiliated customers and an increase in the average price of energy available for resale sales;
•	an increase of $47.7 million in electric fuel cost recovery revenues due to higher fuel rates and increased electricity usage; and

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

•	an increase of $22 million in gross gas revenues due to higher fuel recovery revenues and increases in gas base rates in March 2007 and November 2007.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power in addition to an increase in demand.

Other Income Statement Variances

2009 Compared to 2008

Other income decreased primarily due to a decrease in the interest rate earned on money pool investments.

Interest and other charges decreased primarily due to a decrease in the interest rate on notes payable issued to affiliates as part of Entergy New Orleans' plan of reorganization, as described more fully in Note 18 to the financial statements.

2008 Compared to 2007

Other operation and maintenance expenses decreased primarily due to:

•	a provision for storm-related bad debts of $11 million recorded in 2007;
•	a decrease of $6.2 million in legal and professional fees;
•	a decrease of $3.4 million in employee benefit expenses; and
•	a decrease of $1.9 million in gas operations spending due to higher labor and material costs for reliability work in 2007.

The decrease was partially offset by:

•	an increase of $3 million due to the accrual of Energy Efficiency and Economic Development Funds;
•	an increase of $3 million in outside regulatory consultant fees; and
•	an increase of $2.7 million in loss reserves primarily due to the implementation of the storm reserve rider in March 2007. The storm reserve rider is discussed above under "Net Revenue."

Taxes other than income taxes increased primarily due to higher franchise taxes in 2008 as a result of higher revenues.

Other income decreased due to a reduction in the allowance for equity funds used during construction related to a decrease in storm-related construction and lower carrying costs due to the reduction of the Hurricane Katrina storm costs regulatory asset.

Income Taxes

The effective income tax rates for 2009, 2008, and 2007 were 33.6%, 39.7%, and 35.5%, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

Hurricane Katrina

In August 2005, Hurricane Katrina caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area.  The storms and flooding resulted in power outages; significant damage to electric distribution, transmission, and generation and gas infrastructure; and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses.  Entergy pursued a broad range of initiatives to recover storm restoration and business continuity costs.  Initiatives included obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for damage caused by Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and the City Council.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Community Development Block Grant (CDBG)

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that included CDBG funding (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allowed state and local leaders to fund individual recovery priorities.  In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild (which is discussed below).  Entergy New Orleans received $180.8 million of CDBG funds in 2007.

Insurance Claims

Entergy has received a total of $317 million as of December 31, 2009 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane Katrina claims with each of its two excess insurers.  Of the $317 million received, $206 million was allocated to Entergy New Orleans.  Entergy has substantially completed its insurance recoveries related to Hurricane Katrina and Hurricane Rita.

Rate and Storm-related Riders Filings

See "Formula Rate Plans and Storm-related Riders" below for a discussion of Entergy New Orleans' June 2006 formula rate plan filings and request to implement two storm-related riders filed with the City Council.

Gas System Rebuild

In addition to the Hurricane Katrina storm restoration costs that Entergy New Orleans incurred, Entergy New Orleans expects that over a longer term rebuilding of the gas system in New Orleans will be necessary due to the massive salt water intrusion into the system caused by the flooding in New Orleans.  The salt water intrusion is expected to shorten the life of the gas system, making it necessary to rebuild portions of that system over time, earlier than otherwise would be expected.  Entergy New Orleans currently expects the cost to rebuild the gas system to be $465 million, with the project extending many years into the future.  Entergy New Orleans received insurance proceeds for future construction expenditures associated with rebuilding its gas system, and the October 2006 City Council resolution approving the settlement of Entergy New Orleans' rate and storm-cost recovery filings requires Entergy New Orleans to record those proceeds in a designated sub-account of other deferred credits until the proceeds are spent on the rebuild project.  This other deferred credit is shown as "Gas system rebuild insurance proceeds" on Entergy New Orleans' balance sheet.

Bankruptcy Proceedings

As a result of the effects of Hurricane Katrina and the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, on September 23, 2005, Entergy New Orleans filed a voluntary petition in bankruptcy court seeking reorganization relief under Chapter 11 of the U.S. Bankruptcy Code.  On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization.  With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007.  Following are significant terms in Entergy New Orleans' plan of reorganization:

•
Entergy New Orleans paid in full, in cash, the allowed third-party prepetition accounts payable (approximately $29 million, including interest).  Entergy New Orleans paid interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest (9.5%) plus 1% for 2007 through the date of payment.

•
Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool.  Entergy New Orleans included in the principal amount of the notes accrued interest from September 23, 2005 at the Louisiana judicial rate of interest for 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% for 2007 through the date of issuance of the notes.  Entergy New Orleans will pay interest on the notes from their date of issuance at the Louisiana judicial rate of interest plus 1%.  The Louisiana judicial rate of interest is 9.5% for 2007, 8.5% for 2008, 5.5% for 2009, and 3.5% for 2010.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

•	Entergy New Orleans repaid in full, in cash, the outstanding borrowings under the debtor-in-possession credit agreement between Entergy New Orleans and Entergy Corporation (approximately $67 million).
•
Entergy New Orleans' first mortgage bonds remain outstanding with their stated maturity dates and interest terms.  Pursuant to an agreement with its first mortgage bondholders, Entergy New Orleans paid the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding (approximately $12 million).

•	Entergy New Orleans' preferred stock remains outstanding on its stated dividend terms, and Entergy New Orleans paid its unpaid preferred dividends in arrears (approximately $1 million).
•	Litigation claims were generally unaltered, and are generally proceeding as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

Liquidity and Capital Resources

Debtor-in-Possession Credit Facility

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts.  The credit facility provided for up to $200 million in loans.  The interest rate on borrowings under the credit facility was the average interest rate of borrowings outstanding under Entergy Corporation's revolving credit facility.  With the confirmation of Entergy New Orleans' plan of reorganization in May 2007, Entergy New Orleans repaid to Entergy Corporation, in full, in cash, the $67 million of outstanding borrowings under the debtor-in-possession credit facility.

Cash Flow

Cash flows for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007

Cash and cash equivalents at beginning of period	$137,444	$92,010	$17,093

Cash flow provided by (used in):
Operating activities	148,556	87,182	207,394
Investing activities	(59,848)	(9,777)	(78,441)
Financing activities	(34,961)	(31,971)	(54,036)
Net increase in cash and cash equivalents	53,747	45,434	74,917

Cash and cash equivalents at end of period	$191,191	$137,444	$92,010

Operating Activities

Net cash provided by operating activities increased $61.4 million in 2009 primarily due to:

•	the timing of collection of receivables from customers;
•	income tax refunds of $22.1 million in 2009 compared to income tax payments of $5.8 million in 2008; and
•	increased recovery of deferred fuel costs.

The increase was partially offset by the timing of payments to vendors.

Net cash provided by operating activities decreased $120.2 million in 2008 primarily due to the receipt of $180.8 million of CBDG funds in 2007.  This decrease was partially offset by a decrease of $43.6 million in pension contributions and the timing of payments to vendors.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities increased $50.1 million in 2009 primarily due to a decrease in Hurricane Katrina insurance proceeds received in 2009 as compared to 2008, partially offset by storm restoration spending in 2008 related to Hurricane Gustav.

Net cash used in investing activities decreased $68.7 million in 2008 primarily due to an increase in Hurricane Katrina insurance proceeds in 2008 as compared to 2007 and money pool activity, partially offset by proceeds of $10 million related to the sale of a power plant in 2007.

 Increases in Entergy New Orleans' receivable from the money pool are a use of cash flow, and Entergy New Orleans' receivable from the money pool increased by $12.4 million in 2008.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash used in financing activities increased $3.0 million primarily due to $32.9 million of dividends paid on common stock in 2009, partially offset by the redemption, at maturity, of $30 million of 3.875% Series First Mortgage Bonds in August 2008.

Net cash used in financing activities decreased $22.1 million primarily due to the repayment of Entergy New Orleans' borrowings under the debtor-in-possession credit facility in 2007, partially offset by the redemption, at maturity, of $30 million of 3.875% Series First Mortgage Bonds in August 2008.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy New Orleans' capitalization is balanced between equity and debt as shown in the following table.

	December 31, 2009	December 31, 2008

Net debt to net capital	26.2%	37.0%
Effect of subtracting cash from debt	28.2%	17.1%
Debt to capital	54.4%	54.1%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing portion.  Capital consists of debt and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans' financial condition.

Uses of Capital

Entergy New Orleans requires capital resources for:

•	construction and other capital investments;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	dividend payments.

Following are the amounts of Entergy New Orleans' planned construction and other capital investments and existing debt and lease obligations (includes estimated interest payments):

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

	2010	2011-2012	2013-2014	After 2014	Total
	(In Millions)
Planned construction and
capital investment (1)	$86	$67	N/A	N/A	$153
Long-term debt (2)	$40	$19	$84	$153	$296
Operating leases	$1	$1	$-	$1	$3
Purchase obligations (3)	$174	$354	$322	$1,870	$2,720

(1)
Includes approximately $35 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy New Orleans expects to make payments of approximately $59 million for the years 2010-2012 related to Hurricane Katrina restoration work and its gas rebuild project, of which $34 million is expected to be incurred in 2010.  Also, Entergy New Orleans expects to contribute approximately $5.1 million to its pension plan and approximately $5.2 million to its other postretirement plans in 2010 although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy New Orleans’ pension contributions in the future.

The planned capital investment estimate for Entergy New Orleans reflects capital required to support existing business.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, and the ability to access capital.  Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 and to the financial statements.

Sources of Capital

Entergy New Orleans' sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand; and
•	debt and preferred stock issuances.

Entergy New Orleans may refinance or redeem debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Entergy New Orleans' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2009	2008	2007	2006
(In Thousands)

$66,149	$60,093	47,705	($37,166)

See Note 4 to the financial statements for a description of the money pool.  As discussed above in "Bankruptcy Proceedings", in 2007, Entergy New Orleans issued notes due in 2010 to satisfy its affiliate prepetition accounts payable, including its prepetition indebtedness to the Entergy System money pool of $37.2 million.

Entergy New Orleans has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2011, up to the aggregate amount, at any one time outstanding, of $100 million.  See Note 4 to the financial statements for further discussion of Entergy New Orleans' short-term borrowing limits.  The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through August 2010.

State and Local Rate Regulation

The rates that Entergy New Orleans charges for electricity and natural gas significantly influence its financial position, results of operations, and liquidity.  Entergy New Orleans is regulated and the rates charged to its customers are determined in regulatory proceedings.  A governmental agency, the City Council, is primarily responsible for approval of the rates charged to customers.

Formula Rate Plans and Storm-related Riders

On July 31, 2008, Entergy New Orleans filed an electric and gas base rate case with the City Council.  On April 2, 2009, the City Council approved a comprehensive settlement.  The settlement provided for a net $35.3 million reduction in combined fuel and non-fuel electric revenue requirement, including conversion of the $10.6 million voluntary recovery credit to a permanent reduction and substantial realignment of Grand Gulf cost recovery from fuel to electric base rates, and a $4.95 million gas base rate increase, both effective June 1, 2009, with adjustment of the customer charges for all rate classes.  A new three-year formula rate plan was also adopted, with terms including an 11.1% benchmark electric return on common equity (ROE) with a +/- 40 basis point bandwidth and a 10.75% benchmark gas ROE with a +/- 50 basis point bandwidth.  Earnings outside the bandwidth reset to the midpoint benchmark ROE, with rates changing on a prospective basis depending on whether Entergy New Orleans is over- or under-earning.  The formula rate plan also includes a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure events.

The rate case settlement also included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  In September 2009 the City Council approved the energy efficiency programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs.  The programs are expected to begin in 2010.

In June 2006, Entergy New Orleans made its annual formula rate plan filings with the City Council.  The filings presented various alternatives to reflect the effect of Entergy New Orleans' lost customers and decreased revenue following Hurricane Katrina.  The alternative that Entergy New Orleans recommended adjusts for lost customers and assumes that the City Council's June 2006 decision to allow recovery of all Grand Gulf costs through the fuel adjustment clause stays in place during the rate-effective period (a significant portion of Grand Gulf costs was previously recovered through base rates).

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

At the same time as it made its formula rate plan filings, Entergy New Orleans also filed with the City Council a request to implement two storm-related riders.  With the first rider, Entergy New Orleans sought to recover the electric and gas restoration costs that it had actually spent through March 31, 2006.  Entergy New Orleans also proposed semiannual filings to update the rider for additional restoration spending and also to consider the receipt of CDBG funds or insurance proceeds that it may receive.  With the second rider, Entergy New Orleans sought to establish a storm reserve to provide for the risk of another storm.

In October 2006, the City Council approved a settlement agreement that resolved Entergy New Orleans' rate and storm-related rider filings by providing for phased-in rate increases, while taking into account with respect to storm restoration costs the anticipated receipt of CDBG funding as recommended by the Louisiana Recovery Authority.  The settlement provided for a 0% increase in electric base rates through December 2007, with a $3.9 million increase implemented in January 2008.  Recovery of all Grand Gulf costs through the fuel adjustment clause was continued.  Gas base rates increased by $4.75 million in November 2006 and increased by an additional $1.5 million in March 2007 and an additional $4.75 million in November 2007.  The settlement called for Entergy New Orleans to file a base rate case by July 31, 2008, which it did as discussed above.  The settlement agreement discontinued the formula rate plan and the generation performance-based plan but permitted Entergy New Orleans to file an application to seek authority to implement formula rate plan mechanisms no sooner than six months following the effective date of the implementation of the base rates resulting from the July 31, 2008 base rate case.  The settlement also authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider beginning in March 2007.  These storm reserve funds will be held in a restricted escrow account.

In January 2008, Entergy New Orleans voluntarily implemented a 6.15% base rate credit (the recovery credit) for electric customers, which returned approximately $11.3 million to electric customers in 2008.  Entergy New Orleans was able to implement this credit because during 2007 the recovery of New Orleans after Hurricane Katrina was occurring faster than expected in 2006 projections.  In addition, Entergy New Orleans committed to set aside $2.5 million for an energy efficiency program focused on community education and outreach and weatherization of homes.

In addition to rate proceedings, Entergy New Orleans' fuel costs recovered from customers are subject to regulatory scrutiny.  Entergy New Orleans' electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel and purchased power costs incurred with fuel cost revenues billed to customers, including carrying charges.  In June 2006 the City Council authorized the recovery of all Grand Gulf costs through Entergy New Orleans' fuel adjustment clause (a significant portion of Grand Gulf costs was previously recovered through base rates), and continued that authorization in approving the October 2006 formula rate plan filing settlement.  Effective June 2009, the majority of Grand Gulf costs were realigned to base rates and are no longer flowed through the fuel adjustment clause.

Entergy New Orleans' gas rate schedules include a purchased gas adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, including carrying charges.  In October 2005, the City Council approved modification of the gas cost collection mechanism effective November 2005 in order to address concerns regarding its fluctuations, particularly during the winter heating season.  The modifications are intended to minimize fluctuations in gas rates during the winter months.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

Environmental Risks

Entergy New Orleans' facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous solid wastes, and other environmental matters.  Management believes that Entergy New Orleans is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of Entergy New Orleans' financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and there is the potential for future changes in the assumptions and measurements that could produce estimates that would have a material impact on the presentation of Entergy New Orleans' financial position or results of operations.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy New Orleans records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month, including fuel price.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period and fuel price fluctuations, in addition to changes in certain components of the calculation.  Effective June 2009, Entergy New Orleans reclassified the fuel component of unbilled accounts receivable to deferred fuel and will no longer include the fuel component in the unbilled calculation, which is in accordance with regulatory treatment.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy.  Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$272	$2,903
Rate of return on plan assets	(0.25%)	$214	-
Rate of increase in compensation	0.25%	$133	$675

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$221	$1,184
Discount rate	(0.25%)	$110	$1,429

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2009 was $1.7 million.  Entergy New Orleans anticipates 2010 qualified pension cost to be $3.6 million.  Entergy New Orleans contributed $1.1 million in qualified pension contributions in 2009 and anticipates approximately a $5.1 million pension contribution in 2010 although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy New Orleans’ pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy New Orleans in 2009 were $5.9 million, including $1 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy New Orleans expects 2010 postretirement health care and life insurance benefit costs to approximate $5.2 million, including $1.1 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy New Orleans expects to contribute approximately $5.2 million to its other postretirement plans in 2010.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc.
New Orleans, Louisiana

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, retained earnings, and cash flows (pages 354 through 358 and applicable items in pages 63 through 193) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$535,985	$672,940	$557,458
Natural gas	104,437	141,443	119,469
TOTAL	640,422	814,383	676,927

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	196,917	330,472	243,470
Purchased power	198,836	227,065	198,329
Other operation and maintenance	107,803	108,576	114,254
Taxes other than income taxes	40,476	41,641	38,439
Depreciation and amortization	33,943	32,756	32,287
Other regulatory charges - net	1,709	4,114	4,127
TOTAL	579,684	744,624	630,906

OPERATING INCOME	60,738	69,759	46,021

OTHER INCOME
Allowance for equity funds used during construction	230	602	1,736
Interest and dividend income	3,762	9,664	11,583
Miscellaneous - net	(1,125)	(1,432)	(1,057)
TOTAL	2,867	8,834	12,262

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,628	12,465	12,978
Other interest - net	5,337	8,517	8,519
Allowance for borrowed funds used during construction	(98)	(388)	(1,302)
TOTAL	16,867	20,594	20,195

INCOME BEFORE INCOME TAXES	46,738	57,999	38,088

Income taxes	15,713	23,052	13,506

NET INCOME	31,025	34,947	24,582

Preferred dividend requirements and other	965	965	1,126

EARNINGS APPLICABLE TO
COMMON STOCK	$30,060	$33,982	$23,456

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)
OPERATING ACTIVITIES
Net income	$31,025	$34,947	$24,582
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	1,709	4,114	4,127
Depreciation and amortization	33,943	32,756	32,287
Deferred income taxes, investment tax credits, and non-current taxes accrued	54,797	3,420	30,642
Changes in working capital:
Receivables	19,448	(7,857)	11,563
Fuel inventory	5,665	(3,698)	541
Accounts payable	(3,224)	5,157	(26,746)
Taxes accrued	(18,669)	15,365	2,895
Interest accrued	19	(1,287)	(12,787)
Deferred fuel costs	13,751	(4,546)	1,715
Other working capital accounts	4,131	(2,009)	9,473
Provision for estimated losses and reserves	5,382	(3,720)	5,944
Changes in other regulatory assets	(2,227)	(35,134)	181,061
Changes in pension and other postretirement liabilities	(5,549)	33,838	(44,549)
Other	8,355	15,836	(13,354)
Net cash flow provided by operating activities	148,556	87,182	207,394

INVESTING ACTIVITIES
Construction expenditures	(61,954)	(103,298)	(93,676)
Allowance for equity funds used during construction	230	602	1,736
Insurance proceeds	14,553	102,914	56,430
Proceeds from the sale of assets	-	-	10,046
Change in money pool receivable - net	(6,056)	(12,389)	(47,705)
Changes in other investments - net	(6,621)	2,394	(5,272)
Net cash flow used in investing activities	(59,848)	(9,777)	(78,441)

FINANCING ACTIVITIES
Repayment on DIP credit facility	-	-	(51,934)
Retirement of long-term debt	(728)	(30,952)	(208)
Dividends paid:
Common stock	(32,900)	-	-
Preferred stock	(965)	(965)	(1,894)
Other	(368)	(54)	-
Net cash flow used in financing activities	(34,961)	(31,971)	(54,036)

Net increase in cash and cash equivalents	53,747	45,434	74,917

Cash and cash equivalents at beginning of period	137,444	92,010	17,093

Cash and cash equivalents at end of period	$191,191	$137,444	$92,010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$16,302	$21,557	$24,450
Income taxes	$(22,054)	$5,821	$(3,571)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,179	$1,119
Temporary cash investments	190,012	136,325
Total cash and cash equivalents	191,191	137,444
Accounts receivable:
Customer	41,284	53,934
Allowance for doubtful accounts	(1,166)	(1,112)
Associated companies	78,670	70,608
Other	2,299	3,270
Accrued unbilled revenues	20,328	28,107
Total accounts receivable	141,415	154,807
Deferred fuel costs	3,996	21,827
Accumulated deferred income taxes	2,584	-
Fuel inventory - at average cost	2,533	8,198
Materials and supplies - at average cost	9,674	9,472
Prepayments and other	4,311	4,483
TOTAL	355,704	336,231

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	9,499	2,878
TOTAL	13,774	7,153

UTILITY PLANT
Electric	789,367	767,327
Natural gas	199,847	197,231
Construction work in progress	21,148	22,314
TOTAL UTILITY PLANT	1,010,362	986,872
Less - accumulated depreciation and amortization	514,609	542,499
UTILITY PLANT - NET	495,753	444,373

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	-
Other regulatory assets	125,686	208,524
Other	6,079	7,254
TOTAL	135,845	215,778

TOTAL ASSETS	$1,001,076	$1,003,535

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$-
Notes payable - associated companies	74,230	-
Accounts payable:
Associated companies	28,138	24,523
Other	23,653	39,327
Customer deposits	20,505	18,944
Taxes accrued	1,677	20,346
Accumulated deferred income taxes	-	7,387
Interest accrued	3,949	3,930
System agreement cost equalization	6,000	-
Other	5,803	9,203
TOTAL CURRENT LIABILITIES	193,955	123,660

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	147,496	112,827
Accumulated deferred investment tax credits	2,153	2,471
Regulatory liability for income taxes - net	58,970	72,046
Other regulatory liabilities	43,148	12,040
Retirement cost liability	3,174	2,966
Accumulated provisions	15,991	10,609
Pension and other postretirement liabilities	43,773	49,322
Long-term debt	168,023	272,973
Gas system rebuild insurance proceeds	90,116	98,418
Other	5,911	14,997
TOTAL NON-CURRENT LIABILITIES	578,755	648,669

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

SHAREHOLDERS' EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2009
and 2008	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	138,548	141,388
TOTAL	208,586	211,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,001,076	$1,003,535

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Retained Earnings, January 1	$141,388	$107,406	$83,950

Add:
Net income	31,025	34,947	24,582

Deduct:
Dividends declared on common stock	32,900	-	-
Dividends declared on preferred stock	965	965	1,126

Retained Earnings, December 31	$138,548	$141,388	$107,406

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2009	2008	2007	2006	2005
	(In Thousands)

Operating revenues	$640,422	$814,383	$676,927	$571,154	$673,326
Net Income	$31,025	$34,947	$24,582	$5,344	$1,250
Total assets	$1,001,076	$1,003,535	$876,195	$921,151	$1,120,121
Long-term obligations (1)	$168,023	$272,973	$273,912	$229,875	$229,859

(1) Includes long-term debt (excluding currently maturing debt).

	2009	2008	2007	2006	2005
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$168	$172	$142	$106	$150
Commercial	166	194	181	165	145
Industrial	37	48	47	45	32
Governmental	70	79	72	59	59
Total retail	441	493	442	375	386
Sales for resale:
Associated companies	87	161	103	46	117
Non-associated companies	1	2	1	45	21
Other	7	17	11	5	12
Total	$536	$673	$557	$471	$536
Billed Electric Energy Sales (GWh):
Residential	1,577	1,394	1,221	914	1,616
Commercial	1,813	1,774	1,763	1,666	1,798
Industrial	526	541	568	547	498
Governmental	805	774	747	632	800
Total retail	4,721	4,483	4,299	3,759	4,712
Sales for resale:
Associated companies	1,528	1,336	995	519	1,705
Non-associated companies	15	25	15	779	336
Total	6,264	5,844	5,309	5,057	6,753

ENTERGY TEXAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.  Management believes that the jurisdictional separation will better align Entergy Gulf States, Inc.'s Louisiana and Texas operations to serve customers in those states and to operate consistent with state-specific regulatory requirements as the utility regulatory environments in those jurisdictions evolve.  The jurisdictional separation provides for regulation of each separated company by a single retail regulator, which should reduce regulatory complexity.

Entergy Texas now owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.'s 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas.  Entergy Gulf States Louisiana now owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

Entergy Gulf States Louisiana remains primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007.  Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was $1.079 billion, or approximately 46%, of which $168 million remains outstanding at December 31, 2009.  The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation.  Entergy Texas' debt assumption does not discharge Entergy Gulf States Louisiana's liability for the long-term debt.  To secure its debt assumption obligations, Entergy Texas granted to Entergy Gulf States Louisiana a first lien on Entergy Texas' assets that were previously subject to the Entergy Gulf States, Inc. mortgage.  Entergy Texas has until December 31, 2010 to repay the assumed debt.  In addition, Entergy Texas, as the owner of Entergy Gulf States Reconstruction Funding I, LLC ("EGSRF I"), will report the $329.5 million of senior secured transition bonds ("securitization bonds") issued by EGSRF I as long-term debt on its consolidated balance sheet.  The securitization bonds are non-recourse to Entergy Texas.

Entergy Texas will purchase from Entergy Gulf States Louisiana pursuant to a life-of-unit purchased power agreement (PPA) a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation.  Entergy Texas was allocated a share of River Bend's nuclear and environmental liabilities that is identical to the share of the plant's output purchased by Entergy Texas under the PPA.  Entergy Gulf States Louisiana will purchase a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas will purchase a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Gulf States Louisiana.  The PPAs associated with the gas-fired generating plants will terminate when retail open access commences in Entergy Texas' jurisdiction or when the unit(s) is no longer dispatched by the Entergy System.  If Entergy Texas implements retail open access, it will terminate its participation in the System Agreement, except for the portion of the System Agreement related to transmission equalization.  The dispatch and operation of the generating plants will not change as a result of the jurisdictional separation.

Because the jurisdictional separation was a transaction involving entities under common control, Entergy Texas recognized the assets and liabilities allocated to it at their carrying amounts in the accounts of Entergy Gulf States, Inc. at the time of the jurisdictional separation.  Entergy Texas' financial statements report results of operations for 2007 as though the jurisdictional separation had occurred at the beginning of 2007, and presents its 2007 other financial information as of the beginning of 2007 as though the assets and liabilities had been allocated at that date.  Financial statements and financial information presented for prior periods have also been presented on that basis to furnish comparative information.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Results of Operations

Net Income

2009 Compared to 2008

Net income increased by $5.9 million primarily due to higher net revenue and higher other income, partially offset by higher other operation and maintenance expenses and higher interest and other charges.

2008 Compared to 2007

Net income decreased $1 million primarily due to higher depreciation and amortization expenses and lower other income, partially offset by lower interest and other charges and a lower effective income tax rate.

Net Revenue

2009 Compared to 2008

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing 2009 to 2008.

Amount
(In Millions)

2008 net revenue	$440.9
Retail electric price	32.1
Volume/weather	19.0
Net wholesale revenue	15.0
Rough production cost equalization	(18.6)
Reserve equalization	(8.1)
Other	4.8
2009 net revenue	$485.1

The retail electric price variance is primarily due to rate increases effective late-January 2009 and an Energy Efficiency rider which became effective December 31, 2008, which is substantially offset in other operation and maintenance expenses.  See Note 2 to the financial statements for further discussion of the rate increases.

The volume/weather variance is primarily due to the effect of more favorable weather on billed and unbilled sales in 2009 compared to the same period in 2008 and an increase in unbilled sales volume, including the effects of Hurricane Ike which decreased sales volume in 2008.

The net wholesale revenue variance is primarily due to higher capacity revenue as a result of the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas and increased volume to municipal and co-op customers.

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

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease of $285.3 million in fuel cost recovery revenues primarily attributable to lower fuel rates and a decrease in affiliated wholesale revenue of $141.8 million due to a decrease in the average price of energy available for resale sales.

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

2008 Compared to 2007

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing 2008 to 2007.

Amount
(In Millions)

2007 net revenue	$442.3
Volume/weather	(4.6)
Reserve equalization	(3.3)
Securitization transition charge	9.1
Fuel recovery	7.5
Other	(10.1)
2008 net revenue	$440.9

The volume/weather variance is primarily due to decreased usage during the unbilled sales period.  See "Critical Accounting Estimates" below and Note 1 to the financial statements for further discussion of the accounting for unbilled revenues.

The reserve equalization variance is primarily due to lower reserve equalization revenue related to changes in the Entergy System generation mix compared to the same period in 2007.

The securitization transition charge variance is primarily due to the issuance of securitization bonds.  In June 2007, Entergy Gulf States Reconstruction Funding I, a company wholly-owned and consolidated by Entergy Texas, issued securitization bonds and with the proceeds purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  See Note 5 to the financial statements for additional information regarding the securitization bonds.

The fuel recovery variance is primarily due to a reserve for potential rate refunds made in the first quarter 2007 as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

The other variance is primarily caused by various operational effects of the jurisdictional separation on revenues and fuel and purchased power expenses.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased $229.3 million primarily due to the following reasons:

•
an increase of $157 million in fuel cost recovery revenues due to higher fuel rates and increased usage, partially offset by interim fuel refunds to customers for fuel cost recovery over-collections through November 2007.  The refund was distributed over a two-month period beginning February 2008.  The interim refund and the PUCT approval is discussed in Note 2 to the financial statements;

•	an increase of $37.1 million in affiliated wholesale revenue primarily due to increases in the cost of energy;
•
an increase in transition charge amounts collected from customers to service the securitization bonds as discussed above.  See Note 5 to the financial statements for additional information regarding the securitization bonds; and

•
implementation of an interim surcharge to collect $10.3 million in under-recovered incremental purchased capacity costs incurred through July 2007.  The surcharge was collected over a two-month period beginning February 2008.  The incremental capacity recovery rider and PUCT approval is discussed in Note 2 to the financial statements.

Fuel and purchased power expenses increased primarily due to an increase in power purchases as a result of the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas and an increase in the average market prices of purchased power and natural gas, substantially offset by a decrease in deferred fuel expense as a result of decreased recovery from customers of fuel costs.

Other regulatory charges increased primarily due to an increase of $6.9 million in the recovery of bond expenses related to the securitization bonds.  The recovery became effective July 2007.  See Note 5 to the financial statements for additional information regarding the securitization bonds.

Other Income Statement Variances

2009 Compared to 2008

Other operation and maintenance expenses increased primarily due to:

•	an increase of $11.4 million in fossil expenses primarily due to higher plant maintenance costs and plant outages;
•	an increase of $6.8 million due to the Hurricane Ike and Hurricane Gustav storm cost recovery settlement agreement, as discussed below under "Hurricane Ike and Hurricane Gustav";
•	an increase of $1.8 million in transmission spending primarily for costs related to the Independent Coordinator of Transmission and substation maintenance;
•	an increase of $1.8 million in local easement fees as the result of higher gross revenues in certain locations within the Texas jurisdiction; and
•	an increase of $1.7 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts.

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

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $500 million of 7.125% Series mortgage bonds in January 2009 and the issuance of $150 million of 7.875% Series mortgage bonds in May 2009, partially offset by pay-down of debt assumption agreement liabilities.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

2008 Compared to 2007

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $4.7 million in transmission spending primarily due to lower transmission equalization expenses;
•	a decrease of $3.9 million in plant maintenance costs; and
•	a decrease of $3.6 million in customer service support costs, including a decrease in customer account write-offs.

The decrease was partially offset by an increase of $7.3 million due to the write-off of certain disallowed costs resulting from the December 2008 rate case settlement agreement filed with the PUCT and an increase of $1.7 in payroll and payroll-related costs.  The rate case settlement agreement is discussed in Note 2 to the financial statements.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to the absence of carrying charges on storm restoration costs that were approved by the PUCT in the fourth quarter 2006 and a decrease in interest earned on money pool investments.  In June 2007, Entergy Gulf States Reconstruction Funding I, LLC issued securitization bonds and the carrying charges ended.  The PUCT approval of carrying charges, the securitization filing and the approval for the recovery of reconstruction costs are discussed in Note 2 to the financial statements.  The decrease was partially offset by an increase in taxes collected on advances for transmission projects.

Interest and other charges decreased primarily due to the absence of interest recorded on advances from independent power producers per a FERC order during the first quarter 2007 and a decrease in debt outstanding under the debt assumption agreement.  This decrease was partially offset by an increase in interest charges recorded on the securitization bonds which were issued during the second quarter 2007.  See Note 5 to the financial statements for additional information regarding the securitization bonds.

Income Taxes

The effective income tax rates were 36.6%, 32.7%, and 38.1% for 2009, 2008, and 2007, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$2,239	$297,082	$77,115

Cash flow provided by (used in):
Operating activities	287,533	1,444	175,991
Investing activities	(216,649)	(116,887)	(234,716)
Financing activities	127,580	(179,400)	278,692
Net increase (decrease) in cash and cash equivalents	198,464	(294,843)	219,967

Cash and cash equivalents at end of period	$200,703	$2,239	$297,082

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Cash flow provided by operating activities increased $286.1 million in 2009 compared to 2008 primarily due to:

•	the timing of collection of receivables from customers;
•
increased recovery of deferred fuel costs.  The increased fuel recovery was primarily caused by the $71 million fuel cost over-recovery refund in 2008 that is discussed in Note 2 to the financial statements, in addition to the over-recovery of fuel costs in 2009 compared to 2008;

•	income tax refunds of $72.3 million in 2009 compared to income tax payments of $762 thousand in 2008; and
•	a decrease of $15.3 million in pension contributions.

The increase was partially offset by Hurricane Ike restoration spending in 2008.

Cash flow provided by operating activities decreased $174.5 million in 2008 compared to 2007 primarily due to Hurricane Ike restoration spending, decreased recovery of deferred fuel costs, and an increase of $9.9 million in pension contributions, partially offset by the timing of collections of receivables from customers and payments to vendors.  The decreased fuel recovery was primarily caused by the $71 million fuel cost over-recovery refund that is discussed in Note 2 to the financial statements, in addition to the over-recovery of fuel costs for the year ended December 31, 2007 compared to under-recovering for the year ended December 31, 2008.  Fuel prices increased and due to the time lag before the fuel recovery rate increases in response, Entergy Texas had under-recovered fuel costs in 2008.

Investing Activities

Cash flow used in investing activities increased $99.8 million in 2009 compared to 2008 primarily due to money pool activity, partially offset by higher construction expenditures in 2008 due to Hurricane Ike and insurance proceeds received in 2009 relating to Hurricane Ike.

Increases in Entergy Texas' receivable from the money pool are a use of cash flow, and Entergy Texas' receivable from the money pool increased by $69.3 million in 2009 compared to decreasing by $154.2 million in 2008.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Cash flow used in investing activities decreased $117.8 million in 2008 compared to 2007 primarily due to money pool activity, partially offset by an increase in distribution construction expenditures primarily due to Hurricane Ike.

Decreases in Entergy Texas' receivable from the money pool are a source of cash flow, and Entergy Texas' receivable from the money pool decreased by $154.2 million for 2008 compared to increasing by $56.9 million for 2007.

Financing Activities

Financing activities provided cash of $127.6 million for 2009 compared to using cash of $179.4 million for 2008 primarily due to:

•	the issuance of $545.9 million of securitization bonds in November 2009. See Note 5 to the financial statements for additional information regarding the securitization bonds;
•	the issuance of $500 million of 7.125% Series Mortgage Bonds in January 2009;
•	the issuance of $150 million of 7.875% Series Mortgage Bonds in May 2009; and
•
$150 million of capital returned to Entergy Corporation in February 2008.  After the effects of Hurricane Katrina and Hurricane Rita, Entergy Corporation made a $300 million capital contribution to Entergy Gulf States, Inc. in 2005, which was part of Entergy's financing plan that provided liquidity and capital resources to Entergy and its subsidiaries while storm restoration cost recovery was pursued.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

The cash provided was partially offset by:

•	the retirement of $619.9 million of long term debt in 2009 compared to $327.5 million in 2008;
•	the repayment of $100 million outstanding on Entergy Texas' credit facility in February 2009 as compared to borrowings of $100 million on Entergy Texas' credit facility in 2008;
•	the repayment of Entergy Texas' $160 million note payable from Entergy Corporation in January 2009;
•	an increase of $107.5 million in common stock dividends paid; and
•	money pool activity.

Decreases in Entergy Texas' payable to the money pool are a use of cash flow, and Entergy Texas' payable to the money pool decreased by $50.8 million in 2009 compared to increasing by $50.8 million in 2008.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries need for external short-term borrowings.

Financing activities used cash of $179.4 million for 2008 compared to providing cash of $278.7 million for 2007 primarily due to:

•	the issuance of $329.5 million of securitization bonds in June 2007. See Note 5 to the financial statements for additional information regarding the securitization bonds;
•	the retirement of $327.5 million of long-term debt in 2008; and
•
$150 million of capital returned to Entergy Corporation in February 2008.  After the effects of Hurricane Katrina and Hurricane Rita, Entergy Corporation made a $300 million capital contribution to Entergy Gulf States, Inc. in 2005, which was part of Entergy's financing plan that provided liquidity and capital resources to Entergy and its subsidiaries while storm restoration cost recovery was pursued.

The use of cash was partially offset by:

•	borrowing $160 million from Entergy Corporation in December 2008;
•	borrowings of $100 million on Entergy Texas' credit facility; and
•	money pool activity.

Increases in Entergy Texas' payable to the money pool are a source of cash flow, and Entergy Texas' payable to the money pool increased by $50.8 million for 2008.

Capital Structure

Entergy Texas' capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Texas as of December 31, 2009 is primarily due to the issuance of $500 million 7.125% Series mortgage bonds in January 2009, the issuance of $150 million 7.875% Series mortgage bonds in May 2009, and the issuance of $545.9 million senior secured transition bonds (securitization bonds) in November 2009 (which are non-recourse to Entergy Texas), partially offset by the repayment of Entergy Texas' $160 million note payable from Entergy Corporation in January 2009, the repayment of $100 million outstanding on Entergy Texas' credit facility in February 2009, and the retirement of $619.9 million of long-term debt prior to maturity.

	December 31, 2009	December 31, 2008

Net debt to net capital	63.3%	59.9%
Effect of subtracting cash from debt	3.0%	0.0%
Debt to capital	66.3%	59.9%

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing portion and also including the debt assumption liability.  Capital consists of debt and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas' financial condition.

Uses of Capital

Entergy Texas requires capital resources for:

•	construction and other capital investments;
•	debt maturities, including payments under the debt assumption agreement with Entergy Gulf States Louisiana;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	dividend and interest payments.

Following are the amounts of Entergy Texas' planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2010	2011-2012	2013-2014	after 2014	Total
	(In Millions)
Planned construction and
capital investment (1)	$180	$425	N/A	N/A	$605
Long-term debt (2)	$260	$166	$219	$2,054	$2,699
Operating leases	$4	$8	$6	$2	$20
Purchase obligations (3)	$52	$130	$117	$239	$538

(1)
Includes approximately $106 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Texas, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Texas expects to contribute approximately $9.7 million to its pension plans and approximately $7.7 million to other postretirement plans in 2010 although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy Texas’ pension contributions in the future.

Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, and the ability to access capital.  Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Texas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Sources of Capital

Entergy Texas' sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt or preferred stock issuances; and
•	bank financing under new or existing facilities.

Entergy Texas may refinance or redeem debt prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Texas require prior regulatory approval.  Preferred stock and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indentures, and other agreements.  Entergy Texas has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Texas' receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2009	2008	2007	2006
(In Thousands)

$69,317	($50,794)	$154,176	$97,277

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of December 31, 2009.

Entergy Texas has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2011, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of Entergy Texas' short-term borrowing limits.  Entergy Texas has also obtained an order from the FERC authorizing long-term securities issuances through July 2011.

In December 2008, Entergy Texas borrowed $160 million from its parent company, Entergy Corporation, under a $300 million revolving credit facility pursuant to an Inter-Company Credit Agreement between Entergy Corporation and Entergy Texas.  This borrowing would have matured on December 3, 2013.  Entergy Texas used these borrowings, together with other available corporate funds, to pay at maturity the portion of the $350 million Floating Rate series of First Mortgage Bonds due December 2008 that had been assumed by Entergy Texas, and that bond series is no longer outstanding.  In January 2009, Entergy Texas repaid its $160 million note payable to Entergy Corporation with the proceeds from the $500 million bond issuance discussed above.

Hurricane Ike and Hurricane Gustav

In September 2008, Hurricane Ike caused catastrophic damage to Entergy Texas' service territory.  The storm resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages.  Entergy Texas filed an application in April 2009 seeking a determination that $577.5 million of Hurricane Ike and Hurricane Gustav restoration costs are recoverable, including estimated costs for work to be completed.  On August 5, 2009, Entergy Texas submitted to the ALJ an unopposed settlement agreement intended to resolve all issues in the storm cost recovery case.  Under the terms of the agreement $566.4 million, plus carrying costs, are eligible for recovery.  Insurance proceeds will be credited as an offset to the securitized amount.  Of the $11.1 million difference between Entergy Texas' request and the amount agreed to, which is part of the black box agreement and not directly attributable to any specific individual issues raised, $6.8 million is operation and maintenance expense for which Entergy Texas recorded a charge in the second quarter 2009.  The remaining $4.3 million was recorded as utility plant.  The PUCT approved the settlement in August 2009, and in September 2009 the PUCT approved recovery of the costs, plus carrying costs, by securitization.  See Note 5 to the financial statements for a discussion of the November 2009 issuance of the securitization bonds.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

In the third quarter 2009, Entergy settled with its insurer on its Hurricane Ike claim and Entergy Texas received $75.5 million in proceeds (Entergy received a total of $76.5 million).

Hurricane Rita

In September 2005, Hurricane Rita hit Entergy Texas' service territory.  The storm resulted in power outages; significant damage to electric distribution, transmission, and generation infrastructure; and the temporary loss of sales and customers due to mandatory evacuations.  In July 2006, Entergy Texas filed an application with the PUCT with respect to its Hurricane Rita reconstruction costs incurred through March 2006.  The filing asked the PUCT to determine the amount of reasonable and necessary hurricane reconstruction costs eligible for securitization and recovery, approve the recovery of carrying costs, and approve the manner in which Entergy Texas allocates those costs among its retail customer classes.  In December 2006, the PUCT approved $381 million of reasonable and necessary hurricane reconstruction costs incurred through March 31, 2006, plus carrying costs, as eligible for recovery.  After netting expected insurance proceeds, the amount is $353 million.  In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover the $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits.  See Note 5 to the financial statements for a discussion of the June 2007 issuance of the securitization bonds.

           Entergy received a total of $317 million as of December 31, 2009 on its Hurricane Katrina and Hurricane Rita insurance claims, including the settlements of its Hurricane Katrina claims with each of its two excess insurers.  Of the $317 million received, $34 million has been allocated to Entergy Texas.  Entergy has substantially completed its insurance recoveries related to Hurricane Rita.

Electric Industry Restructuring

In June 2009, a law was enacted in Texas that requires Entergy Texas to cease all activities relating to Entergy Texas' transition to competition.  The law allows Entergy Texas to remain a part of the SERC Region, although it does not prevent Entergy Texas from joining the Southwest Power Pool.  The law provides that proceedings to certify a power region that Entergy Texas belongs to as a qualified power region can be initiated by the PUCT, or on motion by another party, when the conditions supporting such a proceeding exist.  Under the new law, the PUCT may not approve a transition to competition plan for Entergy Texas until the expiration of four years from the PUCT's certification of Entergy Texas' power region.  In response to the new law, Entergy Texas in June 2009 gave notice to the PUCT of the withdrawal of its previously filed transition to competition plan, and requested that its transition to competition proceeding be dismissed.  In July 2009 the ALJ dismissed the proceeding.

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

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

State and Local Rate Regulation

The rates that Entergy Texas charges for its services significantly influence its financial position, results of operations, and liquidity.  Entergy Texas is regulated and the rates charged to its customers are determined in regulatory proceedings.  The PUCT, a governmental agency, is primarily responsible for approval of the rates charged to customers.

Filings with the PUCT

2009 Rate Case

In December 2009, Entergy Texas filed a rate case requesting a $198.7 million increase reflecting an 11.5% return on common equity based on an adjusted June 2009 test year.  The filing includes a proposed cost of service adjustment rider with a three-year term beginning with the 2010 calendar year as the initial evaluation period.  Key provisions include a plus or minus 15 basis point bandwidth, with earnings outside the bandwidth reset to the bottom or top of the band and rates changing prospectively depending upon whether Entergy Texas is under or over-earning.  The annual change in revenue requirement is limited to a percentage change in the Consumer Price Index for urban areas, and the filing includes a provision for extraordinary events greater than $10 million per year that would be considered separately.  The filing also proposes a purchased power recovery rider and a competitive generation service tariff, and will establish test year baseline values to be used in the transmission cost recovery factor rider authorized for use by Entergy Texas in the 2009 legislative session.  The rate case also includes a $2.8 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the 70% share of River Bend for which Entergy Texas retail customers are responsible, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  The filing also includes a request to reconcile $1.8 billion of fuel and purchased power costs covering the period April 2007 through June 2009.  Hearings in the proceeding are scheduled for July 2010, and the PUCT is required to issue a final order by November 1, 2010.  Beginning in May 2010, Entergy Texas will be allowed to implement a $17.5 million interim rate increase, subject to refund.  The rates set by a final order will be effective back to September 13, 2010.

2007 Rate Case

Entergy Texas made a rate filing in September 2007 with the PUCT requesting an annual rate increase totaling $107.5 million, including a base rate increase of $64.3 million and riders totaling $43.2 million.  On December 16, 2008, Entergy Texas filed a term sheet that reflected a settlement agreement that included the PUCT Staff and the other active participants in the rate case.  On December 19, 2008, the ALJs approved Entergy Texas' request to implement interim rates reflecting the agreement.  The agreement includes a $46.7 million base rate increase, among other provisions.  Under the ALJs' interim order, Entergy Texas implemented interim rates, subject to refund and surcharge, reflecting the rates established through the settlement.  These rates became effective with bills rendered on and after January 28, 2009, for usage on and after December 19, 2008.  In addition, the existing recovery mechanism for incremental purchased power capacity costs ceased as of January 28, 2009, with purchased power capacity costs then subsumed within the base rates set in this proceeding.  The agreement adopted by the PUCT also reconciles fuel and purchased power costs for the period January 1, 2006 through March 31, 2007.  Certain Texas municipalities exercised their original jurisdiction and took final action to approve rates consistent with the interim rates approved by the ALJs.  In March 2009, the PUCT approved the settlement, which made the interim rates final.

Fuel and Purchased Power Cost Recovery

Entergy Texas' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates.  The fixed fuel factor formula was revised and approved by a PUCT order in August 2006.  The new formula was implemented in September 2006.  Under the new methodology, semi-annual revisions of the fixed fuel factor will continue to be made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas' fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT.

In July 2005, Entergy Texas filed with the PUCT a request for implementation of an incremental purchased capacity recovery rider.  Through this rider Entergy Texas sought to recover incremental revenues that represent the incremental purchased capacity costs, including Entergy Texas' obligation to purchase power from Entergy Louisiana's Perryville plant, over what is already in Entergy Texas' base rates.  The PUCT approved an initial rider to collect $18 million annually, which was increased to $21 million in subsequent years.  Under the

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

settlement of the 2007 rate case discussed above, this rider ceased on January 28, 2009, with the implementation of stipulated base rates.  The amounts collected through the rider are subject to reconciliation.

In May 2006, Entergy Texas filed with the PUCT a fuel and purchased power reconciliation case covering the period September 2003 through December 2005 for costs recoverable through the fixed fuel factor rate and the incremental purchased capacity recovery rider.  Entergy Texas sought reconciliation of $1.6 billion of fuel and purchased power costs on a Texas retail basis.  A hearing was conducted before the ALJs in April 2007.  In July 2007, the ALJs issued a proposal for decision recommending that Entergy Texas be authorized to reconcile all of its requested fixed fuel factor expenses and recommending a minor exception to the incremental purchased capacity recovery calculation.  The ALJs also recommended granting an exception to the PUCT rules to allow for recovery of an additional $11.4 million in purchased power capacity costs.  In September 2007, the PUCT issued an order, which affirmed the ultimate result of the ALJs' proposal for decision.  Upon motions for rehearing, the PUCT added additional language in its order on rehearing to further clarify its position that 30% of River Bend should not be regulated by the PUCT.  Two parties filed a second motion for rehearing, but the PUCT declined to address them.  The PUCT's decision has been appealed to the Travis County District Court.

In March 2007, Entergy Texas filed a request with the PUCT to refund $78.5 million, including interest, of fuel cost recovery over-collections through January 2007.  In June 2007 the PUCT approved a unanimous stipulation and settlement agreement that updated the over-collection balance through April 2007 and established a refund amount, including interest, of $109.4 million.  The refund was made over a two-month period beginning with the first billing cycle in July 2007.

In October 2007, Entergy Texas filed a request with the PUCT to refund $45.6 million, including interest, of fuel cost recovery over-collections through September 2007.  In January 2008, Entergy Texas filed with the PUCT a stipulation and settlement agreement among the parties that updated the over-collection balance through November 2007 and established a refund amount, including interest, of $71 million.  The PUCT approved the agreement in February 2008.  The refund was made over a two-month period beginning February 2008, but was reduced by $10.3 million of under-recovered incremental purchased capacity costs.

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 Rough Production Cost Equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  A hearing was held at the end of July 2008, and in October 2008 the ALJ issued a proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  The PUCT adopted the ALJ's proposal for decision in December 2008.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, the PUCT's decision would result in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery.  The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas commenced proceedings in both state and federal district courts seeking to reverse the PUCT's decision.  The federal proceeding has been abated pending further action by the FERC in the proceeding discussed below.  No procedural schedule has been set for the state proceeding.

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

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

In May 2009, Entergy Texas filed with the PUCT a request to refund $46.1 million, including interest, of fuel cost recovery over-collections through February 2009.  Entergy Texas requested that the proposed refund be made over a four-month period beginning June 2009.  Pursuant to a stipulation among the various parties, in June 2009 the PUCT issued an order approving a refund of $59.2 million, including interest, of fuel cost recovery overcollections through March 2009.  The refund was made over a three-month period beginning July 2009, with the exception of certain industrial and seasonal/agricultural customers who received a one-month refund.

In October 2009, Entergy Texas filed with the PUCT a request to refund approximately $71 million, including interest, of fuel cost recovery over-collections through September 2009.  Entergy Texas requested that the proposed refund be made over a six-month period beginning January 2010.  Pursuant to a stipulation among the various parties, the PUCT issued an order approving a refund of $87.8 million, including interest, of fuel cost recovery overcollections through October 2009.  The refund will be made over a three-month period beginning January 2010, with the exception of certain industrial and seasonal/agricultural customers who received a one-month refund.

Federal Regulation

System Agreement Proceedings

See "System Agreement Proceedings" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for discussion of the proceeding at the FERC involving the System Agreement and of other related proceedings.

Transmission

See "Independent Coordinator of Transmission" in Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.

Industrial and Commercial

Entergy Texas' large industrial and commercial customers continually explore ways to reduce their energy costs.  In particular, cogeneration is an option available to a portion of Entergy Texas' industrial customer base.  Entergy Texas responds by working with industrial and commercial customers and negotiating electric service contracts to provide, under existing rate schedules, competitive rates that match specific customer needs and load profiles.  Entergy Texas actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand, from both new and existing customers.  Entergy Texas does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Texas' marketing efforts in retaining industrial customers.

Environmental Risks

Entergy Texas' facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy Texas is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Critical Accounting Estimates

The preparation of Entergy Texas' financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy Texas' financial position or results of operations.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Texas records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period and fuel price fluctuations, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy.  Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$608	$6,517
Rate of return on plan assets	(0.25%)	$610	-
Rate of increase in compensation	0.25%	$296	$1,312

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$432	$2,583
Discount rate	(0.25%)	$258	$3,017

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension income for Entergy Texas in 2009 was $0.8 million.  Entergy Texas anticipates 2010 qualified pension expense to be $3 million.  Entergy Texas contributed $3.6 million to its qualified pension plans in 2009.  Entergy Texas' contributions to the pension trust are currently estimated to be approximately $9.7 million in 2010 although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of Entergy Texas’ pension contributions in the future.

Total postretirement health care and life insurance benefit costs for Entergy Texas in 2009 were $5.7 million, including $1 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Texas expects 2010 postretirement health care and life insurance benefit costs to approximate $5.6 million, including $1.1 million in savings due to the estimated effect of future Medicare Part D subsidies. Entergy Texas expects to contribute approximately $7.7 million to its other postretirement plans in 2010.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries' Management's Discussion and Analysis for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Entergy Texas, Inc. and Subsidiaries
Beaumont, Texas

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, retained earnings and paid-in capital, and cash flows (pages 376 through 380 and applicable items in pages 63 through 193) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Texas, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation and contributed certain assets and liabilities to the Company.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$1,563,823	$2,012,258	$1,782,923

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	449,335	581,696	546,413
Purchased power	584,550	965,426	777,419
Other operation and maintenance	204,524	176,096	179,119
Decommissioning	195	184	173
Taxes other than income taxes	55,480	53,615	50,617
Depreciation and amortization	73,840	75,125	68,172
Other regulatory charges - net	44,807	24,197	16,808
TOTAL	1,412,731	1,876,339	1,638,721

OPERATING INCOME	151,092	135,919	144,202

OTHER INCOME
Allowance for equity funds used during construction	5,232	3,928	3,295
Interest and dividend income	47,541	11,736	31,397
Miscellaneous - net	544	12,387	(600)
TOTAL	53,317	28,051	34,092

INTEREST AND OTHER CHARGES
Interest on long-term debt	98,957	72,441	74,343
Other interest - net	7,206	7,756	10,907
Allowance for borrowed funds used during construction	(2,510)	(2,240)	(2,126)
TOTAL	103,653	77,957	83,124

INCOME BEFORE INCOME TAXES	100,756	86,013	95,170

Income taxes	36,915	28,118	36,249

NET INCOME	$63,841	$57,895	$58,921

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$63,841	$57,895	$58,921
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	-	(7,562)	(363)
Other regulatory charges - net	44,807	24,197	16,808
Depreciation, amortization, and decommissioning	74,035	75,309	68,345
Deferred income taxes, investment tax credits, and non-current taxes accrued	4,365	(255)	218,873
Changes in working capital:
Receivables	281,710	(35,081)	(230,481)
Fuel inventory	2,688	(1,867)	(10,939)
Accounts payable	(99,483)	104,912	(1,328)
Taxes accrued	27,986	33,842	4,936
Interest accrued	8,473	(5,947)	10,030
Deferred fuel costs	123,927	(88,449)	21,619
Other working capital accounts	(95,603)	121,081	86,598
Provision for estimated losses and reserves	(4,226)	4,073	(568)
Changes in other regulatory assets	(187,250)	(268,473)	(21,038)
Changes in pension and other postretirement liabilities	(12,594)	76,898	(6,901)
Other	54,857	(89,129)	(38,521)
Net cash flow provided by operating activities	287,533	1,444	175,991

INVESTING ACTIVITIES
Construction expenditures	(188,277)	(283,622)	(167,083)
Allowance for equity funds used during construction	5,232	3,928	3,295
Insurance proceeds	36,749	1,420	5,244
Change in money pool receivable - net	(69,317)	154,176	(56,899)
Collections received from (remitted to) transition charge account	(1,036)	7,211	(19,273)
Net cash flow used in investing activities	(216,649)	(116,887)	(234,716)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,177,819	-	323,637
Return of capital to parent	-	(150,000)	-
Retirement of long-term debt	(619,945)	(327,514)	(2,541)
Change in money pool payable - net	(50,794)	50,794	-
Loan from Entergy Corporation	-	160,000	-
Repayment of loan from Entergy Corporation	(160,000)	-	-
Changes in credit borrowings - net	(100,000)	100,000	-
Dividends paid:
Common stock	(119,500)	(12,000)	(42,404)
Other	-	(680)	-
Net cash flow provided by (used in) financing activities	127,580	(179,400)	278,692

Net increase (decrease) in cash and cash equivalents	198,464	(294,843)	219,967

Cash and cash equivalents at beginning of period	2,239	297,082	77,115

Cash and cash equivalents at end of period	$200,703	$2,239	$297,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$93,951	$82,635	$70,561
Income taxes	$(72,322)	$762	$(1,930)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,552	$2,201
Temporary cash investments	199,151	38
Total cash and cash equivalents	200,703	2,239
Securitization recovery trust account	13,098	12,062
Accounts receivable:
Customer	51,194	82,583
Allowance for doubtful accounts	(844)	(1,001)
Associated companies	75,437	258,629
Other	10,688	14,122
Accrued unbilled revenues	35,727	30,262
Total accounts receivable	172,202	384,595
Deferred fuel costs	-	21,179
Accumulated deferred income taxes	59,399	88,611
Fuel inventory - at average cost	54,957	57,645
Materials and supplies - at average cost	30,432	36,329
Prepayments and other	16,357	12,785
TOTAL	547,148	615,445

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	845	845
Non-utility property - at cost (less accumulated depreciation)	1,496	1,788
Other	16,309	17,451
TOTAL	18,650	20,084

UTILITY PLANT
Electric	3,074,334	2,912,972
Construction work in progress	82,167	221,387
TOTAL UTILITY PLANT	3,156,501	3,134,359
Less - accumulated depreciation and amortization	1,210,172	1,104,116
UTILITY PLANT - NET	1,946,329	2,030,243

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	95,894	84,997
Other regulatory assets	1,232,101	1,117,257
Long-term receivables - associated companies	34,340	88,031
Other	21,176	28,714
TOTAL	1,383,511	1,318,999

TOTAL ASSETS	$3,895,638	$3,984,771

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY

	December 31,
	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$167,742	$100,509
Accounts payable:
Associated companies	47,677	144,662
Other	70,147	342,449
Customer deposits	39,665	40,589
Taxes accrued	77,581	49,595
Interest accrued	30,575	22,102
Deferred fuel costs	102,748	-
Pension and other postretirement liabilities	935	1,269
System agreement cost equalization	117,204	214,315
Other	2,674	4,551
TOTAL	656,948	920,041

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	740,074	756,996
Accumulated deferred investment tax credits	22,532	24,128
Other regulatory liabilities	20,417	-
Asset retirement cost liabilities	3,445	3,250
Accumulated provisions	8,710	12,936
Pension and other postretirement liabilities	78,722	91,316
Note payable to Entergy Corporation	-	160,000
Long-term debt - assumption liability	-	669,462
Other long-term debt	1,490,283	414,906
Other	30,017	31,587
TOTAL	2,394,200	2,164,581

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2009 and 2008	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	313,044	368,703
TOTAL	844,490	900,149

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,895,638	$3,984,771

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$368,703	$322,808	$306,266
Add:
Net Income	63,841	57,895	58,921
Total	63,841	57,895	58,921

Deduct:
Dividends declared on common stock	119,500	12,000	42,404
Other deductions	-	-	(25)
Total	119,500	12,000	42,379

Retained Earnings - End of period	$313,044	$368,703	$322,808

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$481,994	$631,994	$632,222

Add (Deduct):
Return of capital to parent	-	(150,000)	-
Other	-	-	(228)

Paid-in Capital - End of period	$481,994	$481,994	$631,994

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2009	2008	2007	2006	2005
	(In Thousands)

Operating revenues	$1,563,823	$2,012,258	$1,782,923	$1,880,228	$1,734,221
Net Income	$63,841	$57,895	$58,921	$54,137	$48,916
Total assets	$3,895,638	$3,984,771	$3,606,752	$3,019,873	$3,041,100
Long-term obligations (1)	$1,490,283	$1,084,368	$1,103,863	$1,085,680	$1,085,593

(1) Includes long-term debt (excluding currently maturing debt)

	2009	2008	2007	2006	2005
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$533	$606	$544	$600	$502
Commercial	337	417	364	406	327
Industrial	332	489	414	464	388
Governmental	23	27	24	27	22
Total retail	1,225	1,539	1,346	1,497	1,239
Sales for resale:
Associated companies	294	436	398	354	468
Non-associated companies	10	6	6	6	6
Other	35	31	33	23	21
Total	$1,564	$2,012	$1,783	$1,880	$1,734
Billed Electric Energy Sales (GWh):
Residential	5,453	5,245	5,280	5,211	5,207
Commercial	4,165	4,092	4,085	4,002	3,878
Industrial	5,570	5,948	5,911	5,915	5,650
Governmental	258	248	246	255	244
Total retail	15,446	15,533	15,522	15,383	14,979
Sales for resale:
Associated companies	3,630	3,771	4,366	4,316	4,994
Non-associated companies	231	87	89	87	89
Total	19,307	19,391	19,977	19,786	20,062

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

System Energy's principal asset currently consists of a 90% ownership and leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues.

Results of Operations

Net Income

2009 Compared to 2008

Net income decreased $42.2 million primarily due to an increase in the effective income tax rate.

An increase in allowance for equity funds used during construction, primarily due to the new nuclear development project discussed below, was offset by a decrease in interest income, primarily on money pool investments.

2008 Compared to 2007

Net income decreased $45.0 million primarily due to an increase in the effective tax rate, a decrease in rate base in 2008 that resulted in lower operating income, and lower interest income.  The lower interest income resulted from a decrease in interest earned on money pool investments and from $2.5 million in interest income recorded on an IRS audit settlement in 2007.

Income Taxes

The effective income tax rates for 2009, 2008, and 2007 were 66.5%, 39.5%, and 25.0%, respectively.  The increase in the rate for 2009 is primarily due to the reallocation of Entergy Corporation consolidated tax benefits based on the resolution of IRS audits of prior tax years.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate and for a discussion of the IRS audits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(In Thousands)

Cash and cash equivalents at beginning of period	$102,788	$105,005	$135,012

Cash flow provided by (used in):
Operating activities	417,877	218,538	221,901
Investing activities	(149,344)	(96,954)	(96,955)
Financing activities	(106,839)	(123,801)	(154,953)
Net increase (decrease) in cash and cash equivalents	161,694	(2,217)	(30,007)

Cash and cash equivalents at end of period	$264,482	$102,788	$105,005

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Cash flow from operations increased by $199.4 million in 2009 primarily due to income tax refunds of $120.4 million in 2009 compared to income tax payments of $54.4 million in 2008.

Cash flow from operations decreased by $3.4 million in 2008 primarily due to lower net income substantially offset by a decrease of $30.7 million in income tax payments.

Investing Activities

Net cash flow used in investing activities increased $52.4 million in cash flow in 2009 primarily due to money pool activity.  Increases in System Energy's receivable from the money pool are a use of cash flow, and System Energy's receivable from the money pool increased by $47.6 million in 2009 compared to decreasing by $10.7 million in 2008.  The money pool is an intercompany borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $17.0 million in 2009 primarily due to a decrease of $21.8 million in common stock dividends paid.

Net cash flow used in financing activities decreased $31.2 million in 2008 primarily due to a decrease of $34 million in common stock dividends paid.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2009	December 31, 2008

Net debt to net capital	40.1%	48.2%
Effect of subtracting cash from debt	9.6%	3.0%
Debt to capital	49.7%	51.2%

Net debt consists of debt less cash and cash equivalents.  Debt consists of capital lease obligations and long-term debt, including the currently maturing portion.  Capital consists of debt and common shareholder's equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy's financial condition.

Uses of Capital

System Energy requires capital resources for:

•	construction and other capital investments;
•	debt maturities;
•	working capital purposes, including the financing of fuel costs; and
•	dividend and interest payments.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Following are the amounts of System Energy's planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2010	2011-2012	2013-2014	After 2014	Total
	(In Millions)
Planned construction and
capital investment	$170	$367	N/A	N/A	$537
Long-term debt (1)	$77	$226	$151	$660	$1,114
Nuclear fuel lease obligations (2)	$50	$25	N/A	N/A	$75
Purchase obligations (3)	$18	$22	$24	$79	$143

(1)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(2)
It is expected that additional financing under the lease will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt.  If such additional financing cannot be arranged, however, System Energy must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For System Energy, it includes nuclear fuel purchase obligations.

In addition to the contractual obligations given above, System Energy expects to contribute approximately $12.5 million to its pension plans and approximately $3.4 million to its other postretirement plans in 2010 although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of System Energy’s pension contributions in the future.

Also in addition to the contractual obligations, System Energy has $168.1 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for System Energy reflects capital required to support the existing business of System Energy.  The estimate also includes the costs of System Energy's planned approximate 178 MW uprate of the Grand Gulf nuclear plant.  The project is currently expected to cost $575 million, including transmission upgrades.  On November 30, 2009, the MPSC issued a Certificate of Public Convenience and Necessity for implementation of the uprate.

System Energy has also invested, through its subsidiary Entergy New Nuclear Development, LLC, in initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In addition, Entergy temporarily suspended reviews of the two license applications for the sites and will explore alternative nuclear technologies for this project.  As of December 31, 2009, $100.3 million in construction work in progress was recorded on System Energy's balance sheet related to this project.  In the first quarter 2010 this construction work in progress was transferred to Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi.

Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.

As a wholly-owned subsidiary, System Energy dividends its earnings to Entergy Corporation at a percentage determined monthly.  Currently, all of System Energy's retained earnings are available for distribution.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Sources of Capital

System Energy's sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt issuances; and
•	bank financing under new or existing facilities.

System Energy may refinance or redeem debt prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common stock issuances by System Energy require prior regulatory approval.  Debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements.  System Energy has sufficient capacity under these tests to meet its foreseeable capital needs.

System Energy has obtained a short-term borrowing authorization from the FERC under which it may borrow, through October 2011, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of System Energy's short-term borrowing limits.  System Energy has also obtained an order from the FERC authorizing long-term securities issuances.  The current long-term authorization extends through July 2011.

System Energy's receivables from the money pool were as follows as of December 31 for each of the following years:

2009	2008	2007	2006
(In Thousands)

$90,507	$42,915	$53,620	$88,231

In May 2007, $22.5 million of System Energy's receivable from the money pool was replaced by a note receivable from Entergy New Orleans.  See Note 4 to the financial statements for a description of the money pool.

Nuclear Matters

System Energy owns and operates Grand Gulf.  System Energy is, therefore, subject to the risks related to owning and operating a nuclear plant. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts.  In the event of an unanticipated early shutdown of Grand Gulf, System Energy may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

Environmental Risks

System Energy's facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that System Energy is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Critical Accounting Estimates

The preparation of System Energy's financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and there is the potential for future changes in the assumptions and measurements that could produce estimates that would have a material impact on the presentation of System Energy's financial position or results of operations.

Nuclear Decommissioning Costs

See "Nuclear Decommissioning Costs" in the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age while still working for Entergy.  Entergy's reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the "Critical Accounting Estimates" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy's estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$485	$4,806
Rate of return on plan assets	(0.25%)	$326	-
Rate of increase in compensation	0.25%	$237	$1,282

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2009 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$244	$1,248
Discount rate	(0.25%)	$175	$1,384

Each fluctuation above assumes that the other components of the calculation are held constant.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for System Energy in 2009 was $1.5 million.  System Energy anticipates 2010 qualified pension cost to be $1.9 million.  System Energy contributed $4.8 million to its qualified pension plans in 2009 and expects to contribute approximately $12.5 million in 2010 although the required pension contributions will not be known with more certainty until the January 1, 2010 valuations are completed by April 1, 2010.  Also, guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2008 plan year and beyond, continues to evolve, be interpreted through technical corrections bills, and discussed within the industry and by congressional lawmakers.  Any changes to the Pension Protection Act as a result of these discussions and efforts may affect the level of System Energy’s pension contributions in the future.

Total postretirement health care and life insurance benefit costs for System Energy in 2009 were $3.1 million, including $0.9 million in savings due to the estimated effect of future Medicare Part D subsidies.  System Energy expects 2010 postretirement health care and life insurance benefit costs to approximate $3.5 million, including $1.1 million in savings due to the estimated effect of future Medicare Part D subsidies. System Energy anticipates contributions for postretirement health care and life insurance benefits costs to be $3.4 million in 2010.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Discussion and Analysis for discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
System Energy Resources, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, retained earnings, and cash flows (pages 389 through 394 and applicable items in pages 63 through 193) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING REVENUES
Electric	$554,007	$528,998	$553,193

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	63,877	44,506	42,798
Nuclear refueling outage expenses	19,186	17,266	16,699
Other operation and maintenance	120,707	120,165	118,304
Decommissioning	29,451	27,642	25,713
Taxes other than income taxes	24,246	15,896	26,242
Depreciation and amortization	140,056	126,441	122,765
Other regulatory credits - net	(17,525)	(12,151)	(8,854)
TOTAL	379,998	339,765	343,667

OPERATING INCOME	174,009	189,233	209,526

OTHER INCOME
Allowance for equity funds used during construction	12,484	4,910	3,178
Interest and dividend income	4,507	12,086	24,515
Miscellaneous - net	(1,813)	(643)	382
TOTAL	15,178	16,353	28,075

INTEREST AND OTHER CHARGES
Interest on long-term debt	47,422	56,404	56,966
Other interest - net	148	263	151
Allowance for borrowed funds used during construction	(4,192)	(1,642)	(1,044)
TOTAL	43,378	55,025	56,073

INCOME BEFORE INCOME TAXES	145,809	150,561	181,528

Income taxes	96,901	59,494	45,447

NET INCOME	$48,908	$91,067	$136,081

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

OPERATING ACTIVITIES
Net income	$48,908	$91,067	$136,081
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(17,525)	(12,151)	(8,854)
Depreciation, amortization, and decommissioning	169,507	154,083	148,478
Deferred income taxes, investment tax credits, and non-current taxes accrued	211,297	65,339	(37,827)
Changes in working capital:
Receivables	(2,296)	11,621	(8,741)
Accounts payable	11,574	(146)	9,814
Preapaid taxes and taxes accrued	5,413	(67,185)	(47,988)
Interest accrued	2,667	1,187	1,268
Other working capital accounts	11,672	(18,090)	(23,841)
Provision for estimated losses and reserves	(16)	(444)	47
Changes in other regulatory assets	(4,824)	(29,649)	15,250
Changes in pension and other postretirement liabilities	3,440	41,977	(2,029)
Other	(21,940)	(19,071)	40,243
Net cash flow provided by operating activities	417,877	218,538	221,901

INVESTING ACTIVITIES
Construction expenditures	(90,778)	(85,515)	(84,108)
Allowance for equity funds used during construction	12,484	4,910	3,178
Nuclear fuel purchases	-	(76,527)	(56,264)
Proceeds from sale/leaseback of nuclear fuel	180	76,530	56,580
Proceeds from nuclear decommissioning trust fund sales	392,959	483,380	105,751
Investment in nuclear decommissioning trust funds	(416,597)	(510,437)	(134,176)
Change in money pool receivable - net	(47,592)	10,705	12,084
Net cash flow used in investing activities	(149,344)	(96,954)	(96,955)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	-	69,482
Retirement of long-term debt	(28,440)	(26,701)	(93,335)
Dividends paid:
Common stock	(75,300)	(97,100)	(131,100)
Other	(3,099)	-	-
Net cash flow used in financing activities	(106,839)	(123,801)	(154,953)

Net increase (decrease) in cash and cash equivalents	161,694	(2,217)	(30,007)

Cash and cash equivalents at beginning of period	102,788	105,005	135,012

Cash and cash equivalents at end of period	$264,482	$102,788	$105,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$39,611	$50,340	$50,437
Income taxes	$(120,352)	$54,436	$85,105

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2009	2008
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$926	$250
Temporary cash investments	263,556	102,538
Total cash and cash equivalents	264,482	102,788
Accounts receivable:
Associated companies	139,602	91,119
Other	4,479	3,074
Total accounts receivable	144,081	94,193
Note receivable - Entergy New Orleans	25,560	-
Materials and supplies - at average cost	80,934	74,496
Deferred nuclear refueling outage costs	8,432	26,485
Prepaid taxes	69,366	74,779
Prepayments and other	936	993
TOTAL	593,791	373,734

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	327,046	268,822
Note receivable - Entergy New Orleans	-	25,560
TOTAL	327,046	294,382

UTILITY PLANT
Electric	3,324,876	3,314,473
Property under capital lease	481,065	479,933
Construction work in progress	198,887	122,952
Nuclear fuel under capital lease	75,438	125,416
Nuclear fuel	9,333	7,448
TOTAL UTILITY PLANT	4,089,599	4,050,222
Less - accumulated depreciation and amortization	2,315,141	2,206,780
UTILITY PLANT - NET	1,774,458	1,843,442

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	101,915	89,473
Other regulatory assets	290,048	333,389
Other	11,824	10,970
TOTAL	403,787	433,832

TOTAL ASSETS	$3,099,082	$2,945,390

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY

	December 31,
	2009	2008
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$41,715	$28,440
Accounts payable:
Associated companies	5,349	2,723
Other	45,826	35,215
Accumulated deferred income taxes	3,040	9,645
Interest accrued	51,257	48,590
Obligations under capital leases	50,445	37,619
TOTAL	197,632	162,232

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	588,722	365,134
Accumulated deferred investment tax credits	58,231	61,708
Obligations under capital leases	24,993	87,797
Other regulatory liabilities	197,437	197,051
Decommissioning	421,408	396,201
Accumulated provisions	2,009	2,025
Pension and other postretirement liabilities	75,448	72,008
Long-term debt	703,260	744,900
TOTAL	2,071,508	1,926,824

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2009 and 2008	789,350	789,350
Retained earnings	40,592	66,984
TOTAL	829,942	856,334

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,099,082	$2,945,390

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF RETAINED EARNINGS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Retained Earnings, January 1	$66,984	$73,017	$68,036

Add:
Net income	48,908	91,067	136,081

Deduct:
Dividends declared	75,300	97,100	131,100

Retained Earnings, December 31	$40,592	$66,984	$73,017

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2009	2008	2007	2006	2005
	(Dollars In Thousands)

Operating revenues	$554,007	$528,998	$553,193	$555,459	$533,929
Net Income	$48,908	$91,067	$136,081	$140,258	$111,644
Total assets	$3,099,082	$2,945,390	$2,858,760	$2,858,760	$3,046,039
Long-term obligations (1)	$728,253	$832,697	$824,824	$752,052	$882,949
Electric energy sales (GWh)	9,898	8,475	8,440	9,727	9,070

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

Item 2.              Properties

Information regarding the registrant's properties is included in Part I. Item 1. - Business under the sections titled "Utility - Property and Other Generation Resources" and "Non-Utility Nuclear - Property" in this report.

Item 3.              Legal Proceedings

Details of the registrant's material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2009 are discussed in Part I. Item 1. - Business under the sections titled "Retail Rate Regulation", "Environmental Regulation", and "Litigation" in this report.

Item 4.              Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2009, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, or System Energy.

EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
J. Wayne Leonard (a)	59	Chairman of the Board of Entergy Corporation	2006-Present
		Chief Executive Officer and Director of Entergy Corporation	1999-Present

Richard J. Smith (a)	58	President and Chief Operating Officer of Entergy Corporation	2007-Present
		Group President, Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-2007
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and Entergy Mississippi	2001-2007
		Director of Entergy New Orleans	2001-2005

Gary J. Taylor (a)	56	Group President, Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy Texas	2007-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy Texas	2007-Present
		Director of Entergy New Orleans	2008-Present
		Executive Vice President and Chief Nuclear Officer of Entergy Corporation	2004-2007
		Director, President and Chief Executive Officer of System Energy	2003-2007

Leo P. Denault (a)	50	Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and System Energy	2004-Present
		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2004-2005

Curtis L. Hebert, Jr. (a)	47	Executive Vice President, External Affairs of Entergy Corporation	2001-Present

John T. Herron (a)	56	President and Chief Executive Officer Nuclear Operations/ Chief Nuclear Officer of Entergy Corporation	2009-Present
		Senior Vice President, Nuclear Operations	2007-2009
		Senior Vice President, Chief Operating Officer of Entergy Nuclear Northeast	2003-2007

Mark T. Savoff (a)	53	Executive Vice President, Operations of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana and Entergy Mississippi	2004-Present
		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2004-2005
		Executive Vice President of Entergy Services, Inc.	2003-Present

Robert D. Sloan (a)	62
Executive Vice President, General Counsel and Secretary of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy
			2004-Present
		Executive Vice President, General Counsel and Secretary of Entergy Texas	2007-Present

Theodore H. Bunting, Jr. (a)	51
Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy
			2007-Present
		Acting principal financial officer of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas	2008-Present
		Vice President and Chief Financial Officer, Nuclear Operations of System Energy	2004-2007

Terry R. Seamons (a)	68	Senior Vice President - Human Resources and Administration of Entergy Corporation	2007-Present
		Vice President and Managing Director of RHR, International	1984-2007

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors.

PART II

Item 5.              Market for Registrants' Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation's common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR.

The high and low prices of Entergy Corporation's common stock for each quarterly period in 2009 and 2008 were as follows:

	2009		2008
	High	Low	High	Low
	(In Dollars)

First	86.61	59.87	127.48	99.45
Second	78.78	63.39	123.27	107.94
Third	82.39	71.76	122.88	83.78
Fourth	84.44	76.10	89.76	61.93

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2009 and 2008.  Quarterly dividends of $0.75 per share were paid in 2009 and 2008.

As of January 30, 2010, there were 38,480 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2009-10/31/2009	-	$-	-	$750,000,000
11/01/2009-11/30/2009	-	$-	-	$750,000,000
12/01/2009-12/31/2009	-	$-	-	$750,000,000
Total	-	$-	-

(1)
In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, on January 29, 2007, the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock.  In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions.  In 2009, Entergy repurchased 7,680,000 shares of common stock under both programs for a total purchase price of $613 million.  Entergy completed both the $1.5 billion and $500 million programs in the third quarter 2009.  In October 2009 the Board granted authority for an additional $750 million share repurchase program.  See Note 12 to the financial statements for additional discussion of the stock-based compensation plans.

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

There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries.  Cash dividends on common stock paid by the Registrant Subsidiaries to Entergy Corporation during 2009 and 2008, were as follows:

	2009	2008
	(In Millions)

Entergy Arkansas	$48.3	$24.9
Entergy Gulf States Louisiana	$30.7	$104.2
Entergy Louisiana	$20.6	$-
Entergy Mississippi	$51.3	$48.3
Entergy New Orleans	$32.9	$-
Entergy Texas	$119.5	$12.0
System Energy	$75.3	$97.1

Information with respect to restrictions that limit the ability of the Registrant Subsidiaries to pay dividends is presented in Note 7 to the financial statements and in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, LOUISIANA, L.L.C., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., ENTERGY TEXAS, INC., and SYSTEM ENERGY RESOURCES, INC."

Item 6.              Selected Financial Data

Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES LOUISIANA, L.L.C., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., ENTERGY TEXAS, INC., and SYSTEM ENERGY RESOURCES, INC." which follow each company's financial statements in this report, for information with respect to selected financial data and certain operating statistics.

Item 7.              Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, LOUISIANA, L.L.C., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., ENTERGY TEXAS, INC., and SYSTEM ENERGY RESOURCES, INC."

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Market and Credit Risk Sensitive Instruments OF ENTERGY CORPORATION AND SUBSIDIARIES."

Item 8.              Financial Statements and Supplementary Data

Refer to "TABLE OF CONTENTS - Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc."

Item 9.              Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

No event that would be described in response to this item has occurred with respect to Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, or System Energy.

Item 9A.            Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2009, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (each individually a "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO).  The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures.  Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The managements of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") are responsible for establishing and maintaining adequate internal control over financial reporting for the Registrants.  Each Registrant's internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of each Registrant's financial statements presented in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Each Registrant's management assessed the effectiveness of each Registrant's internal control over financial reporting as of December 31, 2009.  In making this assessment, each management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on each management's assessment and the criteria set forth by COSO, each Registrant's management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2009.

The Registrants' registered public accounting firm has issued an attestation report on each Registrant's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective CEOs and CFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2009, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Corporation and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of a new accounting standard regarding non-controlling interests.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc.
Little Rock, Arkansas

We have audited the internal control over financial reporting of Entergy Arkansas, Inc. (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Baton Rouge, Louisiana

We have audited the internal control over financial reporting of Entergy Gulf States Louisiana, L.L.C. (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Louisiana, LLC
Baton Rouge, Louisiana

We have audited the internal control over financial reporting of Entergy Louisiana, LLC (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.
Jackson, Mississippi

We have audited the internal control over financial reporting of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc.
New Orleans, Louisiana

We have audited the internal control over financial reporting of Entergy New Orleans, Inc. (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Entergy Texas, Inc. and Subsidiaries
Beaumont, Texas

We have audited the internal control over financial reporting of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
System Energy Resources, Inc.
Jackson, Mississippi

We have audited the internal control over financial reporting of System Energy Resources, Inc. (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

PART III

Item 10.  Directors and Executive Officers of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Item 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 7, 2010, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period

ENTERGY ARKANSAS, INC.

Directors

Hugh T. McDonald	51	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
John T. Herron		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald		See information under the Entergy Arkansas Directors Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY GULF STATES LOUISIANA, L.L.C.

Directors

E. Renae Conley	52	Director of Entergy Gulf States Louisiana and Entergy Louisiana	2000-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2000-Present

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Gulf States Louisiana Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.	See information under the Entergy Corporation Officers Section in Part I.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC

Directors

E. Renae Conley	See information under the Entergy Gulf States Louisiana Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Gulf States Louisiana Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.	See information under the Entergy Corporation Officers Section in Part I.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.

Directors

Haley R. Fisackerly	44	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present
		Vice President, Nuclear Government Affairs of Entergy Services, Inc.	2007-2008
		Vice President, Customer Service of Entergy Mississippi	2002-2007

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
Curtis L. Hebert, Jr.	See information under the Entergy Corporation Officers Section in Part I.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.

Directors

Roderick K. West	41	President and Chief Executive Officer of Entergy New Orleans	2007-Present
		Director of Entergy New Orleans	2005-Present
		Director, Metro Distribution Operations of Entergy Services, Inc.	2005-2006
		Region Manager, Distribution Operations of Entergy Services, Inc.	2003-2005
Sherri Winslow	50	Director of Entergy New Orleans	2008-Present
		Vice President, Gas Distribution Business of Entergy Services, Inc.	2008-Present
		Director, Employee Development of Entergy Services, Inc.	2006-2008
		Director, Customer Service Process Improvement of Entergy Services, Inc.	2006-2006

Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Curtis L. Hebert, Jr.		See information under the Entergy Corporation Officers Section in Part I.
John T. Herron		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy New Orleans Directors Section above.

ENTERGY TEXAS, INC.

Directors

Joseph F. Domino	61	Director of Entergy Texas	2007-Present
		President and Chief Executive Officer of Entergy Texas	2007-Present
		Director of Entergy Gulf States	1999-2007
		President and Chief Executive Officer - TX of Entergy Gulf States	1998-2007

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Joseph F. Domino	See information under the Entergy Texas Directors Section above.
Curtis L. Hebert, Jr.	See information under the Entergy Corporation Officers Section in Part I.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder with the exception of the directors and officers of Entergy Gulf States Louisiana, L.L.C. and Entergy Louisiana, LLC, who are elected yearly to serve by the unanimous consent of the sole common membership owners, EGS Holdings, Inc. and Entergy Louisiana Holdings, respectively.  Entergy Corporation’s directors are elected annually at the annual meeting of shareholders.  Entergy Corporation’s officers are elected at the annual meeting of the Board of Directors.

Corporate Governance Guidelines and Committee Charters

Each of the Audit, Corporate Governance and Personnel Committees of Entergy Corporation's Board of Directors operates under a written charter.  In addition, the full Board has adopted Corporate Governance Guidelines. Each charter and the guidelines are available through Entergy's website (www.entergy.com) or upon written request.

Audit Committee of the Entergy Corporation Board

The following directors are members of the Audit Committee of Entergy Corporation's Board of Directors:

Steven V. Wilkinson (Chairman)
Maureen S. Bateman
Stuart L. Levenick
James R. Nichols

All Audit Committee members are independent.  For purposes of independence of members of the Audit Committee, an independent director also may not accept directly or indirectly any consulting, advisory or other compensatory fee from Entergy or be affiliated with Entergy as defined in SEC rules.  All Audit Committee members possess the level of financial literacy and accounting or related financial management expertise required by the NYSE rules.  Steven V. Wilkinson qualifies as an "audit committee financial expert," as that term is defined in the SEC rules.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics for Members of the Board of Directors.  The code is available through Entergy's website (www.entergy.com) or upon written request.  The Board has also adopted a Code of Business Conduct and Ethics for Employees, that includes Special Provision Relating to Principal Executive Officer and Senior Financial Officers.  The Code of Business Conduct and Ethics for Employees is to be read in conjunction with Entergy's omnibus code of integrity under which Entergy operates called the Code of Entegrity as well as system policies.  All employees are required to abide by the Codes.  Non-bargaining employees are required to acknowledge annually that they understand and abide by the Code of Entegrity.  The Code of Business Conduct and Ethics for Employees and the Code of Entegrity are available through Entergy's website (www.entergy.com) or upon written request.

Source of Nominations to the Board of Directors; Nominating Procedure

The Corporate Governance Committee has adopted a policy on consideration of potential director nominees.  The Committee will consider nominees from a variety of sources, including nominees suggested by shareholders, executive officers, fellow board members, or a third party firm retained for that purpose.  It applies the same procedures to all nominees regardless of the source of the nomination.

Any party wishing to make a nomination should provide a written resume of the proposed candidate, detailing relevant experience and qualifications, as well as a list of references.  The Committee will review the resume and may contact references.  It will decide based on the resume and references whether to proceed to a more detailed investigation. If the Committee determines that a more detailed investigation of the candidate is warranted, it will invite the candidate for a personal interview, conduct a background check on the candidate, and assess the ability of the candidate to provide any special skills or characteristics identified by the Committee or the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 7, 2010, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

Item 11.  Executive Compensation

ENTERGY CORPORATION

Information concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement under the headings "Compensation Discussion and Analysis," "Executive Compensation Tables," "Nominees for the Board of Directors," and "Non-Employee Director Compensation," all of which information is incorporated herein by reference.

ENTERGY ARKANSAS, ENTERGY GULF STATES LOUISIANA, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this section, the salaries and other compensation elements paid in 2009 to the Chief Executive Officers ("CEOs"), the Principal Financial Officer ("PFO"), the three other most highly compensated executive officers other than the CEO and PFO (collectively, the "Named Executive Officers") of each of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas (the "Subsidiaries") are discussed and analyzed.  The purpose of this section is to provide investors with material information necessary to understand the compensation policies for the Named Executive Officers.  This section should be read in combination with the more detailed compensation tables and other data presented elsewhere in this report.  For information regarding the compensation of the named executive officers of Entergy Corporation, see the Proxy Statement of Entergy Corporation.

The Named Executive Officers are identified in the Summary Compensation Table immediately following this Compensation Discussion and Analysis.  Mr. Leonard, Mr. Denault and Mr. Smith also serve as executive officers of Entergy Corporation.  Mr. Leonard, Mr. Denault and Mr. Smith do not receive additional compensation for serving as Named Executive Officers of the Subsidiaries.  For more information about the officers of the Subsidiaries, see Part III, Item 10 of this report.

Executive Summary

The compensation program for the Named Executive Officers has been designed to attract, retain, motivate and reward executives who can contribute to the long-term success and thereby build value for the shareholders of Entergy Corporation.

The executive compensation package is comprised of a combination of short-term and long-term compensation elements.  Short-term compensation includes base pay and annual cash bonus awards.  Long-term compensation includes stock options and performance units.

The executive compensation program is approved by the Personnel Committee of Entergy Corporation, which is comprised entirely of independent board members.

The following table summarizes the principal factors that are taken into account in deciding the amount of each compensation element paid or awarded to the executives:

Key Compensation Components (where reported in summary compensation table)	Factors
Base Salary (salary, column, c)	- Entergy Corporation, business unit and individual performance - Market data - Internal pay equity - The Committee's assessment of other elements of compensation
Non-Equity Incentive Plan Compensation (non-equity plan compensation, column g)
- Compensation practices at the peer group companies and the general market for companies Entergy Corporation's size
- Desire to ensure that a substantial portion of total compensation is performance-based
- The Committee's assessment of other elements of compensation
- Entergy Corporation and individual performance

Performance Units (stock awards, column e)
- Compensation practices at Entergy peer group companies and in broader group of utility companies
- Target long-term compensation values in the market for similar jobs
- The desire to ensure that a substantial portion of total compensation is performance-
   based
- The Committee's assessment of other elements of compensation

Stock Options (options, column f)
- Individual performance
- Prevailing market practice
- Targeted long-term value created by the use of stock options
- Potential dilutive effect of stock option grants
- The Committee's assessment of other elements of compensation

Compensation decisions for each executive officer are made after taking into account all elements of the officer's compensation.  In making compensation decisions, the same compensation policies are applied to all of the executive officers; however, the application of these policies results in different compensation amounts to individual executive officers because of: (i) differences in roles and responsibilities; (ii) differences in market-based compensation levels for specific officer positions; (iii) the assessment of individual performance; and (iv) variations in business unit performance.

Objectives of the Executive Compensation Program

•	The greatest part of the compensation of the Named Executive Officers should be in the form of "at risk" performance-based compensation.

The compensation programs are designed to ensure that a significant percentage of the total compensation of the Named Executive Officers is contingent on achievement of performance goals that drive total shareholder return and result in increases in Entergy Corporation's common stock price.  For example, each of the annual cash incentive and long-term performance unit programs is designed to pay out if Entergy Corporation achieves pre-established performance goals.  Assuming achievement of these performance goals at target level, approximately 80% of the annual target total compensation (excluding non-qualified supplemental retirement income) of Entergy Corporation's Chief Executive Officer is represented by performance-based compensation and the remaining 20% is represented by base salary.  For Mr. Denault and Mr. Smith, assuming achievement of performance goals at the target levels, approximately 65% of the annual target total compensation (excluding non-qualified supplemental retirement income) is represented by performance-based compensation and the remaining 35% by base salary.  For substantially all of the other Named Executive Officers, assuming achievement of performance goals at the target levels, at least 50% of the annual target total compensation (excluding non-qualified supplemental retirement income) is represented by performance-based compensation and the remaining 50% by base salary.  Entergy Corporation's Chief Executive Officer's total compensation is at greater risk than the other Named Executive Officers, reflecting both market practice and acknowledging the leadership role of the Chief Executive Officer in setting company policy and strategies.

•	A substantial portion of the Named Executive Officers' compensation should be delivered in the form of equity awards.

To align the economic interests of the Named Executive Officers with the shareholders of Entergy Corporation, Entergy Corporation believes a substantial portion of their total compensation should be in the form of equity-based awards.  Awards are typically granted in the form of stock options with a three-year vesting schedule and performance units with a three-year performance cycle.  Stock options are generally subject only to time-based vesting. Performance units pay out only if Entergy Corporation achieves specified performance targets. The amount of payout depends on the level of performance achieved.

•
The compensation programs of Entergy Corporation and the Subsidiaries should enable the companies to attract, retain and motivate executive talent by offering compensation packages that are competitive but fair.

It is in the shareholders' best interests that Entergy Corporation and the Subsidiaries attract and retain talented executives by offering compensation packages that are competitive, but fair.  Entergy Corporation's Personnel Committee has sought to develop compensation programs that deliver total target compensation in aggregate at approximately the 50th percentile of the market.

The Starting Point

To develop a competitive compensation program, the Personnel Committee on an annual basis reviews base salary and other compensation data from two sources:

•
Survey Data:  The Committee uses published and private compensation survey data to develop marketplace compensation levels for executive officers.  The data, which is compiled by the Committee's independent compensation consultant, compares the current compensation levels received by each of the executive officers against the compensation levels received by executives holding similar positions at companies with corporate revenues consistent with the revenues of Entergy Corporation.  For non-industry specific positions such as a chief financial officer, the Committee reviews general industry data.  For management positions that are industry-specific such as Group President, Utility Operations, the Committee reviews data from energy services companies.  The survey data reviewed by the Committee covers approximately 300 public and private companies in general industry and approximately 70 public and private companies in the energy services sector.  In evaluating compensation levels against the survey data, the Committee considers only the aggregated survey data.  The identity of the companies comprising the survey data is not disclosed to, or considered by, the Committee in its decision-making process and, thus, is not considered material by the Committee.

The Committee uses the survey data to develop compensation programs that deliver total target compensation at approximately the 50th percentile of the surveyed companies. This survey data is used as the primary data for purposes of determining target compensation.  For this purpose, the Committee reviews the results of the survey data (organized in tabular format) comparing each of the Named Executive Officer's compensation relative to the 25th, 50th (or median) and 75th percentile of the surveyed companies.  The Committee considers its objectives to have been met if Entergy Corporation's Chief Executive Officer, the executive officers who constitute what is referred to as the Office of the Chief Executive, considered as a group (9 officers including Mr. Denault and Mr. Smith) and the other Named Executive Officers have a target compensation package that falls within the range of 90 - 110 percent of the 50th percentile of the surveyed companies.  In 2009, in the aggregate the target compensation of all of the Named Executive Officers fell within this range.  Actual compensation received by an individual officer may be above or below the 50th percentile based on an individual officer's skills, performance and responsibilities.

•
Proxy Analysis:   Although the survey data described above is the primary data source used in determining compensation, the Committee reviews data derived from proxy statements as an additional point of analysis.  The proxy data is used to compare the compensation levels of executive officers against the compensation levels of the corresponding executive officers from 18 of the companies included in the Philadelphia Utilities Index.  The analysis is used by the Committee to evaluate the reasonableness of the Company’s compensation program.  The proxy market data compare Entergy executive officers to other proxy officers based on pay rank without regard to roles and responsibilities.  These companies are:

• AES Corporation	• Exelon Corporation
• Ameren Corporation	• FirstEnergy Corporation
• American Electric Power Co. Inc.	• FPL Group Inc.
• CenterPoint Energy Inc.	• Northeast Utilities
• Consolidated Edison Inc.	• PG&E Corporation
• Dominion Resources Inc.	• Progress Energy, Inc.
• DTE Energy Company	• Public Service Enterprise Group, Inc.
• Duke Energy Corporation	• Southern Company
• Edison International	• XCEL Energy

Elements of the Compensation Program

The major components of the executive compensation program are presented below:

Entergy Corporation Executive Compensation
Short-Term Compensation
Long-Term Compensation
Benefits
Base Salary Compensation
Non-Equity Incentive Plan
Stock Options
Performance Units
Restricted Units

Short-Term Compensation

•	Base Salary

Base salary is a component of each Named Executive Officer's compensation package because the Committee believes it is appropriate that some portion of the compensation that is provided to these officers be provided in a form that is a fixed cash amount.  Also, base salary remains the most common form of payment throughout all industries.  Its use ensures a competitive compensation package to the Named Executive Officers.

The Committee (in the case of Mr. Leonard, Mr. Denault and Mr. Smith) or certain senior Entergy officers (in the case of the other Named Executive Officers) determine whether to award Named Executive Officers annual merit increases in base salary based on the following factors:

•	Entergy Corporation, business unit and individual performance during the prior year;
•	Market data;
•	Internal pay equity; and

•	The Committee's assessment of other elements of compensation provided to the Named Executive Officer.

The corporate and business unit goals and objectives vary by individual officers and include, among other things, corporate and business unit financial performance, capital expenditures, cost containment, safety, reliability, customer service, business development and regulatory matters.

The use of "internal pay equity" in setting merit increases is limited to determining whether a change in an executive officer's role and responsibilities relative to other executive officers requires an adjustment in the officer's salary. The Committee has not established any predetermined formula against which the base salary of one Named Executive Officer is measured against another officer or employee.

In January 2009, in light of economic conditions and the projected slow growth in executive officer salaries in 2009 based on Entergy’s review of general industry surveys prepared by various human resource consulting firms, the Personnel Committee decided not to increase the 2009 base salaries of the executive officers who constitute the Office of the Chief Executive from the 2008 base salaries.

In addition, based on the results of this study, the 2009 base salaries for Ms. Conley, Mr. Domino, Mr. Fisackerly, Mr. McDonald and Mr. West were not increased.  Ms. Conley, Mr. Domino, Mr. Fisackerly, Mr. McDonald and Mr. West, however, received a cash bonus in lieu of an increase in their base salary.  See “2009 Summary Compensation Table” for the amount of the bonus paid to each of these officers.  Mr. Bunting received a 2.5% merit increase to his 2008 base salary to reflect comparative market data for senior accounting officers.  The 2009 base salaries for the Named Executive Officers were:

Named Executive Officer	2009 Base Salary
J. Wayne Leonard	$1,291,500
Leo P. Denault	$630,000
Richard J. Smith	$645,000
E. Renae Conley	$407,680
Hugh T. McDonald	$322,132
Joseph F. Domino	$317,754
Roderick K. West	$315,000
Theodore H. Bunting	$350,447
Haley Fisackerly	$275,000

•	Non-Equity Incentive Plan (Cash Bonus)

Performance-based incentives are included in the Named Executive Officers' compensation packages because it encourages the Named Executive Officers to pursue objectives consistent with the overall goals and strategic direction that the Entergy board has set for Entergy Corporation.  Annual incentive plans are commonly used by companies in a variety of industry sectors to compensate their executive officers.

The Named Executive Officers participate in a performance-based cash bonus plan known as the Executive Annual Incentive Plan or Executive Incentive Plan.  The Executive Incentive Plan operates on a calendar year basis.  A performance metric known as the Entergy Achievement Multiplier is used to determine the payouts for each particular calendar year.  The Entergy Achievement Multiplier is used to determine the percentage of target annual plan awards that will be paid each year to each Named Executive Officer.  In December 2008, the Personnel Committee selected the performance measures for the Entergy Achievement Multiplier to be based in equal part on earnings per share and operating cash flow for 2009 awards.  The Committee selected these performance measures because:

•	earnings per share and operating cash flow have both a correlative and causal relationship to shareholder value performance;

•	earnings per share and operating cash flow targets are aligned with externally-communicated goals; and
•	earnings per share and operating cash flow results are readily available in earning releases and SEC filings.

In addition, these measures are commonly used by other companies, including the industry peer group companies, as components of their incentive programs.  For example, approximately 56 percent of the industry peer group companies use earnings per share as an incentive measure and 22 percent use some type of cash flow measure. The Personnel Committee evaluates and sets the performance measures used for the Executive Incentive Plan and the Management Incentive Plan on an annual basis.

The Committee sets minimum and maximum achievement levels under the Executive Incentive Plan.  Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight line interpolation.  In general, the Committee seeks to establish target achievement levels such that the relative difficulty of achieving the target level is consistent from year to year.  Over the past five years ending with 2009, the average Entergy Achievement Multiplier was 128% of target.

In December 2008, the Committee set the 2009 target awards for incentives to be paid in 2010 under the Executive Incentive Plan.  As a percentage of base salary, the target awards for certain of Entergy named executive officers were set as follows:  J. Wayne Leonard, CEO of Entergy Corporation (120%); Leo P. Denault, Executive Vice President and Chief Financial Officer (70%); and Richard J. Smith, President and Chief Operating Officer of Entergy Corporation (70%).  The Committee based its decision on the target awards for Mr. Denault and Mr. Smith on the recommendation of Entergy’s Chief Executive Officer.

In setting these target awards, the Personnel Committee considered several factors, including:

•
Analysis provided by the Committee's independent compensation consultant as to compensation practices at the industry peer group companies and the general market for companies the size of Entergy Corporation;

•	Competitiveness of Entergy Corporation's compensation plans and their ability to attract and retain top executive talent;
•	The individual performance of each Entergy named executive officer (other than the Chief Executive Officer of Entergy Corporation) as evaluated by the Chief Executive Officer of Entergy Corporation;
•	Target bonus levels in the market for comparable positions;
•	The desire to ensure that a substantial portion of total compensation is performance-based;
•	The relative importance, in any given year, of the short-term performance goals established pursuant to the Executive Incentive Plan; and
•	The Committee's assessment of other elements of compensation provided to the Entergy named executive officers.

The target awards for the other Named Executive Officers were set as follows:  E. Renae Conley, CEO - Entergy Gulf States Louisiana and CEO - Entergy Louisiana (60%); Joseph F. Domino, CEO - Entergy Texas (50%); Hugh T. McDonald, CEO - Entergy Arkansas (50%); Roderick K. West, CEO - Entergy New Orleans (40%); Haley Fisackerly, CEO - Entergy Mississippi (40%) and Theodore H. Bunting – Principal Accounting Officer – the Subsidiaries (60%).

The target awards for the Named Executive Officers (other than Entergy named executive officers) were set by their respective supervisors (subject to ultimate approval of Entergy’s Chief Executive Officer) who allocated a potential incentive pool established by the Personnel Committee among various of their direct and indirect reports.  In setting the target awards, the supervisor took into account considerations similar to those used by the Personnel Committee in setting the target awards for Entergy’s Named Executive Officers.

The Committee established a higher target percentage for Mr. Leonard compared to the other Named Executive Officers to reflect the following factors:

•	Mr. Leonard's leadership and contributions to Entergy Corporation's success as measured by, among other things, the overall performance of Entergy Corporation.
•	Market practices that compensate chief executive officers at greater potential compensation levels with more "pay at risk" than other executive officers.
•
The Personnel Committee's assessment of Mr. Leonard's strong performance based on the Board's annual performance evaluation, in which the Board reviews and assesses Mr. Leonard's performance based on:  leadership, strategic planning, financial results, succession planning, communications with all of the stakeholders, external relations with the communities and industries in which Entergy Corporation operates and his relationship with the Board.

Target awards are set based on an executive officer’s current position and executive management level within the Entergy organization.  Executive management levels at Entergy range from Level 1 thorough Level 4.  Mr. Denault and Mr. Smith hold positions in Level 2 whereas Mr. Bunting and Ms. Conley hold positions in Level 3 and Mr. Domino, Mr. Fisackerly, Mr. McDonald and Mr. West hold positions in Level 4.  Accordingly, their respective incentive targets differ one from another based on the external market data developed by the Committee’s independent compensation consultant and the other factors noted above.

In January 2009, the Committee determined the Entergy Achievement Multiplier targets to be used for purposes of establishing annual bonuses for 2009.  The targets established to measure management performance against as reported results, excluding the impact of activities associated with the planned separation of our non-utility nuclear business (the “Spin Transaction”), were:

	Minimum	Target	Maximum
Earnings Per Share ($)	6.30	7.00	7.70
Operating Cash Flow ($ in Billions)	2.52	2.88	3.24

After reviewing earnings per share and operating cash flow results against the performance objectives in the above table and, in accordance with the terms of the Executive Incentive Plan, adjusting for non-recurring charges for impairments to the nuclear decommissioning trust, in January 2010, the Personnel Committee certified the 2009 Entergy Achievement Multiplier at 115% of target.

Under the terms of the Management Effectiveness Program, the Entergy Achievement Multiplier is automatically increased by 25 percent for the members of the Office of the Chief Executive (including Mr. Leonard, Mr. Denault and Mr. Smith, but not the other Named Executive Officers), subject to the Personnel Committee's discretion to adjust the automatic multiplier downward or eliminate it altogether.  In accordance with Section 162(m) of the Internal Revenue Code, the multiplier which Entergy refers to as the Management Effectiveness Factor is intended to provide the Committee, through the exercise of negative discretion, a mechanism to take into consideration the specific achievement factors relating to the overall performance of Entergy Corporation. In January 2010, the Committee exercised its negative discretion to eliminate the Management Effectiveness Factor with respect to the 2009 incentive awards, reflecting the Personnel Committee's determination that the Entergy Achievement Multiplier, in and of itself without the Management Effectiveness Factor, was consistent with the performance levels achieved by management.

The annual incentive awards for the Named Executive Officers (other than Mr. Leonard, Mr. Denault and Mr. Smith) are awarded from an incentive pool approved by the Committee.  From this pool, each named executive officer’s supervisor determines the annual incentive payment based on the Entergy Achievement Multiplier.  The supervisor has the discretion to increase or decrease the multiple used to determine an incentive award based on individual and business unit performance.  The incentive awards are subject to the ultimate approval of Entergy’s Chief Executive Officer.

The following table shows the Executive and Management Incentive Plans payments as a percentage of base salary for 2009 as well as the incentive awards for each Named Executive Officer:

Named Exeutive Officer	Target	Percentage Base Salary	2009 Annual Incentive Award
J. Wayne Leonard	120%	138%	$1,782,270
Leo P. Denault	70%	81%	$ 507,150
Richard J. Smith	70%	81%	$ 519,225
E. Renae Conley	60%	75%	$ 307,000
Hugh T. McDonald	50%	40%	$ 128,066
Joseph F. Domino	50%	35%	$ 111,373
Roderick K. West	40%	50%	$ 158,000
Haley Fisackerly	40%	50%	$ 138,000
Theodore H. Bunting	60%	96%	$ 335,000

Long-Term Compensation

Entergy Corporation's long-term incentive programs are intended to reward the Named Executive Officers for achievement of shareholder value creation over the long-term.  In its long-term incentive programs, Entergy Corporation primarily uses a mix of performance units and stock options in order to accomplish different objectives.  Performance units reward the Named Executive Officers on the basis of total shareholder return, which is a measure of stock appreciation and dividend payments relative to the industry peer group companies.  Stock options provide a direct incentive for increasing the price of Entergy Corporation common stock.  In addition, Entergy Corporation occasionally awards restricted units for retention purposes or to offset forfeited compensation in order to attract officers and managers from other companies.

Each of the performance units, stock options and restricted units granted to the Named Executive Officers in 2009 were awarded under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation, which is referred to as the 2007 Equity Ownership Plan.

•	Performance Unit Program

Entergy Corporation issues performance unit awards to the Named Executive Officers under its Performance Unit Program.  Each Performance Unit equals the cash value of one share of Entergy Corporation common stock at the end of the three-year performance cycle.  Each unit also earns the cash equivalent of the dividends paid during the performance cycle.  The Performance Unit Program is structured to reward Named Executive Officers only if performance goals set by the Personnel Committee are met.  The Personnel Committee has no discretion to make awards if minimum performance goals are not achieved. The Performance Unit Program provides a minimum, target and maximum achievement level.  Performance is measured by assessing Entergy Corporation's total shareholder return relative to the total shareholder return of industry peer group companies.  The Personnel Committee chose total shareholder return as a measure of performance because it assesses Entergy Corporation's creation of shareholder value relative to other electric utilities over the performance cycle.  Minimum, target and maximum performance levels are determined by reference to the quartile ranking of Entergy Corporation's total shareholder return against the total shareholder return of industry peer group companies.

For the 2010-2012 performance cycle, the Personnel Committee identified the Philadelphia Utility Index as the industry peer group for total shareholder return performance because the companies represented in this index more closely approximate Entergy Corporation in terms of size. The companies included in the Philadelphia Utility Index are provided above in the Compensation Discussion and Analysis under "The Starting Point - Proxy Analysis."

Subject to achievement of the Performance Unit Program performance levels, the Personnel Committee established target amounts of 22,300 performance units for Mr. Leonard; and 5,300 performance units for each of Mr. Denault and Mr. Smith for the 2010-2012 performance cycle.  The target amounts for the other Named Executive Officers are as follows:  2,200 performance units for Ms. Conley and Mr. Bunting; and 1,000 performance units for each of Mr. Domino, Mr. McDonald, Mr. West, and Mr. Fisackerly.  The range of payouts under the program is shown below.

Quartiles:	4	3	2	1
Performance Levels:	Zero	Minimum	Target	Maximum
Total Shareholder Return Ranges:	Below 25th percentile	25th to 50th percentiles	50th to 75th percentiles	75th percentile and above
Payouts:	No Payout	Interpolate between Minimum and Target (10% to 100% of Target)	Interpolate between Target and Maximum (100% to 250% of Target)	Maximum Payout (250% of Target)

The Personnel Committee sets payout opportunities for the Performance Unit Program each performance cycle.  In determining payout opportunities, the Committee considers several factors, including:

•	The advice of the Committee's independent compensation consultant regarding compensation practices at the industry peer group companies;
•	Competitiveness of the Entergy Corporation's compensation plans and their ability to attract and retain top executive talent;
•	Target long-term compensation values in the market for similar jobs;
•	The desire to ensure, as described above, that a substantial portion of total compensation is performance-based;
•	The relative importance, in any given year, of the long-term performance goals established pursuant to the Performance Unit Program; and
•	The Committee's assessment of other elements of compensation provided to the Named Executive Officer.

For the 2007-2009 performance cycle, the target amounts established in January 2007 were:

•	23,800 performance units for Mr. Leonard;
•	4,500 performance units for Mr. Denault and Mr. Smith;
•	2,100 performance units for Ms. Conley and Mr. Bunting; and
•	1,000 performance units for each of Mr. Domino, Mr. McDonald and Mr. Fisackerly.

Participants could earn performance units consistent with the range of payouts as described above for the 2010-2012 performance cycle. The Committee established a higher target amount for Mr. Leonard compared to the other Named Executive Officers based on the following factors:

•	Mr. Leonard's leadership and contributions to Entergy Corporation's success as measured by, among other things, the overall performance of Entergy Corporation.
•	Market practices that compensate chief executive officers at greater potential compensation levels with more "pay at risk" than other named executive officers.

In January 2010, the Committee assessed Entergy Corporation's total shareholder return for the 2007-2009 performance period and determined the actual number of performance units to be paid to Performance Unit Program participants for the 2007-2009 performance cycle.  Performance was measured in a manner similar to that described above for the 2010-2012 cycle, on the basis of relative total shareholder return.

For purposes of determining Entergy Corporation's relative performance for the 2007-2009 performance cycle period, the Committee used the Philadelphia Utility Index as the peer group.  Based on market data and the recommendation of management, the Committee compared Entergy Corporation's total shareholder return against the total shareholder return of the companies that comprised the Philadelphia Utility Index.

Based on a comparison of Entergy Corporation's performance relative to the Philadelphia Utility Index as described above, the Committee concluded that Entergy Corporation’s performance, for the 2007-2009 performance cycle, ranked in the third quartile.  This resulted in a payment of 57% of target.  Each performance unit was then automatically converted into cash at the rate of $81.84 per unit, the closing price of Entergy Corporation common stock on the last trading day of the performance cycle (December 31, 2009), plus dividend equivalents accrued over the three-year performance cycle.  See the 2009 Option Exercises and Stock Vested table for the amount paid to each of the Named Executive Officers for the 2007-2009 performance cycle.

•	Stock Options

The Personnel Committee and, in the case of the Named Executive Officers (other than Mr. Leonard, Mr. Denault and Mr. Smith), Entergy’s Chief Executive Officer and the Named Executive Officer’s supervisor consider several factors in determining the amount of stock options it will grant under Entergy’s 2007 Equity Ownership Plan to the Named Executive Officers, including:

•	Individual performance;
•	Prevailing market practice in stock option grants;
•	The targeted long-term value created by the use of stock options;
•
The number of participants eligible for stock options, and the resulting "burn rate" (i.e., the number of stock options authorized divided by the total number of shares outstanding) to assess the potential dilutive effect; and

•	The Committee's assessment of other elements of compensation provided to the Named Executive Officer

For stock option awards to the Named Executive Officers (other than Mr. Leonard), the Committee's assessment of individual performance of each Named Executive Officer in consultation with Entergy Corporation's Chief Executive Officer is the most important factor in determining the number of options awarded.

The following table sets forth the number of stock options granted to each Named Executive Officer in 2009.  The exercise price for each option was $77.53, which was the closing fair market value of Entergy Corporation common stock on the date of grant.

Named Executive Officer	Stock Options
J. Wayne Leonard	125,000
Leo P. Denault	45,000
Richard J. Smith	35,000
E. Renae Conley	12,500
Hugh T. McDonald	4,500
Haley Fisackerly	3,800
Joseph F. Domino	4,500
Roderick K. West	5,000
Theodore H. Bunting	12,000

The option grants awarded to the Named Executive Officers (other than Mr. Leonard) ranged in number between 3,800 and 45,000 shares.  In the case of Mr. Leonard, who received 125,000 stock options, the Committee took special note of his performance as Entergy Corporation's Chief Executive Officer.  Among other things, the Committee noted that the total shareholder return of Entergy Corporation measured over the nine-year period between Mr. Leonard's appointment as CEO of Entergy Corporation in January 1999 and the January 29, 2009 grant date exceeded all of the industry peer group companies as well as all other U.S. utility companies.

For additional information regarding stock options awarded in 2009 to each of the Named Executive Officers, see the 2009 Grants of Plan-Based Awards table.

Under the 2007 Equity Ownership Plan and Entergy’s predecessor equity plans, all options must have an exercise price equal to the closing fair market value of Entergy Corporation common stock on the date of grant.  In 2008, Entergy Corporation implemented guidelines that require an executive officer to achieve and maintain a level of Entergy Corporation stock ownership equal to a multiple of his or her salary.  Until an executive officer achieves the multiple ownership position of Entergy Corporation common stock, the executive officer (including a Named Executive Officer) upon exercising any stock option granted on or after January 1, 2003, must retain at least 75% of the after-tax net profit from such stock option exercise in the form of Entergy Corporation common stock.

Entergy Corporation has not adopted a formal policy regarding the granting of options at times when it is in possession of material non-public information.  However, Entergy Corporation generally grants options to Named Executive Officers only during the month of January in connection with its annual executive compensation decisions.  On occasion, it may grant options to newly hired employees or existing employees for retention or other limited purposes.

•	Restricted Units

Restricted units granted under the 2007 Equity Ownership Plan represent phantom shares of Entergy Corporation common stock (i.e., non-stock interests that have an economic value equivalent to a share of Entergy Corporation common stock).  Entergy Corporation occasionally grants restricted units for retention purposes, to offset forfeited compensation from a previous employer or for other limited purposes.  If all conditions of the grant are satisfied, restrictions on the restricted units lift at the end of the restricted period, and a cash equivalent value of the restricted units is paid.  The settlement price is equal to the number of restricted units multiplied by the closing price of Entergy Corporation common stock on the date restrictions lift.  Restricted units are not entitled to dividends or voting rights.  Restricted units are generally time-based awards for which restrictions lift, subject to continued employment, over a two- to five-year period.

In December 2009, the Committee granted Mr. Leonard, Entergy’s Chief Executive Officer, 100,000 restricted units.  The Committee granted Mr. Leonard these restricted units in recognition of the importance of his continued exemplary leadership as Chairman and Chief Executive Officer and to encourage the retention of his leadership in light of the numerous strategic challenges facing the Company, including the challenges associated with the completion of the Spin Transaction.  The Committee also took into account the competitive market for chief executive officers.  In determining the size of the grant, the Committee consulted its independent consultant to confirm that the grant was consistent with market practices.  The Committee also noted, based on the advice of its independent consultant, that such grants are a commonly used market technique for retention purposes.

The restricted units will vest in two equal installments of 50,000 units each on December 3, 2011 and December 3, 2012.  On each vesting date, Entergy will pay to Mr. Leonard, subject to payment of withholding taxes, a cash amount equal to the closing price of a share of Entergy’s common stock on that date.  Under certain conditions, including a termination of employment without cause, death or disability, Mr. Leonard’s restricted stock units may vest on an earlier date.

No other Named Executive Officers received restricted units during 2009.

•	2009 Significant Achievements

In assessing individual and management performance (with respect to the overall compensation of the Named Executive Officers), the Committee noted the following significant achievements:

•	Achieved the safest year in Entergy’s history;
•	Achieved the highest generation ever from our entire nuclear fleet;
•	Reported the highest earnings in our history;
•
Named to “2010 All-America Executive Team” according to rankings compiled by the prestigious Institutional Investors magazine; our Chief Executive Officer and Chief Financial Officer ranked as the top CEO and CFOs in the power industry; Entergy was also ranked as the top electric utility in the country and among the top nine companies in the nation, making it one of the “Most Honored Companies;”

•
Successfully completed Entergy New Orleans storm cost audits for Hurricanes Katrina, Rita, Gustav and Ike and reached agreement with the Louisiana Public Service Commission staff on recoverable Hurricane Gustav and Ike storm costs;

•	Issued securitized debt for Entergy Texas 2008 storm costs;
•	Implemented storm reserve accounting at Entergy Arkansas;
•	Settled rate actions at Entergy Mississippi (annual formula rate plan), Entergy Texas (rate case) and renewed Entergy Gulf States Louisiana and Entergy Louisiana formula rate plans for three years;
•	Completed the Board approved and previously announced $1.5 billion and $0.5 billion stock buyback programs;
•
Named for the eighth consecutive year to the Dow Jones Sustainability World Index, an index that tracks the performance of companies that lead their field in terms of corporate sustainability on a global basis;

•
Recognized for corporate governance practices where in 2009, we received a 100 percent rating for corporate governance in the RiskMetrics Group’s (formerly Institutional Shareholder Services) utility rankings; and

•
Received multiple awards and recognition, including 11th EEI Emergency Assistance Recovery Award and Platts Global Energy Awards recognizing Entergy New Orleans gas rebuild project as the Global Infrastructure Project of the Year.

Benefits, Perquisites, Agreements and Post-Termination Plans

•	Pension Plan, Pension Equalization Plan and System Executive Retirement Plan

The Named Executive Officers participate in an Entergy Corporation-sponsored pension plan that covers a broad group of employees.  This pension plan is a funded, tax-qualified, noncontributory defined benefit pension plan.  Benefits under the pension plan are based upon an employee's years of service with an Entergy system company and the employee's average monthly rate of “Eligible Earnings” (which generally includes the employee’s salary and eligible incentive awards, other than incentive awards paid under the Executive Incentive Plan) for the highest consecutive 60 months during the 120 months preceding termination of employment.  Benefits under the tax-qualified plan are payable monthly after separation from an Entergy system company.  The amount of annual earnings that may be considered in calculating benefits under the tax-qualified pension plan is limited by federal law.

Benefits under the tax-qualified pension plan in which the Named Executive Officer participates are calculated as an annuity equal to 1.5% of a participant's Eligible Earnings multiplied by years of service.  Years of service under the pension plan formula cannot exceed 40.  Contributions to the pension plan are made entirely by the employer and are paid into a trust fund from which the benefits of participants will be paid.

Entergy Corporation sponsors a Pension Equalization Plan, which is available to a select group of management and highly compensated employees, including the Named Executive Officers (other than our Chief Executive Officer).  The Pension Equalization Plan is a non-qualified unfunded supplemental retirement plan that provides for the payment to participants from an Entergy System employer's general assets a single lump sum cash distribution upon separation from service generally equal to the actuarial present value of the difference between the amount that would have been payable as an annuity under the tax-qualified pension plan, but for Internal Revenue Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and the amount actually payable as an annuity under the tax-qualified pension plan.  The Pension Equalization Plan also takes into account as “Eligible Earnings” any incentive awards paid under the Executive Incentive Plan.

Entergy Corporation also sponsors a System Executive Retirement Plan, which is available to the Company's approximately 60 officers, including the Named Executive Officers (other than Entergy’s Chief Executive Officer).  Participation in the System Executive Retirement Plan requires individual approval by the plan administrator.  An employee participating in both the System Executive Retirement Plan and the Pension Equalization Plan is eligible to receive only the greater of the two single-sum benefits computed in accordance with the terms and conditions of each plan.

Like the Pension Equalization Plan, the System Executive Retirement Plan is designed to provide for the payment to participants from an Entergy System employer’s general assets a single-sum cash distribution upon separation from service.  The single-sum benefit is generally equal to the actuarial present value of a specified percentage of the participant’s “Final Average Monthly Compensation” (which is generally 1/36th of the sum of the participant's annual rate of base salary and Executive Incentive Plan award for the 3 highest years during the last 10 years preceding termination of employment), after first being reduced by the value of the participant’s tax-qualified Pension Plan benefit and typically any prior employer pension benefit available to the participant.  While the System Executive Retirement Plan has a replacement schedule from one year of service to the maximum of 30 years of service, the table below offers a sample ratio at 20 and 30 years of service.

Years of Service	Executives at Management Level 1	Executives at Management Level 3 & above - includes the remaining 4 Named Executive Officers	Executives at Management Level 4
20 years	55.0%	50.0%	45.0%
30 years	65.0%	60.0%	55.0%

Mr. Leonard's retention agreement (as further discussed below) provides that, in lieu of his participation in the Pension Equalization Plan and the System Executive Retirement Plan, upon the termination of his employment (unless such termination is for Cause, as defined in the agreement), he will be entitled to receive a benefit equal to 60% of his Final Average Compensation (as described in the description of the System Executive Retirement Plan above) calculated as a single life annuity and payable as an actuarial equivalent lump sum.  This benefit will be reduced by other benefits to which he is entitled from any Entergy Corporation-sponsored pension plan or prior employer pension plans. The terms of Mr. Leonard's Supplemental Retirement Benefit were negotiated at the time of his employment with Entergy Corporation and were designed to, among other things, offset the loss of benefits resulting from Mr. Leonard's resignation from his prior employer.  At the time that Entergy Corporation recruited Mr. Leonard, he had accumulated twenty-five years of seniority with his prior employer and had served as an executive officer for that employer for over ten years and in an officer-level capacity for over fifteen years.

The Committee believes that the Pension Plan, Pension Equalization Plan and System Executive Retirement Plan are an important part of the Named Executive Officers' compensation program.  These plans are important in the recruitment of top talent in the competitive market, as these types of supplemental plans are typically found in companies of similar size to Entergy Corporation.  These plans serve a critically important role in the retention of senior executives, as benefits from these plans generally increase for each year that these executives remain employed by an Entergy system company. The plans thereby encourage the most senior executives to remain employed within the Entergy system and continue their work on behalf of Entergy Corporation's shareholders.

The Entergy System company employer of Ms. Conley, Mr. Smith and Mr. Denault has agreed to provide service credit to each of them under either the Pension Equalization Plan or the System Executive Retirement Plan. Entergy System company employers typically offer these service credit benefits as one element of the total compensation package offered to new mid-level or senior executives that are recruited from other companies.  By offering these executives "credited service," Entergy Corporation is able to compete more effectively to hire these employees by mitigating the potential loss of their pension benefits resulting from accepting employment within the Entergy system.

See the 2009 Pension Benefits table for additional information regarding the operation of the plans described under this caption.

•	Savings Plan

The Named Executive Officers are eligible to participate in an Entergy Corporation-sponsored Savings Plan that covers a broad group of employees.  This is a tax-qualified retirement savings plan, wherein total combined before-tax and after-tax contributions may not exceed 30 percent of a participant's base salary up to certain contribution limits defined by law. In addition, under the Savings Plan, the participant's employer matches an amount equal to seventy cents for each dollar contributed by participating employees, including the Named Executive Officers, on the first six percent of their Earnings (as defined in the Savings Plan) for that pay period.  Entergy Corporation maintains the Savings Plan for employees of participating Entergy System companies, including the Named Executive Officers, because it wishes to encourage employees to save some percentage of their cash compensation for their eventual retirement.  The Savings Plan permits employees to make such savings in a manner that is relatively tax efficient.  This type of savings plan is also a critical element in attracting and retaining talent in a competitive market.

•	Executive Deferred Compensation

The Named Executive Officers are eligible to defer up to 100% of the following into the Entergy Corporation-sponsored Executive Deferred Compensation Plan:

•	Base Salary
•	Executive Incentive Plan Bonus
•	Performance Unit Program Awards

The Named Executive Officers also are eligible to defer up to 100% of the following payments into the 2007 Equity Ownership Plan:

•	Executive Incentive Plan Bonus
•	Performance Unit Program Awards

Amounts deferred under the Executive Deferred Compensation Plan and 2007 Equity Ownership Plan are subject to limitations prescribed by law and the respective plan.

Additionally, Mr. Leonard currently has deferred account balances under a frozen Defined Contribution Restoration Plan.  These amounts are deemed invested in the options available under this Defined Contribution Plan.  The Defined Contribution Plan, until it was frozen in 2005, credited eligible employees deferral accounts with employer contributions to the extent contributions were limited under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

All deferral amounts represent an unfunded liability of the employer.  Amounts deferred into the 2007 Equity Ownership Plan are deemed invested in phantom shares of Entergy Corporation common stock.  Amounts deferred under the Executive Deferred Compensation Plan are deemed invested in one or more of the investment options (generally mutual funds) offered under the Savings Plan.  Within the Executive Deferred Compensation Plan, the Named Executive Officer may move funds from one deemed investment option to another.

The employer does not "match" amounts that are deferred by employees pursuant to the Executive Deferred Compensation Plan or 2007 Equity Ownership Plan.  With the exception of allowing for the deferral of federal and state taxes, Entergy Corporation provides no additional benefit to the Named Executive Officer for deferring any of the above payments.  Any increase in value of the deferred amounts results solely from the increase in value of the investment options selected (phantom Entergy Corporation common stock or mutual funds available under the Savings Plan). Deferred amounts are credited with earnings or losses based on the rate of return of deemed investment options or Entergy Corporation common stock, as selected by the participants.

Entergy Corporation provides this benefit because the Committee believes it is standard market practice to permit officers to defer the cash portion of their compensation.  The Executive Deferred Compensation Plan and 2007 Equity Ownership Plan permit them to do this while also receiving gains or losses on deemed investments, as described above.  Entergy

Corporation believes that providing this benefit is important as a retention and recruitment tool as many, if not all, of the companies with which Entergy Corporation and the Subsidiaries compete for executive talent provide a similar arrangement to their senior employees.

•	Health & Welfare Benefits

The Named Executive Officers are eligible to participate in various health and welfare benefits available to a broad group of employees.  These benefits include medical, dental and vision coverage, life and accidental death & dismemberment insurance and long-term disability insurance.  Eligibility, coverage levels, potential employee contributions and other plan design features are the same for the Named Executive Officers as for the broad employee population.

•	Executive Long-Term Disability Program

All executive officers, including the Named Executive Officers, are eligible to participate in the Entergy Corporation-sponsored Executive Long-Term Disability program.  Individuals who elect to participate in this plan and become disabled under the terms of the plan are eligible for 65 percent of the difference between their base salary and $275,000 (i.e. the base salary that produces the maximum $15,000 monthly disability payment under the Entergy Corporation's general long-term disability plan).

•	Perquisites

Entergy Corporation provides the Named Executive Officers with certain perquisites and other personal benefits as part of providing a competitive executive compensation program and for employee retention.  However, perquisites are not a material part of the compensation program for the Named Executive Officers.  In 2009, Entergy Corporation offered to the Named Executive Officers limited benefits such as the following: corporate aircraft usage, personal financial counseling, club dues and annual physical exams (which are mandatory for Entergy’s named executive officers).  For security and business reasons, Entergy Corporation permits its Chief Executive Officer to use its corporate aircraft at Entergy Corporation expense for personal use.  The other Named Executive Officers may use corporate aircraft for personal travel subject to the approval of Entergy Corporation's Chief Executive Officer. The Personnel Committee reviews all perquisites, including the use of corporate aircraft, on an annual basis.  For additional information regarding perquisites, see the "All Other Compensation" column in the Summary Compensation table.

•	Retention Agreements and other Compensation Arrangements

The Committee believes that retention and transitional compensation arrangements are an important part of overall compensation. The Committee believes that these arrangements help to secure the continued employment and dedication of the Named Executive Officers, notwithstanding any concern that they might have at the time of a change in control regarding their own continued employment. In addition, the Committee believes that these arrangements are important as recruitment and retention devices, as all or nearly all of the companies with which Entergy Corporation and the Subsidiaries compete for executive talent have similar arrangements in place for their senior employees.

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which each of the Named Executive Officers is entitled to receive "change in control" payments and benefits if such officer's employment is involuntarily terminated for similar qualifying events or circumstances.  Based on the market data provided by its independent compensation consultant, the Committee believes the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices.

In certain cases, the Committee may approve the execution of a retention agreement with an individual executive officer.  These decisions are made on a case by case basis to reflect specific retention needs or other factors, including market practice.  If a retention agreement is entered into with an individual officer, the Committee considers the economic value associated with that agreement in making overall compensation decisions for the affected officer.  Entergy Corporation has voluntarily adopted a policy that any severance arrangements providing benefits in excess of 2.99 times an officer's annual base salary and bonus must be approved by its shareholders.

Severance payments under the System Executive Retirement Plan are based on the sum of an executive officer’s base salary plus awards granted under the Executive Incentive Plan.  Revenue Ruling 2008-13 provides that compensation will not be treated as performance-based under Section 162(m) if it is payable regardless of actual performance in the event of termination by a company without “cause,” by the executive with “good reason” or an executive’s retirement.  Effective January 1, 2010, Entergy amended the System Executive Continuity Plan to allow incentive payments under the Executive Incentive Plan to continue to be considered performance-based under Section 162(m).  With this amendment, severance payments will be calculated based on the sum of (a) base salary plus (b) the higher of: (i) the annual incentive award actually awarded to the executive office under the Executive Incentive Plan for the fiscal year immediately preceding the fiscal year in which the termination of employment occurs or (ii) the average Executive Incentive Plan award for the two fiscal years immediately preceding the fiscal year in which the termination of employment occurs.

At present, Entergy Corporation has entered into a retention agreement with two of the Named Executive Officers, Mr. Leonard and Mr. Denault.  In general, these retention agreements provide for "change in control" payments and other benefits in lieu of to those provided under the System Executive Continuity Plan.  The retention agreements entered into with Mr. Leonard and Mr. Denault reflect, among other things, the competition for chief executive officer and chief financial officer talent in the market place and the Committee's assessment of the critical role of these officers in executing Entergy Corporation's long-term financial and other strategic objectives.  Effective January 1, 2010, Entergy made amendments similar to those made to the System Executive Continuity Plan to Mr. Denault’s and Mr. Leonard’s retention agreements to allow incentive payments under the Executive Incentive Plan to continue to be considered performance based under Section 162(m).  Based on market data provided by its independent compensation consultant, the Personnel Committee believes the benefits and payment levels under these retention agreements are consistent with market practices.

On December 18, 2009, Entergy entered into a retention agreement with Richard J. Smith, its President and Chief Operating Officer.  This agreement provides for Mr. Smith’s continued employment and the payment of certain compensation to Mr. Smith in the event the planned Spin Transaction does not occur.  The agreement provides that in such event, Mr. Smith will continue to be employed by an Entergy System Company at a management level and with a salary no less than Mr. Smith’s current management level and salary and that his duties will include, among other things, coordinating the orderly unwinding of the preparations for the contemplated Spin Transaction.  In addition, the agreement provides that  Mr. Smith will be entitled to receive a lump sum cash payment equal to 1.5 times his base salary as of the date of separation from Entergy if either (i) he remains continuously employed in such capacity for 24 months after any public announcement that the Spin Transaction will not occur or (ii) he remains continuously employed in such capacity for at least six (6) months after any such public announcement and thereafter retires with the consent of Entergy’s Chief Executive Officer  prior to reaching such 24 months of service. Entergy entered into this agreement with Mr. Smith in light of Mr. Smith’s leadership role in the preparations for the Spin Transaction and the critical role that Mr. Smith would have in dismantling these preparations should the Spin Transaction not occur.  In determining the type and size of the amount of payment under this agreement, the Personnel Committee consulted with its independent compensation consultant to confirm that the economic value of this arrangement was consistent with market practices.

For additional information regarding the System Executive Continuity Plan and Mr. Leonard’s and Mr. Denault’s retention agreement described above, see "Potential Payments upon Termination or Change in Control."

Compensation Program Administration

Role of Personnel Committee

The Personnel Committee has overall responsibility for approving the compensation program for the Named Executive Officers and makes all final compensation decisions regarding Entergy Corporation's named executive officers.  The Personnel Committee is responsible for, among its other duties, the following actions related to Entergy Corporation's named executive officers:

•	developing and implementing compensation policies and programs for the executive officers, including any employment agreement with an executive officer;
•	evaluating the performance of Entergy Corporation's Chairman and Chief Executive Officer; and
•	reporting, at least annually, to the Board on succession planning, including succession planning for Entergy Corporation's Chief Executive Officer.

The Personnel Committee has authorized, in limited circumstances, the delegation of its authority to grant stock options under Entergy plans to Entergy Corporation's Chairman and Chief Executive Officer and Senior Vice President of Human Resources and Administration subject to the following conditions:

•	No grant may exceed an aggregate value of $1 million per grantee;
•
All awards must be issued in accordance with the terms of Entergy Corporation's plans, including the requirement that all options be issued for an exercise price not less than the fair market value of the stock on date the option is granted;

•	No awards may be granted to any employee of Entergy Corporation subject to Section 16 of the Securities Exchange Act of 1934; and
•	The Personnel Committee must be advised on at least a quarterly basis of the grants made under the exercise of this delegated authority.

Certain aspects of the compensation of officers who are not Entergy named executive officers, Mr. Bunting, Ms. Conley, Mr. Domino, Mr. Fisackerly and Mr. McDonald are not directly determined by the Personnel Committee.  While the Committee does determine the number of performance units to be granted to these Named Executive Officers, the Committee does not determine the actual annual incentive target for these Named Executive Officers.  Rather, the Committee establishes an overall available annual incentive pool for these officers and establishes the specific goal targets and ranges, the officers’ respective supervisor determines the actual incentive payment, in each case, subject to the ultimate approval of Entergy’s Chief Executive Officer. Further, Entergy’s Chief Executive Officer and the officer’s supervisor have ultimate responsibility for adjusting the salary of these Named Executive Officers as deemed appropriate.  The officer’s supervisor and Entergy’s Chief Executive Officer also determine how many stock option awards are to be allocated to the Named Executive Officers from an available pool established by the Personnel Committee for similarly situated officers, though the Personnel Committee ultimately approves the options granted.

Role of Chief Executive Officer

The Personnel Committee solicits recommendations from Mr. Leonard, Entergy Corporation's Chief Executive Officer, with respect to compensation decisions for Mr. Denault and Mr. Smith.  Mr. Leonard's role is limited to:

•	providing the Committee with an assessment of the performance of Mr. Denault and Mr. Smith; and
•	recommending base salary, annual merit increases, stock option and annual cash incentive plan compensation amounts for these officers.

In addition, the Committee may request that Mr. Leonard provide management feedback and recommendations on changes in the design of compensation programs, such as special retention plans or changes in structure of bonus programs.  Mr. Leonard does not play any role with respect to any matter affecting his own compensation nor does he have any role determining or recommending the amount, or form, of director compensation.

As noted above, under “Role of Personnel Committee,” Mr. Leonard also plays a role in determining the Subsidiary Named Executive Officers’ base salary, their annual incentive target and the number of stock options they receive.

Mr. Leonard may attend committee meetings of the Personnel Committee only at the invitation of the chair of the Personnel Committee and cannot call a meeting of the Committee.  However, he is not in attendance at any meeting when the Committee determines and approves the compensation to be paid to the Named Executive Officers.  Since he is not a member of the Committee, he has no vote on matters submitted to the Committee.  During 2009, Mr. Leonard attended five meetings of the Personnel Committee.

In 2009, the Committee's compensation consultant met at the request of the Personnel Committee with Mr. Leonard to review market trends in executive and management compensation and to discuss Entergy Corporation and its Subsidiaries’ overall compensation philosophy, such as the optimum balance between base and incentive compensation.  In addition, the Committee requested that its independent compensation consultant interview Mr. Leonard to obtain management feedback on the impact of compensation programs on employees and information regarding the roles and responsibilities of the Named Executive Officers.

Role of the Compensation Consultant

In discharging its duties, the Personnel Committee has retained Towers Watson, formerly Towers Perrin, as its independent compensation consultant to assist it in, among other things, evaluating different compensation programs and developing market data to assess the compensation programs. Under the terms of its engagement, Towers Watson reports directly to the Personnel Committee, which has the right to retain or dismiss the consultant without the consent of Entergy Corporation's management.  In addition, the consent of the Personnel Committee must be obtained before Towers Watson can accept any material engagements from Entergy Corporation’s management.

In considering the appointment of Towers Watson, the Personnel Committee took into account that Towers Watson provides from time to time general consulting services to Entergy Corporation's management with respect to non-executive compensation matters.  In this connection the Committee reviewed the fees and compensation received by Towers Watson for these services over a historical period.  After considering the nature and scope of these engagements and the fee arrangements involved, the Personnel Committee determined that the engagements did not create a conflict of interest.  The Committee reviews on an ongoing basis the fees and compensation received by Towers Watson for non-executive compensation matters on an annual basis to monitor its independence. In 2009, Entergy incurred in the aggregate fees of $234,668 from Towers Watson for determining or recommending the amount or form of executive and director compensation and $1,363,128 for other services, $1,141,054 of which was for services related to the Spin Transaction.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly held corporation of compensation in excess of $1 million paid to a Chief Executive Officer or any of its other Named Executive Officers (other than the chief financial officer), unless that compensation is "performance-based compensation" within the meaning of Section 162(m). The Personnel Committee considers deductibility under Section 162(m) as it structures the compensation packages that are provided to Entergy’s Named Executive Officers. However, the Personnel Committee and the Board believe that it is in the best interest of Entergy Corporation that the Personnel Committee retains the flexibility and discretion to make compensation awards, whether or not deductible. This flexibility is necessary to foster achievement of performance goals established by the Personnel Committee as well as other corporate goals that the Committee deems important to Entergy Corporation and the Subsidiaries' success, such as encouraging employee retention and rewarding achievement.

Likewise, the Personnel Committee considers financial accounting consequences as it structures the compensation packages that are provided to Entergy’s Named Executive Officers.  However, the Personnel Committee and the Entergy Board of Directors believe that it is in the best interest of Entergy that the Personnel Committee retains the flexibility and discretion to make compensation awards regardless of their financial accounting consequences.

PERSONNEL COMMITTEE REPORT

The "Personnel Committee Report" included in the Entergy Corporation Proxy Statement is incorporated by reference, but will not be deemed to be "filed" in this Annual Report on Form 10-K.  None of the Subsidiaries has a compensation committee, or other board committee performing equivalent functions.  The board of directors of each of the Subsidiaries is comprised of individuals who are officers or employees of Entergy Corporation or one of the Subsidiaries.  These boards do not make determinations regarding the compensation paid to executive officers of the Subsidiaries.

EXECUTIVE COMPENSATION TABLES

2009 Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2009, 2008 and 2007.  For information on the principal positions held by each of the Named Executive Officers, see Item 10, "Directors and Executive Officers of the Registrants."  The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  None of the Entergy System companies has entered into any employment agreements with any of the Named Executive Officers (other than the retention agreements described in "Potential Payments upon Termination or Change in Control").  For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see "Compensation Discussion and Analysis."

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total

Theodore H. Bunting, Jr.	2009	$361,388	$ -	$155,060	$143,280	$335,000	$535,700	$23,065	$1,553,493
Acting principal financial	2008	$336,948	$ -	$151,480	$289,350	$400,023	$225,000	$61,294	$1,464,095
officer – Entergy Arkansas,
Entergy Gulf States Louisiana,
Entergy Louisiana, Entergy
Mississippi, Entergy New
Orleans, Entergy Texas

E. Renae Conley	2009	$423,360	$15,000	$155,060	$149,250	$307,000	$406,000	$42,899	$1,498,569
CEO-Entergy Louisiana and	2008	$403,096	$ -	$151,480	$250,770	$415,000	$107,700	$90,525	$1,418,571
CEO-Entergy Gulf States	2007	$388,250	$ -	$192,822	$314,500	$320,000	$276,700	$79,392	$1,571,664
Louisiana

Leo P. Denault	2009	$654,231	$ -	$372,144	$537,300	$507,150	$837,200	$60,688	$2,968,713
Executive Vice President and	2008	$621,231	$ -	$2,973,900	$803,750	$617,400	$250,500	$150,285	$5,417,066
CFO – Entergy Corp.	2007	$584,422	$ -	$413,190	$943,500	$516,600	$535,000	$128,933	$3,121,645

Joseph F. Domino	2009	$329,976	$10,000	$69,777	$53,730	$111,373	$322,100	$45,396	$942,352
CEO - Entergy Texas	2008	$314,610	$ -	$75,740	$112,525	$230,000	$92,800	$62,873	$888,548
	2007	$304,122	$ -	$91,820	$188,700	$135,000	$515,900	$62,089	$1,297,631

Haley R. Fisackerly	2009	$274,999	$8,250	$69,777	$45,372	$138,000	$168,300	$35,675	$740,373
CEO – Entergy Mississippi	2008	$248,346	$41,000	$63,081	$64,550	$125,700	$143,500	$14,531	$700,708

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total

J. Wayne Leonard	2009	$1,341,174	$ -	$9,850,425	$1,492,500	$1,782,270	$499,800	$200,040	$15,166,209
Chairman of the Board and	2008	$1,273,523	$ -	$1,785,300	$2,813,125	$2,169,720	$313,200	$759,739	$9,114,607
CEO - Entergy Corp.	2007	$1,216,443	$ -	$2,185,316	$4,009,875	$1,815,480	$4,879,200	$613,661	$14,719,975

Hugh T. McDonald	2009	$324,610	$10,000	$69,777	$53,730	$128,066	$252,500	$67,221	$905,904
CEO-Entergy Arkansas	2008	$319,286	$ -	$75,740	$112,525	$160,500	$42,700	$74,830	$785,581
	2007	$309,088	$ -	$91,820	$188,700	$120,000	$182,800	$61,851	$954,259

Richard J. Smith	2009	$669,807	$ -	$372,144	$417,900	$519,225	$755,900	$140,779	$2,875,755
President and Chief Operating	2008	$638,394	$ -	$421,980	$562,625	$632,100	$391,400	$220,708	$2,867,207
Officer - Entergy Corp.	2007	$599,612	$ -	$413,190	$943,500	$535,886	$743,700	$153,733	$3,389,621

Roderick K. West	2009	$327,115	$15,000	$69,777	$59,700	$158,000	$191,200	$40,883	$861,675
CEO-Entergy New Orleans	2008	$300,474	$ -	$1,755,590	$128,600	$252,000	$164,200	$54,465	$2,655,329
	2007	$270,752	$ -	$91,820	$188,700	$155,000	$16,800	$43,543	$766,615

(1)
The amounts in column (c) represent the actual base salary paid to the Named Executive Officer.  Changes in base salary were effective in April of the years shown and the base salary disclosed above is a combination of the two rates in effect during the year.  The Named Executive Officers are paid on a bi-weekly basis and there was an extra pay period during calendar year 2009.

(2)
The amounts in column (d) for 2009 reflect the cash bonuses paid to Ms. Conley, Mr. Domino, Mr. Fisackerly, Mr. McDonald and Mr. West in lieu of an increase in their base salary.  In 2008, Mr. Fisackerly received a cash bonus to compensate him for his discontinued participation in the Nuclear Retention Plan.

(3)
The amounts in column (e) represent the aggregate grant date fair value of performance units granted under the 2009 – 2011 Performance Unit Program of the Equity Ownership Plan calculated in accordance with accounting standards.  For Mr. Leonard, it also includes the grant date fair value of restricted units granted to him in December 2009 calculated in accordance with accounting standards.  The amounts included in column (e) for the 2009 – 2011 Plan are calculated based on the probable satisfaction of the performance conditions.  If the highest level of performance is achieved, the maximum amounts that will be received under the plan are as follows:  Mr. Bunting, $387,650; Ms. Conley, $387,650; Mr. Denault, $930,360; Mr. Domino, $174,443; Mr. Fisackerly, $174,443; Mr. Leonard, $4,361,063; Mr. McDonald, $174,443; Mr. Smith, $930,360; and Mr. West, $174,443.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the Financial Statements.

(4)
The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the Equity Ownership Plan calculated in accordance with accounting standards.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the Financial Statements.

(5)	The amounts in column (g) represent cash payments made under the Executive Incentive Plan.
(6)
The amounts in column (h) include the annual actuarial increase in the present value of the Named Executive Officer's benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation's financial statements and includes amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested (see “2009 Pension Benefits”).  None of the increase is attributable to above-market or preferential earnings on nonqualified deferred compensation (see “2009 Nonqualified Deferred Compensation”).

(7)	The amounts set forth in column (i) for 2009 include (a) matching contributions by Entergy Corporation to each of the Named Executive Officers; (b) life insurance premiums; (c) tax gross up payments relating to perquisites; (d) dividends paid on stock awards and (e) perquisites and other compensation. The amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Life Insurance Premium	Tax Gross Up Payments	Dividends Paid on Stock Awards	Perquisites and Other Compensation	Total
Theodore H. Bunting, Jr.	$9,750	$3,708	$768	$8,839	$ -	$23,065
Renae E. Conley	$10,054	$988	$7,021	$10,230	$14,606	$42,899
Leo P. Denault	$9,750	$3,944	$9,212	$22,015	$15,767	$60,688
Joseph F. Domino	$9,750	$5,900	$8,886	$4,910	$15,950	$45,396
Haley R. Fisackerly	$7,377	$270	$10,138	$2,455	$15,435	$35,675
J. Wayne Leonard	$9,750	$7,482	$15,871	$116,376	$50,561	$200,040
Hugh T. McDonald	$8,226	$3,420	$22,014	$4,910	$28,651	$67,221
Richard J. Smith	$9,750	$3,070	$49,656	$22,015	$56,288	$140,779
Roderick K. West	$10,290	$696	$11,201	$4,910	$13,786	$40,883

Perquisites and Other Compensation

The amounts set forth in column (i) include perquisites and other personal benefits that Entergy Corporation provides to the Named Executive Officers as part of providing a competitive executive compensation program and for employee retention. The following perquisites and other compensation were provided by Entergy Corporation in 2009 to the Named Executive Officers:

Named Executive Officer	Financial Counseling	Club Dues	Personal Use of Corporate Aircraft	Relocation	Executive Physicals
Theodore H. Bunting, Jr.
E. Renae Conley	x		x		x
Leo P. Denault	x				x
Joseph F. Domino	x	x			x
Haley R. Fisackerly	x	x
J. Wayne Leonard	x		x		x
Hugh T. McDonald	x	x
Richard J. Smith	x		x	x
Roderick K West	x	x

For security and business reasons, Entergy Corporation permits Mr. Leonard to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation's Chief Executive Officer.  The aggregate incremental aircraft usage cost associated with Mr. Leonard's personal use of  the corporate aircraft, including the costs associated with travel to outside board meetings, was $26,869 for fiscal year 2009.  These amounts are reflected in column (i) and the total above.  The incremental cost to Entergy Corporation for use of the corporate aircraft is based on the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications and fees, including flight planning, ground handling and landing permits.

None of the other individual perquisites items exceeded $25,000 for any of the Named Executive Officers.

2009 Grants of Plan-Based Awards

The following table summarizes award grants during 2009 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
Name (a)	Grant Date (b)	Thresh-old ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3) (i)	All Other Option Awards: Number of Securities Under-lying Options (#) (4) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (5) (l)

Theodore H. Bunting, Jr.	1/29/09	-	$210,268	$420,536
	1/29/09				200	2,000	5,000				$387,650
	1/29/09								12,000	$77.53	$143,280

E. Renae Conley	1/29/09	-	$244,608	$489,216
	1/29/09				200	2,000	5,000				$387,650
	1/29/09								12,500	$77.53	$149,250

Leo P. Denault	1/29/09	-	$441,000	$882,000
	1/29/09				480	4,800	12,000				$930,360
	1/29/09								45,000	$77.53	$537,300

Joseph F. Domino	1/29/09	-	$158,877	$317,754
	1/29/09				90	900	2,250				$174,443
	1/29/09								4,500	$77.53	$53,730

Haley R. Fisackerly	1/29/09	-	$110,000	$220,000
	1/29/09				90	900	2,250				$174,443
	1/29/09								3,800	$77.53	$45,372

J. Wayne Leonard	1/29/09	-	$1,549,800	$3,099,600
	1/29/09				2,250	22,500	56,250				$4,361,063
	1/29/09								125,000	$77.53	$1,492,500
	12/3/09							100,000			$8,106,000

Hugh T. McDonald	1/29/09	-	$161,066	$322,132
	1/29/09				90	900	2,250				$174,443
	1/29/09								4,500	$77.53	$53,730

Richard J. Smith	1/29/09	-	$451,500	$903,000
	1/29/09				480	4,800	12,000				$930,360
	1/29/09								35,000	$77.53	$417,900

Roderick K. West	1/29/09	-	$126,000	$252,000
	1/29/09				90	900	2,250				$174,443
	1/29/09								5,000	$77.53	$59,700

(1)
The amounts in columns (c), (d) and (e) represent minimum, target and maximum payment levels under the Executive Incentive Plan.  The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (f), (g) and (h) represent the minimum, target and maximum payment levels under the Performance Unit Program.  Performance under the program is measured by Entergy Corporation's total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utilities Index.  If Entergy Corporation's total shareholder return is not at least 25% of that for the Philadelphia Utilities Index, there is no payout.  Subject to achievement of performance targets, each unit will be converted into the cash equivalent of one share of Entergy Corporation's common stock on the last day of the performance period (December 31, 2011.)

(3)
In December 2009, the Personnel Committee granted 100,000 restricted units to Mr. Leonard.  The restricted units vest in two equal installments of 50,000 units each on December 3, 2011 and December 3, 2012.  The restricted units were granted under the 2007 Equity Ownership Plan.

(4)
The amounts in column (j) represent options to purchase shares of Entergy Corporation's common stock.  The options vest one-third on each of the first through third anniversaries of the grant date.  The options have a ten-year term from the date of grant.  The options were granted under the 2007 Equity Ownership Plan.

(5)
The amounts included in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with accounting standards assuming the highest level of performance is achieved.  See Note 12 to the Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value.

2009 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of the end of 2009.

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Theodore H.	-	12,000(1)		$77.53	1/29/2019
Bunting, Jr.	6,000	12,000(2)		$108.20	1/24/2018
	6,666	3,334(3)		$91.82	1/25/2017
	5,000	-		$68.89	1/26/2016
	2,200	-		$69.47	1/27/2015
	1,000	-		$58.60	3/02/2014
								200(4)	$16,368
								1,400(5)	$114,576

E. Renae Conley	-	12,500(1)		$77.53	1/29/2019
	5,200	10,400(2)		$108.20	1/24/2018
	6,667	3,333(3)		$91.82	1/25/2017
	7,050	-		$68.89	1/26/2016
	7,500	-		$69.47	1/27/2015
	9,200	-		$58.60	3/02/2014
	12,000	-		$44.45	1/30/2013
								200(4)	$16,368
								1,400(5)	$114,576

Leo P. Denault	-	45,000(1)		$77.53	1/29/2019
	16,666	33,334(2)		$108.20	1/24/2018
	40,000	20,000(3)		$91.82	1/25/2017
	50,000	-		$68.89	1/26/2016
	35,000	-		$69.47	1/27/2015
	40,000	-		$58.60	3/02/2014
	676	-		$52.40	2/11/2012
	7,720	-		$52.40	1/25/2011
	9,800	-		$44.45	1/30/2013
	19,656	-		$41.69	2/11/2012
	5,434	-		$37.00	1/25/2011
								480(4)	$39,283
								3,900(5)	$319,176
						24,000(6)	$1,964,160

Joseph F. Domino	-	4,500(1)		$77.53	1/29/2019
	2,333	4,667(2)		$108.20	1/24/2018
	8,000	4,000(3)		$91.82	1/25/2017
	7,500	-		$68.89	1/26/2016
	10,000	-		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
	10,500	-		$44.45	1/30/2013
								90(4)	$7,366
								700(5)	$57,288

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Haley R. Fisackerly	-	3,800(1)		$77.53	1/29/2019
	1,666	3,334(2)		$108.20	1/24/2018
	1,666	834(3)		$91.82	1/25/2017
	1,000	-		$68.89	1/26/2016
								90(4)	$7,366
								583(5)	$47,713

J. Wayne Leonard	-	125,000(1)		$77.53	1/29/2019
	58,333	116,667(2)		$108.20	1/24/2018
	170,000	85,000(3)		$91.82	1/25/2017
	210,000	-		$68.89	1/26/2016
	165,200	-		$69.47	1/27/2015
	220,000	-		$58.60	3/02/2014
	195,000	-		$44.45	1/30/2013
	330,600	-		$41.69	2/11/2012
	330,600	-		$37.00	1/25/2011
								2,250(4)	$184,140
								16,500(5)	$1,350,360
						100,000(7)	$8,184,000

Hugh T. McDonald	-	4,500(1)		$77.53	1/29/2019
	2,333	4,667(2)		$108.20	1/24/2018
	8,000	4,000(3)		$91.82	1/25/2017
	7,500	-		$68.89	1/26/2016
	12,522	-		$73.25	2/11/2012
	10,000	-		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
	12,000	-		$44.45	1/30/2013
								90(4)	$7,366
								700(5)	$57,288

Richard J. Smith	-	35,000(1)		$77.53	1/29/2019
	11,666	23,334(2)		$108.20	1/24/2018
	40,000	20,000(3)		$91.82	1/25/2017
	50,000	-		$68.89	1/26/2016
	40,000	-		$69.47	1/27/2015
	63,600	-		$58.60	3/02/2014
	7,640	-		$51.50	1/25/2011
	50,000	-		$44.45	1/30/2013
	70,000	-		$41.69	2/11/2012
	39,428	-		$37.00	1/25/2011
								480(4)	$39,283
								3,900(5)	$319,176

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Roderick K. West	-	5,000(1)		$77.53	1/29/2019
	2,666	5,334(2)		$108.20	1/24/2018
	8,000	4,000(3)		$91.82	1/25/2017
	1,334	-		$68.89	1/26/2016
	667	-		$69.47	1/27/2015
								90(4)	$7,366
								700(5)	$57,288
						15,000(8)	$1,227,600

(1)	Consists of options that will vest as follows: 1/3 of the options granted vest on each of 1/29/2010, 1/29/2011 and 1/29/2012.
(2)	Consists of options that will vest as follows: 1/2 of the unexercisable options vest on each of 1/24/2010 and 1/24/2011.
(3)	The remaining unexercisable options will vest on 1/25/2010.
(4)
Consists of performance units that will vest on December 31, 2011 only if, and to the extent that, Entergy Corporation satisfies performance conditions as described under "Long-Term Compensation – Performance Unit Program" in Compensation Discussion and Analysis.

(5)
Consists of performance units that will vest on December 31, 2010 only if, and to the extent that, Entergy Corporation satisfies performance conditions as described under "Long-Term Compensation – Performance Unit Program" in Compensation Discussion and Analysis.

(6)	Consists of restricted units granted under the 2007 Equity Ownership Plan. 8,000 units will vest on each of January 25, 2011, 2012 and 2013.
(7)	Consists of restricted units granted under the 2007 Equity Ownership Plan 50,000 of which will vest on December 3, 2011 and the remaining 50,000 will visit on December 3, 2012.
(8)	Consists of restricted units granted under the 2007 Equity Ownership Plan which will vest on April 8, 2013.

2009 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2009 for the Named Executive Officers.

	Options Awards		Stock Awards
(a) Name	(b) Number of Shares Acquired on Exercise (#)	(c) Value Realized on Exercise ($)	(d) Number of Shares Acquired on Vesting (#) (1)	(e) Value Realized on Vesting ($)

Theodore H. Bunting, Jr.	-	-	1,139	$93,216

E. Renae Conley	4,546	$124,347	1,322	$108,192

Leo P. Denault	12,404	$322,969	2,834	$231,935

Joseph F. Domino	-	-	630	$51,559

Haley R. Fisackerly	-	-	315	$25,780

J. Wayne Leonard	330,600	$18,723,928	64,988(2)	$5,275,618

Hugh T. McDonald	9,199	$311,553	630	$51,559

Richard J. Smith	40,137	$1,091,955	2,834	$231,935

Roderick K. West	-	-	630	$51,559
(1)
Represents the vesting of performance units for the 2007 - 2009 performance period (payable solely in cash based on the closing stock price of Entergy Corporation on the date of vesting) under the Performance Unit Program.

(2)	Amount includes the August 3, 2009 cash settlement of 50,000 restricted units granted under the 2007 Equity Ownership Plan.

2009 Pension Benefits

The following table shows the present value as of December 31, 2009, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the Financial Statements.  Information regarding these retirement plans is included in Compensation Discussion & Analysis under the heading, "Benefits, Perquisites, Agreements and Post-Retirement Plans - Pension Plan, Pension Equalization Plan, and System Executive Retirement Plan."  In addition, this section includes information regarding early retirement options under the plans.
Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2009
Theodore H. Bunting, Jr. (1)	Non-qualified System Executive Retirement Plan	21.86	$1,479,700	$ -
	Qualified defined benefit plan	21.11	$320,100	$ -

E. Renae Conley (2)	Non-qualified Pension Equalization Plan	27.35	$1,325,300	$ -
	Qualified defined benefit plan	10.83	$197,700	$ -

Leo P. Denault (3)	Non-qualified System Executive Retirement Plan	25.83	$3,239,300	$ -
	Qualified defined benefit plan	10.83	$155,900	$ -

Joseph F. Domino (1)	Non-qualified System Executive Retirement Plan	39.56	$1,615,100	$ -
	Qualified defined benefit plan	36.13	$997,500	$ -

Haley R. Fisackerly	Non-qualified System Executive Retirement Plan	14.08	$284,400	$ -
	Qualified defined benefit plan	14.08	$149,300	$ -

J. Wayne Leonard (4)	Non-qualified supplemental retirement plan benefit	11.68	$24,323,900	$ -
	Qualified defined benefit plan	11.68	$285,900	$ -

Hugh T. McDonald (1)	Non-qualified System Executive Retirement Plan	27.93	$918,800	$ -
	Qualified defined benefit plan	26.44	$411,300	$ -

Richard J. Smith (5)	Non-qualified Pension Equalization Plan	33.25	$3,701,700	$ -
	Qualified defined benefit plan	10.33	$241,300	$ -

Roderick K. West	Non-qualified System Executive Retirement Plan	10.75	$334,600	$ -
	Qualified defined benefit plan	10.75	$90,600	$ -
(1)	Service under the non-qualified System Executive Retirement Plan is granted from date of hire. Qualified plan benefit service is granted from the later of date of hire or plan participation date.
(2)
Ms. Conley entered into an agreement granting 16.52 additional years of service under the non-qualified Pension Equalization Plan increasing the present value of the accumulated benefit by $26,000 over the benefit she would receive under the non-qualified System Executive Retirement Plan.

(3)
During 2006, Mr. Denault entered into an agreement granting an additional 15 years of service under the non-qualified System Executive Retirement Plan if he continues to work for an Entergy System company employer until age 55.  The additional 15 years of service increases the present value of his benefit by $1,431,700.

(4)
Pursuant to his retention agreement, Mr. Leonard is entitled to a non-qualified supplemental retirement benefit in lieu of participation in Entergy Corporation's non-qualified supplemental retirement plans such as the System Executive Retirement Plan or the Pension Equalization Plan.  Mr. Leonard may separate from employment without a reduction in his non-qualified supplemental retirement benefit.

(5)
Mr. Smith entered into an agreement granting 22.92 additional years of service under the non-qualified Pension Equalization Plan providing an additional $999,300 above the accumulated benefit he would receive under the non-qualified System Executive Retirement Plan.

Qualified Retirement Benefits

The qualified retirement plan is a funded defined benefit pension plan that provides benefits to most of the non-bargaining unit employees of Entergy System companies.  All Named Executive Officers are participants in this plan.  The pension plan provides a monthly benefit payable for the participant's lifetime beginning at age 65 and equal to 1.5% of the participant's five-year average monthly eligible earnings times such participant's years of service.  Participants are 100% vested in their benefit upon completing 5 years of vesting service.

Normal retirement under the plan is age 65.  Employees who terminate employment prior to age 55 may receive a reduced deferred vested retirement benefit payable as early as age 55 that is actuarially equivalent to the normal retirement benefit (i.e., reduced by 7% per year for the first 5 years preceding age 65, and reduced by 6% for each additional year thereafter). Employees who are at least age 55 with 10 years of vesting service upon termination from employment are entitled to a subsidized early retirement benefit beginning as early as age 55.  The subsidized early retirement benefit is equal to the normal retirement benefit reduced by 2% per year for each year that early retirement precedes age 65.

Mr. Domino, Mr. Leonard and Mr. Smith are eligible for subsidized early retirement benefits.

Nonqualified Retirement Benefits

The Named Executive Officers are eligible to participate in certain nonqualified retirement benefit plans that provide retirement income, including the Pension Equalization Plan and the System Executive Retirement Plan.  Each of these plans is an unfunded nonqualified defined benefit pension plan that provides benefits to key management employees.  In these plans, each described below and in Compensation Discussion and Analysis, an executive is typically enrolled in one or more plans but only paid the amount due under the plan that provides the highest benefit.  In general, upon disability, participants in the Pension Equalization Plan and the System Executive Retirement Plan remain eligible for continued service credits until recovery or retirement.  Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant's accrued benefit.

The Pension Equalization Plan

All of the Named Executive Officers (with the exception of Mr. Leonard) are participants in the Pension Equalization Plan.  The benefit provisions are substantially the same as the qualified retirement plan but provide two additional benefits: (a) "restorative benefits" intended to offset limitations on certain earnings that may be considered in connection with the qualified retirement plan and (b) supplemental credited service (if granted to an individual participant).  The benefits under this plan are offset by benefits payable from the qualified retirement plan and may be offset by prior employer benefits.  Participants receive their Pension Equalization Plan benefit in the form of a single sum cash distribution.  The Pension Equalization Plan benefit attributable to supplemental credited service is not vested until age 65.  Subject to the approval of the Entergy System company employer, an employee who terminates employment prior to age 65 may be vested in his or her benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Internal Revenue Code Section 409A.  Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.

The System Executive Retirement Plan

All Named Executive Officers (except Mr. Leonard) are participants in the System Executive Retirement Plan.  The System Executive Retirement Plan provides for a single sum payment at age 65, as further described in Compensation Discussion and Analysis.  The System Executive Retirement Plan benefit is not vested until age 65.  Subject to the approval of the Entergy System company employer, an employee who terminates his or her employment prior to age 65 may be vested in the System Executive Retirement Plan benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Internal Revenue Code Section 409A.  Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.  Further, in the event of a change in control, participants whose employment is terminated without “Cause” or for “Good Reason,” as defined in the Plan are also eligible for a subsidized lump sum benefit payment, even if they do not currently meet the age or service requirements for early retirement under that plan or have company permission to separate from employment. Such lump sum benefit is payable generally at separation from service unless delayed 6 months under Internal Revenue Code Section 409A.

Mr. Leonard's Nonqualified Supplemental Retirement Benefit

Mr. Leonard's retention agreement provides that if his employment with the Company is terminated for any reason other than for cause (as defined below under “Potential Payments Upon Termination or Change in Control”), he will be entitled to a non-qualified supplemental retirement benefit in lieu of participation in Entergy Corporation's non-qualified supplemental retirement plans such as the System Executive Retirement Plan or the Pension Equalization Plan.  Mr. Leonard's non-qualified supplemental retirement benefit is calculated as a single life annuity equal to 60% of his final three-year average compensation (as described in the description of the System Executive Retirement Plan included in the Compensation Discussion and Analysis), reduced to account for benefits payable to Mr. Leonard under Entergy Corporation's and a former employer's qualified pension plans.  The benefit is payable in a single lump sum.  Because Mr. Leonard has already attained the age of 55, he is currently entitled under his retention agreement to his non-qualified supplemental retirement benefit if he were to leave Entergy System company employment other than as the result of a termination for cause.

Additional Information

For a description of the material terms and conditions of payments and benefits available under the retirement plans, including each plan's normal retirement payment and benefit, benefit formula and eligibility standards, specific elements of compensation included in applying the payment and benefit formula, and Entergy Corporation's policies with regard to granting extra years of credited service, see "Compensation Discussion and Analysis -- Benefits, Perquisites, Agreements and Post-Termination Plans -- Pension Plan, Pension Equalization Plan and System Executive Retirement Plan."  For a discussion of the relevant assumptions used in valuing these liabilities, see Note 11 to the Financial Statements.

2009 Nonqualified Deferred Compensation

The following tables provide information regarding the Executive Deferred Compensation Plan, the Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries (the 1998 Equity Ownership Plan) and the 2007 Equity Ownership Plan, which allow for the deferral of compensation for the Named Executive Officers. For additional information, see "Benefits, Perquisites, Agreements and Post-Termination Plans - Executive Deferred Compensation" in Compensation Discussion and Analysis.  All Named Executive Officers are eligible to participate in the deferral programs.

Additionally, some of the Named Executive Officers have deferred account balances under a frozen Defined Contribution Restoration Plan.  These amounts are deemed invested in the options available under this Defined Contribution Restoration Plan. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees' deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

All deferrals are credited to the applicable Entergy System company employer's non-funded liability account.  Depending on the plan under which the deferral is made, the Named Executive Officers may elect investment in either phantom Entergy Corporation common stock or one or more of several investment options available under the Savings Plan.  Within limitations of the program, participating Named Executive Officers may move funds from one deemed investment option to another.  The participating Named Executive Officers do not have the ability to withdraw funds from the deemed investment accounts except within the terms provided in their deferral elections.   Within the limitations prescribed by law as well as the program, participating Named Executive Officers have the option to make a successive deferral of these funds.   Assuming a Named Executive Officer does not elect a successive deferral, the Entergy System company employer of the participant is obligated to pay the amount credited to the participant's account at the earlier of deferral receipt date or separation from service.  These payments are paid out of the general assets of the employer and are payable in a lump sum.

FICA and Medicare taxes are paid on all deferred amounts prior to their deferral.  Applicable federal and state taxes are paid at the time the deferred amounts are paid to the participant.  Employees are not eligible for a "match" of amounts that are deferred by them pursuant to the deferred compensation programs.  With the exception of allowing for the deferral of federal and state taxes, the Entergy System company employer provides no additional benefit to the Named Executive Officers in connection with amounts deferred under the Executive Deferred Compensation Plan.  The deemed investment options available to participating Named Executive Officers are limited to certain deemed investment options available to all non-officer employees under the Savings Plan.  Deferred amounts are deemed credited with earnings or losses based on the rate of return of deemed investment options (under the Executive Deferred Compensation Plan) or Entergy Corporation common stock (under the Equity Ownership Plan or 2007 Equity Plan).   In 2006, the Personnel Committee approved a number of recommendations to simplify the deferral programs and reduce the number of options available to the Named Executive Officers.

Executive Deferred Compensation Plan

Name (a)	Executive Contributions in 2009 (b)	Registrant Contributions in 2009 (c)	Aggregate Earnings in 2009 (1) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at December 31, 2009 (2) (f)

E. Renae Conley	$ -	$ -	$7,105	($574,905)	$ -

Joseph F. Domino	$ -	$ -	$130	($239,857)	$ -

J. Wayne Leonard	$ -	$ -	$8,272	($175,235)	$203,900

Hugh T. McDonald	$ -	$ -	$356	($1,211,343)	$ -

Richard J. Smith	$ -	$ -	$5,581	($843,075)	$ -

(1)	Amounts in this column are not included in the Summary Compensation Table.
(2)	For Mr. Leonard, approximately $183,000 of the amount reported in this column has previously been reported in the Summary Compensation Table.

Equity Ownership Plan

Name (a)	Executive Contributions in 2009 (b)	Registrant Contributions in 2009 (c)	Aggregate Earnings in 2009 (1) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at December 31, 2009 (f)

E. Renae Conley	$ -	$ -	$10,203	($1,064,918)	$ -

J. Wayne Leonard	$ -	$ -	$89,463	($9,337,269)	$ -

Hugh T. McDonald	$ -	$ -	$14,690	($1,533,205)	$ -

(1)	Amounts in this column are not included in the Summary Compensation Table.

Defined Contribution Restoration Plan

Name (a)	Executive Contributions in 2009 (b)	Registrant Contributions in 2009 (c)	Aggregate Earnings in 2009 (1) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at December 31, 2009 (f)

Theodore H. Bunting, Jr.	$ -	$ -	$104	($10,791)	$ -

E. Renae Conley	$ -	$ -	$821	($85,644)	$ -

Leo P. Denault	$ -	$ -	$606	($63,276)	$ -

Joseph F. Domino	$ -	$ -	$339	($32,811)	$ -

J. Wayne Leonard	$ -	$ -	$5,520	$ -	$232,665

Hugh T. McDonald	$ -	$ -	$233	($24,233)	$ -

Richard J. Smith	$ -	$ -	$1,458	($152,193)	$ -

(1)	Amounts in this column are not included in the Summary Compensation Table.

Potential Payments upon Termination or Change in Control

Estimated Payments

The tables below reflect the amount of compensation each named executive officer would receive upon the occurrence of the specified separation triggering events, based on available programs and specific agreements with each executive.  The tables assume the separation was effective on December 31, 2009, the last business day of the last fiscal year, and the stock price of Entergy Corporation common stock is $81.84, which was the closing market price on such date.

Theodore H. Bunting, Jr
Senior Vice President, Chief Accounting Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Senior Vice President, Chief Accounting Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2009:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement (6)	Disability	Death (7)	Change in Control (8)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$1,121,434
Performance Units:(3)
2008-2010 Performance Unit Program	---	---	---	---	$76,384	$76,384	$114,576	$114,576
2009-2011 Performance Unit Program	---	---	---	---	$54,560	$54,560	$163,680	$163,680
Unvested Stock Options(4)	---	---	---	---	$51,720	$51,720(7)	$51,720	$51,720
Medical and Dental Benefits (5)	---	---	---	---	---	---	---	$23,730
280G Tax Gross-up	---	---	---	---	---	---	---	$1,354,235

1
In addition to the payments and benefits in the table, Mr. Bunting also would have been entitled to receive his vested pension benefits.  For a description of the pension benefits available to Named Executive Officers, see "2009 Pension Benefits."  If Mr. Bunting's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2009 Pension Benefits."  If Mr. Bunting's employment were terminated "for cause," he would forfeit his System Executive Retirement Plan supplemental benefits.

2
In the event of a termination related to a change in control, Mr. Bunting would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to two times his base salary plus annual incentive, calculated at target opportunity.

3
In the event of a termination related to a change in control, Mr. Bunting would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units.  The payment is calculated as if all performance goals relating to the performance unit were achieved at target level.  For purposes of the table, the value of Mr. Bunting's awards have been calculated as follows:

2008 - 2010 Plan - 1,400 performance units at target, assuming a stock price of $81.84

2009 - 2011 Plan - 2,000 performance units at target, assuming a stock price of $81.84

For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event.  With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle.  The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4
In the event of disability or a termination related to a change in control, all of Mr. Bunting's unvested stock options would immediately vest.  In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Bunting exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2009, and the applicable exercise price of each option share.

5
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Bunting would be eligible to receive subsidized medical and dental benefits for a period up to 18 months.

6	As of December 31, 2009, compensation and benefits available to Mr. Bunting under this scenario are substantially the same as available with a voluntary resignation.
7
Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

8
Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control in the Company without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable.
• All performance units become vested (based on the assumption that all performance goals were achieved at target).

E. Renae Conley
President and CEO, Entergy Gulf States Louisiana and Entergy Louisiana

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Gulf States Louisiana and Entergy Louisiana would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2009:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement (6)	Disability	Death (7)	Change in Control (8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$1,304,575
Performance Units:(3)
2008-2010 Performance Unit Program	---	---	---	---	$76,384	$76,384	$114,576	$114,576
2009-2011 Performance Unit Program	---	---	---	---	$54,560	$54,560	$163,680	$163,680
Unvested Stock Options(4)	---	---	---	---	$53,875	$53,875(7)	$53,875	$53,875
Medical and Dental Benefits (5)	---	---	---	---	---	---	---	$7,896
280G Tax Gross-up	---	---	---	---	---	---	---	---

1
In addition to the payments and benefits in the table, Ms. Conley also would have been entitled to receive her vested pension benefits.  For a description of the pension benefits available to Named Executive Officers, see "2009 Pension Benefits."  If Ms. Conley's employment were terminated under certain conditions relating to a change in control, she would also be eligible for early retirement benefits, which are described in "2009 Pension Benefits."  If Ms. Conley's employment were terminated "for cause," she would forfeit her supplemental credited service and System Executive Retirement Plan supplemental benefits.

2
In the event of a termination related to a change in control, Ms. Conley would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to two times her base salary plus annual incentive, calculated at target opportunity.

3
In the event of a termination related to a change in control, Ms. Conley would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to her performance units.  The payment is calculated as if all performance goals relating to the performance unit were achieved at target level.  For purposes of the table, the value of Ms. Conley's awards have been calculated as follows:

2008 - 2010 Plan - 1,400 performance units at target, assuming a stock price of $81.84

2009 - 2011 Plan - 2,000 performance units at target, assuming a stock price of $81.84

For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event.  With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle.  The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4
In the event of disability or a termination related to a change in control, all of Ms. Conley's unvested stock options would immediately vest.  In addition, she would be entitled to exercise her stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Ms. Conley exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2009, and the applicable exercise price of each option share.

5
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Ms. Conley would be eligible to receive subsidized medical and dental benefits for a period up to 18 months.

6	As of December 31, 2009, compensation and benefits available to Ms. Conley under this scenario are substantially the same as available with a voluntary resignation.
7
Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

8
Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control in the Company without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable.
• All performance units become vested (based on the assumption that all performance goals were achieved at target).

Leo P. Denault

Executive Vice President and Chief Financial Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Executive Vice President and Chief Financial Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2009:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(8)	Disability	Death (9)	Change in Control(10)	Termination Related to a Change in Control

Severance Payment(2)	---	---	$3,202,290	---	---	---	---	$3,202,290
Performance Units:(3)
2008-2010 Performance Unit Program	---	---	$319,176	---	$319,176	$319,176	$319,176	$319,176
2009-2011 Performance Unit Program	---	---	$392,832	---	$392,832	$392,832	$392,832	$392,832
Unvested Stock Options(4)	---	---	$193,950	---	$193,950	$193,950 (9)	$193,950	$193,950
Unvested Restricted Units(5)	---	---	$1,995,120	---	$1,995,120	$1,995,120	$1,995,120	$1,995,120
COBRA Benefits(6)	---	---	$13,962	---	---	---	---	---
Medical and Dental Benefits(7)	---	---	---	---	---	---	---	$13,962
280G Tax Gross-up	---	---	---	---	---	---	---	$3,457,221

1
In addition to the payments and benefits in the table, Mr. Denault also would have been entitled to receive his vested pension benefits. If Mr. Denault’s employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits.  For a description of these benefits, see “2009 Pension Benefits.” In addition, Mr. Denault is subject to the following provisions:
  Retention Agreement.  Mr. Denault’s retention agreement provides that, unless his employment is terminated for cause, he will be granted an additional 15 years of service under the System Executive Retirement Plan if he continues to work for an Entergy System company employer until age 55.  Because Mr. Denault had not reached age 55 as of December 31, 2009, he is only entitled to this supplemental credited service and System Executive Retirement Plan supplemental benefits in the event of his death or disability.
  System Executive Retirement Plan.  If Mr. Denault’s employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.   In the event of a termination related to a change in control, pursuant to the terms of the System Executive Retirement Plan, Mr. Denault would be eligible for subsidized retirement (but not the additional 15 years of service) upon his separation of service even if he does not then meet the age or service requirements for early retirement under the System Executive Retirement Plan or have company permission to separate from employment.

2
In the event of a termination related to a change in control or a termination by Mr. Denault for good reason or by Entergy not for cause, Mr. Denault would be entitled to receive pursuant to his retention agreement a lump sum severance payment equal to 2.99 times the sum of his base salary plus annual incentive, calculated at target opportunity.  For purposes of this table, we have calculated the award at a 70% target opportunity and assumed a base salary of $630,000.

3
In the event of a termination related to a change in control, a termination by Mr. Denault for good reason or a termination by Entergy other than for cause, disability or death, Mr. Denault would have been entitled to receive under the terms of his retention agreement a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, we have calculated the value of Mr. Denault’s awards as follows:
    2008 - 2010 Plan – 3,900 performance units at target, assuming a stock price of $81.84
    2009 - 2012 Plan – 4,800 performance units at target, assuming a stock price of $81.84

4
In the event of disability or a termination related to a change in control, all of Mr. Denault’s unvested stock options would immediately vest.  In addition, he would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options.    Further, pursuant to Mr. Denault’s retention agreement, in the event of a termination for good reason or other than for cause, all of Mr. Denault’s unvested stock options granted under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007) would immediately vest.  For purposes of this table, we assumed that Mr. Denault exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2009, and the exercise price of each option share.

5 6
Mr. Denault’s 24,000 restricted units vest 1/3 in 2011, 1/3 in 2012 and 1/3 in 2013. Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of change in control, termination related to a change in control, a termination by Mr. Denault for good reason or a termination by Entergy other than for cause, disability or death.

Pursuant to his retention agreement, in the event of a termination by Entergy other than cause or by Mr. Denault for good reason, Mr. Denault would be eligible to receive company-subsidized COBRA benefits for a period of 18 months.

7
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Denault would be eligible to receive subsidized medical and dental benefits for a period up to 18 months.

8	As of December 31, 2009, compensation and benefits available to Mr. Denault under this scenario are substantially the same as available under a voluntary resignation.
9	Under the 2007 Equity Ownership Plan, in the event of a plan participant’s death, all unvested stock options would become immediately exercisable
10
Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control in the Company without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:
  All unvested stock options would become immediately exercisable; and
  All performance units become vested (based on the assumption that all performance goals were achieved at target)

Under the terms of Mr. Denault’s retention agreement, Entergy may terminate his employment for cause upon Mr. Denault’s:

•
continuing failure to substantially perform his duties (other than because of physical or mental illness or after he has given notice of termination for good reason) that remains uncured for 30 days after receiving a written notice from the Personnel Committee;

•	willfully engaging in conduct that is demonstrably and materially injurious to Entergy;

•
conviction of or entrance of a plea of guilty or nolo contendere to a felony or other crime that has or may have a material adverse effect on his ability to carry out his duties or upon Entergy’s reputation;

•	material violation of any agreement that he has entered into with Entergy; or

•	unauthorized disclosure of Entergy’s confidential information.

Mr. Denault may terminate his employment for good reason upon:

•	the substantial reduction in the nature or status of his duties or responsibilities;

•	a reduction of 5% or more in his base salary as in effect on the date of the retention agreement;

•	the relocation of his principal place of employment to a location other than the corporate headquarters;

•
the failure to continue to allow him to participate in programs or plans providing opportunities for equity awards, stock options, restricted stock, stock appreciation rights, incentive compensation, bonus and other plans on a basis not materially less favorable than enjoyed at the time of the retention agreement (other than changes similarly affecting all senior executives);

•
the failure to continue to allow him to participate in programs or plans with opportunities for benefits not materially less favorable than those enjoyed by him under any of our pension, savings, life insurance, medical, health and accident, disability or vacation plans at the time of the retention agreement (other than changes similarly affecting all senior executives); or

•	any purported termination of his employment not taken in accordance with his retention agreement.

Mr. Denault may terminate his employment for good reason in the event of a change in control upon:

•	the substantial reduction or alteration in the nature or status of his duties or responsibilities;

•	a reduction in his annual base salary;

•	the relocation of his principal place of employment to a location more than 20 miles from his current place of employment;

•	the failure to pay any portion of his compensation within seven days of its due date;

•	the failure to continue in effect any compensation plan in which he participates and which is material to his total compensation, unless other equitable arrangements are made;

•
the failure to continue to provide benefits substantially similar to those that he currently enjoys under any of the pension, savings, life insurance, medical, health and accident or disability plans, or Entergy taking of any other action which materially reduces any of those benefits or deprives him of any material fringe benefits that he currently enjoys;

•	the failure to provide him with the number of paid vacation days to which he is entitled in accordance with the normal vacation policy; or

•	any purported termination of his employment not taken in accordance with his retention agreement

Joseph F. Domino
President & CEO - Entergy Texas

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO – Entergy TX would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2009:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement (6)	Disability	Death (7)	Change in Control (8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$476,631
Performance Units:(3)
2008-2010 Performance Unit Program	---	---	---	$38,192	$38,192	$38,192	$57,288	$57,288
2009-2011 Performance Unit Program	---	---	---	$24,552	$24,552	$24,552	$73,656	$73,656
Unvested Stock Options(4)	---	---	---	$19,395	$19,375	$19,395(7)	$19,375	$19,395
Medical and Dental Benefits (5)	---	---	---	---	---	---	---	---
280G Tax Gross-up	---	---	---	---	---	---	---	---

1
In addition to the payments and benefits in the table, Mr. Domino would have been eligible to retire and entitled to receive his vested pension benefits.  For a description of the pension benefits available to Named Executive Officers, see "2009 Pension Benefits."  If Mr. Domino's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2009 Pension Benefits."  If Mr. Domino's employment were terminated "for cause," he would forfeit his System Executive Retirement Plan and other similar supplemental benefits.

2
In the event of a termination related to a change in control, Mr. Domino would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one time the sum of his base salary plus annual incentive, calculated at target opportunity.

3
In the event of a termination related to a change in control, Mr. Domino would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units.  The payment is calculated as if all performance goals relating to the performance unit were achieved at target level.  For purposes of the table, the value of Mr. Domino's awards was calculated as follows:

    2008 - 2010 Plan – 700 performance units at target, assuming a stock price of $81.84
    2009 - 2012 Plan – 900 performance units at target, assuming a stock price of $81.84

For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event.  With respect to death, disability or retirement (as Mr. Domino is eligible for retirement), the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle.  The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4
In the event of retirement, disability or a termination related to a change in control, all of Mr. Domino's unvested stock options would immediately vest.  In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Domino exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2009, and the applicable exercise price of each option share.

5
Upon retirement Mr. Domino would be eligible for retiree medical and dental benefits.  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Domino would be eligible to receive additional subsidized medical and dental benefits similar to those provided to a retiree.

6
As of December 31, 2009, compensation and benefits available to Mr. Domino under this scenario are substantially the same as available with a voluntary resignation. For information regarding these vested benefits, see the Pension Benefits table included in this Form 10-K.

7
Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

8
Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control in the Company without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable.
• All performance units become vested (based on the assumption that all performance goals were achieved at target).

Haley R. Fisackerly
President & CEO - Entergy Mississippi

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO - Entergy Mississippi would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2009:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement (6)	Disability	Death (7)	Change in Control (8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$385,000
Performance Units:(3)
2008-2010 Performance Unit Program	---	---	---	---	$31,808	$31,808	$47,713	$47,713
2009-2011 Performance Unit Program	---	---	---	---	$24,552	$24,552	$73,656	$73,656
Unvested Stock Options(4)	---	---	---	---	$16,378	$16,378(7)	$16,378	$16,378
Medical and Dental Benefits (5)	---	---	---	---	---	---	---	$15,820
280G Tax Gross-up	---	---	---	---	---	---	---	---

1
In addition to the payments and benefits in the table, Mr. Fisackerly also would have been entitled to receive his vested pension benefits.  For a description of the pension benefits available to Named Executive Officers, see "2009 Pension Benefits."  If Mr. Fisackerly's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2009 Pension Benefits."  If Mr. Fisackerly's employment were terminated "for cause," he would forfeit his System Executive Retirement Plan and other similar supplemental benefits.

2
In the event of a termination related to a change in control, Mr. Fisackerly would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one time the sum of his base salary plus annual incentive, calculated at target opportunity.

3
In the event of a termination related to a change in control, Mr. Fisackerly would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units.  The payment is calculated as if all performance goals relating to the performance unit were achieved at target level.  For purposes of the table, the value of Mr. Fisackerly's awards was calculated as follows:

   2008 - 2010 Plan – 583 performance units at target, assuming a stock price of $81.84
   2009 - 2012 Plan – 900 performance units at target, assuming a stock price of $81.84

For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event.  With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle.  The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4
In the event of disability or a termination related to a change in control, all of Mr. Fisackerly's unvested stock options would immediately vest.  In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Fisackerly exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2009, and the applicable exercise price of each option share.

5
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Fisackerly would be eligible to receive subsidized medical and dental benefits for a period up to 12 months.

6	As of December 31, 2009, compensation and benefits available to Mr. Fisackerly under this scenario are substantially the same as available with a voluntary resignation.
7
Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

8
Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control in the Company without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable.
• All performance units become vested (based on the assumption that all performance goals were achieved at target).

J. Wayne Leonard
Chairman and Chief Executive Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which Entergy's Chairman and Chief Executive Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2009:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement (8)	Disability	Death(9)	Change in Control(10)	Termination Related to a Change in Control

Annual Incentive Payment(2)	---	---	---	---	---	---	---	$3,099,600
Severance Payment(3)	---	---	---	---	---	---	---	$8,495,487
Performance Units:(4)
2008-2010 Performance Unit Program	---	---	---	$900,240	$900,240	$900,240	$1,350,360	$1,350,360
2009-2011 Performance Unit Program	---	---	---	$613,800	$613,800	$613,800	$1,841,400	$1,841,400
Unvested Stock Options(5)	---	---	---	$538,750	$538,750	$538,750 (9)	$538,750	$538,750
Unvested Restricted Units(6)	---	---	$8,184,000	---	$8,184,000	$8,184,000	---	$8,184,000
Medical and Dental Benefits(7)	---	---	---	---	---	---	---	---
280G Tax Gross-up	---	---	---	---	---	---	---	---

1
In addition to the payments and benefits in the table, Mr. Leonard would have been eligible to retire and entitled to receive his vested pension benefits. However, a termination “for cause” would have resulted in forfeiture of Mr. Leonard’s supplemental retirement benefit. Mr. Leonard is not entitled to additional pension benefits in the event of a change in control.  For additional information regarding these vested benefits and awards, see “2009 Pension Benefits.”

2
In the event of a termination related to a change in control, Mr. Leonard would have been entitled under his retention agreement to receive a lump sum payment of his cash annual incentive bonus under the Annual Incentive Plan calculated at maximum annual bonus opportunity.  For purposes of this table, we have calculated the award at 200% of target opportunity and assumed a base salary of $1,291,500.

3
In the event of a termination related to a change in control, Mr. Leonard would have been entitled to receive pursuant to his retention agreement a lump sum severance payment equal to the sum of 2.99 times his base salary plus target annual incentive (calculated at 120% of his base salary).

4
In the event of a termination related to a change in control, including a termination by Mr. Leonard for good reason, by Entergy other than for cause, disability or death, Mr. Leonard would have been entitled to receive under the terms of his retention agreement a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance unit were achieved at target level. For purposes of the table, we have calculated the value of Mr. Leonard’s awards as follows:

2008 - 2010 Plan – 16,500 performance units at target, assuming a stock price of $81.84
2009 - 2011 Plan – 22,500 performance units at target, assuming a stock price of $81.84

For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event. With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

5
In the event of retirement, disability or a termination related to a change in control, all of Mr. Leonard’s unvested stock options would immediately vest. In addition, Mr. Leonard would be entitled to exercise any outstanding options during a ten-year term extending from the grant date of the options. For purposes of this table, we assumed that Mr. Leonard exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2009, and the exercise price of each option share.

6
Mr. Leonard’s 100,000 restricted units vest in two installments on December 3, 2011 and December 3, 2012. Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of a termination related to a change in control, in the event of the termination of his employment by Mr. Leonard for good reason, by the Company other than for cause, or by reason of his death or disability.

7
Pursuant to Mr. Leonard’s retention agreement, in the event of a termination related to a change in control, Mr. Leonard is not eligible to receive additional medical and dental benefits. Upon retirement Mr. Leonard would be eligible for retiree medical and dental benefits similar to those provided to Entergy retirees.

8
As of December 31, 2009, Mr. Leonard is retirement eligible and would retire rather than voluntarily resign.  Given this scenario, the compensation and benefits available to Mr. Leonard under retirement are substantially the same as available with a voluntary resignation.

9
Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant’s death, all unvested stock options would become immediately exercisable.

10
Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control in the Company without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

•      All unvested stock options would become immediately exercisable; and
•      All performance units become vested (based on the assumption that all performance goals were achieved at target).

Under the terms of Mr. Leonard's retention agreement, we may terminate his employment for cause upon Mr. Leonard's:

•
willful and continued failure to substantially perform his duties (other than because of physical or mental illness or after he has given notice of termination for good reason) that remains uncured for 30 days after receiving a written notice from the Board; or

•
willfully engaging in conduct that is demonstrably and materially injurious to us and which results in a conviction of or entrance of a plea of guilty or nolo contendere (essentially a form of plea in which the accused refuses to contest the charges) to a felony.

In the event of a change in control, Mr. Leonard may terminate his employment for good reason upon:

•	the substantial reduction or alteration in the nature or status of his duties or responsibilities;

•	a reduction in his annual base salary;

•	the relocation of his principal place of employment to a location more than 20 miles from his current place of employment;

•	the failure to pay any portion of his compensation within seven days of its due date;

•	the failure to continue in effect any compensation plan in which he participates and which is material to his total compensation, unless other equitable arrangements are made;

•
the failure to continue to provide benefits substantially similar to those that he currently enjoys under any of the pension, savings, life insurance, medical, health and accident or disability plans, or the taking of any other action which materially reduces any of those benefits or deprives him of any material fringe benefits that he currently enjoys;

•	the failure to provide him with the number of paid vacation days to which he is entitled in accordance with the normal vacation policy; or

•	any purported termination of his employment not taken in accordance with his retention agreement.

Hugh T. McDonald
President & CEO, Entergy Arkansas

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Arkansas would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2009:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement (6)	Disability	Death (7)	Change in Control (8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$483,198
Performance Units:(3)
2008-2010 Performance Unit Program	---	---	---	---	$38,192	$38,192	$57,288	$57,288
2009-2011 Performance Unit Program	---	---	---	---	$24,552	$24,552	$73,656	$73,656
Unvested Stock Options(4)	---	---	---	---	$19,395	$19,395(7)	$19,395	$19,395
Medical and Dental Benefits (5)	---	---	---	---	---	---	---	$15,820
280G Tax Gross-up	---	---	---	---	---	---	---	---

1
In addition to the payments and benefits in the table, Mr. McDonald also would have been entitled to receive his vested pension benefits.  For a description of the pension benefits available to Named Executive Officers, see "2009 Pension Benefits."  If Mr. McDonald's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2009 Pension Benefits."  If Mr. McDonald's employment were terminated "for cause," he would forfeit his Supplemental Executive Retirement Plan and other similar supplemental benefits.

2
In the event of a termination related to a change in control, Mr. McDonald would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one time his base salary plus annual incentive, calculated at target opportunity.

3
In the event of a termination related to a change in control, Mr. McDonald would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units.  The payment is calculated as if all performance goals relating to the performance unit were achieved at target level.  For purposes of the table, the value of Mr. McDonald's awards has been calculated as follows:

2008 - 2010 Plan – 700 performance units at target, assuming a stock price of $81.84
2009 - 2011 Plan – 900 performance units at target, assuming a stock price of $81.84

For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event. With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle.  The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4
In the event of disability or a termination related to a change in control, all of Mr. McDonald's unvested stock options would immediately vest.  In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options.  For purposes of this table, it is assumed that Mr. McDonald exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2009, and the applicable exercise price of each option share.

5
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. McDonald would be eligible to receive subsidized medical and dental benefits for a period up to 12 months.

6	As of December 31, 2009, compensation and benefits available to Mr. McDonald under this scenario are substantially the same as available with a voluntary resignation.
7
Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

8
Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control in the Company without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable.
• All performance units become vested (based on the assumption that all performance goals were achieved at target).

Richard J. Smith
President and Chief Operating Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and Chief Operating Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2009:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement (6)	Disability	Death (7)	Change in Control (8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$3,278,535
Performance Units:(3)
2008-2010 Performance Unit Program	---	---	---	$212,784	$212,784	$212,784	$319,176	$319,176
2009-2011 Performance Unit Program	---	---	---	$130,944	$130,944	$130,944	$392,832	$392,832
Unvested Stock Options(4)	---	---	---	$150,850	$150,850	$150,850 (7)	$150,850	$150,850
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	---
280G Tax Gross-up	---	---	---	---	---	---	---	---

1
In addition to the payments and benefits in the table, Mr. Smith would have been eligible to retire and entitled to receive his vested pension benefits. For a description of the pension benefits available to Named Executive Officers, see "2009 Pension Benefits." In the event of a termination related to a change in control, pursuant to the terms of the Pension Equalization Plan, Mr. Smith would be eligible for subsidized early retirement even if he does not have company permission to separate from employment.  If Mr. Smith's employment were terminated for cause, he would not receive a benefit under the Pension Equalization Plan.

2
In the event of a termination related to a change in control, Mr. Smith would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to 2.99 times the sum of his base salary plus annual incentive, calculated at target opportunity.

3
In the event of a termination related to a change in control, Mr. Smith would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, the value of Mr. Smith's awards were calculated as follows:

2008 - 2010 Plan – 3,900 performance units at target, assuming a stock price of $81.84
2009 - 2012 Plan – 4,800 performance units at target, assuming a stock price of $81.84

With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4
In the event of disability or a termination related to a change in control, all of Mr. Smith's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Smith exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2009, and the exercise price of each option share.

5
Upon retirement Mr. Smith would be eligible for retiree medical and dental benefits.  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Smith would not be eligible to receive additional subsidized medical and dental benefits similar to those provided to Entergy retirees.

6
As of December 31, 2009, Mr. Smith is retirement eligible and would retire rather than voluntarily resign.  Given that scenario, the compensation and benefits available to Mr. Smith under retirement are substantially the same as available with a voluntary resignation.

7
Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

8
Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control in the Company without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable.
• All performance units become vested (based on the assumption that all performance goals were achieved at target)

The information in this table does not reflect the agreement entered into with Mr. Smith in December 2009. In order to receive any payments contemplated by the agreement, the planned Spin Transaction must not occur and (i) Mr. Smith must remain employed for 24 months after a public announcement that the Spin Transaction will not occur or (ii) he must remain continuously employed in such capacity for at least six (6) months after any such public announcement and thereafter retire with the consent of Entergy’s Chief Executive Officer.  Neither event occurred between the date of this agreement and December 31, 2009.  If these events occur, Mr. Smith will be entitled to receive a lump sum cash payment equal to 1.5 times his base salary as of the date of separation from Entergy.  See “Compensation Discussion and Analysis” for a complete description of Mr. Smith’s agreement.

Roderick K. West

President & CEO, Entergy New Orleans

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy New Orleans would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2009:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement (6)	Disability	Death (7)	Change in Control (9)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$441,000
Performance Units:(3)
2007-2009 Performance Unit Program	---	---	---		$38,192	$38,192	$57,288	$57,288
2008-2010 Performance Unit Program	---	---	---	---	$24,552	$24,552	$73,656	$73,656
Unvested Stock Options(4)	---	---	---	---	$21,550	$21,550(7)	$21,550	$21,550
Unvested Restricted Units(8)	---	---	$1,227,600	---	---	---	$1,227,600	$1,227,600
Medical and Dental Benefits(5)	---	---	---	---	---	---	---	$15,820
280G Tax Gross-up	---	---	---	---	---	---	---	$710,829

1
In addition to the payments and benefits in the table, Mr. West also would have been entitled to receive his vested pension benefits.  For a description of the pension benefits available to Named Executive Officers, see "2009 Pension Benefits."  If Mr. West's employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits, which are described in "2009 Pension Benefits."  If Mr. West's employment were terminated "for cause," he would forfeit his System Executive Retirement Plan and other similar supplemental benefits.

2
In the event of a termination related to a change in control, Mr. West would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to one time his base salary plus annual incentive, calculated at target opportunity.

3
In the event of a termination related to a change in control, Mr. West would have been entitled to receive pursuant to the System Executive Continuity Plan a lump sum payment relating to his performance units.  The payment is calculated as if all performance goals relating to the performance unit were achieved at target level.  For purposes of the table, the value of Mr. West's awards have been calculated as follows:

    2008 - 2010 Plan – 700 performance units at target, assuming a stock price of $81.84
    2009 - 2012 Plan – 900 performance units at target, assuming a stock price of $81.84

For scenarios other than a termination related to a change in control, the award is not enhanced or accelerated by the termination event.  With respect to death or disability, the award is pro-rated based on the number of months of participation in each Performance Unit Program performance cycle.  The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

4
In the event of disability or a termination related to a change in control, all of Mr. West's unvested stock options would immediately vest.  In addition, he would be entitled to exercise his stock options for a ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. West exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2009, and the applicable exercise price of each option share.

5
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. West would be eligible to receive subsidized medical and dental benefits for period up to 12 months.

6	As of December 31, 2009, compensation and benefits available to Mr. West under this scenario are substantially the same as available with a voluntary resignation.
7
Under the 2007 Equity Ownership Plan (applicable to grants of equity awards made after January 1, 2007), in the event of a plan participant's death, all unvested stock options would become immediately exercisable.

8
Mr. West's 15,000 restricted unit vest 100% in 2013.  Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of termination for good reason or not for cause and a change in control.

9
Under the 2007 Equity Ownership Plan, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control in the Company without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable.
• All performance units become vested (based on the assumption that all performance goals were achieved at target).

In the following sections, additional information is provided regarding certain of the scenarios described in the tables above:

Termination Related to a Change in Control

Under the System Executive Continuity Plan, the Named Executive Officers will be entitled to the benefits described in the tables above in the event of a termination related to a change in control if their employment is terminated other than for cause or if they terminate their employment for good reason, in each case within a period commencing 90 days prior to and ending 24 months following a change in control.

A change in control includes the following events:

•
The purchase of 25% or more of either the common stock or the combined voting power of the voting securities, the merger or consolidation of Entergy Corporation (unless Entergy Corporation's board members constitute at least a majority of the board members of the surviving entity);

•	the merger or consolidation of Entergy Corporation (unless Entergy Corporation's board members constitute at least a majority of the board members of the surviving entity;

•	the liquidation, dissolution or sale of all or substantially all of Entergy Corporation's assets; or

•
a change in the composition of Entergy Corporation's board such that, during any two-year period, the individuals serving at the beginning of the period no longer constitute a majority of Entergy Corporation's board at the end of the period.

The proposed separation of the non-utility nuclear business in a tax-free spin-off to Entergy Corporation's shareholders does not constitute a "Change in Control" for purposes of the System Executive Continuity Plan.

Entergy Corporation may terminate a Named Executive Officer's employment for cause under the System Executive Continuity Plan if he or she:

•	fails to substantially perform his duties for a period of 30 days after receiving notice from the board;

•	engages in conduct that is injurious to Entergy Corporation or any of its subsidiaries;

•	is convicted or pleads guilty to a felony or other crime that materially and adversely affects his or her ability to perform his or her duties or Entergy Corporation's reputation;

•	violates any agreement with Entergy Corporation or any of its subsidiaries; or

•	discloses any of Entergy Corporation's confidential information without authorization.

A Named Executive Officer may terminate employment with Entergy Corporation for good reason under the System Executive Continuity Plan if, without the Named Executive Officer's consent:

•	the nature or status of his or her duties and responsibilities is substantially altered or reduced compared to the period prior to the change in control;

•	his or her salary is reduced by 5% or more;

•	he or she is required to be based outside of the continental United States at somewhere other than the primary work location prior to the change in control;

•	any of his or her compensation plans are discontinued without an equitable replacement;

•	his or her benefits or number of vacation days are substantially reduced; or

•	his or her employment is purported to be terminated other than in accordance with the System Executive Continuity Plan.

In addition to participation in the System Executive Continuity Plan, upon the completion of a transaction resulting in a change in control of Entergy Corporation, benefits already accrued under the System Executive Retirement Plan and Pension Equalization Plan, if any, will become fully vested if the executive is involuntarily terminated without cause or terminates employment for good reason. Any awards granted under the Equity Ownership Plan will become fully vested upon a Change in Control without regard to whether the executive is involuntarily terminated without cause or terminates employment for good reason.

Under certain circumstances, the payments and benefits received by a Named Executive Officer pursuant to the System Executive Continuity Plan may be forfeited and, in certain cases, subject to repayment. Benefits are no longer payable under the System Executive Continuity Plan, and unvested performance units under the Performance Unit Program are subject to forfeiture, if the executive:

•	accepts employment with Entergy Corporation or any of its subsidiaries;

•	elects to receive the benefits of another severance or separation program;

•	removes, copies or fails to return any property belonging to Entergy Corporation or any of its subsidiaries;

•	discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries; or

•	violates their non-competition provision, which generally runs for two years but extends to three years if permissible under applicable law.

Furthermore, if the executive discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries or violates their non-competition provision, he or she will be required to repay any benefits previously received under the System Executive Continuity Plan.

Termination for Cause

If a Named Executive Officer's employment is terminated for "cause" (as defined in the System Executive Continuity Plans and described above under "Termination Related to a Change in Control"), he or she is generally entitled to the same compensation and separation benefits described below under "Voluntary Resignation."

Voluntary Resignation

If a Named Executive Officer voluntarily resigns from an Entergy System company employer, he or she is entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits (if any) and other post-employment benefits on terms consistent with those generally available to other salaried employees.  In the case of voluntary resignation, the officer would forfeit all unvested stock options and restricted units as well as any perquisites to which he or she is entitled as an officer.  In addition, the officer would forfeit, except as described below, his or her right to receive incentive payments under the Performance Unit Program or the Executive Incentive Plan.  If the officer resigns after the completion of an Executive Incentive Plan or Performance Unit Program performance period, he or she could receive a payout under the Performance Unit Program based on the outcome of the performance cycle and could, at the Entergy Corporation's discretion, receive an annual incentive payment under the Executive Incentive Plan.  Any vested stock options held by the officer as of the separation date will expire the earlier of ten years from date of grant or 90 days from the last day of active employment.

Retirement

Under Entergy Corporation's retirement plans, a Named Executive Officer's eligibility for retirement benefits is based on a combination of age and years of service.  Normal retirement is defined as age 65.  Early retirement is defined under the qualified retirement plan as minimum age 55 with 10 years of service and in the case of the System Executive Retirement Plan and the supplemental credited service under the Pension Equalization Plan, the consent of Entergy System company employer.

Upon a Named Executive Officer's retirement, he or she is generally entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits and other post-employment benefits consistent with those generally available to salaried employees.  The annual incentive payment under the Executive Incentive Plan is pro-rated based on the actual number of days employed during the performance year in which the retirement date occurs.  Similarly, payments under the Performance Unit Program are pro-rated based on the actual number of days employed, in each outstanding performance cycle, in which the retirement date occurs.  In each case, payments are delivered at the conclusion of each annual or performance cycle, consistent with the timing of payments to active participants in the Executive Incentive Plan and the Performance Unit Program, respectively.

Unvested stock options issued under the Equity Ownership Plan vest on the retirement date and expire ten years from the grant date of the options.  Any restricted units held (other than those issued under the Performance Unit Program) by the executive upon his or her retirement are forfeited, and perquisites (other than short-term financial counseling services) are not available following the separation date.

Disability

If a Named Executive Officer's employment is terminated due to disability, he or she generally is entitled to the same compensation and separation benefits described above under "Retirement," except that restricted units may be subject to specific disability benefits (as noted, where applicable, in the tables above).

Death

If a Named Executive Officer dies while actively employed by an Entergy System company employer, he or she generally is entitled to the same compensation and separation benefits described above under "Retirement," except that:

•	all unvested stock options granted prior to January 1, 2007 are forfeited;
•	vested stock options will expire the earlier of ten years from the grant date or three years following the executive's death;
•	restricted units may be subject to specific death benefits (as noted, where applicable, in the tables above).

Compensation of Directors

For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading "Director Compensation", which information is incorporated herein by reference.  The Boards of Directors of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas are comprised solely of employee directors who receive no compensation for service as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas.  The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation's outstanding common stock is included under the heading "Stockholders Who Own at Least Five Percent" in the Proxy Statement, which information is incorporated herein by reference.  The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of Common Stock of Entergy Corporation and stock-based units as of December 31, 2009 for all directors and Named Executive Officers.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of Common Stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Corporation
Maureen S. Bateman*	6,700	-	7,200
W. Frank Blount*	12,234	-	17,600
Leo P. Denault**	7,543	276,619	-
Gary W. Edwards*	800	-	4,831
Alexis Herman*	3,900	-	4,800
Donald C. Hintz*	7,755	260,000	5,200
J. Wayne Leonard***	257,875	1,864,733	2,842
Stuart L. Levenick*	2,600	-	3,031
Stewart C. Myers*	138	-	-
James R. Nichols* (3)	9,894	-	18,626
William A. Percy, II*	2,650	-	10,754
Mark T. Savoff**	831	144,800	240
Richard J. Smith**	29,381	415,668	-
W. J. Tauzin*	2,500	-	2,893
Gary J. Taylor**	1,394	279,833	-
Steven V. Wilkinson*	3,655	-	4,427
All directors and executive
officers as a group (21 persons)	354,139	3,831,922	82,444

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Arkansas
Theodore H. Bunting, Jr.**	658	34,200	-
Leo P. Denault***	7,543	276,619	-
J. Wayne Leonard**	257,875	1,864,733	2,842
Hugh T. McDonald***	8,304	70,189	-
Mark T. Savoff*	831	144,800	240
Richard J. Smith**	29,381	415,668	-
Gary J. Taylor*	1,394	279,833	-
All directors and executive
officers as a group (11 persons)	309,617	3,642,111	3,082

Entergy Gulf States Louisiana
Theodore H. Bunting, Jr.**	658	34,200	-
E. Renae Conley***	12,388	60,317	-
Leo P. Denault***	7,543	276,619	-
J. Wayne Leonard**	257,875	1,864,733	2,842
Mark T. Savoff*	831	144,800	240
Richard J. Smith**	29,381	415,668	-
Gary J. Taylor*	1,394	279,833	-
All directors and executive
officers as a group (11 persons)	313,701	3,632,239	3,082

Entergy Louisiana
Theodore H. Bunting, Jr.**	658	34,200	-
E. Renae Conley***	12,388	60,317	-
Leo P. Denault***	7,543	276,619	-
J. Wayne Leonard**	257,875	1,864,733	2,842
Mark T. Savoff*	831	144,800	240
Richard J. Smith**	29,381	415,668	-
Gary J. Taylor*	1,394	279,833	-
All directors and executive
officers as a group (11 persons)	313,701	3,632,239	3,082

Entergy Mississippi
Theodore H. Bunting, Jr.**	658	34,200	-
Leo P. Denault***	7,543	276,619	-
Haley R. Fisackerly***	1,645	8,100	-
J. Wayne Leonard**	257,875	1,864,733	2,842
Mark T. Savoff*	831	144,800	240
Richard J. Smith**	29,381	415,668	-
Gary J. Taylor*	1,394	279,833	-
All directors and executive
officers as a group (11 persons)	302,958	3,580,022	3,082

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy New Orleans
Theodore H. Bunting, Jr.**	658	34,200	-
Leo P. Denault**	7,543	276,619	-
J. Wayne Leonard**	257,875	1,864,733	2,842
Richard J. Smith**	29,381	415,668	-
Gary J. Taylor*	1,394	279,833	-
Roderick K. West***	1,607	21,001	-
Sherri Winslow*	198	4,167	-
All directors and executive
officers as a group (12 persons)	303,118	3,597,090	3,082

Entergy Texas
Theodore H. Bunting, Jr.**	658	34,200	-
Leo P. Denault***	7,543	276,619	-
Joseph F. Domino***	4,652	56,167	-
J. Wayne Leonard**	257,875	1,864,733	2,842
Mark T. Savoff*	831	144,800	240
Richard J. Smith**	29,381	415,668	-
Gary J. Taylor*	1,394	279,833	-
All directors and executive
officers as a group (11 persons)	305,965	3,628,089	3,082

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(1)
The number of shares of Entergy Corporation common stock owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding Entergy Corporation common stock.

(2)
Represents the balances of phantom units each executive holds under the defined contribution restoration plan and the deferral provisions of the Equity Ownership Plan.  These units will be paid out in either Entergy Corporation Common Stock or cash equivalent to the value of one share of Entergy Corporation Common Stock per unit on the date of payout, including accrued dividends.  The deferral period is determined by the individual and is at least two years from the award of the bonus.  For directors of Entergy Corporation the phantom units are issued under the Service Recognition Program for Outside Directors.  All non-employee directors are credited with units for each year of service on the Board.  In addition, Messrs. Edwards, Hintz and Percy are deferring receipt of their quarterly stock grants.  The deferred shares will be settled in units at the end of the deferral period.

(3)	Excludes 4,059 shares that are owned by a charitable foundation that Mr. Nichols controls.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2009. Information is included for equity compensation plans approved by the stockholders and equity compensation plans not approved by the stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	9,665,002	$74.68	3,276,876
Equity compensation plans not approved by security holders(2)	1,656,069	$40.22	-
Total	11,321,071	$69.64	3,276,876

(1)
Includes the Equity Ownership Plan, which was approved by the shareholders on May 15, 1998.  The 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries ("2007 Plan"), was approved by Entergy Corporation shareholders on May 12, 2006.  7,000,000 shares of Entergy Corporation common stock can be issued from the 2007 Plan, with no more than 2,000,000 shares available for non-option grants.  The Equity Ownership Plan and the 2007 Plan (the "Plans") are administered by the Personnel Committee of the Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors).  Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy System employer and any corporation 80% or more of whose stock (based on voting power) or value is owned, directly or indirectly, by the Company.  The Plans provide for the issuance of stock options, restricted shares, equity awards (units whose value is related to the value of shares of the Common Stock but do not represent actual shares of Common Stock), performance awards (performance shares or units valued by reference to shares of Common Stock or performance units valued by reference to financial measures or property other than Common Stock) and other stock-based awards.

(2)	Entergy has a Board-approved stock-based compensation plan. However, effective May 9, 2003, the Board has directed that no further awards be issued under that plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence

For information regarding certain relationships, related transactions and director independence of Entergy Corporation, see the Proxy Statement under the headings "Corporate Governance - Director Independence" and "Transactions with Related Persons," which information is incorporated herein by reference.

Since December 31, 2007, none of the Subsidiaries or any of their affiliates has participated in any transaction involving an amount in excess of $120,000 in which any director or executive officer of any of the Subsidiaries, any nominee for director, or any immediate family member of the foregoing had a material interest as contemplated by Item 404(a) of Regulation S-K ("Related Party Transactions").

Entergy Corporation's Board of Directors has adopted written policies and procedures for the review, approval or ratification of Related Party Transactions.  Under these policies and procedures, the Corporate Governance Committee, or a subcommittee of the Board of Directors of Entergy Corporation comprised of independent directors, reviews the transaction and either approves or rejects the transaction after taking into account the following factors:

•	Whether the proposed transaction is on terms at least as favorable to Entergy Corporation or the subsidiary as those achievable with an unaffiliated third party;
•	Size of transaction and amount of consideration;
•	Nature of the interest;
•	Whether the transaction involves a conflict of interest;
•	Whether the transaction involves services available from unaffiliated third parties; and
•	Any other factors that the Corporate Governance Committee or subcommittee deems relevant.

The policy does not apply to (a) compensation and Related Party Transactions involving a director or an executive officer solely resulting from that person's service as a director or employment with the Company so long as the compensation is reported in the Company's filings with the SEC, (b) transactions involving the rendering of services as a public utility at rates or charges fixed in conformity with law or governmental authority or (c) any other categories of transactions currently or in the future excluded from the reporting requirements of Item 404(a) of Regulation SK.

None of the Subsidiaries are listed issuers.  As previously noted, the Boards of Directors of the Subsidiaries are comprised solely of employee directors.  None of the Boards of Directors of any of the Subsidiaries has any committees.

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2009 and 2008 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"), which includes Deloitte Consulting were as follows:

	2009	2008
Entergy Corporation (consolidated)
Audit Fees	$9,175,534	$10,587,151
Audit-Related Fees (a)	892,150	778,689

Total audit and audit-related fees	10,067,684	11,365,840
Tax Fees (b)	-	-
All Other Fees	-	-

Total Fees (c)	$10,067,684	$11,365,840

Entergy Arkansas
Audit Fees	$924,277	$885,674
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	924,277	885,674
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$924,277	$885,674

Entergy Gulf States Louisiana
Audit Fees	$871,277	$1,232,594
Audit-Related Fees (a)	95,000	200,000

Total audit and audit-related fees	966,277	1,432,594
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$966,277	$1,432,594

Entergy Louisiana
Audit Fees	$881,277	$1,091,094
Audit-Related Fees (a)	95,000	190,000

Total audit and audit-related fees	976,277	1,281,094
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$976,277	$1,281,094

	2009	2008
Entergy Mississippi
Audit Fees	$881,277	$880,674
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	881,277	880,674
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$881,277	$880,674

Entergy New Orleans
Audit Fees	$777,218	$806,658
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	777,218	806,658
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$777,218	$806,658

Entergy Texas
Audit Fees	$1,896,277	$1,129,174
Audit-Related Fees (a)	200,000	-

Total audit and audit-related fees	2,096,277	1,129,174
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$2,096,277	$1,129,174

System Energy
Audit Fees	$826,828	$836,231
Audit-Related Fees (a)	103,230	-

Total audit and audit-related fees	930,058	836,231
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$930,058	$836,231

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.
(b)	Includes fees for tax return review and tax compliance assistance.
(c)	100% of fees paid in 2009 and 2008 were pre-approved by the Entergy Corporation Audit Committee.

Entergy Audit Committee Guidelines for Pre-approval of Independent Auditor Services

The Audit Committee has adopted the following guidelines regarding the engagement of Entergy's independent auditor to perform services for Entergy:

1.
The independent auditor will provide the Audit Committee, for approval, an annual engagement letter outlining the scope of services proposed to be performed during the fiscal year, including audit services and other permissible non-audit services (e.g. audit-related services, tax services, and all other services).

2.
For other permissible services not included in the engagement letter, Entergy management will submit a description of the proposed service, including a budget estimate, to the Audit Committee for pre-approval.  Management and the independent auditor must agree that the requested service is consistent with the SEC's rules on auditor independence prior to submission to the Audit Committee.  The Audit Committee, at its discretion, will pre-approve permissible services and has established the following additional guidelines for permissible non-audit services provided by the independent auditor:
• Aggregate non-audit service fees are targeted at fifty percent or less of the approved audit service fee.
• All other services should only be provided by the independent auditor if it is the only qualified provider of that service or if the Audit Committee specifically requests the service.

3.	The Audit Committee will be informed quarterly as to the status of pre-approved services actually provided by the independent auditor.
4.
To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Audit Committee Chair or its designee the authority to approve permissible services and fees.  The Audit Committee Chair or designee will report action taken to the Audit Committee at the next scheduled Audit Committee meeting.

5.	The Vice President and General Auditor will be responsible for tracking all independent auditor fees and will report quarterly to the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)1.
Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Table of Contents.

(a)2.
Financial Statement Schedules

Report of Independent Registered Public Accounting Firm (see page 489)

Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.
Exhibits

Exhibits for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Exhibit Index (see page E-1).  Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

-

ENTERGY CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY CORPORATION By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2010

J. Wayne Leonard (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Leo P. Denault (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, W. Frank Blount, Gary W. Edwards, Alexis M. Herman, Donald C. Hintz, Stuart L. Levenick, Stewart C. Myers, James R. Nichols, William A. Percy, II, W. J. Tauzin, and Steven V. Wilkinson (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 24, 2010

ENTERGY ARKANSAS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY ARKANSAS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 24, 2010

Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 24, 2010

ENTERGY GULF STATES LOUISIANA, L.L.C.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY GULF STATES LOUISIANA, L.L.C. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 24, 2010

E. Renae Conley (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 24, 2010

ENTERGY LOUISIANA, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY LOUISIANA, LLC By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 24, 2010

E. Renae Conley (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 24, 2010

ENTERGY MISSISSIPPI, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY MISSISSIPPI, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 24, 2010

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 24, 2010

ENTERGY NEW ORLEANS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY NEW ORLEANS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 24, 2010

Roderick K. West (Chairman, President, Chief Executive Officer, and Director; Principal Executive Officer); Gary J. Taylor, and Sherri Winslow (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 24, 2010

ENTERGY TEXAS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY TEXAS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 24, 2010

Joseph F. Domino (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 24, 2010

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

SYSTEM ENERGY RESOURCES, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2010

John T. Herron (Chairman, President, Chief Executive Officer, and Director; Principal Executive Officer); Wanda C. Curry (Vice President, Chief Financial Officer - Nuclear Operations; Principal Financial Officer); Leo P. Denault and Steven C. McNeal (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 24, 2010

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendments No. 3 and 5A on Form S-8 and their related prospectuses to Registration Statement No. 33-54298 on Form S-4 and Registration Statements Nos. 333-55692, 333-68950, 333-75097, 333-90914, 333-98179, 333-140183, and 333-142055 on Form S-8 of our reports dated February 24, 2010, relating to the consolidated financial statements of Entergy Corporation and Subsidiaries (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of a new accounting standard regarding non-controlling interests), consolidated financial statement schedule, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation and Subsidiaries for the year ended December 31, 2009.

We consent to the incorporation by reference in Registration Statement No. 333-159157 on Form S-3 of our reports dated February 24, 2010, relating to the financial statements and financial statement schedule of Entergy Arkansas, Inc., and the effectiveness of Entergy Arkansas, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2009.

We consent to the incorporation by reference in Registration Statement No. 333-156435 on Form S-3 and Registration Statement No. 333-153623 on Form S-4 of our reports dated February 24, 2010, relating to the financial statements of Entergy Gulf States Louisiana, L.L.C. (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities to Entergy Texas, Inc. and Subsidiaries as part of a jurisdictional separation plan), financial statement schedule, and the effectiveness of Entergy Gulf States Louisiana, L.L.C.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Gulf States Louisiana, L.L.C. for the year ended December 31, 2009.

We consent to the incorporation by reference in Registration Statement No. 333-159158 on Form S-3 of our reports dated February 24, 2010, relating to the financial statements and financial statement schedule of Entergy Louisiana, LLC, and the effectiveness of Entergy Louisiana, LLC’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Louisiana, LLC for the year ended December 31, 2009.

We consent to the incorporation by reference in Registration Statements No. 333-159164 on Form S-3 of our reports dated February 24, 2010, relating to the financial statements and financial statement schedule of Entergy Mississippi, Inc., and the effectiveness of Entergy Mississippi, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2009.

We consent to the incorporation by reference in Registration Statement No. 333-155584 on Form S-3 of our reports dated February 24, 2010, relating to the financial statements and financial statement schedule of Entergy New Orleans, Inc., and the effectiveness of Entergy New Orleans, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. for the year ended December 31, 2009.

We consent to the incorporation by reference in Registration Statement No. 333-153442 on Form S-3 of our reports dated February 24, 2010, relating to the consolidated financial statements of Entergy Texas, Inc. and Subsidiaries (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the effects of distribution of certain assets and liabilities from Entergy Gulf States, Inc. to Entergy Texas, Inc. and Subsidiaries as part of the jurisdictional separation plan), financial statement schedule, and the effectiveness of Entergy Texas, Inc. and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. and Subsidiaries for the year ended December 31, 2009.

We consent to the incorporation by reference in Registration Statement No. 333-156718 on Form S-3 of our reports dated February 24, 2010, relating to the financial statements of System Energy Resources, Inc., and the effectiveness of System Energy Resources, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2009.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
Entergy Arkansas, Inc.
Entergy Mississippi, Inc.
Entergy New Orleans, Inc.
Entergy Texas, Inc. and Subsidiaries

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana, LLC

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the “Corporation”) and Entergy Texas, Inc. and Subsidiaries (“ETI”), and we have also audited the financial statements of Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (collectively the “Companies”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Corporation’s, ETI's, and the respective Companies’ internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 24, 2010; such reports are included elsewhere in this Form 10-K.  Our report on the consolidated financial statements of the Corporation expressed an unqualified opinion and included an explanatory paragraph relating to the adoption of a new accounting standard regarding non-controlling interests.  Our report on the financial statements of Entergy Gulf States Louisiana, L.L.C. expressed an unqualified opinion and included an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities to ETI as part of a jurisdictional separation plan.  Our report on the consolidated financial statements of ETI expressed an unqualified opinion and included an explanatory paragraph regarding the effects of the distribution of certain assets and liabilities from Entergy Gulf States, Inc. to ETI as part of a jurisdictional separation plan. Our audits also included the financial statement schedules of the Corporation, ETI, and the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the Corporation’s, ETI’s, and the respective Companies’ management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 2010

(Page left blank intentionally)

-

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008, and 2007
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
		Charged to	Deductions
	Balance at	Income or	from	Balance
	Beginning	Regulatory	Provisions	at End
Description	of Period	Assets	(1)	of Period
Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$25,610	$2,021	$-	$27,631
Accumulated Provisions Not
Deducted from Assets (2)	$147,452	$52,050	$58,187	$141,315

Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$25,789	$(179)	$-	$25,610
Accumulated Provisions Not
Deducted from Assets (2)	$133,406	$56,826	$42,780	$147,452

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$29,911	$(4,122)	$-	$25,789
Accumulated Provisions Not
Deducted from Assets (2)	$97,287	$63,262	$27,143	$133,406
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

ENTERGY ARKANSAS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008, and 2007
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
		Charged to	Deductions
	Balance at	Income or	from	Balance
	Beginning	Regulatory	Provisions	at End
Description	of Period	Assets	(1)	of Period
Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$19,882	$1,971	$-	$21,853
Accumulated Provisions Not
Deducted from Assets (2)	$15,925	$17,076	$19,784	$13,217

Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$16,649	$3,233	$-	$19,882
Accumulated Provisions Not
Deducted from Assets (2)	$14,414	$1,397	$(114)	$15,925

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$15,257	$1,392	$-	$16,649
Accumulated Provisions Not
Deducted from Assets (2)	$14,539	$5,219	$5,344	$14,414
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

ENTERGY GULF STATES LOUISIANA, L.L.C.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008, and 2007
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
		Charged to	Deductions
	Balance at	Income or	from	Balance
	Beginning	Regulatory	Provisions	at End
Description	of Period	Assets	(1)	of Period
Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,230	$5	$-	$1,235
Accumulated Provisions
Not Deducted from Assets (2)	$13,896	$7,660	$6,887	$14,669

Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$979	$251	$-	$1,230
Accumulated Provisions
Not Deducted from Assets (2)	$11,887	$20,059	$18,050	$13,896

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$759	$220	$-	$979
Accumulated Provisions
Not Deducted from Assets (2)	$21,245	$21,183	$30,541	$11,887
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

ENTERGY LOUISIANA, LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008, and 2007
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
		Charged to	Deductions
	Balance at	Income or	from	Balance
	Beginning	Regulatory	Provisions	at End
Description	of Period	Assets	(1)	of Period

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,698	$(386)	$-	$1,312
Accumulated Provisions Not
Deducted from Assets (2)	$19,916	$7,851	$7,466	$20,301

Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,988	$(290)	$-	$1,698
Accumulated Provisions Not
Deducted from Assets (2)	$18,405	$17,450	$15,939	$19,916

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,856	$132	$-	$1,988
Accumulated Provisions Not
Deducted from Assets (2)	$23,798	$22,910	$28,303	$18,405

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

ENTERGY MISSISSIPPI, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008, and 2007
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
		Charged to	Deductions
	Balance at	Income or	from	Balance
	Beginning	Regulatory	Provisions	at End
Description	of Period	Assets	(1)	of Period
Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$687	$331	$-	$1,018
Accumulated Provisions Not
Deducted from Assets (2)	$36,957	$11,411	$6,965	$41,403

Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$615	$72	$-	$687
Accumulated Provisions Not
Deducted from Assets (2)	$50,264	$10,175	$23,482	$36,957

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$615	$-	$-	$615
Accumulated Provisions Not
Deducted from Assets (2)	$10,036	$2,519	$(37,709)	$50,264

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

ENTERGY NEW ORLEANS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008, and 2007
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
		Charged to	Deductions
	Balance at	Income or	from	Balance
	Beginning	Regulatory	Provisions	at End
Description	of Period	Assets	(1)	of Period
Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,112	$54	$-	$1,166
Accumulated Provisions Not
Deducted from Assets (2)	$10,609	$2,187	$(3,195)	$15,991

Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$4,639	$(3,527)	$-	$1,112
Accumulated Provisions Not
Deducted from Assets (2)	$14,329	$1,507	$5,227	$10,609

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$10,563	$(5,924)	$-	$4,639
Accumulated Provisions Not
Deducted from Assets (2)	$8,385	$1,062	$(4,882)	$14,329

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008, and 2007
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
		Charged to	Deductions
	Balance at	Income or	from	Balance
	Beginning	Regulatory	Provisions	at End
Description	of Period	Assets	(1)	of Period
Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,001	$(157)	$-	$844
Accumulated Provisions Not
Deducted from Assets (2)	$12,936	$4,944	$9,170	$8,710

Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$918	$83	$-	$1,001
Accumulated Provisions Not
Deducted from Assets (2)	$8,863	$4,885	$812	$12,936

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$859	$59	$-	$918
Accumulated Provisions Not
Deducted from Assets (2)	$9,431	$5,311	$5,879	$8,863

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Accumulated provisions not deducted from assets includes provisions for property insurance, injuries and damages, environmental, and pension related items.

EXHIBIT INDEX

The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith.  The balance of the exhibits have heretofore been filed with the SEC as the exhibits and in the file numbers indicated and are incorporated herein by reference.  The exhibits marked with a (+) are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by Item 15 of Form 10-K.  Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being physically filed with this Form 10-K.

Some of the agreements included or incorporated by reference as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from the standard of “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

Entergy acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading.

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Gulf States Louisiana

(a) --	Plan of Merger of Entergy Gulf States, Inc. effective December 31, 2007 (2(ii) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(3) Articles of Incorporation and By-laws

Entergy Corporation

(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006 (3(a) to Form 10-Q for the quarter ended September 30, 2006).

(a) 2 --	By-Laws of Entergy Corporation as amended February 12, 2007, and as presently in effect (3(ii) to Form 8-K dated February 16, 2007 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Second Amended and Restated Articles of Incorporation of Entergy Arkansas, effective August 19, 2009 (3 to Form 8-K dated August 24, 2009 in 1-10764).

(c) 2 --	By-Laws of Entergy Arkansas effective November 26, 1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

Entergy Gulf States Louisiana

(d) 1 --	Articles of Organization of Entergy Gulf States Louisiana effective December 31, 2007 (3(i) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 2 --	Operating Agreement of Entergy Gulf States Louisiana, effective as of December 31, 2007 (3(ii) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

Entergy Louisiana

(e) 1 --	Articles of Organization of Entergy Louisiana effective December 31, 2005 (3(c) to Form 8-K dated January 6, 2006 in 1-32718).

(e) 2 --	Regulations of Entergy Louisiana effective December 31, 2005, and as presently in effect (3(d) to Form 8-K dated January 6, 2006 in 1-32718).

Entergy Mississippi

(f) 1 --	Second Amended and Restated Articles of Incorporation of Entergy Mississippi, effective July 21, 2009 (99.1 to Form 8-K dated July 27, 2009 in 1-31508).

(f) 2 --	By-Laws of Entergy Mississippi effective November 26, 1999, and as presently in effect (3(ii)(f) to Form 10-K for the year ended December 31, 1999 in 0-320).

Entergy New Orleans

(g) 1 --	Amended and Restated Articles of Incorporation of Entergy New Orleans, as amended May 8, 2007 (3(a) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

(g) 2 --	Amended By-Laws of Entergy New Orleans, as amended May 8, 2007 (3(b) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

Entergy Texas

(h) 1 --	Certificate of Formation of Entergy Texas, effective December 31, 2007 (3(i) to Form 10 dated March 14, 2008 in 000-53134).

(h) 2 --	By-Laws of Entergy Texas effective December 31, 2007 (3(ii) to Form 10 dated March 14, 2008 in 000-53134).

(4)	Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation

(a) 1 --
See (4)(b) through (4)(h) below for instruments defining the rights of holders of long-term debt of System Energy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

(a) 2 --
Amendment dated as of September 21, 2005, to the Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent (4(b) to Form 8-K dated September 28, 2005 in 1-11299).

(a) 3 --
Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent (4(g) to Form 10-Q for the quarter ended June 30, 2005 in 1-11299).

(a) 4 --
Credit Agreement ($3,500,000,000), dated as of August 2, 2007, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), J. P. Morgan Chase Bank, N.A., KeyBank National Association, Lehman Brothers Bank (FSB), Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, Regions Bank, Societe Generale, The Bank of New York, The Bank of Nova Scotia, The Bank of Toyko-Mitsubishi UFJ, Ltd. (New York Branch), The Royal Bank of Scotland plc, Union Bank of California, N.A., Wachovia Bank, National Association and William Street Commitment Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, and ABN AMRO Bank, N.V., as LC Issuing Bank (10(a) to Form 10-Q for the quarter ended June 30, 2007 in 1-11299).

(a) 5 --	Indenture, dated as of December 1, 2002, between Entergy Corporation and Deutsche Bank Trust Company Americas, as Trustee (4(a)4 to Form 10-K for the year ended December 31, 2002 in 1-11299).

(a) 6 --
Supplemental No. 1, dated as of December 20, 2005, between Entergy Corporation and Deutsche Bank Trust Company Americas, as Trustee (4(a)11 to Form 10-K for the year ended December 31, 2005 in 1-11299).

(a) 7 --	Officer's Certificate for Entergy Corporation relating to 7.06% Senior Notes due March 15, 2011 (4(d) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

(a) 8 --	Officer's Certificate for Entergy Corporation relating to 6.58% Senior Notes due May 15, 2010 (4(d) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

(a) 9 --	Officer's Certificate for Entergy Corporation relating to 6.90% Senior Notes due November 15, 2010 (4(a)10 to Form 10-K for the year ended December 31, 2003 in 1-11299).

System Energy

(b) 1 --
Mortgage and Deed of Trust, dated as of June 15, 1977, as amended by twenty-three Supplemental Indentures (A-1 in 70-5890 (Mortgage); B and C to Rule 24 Certificate in 70-5890 (First); B to Rule 24 Certificate in 70-6259 (Second); 20(a)-5 to Form 10-Q for the quarter ended June 30, 1981 in 1-3517 (Third); A-1(e)-1 to Rule 24 Certificate in 70-6985 (Fourth); B to Rule 24 Certificate in 70-7021 (Fifth); B to Rule 24 Certificate in 70-7021 (Sixth); A-3(b) to Rule 24 Certificate in 70-7026 (Seventh); A-3(b) to Rule 24 Certificate in 70-7158 (Eighth); B to Rule 24 Certificate in 70-7123 (Ninth); B-1 to Rule 24 Certificate in 70-7272 (Tenth); B-2 to Rule 24 Certificate in 70-7272 (Eleventh); B-3 to Rule 24 Certificate in 70-7272 (Twelfth); B-1 to Rule 24 Certificate in 70-7382 (Thirteenth); B-2 to Rule 24 Certificate in 70-7382 (Fourteenth); A-2(c) to Rule 24 Certificate in 70-7946 (Fifteenth); A-2(c) to Rule 24 Certificate in 70-7946 (Sixteenth); A-2(d) to Rule 24 Certificate in 70-7946 (Seventeenth); A-2(e) to Rule 24 Certificate dated May 4, 1993 in 70-7946 (Eighteenth); A-2(g) to Rule 24 Certificate dated May 6, 1994 in 70-7946 (Nineteenth); A-2(a)(1) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twentieth); A-2(a)(2) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twenty-first); A-2(a) to Rule 24 Certificate dated October 4, 2002 in 70-9753 (Twenty-second); and 4(b) to Form 10-Q for the quarter ended September 30, 2007 in 1-9067 (Twenty-third)).

(b) 2 --
Facility Lease No. 1, dated as of December 1, 1988, between Meridian Trust Company and Stephen M. Carta (Steven Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (1) to Rule 24 Certificate dated April 21, 1989 in 70-7561), Lease Supplement No. 2 dated as of January 1, 1994 (B-3(d) to Rule 24 Certificate dated January 31, 1994 in 70-8215), and Lease Supplement No. 3 dated as of May 1, 2004 (B-3(d) to Rule 24 Certificate dated June 4, 2004 in 70-10182).

(b) 3 --
Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Steven Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (2) to Rule 24 Certificate dated April 21, 1989 in 70-7561), Lease Supplement No. 2 dated as of January 1, 1994 (B-4(d) Rule 24 Certificate dated January 31, 1994 in 70-8215), and Lease Supplement No. 3 dated as of May 1, 2004 (B-4(d) to Rule 24 Certificate dated June 4, 2004 in 70-10182).

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by sixty-eight Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043 (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174 (Thirtieth); C-1 to Rule 24 Certificate in 70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth); C-2(a) to Form U5S for the year ended December 31, 2001 (Fifty-seventh); 4(c)1 to Form 10-K for the year December 31, 2002 in 1-10764 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Fifty-ninth); 4(f) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixtieth); 4(h) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixty-first); 4(e) to Form 10-Q for the quarter ended September 30, 2004 in 1-10764 (Sixty-second); 4(c)1 to Form 10-K for the year December 31, 2004 in 1-10764 (Sixty-third); C-2(a) to Form U5S for the year ended December 31, 2004 (Sixty-fourth); 4(c) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-fifth);  4(a) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-sixth); 4(b) to Form 10-Q for the quarter ended June 30, 2008 in 1-10764 (Sixty-seventh); and 4(c)1 to Form 10-K for the year ended December 31, 2008 in 1-10764 (Sixty-eighth)).

Entergy Gulf States Louisiana

(d) 1 --
Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated  December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); A-2(a) to Rule 24 Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth); A-2(a) to Rule 24 Certificate dated September 10, 2001 in 70-9751 (Sixtieth); A-2(b) to Rule 24 Certificate dated November 18, 2002 in 70-9751 (Sixty-first); A-2(c) to Rule 24 Certificate dated December 6, 2002 in 70-9751 (Sixty-second); A-2(d) to Rule 24 Certificate dated June 16, 2003 in 70-9751 (Sixty-third); A-2(e) to Rule 24 Certificate dated June 27, 2003 in 70-9751 (Sixty-fourth); A-2(f) to Rule 24 Certificate dated July 11, 2003 in 70-9751 (Sixty-fifth); A-2(g) to Rule 24 Certificate dated July 28, 2003 in 70-9751 (Sixty-sixth); A-3(i) to Rule 24 Certificate dated November 4, 2004 in 70-10158 (Sixty-seventh); A-3(ii) to Rule 24 Certificate dated November 23, 2004 in 70-10158 (Sixty-eighth); A-3(iii) to Rule 24 Certificate dated February 16, 2005 in 70-10158 (Sixty-ninth); A-3(iv) to Rule 24 Certificate dated June 2, 2005 in 70-10158 (Seventieth); A-3(v) to Rule 24 Certificate dated July 21, 2005 in 70-10158 (Seventy-first); A-3(vi) to Rule 24 Certificate dated October 7, 2005 in 70-10158 (Seventy-second); A-3(vii) to Rule 24 Certificate dated December 19, 2005 in 70-10158 (Seventy-third); 4(a) to Form 10-Q for the quarter ended March 31, 2006 in 1-27031 (Seventy-fourth); 4(iv) to Form 8-K15D5 dated January 7, 2008 in 333-148557 (Seventy-fifth); 4(a) to Form 10-Q for the quarter ended June 30, 2008 in 333-148557 (Seventy-sixth); and 4(a) to Form 10-Q for the quarter ended September 30, 2009 in 0-20371 (Seventy-seventh)).

(d) 2 --
Indenture, dated March 21, 1939, accepting resignation of The Chase National Bank of the City of New York as trustee and appointing Central Hanover Bank and Trust Company as successor trustee (B-a-1-6 in Registration No. 2-4076).

(d) 3 --
Agreement of Resignation, Appointment and Acceptance, dated as of October 3, 2007, among Entergy Gulf States, Inc., JPMorgan Chase Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (4(a) to Form 10-Q for the quarter ended September 30, 2007 in 1-27031).

(d) 4 --
Credit Agreement ($200,000,000), dated as of August 2, 2007, among Entergy Gulf States, Inc., the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), JPMorgan Chase Bank, N.A., KeyBank National Association, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, The Bank of New York, The Royal Bank of Scotland plc, and Wachovia Bank, National Association), Citibank, N.A., as Administrative Agent, and the LC Issuing Banks (10(c) to Form 10-Q for the quarter ended June 30, 2007 in 1-27031).

(d) 5 --
Assumption Agreement, dated as of May 30, 2008, among Entergy Texas, Inc., Entergy Gulf States Louisiana, L.L.C. and Citibank, N.A., as administrative agent (10(a) to Form 10-Q for the quarter ended March 31, 2008 in 0-53134).

Entergy Louisiana

*(e) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by sixty-six Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c) in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10 in 2-26911 (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in 2-34659 (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635 (Thirtieth); C-1 to Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9, 1999 in 70-9141 (Fifty-third); A-3(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth); A-2(d) to Rule 24 Certificate dated April 4, 2002 in 70-9141 (Fifty-sixth); A-3(a) to Rule 24 Certificate dated March 30, 2004 in 70-10086 (Fifty-seventh); A-3(b) to Rule 24 Certificate dated October 15, 2004 in 70-10086 (Fifty-eighth); A-3(c) to Rule 24 Certificate dated October 26, 2004 in 70-10086 (Fifty-ninth); A-3(d) to Rule 24 Certificate dated May 18, 2005 in 70-10086 (Sixtieth); A-3(e) to Rule 24 Certificate dated August 25, 2005 in 70-10086 (Sixty-first); A-3(f) to Rule 24 Certificate dated October 31, 2005 in 70-10086 (Sixty-second); B-4(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); and (Sixty-sixth)).

(e) 2 --
Facility Lease No. 1, dated as of September 1, 1989, between First National Bank of Commerce, as Owner Trustee, and Entergy Louisiana (4(c)-1 in Registration No. 33-30660), as supplemented by Lease Supplement No. 1 dated as of July 1, 1997 (attached to Refunding Agreement No. 1, dated as of June 27, 1997, with such Refunding Agreement filed as Exhibit 2 to Current Report on Form 8-K, dated July 14, 1997 in 1-8474).

(e) 3 --
Facility Lease No. 2, dated as of September 1, 1989, between First National Bank of Commerce, as Owner Trustee, and Entergy Louisiana (4(c)-2 in Registration No. 33-30660), as supplemented by Lease Supplemental No. 1 dated as of July 1, 1997 (attached to Refunding Agreement No. 2, dated as of June 27, 1997, with such Refunding Agreement filed as Exhibit 3 to Current Report on Form 8-K, dated July 14, 1997 in 1-8474).

(e) 4 --
Facility Lease No. 3, dated as of September 1, 1989, between First National Bank of Commerce, as Owner Trustee, and Entergy Louisiana (4(c)-3 in Registration No. 33-30660), as supplemented by Lease Supplemental No. 1 dated as of July 1, 1997 (attached to Refunding Agreement No. 3, dated as of June 27, 1997, with such Refunding Agreement filed as Exhibit 4 to Current Report on Form 8-K, dated July 14, 1997 in 1-8474).

(e) 5 --
Credit Agreement ($200,000,000), dated as of August 2, 2007, among Entergy Louisiana, the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), JPMorgan Chase Bank, N.A., KeyBank National Association, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, The Bank of New York, The Royal Bank of Scotland plc, and Wachovia Bank, National Association), Citibank, N.A., as Administrative Agent, and the LC Issuing Banks (10(b) to Form 10-Q for the quarter ended June 30, 2007 in 1-11299).

Entergy Mississippi

(f) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by twenty-six Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461 (Mortgage); A-2(b)-2 in 70-7461 (First); A-5(b) to Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh); A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24 Certificate dated April 21, 1995 in 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in 70-8719 (Eleventh); A-2(b) to Rule 24 Certificate dated April 16, 1998 in 70-8719 (Twelfth); A-2(c) to Rule 24 Certificate dated May 12, 1999 in 70-8719 (Thirteenth); A-3(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719 (Fourteenth); A-2(d) to Rule 24 Certificate dated February 24, 2000 in 70-8719 (Fifteenth); A-2(a) to Rule 24 Certificate dated February 9, 2001 in 70-9757 (Sixteenth); A-2(b) to Rule 24 Certificate dated October 31, 2002 in 70-9757 (Seventeenth); A-2(c) to Rule 24 Certificate dated December 2, 2002 in 70-9757 (Eighteenth); A-2(d) to Rule 24 Certificate dated February 6, 2003 in 70-9757 (Nineteenth); A-2(e) to Rule 24 Certificate dated April 4, 2003 in 70-9757 (Twentieth); A-2(f) to Rule 24 Certificate dated June 6, 2003 in 70-9757 (Twenty-first); A-3(a) to Rule 24 Certificate dated April 8, 2004 in 70-10157 (Twenty-second); A-3(b) to Rule 24 Certificate dated April 29, 2004 in 70-10157 (Twenty-third); A-3(c) to Rule 24 Certificate dated October 4, 2004 in 70-10157 (Twenty-fourth); A-3(d) to Rule 24 Certificate dated January 27, 2006 in 70-10157 (Twenty-fifth); and 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth)).

Entergy New Orleans

(g) 1 --
Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by fourteen Supplemental Indentures (A-2(c) to Rule 24 Certificate in 70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended December 31, 1992 in 0-5807 (Third); 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth); 4(a) to Form 8-K dated April 26, 1995 in 0-5807 (Fifth); 4(a) to Form 8-K dated March 22, 1996 in 0-5807 (Sixth); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4(d) to Form 10-Q for the quarter ended June 30, 2000 in 0-5807 (Eighth); C-5(a) to Form U5S for the year ended December 31, 2000 (Ninth); 4(b) to Form 10-Q for the quarter ended September 30, 2002 in 0-5807 (Tenth); 4(k) to Form 10-Q for the quarter ended June 30, 2003 in 0-5807 (Eleventh); 4(a) to Form 10-Q for the quarter ended September 30, 2004 in 0-5807 (Twelfth); 4(b) to Form 10-Q for the quarter ended September 30, 2004 in 0-5807 (Thirteenth); and 4(e) to Form 10-Q for the quarter ended June 30, 2005 in 0-5807 (Fourteenth)).

Entergy Texas

(h) 1 --
Credit Agreement ($200,000,000), dated as of August 2, 2007, among Entergy Gulf States, Inc. the Banks (Citibank, N.A., ABN AMRO Bank N.V., Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Credit Suisse (Cayman Islands Branch), J. P. Morgan Chase Bank, N.A., KeyBank National Association, Mizuho Corporate Bank, Ltd., Morgan Stanley Bank, The Bank of New York, The Royal Bank of Scotland plc, and Wachovia Bank, National Association), Citibank, N.A., as Administrative Agent and LC Issuing Bank (10(c) to Form 10-Q for the quarter ended June 30, 2007 in 1-11299).

(h) 2 --
Assumption Agreement, dated as of May 30, 2008, among Entergy Texas, Inc., Entergy Gulf States Louisiana, L.L.C. and Citibank, N.A., as administrative agent (10(a) to Form 10-Q for the quarter ended March 31, 2008 in 0-53134).

(h) 3 --
Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(h)2 to Form 10-K for the year ended December 31, 2008 in 0-53134).

(h) 4 --
Officer's Certificate No. 1-B-1 dated January 27, 2009, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(h)3 to Form 10-K for the year ended December 31, 2008 in 0-53134).

(h) 5 --
Officer's Certificate No. 2-B-2 dated May 14, 2009, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(a) to Form 10-Q for the quarter ended June 30, 2009 in 1-34360).

(10) Material Contracts

Entergy Corporation

(a) 1 --
Agreement, dated April 23, 1982, among certain System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-11299).

(a) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(a) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(a) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(a) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2001 in 1-11299).

*(a) 7 --	Amendment, dated June 1, 2009, to Service Agreement with Entergy Services.

(a) 8 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 9 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (B to Rule 24 Certificate dated June 24, 1977 in 70-5399).

(a) 10 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (E to Rule 24 Certificate dated July 1, 1981 in 70-6592).

(a) 11 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (B-13(a) to Rule 24 Certificate dated July 6, 1984 in 70-6985).

(a) 12 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (A to Rule 24 Certificate dated June 8, 1989 in 70-5399).

(a) 13 --
Eighteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 14 --
Nineteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 15 --
Twenty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a) 16 --
Twenty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 17 --
Twenty-ninth Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(a) 18 --
Thirtieth Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(a) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 19 --
Thirty-first Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(b) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 20 --
Thirty-fourth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 2002, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, The Bank of New York and Douglas J. MacInnes (B-2(a)(1) to Rule 24 Certificate dated October 4, 2001 in 70-9753).

(a) 21 --	Amendment to the Thirty-fourth Assignment of Availability Agreement, Consent and Agreement, dated as of December 15, 2005 (B-5(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(a) 22 --
Thirty-fifth Assignment of Availability Agreement, Consent and Agreement, dated as of December 22, 2003, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and Union Bank of California, N.A (10(a)25 to Form 10-K for the year ended December 31, 2003 in 1-11299).

(a) 23 --	First Amendment to Thirty-fifth Assignment of Availability Agreement, Consent and Agreement, dated as of December 17, 2004 (10(a)24 to Form 10-K for the year ended December 31, 2004 in 1-11299).

(a) 24 --
Thirty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 2007, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Bank of New York and Douglas J. MacInnes, as trustees (10(a)24 to Form 10-K for the year ended December 31, 2007 in 1-11299).

(a) 25 --	Capital Funds Agreement, dated June 21, 1974, between Entergy Corporation and System Energy (C to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 26 --	First Amendment to Capital Funds Agreement, dated as of June 1, 1989 (B to Rule 24 Certificate dated June 8, 1989 in 70-5399).

(a) 27 --
Eighteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-2 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 28 --
Nineteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-3 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 29 --
Twenty-sixth Supplementary Capital Funds Agreement and Assignment, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a) 30 --
Twenty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 31 --
Twenty-ninth Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(a) 32 --
Thirtieth Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(a) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 33 --
Thirty-first Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(b) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 34 --
Thirty-fourth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2002, among Entergy Corporation, System Energy, The Bank of New York and Douglas J. MacInnes (B-3(a)(1) to Rule 24 Certificate dated October 4, 2002 in 70-9753).

(a) 35 --
Thirty-fifth Supplementary Capital Funds Agreement and Assignment, dated as of December 22, 2003, among Entergy Corporation, System Energy, and Union Bank of California, N.A (10(a)38 to Form 10-K for the year ended December 31, 2003 in 1-11299).

(a) 36 --
Thirty-sixth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2007, among Entergy Corporation, System Energy and The Bank of New York and Douglas J. MacInnes, as Trustees (10(a)36 to Form 10-K for the year ended December 31, 2007 in 1-11299).

(a) 37 --
First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, Deposit Guaranty National Bank, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7026).

(a) 38 --
First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7123).

(a) 39 --
First Amendment to Supplementary Capital Funds Agreement and Assignment, dated as of June 1, 1989, by and between Entergy Corporation, System Energy and Chemical Bank (C to Rule 24 Certificate dated June 8, 1989 in 70-7561).

(a) 40 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(a) 41 --
Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(a) 42 --	Operating Agreement dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(a) 43 --
Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a) 44 --
Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a) 45 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(a) 46 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(a) 47 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-3517).

(a) 48 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 49 --
First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(a) 50 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(a) 51 --	Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(a) 52 --	First Amendment, dated January 1, 1990, to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(a) 53 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(a) 54 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(a) 55 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

*(a) 56 --	Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.

(a) 57 --	Guaranty Agreement between Entergy Corporation and Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(a) 58 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(a) 59 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70- 7757).

(a) 60 --	Loan Agreement between Entergy Operations and Entergy Corporation, dated as of September 20, 1990 (B-12(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(a) 61 --	Loan Agreement between Entergy Corporation and Entergy Systems and Service, Inc., dated as of December 29, 1992 (A-4(b) to Rule 24 Certificate in 70-7947).

+(a) 62 --	Executive Financial Counseling Program of Entergy Corporation and Subsidiaries (10(a)64 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 63 --	Amended and Restated Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries, effective January 1, 2003 (10(b) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

+(a) 64 --	Equity Ownership Plan of Entergy Corporation and Subsidiaries (A-4(a) to Rule 24 Certificate dated May 24, 1991 in 70-7831).

+(a) 65 --	Amendment No. 1 to the Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a) 66 --
2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections On or After January 1, 2007) (Appendix B to Entergy Corporation's definitive proxy statement for its annual meeting of stockholders held on May 12, 2006 in 1-11299)

+(a) 67 --	Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(a) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

+(a) 68 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)70 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 69 --	Amendment, effective December 28, 2001, to the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 70 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)72 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 71 --	Amendment, effective December 28, 2001, to the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries (10(a)73 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 72 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 73 --	Amended and Restated Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, dated June 10, 2003 (10(d) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

+(a) 74 --	Equity Awards Plan of Entergy Corporation and Subsidiaries, effective as of August 31, 2000 (10(a)77 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 75 --	Amendment, effective December 7, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(a)78 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 76 --	Amendment, effective December 10, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended March 31, 2002 in 1-11299).

*+(a) 77 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of January 1, 2009.

*+(a) 78--	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010.

+(a) 79 --	System Executive Continuity Plan II of Entergy Corporation and Subsidiaries, effective March 8, 2004 (10(e) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 80 --	First Amendment of the System Executive Continuity Plan II of Entergy Corporation and Subsidiaries, effective December 29, 2004 (10(a)78 to Form 10-K for the year ended December 31, 2004 in 1-11299).

+(a) 81 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 82 --	Amendment, effective December 28, 2001, to the Post-Retirement Plan of Entergy Corporation and Subsidiaries (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 83 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)82 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 84 --	Amendment, effective December 28, 2001, to the Pension Equalization Plan of Entergy Corporation and Subsidiaries (10(a)83 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 85 --	Service Recognition Program for Non-Employee Outside Directors of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a) to Form 10-Q for the quarter ended June 30, 2008 in 1-11299).

+(a) 86 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 87 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2000 (10(a)87 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 88 --	Amendment, effective December 28, 2001, to the System Executive Retirement Plan of Entergy Corporation and Subsidiaries (10(a)88 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 89 --	Retention Agreement effective October 27, 2000 between J. Wayne Leonard and Entergy Corporation (10(a)81 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 90 --	Amendment to Retention Agreement effective March 8, 2004 between J. Wayne Leonard and Entergy Corporation (10(c) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 91 --	Amendment to Retention Agreement effective December 30, 2005 between J. Wayne Leonard and Entergy Corporation (10(a)91 to Form 10-K for the year ended December 31, 2005 in 1-11299).

*+(a) 92 --	Amendment to Retention Agreement effective December 17, 2009 between J. Wayne Leonard and Entergy Corporation.

*+(a) 93-	Restricted Unit Agreement between J. Wayne Leonard and Entergy Corporation.

+(a) 94--	Employment Agreement effective August 7, 2001 between Curt L. Hebert and Entergy Corporation (10(a)97 to Form 10-K for the year ended December 31, 2001 in 1-11299).

(a) 95--
Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

+(a) 96--	Employment Agreement effective April 15, 2003 between Robert D. Sloan and Entergy Services (10(c) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

+(a) 97 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services (10(a)99 to Form 10-K for the year ended December 31, 2003 in 1-11299).

+(a) 98 --	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services (10(a) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 99 --	Amendment to Employment Agreement effective March 5, 2004 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 100 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

*+(a) 101 --	Amendment to Retention Agreement effective December 16, 2009 between Leo P. Denault and Entergy Corporation.

+(a) 102 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

(a) 103 --	Consulting Agreement effective May 4, 2004 between Hintz & Associates, LLC and Entergy Services, Inc. (10(d) to Form 10-Q for the quarter ended June 30, 2004 in 1-11299).

+(a) 104 --	Form of Stock Option Grant Agreement Letter, as of December 31, 2004 (99.1 to Form 8-K dated January 26, 2005 in 1-11299).

+(a) 105 --	Form of Long Term Incentive Plan Performance Unit Grant Letter, as of December 31, 2004 (99.2 to Form 8-K dated January 26, 2005 in 1-11299).

+(a) 106 --
Entergy Corporation Outside Director Stock Program Established under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Amended and Restated effective January 1, 2009) (10(b) to Form 10-Q for the quarter ended June 30, 2008 in 1-11299).

+(a) 107 --
First Amendment to Entergy Corporation Outside Director Stock Program Established under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation Subsidiaries (10(a)105 to Form 10-K for the year ended December 31, 2008 in 1-11299).

+(a) 108 --	Rescission Agreement effective July 26, 2007 between Richard J. Smith and Entergy Services, Inc. (10(d) to Form 10-Q for the quarter ended June 30, 2007 in 1-11299).

(a) 109 --	Entergy Nuclear Retention Plan, as amended and restated January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 110 --	Form of Stock Option Grant Agreement Letter (10(a)108 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 111 --	Restricted Unit Agreement between Leo P. Denault and Entergy Corporation (10(a) to Form 10-Q for the quarter ended March 31, 2008 in 1-11299).

*+(a) 112 --	Retention Agreement effective December 16, 2009 between Richard J. Smith and Entergy Corporation.

System Energy

(b) 1 through (b) 17 -- See 10(a)8 through 10(a)24 above.

(b) 18 through (b) 32 -- See 10(a)25 through 10(a)39 above.

(b) 33 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(b) 34 --
Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(b) 35 --	Operating Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(b) 36 --	Amended and Restated Installment Sale Agreement, dated as of February 15, 1996, between System Energy and Claiborne County, Mississippi (B-6(a) to Rule 24 Certificate dated March 4, 1996 in 70-8511).

(b) 37 --	Loan Agreement, dated as of October 15, 1998, between System Energy and Mississippi Business Finance Corporation (B-6(b) to Rule 24 Certificate dated November 12, 1998 in 70-8511).

(b) 38 --	Loan Agreement, dated as of May 15, 1999, between System Energy and Mississippi Business Finance Corporation (B-6(c) to Rule 24 Certificate dated June 8, 1999 in 70-8511).

(b) 39 --
Facility Lease No. 1, dated as of December 1, 1988, between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (1) to Rule 24 Certificate dated April 21, 1989 in 70-7561), Lease Supplement No. 2 dated as of January 1, 1994 (B-3(d) to Rule 24 Certificate dated January 31, 1994 in 70-8215), and Lease Supplement No. 3 dated as of May 1, 2004 (B-3(d) to Rule 24 Certificate dated June 4, 2004 in 70-10182).

(b) 40 --
Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (2) to Rule 24 Certificate dated April 21, 1989 in 70-7561), Lease Supplement No. 2 dated as of January 1, 1994 (B-4(d) Rule 24 Certificate dated January 31, 1994 in 70-8215), and Lease Supplement No. 3 dated as of May 1, 2004 (B-4(d) to Rule 24 Certificate dated June 4, 2004 in 70-10182).

(b) 41 --
Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 42 --
Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 43 --
Collateral Trust Indenture, dated as of May 1, 2004, among GG1C Funding Corporation, System Energy, and Deutsche Bank Trust Company Americas, as Trustee (A-3(a) to Rule 24 Certificate dated June 4, 2004 in 70-10182), as supplemented by Supplemental Indenture No. 1 dated May 1, 2004, (A-4(a) to Rule 24 Certificate dated June 4, 2004 in 70-10182).

(b) 44 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(b) 45 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(b) 46 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(b) 47 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(b) 48 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(b) 49 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(b) to Rule 24 Certificate dated March 3, 1989 in 70-7604).

(b) 50 --
System Energy's Consent, dated January 31, 1995, pursuant to Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(c) to Rule 24 Certificate dated February 13, 1995 in 70-7604).

(b) 51 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 52 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 53 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(b) 54 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(b) 55 --	First Amendment, dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(b) 56 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(b) 57 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(b) 58 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(b) 59 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-11299).

(b) 60 --	Service Agreement with Entergy Services, dated as of July 16, 1974, as amended (10(b)43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b) 61 --	Amendment, dated January 1, 2004, to Service Agreement with Entergy Services (10(b)57 to Form 10-K for the year ended December 31, 2004 in 1-9067).

*(b) 62 --	Amendment, dated June 1, 2009, to Service Agreement with Entergy Services.

(b) 63 --	Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(b) 64 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(b) 65 --
Letter of Credit and Reimbursement Agreement, dated as of December 22, 2003, among System Energy Resources, Inc., Union Bank of California, N.A., as administrating bank and funding bank, Keybank National Association, as syndication agent, Banc One Capital Markets, Inc., as documentation agent, and the Banks named therein, as Participating Banks (10(b)63 to Form 10-K for the year ended December 31, 2003 in 1-9067).

(b) 66 --	Amendment to Letter of Credit and Reimbursement Agreement, dated as of December 22, 2003 (10(b)62 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 67 --	First Amendment and Consent, dated as of May 3, 2004, to Letter of Credit and Reimbursement Agreement (10(b)63 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 68 --	Second Amendment and Consent, dated as of December 17, 2004, to Letter of Credit and Reimbursement Agreement (99 to Form 8-K dated December 22, 2004 in 1-9067).

*(b) 69 --	Third Amendment and Consent, dated as of May 14, 2009, to Letter of Credit and Reimbursement Agreement.

Entergy Arkansas

(c) 1 --
Agreement, dated April 23, 1982, among Entergy Arkansas and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-10764).

(c) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(c) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(c) 5 --	Amendment, dated April 27, 1984, to Service Agreement, with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(c) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2002 in 1-10764).

*(c) 7 --	Amendment, dated June 1, 2009, to Service Agreement with Entergy Services.

(c) 8 through (c) 24 -- See 10(a)8 through 10(a)24 above.

(c) 25 --	Agreement, dated August 20, 1954, between Entergy Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c) 26 --	Amendment, dated April 19, 1955, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)2 in 2-41080).

(c) 27 --	Amendment, dated January 3, 1964, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)3 in 2-41080).

(c) 28 --	Amendment, dated September 5, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)4 in 2-41080).

(c) 29 --	Amendment, dated November 19, 1970, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)5 in 2-41080).

(c) 30 --	Amendment, dated July 18, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)6 in 2-41080).

(c) 31 --	Amendment, dated December 27, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)7 in 2-41080).

(c) 32 --	Amendment, dated January 25, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)8 in 2-41080).

(c) 33 --	Amendment, dated October 14, 1971, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)9 in 2-43175).

(c) 34 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)10 in 2-60233).

(c) 35 --	Agreement, dated May 14, 1971, between Entergy Arkansas and the United States of America (SPA) (5(e) in 2-41080).

(c) 36 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated May 14, 1971 (5(e)1 in 2-60233).

(c) 37 --
Contract, dated May 28, 1943, Amendment to Contract, dated July 21, 1949, and Supplement to Amendment to Contract, dated December 30, 1949, between Entergy Arkansas and McKamie Gas Cleaning Company; Agreements, dated as of September 30, 1965, between Entergy Arkansas and former stockholders of McKamie Gas Cleaning Company; and Letter Agreement, dated June 22, 1966, by Humble Oil & Refining Company accepted by Entergy Arkansas on June 24, 1966 (5(k)7 in 2-41080).

(c) 38 --	Fuel Lease, dated as of December 22, 1988, between River Fuel Trust #1 and Entergy Arkansas (B-1(b) to Rule 24 Certificate in 70-7571).

(c) 39 --
White Bluff Operating Agreement, dated June 27, 1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-2(a) to Rule 24 Certificate dated June 30, 1977 in 70-6009).

(c) 40 --
White Bluff Ownership Agreement, dated June 27, 1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1977 in 70-6009).

(c) 41 --	Agreement, dated June 29, 1979, between Entergy Arkansas and City of Conway, Arkansas (5(r)3 in 2-66235).

(c) 42 --	Transmission Agreement, dated August 2, 1977, between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)3 in 2-60233).

(c) 43 --	Power Coordination, Interchange and Transmission Service Agreement, dated as of June 27, 1977, between Arkansas Electric Cooperative Corporation and Entergy Arkansas (5(r)4 in 2-60233).

(c) 44 --
Independence Steam Electric Station Operating Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)6 in 2-66235).

(c) 45 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 46 --
Independence Steam Electric Station Ownership Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)7 in 2-66235).

(c) 47 --	Amendment, dated December 28, 1979, to the Independence Steam Electric Station Ownership Agreement (5(r)7(a) in 2-66235).

(c) 48 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 49 --
Owner's Agreement, dated November 28, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station (10(c)55 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 50 --
Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c)56 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 51 --
Power Coordination, Interchange and Transmission Service Agreement, dated as of July 31, 1979, between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)8 in 2-66235).

(c) 52 --	Power Coordination, Interchange and Transmission Agreement, dated as of June 29, 1979, between City of Conway, Arkansas and Entergy Arkansas (5(r)9 in 2-66235).

(c) 53 --	Agreement, dated June 21, 1979, between Entergy Arkansas and Reeves E. Ritchie (10(b)90 to Form 10-K for the year ended December 31, 1980 in 1-10764).

(c) 54 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(c) 55 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 56 --
First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(c) 57 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(c) 58 --
Contract For Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated June 30, 1983, among the DOE, System Fuels and Entergy Arkansas (10(b)57 to Form 10-K for the year ended December 31, 1983 in 1-10764).

(c) 59 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(c) 60 --
First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(c) 61 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(c) 62 --	Third Amendment dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(c) 63 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(c) 64 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-11299).

(c) 65 --	Assignment of Coal Supply Agreement, dated December 1, 1987, between System Fuels and Entergy Arkansas (B to Rule 24 letter filing dated November 10, 1987 in 70-5964).

(c) 66 --
Coal Supply Agreement, dated December 22, 1976, between System Fuels and Antelope Coal Company (B-1 in 70-5964), as amended by First Amendment (A to Rule 24 Certificate in 70-5964); Second Amendment (A to Rule 24 letter filing dated December 16, 1983 in 70-5964); and Third Amendment (A to Rule 24 letter filing dated November 10, 1987 in 70-5964).

(c) 67 --	Operating Agreement between Entergy Operations and Entergy Arkansas, dated as of June 6, 1990 (B-1(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(c) 68 --	Guaranty Agreement between Entergy Corporation and Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(c) 69 --	Agreement for Purchase and Sale of Independence Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-3(c) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 70 --	Agreement for Purchase and Sale of Ritchie Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-4(d) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 71 --
Ritchie Steam Electric Station Unit No. 2 Operating Agreement between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-5(a) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 72 --
Ritchie Steam Electric Station Unit No. 2 Ownership Agreement between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-6(a) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 73 --
Power Coordination, Interchange and Transmission Service Agreement between Entergy Power and Entergy Arkansas, dated as of August 28, 1990 (10(c)71 to Form 10-K for the year ended December 31, 1990 in 1-10764).

(c) 74 --	Loan Agreement dated June 15, 1993, between Entergy Arkansas and Independence Country, Arkansas (B-1(a) to Rule 24 Certificate dated July 9, 1993 in 70-8171).

(c) 75 --	Loan Agreement dated June 15, 1994, between Entergy Arkansas and Jefferson County, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1994 in 70-8405).

(c) 76 --	Loan Agreement dated June 15, 1994, between Entergy Arkansas and Pope County, Arkansas (B-1(b) to Rule 24 Certificate in 70-8405).

(c) 77 --	Loan Agreement dated November 15, 1995, between Entergy Arkansas and Pope County, Arkansas (10(c)96 to Form 10-K for the year ended December 31, 1995 in 1-10764).

(c) 78 --	Loan Agreement dated December 1, 1997, between Entergy Arkansas and Jefferson County, Arkansas (10(c)100 to Form 10-K for the year ended December 31, 1997 in 1-10764).

(c) 79 --	Refunding Agreement, dated December 1, 2001, between Entergy Arkansas and Pope Country, Arkansas (10(c)81 to Form 10-K for the year ended December 31, 2001 in 1-10764).

Entergy Gulf States Louisiana

(d) 1 --
Guaranty Agreement, dated August 1, 1992, between Entergy Gulf States, Inc. and Hibernia National Bank, relating to Pollution Control Revenue Refunding Bonds of the Industrial Development Board of the Parish of Calcasieu, Inc. (Louisiana) (10-1 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 2 --
Guaranty Agreement, dated January 1, 1993, between Entergy Gulf States, Inc. and Hancock Bank of Louisiana, relating to Pollution Control Revenue Refunding Bonds of the Parish of Pointe Coupee (Louisiana) (10-2 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 3 --
Agreement effective February 1, 1964, between Sabine River Authority, State of Louisiana, and Sabine River Authority of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Company, Inc., and Louisiana Power & Light Company, as supplemented (B to Form 8-K dated May 6, 1964, A to Form 8-K dated October 5, 1967, A to Form 8-K dated May 5, 1969, and A to Form 8-K dated December 1, 1969 in 1-27031).

(d) 4 --
Joint Ownership Participation and Operating Agreement regarding River Bend Unit 1 Nuclear Plant, dated August 20, 1979, between Entergy Gulf States, Inc., Cajun, and SRG&T; Power Interconnection Agreement with Cajun, dated June 26, 1978, and approved by the REA on August 16, 1979, between Entergy Gulf States, Inc. and Cajun; and Letter Agreement regarding CEPCO buybacks, dated August 28, 1979, between Entergy Gulf States, Inc. and Cajun (2, 3, and 4, respectively, to Form 8-K dated September 7, 1979 in 1-27031).

(d) 5 --	Lease Agreement, dated September 18, 1980, between BLC Corporation and Entergy Gulf States, Inc. (1 to Form 8-K dated October 6, 1980 in 1-27031).

(d) 6 --
Joint Ownership Participation and Operating Agreement for Big Cajun, between Entergy Gulf States, Inc., Cajun Electric Power Cooperative, Inc., and Sam Rayburn G&T, Inc, dated November 14, 1980 (6 to Form 8-K dated January 29, 1981 in 1-27031); Amendment No. 1, dated December 12, 1980 (7 to Form 8-K dated January 29, 1981 in 1-27031); Amendment No. 2, dated December 29, 1980 (8 to Form 8-K dated January 29, 1981 in 1-27031).

(d) 7 --
Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, Inc., dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K dated June 11, 1980, A-2-b to Form 10-Q for the quarter ended June 30, 1982; and 10-1 to Form 8-K dated February 19, 1988 in 1-27031).

(d) 8 --
Agreements between Southern Company and Entergy Gulf States, Inc., dated February 25, 1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K for the year ended December 31, 1981 in 1-27031).

(d) 9 --
Transmission Facilities Agreement between Entergy Gulf States, Inc. and Mississippi Power Company, dated February 28, 1982, and Amendment, dated May 12, 1982 (A-2-c to Form 10-Q for the quarter ended March 31, 1982 in 1-27031) and Amendment, dated December 6, 1983 (10-43 to Form 10-K for the year ended December 31, 1983 in 1-27031).

(d) 10 --
First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to Form 10-K for the year ended December 31, 1985 in 1-27031).

+(d) 11 --
Deferred Compensation Plan for Directors of Entergy Gulf States, Inc. and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-27031). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 12 --
Trust Agreement for Deferred Payments to be made by Entergy Gulf States, Inc. pursuant to the Executive Income Security Plan, by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 13 --
Trust Agreement for Deferred Installments under Entergy Gulf States, Inc. Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 14 --
Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 15 --
Trust Agreement for Entergy Gulf States, Inc. Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 16 --
Nuclear Fuel Lease Agreement between Entergy Gulf States, Inc. and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (10-64 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 17 --
Trust and Investment Management Agreement between Entergy Gulf States, Inc. and Morgan Guaranty and Trust Company of New York (the “Decommissioning Trust Agreement") with respect to decommissioning funds authorized to be collected by Entergy Gulf States, Inc., dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 18 --	Amendment No. 2 dated November 1, 1995 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)31 to Form 10-K for the year ended December 31, 1995 in 1-27031).

(d) 19 --	Amendment No. 3 dated March 5, 1998 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)23 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 20 --	Amendment No. 4 dated December 17, 2003 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)24 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 21 --
Amendment No. 5 dated December 31, 2007 between Entergy Gulf States Louisiana, L.L.C. and Mellon Bank. N.A. to Decommissioning Trust Agreement (10(d)21 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 22 --
Partnership Agreement by and among Conoco Inc., and Entergy Gulf States, Inc., CITGO Petroleum Corporation and Vista Chemical Company, dated April 28, 1988 (10-67 to Form 10-K for the year ended December 31, 1988 in 1-27031).

+(d) 23 --	Gulf States Utilities Company Executive Continuity Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-27031).

+(d) 24 --
Trust Agreement for Entergy Gulf States, Inc. Executive Continuity Plan, by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-27031).

+(d) 25 --	Gulf States Utilities Board of Directors' Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(d) 26 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d) 27 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(d) 28 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-11299).

(d) 29 --	Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Parish of Iberville, State of Louisiana (B-3(a) to Rule 24 Certificate dated May 29, 1998 in 70-8721).

(d) 30 --
Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Parish of Iberville, State of Louisiana (10(d)29 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 31 --
Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Industrial Development Board of the Parish of Calcasieu, Inc. (B-3(b) to Rule 24 Certificate dated January 29, 1999 in 70-8721).

(d) 32 --
Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States, Inc. and Industrial Development Board of the Parish of Calcasieu, Inc (10(d)31 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 33 --
Refunding Agreement (Series 1999-A) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana (B-3(c) to Rule 24 Certificate dated October 8, 1999 in 70-8721).

(d) 34 --
Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement (Series 1999-A) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana (10(d)33 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 35 --
Refunding Agreement (Series 1999-B) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana (B-3(d) to Rule 24 Certificate dated October 8, 1999 in 70-8721).

(d) 36 --
Amendment No. 1 effective as of October 31, 2007, to Refunding Agreement (Series 1999-B) dated as of September 1, 1999 between Entergy Gulf States, Inc. and Parish of West Feliciana, State of Louisiana (10(d)35 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 37 --	Debt Assumption Agreement, dated as of December 31, 2007, between Entergy Texas and Entergy Gulf States Louisiana (4(i) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 38 --
Instrument of Correction dated March 20, 2008, to Debt Assumption Agreement, dated as of December 31, 2007, between Entergy Gulf States Louisiana and Entergy Texas (4(a) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(d) 39 --	Mortgage and Security Agreement, dated as of December 31, 2007 (4(ii) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 40 --
Act of Correction to Mortgage and Security Agreement, dated March 20, 2008, between Entergy Gulf States Louisiana and Entergy Texas (4(b) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(d) 41 --	Mortgage, Deed of Trust and Security Agreement, dated as of December 31, 2007 (4(iii) - 4(iii)(r) to Form 8-K15D5 dated January 7, 2008 in 333-148557).

(d) 42 --
First Amendment to Mortgage, Deed of Trust and Security Agreement, dated March 20, 2008, among Entergy Gulf States Louisiana, Entergy Texas, and Mark G. Otts, as Trustee (4(c) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(d) 43 --	Operating Agreement dated as of January 1, 2008, between Entergy Operations, Inc. and Entergy Gulf States Louisiana (10(d)39 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 44 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Gulf States Louisiana (10(d)40 to Form 10-K for the year ended December 31, 2007 in 333-148557).

*(d) 45 --	Amendment, dated June 1, 2009, to Service Agreement with Entergy Services.

(d) 46 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 47 --
Decommissioning Trust Agreement, dated as of December 22, 1997, by and between Cajun Electric Power Cooperative, Inc. and Mellon Bank, N.A. with respect to decommissioning funds authorized to be collected by Cajun Electric Power Cooperative, Inc. and related Settlement Term Sheet (10(d)42 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 48 --
First Amendment to Decommissioning Trust Agreement, dated as of December 23, 2003, by and among Cajun Electric Power Cooperative, Inc., Mellon Bank, N.A., Entergy Gulf States, Inc., and the Rural Utilities Services of the United States Department of Agriculture (10(d)43 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 49 --
Second Amendment to Decommissioning Trust Agreement, dated December 31, 2007, by and among Cajun Electric Power Cooperative, Inc., Mellon Bank, N.A., Entergy Gulf States Louisiana, L.L.C., and the Rural Utilities Services of the United States Department of Agriculture (10(d)44 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 50 --	Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 29, 2008 (10(a) to Form 10-Q for the quarter ended September 30, 2008).

Entergy Louisiana

(e) 1 --
Agreement, dated April 23, 1982, among Entergy Louisiana and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(e) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-32718).

(e) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(e) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-42523).

(e) 5 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(e) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(e)12 to Form 10-K for the year ended December 31, 2002 in 1-8474).

*(e) 7 --	Amendment, dated June 1, 2009, to Service Agreement with Entergy Services.

(e) 8 through (e) 24 -- See 10(a)8 through 10(a)24 above.

(e) 25 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (B-1(b) to Rule 24 Certificate in 70-7580).

(e) 26 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(e) 27 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

(e) 28 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(e) 29 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(e) 30 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(e) 31 --
Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated February 2, 1984, among DOE, System Fuels and Entergy Louisiana (10(d)33 to Form 10-K for the year ended December 31, 1984 in 1-8474).

(e) 32--	Operating Agreement between Entergy Operations and Entergy Louisiana, dated as of June 6, 1990 (B-2(c) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(e) 33 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(e) 34 --	Refunding Agreement (Series 1999-A), dated as of June 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-6(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141).

(e) 35 --	Amendment No. 1 to Refunding Agreement (Series 1999-A), dated as of December 15, 2005 (B-8(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(e) 36 --	Refunding Agreement (Series 1999-B), dated as of June 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-6(b) to Rule 24 Certificate dated July 6, 1999 in 70-9141).

(e) 37 --	Amendment No. 1 to Refunding Agreement (Series 1999-B), dated as of December 16, 2005 (B-8(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(e) 38 --
Refunding Agreement (Series 1999-C), dated as of October 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-11(a) to Rule 24 Certificate dated October 15, 1999 in 70-9141).

(e) 39 --	Amendment No. 1 to Refunding Agreement (Series 1999-C), dated as of December 15, 2005 (B-8(iii) to Rule 24 Certificate dated January 10, 2006 in 70-10324).

(e) 40 --	Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 29, 2008 (10(a) to Form 10-Q for the quarter ended September 30, 2008).

Entergy Mississippi

(f) 1 --
Agreement dated April 23, 1982, among Entergy Mississippi and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-31508).

(f) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(f) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (D in 37-63).

(f) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(f) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(f)12 to Form 10-K for the year ended December 31, 2002 in 1-31508).

*(f) 7 --	Amendment, dated June 1, 2009, to Service Agreement with Entergy Services.

(f) 8 through (f) 24 -- See 10(a)8 through 10(a)24 above.

(f) 25 --	Loan Agreement, dated as of September 1, 2004, between Entergy Mississippi and Mississippi Business Finance Corporation (B-3(a) to Rule 24 Certificate dated October 4, 2004 in 70-10157).

(f) 26 --	Refunding Agreement, dated as of May 1, 1999, between Entergy Mississippi and Independence County, Arkansas (B-6(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719).

(f) 27 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B-3(a) in 70-6337).

(f) 28 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 29 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 30 --
Owners Agreement, dated November 28, 1984, among Entergy Arkansas, Entergy Mississippi and other co-owners of the Independence Station (10(c)55 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 31 --
Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c)56 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 32 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

+(f) 33 --	Post-Retirement Plan (10(d)24 to Form 10-K for the year ended December 31, 1983 in 0-320).

(f) 34 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 35 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(f) 36 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(f) 37 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(f) 38 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(f) 39 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(f) 40 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(f) 41 --	First Amendment dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(f) 42 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(f) 43 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(f) 44 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(f) 45 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(f) 46 --	Employment Agreement effective July 24, 2003 between Carolyn C. Shanks and Entergy Mississippi (10(f)48 to Form 10-K for the year ended December 31, 2003 in 1-31508).

(f) 47 --
Purchase and Sale Agreement by and between Central Mississippi Generating Company, LLC and Entergy Mississippi, Inc., dated as of March 16, 2005 (10(b) to Form 10-Q for the quarter ended March 31, 2005 in 1-31508).

Entergy New Orleans

(g) 1 --
Agreement, dated April 23, 1982, among Entergy New Orleans and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(g) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 0-5807).

(g) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(g) 4 --	Service Agreement with Entergy Services dated as of April 1, 1963 (5(a)5 in 2-42523).

(g) 5 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(g) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(g)12 to Form 10-K for the year ended December 31, 2002 in 0-5807).

*(g) 7 --	Amendment, dated June 1, 2009, to Service Agreement with Entergy Services.

(g) 8 through (g) 24 -- See 10(a)8 through 10(a)24 above.

(g) 25 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(g) 26 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(g) 27 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(g) 28 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(g) 29 --	Transfer Agreement, dated as of June 28, 1983, among the City of New Orleans, Entergy New Orleans and Regional Transit Authority (2(a) to Form 8-K dated June 24, 1983 in 1-1319).

(g) 30 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(g) 31 --
First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(g) 32 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(g) 33 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(g) 34 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(g) 35 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-11299).

(g) 36 --
Chapter 11 Plan of Reorganization of Entergy New Orleans, Inc., as modified, dated May 2, 2007, confirmed by bankruptcy court order dated May 7, 2007 (2(a) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

Entergy Texas

(h) 1 --
Agreement effective February 1, 1964, between Sabine River Authority, State of Louisiana, and Sabine River Authority of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Company, Inc., and Louisiana Power & Light Company, as supplemented (B to Form 8-K dated May 6, 1964, A to Form 8-K dated October 5, 1967, A to Form 8-K dated May 5, 1969, and A to Form 8-K dated December 1, 1969 in 1-27031).

(h) 2 --
Ground Lease, dated August 15, 1980, between Statmont Associates Limited Partnership (Statmont) and Entergy Gulf States, Inc., as amended (3 to Form 8-K dated August 19, 1980 and A-3-b to Form 10-Q for the quarter ended September 30, 1983 in 1-27031).

(h) 3 --
Lease and Sublease Agreement, dated August 15, 1980, between Statmont and Entergy Gulf States, Inc., as amended (4 to Form 8-K dated August 19, 1980 and A-3-c to Form 10-Q for the quarter ended September 30, 1983 in 1-27031).

(h) 4 --	Lease Agreement, dated September 18, 1980, between BLC Corporation and Entergy Gulf States, Inc. (1 to Form 8-K dated October 6, 1980 in 1-27031).

(h) 5 --
Joint Ownership Participation and Operating Agreement for Big Cajun, between Entergy Gulf States, Inc., Cajun Electric Power Cooperative, Inc., and Sam Rayburn G&T, Inc, dated November 14, 1980 (6 to Form 8-K dated January 29, 1981 in 1-27031); Amendment No. 1, dated December 12, 1980 (7 to Form 8-K dated January 29, 1981 in 1-27031); Amendment No. 2, dated December 29, 1980 (8 to Form 8-K dated January 29, 1981 in 1-27031).

(h) 6 --
Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, Inc., dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K dated June 11, 1980, A-2-b to Form 10-Q for the quarter ended June 30, 1982; and 10-1 to Form 8-K dated February 19, 1988 in 1-27031).

(h) 7 --
First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to Form 10-K for the year ended December 31, 1985 in 1-27031).

+(h) 8 --
Deferred Compensation Plan for Directors of Entergy Gulf States, Inc. and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-27031). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(h) 9 --
Trust Agreement for Deferred Payments to be made by Entergy Gulf States, Inc. pursuant to the Executive Income Security Plan, by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(h) 10 --
Trust Agreement for Deferred Installments under Entergy Gulf States, Inc. Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(h) 11 --
Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(h) 12 --
Trust Agreement for Entergy Gulf States, Inc. Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(h) 13 --
Lease Agreement, dated as of June 29, 1987, among GSG&T, Inc., and Entergy Gulf States, Inc. related to the leaseback of the Lewis Creek generating station (10-83 to Form 10-K for the year ended December 31, 1988 in 1-27031).

+(h) 14 --	Gulf States Utilities Company Executive Continuity Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-27031).

+(h) 15 --
Trust Agreement for Entergy Gulf States, Inc. Executive Continuity Plan, by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-27031).

+(h) 16 --	Gulf States Utilities Board of Directors' Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(h) 17 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(h) 18 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(h) 19 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-11299).

(h) 20 --	Debt Assumption Agreement, dated as of December 31, 2007, between Entergy Texas and Entergy Gulf States Louisiana (4(i) to Form 8-K dated January 7, 2008 in 333-148557).

(h) 21 --
Instrument of Correction dated March 20, 2008, to Debt Assumption Agreement, dated as of December 31, 2007, between Entergy Texas and Entergy Gulf States Louisiana (4(a) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(h) 22 --	Mortgage and Security Agreement, dated as of December 31, 2007 (4(ii) to Form 8-K dated January 7, 2008 in 333-148557).

(h) 23 --
Act of Correction to Mortgage and Security Agreement, dated March 20, 2008, between Entergy Texas and Entergy Gulf States Louisiana (4(b) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(h) 24 --	Mortgage, Deed of Trust and Security Agreement, dated as of December 31, 2007 (4(iii) - 4(iii)(r) to Form 8-K dated January 7, 2008 in 333-148557).

(h) 25 --
First Amendment to Mortgage, Deed of Trust and Security Agreement, dated March 20, 2008, among Entergy Texas, Entergy Gulf States, and Mark G. Otts, as Trustee (4(c) to Form 10-Q for the quarter ended March 31, 2008 in 333-148557).

(h) 26 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Texas (10(h)25 to Form 10-K for the year ended December 31, 2008 in 3-53134).

*(h) 27 --	Amendment, dated June 1, 2009, to Service Agreement with Entergy Services.

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(c)	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(d)	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	Entergy Texas' Computation of Ratios of Earnings to Fixed Charges, as defined.

*(g)	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21) Subsidiaries of the Registrants

(23) Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 487.

*(24) Powers of Attorney

(31) Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(o)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(p)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32) Section 1350 Certifications

*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(f)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(g)	Section 1350 Certification for Entergy Louisiana.

*(h)	Section 1350 Certification for Entergy Louisiana.

*(i)	Section 1350 Certification for Entergy Mississippi.

*(j)	Section 1350 Certification for Entergy Mississippi.

*(k)	Section 1350 Certification for Entergy New Orleans.

*(l)	Section 1350 Certification for Entergy New Orleans.

*(m)	Section 1350 Certification for Entergy Texas.

*(n)	Section 1350 Certification for Entergy Texas.

*(o)	Section 1350 Certification for System Energy.

*(p)	Section 1350 Certification for System Energy.

(101) XBRL Documents

Entergy Corporation

*INS -	XBRL Instance Document.

*SCH -	XBRL Taxonomy Extension Schema Document.

*CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

*DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

*LAB -	XBRL Taxonomy Extension Label Linkbase Document.

*PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________
* Filed herewith.
+ Management contracts or compensatory plans or arrangements.