Form 10-Q
period 2010-03-31
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2010-05-07
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at April 30, 2010
Entergy Corporation	($0.01 par value)	189,303,044

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2009, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management's Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•
resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission for Entergy's utility service territory, and the application of more stringent transmission reliability requirements or market power criteria by the FERC

•
changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those owned or operated by the Non-Utility Nuclear business

•	resolution of pending or future applications for license renewals or modifications of nuclear generating facilities
•	the performance of and deliverability of power from Entergy's generation resources, including the capacity factors at its nuclear generating facilities
•	Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities
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

•	volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities
•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation
•
changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances, and changes in costs of compliance with environmental and other laws and regulations

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal
•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes and ice storms (including most recently, Hurricane Gustav and Hurricane Ike in 2008 and the January 2009 ice storm in Arkansas) and recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance

FORWARD-LOOKING INFORMATION (Concluded)

•	effects of climate change
•	Entergy's ability to manage its capital projects and operation and maintenance costs
•	Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms
•	the economic climate, and particularly economic conditions in Entergy's Utility service territory and the Northeast United States
•	the effects of Entergy's strategies to reduce tax payments
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria
•	changes in inflation and interest rates
•	the effect of litigation and government investigations or proceedings
•	advances in technology
•	the potential effects of threatened or actual terrorism and war
•	Entergy's ability to attract and retain talented management and directors
•	changes in accounting standards and corporate governance
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy's defined benefit pension and other postretirement benefit plans
•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites
•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture

•	risks and uncertainties associated with unwinding the business infrastructure associated with the contemplated Non-Utility Nuclear spin-off, joint venture, and related transactions.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2009 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MMBtu	One million British Thermal Units

DEFINITIONS (Continued)

Abbreviation or Acronym	Term
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net MW in operation	Installed capacity owned or operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
PPA	Purchased power agreement
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
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

Plan to Pursue Separation of Non-Utility Nuclear

See the Form 10-K for a discussion of the Board-approved plan to pursue a tax-free spin-off of the Non-Utility Nuclear business to Entergy shareholders.  On March 2, 2010, Entergy proposed conditions for review by the New York Public Service Commission (NYPSC), including an incremental $500 million reduction in Enexus's long-term debt, restrictions on Enexus's ability to make dividend payments and returns of capital to shareholders until certain conditions are met, and the potential for disbursements to New York's energy efficiency funds if power prices exceed certain levels.  At its hearing held on March 4, 2010, the NYPSC discussed Entergy's petition and proposed conditions and, after that meeting, issued a notice soliciting comments "on a set of conditions that could potentially be developed" regarding Entergy's planned spin-off transaction.  At its hearing held on March 25, 2010, the NYPSC voted 5-0 to reject Entergy's planned spin-off transaction.

On April 5, 2010, Entergy announced that, effective immediately, it plans to unwind the business infrastructure associated with the proposed separate Non-Utility Nuclear generation (Enexus) and nuclear services (EquaGen) companies while it evaluates and works to preserve its legal rights.  Entergy also announced that its next quarterly dividend on its common shares would be $0.83 per share, an increase from the previous $0.75 per share, and that it expected to execute on the $750 million share repurchase program authorized by the Board in the fourth quarter 2009.  The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.  As a result of the plan to unwind the business infrastructure, Entergy recorded expenses in the first quarter 2010 for the write-off of certain capitalized costs incurred in connection with the planned spin-off transaction.  These costs are discussed in more detail throughout the "Results of Operations" section below.  Entergy expects that it will incur approximately $50 million in additional expenses in unwinding this business through the remainder of 2010, including additional write-offs, dis-synergies, and certain other costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

Income Statement Variances

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the first quarter 2010 to the first quarter 2009 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

1st Qtr 2009 Consolidated Net Income	$115,968	$180,882	($56,517)	$240,333

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	93,040	(48,127)	3,772	48,685
Other operation and maintenance expenses	12,852	46,704	(1,769)	57,787
Taxes other than income taxes	3,427	(2,137)	(275)	1,015
Depreciation and amortization	7,188	4,051	113	11,352
Other income	(7,202)	32,764	1,123	26,685
Interest charges	15,970	33,098	(15,316)	33,752
Other expenses	2,892	5,449	3	8,344
Income taxes	16,506	(15,872)	(15,995)	(15,361)

1st Qtr 2010 Consolidated Net Income	$142,971	$94,226	($18,383)	$218,814

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2010 to the first quarter 2009.

Amount
(In Millions)

2009 net revenue	$1,037
Volume/weather	65
Retail electric price	23
Net gas revenue	11
Other	(6)
2010 net revenue	$1,130

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 2,654 GWh, or 12%, in billed electricity usage in all sectors, including the effect of significantly colder-than-normal weather on the residential sector.

The retail electric price variance is primarily due to increases in the formula rate plan riders at Entergy Gulf States Louisiana and Entergy Louisiana effective November 2009 and at Entergy Mississippi effective July 2009.  The retail electric price increase was partially offset by the recovery in 2009 by Entergy Arkansas of 2008 extraordinary storm costs as approved by the APSC and a base rate decrease at Entergy New Orleans effective June 2009.

The net gas revenue variance is primarily due to the effect of significantly colder-than-normal weather on residential sales.

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing the first quarter 2010 to the first quarter 2009.

Amount
(In Millions)

2009 net revenue	$603
Realized price changes	(53)
Volume	10
Other	(5)
2010 net revenue	$555

As shown in the table above, net revenue for Non-Utility Nuclear decreased by $48 million, or 8%, in the first quarter 2010 compared to the first quarter 2009 primarily due to lower pricing in its contracts to sell power, partially offset by slightly higher volume resulting from fewer refueling outage days.  Included in net revenue is $12 million and $13 million of amortization of the Palisades purchased power agreement in the first quarters 2010 and 2009, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K.  Following are key performance measures for Non-Utility Nuclear for the first quarter 2010 and 2009:

	2010	2009

Net MW in operation at March 31	4,998	4,998
Average realized price per MWh	$58.72	$63.84
GWh billed	10,255	10,074
Capacity factor	94%	92%
Refueling Outage Days:
Indian Point 2	22	-
Indian Point 3	-	21
Palisades	-	9

Realized Price per MWh

See the Form 10-K for a discussion of Non-Utility Nuclear's realized price per MWh, including the factors that influence it and the increase in the annual average realized price per MWh from $39.40 for 2003 to $61.07 for 2009.  Non-Utility Nuclear is likely to experience a decrease in realized price per MWh in 2010, however, because as shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Non-Utility Nuclear has sold forward 91% of its planned energy output for the remainder of 2010 for an average contracted energy price of $57 per MWh.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $422 million for the three months ended March 31, 2009 to $435 million for the three months ended March 31, 2010 primarily due to an increase of $16 million in payroll-related and benefits costs and nuclear insurance premium refunds of $8 million received in 2009, partially offset by a decrease of $6 million due to 2008 storm costs at Entergy Arkansas which were deferred per an APSC order and were recovered through revenues in 2009 and a decrease of $5 million in customer write-offs.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to carrying charges on storm restoration costs recorded in the first quarter 2009 and a decrease in allowance for equity funds used during construction due to higher construction work in progress in 2009 primarily as a result of Hurricane Gustav and Hurricane Ike.  The decrease was partially offset by higher earnings on decommissioning trust funds.

Interest charges increased primarily due to an increase in long-term debt outstanding resulting from debt issuances by certain of the Utility operating companies in 2009.

Non-Utility Nuclear

Other operation and maintenance expenses increased from $200 million for the three months ended March 31, 2009 to $247 million for the three months ended March 31, 2010 primarily due to the write-off of $32 million of capital costs, primarily for software that will not be utilized, in connection with Entergy's decision to unwind the infrastructure created for the planned Non-Utility Nuclear spin-off transaction.  Also contributing to the increase were tritium remediation work at the Vermont Yankee site, higher pension and benefits expense, and higher insurance expense.

Other income increased primarily due to $16 million in charges in 2009 resulting from the recognition of impairments that are not considered temporary of certain equity securities held in Non-Utility Nuclear's decommissioning trust funds, increases in realized earnings on the decommissioning trust funds, and interest income from loans to Entergy subsidiaries.

Interest charges increased primarily due to the write-off of $37 million of debt financing costs, primarily incurred for Enexus's $1.2 billion credit facility, in connection with Entergy's decision to unwind the infrastructure created for the planned Non-Utility Nuclear spin-off transaction.

Parent & Other

Interest charges decreased primarily due to lower borrowings, including the redemption of $267 million of notes payable in December 2009, as well as lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

           The effective income tax rate for the first quarter 2010 was 40.3%.  The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter 2010 is primarily due to a charge of $16 million resulting from a change in tax law associated with the recently enacted federal healthcare legislation, as discussed below in "Critical Accounting Estimates".  Also contributing to the increased effective rate were state income taxes and certain book and tax differences for utility plant items.  These factors were partially offset by a $19 million tax benefit recorded in connection with Entergy's decision to unwind the infrastructure created for the planned Non-Utility Nuclear spin-off transaction resulting from implementation expenses that previously were not deductible for tax purposes.  Also offsetting the increased effective rate are book and tax differences related to storm cost financing and allowance for equity funds used during construction.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The effective income tax rate for the first quarter 2009 was 40.4%.  The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter 2009 is primarily due to state income taxes and certain book and tax differences for utility plant items, partially offset by book and tax differences related to storm cost financing and allowance for equity funds used during construction.

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2010	December 31, 2009

Net debt to net capital, excluding the Texas securitization bonds, which are non-recourse to Entergy Texas	51.3%	51.5%
Effect of excluding the securitization bonds	2.1%	2.1%
Net debt to net capital	53.4%	53.6%
Effect of subtracting cash from debt	3.6%	3.8%
Debt to capital	57.0%	57.4%

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

As discussed in the Form 10-K, Entergy Corporation has in place a $3.5 billion credit facility that expires in August 2012.  Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility.  As of March 31, 2010, amounts outstanding under the credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,615	$25	$860

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2010 through 2012.  See Part II, Item 5 in this report for an update regarding Entergy Arkansas’s White Bluff project.  Following are additional updates to the discussion in the Form 10-K.

Acadia Unit 2 Purchase Agreement

As discussed more fully in the Form 10-K, in October 2009, Entergy Louisiana announced that it has signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  Entergy Louisiana's purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  Currently the closing is expected to occur in the first quarter 2011.  Entergy Louisiana and Acadia Power Partners also have entered into a purchase power agreement for 100 percent of the output of Acadia Unit 2 that is expected to commence after receipt of all required regulatory approvals and is set to expire at the closing of the acquisition transaction.  Entergy Louisiana has filed with the LPSC for approval of the transaction, and the LPSC has approved the purchase power agreement.  The parties have agreed to a procedural schedule for the acquisition that would lead to LPSC consideration of the matter at its January 2011 meeting and includes a hearing before the ALJ in September 2010.

Dividends and Stock Repurchases

In the fourth quarter 2009 the Board granted authority for a $750 million share repurchase program.  As discussed above, at the same time that it announced its plans to unwind the business infrastructure associated with the proposed spin-off of the Non-Utility Nuclear business, Entergy also announced in April 2010 that it expected to execute on the $750 million share repurchase program and also that its next quarterly dividend on its common shares would be $0.83 per share, an increase from the previous $0.75 per share.  The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.

Sources of Capital

See Note 4 to the financial statements for discussion of long-term debt issuances by Entergy Louisiana and Entergy Mississippi in 2010.

Hurricane Gustav and Hurricane Ike

As discussed in the Form 10-K, in September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy's service territory.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55 financings).  Entergy Gulf States Louisiana’s and Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Act 55 financings, as discussed in the Form 10-K.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Act 55 financing savings to customers via a Storm Cost Offset rider.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Gulf States Louisiana, Entergy Louisiana, and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that includes these terms and also includes Entergy Gulf States Louisiana’s and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $15.5 million and $27.75 million of customer benefits, respectively, through prospective annual rate reductions of $3.1 million and $5.55 million for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued two financing orders and one ratemaking order intended to facilitate the implementation of the Act 55 financings.  Louisiana State Bond Commission approval is now required before Entergy Gulf States Louisiana and Entergy Louisiana proceed with the Act 55 financings.

Cash Flow Activity

As shown in Entergy's Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
	(In Millions)

Cash and cash equivalents at beginning of period	$1,710	$1,920

Cash flow provided by (used in):
Operating activities	674	375
Investing activities	(515)	(646)
Financing activities	(212)	154
Net decrease in cash and cash equivalents	(53)	(117)

Cash and cash equivalents at end of period	$1,657	$1,803

Operating Activities

Entergy's cash flow provided by operating activities increased by $299 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to the absence of the Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending that occurred in 2009.  In addition, an increase in Utility net revenue also contributed to the increase.  These increases were partially offset by decreased collection of fuel costs and an $87.8 million fuel cost refund made by Entergy Texas in the first quarter 2010 that is discussed further in Note 2 to the financial statements in the Form 10-K.  Operating cash flow provided by the Non-Utility Nuclear business was relatively unchanged, with its decline in net revenue offset by various, individually insignificant, factors.

Investing Activities

Net cash used in investing activities decreased by $131 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a decrease in nuclear fuel purchases and an increase in collateral deposits received from Non-Utility Nuclear counterparties.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Financing activities used cash flow of $212 million for the three months ended March 31, 2010 compared to providing cash flow of $154 million for the three months ended March 31, 2009.  The following significant financing cash flow activity occurred in the three months ended March 31, 2010 and 2009:

•
Entergy Corporation increased the net borrowings under its credit facilities by $49 million in the first quarter 2010 compared to decreasing the net borrowings under its credit facilities by $5 million in the first quarter 2009.  See Note 4 to the financial statements for a description of the Entergy Corporation credit facilities.

•
Entergy Texas issued $500 million of 7.125% Series Mortgage Bonds in January 2009 and used a portion of the proceeds to repay $100 million in borrowings outstanding on its long-term credit facility and $70.8 million in long-term debt prior to maturity in 2009.

•	The Utility operating companies increased the borrowings outstanding on their short-term credit facilities by $25 million in 2009.

In addition, in March 2010, Entergy Louisiana issued $150 million of 6.0% Series first mortgage bonds due March 2040.  Because the proceeds were deposited directly with a trustee and not held by Entergy Louisiana, the bond issuance is reported as a non-cash financing activity on the cash flow statement.  Entergy Louisiana used the proceeds in April 2010, together with other available funds, to redeem, prior to maturity, all of its $150 million 7.60% Series first mortgage bonds, due April 2032.

Rate, Cost-recovery, and Other Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation" in the Form 10-K for discussions of rate regulation, federal regulation, and related regulatory proceedings.

State and Local Rate Regulation and Fuel-Cost Recovery

See Note 2 to the financial statements herein for updates to the discussion in the Form 10-K regarding these proceedings.

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings.  Following are updates to that discussion.

System Agreement Proceedings

Rough Production Cost Equalization Rates

2009 Rate Filing Based on Calendar Year 2008 Production Costs

Several parties intervened in the 2009 rate proceeding at the FERC, including the LPSC and Ameren, which have also filed protests.  On July 27, 2009, the FERC accepted Entergy's proposed rates for filing, effective June 1, 2009, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures were terminated and a hearing before the ALJ was held in April 2010.  An initial decision is scheduled for August 2010.

Entergy Arkansas and Entergy Mississippi Notices of Termination of System Agreement Participation and Related APSC Investigation

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

In March 2010, Entergy Arkansas filed testimony and participated in the scheduled hearing.  Entergy Arkansas noted in its testimony that it is not reasonable to complete a comprehensive evaluation of strategic options by the end of 2010 and that forcing a decision would place parties in the untenable position of making critical decisions based on insufficient information.  Entergy Arkansas outlined three options for post-System Agreement operation of its electrical system:  1) Entergy Arkansas self providing as a stand-alone company for resource planning; 2) Entergy Arkansas plus new coordination agreements with third parties in which Entergy Arkansas self provides or contracts some functions, but also enters into one or more coordinating or pooling agreements with third parties, such as the Southwest Power Pool RTO; and 3) Successor Arrangements under which Entergy Arkansas plans for its own generation resources but enters into a new generation agreement with other Utility operating companies under a successor agreement intended to benefit all but avoid the litigation previously experienced.  Entergy Arkansas’s plan is expected to lead to a decision regarding critical path issues in late 2011; however, Entergy Arkansas anticipates several transition plan elements will move forward in 2010.  In an attempt to reach understanding of complex issues, Entergy Arkansas proposes to hold a series of five technical conferences in the coming months targeting specific subjects.  The initial technical conference is scheduled for May 5, 2010.

In early April 2010, Entergy Corporation and the Utility operating companies determined in connection with their decision-making process that it is appropriate to agree and commit that no Utility operating company will enter voluntarily into successor arrangements with the other Utility operating companies if its retail regulator finds successor arrangements are not in the public interest.  Hugh McDonald, chief executive officer of Entergy Arkansas, notified the APSC of this decision by a letter filed with the APSC on April 26, 2010.

June 2009 LPSC Complaint Proceeding

See the Form 10-K for a discussion of the complaint that the LPSC filed in June 2009 requesting that the FERC determine that certain of Entergy Arkansas' sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  Settlement procedures were unsuccessful, and a hearing in the matter is scheduled to commence in August 2010.  On April 16, 2010, the LPSC filed direct testimony in the proceeding alleging, among other things, that (1) Entergy violated the System Agreement by permitting Entergy Arkansas to make non-requirements sales to non-affiliated third parties rather than making such energy available to the other Utility operating companies’ customers; and (2) that over the period 2000 – 2009, these non-requirements sales caused harm to the Utility operating companies’ customers of $144.4 million and these customers should be compensated for this harm by Entergy’s shareholders.  The Utility operating companies believe the LPSC's allegations are without merit and will file their rebuttal testimony by May 25, 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Independent Coordinator of Transmission (ICT)

See the Form 10-K for a discussion of Entergy's ICT and transmission issues.  As discussed in the Form 10-K, the Entergy Regional State Committee (E-RSC), which is comprised of one representative from each of the Utility operating companies' retail regulators, has been formed to consider several of the issues related to Entergy's transmission system.  Among other things, the E-RSC, in concert with the FERC, is in the process of conducting a cost/benefits analysis comparing the ICT arrangement and a proposal under which Entergy would join the Southwest Power Pool RTO.  The E-RSC is also considering proposed modifications to the ICT arrangement that could be implemented commencing November 2010, when the initial term of the ICT ends.  It is anticipated that the E-RSC will reach its conclusions on the proposed modifications during the June/July 2010 timeframe, following which the proposed modifications will be filed with one or more of the Utility operating companies' retail regulators and the FERC prior to implementation.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the fluctuation of market power prices.  Following is an updated summary of the amount of the Non-Utility Nuclear business's output that is currently sold forward under physical or financial contracts (2010 represents the remainder of the year):

	2010	2011	2012	2013	2014
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent (1)	54%	63%	31%	12%	14%
Unit-contingent with availability guarantees (2)	37%	17%	14%	6%	3%
Firm LD (3)	0%	2%	2%	0%	0%
Total	91%	82%	47%	18%	17%
Planned generation (TWh)	30	41	41	40	41
Average contracted price per MWh (2)	$57	$55	$55	$50	$50

(1)	Unit-contingent is a transaction under which power is supplied from a specific generation asset; if the asset is not operating, seller is generally not liable to buyer for any damages.
(2)
Unit-contingent with availability guarantees is a transaction under which power is supplied from a specific generation asset; if the asset is not operating, seller is generally not liable to buyer for any damages, unless the actual availability over a specified period of time is below an availability threshold specified in the contract.

(3)
Firm LD is a transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract.

(4)
The Vermont Yankee acquisition included a PPA under which the former owners will buy most of the power produced by the plant through the expiration in 2012 of the current operating license for the plant.  The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly if twelve month rolling average power market prices drop below prices specified in the PPA, which has not happened thus far.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2010, based on power prices at that time, Entergy had no credit exposure under the guarantees in place supporting Entergy Nuclear Power Marketing (a Non-Utility Nuclear subsidiary) transactions, and $2 million of posted cash collateral.  As of March 31, 2010, the credit exposure associated with Non-Utility Nuclear assurance requirements would increase by $35 million for each $1 per MMBtu increase in gas prices in both the short-and long-term markets.   In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of March 31, 2010, Entergy would have been required to provide approximately $64 million of additional cash or letters of credit under some of the agreements.

As of March 31, 2010, for the planned energy output under contract for Non-Utility Nuclear through 2014, 99.7% of the planned energy output is under contract with counterparties with public investment grade credit ratings and 0.3% is with load-serving entities without public credit ratings.

In addition to selling the power produced by its plants, Non-Utility Nuclear sells unforced capacity that is used to meet requirements placed on load-serving distribution companies by the ISO in their area.  Following is a summary of the amount of Non-Utility Nuclear's unforced capacity that is currently sold forward, and the blended amount of Non-Utility Nuclear's planned generation output and unforced capacity that is currently sold forward (2010 represents the remainder of the year):

	2010	2011	2012	2013	2014
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	27%	25%	18%	16%	16%
Capacity contracts	46%	26%	30%	13%	0%
Total	73%	51%	48%	29%	16%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$3.1	$3.6	$3.0	$2.6	$-
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	92%	84%	51%	18%	15%
Average contract revenue per MWh	$59	$57	$57	$53	$50

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  Following is an update to that discussion.

Federal Healthcare Legislation

The Patient Protection and Affordable Care Act (PPACA) became federal law on March 23, 2010, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 became federal law and amended certain provisions of the PPACA.  These new federal laws change the law governing employer-sponsored group health plans, like Entergy's plans.  All of the effects of these changes are not yet determinable because technical guidance regarding application must still be issued, and Entergy will monitor these developments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

One provision of the new law that is effective in 2013 eliminates the federal income tax deduction for prescription drug expenses of Medicare beneficiaries for which the plan sponsor also receives the retiree drug subsidy under Part D.  Entergy receives subsidy payments under the Medicare Part D plan and therefore in the first quarter 2010 recorded a reduction to the deferred tax asset related to the unfunded other postretirement benefit obligation.  The offset was recorded as a $16 million charge to income tax expense or, for the Utility, including each Registrant Subsidiary, as a regulatory asset, as detailed in Note 2 to the financial statements herein.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
	2010	2009
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,006,931	$2,026,916
Natural gas	96,027	74,049
Competitive businesses	656,389	688,147
TOTAL	2,759,347	2,789,112

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	558,668	846,332
Purchased power	474,903	323,255
Nuclear refueling outage expenses	62,289	56,779
Other operation and maintenance	702,489	644,702
Decommissioning	51,576	48,742
Taxes other than income taxes	135,412	134,397
Depreciation and amortization	269,204	257,852
Other regulatory charges (credits) - net	28,092	(29,474)
TOTAL	2,282,633	2,282,585

OPERATING INCOME	476,714	506,527

OTHER INCOME
Allowance for equity funds used during construction	13,296	16,947
Interest and dividend income	48,209	46,387
Other than temporary impairment losses	-	(15,737)
Miscellaneous - net	(522)	(13,299)
TOTAL	60,983	34,298

INTEREST AND OTHER CHARGES
Interest on long-term debt	166,932	127,965
Other interest - net	12,267	19,293
Allowance for borrowed funds used during construction	(8,001)	(9,812)
TOTAL	171,198	137,446

INCOME BEFORE INCOME TAXES	366,499	403,379

Income taxes	147,685	163,046

CONSOLIDATED NET INCOME	218,814	240,333

Preferred dividend requirements of subsidiaries	5,015	4,998

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$213,799	$235,335

Earnings per average common share:
Basic	$1.13	$1.22
Diluted	$1.12	$1.20
Dividends declared per common share	$0.75	$0.75

Basic average number of common shares outstanding	189,202,684	192,593,601
Diluted average number of common shares outstanding	191,283,703	198,058,002

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$218,814	$240,333
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	438	1,210
Other regulatory charges (credits) - net	28,092	(29,474)
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	423,432	348,444
Deferred income taxes, investment tax credits, and non-current taxes accrued	133,533	155,029
Changes in working capital:
Receivables	43,830	102,428
Fuel inventory	(6,324)	(17,631)
Accounts payable	(79,250)	(134,008)
Taxes accrued	-	(12,784)
Interest accrued	(36,676)	(37,413)
Deferred fuel	964	275,508
Other working capital accounts	19,527	(120,505)
Provision for estimated losses and reserves	(35,870)	1,281
Changes in other regulatory assets	(66,248)	(447,882)
Changes in pensions and other postretirement liabilities	(40,884)	(29,158)
Other	70,887	79,241
Net cash flow provided by operating activities	674,265	374,619

INVESTING ACTIVITIES
Construction/capital expenditures	(447,476)	(455,737)
Allowance for equity funds used during construction	13,296	16,947
Nuclear fuel purchases	(65,336)	(118,890)
Proceeds from sale/leaseback of nuclear fuel	-	11,040
Proceeds from sale of assets and businesses	9,675	-
Collections remitted to securitization recovery trust account	(21,940)	(7,831)
NYPA value sharing payment	(72,000)	(72,000)
Decrease in other investments	96,416	7,339
Proceeds from nuclear decommissioning trust fund sales	770,781	583,166
Investment in nuclear decommissioning trust funds	(798,864)	(610,836)
Net cash flow used in investing activities	(515,448)	(646,802)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
	2010	2009
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	42,545	489,987
Common stock and treasury stock	6,078	927
Retirement of long-term debt	(100,289)	(215,023)
Changes in credit line borrowings - net	(13,368)	25,000
Dividends paid:
Common stock	(141,892)	(142,085)
Preferred stock	(5,015)	(4,998)
Net cash flow provided by (used in) financing activities	(211,941)	153,808

Effect of exchange rates on cash and cash equivalents	607	842

Net decrease in cash and cash equivalents	(52,517)	(117,533)

Cash and cash equivalents at beginning of period	1,709,551	1,920,491

Cash and cash equivalents at end of period	$1,657,034	$1,802,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$171,145	$176,892
Income taxes	$(1,385)	$(15,139)

Noncash financing activities:
Long-term debt retired (equity unit notes)	-	$(500,000)
Common stock issued in settlement of equity unit purchase contracts	-	$500,000
Proceeds from long-term debt issued for the purpose of refunding prior long-term debt	$150,000	-

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$75,446	$85,861
Temporary cash investments	1,581,588	1,623,690
Total cash and cash equivalents	1,657,034	1,709,551
Securitization recovery trust account	35,037	13,098
Accounts receivable:
Customer	570,657	553,692
Allowance for doubtful accounts	(28,432)	(27,631)
Other	144,116	152,303
Accrued unbilled revenues	250,657	302,463
Total accounts receivable	936,998	980,827
Deferred fuel costs	24,678	126,798
Accumulated deferred income taxes	24,155	-
Fuel inventory - at average cost	203,179	196,855
Materials and supplies - at average cost	833,715	825,702
Deferred nuclear refueling outage costs	214,155	225,290
System agreement cost equalization	70,000	70,000
Prepayments and other	733,669	386,040
TOTAL	4,732,620	4,534,161

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	39,651	39,580
Decommissioning trust funds	3,330,681	3,211,183
Non-utility property - at cost (less accumulated depreciation)	247,296	247,664
Other	111,340	120,273
TOTAL	3,728,968	3,618,700

PROPERTY, PLANT AND EQUIPMENT
Electric	36,508,160	36,343,772
Property under capital lease	782,722	783,096
Natural gas	316,136	314,256
Construction work in progress	1,667,720	1,547,319
Nuclear fuel under capital lease	-	527,521
Nuclear fuel	1,240,445	739,827
TOTAL PROPERTY, PLANT AND EQUIPMENT	40,515,183	40,255,791
Less - accumulated depreciation and amortization	16,976,188	16,866,389
PROPERTY, PLANT AND EQUIPMENT - NET	23,538,995	23,389,402

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	625,391	619,500
Other regulatory assets	3,738,435	3,647,154
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	74,028	-
Other	1,121,591	1,006,306
TOTAL	6,108,819	5,822,334

TOTAL ASSETS	$38,109,402	$37,364,597

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$800,414	$711,957
Notes payable	175,498	30,031
Accounts payable	877,093	998,228
Customer deposits	325,859	323,342
Accumulated deferred income taxes	7,100	48,584
Interest accrued	161,343	192,283
Deferred fuel costs	118,483	219,639
Obligations under capital leases	2,395	212,496
Pension and other postretirement liabilities	55,710	55,031
System agreement cost equalization	187,314	187,204
Other	348,572	215,202
TOTAL	3,059,781	3,193,997

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	7,906,361	7,422,319
Accumulated deferred investment tax credits	304,132	308,395
Obligations under capital leases	36,620	354,233
Other regulatory liabilities	534,523	421,985
Decommissioning and asset retirement cost liabilities	2,990,604	2,939,539
Accumulated provisions	92,907	141,315
Pension and other postretirement liabilities	2,199,476	2,241,039
Long-term debt	11,136,734	10,705,738
Other	677,464	711,334
TOTAL	25,878,821	25,245,897

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	216,721	217,343

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2010 and in 2009	2,548	2,548
Paid-in capital	5,373,424	5,370,042
Retained earnings	8,115,010	8,043,122
Accumulated other comprehensive income (loss)	85,392	(75,185)
Less - treasury stock, at cost (65,483,672 shares in 2010 and
65,634,580 shares in 2009)	4,716,295	4,727,167
Total common shareholders' equity	8,860,079	8,613,360
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	8,954,079	8,707,360

TOTAL LIABILITIES AND EQUITY	$38,109,402	$37,364,597

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010		2009
	(In Thousands)

RETAINED EARNINGS
Retained Earnings - Beginning of period	$8,043,122		$7,382,719

Add:
Net income attributable to Entergy Corporation	213,799	$213,799	235,335	$235,335
Adjustment related to implementation of new accounting pronouncement	-		6,365
Total	213,799		241,700

Deduct:
Dividends declared on common stock	141,911		142,090

Retained Earnings - End of period	$8,115,010		$7,482,329

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$117,943		$120,830

Pension and other postretirement liabilities	(267,939)		(232,232)

Net unrealized investment gains (losses)	72,162		(4,402)

Foreign currency translation	2,649		3,106
Total	(75,185)		(112,698)

Net derivative instrument fair value changes
arising during the period (net of tax expense of $87,259 and $57,186)	142,538	142,538	87,714	87,714

Pension and other postretirement liabilities (net of tax expense (benefit) of $891 and ($135))	1,805	1,805	(857)	(857)

Net unrealized investment gains (losses) (net of tax expense (benefit) of $17,813
and ($35,977))	16,841	16,841	(25,417)	(25,417)

Adjustment related to implementation of new accounting pronouncement (net of tax benefit of ($4,921))	-	-	(6,365)	-

Foreign currency translation (net of tax benefit of ($327) and ($454))	(607)	(607)	(843)	(843)

Balance at end of period:
Accumulated derivative instrument fair value changes	260,481		208,544

Pension and other postretirement liabilities	(266,134)		(233,089)

Net unrealized investment gains (losses)	89,003		(36,184)

Foreign currency translation	2,042		2,263
Total	$85,392		$(58,466)

Add: preferred dividend requirements of subsidiaries		5,015		4,998

Comprehensive Income		$379,391		$300,930

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$5,370,042		$4,869,303

Add:
Common stock issuances in settlement of equity unit purchase contracts	-		499,934
Common stock issuances related to stock plans	3,382		1,209
Total	3,382		501,143

Paid-in Capital - End of period	$5,373,424		$5,370,446

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

			Increase/
Description	2010	2009	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$818	$756	$62	8
Commercial	526	560	(34)	(6)
Industrial	521	548	(27)	(5)
Governmental	50	53	(3)	(6)
Total retail	1,915	1,917	(2)	-
Sales for resale	83	74	9	12
Other	9	36	(27)	(75)
Total	$2,007	$2,027	$(20)	(1)

Utility Billed Electric Energy
Sales (GWh):
Residential	9,645	7,893	1,752	22
Commercial	6,472	6,194	278	4
Industrial	8,733	8,139	594	7
Governmental	592	562	30	5
Total retail	25,442	22,788	2,654	12
Sales for resale	1,317	1,387	(70)	(5)
Total	26,759	24,175	2,584	11

Non-Utility Nuclear:
Operating Revenues	$614	$656	$(42)	(6)
Billed Electric Energy Sales (GWh)	10,255	10,074	181	2

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

Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.  Following are updates to that information.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fuel and purchased power cost recovery

See Entergy Corporation and Subsidiaries' "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - System Agreement Proceedings" for updates to the discussion in the Form 10-K regarding the System Agreement proceedings.

Entergy Mississippi

In August 2009 the MPSC retained an independent audit firm to audit Entergy Mississippi's fuel adjustment clause submittals for the period October 2007 through September 2009.  The independent audit firm submitted its report to the MPSC in December 2009.  The report does not recommend that any costs be disallowed for recovery.  The report did suggest that some costs, less than one percent of the fuel and purchased power costs recovered during the period, may have been more reasonably charged to customers through base rates rather than through fuel charges, but the report did not suggest that customers should not have paid for those costs.  In November 2009 the MPSC also retained another firm to review processes and practices related to fuel and purchased energy.  The results of that review were filed with the MPSC in March 2010.  In that report, the independent consulting firm found that the practices and procedures in activities that directly affect the costs recovered through Entergy Mississippi's fuel adjustment clause appear reasonable.  Both audit reports were certified by the MPSC to the Mississippi Legislature, as required by Mississippi law.  In March 2010, the MPSC opened a docket to consider revisions to its rules regarding recovery of fuel and energy costs and other general matters related to fuel adjustment clauses and fuel audits.

Storm Cost Recovery Filings

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and has reinstated storm reserve accounting effective January 1, 2009.  A hearing on Entergy Arkansas' request was held in March 2010, and in April 2010 the ALJ approved Entergy Arkansas’s establishment of a storm cost reserve account.

Entergy Gulf States Louisiana and Entergy Louisiana Hurricane Gustav and Hurricane Ike Filing

As discussed in the Form 10-K, in September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy's service territory.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55 financings).  Entergy Gulf States Louisiana’s and Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Act 55 financings, as discussed in the Form 10-K.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Act 55 financing savings to customers via a Storm Cost Offset rider.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Gulf States Louisiana, Entergy Louisiana, and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that

Entergy Corporation and Subsidiaries
Notes to Financial Statements

includes these terms and also includes Entergy Gulf States Louisiana’s and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $15.5 million and $27.75 million of customer benefits, respectively, through prospective annual rate reductions of $3.1 million and $5.55 million for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued two financing orders and one ratemaking order intended to facilitate the implementation of the Act 55 financings.  Louisiana State Bond Commission approval is now required before Entergy Gulf States Louisiana and Entergy Louisiana proceed with the Act 55 financings.

Federal Healthcare Legislation

The Patient Protection and Affordable Care Act (PPACA) became federal law on March 23, 2010, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 became federal law and amended certain provisions of the PPACA.  These new federal laws change the law governing employer-sponsored group health plans, like Entergy's plans.  All of the effects of these changes are not yet determinable because technical guidance regarding application must still be issued, and Entergy will monitor these developments.

One provision of the new law that is effective in 2013 eliminates the federal income tax deduction for prescription drug expenses of Medicare beneficiaries for which the plan sponsor also receives the retiree drug subsidy under Part D.  Entergy receives subsidy payments under the Medicare Part D plan and therefore in the first quarter 2010 recorded a reduction to the deferred tax asset related to the unfunded other postretirement benefit obligation.  The offset was recorded as a charge to income tax expense or, for the Utility, including each Registrant Subsidiary, as a regulatory asset.  The Utility has a regulatory asset of $99 million recorded for this, including $31 million at Entergy Arkansas, $16 million at Entergy Gulf States Louisiana, $19 million at Entergy Louisiana, $10 million at Entergy Mississippi, $7 million at Entergy New Orleans, $11 million at Entergy Texas, and $5 million at System Energy.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to the Form 10-K.

Filings with the APSC

On September 4, 2009, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Entergy Arkansas requested a $223.2 million base rate increase that would become effective in July 2010.  In testimony filed in March 2010, Entergy Arkansas lowered its requested base rate increase to $168.6 million.  The request now reflects a 10.65% return on common equity, using a projected capital structure, and proposes a formula rate plan mechanism.  Proposed formula rate plan provisions include a +/- 25 basis point bandwidth, with earnings outside the bandwidth reset to the 10.65% return on common equity midpoint and rates changing on a prospective basis depending on whether Entergy Arkansas is over or under-earning.  The proposed formula rate plan also includes a recovery mechanism for APSC-approved costs for additional capacity purchases or construction/acquisition of new transmission or generating facilities.  Entergy Arkansas also lowered its requested annual storm damage accrual to $13.8 million.  The latest APSC Staff position filed in testimony proposes a $49 million revenue increase reflecting a 10.1% return on common equity and $10 million for the 2009 ice storm.  In the event a formula rate plan is adopted, the APSC Staff recommends a further return on common equity reduction to 9.6%.  The APSC scheduled hearings in the proceeding beginning in May 2010.

Filings with the LPSC

(Entergy Louisiana)

See the Form 10-K for a discussion of Entergy Louisiana’s formula rate plan that the LPSC approved for the 2008, 2009, and 2010 test years.  Entergy Louisiana, effective with the November 2009 billing cycle, reset its rates to achieve a 10.25% return on equity for the 2008 test year.  The rate reset, a $2.5 million increase that includes a $16.3 million cost of service adjustment less a $13.8 million net reduction for decreased capacity costs and a base rate

Entergy Corporation and Subsidiaries
Notes to Financial Statements

reclassification, was implemented for the November 2009 billing cycle, and the rate reset was subject to refund pending review of the 2008 test year filing that was made in October 2009.  In April 2010, Entergy Louisiana and the LPSC staff submitted a joint report on the 2008 test year filing and requested that the LPSC accept the report, which will result in a $0.1 million reduction in current rates effective in the May 2010 billing cycle and a $0.1 million refund.  In addition, Entergy Louisiana will move the recovery of approximately $12.5 million of capacity costs from fuel adjustment clause recovery to base rate recovery.  At its April 21, 2010 meeting, the LPSC accepted the joint report.

Filings with the MPSC

In September 2009, Entergy Mississippi filed with the MPSC proposed modifications to its formula rate plan rider.  In March 2010 the MPSC issued an order: (1) providing the opportunity for a reset of Entergy Mississippi's return on common equity to a point within the formula rate plan bandwidth and eliminating the 50/50 sharing that had been in the plan, (2) modifying the performance measurement process, and (3) replacing the revenue change limit of two percent of revenues, which was subject to a $14.5 million revenue adjustment cap, with a limit of four percent of revenues, although any adjustment above two percent requires a hearing before the MPSC.  The MPSC did not approve Entergy Mississippi's request to use a projected test year for its annual scheduled formula rate plan filing and, therefore, Entergy Mississippi will continue to use a historical test year for its annual evaluation reports under the plan.

On March 15, 2010, Entergy Mississippi submitted its 2009 test year filing, its first annual filing under the new formula rate plan rider.  The filing requests an $11.8 million revenue increase to reset Entergy Mississippi's return on common equity to 11.74%, which is a point within the formula rate plan bandwidth.  The formula rate plan calls for new rates to be implemented in June 2010.  The Mississippi Public Utilities Staff has informed Entergy Mississippi by letter that, based upon the information the Staff has reviewed to date, the Staff has identified certain possible adjustments for consideration and that the Staff's review of the filing is ongoing.

NOTE 3.  EQUITY  (Entergy Corporation)

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended March 31,
	2010			2009
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$213.8	189.2	$1.13	$235.3	192.6	$1.22
Average dilutive effect of:
Stock options	-	2.1	(0.01)	-	2.0	(0.01)
Equity units	-	-	-	$ 3.2	3.5	(0.01)

Diluted earnings per share	$213.8	191.3	$1.12	$238.5	198.1	$1.20

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Treasury Stock

During the first quarter 2010, Entergy Corporation issued 150,908 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.

Retained Earnings

On April 5, 2010, Entergy Corporation's Board of Directors declared a common stock dividend of $0.83 per share, payable on June 1, 2010 to holders of record as of May 12, 2010.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of $3.5 billion.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.09% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2010 was 0.671% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2010.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$2,615	$25	$860

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

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of March 31, 2010 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2010

Entergy Arkansas	April 2010	$88 million (b)	5.00%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.66%	-
Entergy Louisiana	August 2012	$200 million (d)	0.66%	-
Entergy Mississippi	May 2010	$35 million (e)	2.00%	-
Entergy Mississippi	May 2010	$25 million (e)	2.00%	-
Entergy Mississippi	May 2010	$10 million (e)	2.00%	-
Entergy Texas	August 2012	$100 million (f)	0.72%	-

(a)	The interest rate is the rate as of March 31, 2010 that would be applied to the outstanding borrowings under the facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(b)
In April 2010, Entergy Arkansas renewed its credit facility through April 2011 in the amount of $75.125 million.  The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization and, prior to its renewal, contained an interest rate floor of 5%.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of March 31, 2010, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($159 million as of March 31, 2010 and $168 million as of December 31, 2009) is excluded from debt and capitalization in calculating the debt ratio.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of March 31, 2010, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Prior to expiration on May 31, 2010, Entergy Mississippi expects to renew all of its credit facilities.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of March 31, 2010, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2011 under a FERC order dated October 14, 2009. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2010 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	-
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy	$200	-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 12 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE) effective in the first quarter 2010.  The variable interest entities have short-term credit facilities and issue commercial paper (CP) to finance the acquisition and ownership of nuclear fuel as follows as of March 31, 2010:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Expiration Date	Amount of Facility	Interest Rate on Borrowings	Interest Rate on CP Issuances	Amount Drawn as of March 31, 2010	Amount of CP issued as of March 31, 2010	Weighted Average CP Rate
	(Dollars in Millions)

Entergy Arkansas VIE	August 2010	$80	0.65%	0.40%	-	$39.6	0.34%
Entergy Gulf States Louisiana VIE	August 2010	$75	0.75%	n/a	$29.2	n/a	n/a
Entergy Louisiana VIE	August 2010	$80	0.65%	0.40%	-	$72.1	0.36%
System Energy VIE	August 2010	$85	0.65%	0.40%	-	$6.1	0.35%

The amount outstanding on these credit facilities and commercial paper issuances are presented as "Notes payable" on the balance sheets.  The commitment fees on the credit facilities range from 0.10% to 0.125% of the commitment amount.  Each credit facility requires the respective lessee (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.

The variable interest entities had long-term notes payable that are included in long-term debt on the respective balance sheets as of March 31, 2010 as follows:

Company	Description	Amount

Entergy Arkansas VIE	5.60% Series G due September 2011	$35 million
Entergy Arkansas VIE	9% Series H due June 2013	$30 million
Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Gulf States Louisiana VIE	5.56% Series N due May 2013	$75 million
Entergy Gulf States Louisiana VIE	5.41% Series O due July 2012	$60 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
System Energy VIE	6.29% Series F due September 2013	$70 million

In addition, in April 2010 the System Energy VIE issued $60 million of long-term debt, 5.33% Series G due April 2015.

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities' credit facilities, commercial paper, and long-term notes payable is included as fuel expense.

Debt Issuances

(Entergy Louisiana)

In March 2010, Entergy Louisiana issued $150 million of 6.0% Series first mortgage bonds due March 2040.  Entergy Louisiana used the proceeds in April 2010, together with other available funds, to redeem, prior to maturity, all of its $150 million 7.60% Series first mortgage bonds, due April 2032.

(Entergy Mississippi)

In April 2010, Entergy Mississippi issued $80 million of 6.20% Series first mortgage bonds due April 2040.  Entergy Mississippi expects to use the proceeds, together with other available funds, to redeem, prior to maturity, all of its $100 million 7.25% Series first mortgage bonds, due December 2032.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2010 are as follows:

	Book Value of Long-Term Debt (a)	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$11,129,055	$11,423,388
Entergy Arkansas	$1,572,926	$1,618,601
Entergy Gulf States Louisiana	$1,752,243	$1,801,663
Entergy Louisiana	$1,738,459	$1,778,171
Entergy Mississippi	$845,322	$877,934
Entergy New Orleans	$198,025	$201,181
Entergy Texas	$1,648,968	$1,773,766
System Energy	$548,132	$552,944

(a)
The values exclude lease obligations of $224 million at Entergy Louisiana and $225 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $178 million at Entergy, and include debt due within one year.

(b)	The fair value is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy's plans generally vest over three years.

The following table includes financial information for stock options for the first quarter for each of the years presented:

	2010	2009
	(In Millions)

Compensation expense included in Entergy's Net Income for the first quarter	$3.9	$4.3
Tax benefit recognized in Entergy's Net Income for the first quarter	$1.5	$1.6
Compensation cost capitalized as part of fixed assets and inventory as of March 31,	$0.7	$0.8

Entergy granted 1,407,900 stock options during the first quarter 2010 with a weighted-average fair value of $13.18.  At March 31, 2010, there were 12,547,629 stock options outstanding with a weighted-average exercise price of $70.82.  The aggregate intrinsic value of the stock options outstanding at March 31, 2010 was $132.2 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the first quarters of 2010 and 2009, included the following components:

	2010	2009
	(In Thousands)

Service cost - benefits earned during the period	$26,239	$22,412
Interest cost on projected benefit obligation	57,802	54,543
Expected return on assets	(64,902)	(62,305)
Amortization of prior service cost	1,164	1,249
Amortization of loss	16,475	5,600
Net pension costs	$36,778	$21,499

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the first quarters of 2010 and 2009, included the following components:

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,944	$2,116	$2,443	$1,163	$516	$1,067	$1,033
Interest cost on projected
benefit obligation	12,319	6,094	7,135	3,807	1,510	3,967	2,252
Expected return on assets	(12,659)	(7,688)	(8,194)	(4,313)	(1,809)	(5,137)	(2,952)
Amortization of prior service
Cost	196	75	119	79	44	59	8
Amortization of loss	4,126	1,906	2,151	1,091	636	802	132
Net pension cost	$7,926	$2,503	$3,654	$1,827	$897	$758	$473

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,400	$1,748	$1,974	$995	$425	$917	$880
Interest cost on projected
benefit obligation	11,761	5,279	6,940	3,676	1,470	3,935	2,139
Expected return on assets	(12,187)	(7,516)	(8,197)	(4,236)	(1,815)	(5,185)	(2,766)
Amortization of prior service
Cost	212	110	119	85	52	80	9
Amortization of loss	1,764	79	703	324	305	43	109
Net pension cost/(income)	$4,950	($300)	$1,539	$844	$437	($210)	$371

Entergy Corporation and Subsidiaries
Notes to Financial Statements

         Entergy recognized $4.7 million and $4.4 million in pension cost for its non-qualified pension plans in the first quarters of 2010 and 2009, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the first quarters of 2010 and 2009:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-Qualified Pension Cost First Quarter 2010	$101	$41	$6	$50	$6	$170
Non-Qualified Pension Cost First Quarter 2009	$99	$97	$6	$43	$20	$185

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2010 and 2009, included the following components:

	2010	2009
	(In Thousands)

Service cost - benefits earned during the period	$13,078	$11,691
Interest cost on APBO	19,020	18,816
Expected return on assets	(6,553)	(5,871)
Amortization of transition obligation	932	933
Amortization of prior service cost	(3,015)	(4,024)
Amortization of loss	4,317	4,743
Net other postretirement benefit cost	$27,779	$26,288

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the first quarters of 2010 and 2009, included the following components:

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Service cost - benefits earned
during the period	$1,843	$1,370	$1,371	$550	$347	$697	$563
Interest cost on APBO	3,629	2,144	2,269	1,093	900	1,582	641
Expected return on assets	(2,445)	-	-	(888)	(725)	(1,718)	(468)
Amortization of transition
obligation	205	60	96	88	415	66	2
Amortization of prior service
cost	(197)	(77)	117	(62)	90	19	(191)
Amortization of loss	1,690	663	609	476	274	752	325
Net other postretirement
benefit cost	$4,725	$4,160	$4,462	$1,257	$1,301	$1,398	$872

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Service cost - benefits earned
during the period	$1,765	$1,196	$1,147	$530	$311	$619	$513
Interest cost on APBO	3,759	2,005	2,297	1,173	967	1,490	605
Expected return on assets	(2,143)	-	-	(757)	(684)	(1,556)	(414)
Amortization of transition
obligation	205	60	96	88	416	66	2
Amortization of prior service
cost	(197)	(77)	117	(62)	90	19	(245)
Amortization of loss	2,087	494	553	657	381	799	320
Net other postretirement
benefit cost	$5,476	$3,678	$4,210	$1,629	$1,481	$1,437	$781

Employer Contributions

Based on current assumptions, Entergy expects to contribute $254 million to its qualified pension plans in 2010.  Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2009 plan year and beyond, may affect the level of Entergy’s pension contributions in the future.  As of the end of April 2010, Entergy had contributed $112 million to its pension plans.  Therefore, Entergy presently anticipates contributing an additional $142 million to fund its qualified pension plans in 2010.

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2010:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2010 pension contributions	$71,177	$18,858	$35,909	$17,792	$6,961	$10,635	$16,094
Pension contributions made through April 2010	$32,163	$6,936	$11,337	$7,441	$2,204	$3,302	$6,194
Remaining estimated pension contributions to be made in 2010	$39,014	$11,922	$24,572	$10,351	$4,757	$7,333	$9,900

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2009 Accumulated Postretirement Benefit Obligation (APBO) by $215 million, and reduced the first quarter 2010 and 2009 other postretirement benefit cost by $6.6 million and $6.0 million, respectively.  In the first quarter 2010, Entergy received $1.2 million in Medicare subsidies for prescription drug claims.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2009 APBO and the first quarters 2010 and 2009 other postretirement benefit cost for the Registrant Subsidiaries as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Reduction in 12/31/2009 APBO	($45,809)	($22,227)	($25,443)	($14,824)	($9,798)	($16,652)	($7,965)
Reduction in first quarter 2010
other postretirement benefit cost	($1,314)	($850)	($786)	($412)	($268)	($277)	($267)
Reduction in first quarter 2009
other postretirement benefit cost	($1,235)	($814)	($695)	($391)	($261)	($240)	($231)
Medicare subsidies received in the
first quarter 2010	$269	$157	$174	$95	$92	$135	$30

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy's reportable segments as of March 31, 2010 are Utility and Non-Utility Nuclear.  Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana.  Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers.  "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business, and earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the first quarters of 2010 and 2009 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2010
Operating revenues	$2,103,829	$613,776	$48,581	($6,839)	$2,759,347
Income taxes (benefit)	$89,970	$86,205	($28,490)	$-	$147,685
Consolidated net income (loss)	$142,971	$94,226	($24)	($18,359)	$218,814
Total assets	$29,253,077	$9,405,822	$1,329,834	($1,927,323)	$38,061,410

2009
Operating revenues	$2,102,206	$656,187	$37,742	($7,023)	$2,789,112
Income taxes (benefit)	$73,464	$102,077	($12,495)	$-	$163,046
Consolidated net income (loss)	$115,968	$180,882	($38,158)	($18,359)	$240,333
Total assets	$28,658,115	$8,136,681	$2,175,033	($2,357,242)	$36,612,587

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation.  Eliminations are primarily intersegment activity.  Almost all of Entergy's goodwill is related to the Utility segment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

On April 5, 2010, Entergy announced that, effective immediately, it plans to unwind the business infrastructure associated with its proposed plan to spin-off its Non-Utility Nuclear business.  As a result of the plan to unwind the business infrastructure, Entergy recorded expenses in the first quarter 2010 in the Non-Utility Nuclear segment for the write-off of certain capitalized costs incurred in connection with the planned spin-off transaction.  Other operation and maintenance expenses include the write-off of $32 million of capital costs, primarily for software that will not be utilized.  Interest charges include the write-off of $37 million of debt financing costs, primarily incurred for Enexus's $1.2 billion credit facility.  Entergy expects that it will incur approximately $50 million in additional expenses in unwinding this business through the remainder of 2010, including additional write-offs, dis-synergies, and certain other costs.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Derivatives

The fair values of Entergy's derivative instruments in the consolidated balance sheet as of March 31, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value	Business

Derivatives designated as hedging instruments

Assets:
Electricity futures, forwards, and swaps	Prepayments and other (current portion)	$264 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other deferred debits and other assets (non-current portion)	$168 million	Non-Utility Nuclear

Derivatives not designated as hedging instruments

Liabilities:
Natural gas swaps	Other current liabilities	$70 million	Utility

The fair values of Entergy's derivative instruments in the consolidated balance sheet as of December 31, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Business

Derivatives designated as hedging instruments

Assets:
Electricity futures, forwards, and swaps	Prepayments and other (current portion)	$109 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other deferred debits and other assets (non-current portion)	$91 million	Non-Utility Nuclear

Derivatives not designated as hedging instruments

Assets:
Natural gas swaps	Prepayments and other	$8 million	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the three months ended March 31, 2010 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

Electricity futures, forwards, and swaps	$268 million	Competitive businesses operating revenues	$36 million

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the three months ended March 31, 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

Electricity futures, forwards, and swaps	$201 million	Competitive businesses operating revenues	$57 million

        Electricity over-the-counter swaps that financially settle against day-ahead power pool prices are used to manage price exposure for Non-Utility Nuclear generation.  Based on market prices as of March 31, 2010, cash flow hedges relating to power sales totaled $432 million of net gains, of which approximately $264 million are expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI, however, could vary due to future changes in market prices.  Gains totaling approximately $36 million were realized on the maturity of cash flow hedges for the three months ended March 31, 2010.  Unrealized gains or losses recorded in OCI result from hedging power output at the Non-Utility Nuclear power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted power transactions at March 31, 2010 is approximately four years.  Planned generation currently sold forward from Non-Utility Nuclear power plants is 91% for the remaining three quarters of 2010 of which approximately 40% is sold under financial hedges and the remainder under normal purchase/sale contracts.  The ineffective portion of the change in the value of Entergy's cash flow hedges during the three months ended March 31, 2010 was insignificant.  Certain of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.   The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  At March 31, 2010, no hedge contracts were in a liability position.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price risk for the Utility's Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of March 31, 2010 is 55,470,000 MMBtu for Entergy, 13,450,000 MMBtu for Entergy Gulf States Louisiana, 23,510,000 MMBtu for Entergy Louisiana, and 18,510,000 MMBtu for Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2010 is as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($86) million

The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2009 is as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($24) million

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries' derivative instruments on their balance sheets as of March 31, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant
Derivatives not designated as hedging instruments
Liabilities:
Natural gas swaps	Gas hedge contracts	$17.0 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$29.7 million	Entergy Louisiana
Natural gas swaps	Gas hedge contracts	$23.4 million	Entergy Mississippi

The fair values of the Registrant Subsidiaries' derivative instruments on their balance sheets as of December 31, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps	Prepayments and other	$2.1 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.4 million	Entergy Louisiana
Natural gas swaps	Gas hedge contracts	$2.9 million	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the three months ended March 31, 2010 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($21.2) million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($36.2) million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($27.8) million	Entergy Mississippi

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the three months ended March 31, 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.7) million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($13.2) million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($11.4) million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.0 million	Entergy New Orleans

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered through fuel recovery mechanisms.

Fair Values

The estimated fair values of Entergy's financial instruments and derivatives are determined using bid prices and market quotes.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments other than natural gas swaps held by regulated businesses are reflected in future rates and therefore do not accrue to the benefit or detriment of shareholders.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

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

•
Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Assets are valued based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Prices are reviewed and can be challenged with the independent parties and/or overridden by Entergy if it is believed such would be more reflective of fair value.  Level 2 inputs include the following:

-	quoted prices for similar assets or liabilities in active markets;
-	quoted prices for identical assets or liabilities in inactive markets;
-	inputs other than quoted prices that are observable for the asset or liability; or
-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 2 consists primarily of individually owned debt instruments or shares in common trusts.  Common trust funds are stated at estimated fair value based on the fair market value of the underlying investments.

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management's best estimate of fair value for the asset or liability.  Level 3 consists primarily of derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities.  The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy's Non-Utility Nuclear business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants' bus bar to the contract's point of delivery, generally a power market hub, for the period thereafter.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties' credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  All of the $432 million of cash flow hedges as of March 31, 2010 are in-the-money contracts with counterparties who are all currently investment grade.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth, by level within the fair value hierarchy, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,582	$-	$-	$1,582
Decommissioning trust funds
Equity securities	496	1,478	-	1,974
Debt securities	452	905	-	1,357
Power contracts	-	-	432	432
Securitization recovery trust account	35	-	-	35
Other investments	34	-	-	34
	$2,599	$2,383	$432	$5,414

Liabilities:
Gas hedge contracts	$70	$-	$-	$70

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,624	$-	$-	$1,624
Decommissioning trust funds:
Equity securities	528	1,260	-	1,788
Debt securities	443	980	-	1,423
Power contracts	-	-	200	200
Securitization recovery trust account	13	-	-	13
Gas hedge contracts	8	-	-	8
Other investments	42	-	-	42
	$2,658	$2,240	$200	$5,098

The following table sets forth a reconciliation of changes in the assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2010 and 2009:

	2010	2009
	(In Millions)

Balance as of January 1,	$200	$207

Price changes (unrealized gains/losses)	268	201
Settlements	(36)	(57)

Balance as of March 31,	$432	$351

Entergy Corporation and Subsidiaries
Notes to Financial Statements

 The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries' assets that are accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$163.8	$-	$-	$163.8
Decommissioning trust funds:
Equity securities	4.4	262.4	-	266.8
Debt securities	14.0	178.7	-	192.7
	$182.2	$441.1	$-	$623.3

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$82.9	$-	$-	$82.9
Decommissioning trust funds:
Equity securities	15.4	205.3	-	220.7
Debt securities	17.6	201.9	-	219.5
	$115.9	$407.2	$-	$523.1

Entergy Gulf States Louisiana

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$108.5	$-	$-	$108.5
Decommissioning trust funds:
Equity securities	2.1	199.8	-	201.9
Debt securities	27.8	133.2	-	161.0
	$138.4	$333.0	$-	$471.4

Liabilities:
Gas hedge contracts	$17.0	$-	$-	$17.0

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$144.3	$-	$-	$144.3
Decommissioning trust funds:
Equity securities	6.7	175.5	-	182.2
Debt securities	25.3	142.0	-	167.3
Gas hedge contracts	2.1	-	-	2.1
	$178.4	$317.5	$-	$495.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$101.4	$-	$-	$101.4
Decommissioning trust funds:
Equity securities	4.5	126.5	-	131.0
Debt securities	44.5	43.8	-	88.3
Other investments	0.8	-	-	0.8
	$151.2	$170.3	$-	$321.5

Liabilities:
Gas hedge contracts	$29.7	$-	$-	$29.7

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$151.7	$-	$-	$151.7
Decommissioning trust funds:
Equity securities	7.0	110.9	-	117.9
Debt securities	44.3	46.9	-	91.2
Gas hedge contracts	3.4	-	-	3.4
Other investments	0.8	-	-	0.8
	$207.2	$157.8	$-	$365.0

Entergy Mississippi

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.1	$-	$-	$9.1
Other investments	31.9	-	-	31.9
	$41.0	$-	$-	$41.0

Liabilities:
Gas hedge contracts	$23.4	$-	$-	$23.4

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$90.3	$-	$-	$90.3
Gas hedge contracts	2.9	-	-	2.9
Other investments	31.9	-	-	31.9
	$125.1	$-	$-	$125.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$168.3	$-	$-	$168.3
Other investments	1.2	-	-	1.2
	$169.5	$-	$-	$169.5

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$190.0	$-	$-	$190.0
Other investments	9.5	-	-	9.5
	$199.5	$-	$-	$199.5

Entergy Texas

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$103.9	$-	$-	$103.9
Securitization recovery trust account	35.0	-	-	35.0
	$138.9	$-	$-	$138.9

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$199.2	$-	$-	$199.2
Securitization recovery trust account	13.1	-	-	13.1
	$212.3	$-	$-	$212.3

System Energy

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$284.5	$-	$-	$284.5
Decommissioning trust funds:
Equity securities	2.2	195.6	-	197.8
Debt securities	89.5	59.8	-	149.3
	$376.2	$255.4	$-	$631.6

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$263.6	$-	$-	$263.6
Decommissioning trust funds:
Equity securities	2.1	180.2	-	182.3
Debt securities	78.4	66.3	-	144.7
	$344.1	$246.5	$-	$590.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The securities held as of March 31, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$1,974	$326	$20
Debt Securities	1,357	58	5
Total	$3,331	$384	$25

2009
Equity Securities	$1,788	$311	$30
Debt Securities	1,423	63	8
Total	$3,211	$374	$38

The amortized cost of debt securities was $1,300 million as of March 31, 2010 and $1,368 million as of December 31, 2009.  As of March 31, 2010, the debt securities have an average coupon rate of approximately 4.54%, an average duration of approximately 5.06 years, and an average maturity of approximately 8.3 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$12	$-	$293	$3
More than 12 months	167	20	29	2
Total	$179	$20	$322	$5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$57	$1	$311	$6
More than 12 months	205	29	18	2
Total	$262	$30	$329	$8

The unrealized losses in excess of twelve months on equity securities above relate to Entergy's Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)
less than 1 year	$35	$31
1 year - 5 years	553	676
5 years - 10 years	442	388
10 years - 15 years	113	131
15 years - 20 years	58	34
20 years+	156	163
Total	$1,357	$1,423

During the three months ended March 31, 2010 and 2009, proceeds from the dispositions of securities amounted to $771 million and $583 million, respectively.  During the three months ended March 31, 2010 and 2009, gross gains of $15 million and $14 million, respectively, and gross losses of $2 million and $16 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$266.8	$73.4	$2.2
Debt Securities	192.7	9.9	1.2
Total	$459.5	$83.3	$3.4

2009
Equity Securities	$220.7	$60.1	$3.4
Debt Securities	219.5	10.7	1.7
Total	$440.2	$70.8	$5.1

The amortized cost of debt securities was $184.0 million as of March 31, 2010 and $210.5 million as of December 31, 2009.  As of March 31, 2010, the debt securities have an average coupon rate of approximately 4.56%, an average duration of approximately 4.67 years, and an average maturity of approximately 5.8 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$20.7	$0.2
More than 12 months	21.8	2.2	10.1	1.0
Total	$21.8	$2.2	$30.8	$1.2

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$31.9	$1.2
More than 12 months	26.8	3.4	3.9	0.5
Total	$26.8	$3.4	$35.8	$1.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

less than 1 year	$6.9	$6.7
1 year - 5 years	83.1	133.2
5 years - 10 years	91.3	68.2
10 years - 15 years	3.6	5.1
15 years - 20 years	2.5	-
20 years+	5.3	6.3
Total	$192.7	$219.5

During the three months ended March 31, 2010 and 2009, proceeds from the dispositions of securities amounted to $99.0 million and $29.8 million, respectively.  During the three months ended March 31, 2010 and 2009, gross gains of $2.0 million and $0.1 million, respectively, and gross losses of $0.3 million and $0.8 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$201.9	$25.1	$3.4
Debt Securities	161.0	9.0	0.7
Total	$362.9	$34.1	$4.1

2009
Equity Securities	$182.2	$17.0	$5.3
Debt Securities	167.3	10.0	0.9
Total	$349.5	$27.0	$6.2

The amortized cost of debt securities was $152.7 million as of March 31, 2010 and $158.5 million as of December 31, 2009.  As of March 31, 2010, the debt securities have an average coupon rate of approximately 4.62%, an average duration of approximately 6.19 years, and an average maturity of approximately 9.3 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$15.8	$0.3
More than 12 months	32.7	3.4	5.6	0.4
Total	$32.7	$3.4	$21.4	$0.7

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$24.7	$0.6
More than 12 months	48.9	5.3	4.3	0.3
Total	$48.9	$5.3	$29.0	$0.9

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

less than 1 year	$4.4	$3.3
1 year - 5 years	34.6	46.1
5 years - 10 years	58.6	53.9
10 years - 15 years	44.6	52.0
15 years - 20 years	10.6	3.5
20 years+	8.2	8.5
Total	$161.0	$167.3

During the three months ended March 31, 2010 and 2009, proceeds from the dispositions of securities amounted to $42.3 million and $23.8 million, respectively.  During the three months ended March 31, 2010 and 2009, gross gains of $0.9 million and $0.8 million, respectively, and gross losses of $0.05 million and $0.1 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$131.0	$20.6	$3.6
Debt Securities	88.3	3.7	0.6
Total	$219.3	$24.3	$4.2

2009
Equity Securities	$117.9	$15.3	$5.3
Debt Securities	91.2	3.9	0.9
Total	$209.1	$19.2	$6.2

The amortized cost of debt securities was $85.4 million as of March 31, 2010 and $88.2 million as of December 31, 2009.  As of March 31, 2010, the debt securities have an average coupon rate of approximately 4.02%, an average duration of approximately 4.88 years, and an average maturity of approximately 9.8 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$25.5	$0.5
More than 12 months	30.1	3.6	2.3	0.1
Total	$30.1	$3.6	$27.8	$0.6

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$29.7	$0.8
More than 12 months	37.5	5.3	0.9	0.1
Total	$37.5	$5.3	$30.6	$0.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

less than 1 year	$3.4	$2.2
1 year - 5 years	28.3	31.9
5 years - 10 years	24.0	23.7
10 years - 15 years	11.5	12.1
15 years - 20 years	6.3	5.5
20 years+	14.8	15.8
Total	$88.3	$91.2

During the three months ended March 31, 2010 and 2009, proceeds from the dispositions of securities amounted to $20.5 million and $10.2 million, respectively.  During the three months ended March 31, 2010 and 2009, gross gains of $0.6 million and $0.4 million, respectively, and gross losses of $0.01 million and $0.1 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$197.8	$23.9	$10.5
Debt Securities	149.3	2.6	0.6
Total	$347.1	$26.5	$11.1

2009
Equity Securities	$182.3	$17.8	$14.7
Debt Securities	144.7	2.8	0.8
Total	$327.0	$20.6	$15.5

The amortized cost of debt securities was $147.4 million as of March 31, 2010 and $142.8 million as of December 31, 2009.  As of March 31, 2010, the debt securities have an average coupon rate of approximately 3.96%, an average duration of approximately 4.83 years, and an average maturity of approximately 7.5 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$58.0	$0.5
More than 12 months	82.1	10.5	2.7	0.1
Total	$82.1	$10.5	$60.7	$0.6

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$56.4	$0.6
More than 12 months	89.3	14.7	3.2	0.2
Total	$89.3	$14.7	$59.6	$0.8

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

less than 1 year	$-	$1.0
1 year - 5 years	85.5	84.0
5 years - 10 years	40.0	36.2
10 years - 15 years	5.1	4.2
15 years - 20 years	2.9	2.3
20 years+	15.8	17.0
Total	$149.3	$144.7

During the three months ended March 31, 2010 and 2009, proceeds from the dispositions of securities amounted to $81.4 million and $151.9 million, respectively.  During the three months ended March 31, 2010 and 2009, gross gains of $1.0 million and $3.0 million, respectively, and gross losses of $0.1 million and $2.4 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  Effective January 1, 2009, Entergy adopted an accounting pronouncement providing guidance regarding recognition and presentation of other-than-temporary impairments related to investments in debt securities.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present

Entergy Corporation and Subsidiaries
Notes to Financial Statements

value of cash flows expected to be collected less the amortized cost basis (credit loss).  For debt securities held as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized but for which assessment under the new guidance indicates this impairment is temporary, Entergy recorded an adjustment to its opening balance of retained earnings of $11.3 million ($6.4 million net-of-tax).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2010 and 2009.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Non-Utility Nuclear recorded charges to other income of $16 million in the three months ended March 31, 2009 resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income Tax Audits and Litigation

See Note 3 to the financial statements in the Form 10-K for a discussion of tax proceedings.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction expenditures included in accounts payable at March 31, 2010 is $128.2 million for Entergy, $13.2 million for Entergy Arkansas, $13.3 million for Entergy Gulf States Louisiana, $26.0 million for Entergy Louisiana, $3.0 million for Entergy Mississippi, $22 thousand for Entergy New Orleans, $4.4 million for Entergy Texas, and $18.2 million for System Energy.  Nuclear fuel purchases included in accounts payable at March 31, 2010 is $112.7 million for Entergy and System Energy.

Entergy's Non-Utility Nuclear business currently has pending applications for license renewals for the Vermont Yankee, Pilgrim, Indian Point 2, and Indian Point 3 power plants.  In addition, for Vermont Yankee the state certificates of public good to operate the plant and store spent nuclear fuel also expire in 2012.  Non-Utility Nuclear filed an application with the Vermont Public Service Board on March 3, 2008 for approval of continued operations and storage of spent nuclear fuel generated after March 21, 2012.  Under Vermont law the Vermont General Assembly approval of Non-Utility Nuclear's request is required for the request to be granted.  On February 24, 2010, a bill to approve the continued operation of Vermont Yankee was advanced to a vote in the Vermont Senate and defeated by a margin of 26 to 4.  This vote does not preclude the Vermont Senate from voting again on a similar bill in the future.  If all necessary approvals to operate Vermont Yankee beyond its current license expiration are not received, it could result in an impairment of part or all of the carrying value of the plant, including any capitalized asset retirement cost associated with the recording of the decommissioning liability.  Decommissioning liabilities are further described in Note 9 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, System Energy)

Under applicable authoritative accounting guidance, a variable interest entity (VIE) is an entity that conducts a business or holds property that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or where equity holders do not receive expected losses or returns.  An entity may have an interest in a VIE through ownership or other contractual rights or obligations, and is required to consolidate a VIE if it is the VIE's primary beneficiary.

The FASB issued authoritative accounting guidance that became effective in the first quarter 2010 that revises the manner in which entities evaluate whether consolidation is required for VIEs.  Under the revised guidance, the primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly affect the VIE's economic performance, and has the obligation to absorb losses or has the right to residual returns that would potentially be significant to the entity.  In conjunction with the adoption of the new guidance, Entergy updated reviews of its contracts and arrangements to determine whether Entergy is the primary beneficiary of a VIE based on the revisions to the previous consolidation model and other provisions of this standard.  Based on this review Entergy determined that Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy should consolidate the respective companies from which they lease nuclear fuel, usually in a sale and leaseback transaction.  This determination is because Entergy directs the nuclear fuel companies with respect to nuclear fuel purchases, assists the nuclear fuel companies in obtaining financing, and, if financing cannot be arranged, the lessee (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or System Energy) is responsible to repurchase nuclear fuel to allow the nuclear fuel company (the VIE) to meet its obligations.  Under the previous guidance, the determination of the primary beneficiary of a VIE was based on ownership interests and the risks and rewards in the entity attributable to the variable interest holders.  Therefore, the Entergy companies did not previously consolidate the nuclear fuel companies.  Because Entergy has historically accounted for the leases with the nuclear fuel companies as capital lease obligations, the effect of consolidating the nuclear fuel companies did not materially affect Entergy's financial statements.  During the term of the arrangements, none of the Entergy operating companies have been required to provide financial support apart from their scheduled lease payments.  These nuclear fuel leases are further described in Note 10 to the financial statements in the Form 10-K.  See Note 4 to the financial statements herein for details of the nuclear fuel companies' credit facility borrowings and long-term debt that are reported by Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy.  These amounts also represent Entergy's and the respective Registrant Subsidiary's maximum exposure to losses associated with their respective interests in the nuclear fuel companies.

Entergy Louisiana and System Energy are also considered to each hold a variable interest in the lessors from which they lease undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants, respectively.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the consolidated financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $25.3 million in the first quarter 2010 and $22.0 million in the first quarter 2009.  System Energy made payments on its lease, including interest, of $45.7 million in the first quarter 2010 and $43.8 million in the first quarter 2009.  The lessors are banks acting in the capacity of owner trustee for the benefit of equity investors in the transactions pursuant to trust agreements entered solely for the purpose of facilitating the lease transactions.  It is possible that Entergy Louisiana and System Energy may be considered as the primary beneficiary of the lessors, but Entergy is unable to apply the revised authoritative accounting guidance with respect to these VIEs because the lessors are not required to, and could not, provide the necessary financial information to consolidate the lessors.  Because Entergy accounts for these leasing arrangements as capital financings, however, Entergy believes that consolidating the lessors would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  Entergy believes, however, that the obligations recorded on the balance sheets materially represent each companies' potential exposure to loss.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy has also reviewed various lease arrangements, power purchase agreements, and other agreements in which it holds a variable interest.  In these cases, Entergy has determined that it is not the primary beneficiary of the related VIE because it does not have the power to direct the activities of the VIE that most significantly affect the VIE's economic performance, or it does not have the obligation to absorb losses or the right to residual returns that would potentially be significant to the entity, or both.
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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2010, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (CFO).  The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective PEOs and PFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income remained relatively unchanged, decreasing by $0.8 million, for the first quarter 2010 compared to the first quarter 2009 primarily due to higher other operation and maintenance expenses substantially offset by higher other income.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2010 to the first quarter 2009.

Amount
(In Millions)

2009 net revenue	$259.8
Volume/weather	9.1
Net wholesale revenue	(5.2)
Retail electric price	(4.4)
Other	1.1
2010 net revenue	$260.4

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales.

The net wholesale revenue variance is primarily due to the expiration of a wholesale customer contract in 2009.

The retail electric price variance is primarily due to the recovery in 2009 of 2008 extraordinary storm costs as approved by the APSC, effective January 2009.  The recovery of 2008 extraordinary storm costs is discussed in Note 2 to the financial statements in the Form 10-K.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $7.4 million in payroll-related and benefits costs;
•	nuclear insurance premium refunds of $3.4 million received in 2009; and
•	an increase of $1.2 million in vegetation maintenance.

The increase was partially offset by:

•	a decrease of $5.7 million due to 2008 storm costs which were deferred per an APSC order and were recovered through revenues in 2009; and
•	a decrease of $3.3 million in fossil expenses due to early plant outage costs in 2009.

Other income increased primarily due to an increase of $3.4 million in earnings on decommissioning trust funds.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rates for the first quarters of 2010 and 2009 were 48.8% and 51.8%, respectively. The differences in the effective income tax rates for the first quarter 2010 and 2009 versus the federal statutory rate of 35.0% are primarily due to certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$86,233	$39,568

Cash flow provided by (used in):
Operating activities	222,382	186,951
Investing activities	(111,499)	(126,646)
Financing activities	(32,873)	(7,658)
Net increase in cash and cash equivalents	78,010	52,647

Cash and cash equivalents at end of period	$164,243	$92,215

Operating Activities

Cash flow from operations increased $35.4 million for the first quarter 2010 compared to the first quarter 2009 primarily due to the timing of accounts receivable and payable activity and ice storm restoration spending in 2009, partially offset by decreased recovery of fuel costs, an increase of $16.4 million in pension contributions, and income tax refunds of $24.9 million received in 2009.

Investing Activities

Net cash flow used in investing activities decreased $15.1 million for the first quarter 2010 compared to the first quarter 2009 primarily due to a decrease in distribution construction expenditures as a result of an ice storm hitting Entergy Arkansas's service territory in the first quarter 2009, partially offset by an increase in nuclear construction expenditures primarily due to the reactor coolant pump upgrade project and security upgrades.

Financing Activities

Net cash flow used in financing activities increased $25.2 million for the first quarter 2010 compared to the first quarter 2009 primarily due to the payment on a short-term note of $17.5 million and an increase of $7.6 million in common stock dividends paid in 2010.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Capital Structure

Entergy Arkansas's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2010	December 31, 2009

Net debt to net capital	49.5%	52.8%
Effect of subtracting cash from debt	2.6%	1.2%
Debt to capital	52.1%	54.0%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas's uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

In April 2010, Entergy Arkansas renewed its credit facility through April 2011 in the amount of $75.125 million.  There were no outstanding borrowings under the Entergy Arkansas credit facility as of March 31, 2010.

Entergy Arkansas's receivables from the money pool were as follows:

March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
(In Thousands)

$74,917	$28,859	$59,218	$15,991

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

White Bluff Coal Plant Project

In June 2005 the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology on certain of Entergy's coal and oil generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas's White Bluff power plant affects a Class I Area visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners.  Under current regulations, the scrubbers would have to be operational by October 2013.  Entergy filed a petition in December 2009 with the Arkansas Pollution Control and Ecology (APC&E) Commission requesting a variance from this deadline, however, because the EPA has not approved Arkansas's Regional Haze SIP and the EPA has recently expressed concerns about Arkansas's Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas's petition requested that, consistent with federal law, the compliance deadline be changed as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The APC&E Commission approved the variance at its March 26, 2010 meeting.  The timeline for EPA action on the Arkansas Regional Haze SIP is uncertain at this time.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In December 2009, in response to the EPA concerns regarding Arkansas's Regional Haze SIP, the APSC suspended the procedural schedule in the proceeding and directed Entergy Arkansas to file monthly status reports regarding developments between the EPA and the ADEQ concerning the EPA's approval of the Arkansas Regional Haze SIP.

Currently, the White Bluff project is suspended, but the latest conceptual cost estimate indicated that Entergy Arkansas's share of the project could cost approximately $465 million.  The plant would continue to operate during construction, although an outage would be necessary to complete the tie in of the scrubbers.  Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates are likely to change based on the results of this continuing analysis.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following is an update to the discussion in the Form 10-K.

On September 4, 2009, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Entergy Arkansas requested a $223.2 million base rate increase that would become effective in July 2010.  In testimony filed in March 2010, Entergy Arkansas lowered its requested base rate increase to $168.6 million.  The request now reflects a 10.65% return on common equity, using a projected capital structure, and proposes a formula rate plan mechanism.  Proposed formula rate plan provisions include a +/- 25 basis point bandwidth, with earnings outside the bandwidth reset to the 10.65% return on common equity midpoint and rates changing on a prospective basis depending on whether Entergy Arkansas is over or under-earning.  The proposed formula rate plan also includes a recovery mechanism for APSC-approved costs for additional capacity purchases or construction/acquisition of new transmission or generating facilities.  Entergy Arkansas also lowered its requested annual storm damage accrual to $13.8 million.  The latest APSC Staff position filed in testimony proposes a $49 million revenue increase reflecting a 10.1% return on common equity and $10 million for the 2009 ice storm.  In the event a formula rate plan is adopted, the APSC Staff recommends a further return on common equity reduction to 9.6%.  The APSC scheduled hearings in the proceeding beginning in May 2010.

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and has reinstated storm reserve accounting effective January 1, 2009.  A hearing on Entergy Arkansas' request was held in March 2010, and in April 2010 the ALJ approved Entergy Arkansas’s establishment of a storm cost reserve account.

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

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas's accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

Federal Healthcare Legislation

See the "Critical Accounting Estimates - Federal Healthcare Legislation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on critical accounting estimates.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$531,894	$535,994

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	165,730	185,156
Purchased power	108,150	94,327
Nuclear refueling outage expenses	11,111	9,494
Other operation and maintenance	112,140	107,426
Decommissioning	8,742	9,143
Taxes other than income taxes	22,524	21,367
Depreciation and amortization	63,998	62,361
Other regulatory credits - net	(2,418)	(3,335)
TOTAL	489,977	485,939

OPERATING INCOME	41,917	50,055

OTHER INCOME
Allowance for equity funds used during construction	1,454	1,775
Interest and dividend income	7,688	3,224
Miscellaneous - net	238	(928)
TOTAL	9,380	4,071

INTEREST AND OTHER CHARGES
Interest on long-term debt	21,360	21,212
Other interest - net	976	674
Allowance for borrowed funds used during construction	(849)	(1,103)
TOTAL	21,487	20,783

INCOME BEFORE INCOME TAXES	29,810	33,343

Income taxes	14,557	17,273

NET INCOME	15,253	16,070

Preferred dividend requirements and other	1,718	1,718

EARNINGS APPLICABLE TO
COMMON STOCK	$13,535	$14,352

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$15,253	$16,070
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(2,417)	1,203
Other regulatory credits - net	(2,418)	(3,335)
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	91,235	71,504
Deferred income taxes,investment tax credits, and non-current taxes accrued	(64,921)	38,870
Changes in working capital:
Receivables	38,352	12,383
Fuel inventory	(11,737)	(16,087)
Accounts payable	(13,464)	(2,904)
Taxes accrued	63,837	-
Interest accrued	(2,735)	(2,413)
Deferred fuel costs	98,976	115,120
Other working capital accounts	30,362	14,784
Provision for estimated losses and reserves	(8,191)	(3,247)
Changes in other regulatory assets	(30,940)	(33,221)
Changes in pension and other postretirement liabilities	(15,774)	(1,438)
Other	36,964	(20,338)
Net cash flow provided by operating activities	222,382	186,951

INVESTING ACTIVITIES
Construction expenditures	(64,856)	(83,527)
Allowance for equity funds used during construction	1,454	1,775
Nuclear fuel purchases	(1,619)	(194)
Proceeds from sale/leaseback of nuclear fuel	-	217
Proceeds from nuclear decommissioning trust fund sales	98,992	29,779
Investment in nuclear decommissioning trust funds	(101,901)	(31,469)
Proceeds from sale of equipment	2,489	-
Change in money pool receivable - net	(46,058)	(43,227)
Net cash flow used in investing activities	(111,499)	(126,646)

FINANCING ACTIVITIES
Changes in short-term borrowings - net	(17,531)	-
Dividends paid:
Common stock	(13,400)	(5,800)
Preferred stock	(1,718)	(1,718)
Other	(224)	(140)
Net cash flow used in financing activities	(32,873)	(7,658)

Net increase in cash and cash equivalents	78,010	52,647

Cash and cash equivalents at beginning of period	86,233	39,568

Cash and cash equivalents at end of period	$164,243	$92,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$20,770	$23,197
Income taxes	$-	$(24,911)

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$436	$3,336
Temporary cash investments	163,807	82,897
Total cash and cash equivalents	164,243	86,233
Accounts receivable:
Customer	102,747	93,754
Allowance for doubtful accounts	(22,318)	(21,853)
Associated companies	113,182	91,650
Other	52,370	55,381
Accrued unbilled revenues	56,783	76,126
Total accounts receivable	302,764	295,058
Deferred fuel costs	23,826	122,802
Fuel inventory - at average cost	26,797	15,060
Materials and supplies - at average cost	133,200	132,182
Deferred nuclear refueling outage costs	35,044	34,492
System agreement cost equalization	70,000	70,000
Prepayments and other	11,638	32,668
TOTAL	767,512	788,495

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,201	11,201
Decommissioning trust funds	459,470	440,220
Non-utility property - at cost (less accumulated depreciation)	1,435	1,435
Other	2,976	2,976
TOTAL	475,082	455,832

UTILITY PLANT
Electric	7,623,516	7,602,975
Property under capital lease	1,350	1,364
Construction work in progress	139,179	114,998
Nuclear fuel under capital lease	-	173,076
Nuclear fuel	167,408	11,543
TOTAL UTILITY PLANT	7,931,453	7,903,956
Less - accumulated depreciation and amortization	3,566,222	3,534,056
UTILITY PLANT - NET	4,365,231	4,369,900

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	51,476	51,340
Other regulatory assets	777,105	746,955
Other	27,483	23,118
TOTAL	856,064	821,413

TOTAL ASSETS	$6,463,889	$6,435,640

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$100,000	$100,000
Notes payable	39,535	-
Accounts payable:
Associated companies	97,980	107,584
Other	110,757	111,523
Customer deposits	68,463	67,480
Taxes accrued	63,837	-
Accumulated deferred income taxes	35,802	74,794
Interest accrued	23,859	24,104
Obligations under capital leases	63	72,838
Other	24,661	14,742
TOTAL	564,957	573,065

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,498,220	1,493,580
Accumulated deferred investment tax credits	46,917	47,909
Obligations under capital leases	1,287	101,601
Other regulatory liabilities	123,668	101,370
Decommissioning	575,116	566,374
Accumulated provisions	5,026	13,217
Pension and other postretirement liabilities	432,647	448,421
Long-term debt	1,653,645	1,518,569
Other	34,360	43,623
TOTAL	4,370,886	4,334,664

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2010
and 2009	470	470
Paid-in capital	588,444	588,444
Retained earnings	822,782	822,647
TOTAL	1,411,696	1,411,561

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,463,889	$6,435,640

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

			Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$219	$211		$8	4
Commercial	109	114		(5)	(4)
Industrial	101	104		(3)	(3)
Governmental	5	4		1	25
Total retail	434	433		1	-
Sales for resale
Associated companies	79	73		6	8
Non-associated companies	24	32		(8)	(25)
Other	(5)	(2)		(3)	(150)
Total	$532	$536	$	(4)	(1)

Billed Electric Energy
Sales (GWh):
Residential	2,401	2,109		292	14
Commercial	1,380	1,352		28	2
Industrial	1,586	1,499		87	6
Governmental	64	64		-	-
Total retail	5,431	5,024		407	8
Sales for resale
Associated companies	1,986	1,870		116	6
Non-associated companies	248	563		(315)	(56)
Total	7,665	7,457		208	3

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased by $11 million for the first quarter 2010 compared to the first quarter 2009 primarily due to higher net revenue and lower interest expense, partially offset by lower other income.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2010 to the first quarter 2009.

Amount
(In Millions)

2009 net revenue	$196.1
Volume/weather	17.1
Retail electric price	8.2
Net wholesale revenue	(7.3)
Other	3.9
2010 net revenue	$218.0

The volume/weather variance is primarily due to an increase of 698 GWh, or 18%, in billed electricity usage in all sectors, including the effect of more favorable weather on the residential sector.

The retail electric price variance is primarily due to a formula rate plan increase effective November 2009.  See Note 2 to the financial statements for further discussion of the formula rate plan increase.

The net wholesale revenue variance is primarily due to the transfer of several wholesale customers to Entergy Texas in the first quarter 2010.

Other Income Statement Variances

Other income decreased primarily due to a decrease of $7.7 million in interest and dividend income related to the debt assumption agreement with Entergy Texas.  Entergy Gulf States Louisiana remains primarily liable on this debt, of which $159 million remained outstanding as of March 31, 2010 and $699 million remained outstanding as of March 31, 2009.

Interest expense decreased primarily due to a decrease in mortgage bonds and governmental bonds outstanding.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 38.2% for the first quarter 2010 and 41.1% for the first quarter 2009.  The difference in the effective income tax rate for the first quarter 2010 versus the federal statutory rate of 35% is primarily due to certain book and tax differences related to the utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing and the amortization of investment tax credits.  The difference in the effective income tax rate for the first quarter 2009 versus the federal statutory rate of 35% is primarily due to certain book and tax differences related to the utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing, flow through book and tax timing differences, book and tax differences related to allowance for equity funds used during construction, and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$144,460	$49,303

Cash flow provided by (used in):
Operating activities	90,288	38,818
Investing activities	(77,992)	(54,820)
Financing activities	(47,934)	(206)
Net decrease in cash and cash equivalents	(35,638)	(16,208)

Cash and cash equivalents at end of period	$108,822	$33,095
Operating Activities

Net cash flow provided by operating activities increased $51.5 million for the first quarter 2010 compared to the first quarter 2009 primarily due to income tax payments of $27.9 million in 2009, a decrease of $13.5 million in interest payments, and storm restoration spending in 2009.

Investing Activities

Net cash flow used in investing activities increased $23.2 million for the first quarter 2010 compared to the first quarter 2009 primarily due to:

•	an increase in construction expenditures resulting from $24.9 million in costs associated with the development of new nuclear generation at River Bend, as discussed below;
•
proceeds from the sale/leaseback of nuclear fuel of $10.5 million in 2009.  See Note 12 to the financial statements for discussion of the consolidation of nuclear fuel company variable interest entities effective January 1, 2010; and

•	an increase of $9.1 million in nuclear fuel purchases.

The increase was partially offset by a decrease in distribution construction expenditures related to Hurricane Gustav and Hurricane Ike work in 2009 and money pool activity.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Decreases in Entergy Gulf States Louisiana's receivable from the money pool are a source of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool decreased by $0.8 million for the first quarter 2010 compared to increasing by $9.2 million for the first quarter 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $47.7 million for the first quarter 2010 compared to the first quarter 2009 primarily due to $41 million of common equity distributions in 2010.

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The calculation below does not reduce the debt by the debt assumed by Entergy Texas ($159 million as of March 31, 2010, and $168 million as of December 31, 2009) because Entergy Gulf States Louisiana remains primarily liable on the debt.

	March 31, 2010	December 31, 2009

Net debt to net capital	53.7%	53.2%
Effect of subtracting cash from debt	1.6%	2.1%
Debt to capital	55.3%	55.3%

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

Entergy Gulf States Louisiana's receivables from the money pool were as follows:

March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
(In Thousands)

$49,346	$50,131	$20,805	$11,589

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of March 31, 2010.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

New Nuclear Development

As discussed in the Form 10-K, Entergy Gulf States Louisiana and Entergy Louisiana provided public notice to the LPSC of their intention to make a filing pursuant to the LPSC's general order that governs the development of new nuclear generation in Louisiana.  The project option being developed by the companies is for new nuclear generation at River Bend.  Entergy Gulf States Louisiana and Entergy Louisiana, together with Entergy Mississippi, have been engaged in the development of options to construct new nuclear generation at the River Bend and Grand Gulf sites.  Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend, and Entergy Mississippi is leading the development at Grand Gulf.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In the first quarter 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and recognized on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary. Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company's current participation level in the project.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  A procedural schedule has not been established.

Hurricane Gustav and Hurricane Ike

As discussed in the Form 10-K, in September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy's service territory.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55 financings).  Entergy Gulf States Louisiana’s and Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Act 55 financings, as discussed in the Form 10-K.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Act 55 financing savings to customers via a Storm Cost Offset rider.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Gulf States Louisiana, Entergy Louisiana, and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that includes these terms and also includes Entergy Gulf States Louisiana’s and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $15.5 million and $27.75 million of customer benefits, respectively, through prospective annual rate reductions of $3.1 million and $5.55 million for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued two financing orders and one ratemaking order intended to facilitate the implementation of the Act 55 financings.  Louisiana State Bond Commission approval is now required before Entergy Gulf States Louisiana and Entergy Louisiana proceed with the Act 55 financings.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

Entergy Gulf States Louisiana, L.L.C.
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

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

Federal Healthcare Legislation

See the "Critical Accounting Estimates - Federal Healthcare Legislation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on critical accounting estimates.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$457,781	$459,005
Natural gas	40,894	29,900
TOTAL	498,675	488,905

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	64,136	107,991
Purchased power	218,610	179,942
Nuclear refueling outage expenses	5,718	5,235
Other operation and maintenance	79,639	79,752
Decommissioning	3,279	3,295
Taxes other than income taxes	18,456	17,723
Depreciation and amortization	35,189	33,260
Other regulatory charges (credits) - net	(2,054)	4,882
TOTAL	422,973	432,080

OPERATING INCOME	75,702	56,825

OTHER INCOME
Allowance for equity funds used during construction	1,286	2,272
Interest and dividend income	10,598	18,238
Miscellaneous - net	(1,579)	(1,392)
TOTAL	10,305	19,118

INTEREST AND OTHER CHARGES
Interest on long-term debt	24,249	29,026
Other interest - net	933	2,234
Allowance for borrowed funds used during construction	(817)	(1,336)
TOTAL	24,365	29,924

INCOME BEFORE INCOME TAXES	61,642	46,019

Income taxes	23,559	18,898

NET INCOME	38,083	27,121

Preferred distribution requirements and other	206	206

EARNINGS APPLICABLE TO
COMMON EQUITY	$37,877	$26,915

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$38,083	$27,121
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	684	-
Other regulatory charges (credits) - net	(2,054)	4,882
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	50,324	36,555
Deferred income taxes, investment tax credits, and non-current taxes accrued	(36,921)	(17,870)
Changes in working capital:
Receivables	(53,135)	68,525
Fuel inventory	1,207	(4,663)
Accounts payable	11,157	(55,279)
Taxes accrued	38,089	19,454
Interest accrued	9,319	1,924
Deferred fuel costs	(13,273)	20,501
Other working capital accounts	58,154	4,243
Provision for estimated losses and reserves	(5,562)	(165)
Changes in other regulatory assets	(27,947)	(38,556)
Other	22,163	(27,854)
Net cash flow provided by operating activities	90,288	38,818

INVESTING ACTIVITIES
Construction expenditures	(68,284)	(54,775)
Allowance for equity funds used during construction	1,286	2,272
Nuclear fuel purchases	(9,141)	(27)
Proceeds from sale/leaseback of nuclear fuel	-	10,459
Investment in affiliates	-	160
Proceeds from nuclear decommissioning trust fund sales	42,324	23,769
Investment in nuclear decommissioning trust funds	(44,962)	(27,462)
Change in money pool receivable - net	785	(9,216)
Net cash flow used in investing activities	(77,992)	(54,820)

FINANCING ACTIVITIES
Changes in short-term borrowings - net	(6,600)	-
Distributions paid:
Common equity	(41,000)	-
Preferred membership interests	(206)	(206)
Other	(128)	-
Net cash flow used in financing activities	(47,934)	(206)

Net decrease in cash and cash equivalents	(35,638)	(16,208)

Cash and cash equivalents at beginning of period	144,460	49,303

Cash and cash equivalents at end of period	$108,822	$33,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$15,128	$28,592
Income taxes	$(6)	$27,937

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$9,160	$70,825

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$346	$139
Temporary cash investments	108,476	144,321
Total cash and cash equivalents	108,822	144,460
Accounts receivable:
Customer	66,046	38,633
Allowance for doubtful accounts	(1,409)	(1,235)
Associated companies	126,760	102,807
Other	29,813	22,425
Accrued unbilled revenues	50,195	56,425
Total accounts receivable	271,405	219,055
Accumulated deferred income taxes	3,336	-
Fuel inventory - at average cost	28,091	29,298
Materials and supplies - at average cost	109,303	107,531
Deferred nuclear refueling outage costs	21,507	26,722
Debt assumption by Entergy Texas	158,582	167,742
Prepayments and other	8,581	42,146
TOTAL	709,627	736,954

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	189,400	189,400
Decommissioning trust funds	362,886	349,527
Non-utility property - at cost (less accumulated depreciation)	148,490	146,190
Other	11,767	11,342
TOTAL	712,543	696,459

UTILITY PLANT
Electric	6,881,986	6,855,075
Natural gas	115,008	113,970
Construction work in progress	118,144	84,161
Nuclear fuel under capital lease	-	156,996
Nuclear fuel	163,736	6,005
TOTAL UTILITY PLANT	7,278,874	7,216,207
Less - accumulated depreciation and amortization	3,738,633	3,714,199
UTILITY PLANT - NET	3,540,241	3,502,008

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	290,242	288,313
Other regulatory assets	325,555	299,793
Deferred fuel costs	100,124	100,124
Long-term receivables	974	967
Other	12,860	11,564
TOTAL	729,755	700,761

TOTAL ASSETS	$5,692,166	$5,636,182

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$11,975	$11,975
Notes payable	27,700	-
Accounts payable:
Associated companies	67,821	52,622
Other	91,938	91,604
Customer deposits	45,436	45,645
Taxes accrued	38,089	-
Accumulated deferred income taxes	7,548	12,219
Interest accrued	36,043	24,709
Deferred fuel costs	29,078	42,351
Obligations under capital leases	-	30,387
Pension and other postretirement liabilities	8,109	8,021
Gas hedge contracts	17,024	263
System agreement cost equalization	10,000	10,000
Other	13,296	8,790
TOTAL	404,057	338,586

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,332,751	1,345,984
Accumulated deferred investment tax credits	87,399	88,246
Obligations under capital leases	-	126,226
Other regulatory liabilities	52,753	47,423
Decommissioning and asset retirement cost liabilities	325,750	321,158
Accumulated provisions	9,107	14,669
Pension and other postretirement liabilities	232,304	234,473
Long-term debt	1,740,268	1,614,366
Long-term payables - associated companies	33,937	34,340
Other	34,630	28,952
TOTAL	3,848,899	3,855,837

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Members' equity	1,470,802	1,473,930
Accumulated other comprehensive loss	(41,592)	(42,171)
TOTAL	1,439,210	1,441,759

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,692,166	$5,636,182

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010		2009
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,473,930		$1,352,408

Add:
Net Income	38,083	$38,083	27,121	$27,121
	38,083		27,121

Deduct:
Distributions declared on common equity	41,000		-
Distributions decleared on preferred membership interests	206	206	206	206
Other	5		5
	41,211		211

Members' Equity - End of period	$1,470,802		$1,379,318

ACCUMULATED OTHER COMPREHENSIVE LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(42,171)		$(30,265)

Pension and other postretirement liabilities (net of tax expense of $543 and $436)	579	579	402	402

Balance at end of period:
Pension and other postretirement liabilities	$(41,592)		$(29,863)
Comprehensive Income		$38,456		$27,317

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

			Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$119	$101	$18	18
Commercial	98	99	(1)	(1)
Industrial	113	112	1	1
Governmental	5	5	-	-
Total retail	335	317	18	6
Sales for resale
Associated companies	93	96	(3)	(3)
Non-associated companies	24	32	(8)	(25)
Other	6	14	(8)	(57)
Total	$458	$459	$(1)	-

Billed Electric Energy
Sales (GWh):
Residential	1,325	1,056	269	25
Commercial	1,199	1,125	74	7
Industrial	2,010	1,660	350	21
Governmental	56	51	5	10
Total retail	4,590	3,892	698	18
Sales for resale
Associated companies	1,690	1,783	(93)	(5)
Non-associated companies	477	661	(184)	(28)
Total	6,757	6,336	421	7

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income remained relatively unchanged, increasing by $0.3 million, for the first quarter 2010 compared to the first quarter 2009 primarily due to higher net revenue, offset by higher other operation and maintenance expenses, lower other income, higher interest expense, and a higher effective income tax rate.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2010 to the first quarter 2009.

Amount
(In Millions)

2009 net revenue	$211.9
Volume/weather	22.1
Retail electric price	10.0
Other	(5.8)
2010 net revenue	$238.2

The volume/weather variance is primarily due to an increase of 723 GWh, or 11%, in billed electricity usage in all sectors primarily due to the effect of colder-than-normal weather.

The retail electric price variance is primarily due to a net increase in the formula rate plan effective November 2009 which allowed Entergy Louisiana to reset its rates to achieve a 10.25% return on equity for the 2008 test year.  See Note 2 to the financial statements in the Form 10-K and herein for more discussion of the formula rate plan rate reset.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $64.5 million in fuel cost recovery revenues due to higher fuel rates and increased usage and an increase of $22.1 million related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power, an increase in demand, and an increase in the recovery from customers of deferred fuel costs, partially offset by a decrease in the average market price of natural gas.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $4.3 million in payroll-related and benefits costs;
•	an increase of $3.5 million due to higher fossil plant outage expenses compared to 2009; and
•	an increase of $2.8 million in nuclear expenses due to higher nuclear labor and contract costs.

Entergy Louisiana, LLC.
Management's Financial Discussion and Analysis

The increase was partially offset by a decrease of $2.2 million in customer service costs primarily as a result of higher write-offs of uncollectible customer accounts in 2009.

Other income decreased primarily due to carrying charges on storm restoration costs recorded in the first quarter of 2009 as provided by the LPSC.

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $400 million of 5.40% Series first mortgage bonds in November 2009 and the issuance of $150 million of 6.0% Series first mortgage bonds in March 2010.

Income Taxes

The effective income tax rates for the first quarter of 2010 and 2009 were 28.8% and 25.1%, respectively.  The differences in the effective income tax rates for the first quarters of 2010 and 2009 versus the federal statutory rate of 35.0% are primarily due to book and tax differences related to storm cost financing and allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$151,849	$138,918

Cash flow provided by (used in):
Operating activities	100,579	41,581
Investing activities	(121,451)	(95,805)
Financing activities	(29,163)	(11,353)
Net decrease in cash and cash equivalents	(50,035)	(65,577)

Cash and cash equivalents at end of period	$101,814	$73,341

Operating Activities

Cash flow provided by operating activities increased $59.0 million for the first quarter 2010 compared to the first quarter 2009 primarily due to storm restoration spending in 2009 as a result of Hurricane Gustav and increased recovery of fuel costs, offset by the timing of accounts receivable and payable activity and income tax refunds of $31.0 million in 2009.

Entergy Louisiana, LLC.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $25.6 million for the first quarter 2010 compared to the first quarter 2009 primarily due to:

•	an increase in construction expenditures resulting from $24.9 million in costs associated with the development of new nuclear generation at River Bend, as discussed below;
•	increased nuclear construction expenditures primarily due to the Waterford 3 steam generator replacement project, the dry fuel storage project, and security upgrades; and
•	money pool activity.

The increase was partially offset by:

•	higher distribution construction expenditures in 2009 due to Hurricane Gustav; and
•
decreased fossil construction expenditures due to the suspension of the Little Gypsy repowering project in 2009.  See MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - "Little Gypsy Repowering Project" in the Form 10-K for a discussion of the suspension.

Decreases in Entergy Louisiana's receivable from the money pool are a source of cash flow, and Entergy Louisiana's receivable from the money pool decreased by $6.4 million for the first quarter 2010 compared to decreasing by $14.5 million for the first quarter 2009.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $17.8 million for the first quarter 2010 compared to the first quarter 2009 primarily due to a principal payment of $17.3 million in 2010 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $6.6 million in 2009.

In addition, in March 2010, Entergy Louisiana issued $150 million of 6.0% Series first mortgage bonds due March 2040.  Because the proceeds were deposited directly with a trustee and not held by Entergy Louisiana, the bond issuance is reported as a non-cash financing activity on the cash flow statement.  Entergy Louisiana used the proceeds in April 2010, together with other available funds, to redeem, prior to maturity, all of its $150 million 7.60% Series first mortgage bonds, due April 2032.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2010	December 31, 2009

Net debt to net capital	49.8%	47.8%
Effect of subtracting cash from debt	1.3%	2.1%
Debt to capital	51.1%	49.9%

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

Entergy Louisiana, LLC.
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital.  Following are updates to the discussion in the Form 10-K.

Entergy Louisiana's receivables from the money pool were as follows:

March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
(In Thousands)

$46,369	$52,807	$46,784	$61,236

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of March 31, 2010.

Acadia Unit 2 Purchase Agreement

As discussed more fully in the Form 10-K, in October 2009, Entergy Louisiana announced that it has signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  Entergy Louisiana's purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  Currently the closing is expected to occur in the first quarter 2011.  Entergy Louisiana and Acadia Power Partners also have entered into a purchase power agreement for 100 percent of the output of Acadia Unit 2 that is expected to commence after receipt of all required regulatory approvals and is set to expire at the closing of the acquisition transaction.  Entergy Louisiana has filed with the LPSC for approval of the transaction, and the LPSC has approved the purchase power agreement.  The parties have agreed to a procedural schedule for the acquisition that would lead to LPSC consideration of the matter at its January 2011 meeting and includes a hearing before the ALJ in September 2010.

New Nuclear Development

As discussed in the Form 10-K, Entergy Gulf States Louisiana and Entergy Louisiana provided public notice to the LPSC of their intention to make a filing pursuant to the LPSC's general order that governs the development of new nuclear generation in Louisiana.  The project option being developed by the companies is for new nuclear generation at River Bend.  Entergy Gulf States Louisiana and Entergy Louisiana, together with Entergy Mississippi, have been engaged in the development of options to construct new nuclear generation at the River Bend and Grand Gulf sites.  Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend, and Entergy Mississippi is leading the development at Grand Gulf.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In the first quarter 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and recognized on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary. Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company's current participation level in the project.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  A procedural schedule has not been established.

Entergy Louisiana, LLC.
Management's Financial Discussion and Analysis

Hurricane Gustav and Hurricane Ike

As discussed in the Form 10-K, in September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy's service territory.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55 financings).  Entergy Gulf States Louisiana’s and Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Act 55 financings, as discussed in the Form 10-K.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Act 55 financing savings to customers via a Storm Cost Offset rider.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Gulf States Louisiana, Entergy Louisiana, and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that includes these terms and also includes Entergy Gulf States Louisiana’s and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $15.5 million and $27.75 million of customer benefits, respectively, through prospective annual rate reductions of $3.1 million and $5.55 million for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued two financing orders and one ratemaking order intended to facilitate the implementation of the Act 55 financings.  Louisiana State Bond Commission approval is now required before Entergy Gulf States Louisiana and Entergy Louisiana proceed with the Act 55 financings.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

See the Form 10-K for a discussion of Entergy Louisiana’s formula rate plan that the LPSC approved for the 2008, 2009, and 2010 test years.  Entergy Louisiana, effective with the November 2009 billing cycle, reset its rates to achieve a 10.25% return on equity for the 2008 test year.  The rate reset, a $2.5 million increase that includes a $16.3 million cost of service adjustment less a $13.8 million net reduction for decreased capacity costs and a base rate reclassification, was implemented for the November 2009 billing cycle, and the rate reset was subject to refund pending review of the 2008 test year filing that was made in October 2009.  In April 2010, Entergy Louisiana and the LPSC staff submitted a joint report on the 2008 test year filing and requested that the LPSC accept the report, which will result in a $0.1 million reduction in current rates effective in the May 2010 billing cycle and a $0.1 million refund.  In addition, Entergy Louisiana will move the recovery of approximately $12.5 million of capacity costs from fuel adjustment clause recovery to base rate recovery.  At its April 21, 2010 meeting, the LPSC accepted the joint report.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Entergy Louisiana, LLC.
Management's Financial Discussion and Analysis

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

Federal Healthcare Legislation

See the "Critical Accounting Estimates - Federal Healthcare Legislation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on critical accounting estimates.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$611,524	$529,257

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	159,249	134,574
Purchased power	220,073	176,522
Nuclear refueling outage expenses	6,098	5,594
Other operation and maintenance	101,980	93,642
Decommissioning	5,587	5,202
Taxes other than income taxes	18,000	16,644
Depreciation and amortization	50,227	49,447
Other regulatory charges (credits) - net	(6,018)	6,255
TOTAL	555,196	487,880

OPERATING INCOME	56,328	41,377

OTHER INCOME
Allowance for equity funds used during construction	6,537	7,446
Interest and dividend income	16,342	21,513
Miscellaneous - net	(821)	(773)
TOTAL	22,058	28,186

INTEREST AND OTHER CHARGES
Interest on long-term debt	28,863	23,407
Other interest - net	2,174	2,160
Allowance for borrowed funds used during construction	(4,368)	(4,810)
TOTAL	26,669	20,757

INCOME BEFORE INCOME TAXES	51,717	48,806

Income taxes	14,884	12,268

NET INCOME	36,833	36,538

Preferred dividend requirements and other	1,738	1,738

EARNINGS APPLICABLE TO
COMMON EQUITY	$35,095	$34,800

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$36,833	$36,538
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(6,018)	6,255
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	71,721	54,649
Deferred income taxes, investment tax credits, and non-current taxes accrued	(3,823)	56,390
Changes in working capital:
Receivables	(57,916)	45,195
Accounts payable	(17,809)	(56,547)
Taxes accrued	29,379	254
Interest accrued	(5,403)	(14,682)
Deferred fuel costs	44,146	5,779
Other working capital accounts	44,130	21,877
Provision for estimated losses and reserves	(4,254)	8,592
Changes in other regulatory assets	(8,229)	(143,715)
Other	(22,178)	20,996
Net cash flow provided by operating activities	100,579	41,581

INVESTING ACTIVITIES
Construction expenditures	(132,063)	(115,970)
Allowance for equity funds used during construction	6,537	7,446
Proceeds from nuclear decommissioning trust fund sales	20,453	10,223
Investment in nuclear decommissioning trust funds	(22,575)	(12,652)
Change in money pool receivable - net	6,438	14,452
Other	(241)	696
Net cash flow used in investing activities	(121,451)	(95,805)

FINANCING ACTIVITIES
Changes in short-term borrowings - net	24,925	-
Retirement of long-term debt	(47,326)	(6,597)
Distributions paid:
Common stock	-	(2,900)
Preferred membership interests	(1,738)	(1,738)
Other	(5,024)	(118)
Net cash flow used in financing activities	(29,163)	(11,353)

Net decrease in cash and cash equivalents	(50,035)	(65,577)

Cash and cash equivalents at beginning of period	151,849	138,918

Cash and cash equivalents at end of period	$101,814	$73,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$35,537	$39,421
Income taxes	$-	$(31,044)

Noncash investing and financing activities:
Proceeds from long-term debt issued for the purpose
of refunding prior long-term debt	$150,000	$-

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$426	$160
Temporary cash investments	101,388	151,689
Total cash and cash equivalents	101,814	151,849
Accounts receivable:
Customer	103,522	56,978
Allowance for doubtful accounts	(1,567)	(1,312)
Associated companies	122,520	110,425
Other	8,984	9,174
Accrued unbilled revenues	65,834	72,550
Total accounts receivable	299,293	247,815
Note receivable - Entergy New Orleans	9,353	9,353
Materials and supplies - at average cost	130,080	127,812
Deferred nuclear refueling outage costs	29,579	36,783
Gas hedge contracts	-	3,409
Bond escrow account	150,000	-
Prepayments and other	9,978	10,633
TOTAL	730,097	587,654

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	544,994	544,994
Decommissioning trust funds	219,331	209,070
Non-utility property - at cost (less accumulated depreciation)	1,078	1,124
Other	810	810
TOTAL	766,213	755,998

UTILITY PLANT
Electric	7,237,315	7,190,609
Property under capital lease	262,111	262,111
Construction work in progress	565,358	509,667
Nuclear fuel under capital lease	-	122,011
Nuclear fuel	106,347	-
TOTAL UTILITY PLANT	8,171,131	8,084,398
Less - accumulated depreciation and amortization	3,362,667	3,370,225
UTILITY PLANT - NET	4,808,464	4,714,173

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	135,278	132,086
Other regulatory assets	481,552	477,020
Deferred fuel costs	67,998	67,998
Long-term receivables	-	1,500
Other	26,869	18,762
TOTAL	711,697	697,366

TOTAL ASSETS	$7,016,471	$6,755,191

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$235,287	$222,326
Notes payable	72,116	-
Accounts payable:
Associated companies	61,139	56,057
Other	102,490	141,311
Customer deposits	83,516	82,864
Taxes accrued	55,372	25,993
Accumulated deferred income taxes	8,825	13,349
Interest accrued	29,476	32,955
Deferred fuel costs	45,779	1,633
Obligations under capital leases	-	56,528
Pension and other postretirement liabilities	9,232	9,153
System agreement cost equalization	54,000	54,000
Gas hedge contracts	29,679	-
Other	14,551	9,831
TOTAL	801,462	706,000

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,723,050	1,703,272
Accumulated deferred investment tax credits	78,851	79,650
Obligations under capital leases	-	65,483
Other regulatory liabilities	48,881	45,711
Decommissioning	303,803	298,216
Accumulated provisions	16,047	20,301
Pension and other postretirement liabilities	295,743	296,347
Long-term debt	1,726,974	1,557,226
Other	74,310	71,176
TOTAL	4,267,659	4,137,382

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,872,443	1,837,348
Accumulated other comprehensive loss	(25,093)	(25,539)
TOTAL	1,947,350	1,911,809

TOTAL LIABILITIES AND MEMBERS' EQUITY	$7,016,471	$6,755,191

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010		2009
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,837,348		$1,632,053

Add:
Net income	36,833	$36,833	36,538	$36,538
	36,833		36,538

Deduct:
Distributions declared:
Preferred membership interests	1,738	1,738	1,738	1,738
Common equity	-		4,600
	1,738		6,338

Members' Equity - End of period	$1,872,443		$1,662,253

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(25,539)		$(24,215)

Pension and other postretirement liabilities (net of tax expense of $377 and $348)	446	446	418	418

Balance at end of period:
Pension and other postretirement liabilities	$(25,093)		$(23,797)
Comprehensive Income		$35,541		$35,218

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

			Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$215	$164	$51	31
Commercial	132	118	14	12
Industrial	204	184	20	11
Governmental	11	10	1	10
Total retail	562	476	86	18
Sales for resale
Associated companies	37	32	5	16
Non-associated companies	3	2	1	50
Other	10	19	(9)	(47)
Total	$612	$529	$83	16

Billed Electric Energy
Sales (GWh):
Residential	2,389	1,931	458	24
Commercial	1,384	1,312	72	5
Industrial	3,223	3,043	180	6
Governmental	128	115	13	11
Total retail	7,124	6,401	723	11
Sales for resale
Associated companies	234	349	(115)	(33)
Non-associated companies	51	55	(4)	(7)
Total	7,409	6,805	604	9

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $5.0 million for the first quarter 2010 compared to the first quarter 2009 primarily due to higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2010 to the first quarter 2009.

Amount
(In Millions)

2009 net revenue	$106.7
Retail electric price	5.4
Other	0.4
2010 net revenue	$112.5

The retail electric price variance is primarily due to a formula rate plan increase effective July 2009 and an increase in the Attala power plant costs that are recovered through the power management rider. The formula rate plan filing is discussed further in Note 2 to the financial statements in the Form 10-K.  The net income effect of the Attala power plant costs recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $77.2 million in fuel cost recovery revenues due to lower fuel rates, offset by an increase of $46.2 million in power management rider revenue.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expenses.

Other regulatory charges increased primarily due to increased recovery of costs associated with the power management recovery rider. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.  See Note 2 to the financial statements in the Form 10-K for a discussion of the power management recovery rider.

Other Income Statement Variances

Interest expense increased primarily due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009.

Entergy Mississippi, Inc..
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rates for the first quarters 2010 and 2009 were 28.5% and 25.1%, respectively. The difference between the effective income tax rate for the first quarter 2010 versus the federal statutory rate of 35.0% is primarily due to allowance for equity funds used during construction. The difference between the effective income tax rate for the first quarter 2009 versus the federal statutory rate of 35.0% is primarily due to a state income tax benefit resulting from a manufacturing credit in the first quarter 2009.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$91,451	$1,082

Cash flow provided by (used in):
Operating activities	(26,142)	1,966
Investing activities	(45,591)	(27,746)
Financing activities	(10,559)	24,732
Net decrease in cash and cash equivalents	(82,292)	(1,048)

Cash and cash equivalents at end of period	$9,159	$34

Operating Activities

Entergy Mississippi's operating activities used $26.1 million in cash flow for the first quarter 2010 compared to providing $2.0 million in cash flow for the first quarter 2009 primarily due to decreased recovery of deferred fuel costs.

Investing Activities

Cash flow used in investing activities increased $17.8 million for the first quarter 2010 compared to the first quarter 2009 primarily due to increased construction expenditures resulting from a $49 million payment to a System Energy subsidiary for costs associated with the development of new nuclear generation at Grand Gulf, as discussed below.  The increase was partially offset by money pool activity.

Decreases in Entergy Mississippi's receivable from the money pool are a source of cash flow, and Entergy Mississippi's receivable from the money pool decreased by $27.3 million in the first quarter 2010. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Mississippi's financing activities used $10.6 million in cash flow for the first quarter 2010 compared to providing $24.7 million in cash flow for the first quarter 2009 primarily due to borrowings of $25 million on Entergy Mississippi's credit facility in 2009, an increase of $6.8 million in common stock dividends paid, and money pool activity.

Entergy Mississippi, Inc..
Management's Financial Discussion and Analysis

Increases in Entergy Mississippi's payable to the money pool are a source of cash flow, and Entergy Mississippi's payable to the money pool increased by $3.5 million in the first quarter 2009.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2010	December 31, 2009

Net debt to net capital	53.2%	50.7%
Effect of subtracting cash from debt	0.3%	2.8%
Debt to capital	53.5%	53.5%

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

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
(In Thousands)

$4,176	$31,435	($69,540)	($66,044)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Mississippi has three separate credit facilities in the aggregate amount of $70 million scheduled to expire in May 2010.  Entergy Mississippi expects to renew all of its credit facilities prior to expiration.  No borrowings were outstanding under the credit facilities as of March 31, 2010.

In April 2010, Entergy Mississippi issued $80 million of 6.20% Series first mortgage bonds due April 2040.  Entergy Mississippi expects to use the proceeds, together with other available funds, to redeem, prior to maturity, all of its $100 million 7.25% Series first mortgage bonds, due December 2032.

New Nuclear Development

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi is developing a project option for new nuclear generation at Grand Gulf Nuclear Station.  Entergy Mississippi, together with Entergy Gulf States Louisiana and Entergy Louisiana, has been engaged in the development of options to construct new nuclear generation at the Grand Gulf and River Bend Station sites.  Entergy Mississippi is leading the development at Grand Gulf, and Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In 2010, Entergy Mississippi paid for and has recognized on its books $49 million in costs associated with the development of new nuclear generation at Grand Gulf; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary.

Entergy Mississippi, Inc..
Management's Financial Discussion and Analysis

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following are updates to that discussion.

Formula Rate Plan

In September 2009, Entergy Mississippi filed with the MPSC proposed modifications to its formula rate plan rider.  In March 2010 the MPSC issued an order: (1) providing the opportunity for a reset of Entergy Mississippi's return on common equity to a point within the formula rate plan bandwidth and eliminating the 50/50 sharing that had been in the plan, (2) modifying the performance measurement process, and (3) replacing the revenue change limit of two percent of revenues, which was subject to a $14.5 million revenue adjustment cap, with a limit of four percent of revenues, although any adjustment above two percent requires a hearing before the MPSC.  The MPSC did not approve Entergy Mississippi's request to use a projected test year for its annual scheduled formula rate plan filing and, therefore, Entergy Mississippi will continue to use a historical test year for its annual evaluation reports under the plan.

On March 15, 2010, Entergy Mississippi submitted its 2009 test year filing, its first annual filing under the new formula rate plan rider.  The filing requests an $11.8 million revenue increase to reset Entergy Mississippi's return on common equity to 11.74%, which is a point within the formula rate plan bandwidth.  The formula rate plan calls for new rates to be implemented in June 2010.  The Mississippi Public Utilities Staff has informed Entergy Mississippi by letter that, based upon the information the Staff has reviewed to date, the Staff has identified certain possible adjustments for consideration and that the Staff's review of the filing is ongoing.

Fuel and Purchased Power Cost Recovery

In August 2009 the MPSC retained an independent audit firm to audit Entergy Mississippi's fuel adjustment clause submittals for the period October 2007 through September 2009.  The independent audit firm submitted its report to the MPSC in December 2009.  The report does not recommend that any costs be disallowed for recovery.  The report did suggest that some costs, less than one percent of the fuel and purchased power costs recovered during the period, may have been more reasonably charged to customers through base rates rather than through fuel charges, but the report did not suggest that customers should not have paid for those costs.  In November 2009 the MPSC also retained another firm to review processes and practices related to fuel and purchased energy.  The results of that review were filed with the MPSC in March 2010.  In that report, the independent consulting firm found that the practices and procedures in activities that directly affect the costs recovered through Entergy Mississippi's fuel adjustment clause appear reasonable.  Both audit reports were certified by the MPSC to the Mississippi Legislature, as required by Mississippi law.  In March 2010, the MPSC opened a docket to consider revisions to its rules regarding recovery of fuel and energy costs and other general matters related to fuel adjustment clauses and fuel audits.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Entergy Mississippi, Inc..
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for unbilled revenue and qualified pension and other postretirement benefits.

Federal Healthcare Legislation

See the "Critical Accounting Estimates - Federal Healthcare Legislation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on critical accounting estimates.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$243,557	$261,705

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	8,053	100,898
Purchased power	100,335	95,269
Other operation and maintenance	47,400	50,143
Taxes other than income taxes	16,048	16,610
Depreciation and amortization	22,104	21,283
Other regulatory charges (credits) - net	22,694	(41,147)
TOTAL	216,634	243,056

OPERATING INCOME	26,923	18,649

OTHER INCOME
Allowance for equity funds used during construction	1,391	965
Interest and dividend income	188	226
Miscellaneous - net	28	(507)
TOTAL	1,607	684

INTEREST AND OTHER CHARGES
Interest on long-term debt	13,045	10,467
Other interest - net	605	1,154
Allowance for borrowed funds used during construction	(776)	(617)
TOTAL	12,874	11,004

INCOME BEFORE INCOME TAXES	15,656	8,329

Income taxes	4,463	2,091

NET INCOME	11,193	6,238

Preferred dividend requirements and other	707	707

EARNINGS APPLICABLE TO
COMMON STOCK	$10,486	$5,531

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$11,193	$6,238
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Other regulatory charges (credits) - net	22,694	(41,147)
Depreciation and amortization	22,104	21,283
Deferred income taxes, investment tax credits, and non-current taxes accrued	(22,905)	(3,202)
Changes in working capital:
Receivables	23,913	28,491
Fuel inventory	(41)	1,095
Accounts payable	(11,588)	(21,837)
Taxes accrued	(4,318)	(24,726)
Interest accrued	(1,082)	(3,494)
Deferred fuel costs	(55,749)	45,154
Other working capital accounts	34,505	13,063
Provision for estimated losses and reserves	(3,183)	3,427
Changes in other regulatory assets	(20,048)	(40,760)
Other	(21,637)	18,381
Net cash flow provided by (used in) operating activities	(26,142)	1,966

INVESTING ACTIVITIES
Construction expenditures	(78,185)	(28,676)
Allowance for equity funds used during construction	1,391	965
Proceeds from the sale of assets	3,951	-
Change in money pool receivable - net	27,259	-
Other	(7)	(35)
Net cash flow used in investing activities	(45,591)	(27,746)

FINANCING ACTIVITIES
Change in money pool payable - net	-	3,496
Changes in credit borrowings - net	-	25,000
Dividends paid:
Common stock	(9,800)	(3,000)
Preferred stock	(707)	(707)
Other	(52)	(57)
Net cash flow provided by (used in) financing activities	(10,559)	24,732

Net decrease in cash and cash equivalents	(82,292)	(1,048)

Cash and cash equivalents at beginning of period	91,451	1,082

Cash and cash equivalents at end of period	$9,159	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$14,102	$14,573

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$19	$1,147
Temporary cash investment	9,140	90,304
Total cash and cash equivalents	9,159	91,451
Accounts receivable:
Customer	44,703	50,092
Allowance for doubtful accounts	(956)	(1,018)
Associated companies	9,298	36,565
Other	5,919	12,842
Accrued unbilled revenues	29,482	41,137
Total accounts receivable	88,446	139,618
Note receivable - Entergy New Orleans	7,610	7,610
Accumulated deferred income taxes	8,943	294
Fuel inventory - at average cost	5,916	5,875
Materials and supplies - at average cost	35,643	37,979
Prepayments and other	-	2,820
TOTAL	155,717	285,647

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,535	5,535
Non-utility property - at cost (less accumulated depreciation)	4,829	4,864
Storm reserve escrow account	31,873	31,867
TOTAL	42,237	42,266

UTILITY PLANT
Electric	3,072,528	3,070,109
Property under capital lease	6,059	6,418
Construction work in progress	117,648	62,866
TOTAL UTILITY PLANT	3,196,235	3,139,393
Less - accumulated depreciation and amortization	1,118,160	1,115,756
UTILITY PLANT - NET	2,078,075	2,023,637

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	41,617	34,114
Other regulatory assets	262,302	251,407
Other	22,829	19,564
TOTAL	326,748	305,085

TOTAL ASSETS	$2,602,777	$2,656,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$45,027	$58,421
Other	31,654	31,176
Customer deposits	63,342	62,316
Taxes accrued	37,285	41,603
Interest accrued	18,097	19,179
Deferred fuel costs	17,158	72,907
Gas hedge contracts	23,397	-
Other	10,325	5,399
TOTAL	246,285	291,001

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	577,129	578,759
Accumulated deferred investment tax credits	7,271	7,514
Obligations under capital lease	4,568	4,949
Other regulatory liabilities	-	2,905
Asset retirement cost liabilities	5,145	5,071
Accumulated provisions	38,220	41,403
Pension and other postretirement liabilities	107,836	111,437
Long-term debt	845,322	845,304
Other	31,169	29,146
TOTAL	1,616,660	1,626,488

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2010 and 2009	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	490,815	490,129
TOTAL	689,451	688,765

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,602,777	$2,656,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

			Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$106	$107	$(1)	(1)
Commercial	84	93	(9)	(10)
Industrial	29	36	(7)	(19)
Governmental	9	9	-	-
Total retail	228	245	(17)	(7)
Sales for resale
Associated companies	8	5	3	60
Non-associated companies	8	7	1	14
Other	-	5	(5)	(100)
Total	$244	$262	$(18)	(7)

Billed Electric Energy
Sales (GWh):
Residential	1,545	1,284	261	20
Commercial	1,096	1,071	25	2
Industrial	502	507	(5)	(1)
Governmental	97	93	4	4
Total retail	3,240	2,955	285	10
Sales for resale
Associated companies	67	20	47	235
Non-associated companies	75	71	4	6
Total	3,382	3,046	336	11

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $6.2 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses and lower other income.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the first quarter 2010 to the first quarter 2009.

Amount
(In Millions)

2009 net revenue	$55.8
Net gas revenue	7.4
Volume/weather	7.2
Effect of rate case settlement	(2.9)
Other	2.8
2010 net revenue	$70.3

The net gas variance is primarily due to colder than normal weather, partially offset by lower price.

The volume/weather variance is primarily due to an increase of 171GWh, or 17%, in billed retail electricity usage primarily due to the effect of colder than normal weather.

The effect of rate case settlement variance results from the April 2009 settlement of Entergy New Orleans's rate case, and includes the effects of realigning non-fuel costs associated with the operation of Grand Gulf from the fuel adjustment clause to electric base rates effective June 2009.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement.

Gross operating revenues and fuel expenses

Gross operating revenues increased $9.0 million primarily due to increased gas and electricity usage due to the effect of more favorable weather, as discussed above.

Fuel expenses decreased primarily due to a decrease in the average market price of natural gas.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $1.6 million in fossil expenses due to the timing of outages.

Other income decreased primarily due to carrying costs on Hurricane Gustav and Hurricane Ike storm restoration costs recorded in 2009.  See Note 2 to the financial statements in the Form 10-K for further discussion of the storm reserve established in the April 2009 rate case settlement.

Entergy New Orleans, Inc..
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 34.7% for the first quarter 2010 and 39.4% for the first quarter 2009.  The difference in the effective income tax rate for the first quarter 2010 versus the federal statutory rate of 35% is primarily due to flow-through book and tax timing differences, partially offset by state income taxes.  The difference in the effective income tax rate for the first quarter 2009 versus the federal statutory rate of 35% is primarily due to certain book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$191,191	$137,444

Cash flow provided by (used in):
Operating activities	11,268	17,744
Investing activities	(18,831)	(31,834)
Financing activities	(15,155)	(3,771)
Net decrease in cash and cash equivalents	(22,718)	(17,861)

Cash and cash equivalents at end of period	$168,473	$119,583

Operating Activities

Net cash flow provided by operating activities decreased $6.5 million for the first quarter 2010 compared to the first quarter 2009 primarily due to a $3.2 million income tax refund received in 2009 and decreased recovery of deferred fuel costs.

Investing Activities

Net cash flow used in investing activities decreased $13.0 million for the first quarter 2010 compared to the first quarter 2009 primarily due to a storm reserve drawdown in 2010 and money pool activity.

Increases in Entergy New Orleans's receivable from the money pool are a use of cash flow, and Entergy New Orleans's receivable from the money pool increased by $10.8 million for the first quarter 2010 compared to increasing by $16.6 million for the first quarter 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash used in financing activities increased $11.4 million for the first quarter 2010 compared to the first quarter 2009 primarily due to an increase of $11.4 million in common stock dividends paid.

Entergy New Orleans, Inc..
Management's Financial Discussion and Analysis

Capital Structure

Entergy New Orleans's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2010	December 31, 2009

Net debt to net capital	31.6%	26.2%
Effect of subtracting cash from debt	23.2%	28.2%
Debt to capital	54.8%	54.4%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders' equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans's uses and sources of capital.  The following are updates to the Form 10-K.

Entergy New Orleans's receivables from the money pool were as follows:

March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
(In Thousands)

$76,981	$66,149	$76,700	$60,093

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

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Entergy New Orleans, Inc..
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans's accounting for unbilled revenue and qualified pension and other postretirement benefits.

Federal Healthcare Legislation

See the "Critical Accounting Estimates - Federal Healthcare Legislation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on critical accounting estimates.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$124,966	$126,944
Natural gas	55,133	44,150
TOTAL	180,099	171,094

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	60,091	68,028
Purchased power	48,909	47,277
Other operation and maintenance	28,128	26,209
Taxes other than income taxes	11,946	10,455
Depreciation and amortization	8,709	8,313
Other regulatory charges (credits) - net	764	(46)
TOTAL	158,547	160,236

OPERATING INCOME	21,552	10,858

OTHER INCOME
Allowance for equity funds used during construction	169	219
Interest and dividend income	134	1,782
Miscellaneous - net	(184)	(257)
TOTAL	119	1,744

INTEREST AND OTHER CHARGES
Interest on long-term debt	2,906	2,911
Other interest - net	1,151	900
Allowance for borrowed funds used during construction	(82)	(119)
TOTAL	3,975	3,692

INCOME BEFORE INCOME TAXES	17,696	8,910

Income taxes	6,135	3,511

NET INCOME	11,561	5,399

Preferred dividend requirements and other	241	241

EARNINGS APPLICABLE TO
COMMON STOCK	$11,320	$5,158

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$11,561	$5,399
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustment	163	-
Other regulatory charges (credits) - net	764	(46)
Depreciation and amortization	8,709	8,313
Deferred income taxes, investment tax credits, and non-current taxes accrued	(19,528)	15,631
Changes in working capital:
Receivables	(2,095)	17,020
Fuel inventory	1,895	4,787
Accounts payable	(9,729)	(12,719)
Taxes accrued	26,232	(8,338)
Interest accrued	(2,150)	(1,984)
Deferred fuel costs	3,144	6,240
Other working capital accounts	(7,587)	(8,595)
Provision for estimated losses and reserves	(9,639)	(907)
Changes in other regulatory assets	6,144	(15,423)
Changes in pensions and other postretirement liabilities	(1,580)	(876)
Other	4,964	9,242
Net cash flow provided by operating activities	11,268	17,744

INVESTING ACTIVITIES
Construction expenditures	(16,491)	(13,752)
Allowance for equity funds used during construction	169	219
Change in money pool receivable - net	(10,832)	(16,607)
Changes in other investments - net	8,323	(1,694)
Net cash flow used in investing activities	(18,831)	(31,834)

FINANCING ACTIVITIES
Dividends paid:
Common stock	(14,900)	(3,500)
Preferred stock	(241)	(241)
Other	(14)	(30)
Net cash flow used in financing activities	(15,155)	(3,771)

Net decrease in cash and cash equivalents	(22,718)	(17,861)

Cash and cash equivalents at beginning of period	191,191	137,444

Cash and cash equivalents at end of period	$168,473	$119,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$153	$1,179
Temporary cash investments	168,320	190,012
Total cash and cash equivalents	168,473	191,191
Accounts receivable:
Customer	48,343	41,284
Allowance for doubtful accounts	(1,224)	(1,166)
Associated companies	88,820	78,670
Other	3,012	2,299
Accrued unbilled revenues	15,391	20,328
Total accounts receivable	154,342	141,415
Deferred fuel costs	852	3,996
Accumulated deferred income taxes	2,669	2,584
Fuel inventory - at average cost	638	2,533
Materials and supplies - at average cost	10,520	9,674
Prepayments and other	9,662	4,311
TOTAL	347,156	355,704

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	1,176	9,499
TOTAL	5,451	13,774

UTILITY PLANT
Electric	805,300	789,367
Natural gas	200,689	199,847
Construction work in progress	10,557	21,148
TOTAL UTILITY PLANT	1,016,546	1,010,362
Less - accumulated depreciation and amortization	518,257	514,609
UTILITY PLANT - NET	498,289	495,753

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	119,465	125,686
Other	7,278	6,079
TOTAL	130,823	135,845

TOTAL ASSETS	$981,719	$1,001,076

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$30,000
Notes payable - associated companies	74,230	74,230
Accounts payable:
Associated companies	22,613	28,138
Other	19,917	23,653
Customer deposits	20,639	20,505
Taxes accrued	27,909	1,677
Interest accrued	1,799	3,949
System agreement cost equalization	6,000	6,000
Other	4,279	5,803
TOTAL CURRENT LIABILITIES	207,386	193,955

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	135,718	147,496
Accumulated deferred investment tax credits	2,073	2,153
Regulatory liability for income taxes - net	58,685	58,970
Other regulatory liabilities	42,003	43,148
Retirement cost liability	3,228	3,174
Accumulated provisions	6,352	15,991
Pension and other postretirement liabilities	42,193	43,773
Long-term debt	168,025	168,023
Gas system rebuild insurance proceeds	84,226	90,116
Other	7,044	5,911
TOTAL NON-CURRENT LIABILITIES	549,547	578,755

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

SHAREHOLDERS' EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2010
and 2009	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	134,968	138,548
TOTAL	205,006	208,586

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$981,719	$1,001,076

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

			Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$46	$35	$11	32
Commercial	37	39	(2)	(5)
Industrial	7	9	(2)	(22)
Governmental	15	16	(1)	(6)
Total retail	105	99	6	6
Sales for resale
Associated companies	20	31	(11)	(35)
Other	-	(3)	3	100
Total	$125	$127	$(2)	(2)

Billed Electric Energy
Sales (GWh):
Residential	486	333	153	46
Commercial	428	405	23	6
Industrial	107	113	(6)	(5)
Governmental	183	182	1	1
Total retail	1,204	1,033	171	17
Sales for resale
Associated companies	280	488	(208)	(43)
Non-associated companies	8	8	0	-
Total	1,492	1,529	(37)	(2)

ENTERGY TEXAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased by $6.1 million for the first quarter 2010 compared to the first quarter 2009 primarily due to higher net revenue, partially offset by lower other income, higher interest expense, and higher taxes other than income taxes.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2010 to the first quarter 2009.

Amount
(In Millions)

2009 net revenue	$98.6
Net wholesale revenue	12.4
Volume/weather	11.1
Other	(1.0)
2010 net revenue	$121.1

The net wholesale revenue variance is primarily due to increased sales to municipal and co-op customers due to the addition of new contracts and higher revenue as a result of sales to Entergy Gulf States Louisiana.

The volume/weather variance is primarily due to the effect of colder than normal weather on billed sales in the residential sector.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease of $124.2 million in fuel cost recovery revenues primarily attributable to lower fuel rates and the interim fuel refund in the first quarter 2010.  The decrease was partially offset by an increase of $22.9 million in gross wholesale revenues as the result of increased customer contracts and an increase of $11.1 million related to volume/weather, as discussed above.  The interim refund and the PUCT approval is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as the result of lower fuel revenues as discussed above, partially offset by increased net area demand.

Entergy Texas, Inc..
Management's Financial Discussion and Analysis

Other Income Statement Variances

Taxes other than income taxes increased primarily due to a provision recorded for potential additional sales and use taxes.

Other income decreased primarily due to carrying costs recorded in 2009 on storm restoration costs as approved by the PUCT and a decrease in the allowance for equity funds used during construction due to less construction work in progress in the first quarter 2010 compared to the first quarter 2009 because of the effects of Hurricane Ike. See Note 2 to the financial statements in the Form 10-K for further discussion of Hurricane Ike storm cost recovery filings.

Interest expense increased primarily due to the issuance of $546 million in securitization bonds in November 2009 and the issuance of $150 million of 7.875% Series mortgage bonds in May 2009, partially offset by pay-down of the debt assumption agreement liability.

Income Taxes

The effective income tax rate was 43.0% for the first quarter 2010 and 38.4% for the first quarter 2009. The difference in the effective income tax rate for the first quarter 2010 versus the federal statutory rate of 35% is primarily due to book and tax differences related to utility plant items. The difference in the effective income tax rate for the first quarter 2009 versus the federal statutory rate of 35% is primarily due to state income taxes and a reserve on uncertain tax positions, substantially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$200,703	$2,239

Cash flow provided by (used in):
Operating activities	(39,877)	(93,941)
Investing activities	(33,600)	(60,383)
Financing activities	(23,072)	152,405
Net decrease in cash and cash equivalents	(96,549)	(1,919)

Cash and cash equivalents at end of period	$104,154	$320

Operating Activities

Net cash flow used in operating activities decreased $54.1 million for the first quarter 2010 compared to the first quarter 2009 primarily due to Hurricane Ike restoration spending in the first quarter 2009, partially offset by an $87.8 million fuel cost refund made in the first quarter 2010, which is discussed further in the Form 10-K, and the timing of collection of receivables from customers.

Entergy Texas, Inc..
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $26.8 million for the first quarter 2010 compared to the first quarter 2009 primarily due to money pool activity and a decrease in construction expenditures due to Hurricane Ike spending in 2009, offset by increased remittances to the securitization trust account as a result of the issuance of $546 million in securitization bonds in November 2009.  See Note 5 to the financial statements in the Form 10-K for further discussion of the issuance of the securitization bonds.

Decreases in Entergy Texas's receivable from the money pool are a source of cash flow, and Entergy Texas's receivable from the money pool decreased by $21.8 million in the first quarter 2010.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Texas's financing activities used $23.1 million of cash for the first quarter 2010 compared to providing $152.4 million of cash for the first quarter 2009 primarily due to the following activity:

•	the issuance of $500 million of 7.125% Series mortgage bonds in January 2009;
•	the repayment of Entergy Texas's $160 million note payable to Entergy Corporation in January 2009;
•	the repayment of $100 million outstanding on Entergy Texas's credit facility in February 2009; and
•	the retirement of $70.8 million of long-term debt in March 2009.

Capital Structure

Entergy Texas's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2010	December 31, 2009

Net debt to net capital, excluding the securitization bonds, which are non-recourse to Entergy Texas	45.6%	42.3%
Effect of excluding the securitization bonds	19.1%	21.0%
Net debt to net capital	64.7%	63.3%
Effect of subtracting cash from debt	1.5%	3.0%
Debt to capital	66.2%	66.3%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing portion and the debt assumption liability.  Capital consists of debt and shareholder's equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas's financial condition.

Entergy Texas, Inc..
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas's uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Texas's receivables from or (payables to) the money pool were as follows:

March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
(In Thousands)

$47,481	$69,317	($41,703)	($50,794)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of March 31, 2010.

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

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the unbilled revenue and qualified pension and other postretirement benefits.

Federal Healthcare Legislation

See the "Critical Accounting Estimates - Federal Healthcare Legislation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on critical accounting estimates.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$336,206	$413,474

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	6,559	166,949
Purchased power	192,694	141,257
Other operation and maintenance	43,369	45,503
Decommissioning	51	48
Taxes other than income taxes	16,525	14,121
Depreciation and amortization	19,077	18,523
Other regulatory charges - net	15,848	6,621
TOTAL	294,123	393,022

OPERATING INCOME	42,083	20,452

OTHER INCOME
Allowance for equity funds used during construction	641	2,370
Interest and dividend income	1,054	6,724
Miscellaneous - net	1,454	1,306
TOTAL	3,149	10,400

INTEREST AND OTHER CHARGES
Interest on long-term debt	24,268	21,512
Other interest - net	(360)	294
Allowance for borrowed funds used during construction	(480)	(1,188)
TOTAL	23,428	20,618

INCOME BEFORE INCOME TAXES	21,804	10,234

Income taxes	9,386	3,931

NET INCOME	$12,418	$6,303

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$12,418	$6,303
Adjustments to reconcile net income to net cash flow used in operating activities:
Reserve for regulatory adjustments	571	-
Other regulatory charges - net	15,848	6,621
Depreciation, amortization, and decommissioning	19,128	18,571
Deferred income taxes, investment tax credits, and non-current taxes accrued	29,581	26,944
Changes in working capital:
Receivables	(5,415)	36,013
Fuel inventory	(531)	(2,700)
Accounts payable	7,218	(69,019)
Taxes accrued	(30,221)	(35,410)
Interest accrued	718	8,372
Deferred fuel costs	(76,280)	82,712
Other working capital accounts	2,774	9,774
Provision for estimated losses and reserves	(2,274)	(2,933)
Changes in other regulatory assets	10,176	(170,733)
Other	(23,588)	(8,456)
Net cash flow used in operating activities	(39,877)	(93,941)

INVESTING ACTIVITIES
Construction expenditures	(34,138)	(54,922)
Allowance for equity funds used during construction	641	2,370
Change in money pool receivable - net	21,836	-
Collections remitted to securitization recovery trust account	(21,939)	(7,831)
Net cash flow used in investing activities	(33,600)	(60,383)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	492,721
Retirement of long-term debt	(9,160)	(70,825)
Changes in money pool payable - net	-	(9,091)
Repayment of loan from Entergy Corporation	-	(160,000)
Changes in credit borrowings - net	-	(100,000)
Dividends paid:
Common stock	(13,900)	(400)
Other	(12)	-
Net cash flow provided by (used in) financing activities	(23,072)	152,405

Net decrease in cash and cash equivalents	(96,549)	(1,919)

Cash and cash equivalents at beginning of period	200,703	2,239

Cash and cash equivalents at end of period	$104,154	$320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$22,159	$12,564
Income taxes	$(2,254)	$-

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$298	$1,552
Temporary cash investments	103,856	199,151
Total cash and cash equivalents	104,154	200,703
Securitization recovery trust account	35,037	13,098
Accounts receivable:
Customer	40,678	51,194
Allowance for doubtful accounts	(756)	(844)
Associated companies	75,170	75,437
Other	7,894	10,688
Accrued unbilled revenues	32,795	35,727
Total accounts receivable	155,781	172,202
Accumulated deferred income taxes	59,418	59,399
Fuel inventory - at average cost	55,488	54,957
Materials and supplies - at average cost	30,220	30,432
Prepayments and other	14,200	16,357
TOTAL	454,298	547,148

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	840	845
Non-utility property - at cost (less accumulated depreciation)	1,442	1,496
Other	16,849	16,309
TOTAL	19,131	18,650

UTILITY PLANT
Electric	3,094,273	3,074,334
Construction work in progress	88,225	82,167
TOTAL UTILITY PLANT	3,182,498	3,156,501
Less - accumulated depreciation and amortization	1,217,850	1,210,172
UTILITY PLANT - NET	1,964,648	1,946,329

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	97,513	95,894
Other regulatory assets	1,221,257	1,232,101
Long-term receivables	33,937	34,340
Other	23,445	21,176
TOTAL	1,376,152	1,383,511

TOTAL ASSETS	$3,814,229	$3,895,638

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$158,582	$167,742
Accounts payable:
Associated companies	60,942	47,677
Other	63,391	70,147
Customer deposits	39,845	39,665
Taxes accrued	47,360	77,581
Interest accrued	31,293	30,575
Deferred fuel costs	26,468	102,748
Pension and other postretirement liabilities	1,008	935
System agreement cost equalization	117,314	117,204
Other	2,716	2,674
TOTAL	548,919	656,948

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	780,922	740,074
Accumulated deferred investment tax credits	22,133	22,532
Other regulatory liabilities	20,448	20,417
Asset retirement cost liabilities	3,495	3,445
Accumulated provisions	6,436	8,710
Pension and other postretirement liabilities	75,857	78,722
Long-term debt	1,490,386	1,490,283
Other	22,625	30,017
TOTAL	2,422,302	2,394,200

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2010 and 2009	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	311,562	313,044
TOTAL	843,008	844,490

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,814,229	$3,895,638

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

			Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$113	$139	$(26)	(19)
Commercial	66	98	(32)	(33)
Industrial	67	104	(37)	(36)
Governmental	5	6	(1)	(17)
Total retail	251	347	(96)	(28)
Sales for resale
Associated companies	57	58	(1)	(2)
Non-associated companies	25	1	24	2,400
Other	3	7	(4)	(57)
Total	$336	$413	$(77)	(19)

Billed Electric Energy
Sales (GWh):
Residential	1,500	1,179	321	27
Commercial	985	928	57	6
Industrial	1,303	1,316	(13)	(1)
Governmental	65	60	5	8
Total retail	3,853	3,483	370	11
Sales for resale
Associated companies	632	888	(256)	(29)
Non-associated companies	458	29	429	1,479
Total	4,943	4,400	543	12

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

Net income remained relatively flat, decreasing $1.8 million, for the first quarter 2010 compared to the first quarter 2009 primarily due to a decrease in rate base resulting in lower operating income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$264,482	$102,788

Cash flow provided by (used in):
Operating activities	65,587	40,871
Investing activities	32,102	(21,517)
Financing activities	(77,568)	(43,582)
Net increase (decrease) in cash and cash equivalents	20,121	(24,228)

Cash and cash equivalents at end of period	$284,603	$78,560

Operating Activities

Net cash provided by operating activities increased $24.7 million for the first quarter 2010 compared to the first quarter 2009 primarily due to $6.4 million in income tax payments made in 2009, and the timing of payments to vendors.

Investing Activities

Investing activities provided $32.1 million of cash in the first quarter 2010 compared to using $21.5 million of cash for the first quarter 2009 primarily due to the proceeds from the transfer of $100.3 million in development costs related to Entergy New Nuclear Utility Development, LLC, as discussed in the Form 10-K, partially offset by money pool activity.

Increases in System Energy's receivable from the money pool are a use of cash flow, and System Energy's receivable from the money pool increased by $34.8 million in the first quarter 2010 compared to increasing $4.6 million in the first quarter 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

System Energy Resources, Inc..
Management's Financial Discussion and Analysis

Financing Activities

Net cash used in financing activities increased $34.0 million for the first quarter 2010 compared to the first quarter 2009 primarily due to:

•	an increase of $13.3 million in the January 2010 principal payment made on the Grand Gulf sale-leaseback compared to the January 2009 principal payment;
•	the payment on a short-term note of $12.1 million; and
•	an increase of $8.6 million in common stock dividends paid.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2010	December 31, 2009

Net debt to net capital	37.4%	40.1%
Effect of subtracting cash from debt	11.1%	9.6%
Debt to capital	48.5%	49.7%

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

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital.  The following is an update to the Form 10-K.

System Energy's receivables from the money pool were as follows:

March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
(In Thousands)

$125,301	$90,507	$47,560	$42,915

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks" in the Form 10-K for a discussion of environmental risks.

System Energy Resources, Inc..
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

Federal Healthcare Legislation

See the "Critical Accounting Estimates - Federal Healthcare Legislation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for an update to the Form 10-K discussion on critical accounting estimates.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$128,584	$127,372

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	15,318	15,767
Nuclear refueling outage expenses	4,673	4,767
Other operation and maintenance	28,886	25,355
Decommissioning	7,634	7,229
Taxes other than income taxes	6,031	6,183
Depreciation and amortization	28,371	27,293
Other regulatory credits - net	(725)	(2,703)
TOTAL	90,188	83,891

OPERATING INCOME	38,396	43,481

OTHER INCOME
Allowance for equity funds used during construction	1,819	1,901
Interest and dividend income	5,386	3,317
Miscellaneous - net	(131)	(172)
TOTAL	7,074	5,046

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,306	11,211
Other interest - net	3	19
Allowance for borrowed funds used during construction	(629)	(639)
TOTAL	9,680	10,591

INCOME BEFORE INCOME TAXES	35,790	37,936

Income taxes	15,177	15,544

NET INCOME	$20,613	$22,392

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$20,613	$22,392
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(725)	(2,703)
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	47,068	34,522
Deferred income taxes, investment tax credits, and non-current taxes accrued	(47,751)	(49,901)
Changes in working capital:
Receivables	7,166	9,710
Accounts payable	95,653	(6,197)
Prepaid taxes and taxes accrued	47,526	44,946
Interest accrued	(38,723)	(34,446)
Other working capital accounts	(1,129)	(2,053)
Provision for estimated losses and reserves	(2,009)	(99)
Changes in other regulatory assets	3,086	(7,052)
Pensions and other postretirement liabilities	(2,140)	(131)
Other	(63,048)	31,883
Net cash flow provided by operating activities	65,587	40,871

INVESTING ACTIVITIES
Construction expenditures	(26,741)	(11,953)
Proceeds from the transfer of development costs	100,280	-
Allowance for equity funds used during construction	1,819	1,901
Proceeds from nuclear decommissioning trust fund sales	81,447	151,931
Investment in nuclear decommissioning trust funds	(89,909)	(159,347)
Change in money pool receivable - net	(34,794)	(4,645)
Other	-	596
Net cash flow provided by (used in) investing activities	32,102	(21,517)

FINANCING ACTIVITIES
Retirement of long-term debt	(41,715)	(28,440)
Changes in short-term borrowings - net	(12,146)	-
Dividends paid:
Common stock	(23,600)	(15,000)
Other	(107)	(142)
Net cash flow used in financing activities	(77,568)	(43,582)

Net increase (decrease) in cash and cash equivalents	20,121	(24,228)

Cash and cash equivalents at beginning of period	264,482	102,788

Cash and cash equivalents at end of period	$284,603	$78,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$47,526	$44,790
Income taxes	$-	$6,409

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$145	$926
Temporary cash investments	284,458	263,556
Total cash and cash equivalents	284,603	264,482
Accounts receivable:
Associated companies	167,191	139,602
Other	4,518	4,479
Total accounts receivable	171,709	144,081
Note receivable - Entergy New Orleans	25,560	25,560
Materials and supplies - at average cost	82,528	80,934
Deferred nuclear refueling outage costs	5,904	8,432
Prepaid taxes	21,840	69,366
Prepayments and other	4,907	936
TOTAL	597,051	593,791

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	347,068	327,046
TOTAL	347,068	327,046

UTILITY PLANT
Electric	3,326,053	3,324,876
Property under capital lease	481,065	481,065
Construction work in progress	121,798	198,887
Nuclear fuel under capital lease	-	75,438
Nuclear fuel	184,267	9,333
TOTAL UTILITY PLANT	4,113,183	4,089,599
Less - accumulated depreciation and amortization	2,342,141	2,315,141
UTILITY PLANT - NET	1,771,042	1,774,458

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	93,141	101,915
Other regulatory assets	293,953	290,048
Other	20,082	11,824
TOTAL	407,176	403,787

TOTAL ASSETS	$3,122,337	$3,099,082

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$33,740	$41,715
Notes payable	6,115	-
Accounts payable:
Associated companies	113,410	5,349
Other	31,445	45,826
Accumulated deferred income taxes	2,072	3,040
Interest accrued	13,855	51,257
Obligations under capital leases	-	50,445
Other	1,908	-
TOTAL	202,545	197,632

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	546,816	588,722
Accumulated deferred investment tax credits	57,362	58,231
Obligations under capital leases	-	24,993
Other regulatory liabilities	246,769	197,437
Decommissioning	429,041	421,408
Accumulated provisions	-	2,009
Pension and other postretirement liabilities	73,308	75,448
Long-term debt	739,541	703,260
TOTAL	2,092,837	2,071,508

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2010 and 2009	789,350	789,350
Retained earnings	37,605	40,592
TOTAL	826,955	829,942

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,122,337	$3,099,082

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

1/01/2010-1/31/2010	-	$-	-	$750,000,000
2/01/2010-2/28/2010	-	$-	-	$750,000,000
3/01/2010-3/31/2010	-	$-	-	$750,000,000
Total	-	$-	-

(1)
In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.  In addition to this authority, in October 2009 the Board granted authority for a $750 million share repurchase program.

(2)	Maximum amount of shares that may yet be repurchased does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

The amount of share repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.

Item 5.  Other Information

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology on certain of Entergy's coal and oil generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas's White Bluff power plant affects a Class I Area visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners.  Under current regulations, the scrubbers would have to be operational by October 2013.  Entergy filed a petition in December 2009 with the Arkansas Pollution Control and Ecology (APC&E) Commission requesting a variance from this deadline, however, because the EPA has not approved Arkansas's Regional Haze SIP and the EPA has recently expressed concerns about Arkansas's Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas's petition requested that, consistent with federal law, the compliance deadline be changed as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The APC&E Commission approved the variance at the Commission's March 26, 2010 meeting.  The timeline for EPA action on the Arkansas Regional Haze SIP is uncertain at this time.

In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In December 2009, in response to the EPA concerns regarding Arkansas's Regional Haze SIP, the APSC suspended the procedural schedule in the proceeding and directed Entergy Arkansas to file monthly status reports regarding developments between the EPA and the ADEQ concerning the EPA’s approval of the Arkansas Regional Haze SIP.

Potential Legislative, Regulatory, and Judicial Developments (Air)

As discussed further in the Form 10-K, in 2009, the EPA published an "endangerment finding" stating that the emission of greenhouse gases "may reasonably be anticipated to endanger public health or welfare" and that the emission of these pollutants from mobile sources (such as cars and trucks) contributes to this endangerment.  The EPA issued final mobile source emission regulations on April 1, 2010.  On April 2, 2010, the EPA issued a policy stating that the regulation of greenhouse gas emissions from mobile sources would, as of January 2, 2011 (the date that the mobile source rule “takes effect”), trigger the regulation of greenhouse gases from stationary sources under current Clean Air Act provisions.

Clean Water Act

NPDES Permits and Section 401 Water Quality Certifications

Indian Point

As discussed further in the Form 10-K, on April 6, 2009, with a reservation of rights regarding the applicability of the section, Entergy's Indian Point facility submitted a Section 401 water quality certification to the New York State Department of Environmental Conservation (NYSDEC).  The certification, or a waiver or exemption of the same, is potentially required pursuant to Section 401 of the Clean Water Act as a supporting document to the NRC's license renewal decision.  On April 2, 2010, the NYSDEC denied Indian Point’s water quality certification concluding that Indian Point’s continued operation during a renewed NRC license period would not comply with existing New York state water quality standards.  The denial was a NYSDEC staff decision and Entergy filed comments on this decision and has requested a hearing before an NYSDEC ALJ.  After the hearing, a party to the proceeding can appeal the ALJ decision to the Commissioner of the NYSDEC and then to state court.  The NYSDEC staff decision does not restrict Indian Point operations before the expiration dates of the current NRC licenses in 2013 for Indian Point 2 and 2015 for Indian Point 3.

316(b) Cooling Water Intake Structures

See the Form 10-K for a discussion of the EPA regulations governing the intake of water at large existing power plants employing cooling water intake structures and the regulations' potential effect on Entergy.  In March 2010 the NYSDEC released a new proposed policy establishing closed cycle cooling as the presumptive performance goal for best technology available (BTA) determinations for cooling water intake structures.  The proposed policy applies primarily to electric generating facilities with thermal discharges and capacity factors of greater than fifteen percent that also are designed to withdraw at least 20 million gallons of water per day.  If closed cycle cooling is not available for a particular facility because of construction, operational, or other relevant reasons, then the facility must implement an alternative technology that achieves a level of protection for aquatic life that is within ten perecent of the expected or projected reductions associated with closed cycle cooling.   The NYSDEC would make BTA determinations through the State Pollution Discharge Elimination System (SPDES) permitting program, but BTA decisions would be subject to further review and modification under the State Environmental Quality Review Act.  Public comments on the draft policy are due June 8, 2010.  Entergy plans to file comments and will continue to monitor these developments.

Groundwater at Certain Nuclear Sites

As discussed further in the Form 10-K, in January 2010, Vermont Yankee was notified by its off-site analytical laboratory that a sample collected from a groundwater monitoring well in mid-November 2009 showed elevated levels of tritium.  Tritium is a radioactive form of hydrogen that occurs naturally and is also a byproduct of nuclear plant operations.  In March 2010, Vermont Yankee announced that it has identified the source of the tritium leakage at the plant, and that it has stopped the leakage.  Remediation of the soil and groundwater is underway.  There has been no detectable tritium found in any drinking water well samples at the Vermont Yankee site or in the Connecticut River.  Both the NRC and the Vermont Department of Health have stated that tritium in the groundwater at Vermont Yankee has not been a threat to public health and safety.  Non-Utility Nuclear expects to incur approximately $11 million in operating expenses related to the investigation of the leakage and its remediation, including approximately $5 million incurred through March 2010.

On February 25, 2010, the Vermont Public Service Board (VPSB) began a proceeding in which it will conduct an investigation into whether Non-Utility Nuclear should be required to cease operations at Vermont Yankee, or take other ameliorative actions, pending completion of repairs to stop releases of tritium or other radionuclides into the environment.  This investigation will also consider whether good cause exists to modify or revoke the Vermont Yankee certificate of public good that the VPSB issued in 2002 and whether any penalties should be imposed on Non-Utility Nuclear for any identified violations of Vermont statutes or VPSB orders related to those releases.  The proceeding and VPSB investigation were opened prior to Non-Utility Nuclear locating the source and beginning the remediation of the tritium leaking into groundwater at Vermont Yankee.  The VPSB conceded in its order that its jurisdiction to conduct all or portions of the investigation may be preempted by federal law or regulation, and the parties were asked to brief preemption issues during the initial phase of the proceeding.  The proceeding remains in the initial discovery phase.

Property

Following is an update to the Non-Utility Nuclear, Property section of Part I, Item 1 of the Form 10-K.

Generating Stations

As discussed further in the Form 10-K, the operating license for Pilgrim expires in 2012.  A license renewal application is pending at the NRC.  The NRC's Atomic Safety and Licensing Board (ASLB) proceeding regarding the license renewal was completed, but Pilgrim Watch filed a petition for NRC review of the ASLB's decision.  In March 2010 the NRC issued a decision reversing and remanding part of the ASLB's decision in which it had granted a summary disposition dismissing Pilgrim Watch's contention that challenged the Entergy Environmental Report's severe accident mitigation alternatives analysis.  The NRC remanded consideration of this contention to the ALSB for hearing.  A hearing date has not been scheduled.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2005	2006	2007	2008	2009	2010

Entergy Arkansas	3.75	3.37	3.19	2.33	2.39	2.35
Entergy Gulf States Louisiana	3.34	3.01	2.84	2.44	2.99	3.22
Entergy Louisiana	3.50	3.23	3.44	3.14	3.52	3.41
Entergy Mississippi	3.16	2.54	3.22	2.92	3.25	3.30
Entergy New Orleans	1.22	1.52	2.74	3.71	3.66	4.11
Entergy Texas	2.06	2.12	2.07	2.04	1.92	2.01
System Energy	3.85	4.05	3.95	3.29	3.73	3.76

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2005	2006	2007	2008	2009	2010

Entergy Arkansas	3.34	3.06	2.88	1.95	2.09	2.06
Entergy Gulf States Louisiana	3.18	2.90	2.73	2.42	2.95	3.18
Entergy Louisiana	3.50	2.90	3.08	2.87	3.27	3.18
Entergy Mississippi	2.83	2.34	2.97	2.67	3.01	3.06
Entergy New Orleans	1.12	1.35	2.54	3.45	3.38	3.81

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

4(a) -	Sixty-seventh Supplemental Indenture, dated as of March 1, 2010, to Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944.

4(b) -	Twenty-seventh Supplemental Indenture, dated as of April 1, 2010, to the Entergy Mississippi, Inc. Mortgage and Deed of Trust, dated as of February 1, 1988.

10(a) -	Fourth Amendment and Consent, dated as of April 15, 2010, to the System Energy Resources, Inc. Letter of Credit and Reimbursement Agreement.

12(a) -	Entergy Arkansas's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas's Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.

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

*
Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2010, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:  May 7, 2010