Form 10-Q
period 2010-06-30
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2010-08-06
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at July 30, 2010
Entergy Corporation	($0.01 par value)	186,815,779

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2009 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2010

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2010

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2010

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
•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes and ice storms and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance

FORWARD-LOOKING INFORMATION (Concluded)

•	effects of climate change
•	Entergy's ability to manage its capital projects and operation and maintenance costs
•	Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms
•
the economic climate, and particularly economic conditions in Entergy's Utility service territory and the Northeast United States and events that could influence economic conditions in those areas, such as the recent oil spill in the Gulf of Mexico and related moratorium on drilling of deepwater wells

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

•	risks and uncertainties associated with unwinding the business infrastructure associated with the contemplated Non-Utility Nuclear spin-off, joint venture, and related transactions.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Non-Nuclear Utility segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2009 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Non-Nuclear Utility segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Non-Nuclear Utility segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MMBtu	One million British Thermal Units

DEFINITIONS (Continued)

Abbreviation or Acronym	Term
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net MW in operation	Installed capacity owned or operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Non-Nuclear Utility segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Non-Nuclear Utility segment
PPA	Purchased power agreement
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf

Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Non-Nuclear Utility segment
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through its two, reportable, operating segments: Utility and Non-Utility Nuclear.

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

In June 2010, Entergy announced that it plans to integrate the Non-Utility Nuclear and non-nuclear wholesale assets businesses into a new organization called Entergy Wholesale Commodities.

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

On April 5, 2010, Entergy announced that, effective immediately, it planned to unwind the business infrastructure associated with the proposed separate Non-Utility Nuclear generation (Enexus) and nuclear services (EquaGen) companies while it evaluates and works to preserve its legal rights.  Entergy also declared its next quarterly dividend on its common shares of $0.83 per share, an increase from the previous $0.75 per share, and announced that it expected to execute on the $750 million share repurchase program authorized by the Board in the fourth quarter 2009.  The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.  As a result of the plan to unwind the business infrastructure, Entergy recorded expenses for the write-off of certain capitalized costs incurred in connection with the planned spin-off transaction.  These costs are discussed in more detail throughout the "Results of Operations" section below.  Entergy expects that it will incur approximately $40 million, after-tax, in additional expenses in unwinding this business, primarily through the remainder of 2010, including additional write-offs, dis-synergies, and certain other costs.

In July 2010, Entergy withdrew its spin-off transaction petition that was filed with the NYPSC.

In June 2010 the Vermont Public Service Board denied Entergy's spin-off transaction petition.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

Second Quarter 2010 Compared to Second Quarter 2009

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the second quarter 2010 to the second quarter 2009 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2nd Qtr 2009 Consolidated Net Income	$151,575	$80,211	$25	$231,811

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	128,372	32,788	1,036	162,196
Other operation and maintenance expenses	(12,375)	31,151	(14,917)	3,859
Taxes other than income taxes	2,897	1,002	668	4,567
Depreciation and amortization	(5,590)	315	153	(5,122)
Other income	(10,133)	64,479	(10,658)	43,688
Interest charges	16,040	(14,838)	(7,507)	(6,305)
Other expenses	2,322	4,823	2	7,147
Income taxes	36,347	35,525	41,394	113,266

2nd Qtr 2010 Consolidated Net Income	$230,173	$119,500	($29,390)	$320,283

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter 2010 to the second quarter 2009.

Amount
(In Millions)

2009 net revenue	$1,165
Volume/weather	51
Retail electric price	43
Rough production cost equalization	19
2009 capitalization of Ouachita plant service charges	13
Other	2
2010 net revenue	$1,293

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 1,966 GWh, or 9%, in billed electricity usage in all sectors, including the effect of warmer-than-normal weather on the residential sector.

The retail electric price variance is primarily due to increases in the formula rate plan riders at Entergy Gulf States Louisiana effective January 2010 and November 2009, at Entergy Louisiana effective November 2009, and at Entergy Mississippi effective July 2009.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan increases.  The retail electric price increase was partially offset by the recovery in 2009 by Entergy Arkansas of 2008 extraordinary storm costs as approved by the APSC and a base rate decrease at Entergy New Orleans effective June 2009.

The rough production cost equalization variance is due to an additional $18.6 million allocation recorded in the second quarter of 2009 of 2007 rough production cost equalization receipts ordered by the PUCT to Texas retail customers over what was originally allocated to Entergy Texas prior to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 2007, as discussed in Note 2 to the financial statements.

In 2009, Entergy Arkansas capitalized $12.5 million of Ouachita plant service charges that were previously expensed.  The result of the capitalization in 2009 was a decrease in net revenues with an offsetting decrease in other operation and maintenance expenses.

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing the second quarter 2010 to the second quarter 2009.

Amount
(In Millions)

2009 net revenue	$492
Volume	60
Realized price changes	(22)
Other	(5)
2010 net revenue	$525

As shown in the table above, net revenue for Non-Utility Nuclear increased by $33 million, or 7%, in the second quarter 2010 compared to the second quarter 2009 primarily due to higher volume resulting from more refueling outage days in 2009, partially offset by lower pricing in its contracts to sell power.  Included in net revenue is $12 million and $13 million of amortization of the Palisades purchased power agreement in the second quarters 2010 and 2009, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K.  Following are key performance measures for Non-Utility Nuclear for the second quarter 2010 and 2009:

	2010	2009

Net MW in operation at June 30	4,998	4,998
Average realized price per MWh	$57.69	$59.22
GWh billed	9,868	8,980
Capacity factor	90%	81%
Refueling Outage Days:
Indian Point 2	11	-
Indian Point 3	-	15
Palisades	-	32
Pilgrim	-	31
Vermont Yankee	29	-

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Realized Price per MWh

See the Form 10-K for a discussion of Non-Utility Nuclear's realized price per MWh, including the factors that influence it and the increase in the annual average realized price per MWh from $39.40 for 2003 to $61.07 for 2009.  Non-Utility Nuclear is likely to experience a decrease in realized price per MWh in 2010, however, because the realized price for the first six months of 2010 was $58.22 and, as shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Non-Utility Nuclear has sold forward 91% of its planned energy output for the remainder of 2010 for an average contracted energy price of $58 per MWh.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $483 million for the second quarter 2009 to $471 million for the second quarter 2010 primarily due to:

•	a decrease of $9 million due to higher write-offs of uncollectible customer accounts in 2009;
•	a decrease of $4 million due to 2008 storm costs at Entergy Arkansas which were deferred per an APSC order and were expensed as they were recovered through revenues in 2009;
•	a decrease of $4 million in legal expenses in 2010 due to the deferral of certain litigation expenses in accordance with regulatory treatment; and
•	a decrease of $3 million due to the deferral of 2009 Entergy Arkansas rate case expenses to be amortized effective July 2010.

The decrease was partially offset by an increase of $12.5 million due to the capitalization in 2009 of Ouachita plant service charges previously expensed.

Other income decreased primarily due to a decrease of $11 million in carrying charges on storm restoration costs.

Interest charges increased primarily due to an increase in long-term debt outstanding resulting from debt issuances by certain of the Utility operating companies in late 2009 and early 2010.

Non-Utility Nuclear

           Other operation and maintenance expenses increased from $204 million for the second quarter 2009 to $235 million for the second quarter 2010 primarily due to higher spending on other operation and maintenance expenses resulting from fewer refueling outage days.  Also contributing to the increase were higher pension and benefits expense, an increase in costs related to spin-off dis-synergies, and tritium remediation work at the Vermont Yankee site.

Other income increased in the second quarter 2010 primarily due to $69 million in charges in 2009 resulting from the recognition of impairments that are not considered temporary of certain equity securities held in Non-Utility Nuclear's decommissioning trust funds.

Parent & Other

Interest charges decreased primarily due to lower borrowings, including the redemption of $267 million of notes payable in December 2009, as well as lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

           The effective income tax rate for the second quarter 2010 was 38.9%.  The difference in the effective income tax rate versus the statutory rate of 35% for the second quarter 2010 is primarily due to state income taxes and certain book and tax differences for Utility plant items.

The effective income tax rate for the second quarter 2009 was 28.1%.  The reduction in the effective income tax rate versus the statutory rate of 35% for the second quarter 2009 was primarily due to:

•
an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes as required by that state's taxing authority;

•	the recognition of state loss carryovers by the parent company, Entergy Corporation, that had been subject to a valuation allowance; and
•	the recognition of a federal capital loss carryover by Entergy Asset Management, Inc. that had been subject to a valuation allowance.

The reduction was partially offset by state income taxes at the Utility operating companies.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the six months ended June 30, 2010 to the six months ended June 30, 2009 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2009 Consolidated Net Income	$267,544	$261,092	($56,492)	$472,144

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	221,068	(15,339)	4,808	210,537
Other operation and maintenance expenses	134	77,857	(16,688)	61,303
Taxes other than income taxes	6,323	(1,135)	394	5,582
Depreciation and amortization	1,596	4,365	269	6,230
Other income	(17,335)	97,245	(9,538)	70,372
Interest charges	32,009	18,260	(22,824)	27,445
Other expenses	5,217	10,272	1	15,490
Income taxes	52,854	19,653	25,399	97,906

2010 Consolidated Net Income	$373,144	$213,726	($47,773)	$539,097

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.

Amount
(In Millions)

2009 net revenue	$2,202
Volume/weather	114
Retail electric price	69
Rough production cost equalization	19
2009 capitalization of Ouachita plant service charges	13
Net gas revenue	13
Other	(7)
2010 net revenue	$2,423

The volume/weather variance is primarily due to an increase of 4,621 GWh, or 10%, in billed electricity usage in all sectors, including the effect on the residential sector of colder-than-normal weather in the first quarter 2010 and warmer-than-normal weather in the second quarter 2010.

The retail electric price variance is primarily due to increases in the formula rate plan riders at Entergy Gulf States Louisiana effective January 2010 and November 2009, at Entergy Louisiana effective November 2009, and at Entergy Mississippi effective July 2009.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan increases.  The retail electric price increase was partially offset by the recovery in 2009 by Entergy Arkansas of 2008 extraordinary storm costs as approved by the APSC and a base rate decrease at Entergy New Orleans effective June 2009.

The rough production cost equalization variance is due to an additional $18.6 million allocation recorded in the second quarter of 2009 of 2007 rough production cost equalization receipts ordered by the PUCT to Texas retail customers over what was originally allocated to Entergy Texas prior to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 2007, as discussed in Note 2 to the financial statements.

In 2009, Entergy Arkansas capitalized $12.5 million of Ouachita plant service charges that were previously expensed.  The result of the capitalization in 2009 was a decrease in net revenues with an offsetting decrease in other operation and maintenance expenses.

The net gas revenue variance is primarily due to the effect of colder-than-normal weather on residential sales in the first quarter 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.

Amount
(In Millions)

2009 net revenue	$1,095
Realized price changes	(82)
Volume	79
Other	(12)
2010 net revenue	$1,080

As shown in the table above, net revenue for Non-Utility Nuclear decreased by $15 million, or 1%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to lower pricing in its contracts to sell power, substantially offset by higher volume resulting from more refueling outage days in 2009.  Included in net revenue is $23 million and $26 million of amortization of the Palisades purchased power agreement in the six months ended June 30, 2010 and 2009, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K.  Following are key performance measures for Non-Utility Nuclear for the six months ended June 30, 2010 and 2009:

	2010	2009

Net MW in operation at June 30	4,998	4,998
Average realized price per MWh	$58.22	$61.66
GWh billed	20,123	19,054
Capacity factor	92%	87%
Refueling Outage Days:
Indian Point 2	33	-
Indian Point 3	-	36
Palisades	-	41
Pilgrim	-	31
Vermont Yankee	29	-

Other Income Statement Items

Utility

Other operation and maintenance expenses were flat for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.   Increases of $15 million in payroll-related and benefits costs and $12.5 million due to the capitalization in 2009 of Ouachita plant service charges previously expensed were offset by decreases of $13 million due to higher write-offs of uncollectible customer accounts in 2009 and $10 million due to 2008 storm costs at Entergy Arkansas which were deferred per an APSC order and were recovered through revenues in 2009.

Other income decreased primarily due to a decrease of $23 million in carrying charges on storm restoration costs, partially offset by an increase of $9 million resulting from higher earnings on decommissioning trust funds.

Interest charges increased primarily due to an increase in long-term debt outstanding resulting from net debt issuances by certain of the Utility operating companies in the second half of 2009 and the first half of 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Non-Utility Nuclear

Other operation and maintenance expenses increased from $404 million for the six months ended June 30, 2009 to $481 million for the six months ended June 30, 2010 primarily due to the write-off of $32 million of capital costs, primarily for software that will not be utilized, in connection with Entergy's decision to unwind the infrastructure created for the planned Non-Utility Nuclear spin-off transaction.  Also contributing to the increase were higher spending on other operation and maintenance expenses resulting from fewer refueling outage days, tritium remediation work at the Vermont Yankee site, higher pension and benefits expense, and higher insurance expense.

Other income increased primarily due to $85 million in charges in 2009 resulting from the recognition of impairments that are not considered temporary of certain equity securities held in Non-Utility Nuclear's decommissioning trust funds, increases in realized earnings on the decommissioning trust funds, and interest income from loans to Entergy subsidiaries.

Interest charges increased primarily due to the write-off of $39 million of debt financing costs, primarily incurred for Enexus's $1.2 billion credit facility, in connection with Entergy's decision to unwind the infrastructure created for the planned Non-Utility Nuclear spin-off transaction.  Partially offsetting the increase was a decrease in fees paid to Entergy Corporation for providing collateral in the form of guarantees in connection with some of Non-Utility Nuclear's agreements to sell power.  The guarantee fees paid are intercompany transactions and are eliminated in consolidation.

Parent & Other

Interest charges decreased primarily due to lower borrowings, including the redemption of $267 million of notes payable in December 2009, as well as lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

The effective income tax rate for the six months ended June 30, 2010 was 39.5%.  The difference in the effective income tax rate versus the statutory rate of 35% for the six months ended June 30, 2010 is primarily due to a charge of $16 million resulting from a change in tax law associated with the recently enacted federal healthcare legislation, as discussed below in "Critical Accounting Estimates".  Also contributing to the increased effective rate were state income taxes and certain book and tax differences for utility plant items.  These factors were partially offset by a $19 million tax benefit recorded in connection with Entergy's decision to unwind the infrastructure created for the planned Non-Utility Nuclear spin-off transaction resulting from implementation expenses that previously were not deductible for tax purposes.  Also offsetting the increased effective rate are book and tax differences related to storm cost financing and allowance for equity funds used during construction.

The effective income tax rate for the six months ended June 30, 2009 was 35.0%.  The effective income tax rate is equal to the statutory rate of 35% for the six months ended June 30, 2009 primarily due to the reductions in the effective income tax rate discussed below being offset by increases related to state income taxes at the Utility operating companies and book and tax differences for utility plant items. The effective income tax rate for the six months ended June 30, 2009 reflected reductions related to:

•
an adjustment to state income taxes for Non-Utility Nuclear to reflect the effect of a change in the methodology of computing Massachusetts state income taxes as required by that state's taxing authority;

•	the recognition of state loss carryovers by the parent company, Entergy Corporation, that had been subject to a valuation allowance; and
•	the recognition of a federal capital loss carryover by Entergy Asset Management, Inc. that had been subject to a valuation allowance.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2010	December 31, 2009

Net debt to net capital, excluding the Texas securitization bonds, which are non-recourse to Entergy Texas	51.6%	51.5%
Effect of excluding the Texas securitization bonds	2.1%	2.1%
Net debt to net capital	53.7%	53.6%
Effect of subtracting cash from debt	2.9%	3.8%
Debt to capital	56.6%	57.4%

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

As discussed in the Form 10-K, Entergy Corporation has in place a revolving credit facility that expires in August 2012.  Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility.  As of June 30, 2010, the capacity and amounts outstanding under the credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,477	$2,659	$25	$793

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Acadia Unit 2 Purchase Agreement

As discussed more fully in the Form 10-K, in October 2009, Entergy Louisiana announced that it has signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  Entergy Louisiana and Acadia Power Partners also have entered into two purchase power agreements that are intended to provide access to the capacity and energy output of the unit during the period before the acquisition closes.  The first agreement is a tolling arrangement pursuant to which Entergy Louisiana will purchase 100 percent of the output of Acadia Unit 2.  This agreement is available to Entergy Louisiana when the federal reviews of the transaction are complete.  The second purchase power agreement is a call option agreement that commenced on June 1, 2010 and will remain in place either until deliveries commence under the tolling agreement or the acquisition closes.  Entergy Louisiana's purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  The LPSC has approved both purchase power agreements.  The parties have agreed to a procedural schedule for review of the acquisition that includes a hearing before the ALJ in December 2010.  Currently the closing is expected to occur in early 2011.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of the Little Gypsy repowering project.  In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the project and seeking recovery over a five-year period of the project costs.  In June 2010, the LPSC Staff and Intervenors filed testimony.  The LPSC Staff (1) agreed that it was prudent to move the project from long-term suspension to cancellation and that the timing of the decision to suspend on a longer-term basis was not imprudent; (2) indicated that, except for $0.8 million in compensation-related cotst, the costs incurred should be deemed prudent; (3) recommended recovery from customers over ten years but stated that the LPSC may want to consider 15 years; (4) allowed for recovery of carrying costs and earning a return on project costs, but at a reduced rate approximating the cost of debt, while also acknowledging that the LPSC may consider ordering no return; and (5) indicated that Entergy Louisiana should be directed to securitize project costs, if legally feasible and in the public interest.  The procedural schedule calls for hearings to begin in November 2010.

Dividends and Stock Repurchases

In the fourth quarter 2009 the Board granted authority for a $750 million share repurchase program.  As discussed above, at the same time that it announced its plans to unwind the business infrastructure associated with the proposed spin-off of the Non-Utility Nuclear business, Entergy also announced in April 2010 that it expected to execute on the $750 million share repurchase program and also declared that its next quarterly dividend on its common shares would be $0.83 per share, an increase from the previous $0.75 per share.  The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.

Sources of Capital

Entergy Arkansas January 2009 Ice Storm

As discussed in the Form 10-K, in January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage restoration costs.  In June 2010 the APSC issued a financing order authorizing the issuance of approximately $126.3 million in storm cost recovery bonds, which includes carrying costs of $11.5 million and $4.6 million of up-front financing costs.  Entergy Arkansas expects the bonds to be issued in the third quarter 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Hurricane Gustav and Hurricane Ike

As discussed in the Form 10-K, in September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy's service territory.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the

LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55 financings).  Entergy Gulf States Louisiana’s and Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Act 55 financings, as discussed in the Form 10-K.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Act 55 financing savings to customers via a Storm Cost Offset rider.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana, including carrying costs.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Gulf States Louisiana, Entergy Louisiana, and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that includes these terms and also includes Entergy Gulf States Louisiana’s and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $15.5 million and $27.75 million of customer benefits, respectively, through prospective annual rate reductions of $3.1 million and $5.55 million, respectively, for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued two financing orders and one ratemaking order intended to facilitate the implementation of the Act 55 financings.  In June 2010 the Louisiana State Bond Commission approved the Act 55 financings.

On July 22, 2010, the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $468.9 million in bonds under Act 55.  From the $462.4 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $200 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $262.4 million directly to Entergy Louisiana. From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana used $262.4 million to acquire 2,624,297.11 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

On July 22, 2010, the LCDA issued another $244.1 million in bonds under Act 55. From the $240.3 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $90 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $150.3 million directly to Entergy Gulf States Louisiana. From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana used $150.3 million to acquire 1,502,643.04 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LCDA, and there is no recourse against Entergy, Entergy Gulf States Louisiana or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana and Entergy Louisiana collect a system restoration charge on behalf of the LURC, and remit the collections to the bond indenture trustee.  Entergy Gulf States Louisiana and Entergy Louisiana will not report the collections as revenue because they are merely acting as the billing and collection agents for the state.

Cash Flow Activity
As shown in Entergy's Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
	(In Millions)

Cash and cash equivalents at beginning of period	$1,710	$1,920

Cash flow provided by (used in):
Operating activities	1,468	1,016
Investing activities	(1,173)	(1,120)
Financing activities	(670)	(536)
Effect of exchange rates on cash and cash equivalents	1	-
Net decrease in cash and cash equivalents	(374)	(640)

Cash and cash equivalents at end of period	$1,336	$1,280

Operating Activities

Entergy's cash flow provided by operating activities increased by $452 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to the absence of the Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending that occurred in 2009.  In addition, an increase in Utility net revenue also contributed to the increase.  These increases were partially offset by decreased collection of fuel costs and an $87.8 million fuel cost refund made by Entergy Texas in the first quarter 2010 that is discussed further in Note 2 to the financial statements in the Form 10-K.  Operating cash flow provided by the Non-Utility Nuclear business increased by approximately $80 million, with its slight decline in net revenue offset by various, individually insignificant, factors.

Investing Activities

Net cash used in investing activities increased by $53 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to an increase in nuclear fuel purchases, partially offset by an increase in collateral deposits received from Non-Utility Nuclear counterparties.  The variance in construction expenditures was relatively flat, as decreases resulting from Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending in 2009 were offset by spending on nuclear plant security upgrades, the Waterford 3 steam generator replacement project, and other projects.

Financing Activities

Net cash used in financing activities increased by $134 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily because Entergy repurchased $137.7 million of its common stock during the six months ended June 30, 2010.  Entergy made no common stock repurchases during the six months ended June 30, 2009.

For details regarding Entergy's long-term debt activity in 2010 see Note 4 to the financial statements herein.

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

System Agreement Proceedings

Rough Production Cost Equalization Rates

2010 Rate Filing Based on Calendar Year 2009 Production Costs

In May 2010, Entergy filed with the FERC the 2010 rates in accordance with the FERC's orders in the System Agreement proceeding.  The filing shows the following payments/receipts among the Utility operating companies for 2010, based on calendar year 2009 production costs, commencing for service in June 2010, are necessary to achieve rough production cost equalization under the FERC's orders:

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$27
Entergy Gulf States Louisiana	$-
Entergy Louisiana	($13)
Entergy Mississippi	($14)
Entergy New Orleans	$-
Entergy Texas	$-

Several parties intervened in the proceeding at the FERC, including the LPSC and the City Council, which have also filed protests.  On July 23, 2010, the FERC accepted Entergy's proposed rates for filing, effective June 1, 2010, subject to refund, and set the proceeding for hearing and settlement procedures.

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

Entergy Arkansas and Entergy Mississippi Notices of Termination of System Agreement Participation and Related APSC Investigation

In February 2010 the APSC issued an order announcing a refocus of its ongoing investigation of Entergy Arkansas' post-System Agreement operation.  The order describes the APSC's "stated purpose in opening this inquiry to conduct an investigation regarding the prudence of [Entergy Arkansas] entering into a successor ESA [Entergy System Agreement] as opposed to becoming a stand-alone utility upon its exit from the ESA, and whether [Entergy Arkansas], as a standalone utility, should join the SPP RTO.  It is the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
 [APSC's] intention to render a decision regarding the prudence of [Entergy Arkansas] entering into a successor ESA as opposed to becoming a stand-alone utility upon its exit from the ESA, as well as [Entergy Arkansas'] RTO participation by the end of calendar year 2010.  In parallel with this Docket, the [APSC] will be actively involved and will be closely watching to see if any meaningful enhancement will be made to a new Enhanced Independent Coordinator of Transmission (“E-ICT") Agreement through the efforts of the [Entergy Transmission System] stakeholders, Entergy, and the newly formed and federally-recognized [Entergy Regional State Committee] in 2010."

Entergy Arkansas filed testimony and participated in a March 2010 evidentiary hearing in the proceeding.  Entergy Arkansas noted in its testimony that it is not reasonable to complete a comprehensive evaluation of strategic options by the end of 2010 and that forcing a decision would place parties in the untenable position of making critical decisions based on insufficient information.  Entergy Arkansas outlined three options for post-System Agreement operation of its electrical system:  1) Entergy Arkansas self providing its generation planning and operating functions as a stand-alone company; 2) Entergy Arkansas plus new coordination agreements with third parties in which Entergy Arkansas self provides some planning and operations functions, but also enters into one or more coordinating or pooling agreements with third parties; and 3) Successor Arrangements under which Entergy Arkansas plans for its own generation resources but enters into a new generation commitment and dispatch agreement with other Utility operating companies under a successor agreement intended to avoid the litigation previously experienced.  Entergy Arkansas’s plan is expected to lead to a decision in late 2011 regarding which option to implement; however, Entergy Arkansas anticipates pursuing in 2010-2011 several elements that are common to all options.  In an attempt to reach understanding of complex issues, Entergy Arkansas proposes to hold a series of five technical conferences in the coming months targeting specific subjects.  The first two technical conferences were held in May and July 2010.  A second evidentiary hearing in the proceeding is scheduled for August 2010.

In early April 2010, Entergy Corporation and the Utility operating companies determined in connection with their decision-making process that it is appropriate to agree and commit that no Utility operating company will enter voluntarily into successor arrangements with the other Utility operating companies if its retail regulator finds successor arrangements are not in the public interest.  Hugh McDonald, chief executive officer of Entergy Arkansas, notified the APSC of this decision, and explained the decision and commitment, in a letter filed with the APSC on April 26, 2010.

June 2009 LPSC Complaint Proceeding

See the Form 10-K for a discussion of the complaint that the LPSC filed in June 2009 requesting that the FERC determine that certain of Entergy Arkansas' sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  Settlement procedures were unsuccessful, and a hearing in the matter is scheduled to commence in August 2010.  On April 16, 2010, the LPSC filed direct testimony in the proceeding alleging, among other things, (1) that Entergy violated the System Agreement by permitting Entergy Arkansas to make non-requirements sales to non-affiliated third parties rather than making such energy available to the other Utility operating companies’ customers; and (2) that over the period 2000 – 2009, these non-requirements sales caused harm to the Utility operating companies’ customers of $144.4 million and these customers should be compensated for this harm by Entergy’s shareholders.  The Utility operating companies believe the LPSC's allegations are without merit.

Independent Coordinator of Transmission (ICT)

See the Form 10-K for a discussion of Entergy's ICT and transmission issues.  As discussed in the Form 10-K, the Entergy Regional State Committee (E-RSC), which is comprised of representatives from all of the Utility operating companies' retail regulators, has been formed to consider several of these issues related to Entergy's transmission system.  Among other things, the E-RSC in concert with the FERC plan to conduct a cost/benefit analysis comparing the ICT arrangement and a proposal under which Entergy would join the Southwest Power Pool RTO.  The scope of the study was expanded in July 2010 to consider Entergy joining the Midwest ISO RTO as another alternative.  The E-RSC is also

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
considering proposed modifications to the ICT arrangement that could be implemented commencing November 2010, when the initial term of the ICT ends.  Pursuant to a September 1, 2006, order of the LPSC, ELL and EGSL filed an initial report with the LPSC describing, among other things, Entergy’s proposal to modify the current ICT arrangement and to give the E-RSC the authority, upon a unanimous vote, to direct Entergy  (a) to make a filing pursuant to section 205 of the Federal Power Act to change the way transmission upgrade costs are allocated under the Entergy Open Access Transmission Tariff and (b) to add specific projects to Entergy’s construction plan.  As noted in the report, the E-RSC is considering these and other modifications and has not reached a final conclusion.  The Utility operating companies anticipate making the necessary filing with the FERC to extend the ICT, likely with modifications, in September 2010.

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

	2010	2011	2012	2013	2014
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent (1)	53%	73%	40%	15%	14%
Unit-contingent with availability guarantees (2)	38%	17%	14%	6%	3%
Firm LD (3)	0%	2%	2%	0%	0%
Offsetting positions (4)	0%	(2)%	(2)%	0%	0%
Total (net)	91%	90%	54%	21%	17%
Planned generation (TWh)	20	41	41	40	41
Average contracted price per MWh (5)	$58	$54	$53	$50	$50

(1)	Unit-contingent is a transaction under which power is supplied from a specific generation asset; if the asset is not operating, seller is generally not liable to buyer for any damages.
(2)
Unit-contingent with availability guarantees is a transaction under which power is supplied from a specific generation asset; if the asset is not operating, seller is generally not liable to buyer for any damages, unless the actual availability over a specified period of time is below an availability threshold specified in the contract.

(3)
Firm LD is a transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract.

(4)
Offsetting positions are transactions for the purchase of energy, generally to offset a Firm LD transaction that was used as a placeholder until a unit-contingent transaction could be originated and executed.

(5)
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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At June 30, 2010, based on power prices at that time, Entergy had credit exposure of $13 million under the guarantees in place supporting Entergy Nuclear Power Marketing (a Non-Utility Nuclear subsidiary) transactions, $20 million of guarantees that support letters of credit, and $3 million of posted cash collateral.  As of June 30, 2010, the credit exposure associated with Non-Utility Nuclear assurance requirements would increase by $64 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.   In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of June 30, 2010, Entergy would have been required to provide approximately $77 million of additional cash or letters of credit under some of the agreements.

As of June 30, 2010, the counterparties or their guarantors for 99.5% of the planned energy output under contract for Non-Utility Nuclear through 2014 have public investment grade credit ratings and 0.5% is with load-serving entities without public credit ratings.

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

	2010	2011	2012	2013	2014
Non-Utility Nuclear:
Percent of capacity sold forward (net):
Bundled capacity and energy contracts	26%	25%	18%	16%	16%
Capacity contracts	46%	26%	30%	13%	0%
Total	72%	51%	48%	29%	16%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$3.2	$3.5	$2.9	$2.6	$-
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	92%	90%	57%	21%	15%
Average contract revenue per MWh	$60	$55	$55	$53	$50

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

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,214,108	$1,918,446	$4,221,038	$3,945,363
Natural gas	31,136	28,834	127,163	102,884
Competitive businesses	617,706	573,509	1,274,095	1,261,654
TOTAL	2,862,950	2,520,789	5,622,296	5,309,901

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	631,546	521,071	1,190,214	1,367,060
Purchased power	416,458	322,919	891,361	646,174
Nuclear refueling outage expenses	64,221	60,234	126,510	117,013
Other operation and maintenance	700,204	696,345	1,402,692	1,341,389
Decommissioning	52,467	49,307	104,043	98,050
Taxes other than income taxes	126,968	122,401	262,380	256,798
Depreciation and amortization	255,567	260,689	524,771	518,541
Other regulatory charges (credits) - net	(10,722)	13,327	17,370	(16,147)
TOTAL	2,236,709	2,046,293	4,519,341	4,328,878

OPERATING INCOME	626,241	474,496	1,102,955	981,023

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	17,630	15,782	30,926	32,730
Interest and dividend income	35,792	58,892	84,213	105,278
Other than temporary impairment losses	(837)	(69,203)	(1,049)	(84,939)
Miscellaneous - net	(16,780)	(13,354)	(17,302)	(26,653)
TOTAL	35,805	(7,883)	96,788	26,416

INTEREST AND OTHER CHARGES
Interest on long-term debt	127,302	125,157	294,237	253,123
Other interest - net	20,877	27,487	33,142	46,780
Allowance for borrowed funds used during construction	(10,323)	(8,483)	(18,325)	(18,294)
TOTAL	137,856	144,161	309,054	281,609

INCOME BEFORE INCOME TAXES	524,190	322,452	890,689	725,830

Income taxes	203,907	90,641	351,592	253,686

CONSOLIDATED NET INCOME	320,283	231,811	539,097	472,144

Preferred dividend requirements of subsidiaries	5,017	4,998	10,033	9,996

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$315,266	$226,813	$529,064	$462,148

Earnings per average common share:
Basic	$1.67	$1.16	$2.80	$2.38
Diluted	$1.65	$1.14	$2.77	$2.35
Dividends declared per common share	$0.83	$0.75	$1.58	$1.50

Basic average number of common shares outstanding	188,776,240	196,105,002	188,988,284	194,359,001
Diluted average number of common shares outstanding	190,717,958	198,243,169	190,999,699	198,150,768

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$539,097	$472,144
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(515)	(1,630)
Other regulatory charges (credits) - net	17,370	(16,147)
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	831,785	697,205
Deferred income taxes, investment tax credits, and non-current taxes accrued	342,641	249,448
Changes in working capital:
Receivables	(177,445)	1,888
Fuel inventory	5,002	(3,963)
Accounts payable	23,094	(58,177)
Taxes accrued	-	5,193
Interest accrued	(28,815)	(37,043)
Deferred fuel	(2,070)	266,062
Other working capital accounts	(116,720)	(157,092)
Provision for estimated losses and reserves	(30,218)	(18,642)
Changes in other regulatory assets	(22,703)	(455,577)
Changes in pensions and other postretirement liabilities	(74,187)	(44,961)
Other	161,518	117,641
Net cash flow provided by operating activities	1,467,834	1,016,349

INVESTING ACTIVITIES
Construction/capital expenditures	(918,582)	(932,056)
Allowance for equity funds used during construction	30,926	32,730
Nuclear fuel purchases	(218,829)	(149,568)
Proceeds from sale/leaseback of nuclear fuel	-	21,210
Proceeds from sale of assets and businesses	9,675	8,654
Changes in transition charge account	(22,528)	2,962
NYPA value sharing payment	(72,000)	(72,000)
Decrease in other investments	62,325	17,111
Proceeds from nuclear decommissioning trust fund sales	1,487,387	1,282,206
Investment in nuclear decommissioning trust funds	(1,531,275)	(1,330,730)
Net cash flow used in investing activities	(1,172,901)	(1,119,481)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
	2010	2009
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	525,789	783,304
Common stock and treasury stock	8,716	2,691
Retirement of long-term debt	(774,772)	(1,022,790)
Repurchase of common stock	(137,749)	-
Changes in credit line borrowings - net	17,123	-
Dividends paid:
Common stock	(298,796)	(289,159)
Preferred stock	(10,033)	(9,995)
Net cash flow used in financing activities	(669,722)	(535,949)

Effect of exchange rates on cash and cash equivalents	762	(503)

Net decrease in cash and cash equivalents	(374,027)	(639,584)

Cash and cash equivalents at beginning of period	1,709,551	1,920,491

Cash and cash equivalents at end of period	$1,335,524	$1,280,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$309,311	$321,186
Income taxes	$26,054	$(3,139)

Noncash financing activities:
Long-term debt retired (equity unit notes)	-	$(500,000)
Common stock issued in settlement of equity unit purchase contracts	-	$500,000
Proceeds from long-term debt issued for the purpose of refunding prior long-term debt	$150,000	-
Long-term debt refunded with proceeds from long-term debt issued in prior period	$(150,000)	-

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$77,155	$85,861
Temporary cash investments	1,258,369	1,623,690
Total cash and cash equivalents	1,335,524	1,709,551
Securitization recovery trust account	35,626	13,098
Accounts receivable:
Customer	646,714	553,692
Allowance for doubtful accounts	(31,269)	(27,631)
Other	177,162	152,303
Accrued unbilled revenues	373,548	302,463
Total accounts receivable	1,166,155	980,827
Deferred fuel costs	19,155	126,798
Accumulated deferred income taxes	25,403	-
Fuel inventory - at average cost	191,852	196,855
Materials and supplies - at average cost	846,344	825,702
Deferred nuclear refueling outage costs	251,237	225,290
System agreement cost equalization	23,424	70,000
Prepayments and other	467,802	386,040
TOTAL	4,362,522	4,534,161

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	38,239	39,580
Decommissioning trust funds	3,206,900	3,211,183
Non-utility property - at cost (less accumulated depreciation)	254,222	247,664
Other	112,313	120,273
TOTAL	3,611,674	3,618,700

PROPERTY, PLANT AND EQUIPMENT
Electric	36,644,117	36,343,772
Property under capital lease	782,343	783,096
Natural gas	319,034	314,256
Construction work in progress	1,679,226	1,547,319
Nuclear fuel under capital lease	-	527,521
Nuclear fuel	1,262,635	739,827
TOTAL PROPERTY, PLANT AND EQUIPMENT	40,687,355	40,255,791
Less - accumulated depreciation and amortization	17,195,687	16,866,389
PROPERTY, PLANT AND EQUIPMENT - NET	23,491,668	23,389,402

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	606,779	619,500
Other regulatory assets (includes Texas securitization transition property of $793,286 as of June 30, 2010)	4,015,339	3,647,154
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	74,754	-
Other	1,039,964	1,006,306
TOTAL	6,286,210	5,822,334

TOTAL ASSETS	$37,752,074	$37,364,597

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$590,454	$711,957
Notes payable	203,974	30,031
Accounts payable	976,740	998,228
Customer deposits	327,805	323,342
Accumulated deferred income taxes	5,330	48,584
Interest accrued	171,219	192,283
Deferred fuel costs	109,926	219,639
Obligations under capital leases	2,432	212,496
Pension and other postretirement liabilities	41,288	55,031
System agreement cost equalization	79,018	187,204
Other	298,318	215,202
TOTAL	2,806,504	3,193,997

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,003,988	7,422,319
Accumulated deferred investment tax credits	299,892	308,395
Obligations under capital leases	35,998	354,233
Other regulatory liabilities	524,962	421,985
Decommissioning and asset retirement cost liabilities	3,042,067	2,939,539
Accumulated provisions	98,956	141,315
Pension and other postretirement liabilities	2,180,595	2,241,039
Long-term debt (includes Texas securitization bonds of $828,816 as of June 30, 2010)	11,020,326	10,705,738
Other	657,324	711,334
TOTAL	25,864,108	25,245,897

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	216,724	217,343

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2010 and in 2009	2,548	2,548
Paid-in capital	5,377,119	5,370,042
Retained earnings	8,273,153	8,043,122
Accumulated other comprehensive income (loss)	(31,065)	(75,185)
Less - treasury stock, at cost (67,257,674 shares in 2010 and
65,634,580 shares in 2009)	4,851,017	4,727,167
Total common shareholders' equity	8,770,738	8,613,360
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	8,864,738	8,707,360

TOTAL LIABILITIES AND EQUITY	$37,752,074	$37,364,597

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010		2009
	(In Thousands)

RETAINED EARNINGS
Retained Earnings - Beginning of period	$8,115,010		$7,482,329

Add:
Net income attributable to Entergy Corporation	315,266	$315,266	226,813	$226,813

Deduct:
Dividends declared on common stock	157,123		146,555

Retained Earnings - End of period	$8,273,153		$7,562,587

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$260,481		$208,544

Pension and other postretirement liabilities	(266,134)		(233,089)

Net unrealized investment gains (losses)	89,003		(36,184)

Foreign currency translation	2,042		2,263
Total	85,392		(58,466)

Net derivative instrument fair value changes
arising during the period (net of tax benefit of $(50,672) and ($14,567))	(83,467)	(83,467)	(23,728)	(23,728)

Pension and other postretirement liabilities (net of tax expense (benefit) of $1,650 and ($493))	3,205	3,205	(41)	(41)

Net unrealized investment gains (losses) (net of tax expense (benefit) of ($33,891) and $74,927)	(36,043)	(36,043)	70,275	70,275

Foreign currency translation (net of tax expense (benefit) of ($82) and $725)	(152)	(152)	1,346	1,346

Balance at end of period:
Accumulated derivative instrument fair value changes	177,014		184,816

Pension and other postretirement liabilities	(262,929)		(233,130)

Net unrealized investment gains (losses)	52,960		34,091

Foreign currency translation	1,890		3,609
Total	$(31,065)		$(10,614)

Add: preferred dividend requirements of subsidiaries		5,017		4,998

Comprehensive Income		$203,826		$279,663

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$5,373,424		$5,370,446

Add:
Common stock issuances related to stock plans	3,695		4,819

Paid-in Capital - End of period	$5,377,119		$5,375,265

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010		2009
	(In Thousands)

RETAINED EARNINGS
Retained Earnings - Beginning of period	$8,043,122		$7,382,719

Add:
Net income attributable to Entergy Corporation	529,064	$529,064	462,148	$462,148
Adjustment related to implementation of new accounting pronouncement	-		6,365
Total	529,064		468,513

Deduct:
Dividends declared on common stock	299,033		288,645

Retained Earnings - End of period	$8,273,153		$7,562,587

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$117,943		$120,830

Pension and other postretirement liabilities	(267,939)		(232,232)

Net unrealized investment gains (losses)	72,162		(4,402)

Foreign currency translation	2,649		3,106
Total	(75,185)		(112,698)

Net derivative instrument fair value changes
arising during the period (net of tax expense of $36,587 and $42,619)	59,071	59,071	63,986	63,986

Pension and other postretirement liabilities (net of tax expense (benefit) of $2,541 and ($628))	5,010	5,010	(898)	(898)

Net unrealized investment gains (losses) (net of tax expense (benefit) of ($16,078) and $38,950)	(19,202)	(19,202)	44,858	44,858

Adjustment related to implementation of new accounting pronouncement (net of tax benefit of ($4,921))	-	-	(6,365)	-

Foreign currency translation (net of tax expense (benefit) of ($409) and $271)	(759)	(759)	503	503

Balance at end of period:
Accumulated derivative instrument fair value changes	177,014		184,816

Pension and other postretirement liabilities	(262,929)		(233,130)

Net unrealized investment gains (losses)	52,960		34,091

Foreign currency translation	1,890		3,609
Total	$(31,065)		$(10,614)

Add: preferred dividend requirements of subsidiaries		10,033		9,996

Comprehensive Income		$583,217		$580,593

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$5,370,042		$4,869,303

Add:
Common stock issuances in settlement of equity unit purchase contracts	-		499,934
Common stock issuances related to stock plans	7,077		6,028
Total	7,077		505,962

Paid-in Capital - End of period	$5,377,119		$5,375,265

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$724	$642	$82	13
Commercial	562	520	42	8
Industrial	570	492	78	16
Governmental	52	48	4	8
Total retail	1,908	1,702	206	12
Sales for resale	62	65	(3)	(5)
Other	244	153	91	59
Total	$2,214	$1,920	$294	15

Utility Billed Electric Energy
Sales (GWh):
Residential	7,705	7,100	605	9
Commercial	6,803	6,518	285	4
Industrial	9,862	8,790	1,072	12
Governmental	581	577	4	1
Total retail	24,951	22,985	1,966	9
Sales for resale	971	1,313	(342)	(26)
Total	25,922	24,298	1,624	7

Non-Utility Nuclear:
Operating Revenues	$581	$545	$36	7
Billed Electric Energy Sales (GWh)	9,868	8,980	888	10

	Six Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,542	$1,398	$144	10
Commercial	1,088	1,080	8	1
Industrial	1,091	1,040	51	5
Governmental	102	101	1	1
Total retail	3,823	3,619	204	6
Sales for resale	145	139	6	4
Other	253	187	66	35
Total	$4,221	$3,945	$276	7

Utility Billed Electric Energy
Sales (GWh):
Residential	17,350	14,993	2,357	16
Commercial	13,275	12,712	563	4
Industrial	18,596	16,929	1,667	10
Governmental	1,173	1,139	34	3
Total retail	50,394	45,773	4,621	10
Sales for resale	2,287	2,700	(413)	(15)
Total	52,681	48,473	4,208	9

Non-Utility Nuclear:
Operating Revenues	$1,195	$1,201	$(6)	-
Billed Electric Energy Sales (GWh)	20,123	19,054	1,069	6

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

Entergy Gulf States Louisiana

           In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates pursuant to a November 1997 LPSC general order.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period January 1, 1995 through December 31, 2002.  In June 2005 the LPSC expanded the audit period to include the years through 2004.  Discovery has largely concluded, and the LPSC Staff is expected to issue its report in the third quarter 2010.  A procedural schedule will be set to establish a hearing process to address any issues noted in the LPSC Staff report that are contested by Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana has recorded provisions for the estimated effect of this proceeding.

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

Entergy Texas

As discussed in the Form 10-K, in January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 rough production cost equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  In December 2008 the PUCT adopted an ALJ proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, the PUCT's decision results in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery.  The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas commenced proceedings in both state and federal district courts seeking to reverse the PUCT's decision.  The federal proceeding had been abated pending action by the FERC in the proceeding discussed below.

Entergy Texas filed with the FERC a proposed amendment to the System Agreement bandwidth formula to specifically calculate the payments to Entergy Gulf States Louisiana and Entergy Texas of Entergy Gulf States, Inc.'s rough production cost equalization receipts for 2007.  In May 2009 the FERC issued an order rejecting the proposed amendment.  Because of the FERC's order, Entergy Texas recorded the effects of the PUCT's allocation of the additional $18.6 million to Texas retail customers in the second quarter 2009.  On an after-tax basis, the charge to earnings was approximately $13.0 million (including interest).  In May 2010 the FERC rejected Entergy's request for rehearing of the FERC's order.  On July 14, 2010, Entergy appealed the FERC's decision to the U.S. Court of Appeals for the District of Columbia.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

                In the settlement of Entergy Texas's December 2009 rate case proceeding that is discussed further below, Entergy Texas agreed to credit to fuel factor customers $18.6 million, with the parties agreeing that this amount represents the remaining portion of the 2007 rough production cost equalization payments received by Entergy Texas.  Entergy Texas also agreed to dismiss the state and federal district court proceedings and its appeal of the FERC's decision, all of which were seeking to change the result of the December 2008 PUCT decision.

In June 2010, Entergy Texas filed with the PUCT a request to refund approximately $66 million, including interest, of fuel cost recovery over-collections through May 2010.  Entergy Texas requested that the proposed refund be made over a six-month period beginning no later than September 2010.  The request is pending consideration by the PUCT.

Storm Cost Recovery

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and reinstated storm reserve accounting effective January 1, 2009.  A hearing on Entergy Arkansas' request was held in March 2010, and in April 2010 the ALJ approved Entergy Arkansas’s establishment of a storm cost reserve account.

Entergy Arkansas January 2009 Ice Storm

As discussed in the Form 10-K, in January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage restoration costs.  In June 2010 the APSC issued a financing order authorizing the issuance of approximately $126.3 million in storm cost recovery bonds, which includes carrying costs of $11.5 million and $4.6 million of up-front financing costs.  Entergy Arkansas expects the bonds to be issued in the third quarter 2010.

Entergy Gulf States Louisiana and Entergy Louisiana Hurricane Gustav and Hurricane Ike Filing

As discussed in the Form 10-K, in September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy's service territory.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55 financings).  Entergy Gulf States Louisiana’s and Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Act 55 financings, as discussed in the Form 10-K.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Act 55 financing savings to customers via a Storm Cost Offset rider.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana, including carrying costs.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Gulf States Louisiana, Entergy Louisiana, and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that includes these terms and also includes Entergy Gulf States Louisiana’s and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a

Entergy Corporation and Subsidiaries
Notes to Financial Statements

minimum of $15.5 million and $27.75 million of customer benefits, respectively, through prospective annual rate reductions of $3.1 million and $5.55 million for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued two financing orders and one ratemaking order intended to facilitate the implementation of the Act 55 financings.  In June 2010 the Louisiana State Bond Commission approved the Act 55 financings.

On July 22, 2010, the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $468.9 million in bonds under Act 55.  From the $462.4 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $200 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $262.4 million directly to Entergy Louisiana. From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana used $262.4 million to acquire 2,624,297.11 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

On July 22, 2010, the LCDA issued another $244.1 million in bonds under Act 55. From the $240.3 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $90 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $150.3 million directly to Entergy Gulf States Louisiana. From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana used $150.3 million to acquire 1,502,643.04 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LCDA, and there is no recourse against Entergy, Entergy Gulf States Louisiana or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana and Entergy Louisiana collect a system restoration charge on behalf of the LURC, and remit the collections to the bond indenture trustee.  Entergy Gulf States Louisiana and Entergy Louisiana will not report the collections as revenue because they are merely acting as the billing and collection agents for the state.

Entergy New Orleans

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that included CDBG funding (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allowed state and local leaders to fund individual recovery priorities.  In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild.  Entergy New Orleans received $180.8 million of CDBG funds in 2007 and $19.2 million in 2010.

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
Notes to Financial Statements

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

Filings with the APSC

As discussed in the Form 10-K, on September 4, 2009, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  In June 2010 the APSC approved a settlement and subsequent compliance tariffs that provide for a $63.7 million rate increase, effective for bills rendered for the first billing cycle of July 2010.  The settlement provides for a 10.2% return on common equity.  Entergy Arkansas's proposed formula rate plan mechanism, including a recovery mechanism for APSC-approved costs for additional capacity purchases or construction/acquisition of new transmission or generating facilities, was not adopted under the settlement.

Filings with the LPSC

(Entergy Gulf States Louisiana)

See the Form 10-K for a discussion of Entergy Gulf States Louisiana’s formula rate plan that the LPSC approved for the 2008, 2009, and 2010 test years.  Entergy Gulf States Louisiana, effective with the November 2009 billing cycle, reset its rates to achieve a 10.65% return on equity for the 2008 test year.  The rate reset, a $44.3 million increase that includes a $36.9 million cost of service adjustment, plus $7.4 million net for increased capacity costs and a base rate reclassification, was implemented for the November 2009 billing cycle, and the rate reset was subject to refund pending review of the 2008 test year filing that was made in October 2009.  In January 2010, Entergy Gulf States Louisiana implemented an additional $23.9 million rate increase pursuant to a special rate implementation filing made in December 2009, primarily for incremental capacity costs approved by the LPSC.  In May 2010, Entergy Gulf States Louisiana and the LPSC staff submitted a joint report on the 2008 test year filing and requested that the LPSC accept the report, which will result in a $0.8 million reduction in current rates effective in the June 2010 billing cycle and a $0.5 million refund.  At its May 19, 2010 meeting, the LPSC accepted the joint report.

In May 2010, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2009 test year.  The filing reflects a 10.25% return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing does reflect, however, consistent with a December 2009 filing, a $9.7 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the LPSC-regulated 70% share of River Bend, in response to a NRC notification of a projected shortfall of decommissioning funding assurance.  Currently, Entergy Gulf States Louisiana's retail rates contain no amount for decommissioning funding.  The filing also reflects a $20.8 million rate increase for incremental capacity costs.  In July 2010 the LPSC approved a $7.8 million increase in the revenue requirement for decommissioning, effective September 2010.  Other issues in the formula rate plan proceeding remain pending.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In January 2010, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2009.  The filing showed an earned return on common equity of 10.87%, which is within the earnings bandwidth of 10.5% plus or minus fifty basis points, resulting in no rate change.  In April 2010, Entergy Gulf States Louisiana filed a revised evaluation report reflecting changes agreed upon with the LPSC Staff.  The revised evaluation report also results in no rate change.

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

In May 2010, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2009 test year.  The filing reflects a 10.82% return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing does reflect, however, consistent with a December 2009 filing, a $7.9 million revenue requirement increase to provide supplemental funding for the decommissioning trust maintained for Waterford 3, in response to a NRC notification of a projected shortfall of decommissioning funding assurance.  Currently, Entergy Louisiana has $2.2 million in retail rates for decommissioning funding.  The filing also reflects a $7.4 million rate decrease for incremental capacity costs.  In July 2010 the LPSC approved a $3.5 million increase in the retail revenue requirement for decommissioning, effective September 2010.  Other issues in the formula rate plan proceeding remain pending.

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

As discussed in the Form 10-K, in March 2010, Entergy Mississippi submitted its 2009 test year filing, its first annual filing under the new formula rate plan rider.  In June 2010 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for no change in rates, but does provide for the deferral as a regulatory asset of $3.9 million of legal expenses associated with certain litigation involving the Mississippi Attorney General, as well as ongoing legal expenses in that litigation until the litigation is resolved.

Filings with the City Council

In May 2010, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports.  The filings request a $12.8 million electric base revenue decrease and a $2.4 million gas base revenue increase.  The new rates would be effective with the first billing cycle in October 2010.  The City Council and its Advisors' review and consideration of these filings is pending.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the PUCT and Texas Cities

As discussed in the Form 10-K, in December 2009, Entergy Texas filed a rate case requesting a $198.7 million increase reflecting an 11.5% return on common equity based on an adjusted June 2009 test year.  The filing includes a proposed cost of service adjustment rider with a three-year term beginning with the 2010 calendar year as the initial evaluation period.  Key provisions include a plus or minus 15 basis point bandwidth, with earnings outside the bandwidth reset to the bottom or top of the band and rates changing prospectively depending upon whether Entergy Texas is under or over-earning.  The annual change in revenue requirement is limited to a percentage change in the Consumer Price Index for urban areas, and the filing includes a provision for extraordinary events greater than $10 million per year that would be considered separately.  The filing also proposes a purchased power recovery rider and a competitive generation service tariff and will establish test year baseline values to be used in the transmission cost recovery factor rider authorized for use by Entergy Texas in the 2009 legislative session.  The rate case also includes a $2.8 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the 70% share of River Bend for which Entergy Texas retail customers are responsible, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  Beginning in May 2010, Entergy Texas implemented a $17.5 million interim rate increase, subject to refund.  Intervenors and PUCT Staff filed testimony opposing the riders discussed above and recommended disallowances that would result in a maximum rate increase of, based on the PUCT Staff’s testimony, $58 million.  Hearings regarding the merits of the competitive generation service tariff, which was a proposal required by law that would allow certain larger customers to obtain alternative generation supply, were held in July 2010, and this issue is pending a PUCT decision.

The parties filed a settlement in August 2010 intended to resolve the other issues in the rate case proceeding.  The settlement provides for a $59 million base rate increase for electricity usage beginning August 15, 2010, with an additional increase of $9 million for bills rendered beginning May 2, 2011.  The settlement stipulates an authorized return on equity of 10.125%.  The settlement provides that Entergy Texas's proposed cost of service adjustment rider, purchased power recovery rider, and transmission cost recovery factors will not be approved in the rate case proceeding, although baseline values were established to be used in Entergy Texas's request for a transmission recovery factor that will be made in a separate proceeding.  The settlement states that Entergy Texas's fuel costs for the period April 2007 through June 2009 are reconciled, with $3.25 million of disallowed costs.  The settlement also sets River Bend decommissioning costs at $2.0 million annually.  The current jurisdictional deadline by which the PUCT is required to issue a final order in this proceeding is November 1, 2010.

NOTE 3.  EQUITY  (Entergy Corporation)

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended June 30,
	2010			2009
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$315.3	188.8	$1.67	$226.8	196.1	$1.16
Average dilutive effect of:
Stock options	-	1.9	(0.02)	-	2.1	(0.02)

Diluted earnings per share	$315.3	190.7	$1.65	$226.8	198.2	$1.14

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	For the Six Months Ended June 30,
	2010			2009
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$529.1	189.0	$2.80	$462.1	194.4	$2.38
Average dilutive effect of:
Stock options	-	2.0	(0.03)	-	2.1	(0.02)
Equity units	-	-	-	$ 3.2	1.7	(0.01)

Diluted earnings per share	$529.1	191.0	$2.77	$465.3	198.2	$2.35

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the six months ended June 30, 2010, Entergy Corporation issued 192,906 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.  Also during the six months ended June 30, 2010, Entergy Corporation purchased 1,816,000 shares of common stock for a total purchase price of $137.7 million.

Retained Earnings

On July 30, 2010, Entergy Corporation's Board of Directors declared a common stock dividend of $0.83 per share, payable on September 1, 2010 to holders of record as of August 12, 2010.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of approximately $3.5 billion.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.09% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2010 was 0.713% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2010.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,477	$2,659	$25	$793

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of June 30, 2010 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2010

Entergy Arkansas	April 2011	$75.125 million (b)	2.75%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.76%	-
Entergy Louisiana	August 2012	$200 million (d)	0.76%	-
Entergy Mississippi	May 2011	$35 million (e)	2.10%	-
Entergy Mississippi	May 2011	$25 million (e)	2.10%	-
Entergy Mississippi	May 2011	$10 million (e)	2.10%	-
Entergy Texas	August 2012	$100 million (f)	0.82%	-

(a)	The interest rate is the rate as of June 30, 2010 that would be applied to the outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of June 30, 2010, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($0 as of June 30, 2010 and $168 million as of December 31, 2009) is excluded from debt and capitalization in calculating the debt ratio.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of June 30, 2010, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of June 30, 2010, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2011 under a FERC order dated October 14, 2009. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2010 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	-
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy	$200	-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 12 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE) effective in the first quarter 2010.  The variable interest entities have short-term credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of June 30, 2010:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2010

Entergy Arkansas VIE	August 2010	$80	0.975%	$31.3
Entergy Gulf States Louisiana VIE	August 2010	$75	0.775%	26.3
Entergy Louisiana VIE	August 2010	$80	0.975%	55.2
System Energy VIE	August 2010	$85	0.985%	62.7

(a) Includes letter of credit fees and bank fronting fees on commercial paper issuances by the VIEs for Entergy Arkansas, Entergy Louisiana, and System Energy.  The VIE for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

The amount outstanding on these credit facilities and commercial paper issuances are presented as Notes payable on the balance sheets.  The commitment fees on the credit facilities are 0.10% of the commitment amount.  Each credit facility requires the respective lessee (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.  In July 2010, each of these credit facilities were refinanced with new credit facilities, each in the same amount and with expiration dates of July 2013.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The variable interest entities had long-term notes payable that are included in long-term debt on the respective balance sheets as of June 30, 2010 as follows:

Company	Description	Amount

Entergy Arkansas VIE	5.60% Series G due September 2011	$35 million
Entergy Arkansas VIE	9% Series H due June 2013	$30 million
Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Gulf States Louisiana VIE	5.56% Series N due May 2013	$75 million
Entergy Gulf States Louisiana VIE	5.41% Series O due July 2012	$60 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
System Energy VIE	6.29% Series F due September 2013	$70 million
System Energy VIE	5.33% Series G due April 2015	$60 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities' credit facilities, commercial paper, and long-term notes payable is included as fuel expense.

Debt Issuances and Redemptions

(Entergy Arkansas)

On June 1, 2010, Entergy Arkansas paid, at maturity, its $100 million of 4.50% Series first mortgage bonds.

(Entergy Louisiana)

In March 2010, Entergy Louisiana issued $150 million of 6.0% Series first mortgage bonds due March 2040.  Entergy Louisiana used the proceeds in April 2010, together with other available funds, to redeem, prior to maturity, all of its $150 million 7.60% Series first mortgage bonds, due April 2032.  Because the proceeds were deposited directly with a trustee and not held by Entergy Louisiana, the bond issuance and redemption are reported as non-cash financing activity on the cash flow statement.

On June 1, 2010, Entergy Louisiana paid, at maturity, its $55 million of 4.670% Series first mortgage bonds.

(Entergy Mississippi)

In April 2010, Entergy Mississippi issued $80 million of 6.20% Series first mortgage bonds due April 2040.  Entergy Mississippi used the proceeds, together with other available funds, to redeem, prior to maturity, all of its $100 million 7.25% Series first mortgage bonds, due December 2032.

(Entergy New Orleans)

Pursuant to its plan of reorganization, in May 2007, Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool.  In May 2010, Entergy New Orleans repaid, at maturity, the notes payable.

On July 1, 2010, Entergy New Orleans paid, at maturity, its $30 million of 4.98% Series first mortgage bonds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy Texas)

In May 2010, Entergy Texas issued $200 million of 3.60% Series mortgage bonds due June 2015.  Entergy Texas used a portion of the proceeds to pay prior to maturity Entergy Texas' remaining obligations (with interest rates ranging from 4.875% to 6.18% per annum and maturities ranging from November 1, 2011 to March 1, 2035) pursuant to the debt assumption agreement with Entergy Gulf States Louisiana.

(Entergy Corporation)

In May 2010, Entergy Corporation repaid, at maturity, its $75 million 6.58% notes payable.

In June 2010, Entergy Corporation repaid, at maturity, its $60 million bank term loan.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2010 are as follows:

	Book Value of Long-Term Debt (a)	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$10,801,738	$11,162,285
Entergy Arkansas	$1,472,960	$1,510,130
Entergy Gulf States Louisiana	$1,592,307	$1,667,817
Entergy Louisiana	$1,533,490	$1,619,053
Entergy Mississippi	$825,341	$803,312
Entergy New Orleans	$197,264	$204,626
Entergy Texas	$1,680,776	$1,852,939
System Energy	$608,151	$619,411

(a)
The values exclude lease obligations of $224 million at Entergy Louisiana and $225 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $179 million at Entergy, and include debt due within one year.

(b)	The fair value is determined by nationally recognized investment banking firms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy's plans generally vest over three years.

The following table includes financial information for stock options for the second quarter and six months ended June 30 for each of the years presented:

	2010	2009
	(In Millions)

Compensation expense included in Entergy's Net Income for the second quarter	$3.7	$4.2
Tax benefit recognized in Entergy's Net Income for the second quarter	$1.4	$1.6

Compensation expense included in Entergy's Net Income for the six months ended June 30,	$7.6	$8.5
Tax benefit recognized in Entergy's Net Income for the six months ended June 30,	$2.9	$3.3
Compensation cost capitalized as part of fixed assets and inventory as of June 30,	$1.4	$1.6

Entergy granted 1,407,900 stock options during the first quarter 2010 with a weighted-average fair value of $13.18.  At June 30, 2010, there were 12,404,064 stock options outstanding with a weighted-average exercise price of $70.73.  The aggregate intrinsic value of the stock options outstanding at June 30, 2010 was $11.1 million.

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the second quarters of 2010 and 2009, included the following components:

	2010	2009
	(In Thousands)

Service cost - benefits earned during the period	$26,239	$22,412
Interest cost on projected benefit obligation	57,802	54,543
Expected return on assets	(64,902)	(62,305)
Amortization of prior service cost	1,164	1,249
Amortization of loss	16,475	5,600
Net pension costs	$36,778	$21,499

Entergy's qualified pension cost, including amounts capitalized, for the six months ended June 30, 2010 and 2009, included the following components:

	2010	2009
	(In Thousands)

Service cost - benefits earned during the period	$52,478	$44,824
Interest cost on projected benefit obligation	115,604	109,086
Expected return on assets	(129,804)	(124,610)
Amortization of prior service cost	2,328	2,498
Amortization of loss	32,950	11,200
Net pension costs	$73,556	$42,998

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the second quarters of 2010 and 2009, included the following components:

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

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the six months ended June 30, 2010 and 2009, included the following components:

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,888	$4,232	$4,886	$2,326	$1,032	$2,134	$2,066
Interest cost on projected
benefit obligation	24,638	12,188	14,270	7,614	3,020	7,934	4,504
Expected return on assets	(25,318)	(15,376)	(16,388)	(8,626)	(3,618)	(10,274)	(5,904)
Amortization of prior service
cost	392	150	238	158	88	118	16
Amortization of loss	8,252	3,812	4,302	2,182	1,272	1,604	264
Net pension cost	$15,852	$5,006	$7,308	$3,654	$1,794	$1,516	$946

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,800	$3,496	$3,948	$1,990	$850	$1,834	$1,760
Interest cost on projected
benefit obligation	23,522	10,558	13,880	7,352	2,940	7,870	4,278
Expected return on assets	(24,374)	(15,032)	(16,394)	(8,472)	(3,630)	(10,370)	(5,532)
Amortization of prior service
cost	424	220	238	170	104	160	18
Amortization of loss	3,528	158	1,406	648	610	86	218
Net pension cost/(income)	$9,900	($600)	$3,078	$1,688	$874	($420)	$742

Entergy recognized $11.5 million and $4.4 million in pension cost for its non-qualified pension plans in the second quarters of 2010 and 2009, respectively.  In the second quarter 2010, Entergy recognized a $6.9 million settlement charge related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.  Entergy recognized $16.1 million and $8.8 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2010 and 2009, respectively, including the $6.9 million settlement charge recognized in the second quarter 2010.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the second quarters of 2010 and 2009:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost second quarter 2010	$189	$41	$6	$51	$6	$175
Settlement charge recognized in the second quarter 2010 included in cost above	$86	$ -	$ -	$ -	$ -	$5
Non-qualified pension cost second quarter 2009	$99	$97	$6	$43	$20	$185

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the six months ended June 30, 2010 and 2009:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost six months ended June 30, 2010	$290	$82	$6	$101	$6	$345
Settlement charge recognized in the six months ended June 30, 2010 included in cost above	$86	$ -	$ -	$ -	$ -	$5
Non-qualified pension cost six months ended June 30, 2009	$198	$194	$12	$86	$40	$370

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the second quarters of 2010 and 2009, included the following components:

	2010	2009
	(In Thousands)

Service cost - benefits earned during the period	$13,078	$11,691
Interest cost on APBO	19,020	18,816
Expected return on assets	(6,553)	(5,871)
Amortization of transition obligation	932	933
Amortization of prior service cost	(3,015)	(4,024)
Amortization of loss	4,317	4,743
Net other postretirement benefit cost	$27,779	$26,288

Entergy's other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2010 and 2009, included the following components:

	2010	2009
	(In Thousands)

Service cost - benefits earned during the period	$26,156	$23,382
Interest cost on APBO	38,040	37,632
Expected return on assets	(13,106)	(11,742)
Amortization of transition obligation	1,864	1,866
Amortization of prior service cost	(6,030)	(8,048)
Amortization of loss	8,634	9,486
Net other postretirement benefit cost	$55,558	$52,576

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the second quarters of 2010 and 2009, included the following components:

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

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2010 and 2009, included the following components:

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,686	$2,740	$2,742	$1,100	$694	$1,394	$1,126
Interest cost on APBO	7,258	4,288	4,538	2,186	1,800	3,164	1,282
Expected return on assets	(4,890)	-	-	(1,776)	(1,450)	(3,436)	(936)
Amortization of transition
obligation	410	120	192	176	830	132	4
Amortization of prior service
cost	(394)	(154)	234	(124)	180	38	(382)
Amortization of loss	3,380	1,326	1,218	952	548	1,504	650
Net other postretirement
benefit cost	$9,450	$8,320	$8,924	$2,514	$2,602	$2,796	$1,744

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,530	$2,392	$2,294	$1,060	$622	$1,238	$1,026
Interest cost on APBO	7,518	4,010	4,594	2,346	1,934	2,980	1,210
Expected return on assets	(4,286)	-	-	(1,514)	(1,368)	(3,112)	(828)
Amortization of transition
obligation	410	120	192	176	832	132	4
Amortization of prior service
cost	(394)	(154)	234	(124)	180	38	(490)
Amortization of loss	4,174	988	1,106	1,314	762	1,598	640
Net other postretirement
benefit cost	$10,952	$7,356	$8,420	$3,258	$2,962	$2,874	$1,562

Employer Contributions

Based on current assumptions, Entergy expects to contribute $254 million to its qualified pension plans in 2010.  Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2009 plan year and beyond, may affect the level of Entergy’s pension contributions in the future.  As of the end of July 2010, Entergy had contributed $159 million to its pension plans.  Therefore, Entergy presently anticipates contributing an additional $95 million to fund its qualified pension plans in 2010.

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2010:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2010 pension contributions	$71,177	$18,858	$35,909	$17,792	$6,961	$10,635	$16,094
Pension contributions made through July 2010	$46,689	$9,919	$19,423	$11,055	$3,810	$5,351	$9,916
Remaining estimated pension contributions to be made in 2010	$24,488	$8,939	$16,486	$6,737	$3,151	$5,284	$6,178

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2009 Accumulated Postretirement Benefit Obligation (APBO) by $215 million, and reduced the second quarter 2010 and 2009 other postretirement benefit cost by $6.6 million and $6.0 million, respectively.  It reduced the six months ended June 30, 2010 and 2009 other postretirement benefit cost by $13.3 million and $12.0 million, respectively.  In the second quarter 2010, Entergy received $0.6 million in Medicare subsidies for prescription drug claims.  In the six months ended June 30, 2010, Entergy received $1.8 million in Medicare subsidies for prescription drug claims.

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2009 APBO and the second quarters 2010 and 2009 other postretirement benefit cost and the six months ended June 30, 2010 and 2009 other postretirement benefit cost for the Registrant Subsidiaries as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Reduction in 12/31/2009 APBO	($45,809)	($22,227)	($25,443)	($14,824)	($9,798)	($16,652)	($7,965)
Reduction in second quarter 2010
other postretirement benefit cost	($1,314)	($850)	($786)	($412)	($268)	($277)	($267)
Reduction in second quarter 2009
other postretirement benefit cost	($1,235)	($814)	($695)	($391)	($261)	($240)	($231)
Reduction in six months ended
June 30, 2010 other
postretirement benefit cost	($2,628)	($1,700)	($1,572)	($824)	($536)	($554)	($534)
Reduction in six months ended
June 30, 2009 other
postretirement benefit cost	($2,470)	($1,628)	($1,390)	($782)	($522)	($480)	($462)
Medicare subsidies received in the
second quarter 2010	$136	$75	$87	$45	$45	$67	$14
Medicare subsidies received in the
six months ended June 30, 2010	$405	$232	$261	$139	$137	$202	$44

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy's reportable segments as of June 30, 2010 are Utility and Non-Utility Nuclear.  Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana.  Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers.  "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business, and earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the second quarters of 2010 and 2009 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2010
Operating revenues	$2,246,108	$580,852	$43,283	($7,293)	$2,862,950
Income taxes (benefit)	$141,047	$71,484	($8,624)	$-	$203,907
Consolidated net income (loss)	$230,173	$119,500	($11,031)	($18,359)	$320,283

2009
Operating revenues	$1,947,831	$544,929	$34,589	($6,560)	$2,520,789
Income taxes (benefit)	$104,700	$35,959	($50,018)	$-	$90,641
Consolidated net income	$151,575	$80,211	$18,384	($18,359)	$231,811

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy's segment financial information for the six months ended June 30, 2010 and 2009 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2010
Operating revenues	$4,349,937	$1,194,627	$91,864	($14,132)	$5,622,296
Income taxes (benefit)	$231,017	$157,689	($37,114)	$-	$351,592
Consolidated net income (loss)	$373,144	$213,726	($11,054)	($36,719)	$539,097
Total assets	$28,613,090	$8,716,935	$2,619,175	($2,197,126)	$37,752,074

2009
Operating revenues	$4,050,037	$1,201,116	$72,331	($13,583)	$5,309,901
Income taxes (benefit)	$178,163	$138,036	($62,513)	$-	$253,686
Consolidated net income (loss)	$267,544	$261,092	($19,774)	($36,718)	$472,144
Total assets	$29,010,123	$8,316,584	$1,162,840	($2,004,327)	$36,485,220

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation.  Eliminations are primarily intersegment activity.  Almost all of Entergy's goodwill is related to the Utility segment.

On April 5, 2010, Entergy announced that, effective immediately, it plans to unwind the business infrastructure associated with its proposed plan to spin-off its Non-Utility Nuclear business.  As a result of the plan to unwind the business infrastructure, Entergy has recorded expenses in the Non-Utility Nuclear segment, almost entirely in the first quarter 2010, for the write-off of certain capitalized costs incurred in connection with the planned spin-off transaction.  Other operation and maintenance expenses include the write-off of $32 million of capital costs, primarily for software that will not be utilized.  Interest charges include the write-off of $39 million of debt financing costs, primarily incurred for Enexus's $1.2 billion credit facility.  Entergy expects that it will incur approximately $40 million, after-tax, in additional expenses in unwinding this business, primarily through the remainder of 2010, including additional write-offs, dis-synergies, and certain other costs.

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

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi primarily through the purchase of short-term natural gas swaps.  These swaps are marked-to-market with offsetting regulatory assets or liabilities.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Derivatives

The fair values of Entergy's derivative instruments in the consolidated balance sheet as of June 30, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value	Business

Derivatives designated as hedging instruments

Assets:
Electricity futures, forwards, and swaps	Prepayments and other (current portion)	$181 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other deferred debits and other assets (non-current portion)	$127 million	Non-Utility Nuclear

Liabilities:
Electricity futures, forwards, and swaps	Other current liabilities (current portion)	$3 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other non-current liabilities (non-current portion)	$8 million	Non-Utility Nuclear

Derivatives not designated as hedging instruments

Liabilities:
Natural gas swaps	Other current liabilities	$22 million	Utility

The fair values of Entergy's derivative instruments in the consolidated balance sheet as of December 31, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Business

Derivatives designated as hedging instruments

Assets:
Electricity futures, forwards, and swaps	Prepayments and other (current portion)	$109 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other deferred debits and other assets (non-current portion)	$91 million	Non-Utility Nuclear

Derivatives not designated as hedging instruments

Assets:
Natural gas swaps	Prepayments and other	$8 million	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the three months ended June 30, 2010 and 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

2010

Electricity futures, forwards, and swaps	($71) million	Competitive businesses operating revenues	$67 million

2009

Electricity futures, forwards, and swaps	$36 million	Competitive businesses operating revenues	$76 million

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the six months ended June 30, 2010 and 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

2010

Electricity futures, forwards, and swaps	$197 million	Competitive businesses operating revenues	$103 million

2009

Electricity futures, forwards, and swaps	$237 million	Competitive businesses operating revenues	$133 million

Electricity over-the-counter swaps that financially settle against day-ahead power pool prices are used to manage price exposure for Non-Utility Nuclear generation.  Based on market prices as of June 30, 2010, cash flow hedges relating to power sales totaled $297 million of net gains, of which approximately $178 million are expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI, however, could vary due to future changes in market prices.  Gains totaling approximately $67 million and $103 million were realized on the maturity of cash flow hedges for the three months ended June 30, 2010 and for the six months ended June 30, 2010, respectively. Unrealized gains or losses recorded in OCI result from hedging power output at the Non-Utility Nuclear power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted power transactions at June 30, 2010 is approximately four years.  Planned generation currently sold forward from Non-Utility Nuclear power plants is 91% for the remaining two quarters of 2010 of which approximately 40% is sold under financial hedges and the remainder under normal purchase/sale contracts.  The ineffective portion of the change in the value of Entergy's cash flow hedges during the three and six months ended June 30, 2010 and 2009 was insignificant.  Certain of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.   The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  As of June 30, 2010, hedge contracts with

Entergy Corporation and Subsidiaries
Notes to Financial Statements

three counterparties were in a liability position (approximately $11 million total), but were significantly below the amounts of guarantees provided under their contracts and no cash collateral was required.  If the Entergy Corporation credit rating falls below investment grade, the impact of the corporate guarantee is ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  From time to time, Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge.  Gains or losses accumulated in OCI prior to de-designation continue to be deferred in OCI until they are included in income as the original hedged transaction occurs.  From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded to assets or liabilities on the balance sheet and offset as they flow through to earnings.

           Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility's Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of June 30, 2010 is 32,940,000 MMBtu for Entergy, 8,380,000 MMBtu for Entergy Gulf States Louisiana, 14,390,000 MMBtu for Entergy Louisiana, and 9,660,000 MMBtu for Entergy Mississippi, and 510,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended June 30, 2010 and 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (de-designated hedges)	Statement of Income Location	Amount of gain recorded in income

2010

Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	$22 million

Electricity futures, forwards, and swaps de-designated as hedged items	$3 million	Competitive business operating revenues	$ -

2009

Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	$38 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the six months ended June 30, 2010 and 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (de-designated hedges)	Statement of Income Location	Amount of gain (loss) recorded in income

2010

Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	($63) million

Electricity futures, forwards, and swaps de-designated as hedged items	$3 million	Competitive business operating revenues	$ -

2009

Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	$14 million

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries' derivative instruments on their balance sheets as of June 30, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant
Derivatives not designated as hedging instruments
Liabilities:
Natural gas swaps	Gas hedge contracts	$5.2 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$9.7 million	Entergy Louisiana
Natural gas swaps	Gas hedge contracts	$7.0 million	Entergy Mississippi

The fair values of the Registrant Subsidiaries' derivative instruments on their balance sheets as of December 31, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps	Prepayments and other	$2.1 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.4 million	Entergy Louisiana
Natural gas swaps	Prepayments and other	$2.9 million	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the three months ended June 30, 2010 and 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

2010

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.9 million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$9.2 million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$8.2 million	Entergy Mississippi

2009

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$10.7 million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$16.4 million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$11.6 million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.3) million	Entergy New Orleans

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the six months ended June 30, 2010 and 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

2010

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($16.3) million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($27.0) million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($19.6) million	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements
2009

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$8.0 million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.2 million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.2 million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.7 million	Entergy New Orleans

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities.  The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy's Non-Utility Nuclear business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants' bus bar to the contract's point of delivery, generally a power market hub, for the period thereafter.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties' credit adjusted risk free rate are recorded as derivative contract assets or liabilities. $308 million of cash flow hedges as of June 30, 2010 are in-the-money contracts with counterparties who are all currently investment grade.  $11 million of the cash flow hedges as of June 30, 2010 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

The following table sets forth, by level within the fair value hierarchy, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,258	$-	$-	$1,258
Decommissioning trust funds
Equity securities	313	1,375	-	1,688
Debt securities	537	982	-	1,519
Power contracts	-	-	308	308
Securitization recovery trust account	36	-	-	36
Other investments	35	-	-	35
	$2,179	$2,357	$308	$4,844

Liabilities:
Power contracts	$-	$-	$11	$11
Gas hedge contracts	22	-	-	22
	$22	$-	$11	$33

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,624	$-	$-	$1,624
Decommissioning trust funds:
Equity securities	528	1,260	-	1,788
Debt securities	443	980	-	1,423
Power contracts	-	-	200	200
Securitization recovery trust account	13	-	-	13
Gas hedge contracts	8	-	-	8
Other investments	42	-	-	42
	$2,658	$2,240	$200	$5,098

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2010 and 2009:

	2010	2009
	(In Millions)

Balance as of beginning of period	$432	$351

Price changes (unrealized gains/losses)	(68)	36
Settlements	(67)	(74)

Balance as of June 30,	$297	$313

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2010 and 2009:

	2010	2009
	(In Millions)

Balance as of January 1,	$200	$207

Price changes (unrealized gains/losses)	200	237
Settlements	(103)	(131)

Balance as of June 30,	$297	$313

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries' assets that are accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$92.0	$-	$-	$92.0
Decommissioning trust funds:
Equity securities	10.5	232.6	-	243.1
Debt securities	18.4	174.1	-	192.5
	$120.9	$406.7	$-	$527.6

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$82.9	$-	$-	$82.9
Decommissioning trust funds:
Equity securities	15.4	205.3	-	220.7
Debt securities	17.6	201.9	-	219.5
	$115.9	$407.2	$-	$523.1
Entergy Gulf States Louisiana

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$145.5	$-	$-	$145.5
Decommissioning trust funds:
Equity securities	2.1	184.6	-	186.7
Debt securities	31.4	126.1	-	157.5
Other investments	0.1	-	-	0.1
	$179.1	$310.7	$-	$489.8

Liabilities:
Gas hedge contracts	$5.2	$-	$-	$5.2

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$144.3	$-	$-	$144.3
Decommissioning trust funds:
Equity securities	6.7	175.5	-	182.2
Debt securities	25.3	142.0	-	167.3
Gas hedge contracts	2.1	-	-	2.1
	$178.4	$317.5	$-	$495.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$98.8	$-	$-	$98.8
Decommissioning trust funds:
Equity securities	2.9	112.7	-	115.6
Debt securities	46.9	46.6	-	93.5
Other investments	0.8	-	-	0.8
	$149.4	$159.3	$-	$308.7

Liabilities:
Gas hedge contracts	$9.7	$-	$-	$9.7

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$151.7	$-	$-	$151.7
Decommissioning trust funds:
Equity securities	7.0	110.9	-	117.9
Debt securities	44.3	46.9	-	91.2
Gas hedge contracts	3.4	-	-	3.4
Other investments	0.8	-	-	0.8
	$207.2	$157.8	$-	$365.0

Entergy Mississippi

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Other investments	$31.9	$-	$-	$31.9

Liabilities:
Gas hedge contracts	$7.0	$-	$-	$7.0

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$90.3	$-	$-	$90.3
Gas hedge contracts	2.9	-	-	2.9
Other investments	31.9	-	-	31.9
	$125.1	$-	$-	$125.1

Entergy New Orleans

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$139.1	$-	$-	$139.1
Other investments	2.6	-	-	2.6
	$141.7	$-	$-	$141.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$190.0	$-	$-	$190.0
Other investments	9.5	-	-	9.5
	$199.5	$-	$-	$199.5

Entergy Texas

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$99.9	$-	$-	$99.9
Securitization recovery trust account	35.6	-	-	35.6
	$135.5	$-	$-	$135.5

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$199.2	$-	$-	$199.2
Securitization recovery trust account	13.1	-	-	13.1
	$212.3	$-	$-	$212.3

System Energy

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$317.2	$-	$-	$317.2
Decommissioning trust funds:
Equity securities	1.9	174.9	-	176.8
Debt securities	97.3	60.6	-	157.9
	$416.4	$235.5	$-	$651.9

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$263.6	$-	$-	$263.6
Decommissioning trust funds:
Equity securities	2.1	180.2	-	182.3
Debt securities	78.4	66.3	-	144.7
	$344.1	$246.5	$-	$590.6

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The securities held as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$1,688	$195	$66
Debt Securities	1,519	87	1
Total	$3,207	$282	$67

2009
Equity Securities	$1,788	$311	$30
Debt Securities	1,423	63	8
Total	$3,211	$374	$38

The amortized cost of debt securities was $1,434 million as of June 30, 2010 and $1,368 million as of December 31, 2009.  As of June 30, 2010, the debt securities have an average coupon rate of approximately 4.42%, an average duration of approximately 5.14 years, and an average maturity of approximately 8.2 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$460	$29	$65	$1
More than 12 months	135	37	15	-
Total	$595	$66	$80	$1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$57	$1	$311	$6
More than 12 months	205	29	18	2
Total	$262	$30	$329	$8

The unrealized losses in excess of twelve months on equity securities above relate to Entergy's Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)
less than 1 year	$55	$31
1 year - 5 years	549	676
5 years - 10 years	503	388
10 years - 15 years	143	131
15 years - 20 years	69	34
20 years+	200	163
Total	$1,519	$1,423

During the three months ended June 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $716 million and $699 million, respectively.  During the three months ended June 30, 2010 and 2009, gross gains of $9 million and $16 million, respectively, and gross losses of $2 million and $10 million, respectively, were reclassified out of accumulated other comprehensive income into earnings or recorded in earnings.

During the six months ended June 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $1,487 million and $1,282 million, respectively.  During the six months ended June 30, 2010 and 2009, gross gains of $24 million and $30 million, respectively, and gross losses of $4 million and $26 million, respectively, were reclassified out of accumulated other comprehensive income into earnings or recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$243.1	$48.3	$6.8
Debt Securities	192.5	13.7	0.1
Total	$435.6	$62.0	$6.9

2009
Equity Securities	$220.7	$60.1	$3.4
Debt Securities	219.5	10.7	1.7
Total	$440.2	$70.8	$5.1

The amortized cost of debt securities was $178.9 million as of June 30, 2010 and $210.5 million as of December 31, 2009.  As of June 30, 2010, the debt securities have an average coupon rate of approximately 4.36%, an average duration of approximately 4.25 years, and an average maturity of approximately 5.0 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$62.2	$2.6	$7.0	$0.1
More than 12 months	16.9	4.2	4.1	-
Total	$79.1	$6.8	$11.1	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$31.9	$1.2
More than 12 months	26.8	3.4	3.9	0.5
Total	$26.8	$3.4	$35.8	$1.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

less than 1 year	$5.7	$6.7
1 year - 5 years	79.2	133.2
5 years - 10 years	101.3	68.2
10 years - 15 years	3.0	5.1
15 years - 20 years	-	-
20 years+	3.3	6.3
Total	$192.5	$219.5

During the three months ended June 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $33.3 million and $21.9 million, respectively.  During the three months ended June 30, 2010 and 2009, gross gains of $0.6 million and $0.1 million, respectively, and gross losses of $0.3 million and $0.4 million, respectively, were recorded in earnings.

During the six months ended June 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $132.3 million and $51.7 million, respectively.  During the six months ended June 30, 2010 and 2009, gross gains of $2.6 million and $0.2 million, respectively, and gross losses of $0.6 million and $1.2 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$186.7	$10.3	$12.3
Debt Securities	157.5	11.4	0.3
Total	$344.2	$21.7	$12.6

2009
Equity Securities	$182.2	$17.0	$5.3
Debt Securities	167.3	10.0	0.9
Total	$349.5	$27.0	$6.2

The amortized cost of debt securities was $146.4 million as of June 30, 2010 and $158.5 million as of December 31, 2009.  As of June 30, 2010, the debt securities have an average coupon rate of approximately 4.56%, an average duration of approximately 6.39 years, and an average maturity of approximately 9.2 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$92.7	$5.5	$5.5	$0.1
More than 12 months	26.2	6.8	4.5	0.2
Total	$118.9	$12.3	$10.0	$0.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$24.7	$0.6
More than 12 months	48.9	5.3	4.3	0.3
Total	$48.9	$5.3	$29.0	$0.9

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

less than 1 year	$6.7	$3.3
1 year - 5 years	32.2	46.1
5 years - 10 years	55.7	53.9
10 years - 15 years	43.6	52.0
15 years - 20 years	9.3	3.5
20 years+	10.0	8.5
Total	$157.5	$167.3

During the three months ended June 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $36.5 million and $9.9 million, respectively.  During the three months ended June 30, 2010 and 2009, gross gains of $0.6 million and $0.1 million, respectively, and gross losses of $0.1 million and $0.4 million, respectively, were recorded in earnings.

During the six months ended June 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $78.8 million and $33.7 million, respectively.  During the six months ended June 30, 2010 and 2009, gross gains of $1.5 million and $0.9 million, respectively, and gross losses of $0.2 million and $0.5 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$115.6	$11.5	$9.0
Debt Securities	93.5	6.3	0.1
Total	$209.1	$17.8	$9.1

2009
Equity Securities	$117.9	$15.3	$5.3
Debt Securities	91.2	3.9	0.9
Total	$209.1	$19.2	$6.2

The amortized cost of debt securities was $87.4 million as of June 30, 2010 and $88.2 million as of December 31, 2009.  As of June 30, 2010, the debt securities have an average coupon rate of approximately 4.03%, an average duration of approximately 4.88 years, and an average maturity of approximately 9.9 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$33.8	$2.3	$2.3	$0.1
More than 12 months	23.8	6.7	0.2	-
Total	$57.6	$9.0	$2.5	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$29.7	$0.8
More than 12 months	37.5	5.3	0.9	0.1
Total	$37.5	$5.3	$30.6	$0.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

less than 1 year	$5.1	$2.2
1 year - 5 years	27.8	31.9
5 years - 10 years	25.0	23.7
10 years - 15 years	12.1	12.1
15 years - 20 years	7.0	5.5
20 years+	16.5	15.8
Total	$93.5	$91.2

During the three months ended June 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $6.2 million and $23.3 million, respectively.  During the three months ended June 30, 2010 and 2009, gross gains of $0.02 million and $1.1 million, respectively, and gross losses of $0.1 million and $0.3 million, respectively, were recorded in earnings.

During the six months ended June 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $26.7 million and $33.5 million, respectively.  During the six months ended June 30, 2010 and 2009, gross gains of $0.6 million and $1.5 million, respectively, and gross losses of $0.1 million and $0.4 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$176.8	$13.0	$22.3
Debt Securities	157.9	6.5	0.1
Total	$334.7	$19.5	$22.4

2009
Equity Securities	$182.3	$17.8	$14.7
Debt Securities	144.7	2.8	0.8
Total	$327.0	$20.6	$15.5

The amortized cost of debt securities was $151.5 million as of June 30, 2010 and $142.8 million as of December 31, 2009.  As of June 30, 2010, the debt securities have an average coupon rate of approximately 3.90%, an average duration of approximately 4.78 years, and an average maturity of approximately 7.1 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$36.7	$2.8	$3.4	$-
More than 12 months	67.4	19.5	0.6	0.1
Total	$104.1	$22.3	$4.0	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$56.4	$0.6
More than 12 months	89.3	14.7	3.2	0.2
Total	$89.3	$14.7	$59.6	$0.8

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

less than 1 year	$3.4	$1.0
1 year - 5 years	88.9	84.0
5 years - 10 years	41.1	36.2
10 years - 15 years	6.4	4.2
15 years - 20 years	1.9	2.3
20 years+	16.2	17.0
Total	$157.9	$144.7

During the three months ended June 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $56.8 million and $170.1 million, respectively.  During the three months ended June 30, 2010 and 2009, gross gains of $0.4 million and $0.7 million, respectively, and gross losses of $0.1 million and $3.9 million, respectively, were recorded in earnings.

During the six months ended June 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $138.2 million and $322.0 million, respectively.  During the six months ended June 30, 2010 and 2009, gross gains of $1.4 million and $3.7 million, respectively, and gross losses of $0.2 million and $6.3 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  Effective January 1, 2009, Entergy adopted an accounting pronouncement providing guidance regarding recognition and presentation of other-than-temporary impairments related to investments in debt securities.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  For debt securities held as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized but for which assessment under the new guidance indicates this impairment is temporary, Entergy recorded an adjustment to its opening balance of retained earnings of $11.3 million ($6.4 million net-of-tax).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the six months ended June 30, 2010.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Non-Utility Nuclear recorded charges to other income of $1 million and $69 million for the three months ended June 30, 2010 and 2009, respectively, and $1 million and $85 million in the six months ended June 30, 2010 and 2009, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2010 is $125.5 million for Entergy, $7 million for Entergy Arkansas, $14 million for Entergy Gulf States Louisiana, $7.7 million for Entergy Louisiana, $1.3 million for Entergy Mississippi, $1.4 million for Entergy New Orleans, $3 million for Entergy Texas, and $30.2 million for System Energy.

Vermont Yankee

Four nuclear power plants in Entergy's Non-Utility Nuclear business have applications pending for NRC license renewals.  This includes the Vermont Yankee plant, which currently has an operating license that expires March 21, 2012.  In addition to its NRC license, the Vermont Public Service Board (VPSB) requires Vermont Yankee to obtain a state Certificate of Public Good (CPG) in order to operate the plant and store spent nuclear fuel beyond March 21, 2012, when the current CPG expires.  On March 3, 2008, Non-Utility Nuclear filed an application with the VPSB to renew its CPG.  Under Vermont law the VPSB cannot act on the CPG application until the Vermont General Assembly first votes affirmatively to permit the VPSB to do so.  On February 24, 2010, a bill to approve the continued operation of Vermont Yankee was advanced to a vote in the Vermont Senate and defeated by a margin of 26 to 4.  This vote does not preclude either house of the Vermont General Assembly from voting on a similar bill in the future.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy evaluates its investments in long-lived assets, including Vermont Yankee, under the accounting rules for impairment whenever there are indications that impairments may exist.  This evaluation involves a significant degree of estimation and uncertainty.  In the Non-Utility Nuclear business, Entergy's investments are subject to impairment if adverse market conditions arise, if a unit ceases operation, or for certain units if their operating licenses will not be renewed.  Specifically regarding Vermont Yankee, if Entergy concludes that Vermont Yankee is unlikely to operate significantly beyond its current license expiration date in 2012, it could result in an impairment of part or all of the carrying value of the plant, including any capitalized asset retirement cost associated with the recording of the decommissioning liability.  Decommissioning liabilities are further described in Note 9 to the financial statements in the Form 10-K.

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

The FASB issued authoritative accounting guidance that became effective in the first quarter 2010 that revises the manner in which entities evaluate whether consolidation is required for VIEs.  Under the revised guidance, the primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly affect the VIE's economic performance, and has the obligation to absorb losses or has the right to residual returns that would potentially be significant to the entity.  In conjunction with the adoption of the new guidance, Entergy updated reviews of its contracts and arrangements to determine whether Entergy is the primary beneficiary of a VIE based on the revisions to the previous consolidation model and other provisions of this standard.  Based on this review Entergy determined that Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy should consolidate the respective companies from which they lease nuclear fuel, usually in a sale and leaseback transaction.  This determination is because Entergy directs the nuclear fuel companies with respect to nuclear fuel purchases, assists the nuclear fuel companies in obtaining financing, and, if financing cannot be arranged, the lessee (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or System Energy) is responsible to repurchase nuclear fuel to allow the nuclear fuel company (the VIE) to meet its obligations.  Under the previous guidance, the determination of the primary beneficiary of a VIE was based on ownership interests and the risks and rewards in the entity attributable to the variable interest holders.  Therefore, the Entergy companies did not previously consolidate the nuclear fuel companies.  Because Entergy has historically accounted for the leases with the nuclear fuel companies as capital lease obligations, the effect of consolidating the nuclear fuel companies did not materially affect Entergy's financial statements.  During the term of the arrangements, none of the Entergy operating companies have been required to provide financial support apart from their scheduled lease payments.  These nuclear fuel leases are further described in Note 10 to the financial statements in the Form 10-K.  See Note 4 to the financial statements herein for details of the nuclear fuel companies' credit facility and commercial paper borrowings and long-term debt that are reported by Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy.  These amounts also represent Entergy's and the respective Registrant Subsidiary's maximum exposure to losses associated with their respective interests in the nuclear fuel companies.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

    Entergy Texas determined that Entergy Gulf States Reconstruction Funding I, LLC, and Entergy Texas Restoration Funding, LLC, companies wholly-owned and consolidated by Entergy Texas, are variable interest entities and that Entergy Texas is the primary beneficiary.  In June 2007, Entergy Gulf States Reconstruction Funding issued senior secured transition bonds (securitization bonds) to finance Entergy Texas's Hurricane Rita reconstruction costs.  In November 2009, Entergy Texas Restoration Funding issued senior secured transition bonds (securitization bonds) to finance Entergy Texas's Hurricane Ike and Hurricane Gustav restoration costs.  With the proceeds, the variable interest entities purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  The transition property is reflected as a regulatory asset on the consolidated Entergy Texas balance sheet.  The creditors of Entergy Texas do not have recourse to the assets or revenues of the variable interest entities, including the transition property, and the creditors of the variable interest entities do not have recourse to the assets or revenues of Entergy Texas.  Entergy Texas has no payment obligations to the variable interest entities except to remit transition charge collections.  See Note 5 to the financial statements in the Form 10-K for additional details regarding the securitization bonds.

Entergy Louisiana and System Energy are also considered to each hold a variable interest in the lessors from which they lease undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants, respectively.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the consolidated financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $25.3 million and $22.0 million in the six months ended June 30, 2010 and 2009, respectively.  System Energy made payments on its lease, including interest, of $45.7 million and $43.8 million in the six months ended June 30, 2010 and 2009, respectively.  The lessors are banks acting in the capacity of owner trustee for the benefit of equity investors in the transactions pursuant to trust agreements entered solely for the purpose of facilitating the lease transactions.  It is possible that Entergy Louisiana and System Energy may be considered as the primary beneficiary of the lessors, but Entergy is unable to apply the revised authoritative accounting guidance with respect to these VIEs because the lessors are not required to, and could not, provide the necessary financial information to consolidate the lessors.  Because Entergy accounts for these leasing arrangements as capital financings, however, Entergy believes that consolidating the lessors would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  Entergy believes, however, that the obligations recorded on the balance sheets materially represent each company’s potential exposure to loss.

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2010, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective PEOs and PFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2010 Compared to Second Quarter 2009

Net income increased by $39.0 million primarily due to higher net revenue, lower other operation and maintenance expenses, and a lower effective income tax rate.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net income increased by $38.2 million primarily due to higher net revenue, higher other income, lower other operation and maintenance expenses, and a lower effective income tax rate.

Net Revenue

Second Quarter 2010 Compared to Second Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2010 to the second quarter 2009.

Amount
(In Millions)

2009 net revenue	$282.6
Volume/weather	20.0
2009 capitalization of Ouachita plant service charges	12.5
Other	7.6
2010 net revenue	$322.7

The volume/weather variance is primarily due to an increase of 460 GWh, or 10%, in billed electricity usage primarily in the industrial sector and also including the effect of more favorable weather on residential and commercial sales.

In 2009, Entergy Arkansas capitalized $12.5 million of Ouachita plant service charges that were previously expensed.  The result of the capitalization in 2009 was a decrease in net revenues with an offsetting decrease in other operation and maintenance expenses.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $39.5 million in rider revenues and an increase of $20 million related to volume/weather, as discussed above.  The increase was partially offset by a decrease of $25.5 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2010 and a decrease of $19.1 million in gross wholesale revenue due to the expiration of a wholesale customer contract in 2009.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market price of purchased power, partially offset by an increase in the recovery from customers of deferred fuel costs.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.

Amount
(In Millions)

2009 net revenue	$542.5
Volume/weather	28.8
2009 capitalization of Ouachita plant service charges	12.5
Other	(0.7)
2010 net revenue	$583.1

The volume/weather variance is primarily due to an increase of 868 GWh, or 9%, in billed electricity usage primarily in the industrial sector and also including the effect of more favorable weather on residential and commercial sales.

In 2009, Entergy Arkansas capitalized $12.5 million of Ouachita plant service charges that were previously expensed.  The result of the capitalization in 2009 was a decrease in net revenues with an offsetting decrease in other operation and maintenance expenses.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $81.5 million in rider revenues and an increase of $28.8 million related to volume/weather, as discussed above.  The increase was partially offset by a decrease of $83.2 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2010 and a decrease of $21 million in gross wholesale revenue due to the expiration of a wholesale customer contract in 2009.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market price of purchased power, partially offset by an increase in the recovery from customers of deferred fuel costs.

Other Income Statement Variances

Second Quarter 2010 Compared to Second Quarter 2009

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $10.5 million in fossil expenses due to plant outages costs in 2009;
•	a decrease of $4.3 million due to 2008 storm costs which were deferred per an APSC order and were recovered through revenues in 2009;
•	a decrease of $3.2 million due to the deferral of 2009 rate case expenses to be amortized effective July 2010; and
•	a decrease of $2.7 million in customer service costs primarily as a result of higher write-offs of uncollectible customer accounts in 2009.

The decrease was partially offset by an increase of $12.5 million due to the capitalization in 2009 of Ouachita plant service charges previously expensed.

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $15.3 million in fossil expenses due to plant outages costs in 2009;
•	a decrease of $10 million due to 2008 storm costs which were deferred per an APSC order and were recovered through revenues in 2009;
•	a decrease of $3.3 million in customer service costs primarily as a result of higher write-offs of uncollectible customer accounts in 2009; and
•	a decrease of $3.2 million due to the deferral of 2009 rate case expenses to be amortized effective July 2010.

The decrease was partially offset by:

•	an increase of $12.5 million due to the capitalization in 2009 of Ouachita plant service charges previously expensed;
•	an increase of $5.6 million in payroll-related and benefits costs; and
•	nuclear insurance premium refunds of $3.4 million received in 2009.

Other income increased primarily due to an increase of $6.2 million in earnings on decommissioning trust funds.

Income Taxes

The effective income tax rates for the second quarter of 2010 and the six months ended June 30, 2010 were 40.8% and 42.7%, respectively.  The differences in the effective income tax rates for the second quarter 2010 and the six months ended June 30, 2010 versus the federal statutory rate of 35.0% are primarily due to certain book and tax differences related to utility plant items.

The effective income tax rates for the second quarter of 2009 and the six months ended June 30, 2009 were 57.3% and 54.8%, respectively.  The differences in the effective income tax rates for the second quarter 2009 and the six months ended June 30, 2009 versus the federal statutory rate of 35.0% are primarily due to certain book and tax differences related to utility plant items, state income taxes, and payroll and benefits related items, partially offset by the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$86,233	$39,568

Cash flow provided by (used in):
Operating activities	351,346	257,810
Investing activities	(155,857)	(204,966)
Financing activities	(183,430)	(12,287)
Net increase in cash and cash equivalents	12,059	40,557

Cash and cash equivalents at end of period	$98,292	$80,125

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Cash flow from operations increased $93.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to ice storm spending in 2009, offset by an increase of $22.3 million in pension contributions and income tax payments of $10 million in 2010 compared to income tax refunds of $24.9 million received in 2009.

Investing Activities

Net cash flow used in investing activities decreased $49.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a decrease in distribution construction expenditures as a result of an ice storm hitting Entergy Arkansas's service territory in the first quarter 2009, decreases in fossil construction expenditures resulting from various fossil projects that occurred in 2009, and money pool activity.   The decrease was partially offset by an increase in nuclear construction expenditures primarily due to the reactor coolant pump upgrade project and security upgrades.

Increases in Entergy Arkansas' receivable from the money pool are a use of cash flow, and Entergy Arkansas' receivable from the money pool increased by $2.9 million in 2010 compared to increasing by $35.2 million in 2009.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $171.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to the retirement of $100 million of 4.50% Series first mortgage bonds in June 2010, an increase of $44.7 million in common stock dividends paid in 2010, and payment on credit borrowings of $25.8 million.

Capital Structure

Entergy Arkansas's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2010	December 31, 2009

Net debt to net capital	50.7%	52.8%
Effect of subtracting cash from debt	1.5%	1.2%
Debt to capital	52.2%	54.0%

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

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

Entergy Arkansas's receivables from the money pool were as follows:

June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008
(In Thousands)

$31,782	$28,859	$51,217	$15,991

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In April 2010, Entergy Arkansas renewed its credit facility through April 2011 in the amount of $75.125 million.  There were no outstanding borrowings under the Entergy Arkansas credit facility as of June 30, 2010.

On June 1, 2010, Entergy Arkansas paid, at maturity, its $100 million of 4.50% Series first mortgage bonds.

Entergy's Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given in the Form 10-K.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, market volatility, economic trends, environmental compliance, and the ability to access capital.

Entergy Arkansas January 2009 Ice Storm

As discussed in the Form 10-K, in January 2009 a severe ice storm caused significant damage to Entergy Arkansas' transmission and distribution lines, equipment, poles, and other facilities.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage restoration costs.  In June 2010 the APSC issued a financing order authorizing the issuance of approximately $126.3 million in storm cost recovery bonds, which includes carrying costs of $11.5 million and $4.6 million of up-front financing costs.  Entergy Arkansas expects the bonds to be issued in the third quarter 2010.

White Bluff Coal Plant Project

In June 2005 the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology on certain of Entergy's coal and oil generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas's White Bluff power plant affects a Class I Area's visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners.  Under then current regulations, the scrubbers would have had to be operational by October 2013.  Entergy filed a petition in December 2009 with the Arkansas Pollution Control and Ecology (APC&E) Commission requesting a variance from this deadline, however, because the EPA has not approved Arkansas's Regional Haze SIP and the EPA has recently expressed concerns about Arkansas's Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas's petition requested that, consistent with federal law, the compliance deadline be changed as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The APC&E Commission approved the variance at its March 26, 2010 meeting.  No party appealed the variance, and the ruling is final.  The timeline for EPA action on the Arkansas Regional Haze SIP is uncertain at this time.

In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In December 2009, in response to the EPA concerns regarding Arkansas's Regional Haze SIP, the APSC suspended the procedural schedule in the proceeding and directed Entergy Arkansas to file monthly status reports regarding developments between the

Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis

EPA and the ADEQ concerning the EPA's approval of the Arkansas Regional Haze SIP.  In May 2010, Entergy Arkansas withdrew its petition for a declaratory order and the APSC closed the proceeding.

Currently, the White Bluff project is suspended, but the latest conceptual cost estimate indicated that Entergy Arkansas's share of the project could cost approximately $465 million.  The plant would continue to operate during construction, although an outage would be necessary to complete the tie-in of the scrubbers.  Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates are likely to change based on the results of this continuing analysis.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following is an update to the discussion in the Form 10-K.

As discussed in the Form 10-K, on September 4, 2009, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  In June 2010 the APSC approved a settlement and subsequent compliance tariffs that provide for a $63.7 million rate increase, effective for bills rendered for the first billing cycle of July 2010.  The settlement provides for a 10.2% return on common equity.  Entergy Arkansas's proposed formula rate plan mechanism, including a recovery mechanism for APSC-approved costs for additional capacity purchases or construction/acquisition of new transmission or generating facilities, was not adopted under the settlement.

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas' base rate proceeding eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and reinstated storm reserve accounting effective January 1, 2009.  A hearing on Entergy Arkansas' request was held in March 2010, and in April 2010 the ALJ approved Entergy Arkansas’s establishment of a storm cost reserve account.

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

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$540,535	$518,009	$1,072,429	$1,054,003

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	116,739	82,334	282,469	267,490
Purchased power	108,830	151,947	216,980	246,274
Nuclear refueling outage expenses	10,748	10,467	21,859	19,961
Other operation and maintenance	113,518	124,605	225,658	232,031
Decommissioning	8,877	8,347	17,619	17,490
Taxes other than income taxes	20,033	18,604	42,557	39,971
Depreciation and amortization	60,705	63,268	124,703	125,629
Other regulatory charges (credits) - net	(7,708)	1,091	(10,126)	(2,244)
TOTAL	431,742	460,663	921,719	946,602

OPERATING INCOME	108,793	57,346	150,710	107,401

OTHER INCOME
Allowance for equity funds used during construction	1,304	850	2,758	2,625
Interest and dividend income	6,034	3,795	13,722	7,019
Miscellaneous - net	(323)	(1,142)	(85)	(2,070)
TOTAL	7,015	3,503	16,395	7,574

INTEREST AND OTHER CHARGES
Interest on long-term debt	21,109	21,686	42,469	42,898
Other interest - net	1,914	1,210	2,890	1,884
Allowance for borrowed funds used during construction	(762)	(544)	(1,611)	(1,647)
TOTAL	22,261	22,352	43,748	43,135

INCOME BEFORE INCOME TAXES	93,547	38,497	123,357	71,840

Income taxes	38,146	22,074	52,703	39,347

NET INCOME	55,401	16,423	70,654	32,493

Preferred dividend requirements and other	1,718	1,718	3,437	3,437

EARNINGS APPLICABLE TO
COMMON STOCK	$53,683	$14,705	$67,217	$29,056

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$70,654	$32,493
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(3,948)	(1,645)
Other regulatory credits - net	(10,126)	(2,244)
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	179,316	143,119
Deferred income taxes and investment tax credits, and non-current taxes accrued	(156,174)	58,433
Changes in working capital:
Receivables	(21,628)	(57,181)
Fuel inventory	(4,815)	(1,589)
Accounts payable	(51,095)	(40,878)
Taxes accrued	172,506	-
Interest accrued	(836)	(1,888)
Deferred fuel costs	137,385	122,270
Other working capital accounts	70,417	66,220
Provision for estimated losses and reserves	(8,125)	(2,617)
Changes in other regulatory assets	(38,326)	(32,875)
Changes in pension and other postretirement liabilities	(28,336)	(9,033)
Other	44,477	(14,775)
Net cash flow provided by operating activities	351,346	257,810

INVESTING ACTIVITIES
Construction expenditures	(144,478)	(167,408)
Allowance for equity funds used during construction	2,758	2,625
Nuclear fuel purchases	(12,129)	(771)
Proceeds from sale/leaseback of nuclear fuel	-	594
Changes in other investments	2,415	-
Proceeds from nuclear decommissioning trust fund sales	132,340	51,651
Investment in nuclear decommissioning trust funds	(136,329)	(56,431)
Proceeds from sale of equipment	2,489	-
Change in money pool receivable - net	(2,923)	(35,226)
Net cash flow used in investing activities	(155,857)	(204,966)

FINANCING ACTIVITIES
Retirement of long-term debt	(100,000)	-
Changes in credit borrowings - net	(25,777)	-
Dividends paid:
Common stock	(53,400)	(8,700)
Preferred stock	(3,437)	(3,437)
Other	(816)	(150)
Net cash flow used in financing activities	(183,430)	(12,287)

Net increase in cash and cash equivalents	12,059	40,557

Cash and cash equivalents at beginning of period	86,233	39,568

Cash and cash equivalents at end of period	$98,292	$80,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$43,570	$43,992
Income taxes	$10,000	$(24,911)

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$6,320	$3,336
Temporary cash investments	91,972	82,897
Total cash and cash equivalents	98,292	86,233
Accounts receivable:
Customer	109,923	93,754
Allowance for doubtful accounts	(22,023)	(21,853)
Associated companies	76,192	91,650
Other	53,251	55,381
Accrued unbilled revenues	102,284	76,126
Total accounts receivable	319,627	295,058
Deferred fuel costs	-	122,802
Accumulated deferred income taxes	14,358	-
Fuel inventory - at average cost	19,875	15,060
Materials and supplies - at average cost	135,467	132,182
Deferred nuclear refueling outage costs	40,906	34,492
System agreement cost equalization	23,424	70,000
Prepayments and other	8,533	32,668
TOTAL	660,482	788,495

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,201	11,201
Decommissioning trust funds	435,638	440,220
Non-utility property - at cost (less accumulated depreciation)	1,687	1,435
Other	2,976	2,976
TOTAL	451,502	455,832

UTILITY PLANT
Electric	7,677,677	7,602,975
Property under capital lease	1,335	1,364
Construction work in progress	94,274	114,998
Nuclear fuel under capital lease	-	173,076
Nuclear fuel	158,186	11,543
TOTAL UTILITY PLANT	7,931,472	7,903,956
Less - accumulated depreciation and amortization	3,605,224	3,534,056
UTILITY PLANT - NET	4,326,248	4,369,900

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	46,570	51,340
Other regulatory assets	829,848	746,955
Other	25,496	23,118
TOTAL	901,914	821,413

TOTAL ASSETS	$6,340,146	$6,435,640

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$100,000
Notes payable	31,289	-
Accounts payable:
Associated companies	64,298	107,584
Other	97,503	111,523
Customer deposits	69,532	67,480
Taxes accrued	172,506	-
Accumulated deferred income taxes	-	74,794
Interest accrued	25,758	24,104
Deferred fuel costs	14,583	-
Obligations under capital leases	65	72,838
Other	24,510	14,742
TOTAL	500,044	573,065

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,456,005	1,493,580
Accumulated deferred investment tax credits	45,925	47,909
Obligations under capital leases	1,270	101,601
Other regulatory liabilities	106,031	101,370
Decommissioning	583,993	566,374
Accumulated provisions	5,092	13,217
Pension and other postretirement liabilities	420,085	448,421
Long-term debt	1,653,746	1,518,569
Other	26,227	43,623
TOTAL	4,298,374	4,334,664

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2010
and 2009	470	470
Paid-in capital	588,444	588,444
Retained earnings	836,464	822,647
TOTAL	1,425,378	1,411,561

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,340,146	$6,435,640

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$164	$150	$14	9
Commercial	111	105	6	6
Industrial	109	93	16	17
Governmental	4	6	(2)	(33)
Total retail	388	354	34	10
Sales for resale
Associated companies	76	86	(10)	(12)
Non-associated companies	16	25	(9)	(36)
Other	61	53	8	15
Total	$541	$518	$23	4

Billed Electric Energy
Sales (GWh):
Residential	1,624	1,481	143	10
Commercial	1,429	1,359	70	5
Industrial	1,739	1,490	249	17
Governmental	62	64	(2)	(3)
Total retail	4,854	4,394	460	10
Sales for resale
Associated companies	2,070	2,530	(460)	(18)
Non-associated companies	139	464	(325)	(70)
Total	7,063	7,388	(325)	(4)

	Six Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$383	$361	$22	6
Commercial	220	219	1	-
Industrial	210	197	13	7
Governmental	9	10	(1)	(10)
Total retail	822	787	35	4
Sales for resale
Associated companies	155	159	(4)	(3)
Non-associated companies	40	57	(17)	(30)
Other	55	51	4	8
Total	$1,072	$1,054	$18	2

Billed Electric Energy
Sales (GWh):
Residential	4,025	3,590	435	12
Commercial	2,809	2,711	98	4
Industrial	3,325	2,989	336	11
Governmental	126	127	(1)	(1)
Total retail	10,285	9,417	868	9
Sales for resale
Associated companies	4,057	4,400	(343)	(8)
Non-associated companies	387	1,027	(640)	(62)
Total	14,729	14,844	(115)	(1)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2010 Compared to Second Quarter 2009

Net income increased by $3.4 million primarily due to higher net revenue, partially offset by lower other income, a higher effective income tax rate, and higher other operation and maintenance expenses.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net income increased by $14.3 million primarily due to higher net revenue, partially offset by lower other income, higher other operation and maintenance expenses, and a higher effective income tax rate.

Net Revenue

Second Quarter 2010 Compared to Second Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2010 to the second quarter 2009.

Amount
(In Millions)

2009 net revenue	$201.4
Retail electric price	18.9
Fuel recovery	6.1
Volume/weather	3.6
Other	(0.7)
2010 net revenue	$229.3

The retail electric price variance is primarily due to formula rate plan increases effective January 2010 and November 2009. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan increases.

           The fuel recovery variance is primarily due to inclusion of certain nuclear fuel costs now included as recoverable after a revision to the fuel adjustment clause methodology, partially offset by fuel true-ups.

The volume/weather variance is primarily due to an increase of 599 GWh, or 14%, in billed electricity usage in all sectors, including the effect of more favorable weather on the residential sector.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Gross operating revenues and  purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $25.9 million in fuel cost recovery revenues due to higher fuel rates and increased usage;
•	an increase of $12.7 million in rider revenues due to lower System Agreement credits in 2010;
•	an increase of $3.6 million related to volume/weather, as discussed above; and
•	formula rate plan increases effective January 2010 and November 2009, as discussed above.

Purchased power expenses increased primarily due to an increase in net area demand and the average market price of purchased power.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.

Amount
(In Millions)

2009 net revenue	$397.5
Retail electric price	28.1
Volume/weather	20.6
Fuel recovery	5.8
Net wholesale revenue	(5.8)
Other	1.1
2010 net revenue	$447.3

The retail electric price variance is primarily due to formula rate plan increases effective January 2010 and November 2009. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan increases.

The volume/weather variance is primarily due to an increase of 1,297 GWh, or 16%, in billed electricity usage in all sectors, including the effect of more favorable weather on the residential sector.

The fuel recovery variance is primarily due to inclusion of certain nuclear fuel costs now included as recoverable after a revision to the fuel adjustment clause methodology, partially offset by fuel true-ups.

The net wholesale revenue variance is primarily due to the transfer of several wholesale customers to Entergy Texas in the first quarter 2010.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $20.6 million related to volume/weather, as discussed above;
•	an increase of $13 million in rider revenues due to lower System Agreement credits in 2010;
•	an increase of $12.8 million in gross gas revenues primarily due to increased usage; and
•	formula rate plan increases effective January 2010 and November 2009, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in net area demand and the average market price of purchased power, partially offset by a decrease in deferred fuel expense due to fuel and purchased power expense increases in excess of fuel cost recovery revenues.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Other Income Statement Variances

Second Quarter 2010 Compared to Second Quarter 2009

Other operation and maintenance expenses increased primarily due to:

•	an increase of $6 million in fossil expenses primarily due to higher plant maintenance costs and plant outages;
•	an increase of $2.5 million due to the settlement of Hurricane Gustav and Hurricane Ike storm costs; and
•	an increase of $1.1 million in payroll-related and benefits costs.

The increase was partially offset by a decrease of $2.2 million in customer service costs primarily as a result of higher write-offs of uncollectible customer accounts in 2009 and a decrease of $1.1 million in nuclear expenses due to lower nuclear contract costs.

Other income decreased primarily due to a decrease of $6.6 million in interest and dividend income related to the debt assumption agreement with Entergy Texas.  In June 2010, Entergy Texas repaid the outstanding assumed debt and the debt assumption agreement was terminated.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Other operation and maintenance expenses increased primarily due to:

•	an increase of $6 million in fossil expenses primarily due to higher plant maintenance costs and plant outages;
•	an increase of $2.5 million due to the settlement of Hurricane Gustav and Hurricane Ike storm costs; and
•	an increase of $2.2 million in payroll-related and benefits costs.

The increase was partially offset by a decrease of $3.4 million in customer service costs primarily as a result of higher write-offs of uncollectible customer accounts in 2009 and a decrease of $1.7 million in nuclear expenses due to lower nuclear contract costs.

Other income decreased primarily due to a decrease of $14.3 million in interest and dividend income related to the debt assumption agreement with Entergy Texas.  In June 2010, Entergy Texas repaid the outstanding assumed debt and the debt assumption agreement was terminated.

Income Taxes

The effective income tax rate was 47.9% for the second quarter 2010 and 43.0% for the six months ended June 30, 2010.  The differences in the effective income tax rates for the second quarter 2010 and for the six months ended June 30, 2010 versus the federal statutory rate of 35% were primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing and the amortization of investment tax credits.

The effective income tax rate was 38.4% for the second quarter 2009 and 39.7% for the six months ended June 30, 2009.  The difference in the effective income tax rate for the second quarter 2009 versus the federal statutory rate of 35% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing.  The difference in the effective income tax rate for the six months ended June 30, 2009 versus the federal statutory rate of 35% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing, book and tax differences related to allowance for equity funds used during construction, and the amortization of investment tax credits.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$144,460	$49,303

Cash flow provided by (used in):
Operating activities	208,179	120,994
Investing activities	(128,780)	(96,493)
Financing activities	(75,311)	(6,607)
Net increase in cash and cash equivalents	4,088	17,894

Cash and cash equivalents at end of period	$148,548	$67,197

Operating Activities

Net cash flow provided by operating activities increased $87.2 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a decrease of $28.9 million in income tax payments, a decrease of $6.9 million in interest payments, and storm restoration spending in 2009, partially offset by decreased recovery of deferred fuel costs and the timing of collections of receivables from customers.

Investing Activities

Net cash flow used in investing activities increased $32.3 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to:

•	an increase in construction expenditures resulting from $24.9 million in costs associated with the development of new nuclear generation at River Bend, as discussed below;
•
proceeds from the sale/leaseback of nuclear fuel of $20.6 million in 2009.  See Note 12 to the financial statements for discussion of the consolidation of nuclear fuel company variable interest entities effective January 1, 2010; and

•	an increase of $11.9 million in nuclear fuel purchases.

The increase was partially offset by a decrease in distribution construction expenditures related to Hurricane Gustav and Hurricane Ike work in 2009 and money pool activity.

Decreases in Entergy Gulf States Louisiana's receivable from the money pool are a source of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool decreased by $0.1 million for the six months ended June 30, 2010 compared to increasing by $31 million for the six months ended June 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $68.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase of $58.3 million in common equity distributions.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The calculation below does not reduce the debt by the debt assumed by Entergy Texas ($0 as of June 30, 2010, and $168 million as of December 31, 2009) because Entergy Gulf States Louisiana was still primarily liable on the debt.

	June 30, 2010	December 31, 2009

Net debt to net capital	50.3%	53.2%
Effect of subtracting cash from debt	2.5%	2.1%
Debt to capital	52.8%	55.3%

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

Entergy Gulf States Louisiana's receivables from the money pool were as follows:

June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008
(In Thousands)

$50,032	$50,131	$42,597	$11,589

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of June 30, 2010.

New Nuclear Development

As discussed in the Form 10-K, Entergy Gulf States Louisiana and Entergy Louisiana provided public notice to the LPSC of their intention to make a filing pursuant to the LPSC's general order that governs the development of new nuclear generation in Louisiana.  The project option being developed by the companies is for new nuclear generation at River Bend.  Entergy Gulf States Louisiana and Entergy Louisiana, together with Entergy Mississippi, have been engaged in the development of options to construct new nuclear generation at the River Bend and Grand Gulf sites.  Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend, and Entergy Mississippi is leading the development at Grand Gulf.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In the first quarter 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and recognized on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary. Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company's current participation level in the project.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  The parties have agreed to a procedural schedule that includes a hearing in May 2011.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Hurricane Gustav and Hurricane Ike

As discussed in the Form 10-K, in September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy's service territory.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55 financings).  Entergy Gulf States Louisiana’s and Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Act 55 financings, as discussed in the Form 10-K.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Act 55 financing savings to customers via a Storm Cost Offset rider.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana, including carrying costs.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Gulf States Louisiana, Entergy Louisiana, and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that includes these terms and also includes Entergy Gulf States Louisiana’s and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $15.5 million and $27.75 million of customer benefits, respectively, through prospective annual rate reductions of $3.1 million and $5.55 million for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued two financing orders and one ratemaking order intended to facilitate the implementation of the Act 55 financings.  In June 2010 the Louisiana State Bond Commission approved the Act 55 financings.

On July 22, 2010, the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $244.1 million in bonds under Act 55.  From the $240.3 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $90 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $150.3 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana used $150.3 million to acquire 1,502,643.04 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy Gulf States Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LCDA and there is no recourse against Entergy or Entergy Gulf States Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy Gulf States Louisiana will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to that discussion.

See the Form 10-K for a discussion of Entergy Gulf States Louisiana’s formula rate plan that the LPSC approved for the 2008, 2009, and 2010 test years.  Entergy Gulf States Louisiana, effective with the November 2009 billing cycle, reset its rates to achieve a 10.65% return on equity for the 2008 test year.  The rate reset, a $44.3 million increase that includes a $36.9 million cost of service adjustment, plus $7.4 million net for increased capacity costs and a base rate reclassification, was implemented for the November 2009 billing cycle, and the rate reset was subject to refund pending review of the 2008 test year filing that was made in October 2009.  In January 2010, Entergy Gulf States Louisiana implemented an additional $23.9 million rate increase pursuant to a special rate implementation filing made in December 2009, primarily for incremental capacity costs approved by the LPSC.  In May 2010, Entergy Gulf States Louisiana and the LPSC staff submitted a joint report on the 2008 test year filing and requested that the LPSC accept the report, which will result in a $0.8 million reduction in current rates effective in the June 2010 billing cycle and a $0.5 million refund.  At its May 19, 2010 meeting, the LPSC accepted the joint report.

In May 2010, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2009 test year.  The filing reflects a 10.25% return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing does reflect, however, consistent with a December 2009 filing, a $9.7 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the LPSC-regulated 70% share of River Bend, in response to a NRC notification of a projected shortfall of decommissioning funding assurance.  Currently, Entergy Gulf States Louisiana's retail rates contain no amount for decommissioning funding.  The filing also reflects a $20.8 million rate increase for incremental capacity costs.  In July 2010 the LPSC approved a $7.8 million increase in the revenue requirement for decommissioning, effective September 2010.  Other issues in the formula rate plan proceeding remain pending.

In January 2010, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2009.  The filing showed an earned return on common equity of 10.87%, which is within the earnings bandwidth of 10.5% plus or minus fifty basis points, resulting in no rate change.  In April 2010, Entergy Gulf States Louisiana filed a revised evaluation report reflecting changes agreed upon with the LPSC Staff.  The revised evaluation report also results in no rate change.

           In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates pursuant to a November 1997 LPSC general order.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period January 1, 1995 through December 31, 2002.  In June 2005 the LPSC expanded the audit period to include the years through 2004.  Discovery has largely concluded, and the LPSC Staff is expected to issue its report in the third quarter 2010.  A procedural schedule will be set to establish a hearing process to address any issues noted in the LPSC Staff report that are contested by Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana has recorded provisions for the estimated effect of this proceeding.

Federal Regulation

See "System Agreement Proceedings" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Entergy Gulf States Louisiana, L.L.C.
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

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$497,004	$430,866	$954,785	$889,871
Natural gas	12,221	10,397	53,115	40,297
TOTAL	509,225	441,263	1,007,900	930,168

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	68,853	65,697	132,989	173,687
Purchased power	213,417	171,522	432,027	351,464
Nuclear refueling outage expenses	5,605	5,293	11,323	10,528
Other operation and maintenance	87,240	82,349	166,879	162,100
Decommissioning	3,325	3,363	6,604	6,658
Taxes other than income taxes	17,954	17,445	36,410	35,169
Depreciation and amortization	32,613	34,472	67,802	67,731
Other regulatory charges (credits) - net	(2,376)	2,685	(4,430)	7,567
TOTAL	426,631	382,826	849,604	814,904

OPERATING INCOME	82,594	58,437	158,296	115,264

OTHER INCOME
Allowance for equity funds used during construction	1,525	1,012	2,811	3,284
Interest and dividend income	8,780	16,866	19,378	35,104
Miscellaneous - net	(1,773)	(1,830)	(3,352)	(3,221)
TOTAL	8,532	16,048	18,837	35,167

INTEREST AND OTHER CHARGES
Interest on long-term debt	23,949	26,072	48,198	55,098
Other interest - net	6,474	2,331	7,407	4,565
Allowance for borrowed funds used during construction	(982)	(700)	(1,799)	(2,033)
TOTAL	29,441	27,703	53,806	57,630

INCOME BEFORE INCOME TAXES	61,685	46,782	123,327	92,801

Income taxes	29,531	17,980	53,090	36,878

NET INCOME	32,154	28,802	70,237	55,923

Preferred distribution requirements and other	208	206	414	412

EARNINGS APPLICABLE TO COMMON EQUITY	$31,946	$28,596	$69,823	$55,511

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$70,237	$55,923
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	823	-
Other regulatory charges (credits) - net	(4,430)	7,567
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	98,435	74,389
Deferred income taxes, investment tax credits, and non-current taxes accrued	(301,383)	59,199
Changes in working capital:
Receivables	(66,006)	61,127
Fuel inventory	1,973	(2,819)
Accounts payable	62,841	(85,115)
Taxes accrued	325,175	48,058
Interest accrued	229	(2,615)
Deferred fuel costs	(29,431)	14,908
Other working capital accounts	39,676	22,253
Provision for estimated losses and reserves	(7,322)	91
Changes in other regulatory assets	(2,998)	(29,696)
Other	20,360	(102,276)
Net cash flow provided by operating activities	208,179	120,994

INVESTING ACTIVITIES
Construction expenditures	(118,261)	(84,132)
Allowance for equity funds used during construction	2,811	3,284
Nuclear fuel purchases	(12,023)	(116)
Proceeds from sale/leaseback of nuclear fuel	-	20,621
Investment in affiliates	-	160
Proceeds from nuclear decommissioning trust fund sales	78,849	33,706
Investment in nuclear decommissioning trust funds	(83,391)	(39,008)
Change in money pool receivable - net	99	(31,008)
Changes in other investments	3,136	-
Net cash flow used in investing activities	(128,780)	(96,493)

FINANCING ACTIVITIES
Changes in credit borrowings - net	(9,500)	-
Dividends/distributions paid:
Common equity	(64,300)	(6,000)
Preferred membership interests	(414)	(412)
Other	(1,097)	(195)
Net cash flow used in financing activities	(75,311)	(6,607)

Net increase in cash and cash equivalents	4,088	17,894

Cash and cash equivalents at beginning of period	144,460	49,303

Cash and cash equivalents at end of period	$148,548	$67,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$53,905	$60,795
Income taxes	$394	$29,337

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$167,742	$70,825

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,090	$139
Temporary cash investments	145,458	144,321
Total cash and cash equivalents	148,548	144,460
Accounts receivable:
Customer	66,051	38,633
Allowance for doubtful accounts	(1,968)	(1,235)
Associated companies	134,979	102,807
Other	29,738	22,425
Accrued unbilled revenues	58,408	56,425
Total accounts receivable	287,208	219,055
Fuel inventory - at average cost	27,325	29,298
Materials and supplies - at average cost	111,611	107,531
Deferred nuclear refueling outage costs	15,943	26,722
Debt assumption by Entergy Texas	-	167,742
Prepayments and other	5,889	42,146
TOTAL	596,524	736,954

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	189,400	189,400
Decommissioning trust funds	344,190	349,527
Non-utility property - at cost (less accumulated depreciation)	149,951	146,190
Other	11,865	11,342
TOTAL	695,406	696,459

UTILITY PLANT
Electric	6,828,055	6,855,075
Natural gas	116,688	113,970
Construction work in progress	104,927	84,161
Nuclear fuel under capital lease	-	156,996
Nuclear fuel	148,687	6,005
TOTAL UTILITY PLANT	7,198,357	7,216,207
Less - accumulated depreciation and amortization	3,766,139	3,714,199
UTILITY PLANT - NET	3,432,218	3,502,008

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	268,443	288,313
Other regulatory assets	425,302	299,793
Deferred fuel costs	100,124	100,124
Long-term receivables	980	967
Other	17,038	11,564
TOTAL	811,887	700,761

TOTAL ASSETS	$5,536,035	$5,636,182

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$11,975	$11,975
Notes payable	24,800	-
Accounts payable:
Associated companies	112,075	52,622
Other	95,673	91,604
Customer deposits	45,777	45,645
Taxes accrued	325,175	-
Accumulated deferred income taxes	6,813	12,219
Interest accrued	26,953	24,709
Deferred fuel costs	12,920	42,351
Obligations under capital leases	-	30,387
Pension and other postretirement liabilities	8,196	8,021
Gas hedge contracts	5,244	263
System agreement cost equalization	-	10,000
Other	13,358	8,790
TOTAL	688,959	338,586

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,047,387	1,345,984
Accumulated deferred investment tax credits	86,552	88,246
Obligations under capital leases	-	126,226
Other regulatory liabilities	63,361	47,423
Decommissioning and asset retirement cost liabilities	330,408	321,158
Accumulated provisions	7,347	14,669
Pension and other postretirement liabilities	231,045	234,473
Long-term debt	1,580,332	1,614,366
Long-term payables - associated companies	33,535	34,340
Other	18,739	28,952
TOTAL	3,398,706	3,855,837

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Members' equity	1,479,443	1,473,930
Accumulated other comprehensive loss	(41,073)	(42,171)
TOTAL	1,448,370	1,441,759

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,536,035	$5,636,182

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended
	2010		2009
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,470,802		$1,379,318

Add: Net Income	32,154	$32,154	28,802	$28,802

Deduct:
Dividends/distributions declared on common equity	23,300		6,000
Preferred membership interests	208	208	206	206
Other	5		5
	23,513		6,211

Members' Equity - End of period	$1,479,443		$1,401,909

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(41,592)		$(29,863)

Pension and other postretirement liabilities (net of tax expense
of $505 and $309)	519	519	199	199

Balance at end of period:
Pension and other postretirement liabilities	$(41,073)		$(29,664)
Comprehensive Income		$32,465		$28,795

	Six Months Ended
	2010		2009
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,473,930		$1,352,408

Add: Net Income	70,237	$70,237	55,923	$55,923

Deduct:
Dividends/distributions declared on common equity	64,300		6,000
Preferred membership interests	414	414	412	412
Other	10		10
	64,724		6,422

Members' Equity - End of period	$1,479,443		$1,401,909

ACCUMULATED OTHER COMPREHENSIVE
LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(42,171)		$(30,265)

Pension and other postretirement liabilities (net of tax expense
of $1,048 and $745)	1,098	1,098	601	601

Balance at end of period:
Pension and other postretirement liabilities	$(41,073)		$(29,664)
Comprehensive Income		$70,921		$56,112

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$107	$88	$19	22
Commercial	101	86	15	17
Industrial	128	95	33	35
Governmental	5	4	1	25
Total retail	341	273	68	25
Sales for resale
Associated companies	116	105	11	10
Non-associated companies	22	31	(9)	(29)
Other	18	22	(4)	(18)
Total	$497	$431	$66	15

Billed Electric Energy
Sales (GWh):
Residential	1,195	1,126	69	6
Commercial	1,244	1,211	33	3
Industrial	2,319	1,818	501	28
Governmental	51	55	(4)	(7)
Total retail	4,809	4,210	599	14
Sales for resale
Associated companies	2,216	1,930	286	15
Non-associated companies	480	743	(263)	(35)
Total	7,505	6,883	622	9

	Six Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$226	$189	$37	20
Commercial	199	185	14	8
Industrial	241	207	34	16
Governmental	10	9	1	11
Total retail	676	590	86	15
Sales for resale
Associated companies	209	201	8	4
Non-associated companies	46	63	(17)	(27)
Other	24	36	(12)	(33)
Total	$955	$890	$65	7

Billed Electric Energy
Sales (GWh):
Residential	2,520	2,182	338	15
Commercial	2,443	2,336	107	5
Industrial	4,329	3,478	851	24
Governmental	107	106	1	1
Total retail	9,399	8,102	1,297	16
Sales for resale
Associated companies	3,906	3,713	193	5
Non-associated companies	957	1,404	(447)	(32)
Total	14,262	13,219	1,043	8

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2010 Compared to Second Quarter 2009

Net income increased $21.3 million primarily due to higher net revenue partially offset by higher interest expense.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net income increased $21.6 million primarily due to higher net revenue, partially offset by higher interest expense, higher other operation and maintenance expenses, lower other income, and a higher effective income tax rate.

Net Revenue

Second Quarter 2010 Compared to Second Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2010 to the second quarter 2009.

Amount
(In Millions)

2009 net revenue	$241.6
Retail electric price	12.9
Volume/weather	11.0
Other	3.6
2010 net revenue	$269.1

The retail electric price variance is primarily due to a net increase in the formula rate plan effective November 2009 which allowed Entergy Louisiana to reset its rates to achieve a 10.25% return on equity for the 2008 test year, in addition to fewer credits passed on to customers in 2010 compared to 2009 related to the Act 55 storm cost financing as a result of a reduction in rates effective with the May 2010 billing cycle.  See Note 2 to the financial statements in the Form 10-K and herein for more discussion of the formula rate plan rate reset.  See Note 2 to the financial statements in the Form 10-K for further discussion of the Act 55 storm cost financing.

The volume/weather variance is primarily due to an increase of 446 GWh, or 7%, in billed electricity usage in all sectors, including the effect of more favorable weather on the residential and commercial sectors.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $41.8 million in fuel cost recovery revenues due to higher fuel rates and increased usage;
•	an increase of $15.6 million in rider revenues due to lower System Agreement credits in 2010;
•	an increase of $12.9 million in gross wholesale revenue due to an increase in sales to affiliated customers; and
•	an increase of $11.0 million related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power and an increase in demand, partially offset by a decrease in the average market price of natural gas.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.

Amount
(In Millions)

2009 net revenue	$453.5
Volume/weather	33.7
Retail electric price	22.2
Other	(2.0)
2010 net revenue	$507.4

The volume/weather variance is primarily due to an increase of 1,169 GWh, or 9%, in billed electricity usage in all sectors, including the effect of more favorable weather on the residential and commercial sectors.

The retail electric price variance is primarily due to a net increase in the formula rate plan effective November 2009 which allowed Entergy Louisiana to reset its rates to achieve a 10.25% return on equity for the 2008 test year, in addition to fewer credits passed on to customers in 2010 compared to 2009 related to the Act 55 storm cost financing as a result of a reduction in rates effective with the May 2010 billing cycle.  See Note 2 to the financial statements in the Form 10-K and herein for more discussion of the formula rate plan rate reset.  See Note 2 to the financial statements in the Form 10-K for further discussion of the Act 55 storm cost financing.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $106.4 million in fuel cost recovery revenues due to higher fuel rates and increased usage;
•	an increase of $33.7 million related to volume/weather, as discussed above;
•	an increase of $17.7 million in gross wholesale revenue due to an increase in sales to affiliated customers; and
•	an increase of $16.3 million in rider revenues due to lower System Agreement credits in 2010.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power, an increase in demand, and an increase in the recovery from customers of deferred fuel costs, partially offset by a decrease in the average market price of natural gas.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Other Income Statement Variances

Second Quarter 2010 Compared to Second Quarter 2009

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $400 million of 5.40% Series first mortgage bonds in November 2009 and the issuance of $150 million of 6.0% Series first mortgage bonds in March 2010.  In April 2010, Entergy Louisiana used the proceeds from the March 2010 issuance, together with other available funds, to redeem, prior to maturity, all of its $150 million 7.60% Series first mortgage bonds, due April 2032.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.7 million in nuclear expenses due to higher nuclear labor and contract costs;
•	an increase of $2.8 million in payroll-related and benefits costs; and
•	an increase of $2.3 million due to the settlement of Hurricane Gustav and Hurricane Ike storm costs.

The increase was partially offset by a decrease of $3.8 million in customer service costs primarily as a result of higher write-offs of uncollectible customer accounts in 2009.

Other income decreased primarily due to a decrease in carrying charges on storm restoration costs and a decrease in the allowance for equity funds used during construction due to more construction work in progress in 2009.

Interest expense increased primarily due to an increase in long-term debt outstanding as a result of the issuance of $400 million of 5.40% Series first mortgage bonds in November 2009 and the issuance of $150 million of 6.0% Series first mortgage bonds in March 2010.  In April 2010, Entergy Louisiana used the proceeds from the March 2010 issuance, together with other available funds, to redeem, prior to maturity, all of its $150 million 7.60% Series first mortgage bonds, due April 2032.

Income Taxes

The effective income tax rates for the second quarters of 2010 and 2009 were 31.1% and 29.9%, respectively.  The effective income tax rates for the six months ended June 30, 2010 and 2009 were 30.3% and 27.7%, respectively.    The differences in the effective income tax rates for the second quarters of 2010 and 2009 and the six months ended June 30, 2010 and 2009 versus the federal statutory rate of 35.0% are primarily due to book and tax differences related to storm cost financing and allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and state income taxes.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$151,849	$138,918

Cash flow provided by (used in):
Operating activities	226,060	166,826
Investing activities	(175,517)	(212,944)
Financing activities	(103,357)	(19,972)
Net decrease in cash and cash equivalents	(52,814)	(66,090)

Cash and cash equivalents at end of period	$99,035	$72,828

Operating Activities

Cash flow provided by operating activities increased $59.2 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to storm restoration spending in 2009 as a result of Hurricane Gustav and increased recovery of fuel costs, offset by an increase of $9.2 million in pension contributions and income tax payments of $4.5 million in 2010 compared to income tax refunds of $31.0 million in 2009.

Investing Activities

Net cash flow used in investing activities decreased $37.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a decrease in construction expenditures as a result of higher distribution construction expenditures in 2009 due to Hurricane Gustav and decreased fossil construction expenditures due to the suspension of the Little Gypsy repowering project in 2009.  See MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - "Little Gypsy Repowering Project" in the Form 10-K for a discussion of the suspension.  The decrease was partially offset by an increase in construction expenditures resulting from $24.9 million in costs associated with the development of new nuclear generation at River Bend, as discussed below, and increased nuclear construction expenditures primarily due to the Waterford 3 steam generator replacement project, the dry fuel storage project, and security upgrades.

Financing Activities

Net cash flow used in financing activities increased $83.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to:

•	the retirement in June 2010 of $55 million of 4.67% Series first mortgage bonds;
•	a principal payment of $17.3 million in 2010 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $6.6 million in 2009; and
•	the retirement of the $30 million Series D note by the nuclear fuel company variable interest entity.

Also, in March 2010, Entergy Louisiana issued $150 million of 6.0% Series first mortgage bonds due March 2040.  Because the proceeds were deposited directly with a trustee and not held by Entergy Louisiana, the bond issuance is reported as a non-cash financing activity on the cash flow statement.  In April 2010 the proceeds were used, together with other available funds, to redeem, prior to maturity, all of its $150 million 7.60% Series first mortgage bonds, due April 2032.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2010	December 31, 2009

Net debt to net capital	46.1%	47.8%
Effect of subtracting cash from debt	1.3%	2.1%
Debt to capital	47.4%	49.9%

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

Entergy Louisiana's receivables from the money pool were as follows:

June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008
(In Thousands)

$34,131	$52,807	$46,559	$61,236

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of June 30, 2010.

In March 2010, Entergy Louisiana issued $150 million of 6.0% Series first mortgage bonds due March 2040.  Entergy Louisiana used the proceeds in April 2010, together with other available funds, to redeem, prior to maturity, all of its $150 million 7.60% Series first mortgage bonds, due April 2032.

On June 1, 2010, Entergy Louisiana paid, at maturity, its $55 million of 4.670% Series first mortgage bonds.

Acadia Unit 2 Purchase Agreement

As discussed more fully in the Form 10-K, in October 2009, Entergy Louisiana announced that it has signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  Entergy Louisiana and Acadia Power Partners also have entered into two purchase power agreements that are intended to provide access to the capacity and energy output of the unit during the period before the acquisition closes.  The first agreement is a tolling arrangement pursuant to which Entergy Louisiana will purchase 100 percent of the output of Acadia Unit 2.  This agreement is available to Entergy Louisiana when the federal reviews of the transaction are complete.  The second purchase power agreement is a call option agreement that commenced on June 1, 2010 and will remain in place either until deliveries commence under the tolling agreement or the acquisition closes.  Entergy Louisiana's purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  The LPSC has approved both purchase power agreements.  The parties have agreed to a procedural schedule for review of the acquisition that includes a hearing before the ALJ in December 2010.  Currently the closing is expected to occur in early 2011.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Little Gypsy Repowering Project

See the Form 10-K for a discussion of the Little Gypsy repowering project.  In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the project and seeking recovery over a five-year period of the project costs.  In June 2010, the LPSC Staff and Intervenors filed testimony.  The LPSC Staff (1) agreed that it was prudent to move the project from long-term suspension to cancellation and that the timing of the decision to suspend on a longer-term basis was not imprudent; (2) indicated that, except for $0.8 million in compensation-related costs, the costs incurred should be deemed prudent; (3) recommended recovery from customers over ten years but stated that the LPSC may want to consider 15 years; (4) allowed for recovery of carrying costs and earning a return on project costs, but at a reduced rate approximating the cost of debt, while also acknowledging that the LPSC may consider ordering no return; and (5) indicated that Entergy Louisiana should be directed to securitize project costs, if legally feasible and in the public interest.  The procedural schedule calls for hearings to begin in November 2010.

New Nuclear Development

As discussed in the Form 10-K, Entergy Gulf States Louisiana and Entergy Louisiana provided public notice to the LPSC of their intention to make a filing pursuant to the LPSC's general order that governs the development of new nuclear generation in Louisiana.  The project option being developed by the companies is for new nuclear generation at River Bend.  Entergy Gulf States Louisiana and Entergy Louisiana, together with Entergy Mississippi, have been engaged in the development of options to construct new nuclear generation at the River Bend and Grand Gulf sites.  Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend, and Entergy Mississippi is leading the development at Grand Gulf.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In the first quarter 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and recognized on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary. Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company's current participation level in the project.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  The parties have agreed to a procedural schedule that includes a hearing in May 2011.

Hurricane Gustav and Hurricane Ike

As discussed in the Form 10-K, in September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy's service territory.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55 financings).  Entergy Gulf States Louisiana’s and Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Act 55 financings, as discussed in the Form 10-K.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Act 55 financing savings to customers via a Storm Cost Offset rider.  On December 30, 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana, including carrying costs.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Louisiana's storm reserve in the amount of $200 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Gulf States Louisiana, Entergy Louisiana, and
other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that includes these terms and also includes Entergy Gulf States Louisiana’s and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $15.5 million and $27.75 million of customer benefits, respectively, through prospective annual rate reductions of $3.1 million and $5.55 million for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued two financing orders and one ratemaking order intended to facilitate the implementation of the Act 55 financings.  In June 2010 the Louisiana State Bond Commission approved the Act 55 financings.

On July 22, 2010, the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $468.9 million in bonds under Act 55.  From the $462.4 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $200 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $262.4 million directly to Entergy Louisiana. From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana used $262.4 million to acquire 2,624,297.11 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LCDA and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy Louisiana will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

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

In May 2010, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2009 test year.  The filing reflects a 10.82% return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing does reflect, however, consistent with a December 2009 filing, a $7.9 million revenue requirement increase to provide supplemental funding for the decommissioning trust maintained for Waterford 3, in response to a NRC notification of a projected shortfall of decommissioning funding assurance.  Currently, Entergy Louisiana has $2.2 million in retail rates for decommissioning funding.  The filing also reflects a $7.4 million rate decrease for incremental capacity costs.  In July 2010 the LPSC approved a $3.5 million increase in the retail revenue requirement for decommissioning, effective September 2010.  Other issues in the formula rate plan proceeding remain pending.

Entergy Louisiana, LLC
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

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$619,473	$527,156	$1,230,997	$1,056,413

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	143,426	84,993	302,675	219,567
Purchased power	212,402	194,614	432,475	371,136
Nuclear refueling outage expenses	6,172	5,475	12,270	11,069
Other operation and maintenance	104,706	108,169	206,686	201,811
Decommissioning	5,688	5,295	11,275	10,497
Taxes other than income taxes	15,158	17,071	33,158	33,715
Depreciation and amortization	47,291	50,569	97,518	100,016
Other regulatory charges (credits) - net	(5,485)	5,959	(11,503)	12,214
TOTAL	529,358	472,145	1,084,554	960,025

OPERATING INCOME	90,115	55,011	146,443	96,388

OTHER INCOME
Allowance for equity funds used during construction	6,990	7,414	13,527	14,860
Interest and dividend income	18,566	16,820	34,908	38,332
Miscellaneous - net	(1,250)	(1,425)	(2,072)	(2,198)
TOTAL	24,306	22,809	46,363	50,994

INTEREST AND OTHER CHARGES
Interest on long-term debt	28,329	23,501	57,192	46,908
Other interest - net	1,823	2,045	3,997	4,205
Allowance for borrowed funds used during construction	(4,668)	(4,782)	(9,036)	(9,592)
TOTAL	25,484	20,764	52,153	41,521

INCOME BEFORE INCOME TAXES	88,937	57,056	140,653	105,861

Income taxes	27,678	17,066	42,562	29,334

NET INCOME	61,259	39,990	98,091	76,527

Preferred distribution requirements and other	1,738	1,738	3,475	3,475

EARNINGS APPLICABLE TO
COMMON EQUITY	$59,521	$38,252	$94,616	$73,052

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$98,091	$76,527
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(11,503)	12,214
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	140,665	110,513
Deferred income taxes, investment tax credits, and non-current taxes accrued	86,180	80,720
Changes in working capital:
Receivables	(56,595)	102,838
Accounts payable	25,101	(44,070)
Taxes accrued	(25,993)	283
Interest accrued	(1,646)	(7,460)
Deferred fuel costs	16,177	(28,644)
Other working capital accounts	(27,190)	(32,904)
Provision for estimated losses and reserves	3,120	95
Changes in other regulatory assets	(26,468)	(116,055)
Other	6,121	12,769
Net cash flow provided by operating activities	226,060	166,826

INVESTING ACTIVITIES
Construction expenditures	(213,121)	(240,172)
Allowance for equity funds used during construction	13,527	14,860
Changes in other investments - net	9,353	996
Proceeds from nuclear decommissioning trust fund sales	26,668	33,463
Investment in nuclear decommissioning trust funds	(30,176)	(36,966)
Change in money pool receivable - net	18,676	14,677
Other	(444)	198
Net cash flow used in investing activities	(175,517)	(212,944)

FINANCING ACTIVITIES
Retirement of long-term debt	(102,326)	(6,597)
Changes in short-term borrowings - net	7,990	-
Distributions paid:
Common equity	-	(9,700)
Preferred membership interests	(3,475)	(3,475)
Other	(5,546)	(200)
Net cash flow used in financing activities	(103,357)	(19,972)

Net decrease in cash and cash equivalents	(52,814)	(66,090)

Cash and cash equivalents at beginning of period	151,849	138,918

Cash and cash equivalents at end of period	$99,035	$72,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$60,992	$56,837
Income taxes	$4,527	$(31,044)

Noncash investing and financing activities:
Proceeds from long-term debt issued for the purpose
of refunding prior long-term debt	$150,000	$-
Long-term debt refunded with proceeds from long-term
debt issued in prior period	$(150,000)	$-

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$263	$160
Temporary cash investments	98,772	151,689
Total cash and cash equivalents	99,035	151,849
Accounts receivable:
Customer	109,665	56,978
Allowance for doubtful accounts	(2,527)	(1,312)
Associated companies	77,182	110,425
Other	11,570	9,174
Accrued unbilled revenues	90,032	72,550
Total accounts receivable	285,922	247,815
Note receivable - Entergy New Orleans	-	9,353
Materials and supplies - at average cost	135,898	127,812
Deferred nuclear refueling outage costs	23,287	36,783
Gas hedge contracts	-	3,409
Prepayments and other	21,360	10,633
TOTAL	565,502	587,654

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	544,994	544,994
Decommissioning trust funds	209,109	209,070
Non-utility property - at cost (less accumulated depreciation)	1,033	1,124
Other	810	810
TOTAL	755,946	755,998

UTILITY PLANT
Electric	7,150,658	7,190,609
Property under capital lease	262,111	262,111
Construction work in progress	586,013	509,667
Nuclear fuel under capital lease	-	122,011
Nuclear fuel	90,585	-
TOTAL UTILITY PLANT	8,089,367	8,084,398
Less - accumulated depreciation and amortization	3,398,641	3,370,225
UTILITY PLANT - NET	4,690,726	4,714,173

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	137,084	132,086
Other regulatory assets	631,843	477,020
Deferred fuel costs	67,998	67,998
Long-term receivables	1,500	1,500
Other	23,057	18,762
TOTAL	861,482	697,366

TOTAL ASSETS	$6,873,656	$6,755,191

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$180,287	$222,326
Notes payable	55,181	-
Accounts payable:
Associated companies	65,221	56,057
Other	138,926	141,311
Customer deposits	83,874	82,864
Taxes accrued	-	25,993
Accumulated deferred income taxes	18,727	13,349
Interest accrued	33,234	32,955
Deferred fuel costs	17,810	1,633
Obligations under capital leases	-	56,528
Pension and other postretirement liabilities	9,311	9,153
System agreement cost equalization	11,055	54,000
Gas hedge contracts	9,716	-
Other	16,610	9,831
TOTAL	639,952	706,000

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,809,773	1,703,272
Accumulated deferred investment tax credits	78,052	79,650
Obligations under capital leases	-	65,483
Other regulatory liabilities	61,526	45,711
Decommissioning	309,491	298,216
Accumulated provisions	23,421	20,301
Pension and other postretirement liabilities	290,488	296,347
Long-term debt	1,577,005	1,557,226
Other	76,632	71,176
TOTAL	4,226,388	4,137,382

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,931,964	1,837,348
Accumulated other comprehensive loss	(24,648)	(25,539)
TOTAL	2,007,316	1,911,809

TOTAL LIABILITIES AND MEMBERS' EQUITY	$6,873,656	$6,755,191

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended
	2010		2009
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,872,443		$1,662,253

Add:
Net income	61,259	$61,259	39,990	$39,990
	61,259		39,990

Deduct:
Distributions declared:
Preferred membership interests	1,738	1,738	1,738	1,738
Common stock dividend to parent	-		5,100
	1,738		6,838

Members' Equity - End of period	$1,931,964		$1,695,405

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(25,093)		$(23,797)

Pension and other postretirement liabilities (net of tax expense of $377 and $348)	445	445	418	418

Balance at end of period:
Pension and other postretirement liabilities	$(24,648)		$(23,379)
Comprehensive Income		$59,966		$38,670

	Six Months Ended
	2010		2009
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,837,348		$1,632,053

Add:
Net income	98,091	$98,091	76,527	$76,527
	98,091		76,527

Deduct:
Distributions declared:
Preferred membership interests	3,475	3,475	3,475	3,475
Common stock dividend to parent	-		9,700
	3,475		13,175

Members' Equity - End of period	$1,931,964		$1,695,405

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	$(25,539)		$(24,215)

Pension and other postretirement liabilities (net of tax expense of $754 and $697)	891	891	836	836

Balance at end of period:
Pension and other postretirement liabilities	$(24,648)		$(23,379)
Comprehensive Income		$95,507		$73,888

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTEED OPERATING RESULSTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$177	$151	$26	17
Commercial	127	112	15	13
Industrial	205	174	31	18
Governmental	10	9	1	11
Total retail	519	446	73	16
Sales for resale
Associated companies	58	46	12	26
Non-associated companies	1	1	-	-
Other	41	34	7	21
Total	$619	$527	$92	17

Billed Electric Energy
Sales (GWh):
Residential	2,022	1,902	120	6
Commercial	1,455	1,399	56	4
Industrial	3,703	3,435	268	8
Governmental	112	110	2	2
Total retail	7,292	6,846	446	7
Sales for resale
Associated companies	959	390	569	146
Non-associated companies	8	11	(3)	(27)
Total	8,259	7,247	1,012	14

	Six Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$392	$315	$77	24
Commercial	259	230	29	13
Industrial	409	358	51	14
Governmental	22	19	3	16
Total retail	1,082	922	160	17
Sales for resale
Associated companies	95	78	17	22
Non-associated companies	3	3	-	-
Other	51	53	(2)	(4)
Total	$1,231	$1,056	$175	17

Billed Electric Energy
Sales (GWh):
Residential	4,411	3,834	577	15
Commercial	2,839	2,711	128	5
Industrial	6,927	6,478	449	7
Governmental	240	225	15	7
Total retail	14,417	13,248	1,169	9
Sales for resale
Associated companies	1,193	739	454	61
Non-associated companies	59	66	(7)	(11)
Total	15,669	14,053	1,616	11

ENTERGY MISSISSIPPI, INC.
MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2010 Compared to Second Quarter 2009

Net income increased $10.3 million primarily due to lower other operation and maintenance expenses, higher net revenue, and a lower effective income tax rate, partially offset by higher interest expense.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net income increased $15.3 million primarily due to higher net revenue, lower other operation and maintenance expenses, and a lower effective income tax rate, partially offset by higher interest expense.

Net Revenue

Second Quarter 2010 Compared to Second Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2010 to the second quarter 2009.

Amount
(In Millions)

2009 net revenue	$147.0
Volume/weather	6.3
Other	0.7
2010 net revenue	$154.0

The volume/weather variance is primarily due to an increase of 249 GWh, or 9%, in billed electricity usage in all sectors, including the effect of more favorable weather compared to the same period in 2009.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to the volume/weather variance discussed above and an increase of $4.6 million in gross wholesale revenues primarily due to an increase in volume as a result of more energy available for resale sales.

Other regulatory credits decreased primarily due to increased recovery of costs associated with the power management recovery rider and increased recovery through the Grand Gulf rider of Grand Gulf capacity costs due to higher rates and increased usage. There is no material effect on net income due to quarterly adjustments to the power management recovery rider and annual adjustments to the Grand Gulf rider. See Note 2 to the financial statements in the Form 10-K for a discussion of the power management recovery rider.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.

Amount
(In Millions)

2009 net revenue	$253.8
Volume/weather	6.7
Retail electric price	4.2
Other	1.8
2010 net revenue	$266.5

The volume/weather variance is primarily due to an increase of 534 GWh, or 9%, in billed electricity usage in all sectors, including the effect of more favorable weather on the residential sector.

The retail electric price variance is primarily due to a formula rate plan increase effective July 2009. The formula rate plan filing is discussed further in Note 2 to the financial statements in the Form 10-K.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased slightly primarily due to a decrease of $78.8 million in fuel cost recovery revenues due to lower fuel rates. The decrease was significantly offset by an increase of $44.4 million in power management rider revenue, the volume/weather variance discussed above, and an increase in Grand Gulf rider revenue as a result of higher rates and increased usage.

Fuel and purchased power expenses decreased primarily due to a decrease in the recovery from customers of deferred fuel costs, offset by increased net area demand.

Other regulatory charges increased primarily due to increased recovery of costs associated with the power management recovery rider and increased recovery through the Grand Gulf rider of Grand Gulf capacity costs due to higher rates and increased usage. There is no material effect on net income due to quarterly adjustments to the power management recovery rider and annual adjustments to the Grand Gulf rider. See Note 2 to the financial statements in the Form 10-K for a discussion of the power management recovery rider.

Other Income Statement Variances

Second Quarter 2010 Compared to Second Quarter 2009

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $3.9 million in legal expenses due to the deferral of certain litigation expenses in accordance with regulatory treatment; and
•	a decrease of $1.6 million in distribution expenses primarily due to the timing of contract work.

The decrease was partially offset by an increase of $1.2 million in payroll-related and benefit costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes as a result of a higher 2010 assessment and a higher millage rate.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to more construction work in progress in 2010.

Interest expense increased primarily due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $3.9 million in legal expenses due to the deferral of certain litigation expenses in accordance with regulatory treatment;
•	a decrease of $2.2 million in distribution expenses related to decreased materials and supplies costs and the timing of contract work; and
•	a decrease of $1.7 million in customer services costs as a result of decreased write-offs of uncollectible customer accounts.

The decrease was partially offset by an increase of $2.0 million in payroll-related and benefit costs.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to more construction work in progress in 2010 and an increase in contribution in aid of construction on prepaid transmission projects in 2010.

Interest expense increased primarily due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009.

Income Taxes

The effective income tax rate was 33.0% for the second quarter 2010 and 31.9% for the six months ended June 30, 2010.  The difference in the effective income tax rate for the second quarter of 2010 versus the federal statutory rate of 35% is primarily due to state income taxes, book and tax differences related to the allowance for equity funds used during construction, book and tax differences related to utility plant items, and the amortization of investment tax credits, offset by an adjustment to the provision for uncertain tax positions. The difference in the effective income tax rate for the six months ended June 30, 2010 versus the federal statutory rate of 35% is primarily due to book and tax differences related to the allowance for equity funds used during construction, state income taxes, the amortization of investment tax credits, and book and tax differences related to utility plant items, partially offset by an adjustment to the provision for uncertain tax positions.

The effective income tax rate was 40.2% for the second quarter 2009 and 37.6% for the six months ended June 30, 2009.  The difference in the effective income tax rate for the second quarter of 2009 versus the federal statutory rate of 35% is primarily due to state income taxes. The difference in the effective income tax rate for the six months ended June 30, 2009 versus the federal statutory rate of 35% is primarily due to an adjustment to the provision for uncertain tax positions, book and tax differences related to utility plant items, and payroll and benefits related items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$91,451	$1,082

Cash flow provided by (used in):
Operating activities	4,482	53,951
Investing activities	(70,940)	(84,773)
Financing activities	(23,775)	71,865
Net increase (decrease) in cash and cash equivalents	(90,233)	41,043

Cash and cash equivalents at end of period	$1,218	$42,125

Operating Activities

Cash flow provided by operating activities decreased $49.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to decreased recovery of deferred fuel costs.

Investing Activities

Cash flow used in investing activities decreased $13.8 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to money pool activity, partially offset by increased construction expenditures resulting from a $49 million payment to a System Energy subsidiary for costs associated with the development of new nuclear generation at Grand Gulf, as discussed below.

Decreases in Entergy Mississippi's receivable from the money pool are a source of cash flow, and Entergy Mississippi's receivable from the money pool decreased $31.4 million for the six months ended June 30, 2010 compared to increasing $27.0 million for the six months ended June 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Mississippi's financing activities used $23.8 million in cash flow for the six months ended June 30, 2010 compared to providing $71.9 million in cash flow for the six months ended June 30, 2009 primarily due to:

•	the redemption, prior to maturity, of $100 million of 7.25% Series first mortgage bonds in April 2010;
•	the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009; and
•	the issuance of $80 million of 6.20% Series first mortgage bonds in April 2010; offset by
•	money pool activity.

Increases in Entergy Mississippi's payable to the money pool are a source of cash flow, and Entergy Mississippi's payable to the money pool increased by $20.6 million for the six months ended June 30, 2010 compared to decreasing $66.0 million for the six months ended June 30, 2009.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2010	December 31, 2009

Net debt to net capital	52.1%	50.7%
Effect of subtracting cash from debt	0.0%	2.8%
Debt to capital	52.1%	53.5%

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

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008
(In Thousands)

($20,591)	$31,435	$26,958	($66,044)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2010, Entergy Mississippi renewed its three separate credit facilities through May 2011 in the aggregate amount of $70 million. No borrowings were outstanding under the credit facilities as of June 30, 2010.

In April 2010, Entergy Mississippi issued $80 million of 6.20% Series first mortgage bonds due April 2040. Entergy Mississippi used the proceeds, together with other available funds, to redeem, prior to maturity, all of its $100 million 7.25% Series first mortgage bonds, due December 2032.

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

As discussed in the Form 10-K, in March 2010, Entergy Mississippi submitted its 2009 test year filing, its first annual filing under the new formula rate plan rider.  In June 2010 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for no change in rates, but does provide for the deferral as a regulatory asset of $3.9 million of legal expenses associated with certain litigation involving the Mississippi Attorney General, as well as ongoing legal expenses in that litigation until the litigation is resolved.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$308,492	$290,615	$552,050	$552,320

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	75,236	79,748	83,289	180,561
Purchased power	83,758	79,850	184,094	175,119
Other operation and maintenance	51,379	58,796	98,780	109,025
Taxes other than income taxes	16,561	15,203	32,609	31,812
Depreciation and amortization	22,275	21,730	44,380	43,013
Other regulatory charges (credits) - net	(4,521)	(16,021)	18,173	(57,168)
TOTAL	244,688	239,306	461,325	482,362

OPERATING INCOME	63,804	51,309	90,725	69,958

OTHER INCOME
Allowance for equity funds used during construction	1,708	754	3,099	1,718
Interest and dividend income	133	223	321	449
Miscellaneous - net	25	(674)	55	(1,180)
TOTAL	1,866	303	3,475	987

INTEREST AND OTHER CHARGES
Interest on long-term debt	13,182	10,993	26,227	21,460
Other interest - net	2,311	1,066	2,916	2,220
Allowance for borrowed funds used during construction	(953)	(429)	(1,729)	(1,046)
TOTAL	14,540	11,630	27,414	22,634

INCOME BEFORE INCOME TAXES	51,130	39,982	66,786	48,311

Income taxes	16,861	16,055	21,324	18,146

NET INCOME	34,269	23,927	45,462	30,165

Preferred dividend requirements and other	707	707	1,414	1,414

EARNINGS APPLICABLE TO
COMMON STOCK	$33,562	$23,220	$44,048	$28,751

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$45,462	$30,165
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	18,173	(57,168)
Depreciation and amortization	44,380	43,013
Deferred income taxes, investment tax credits, and non-current taxes accrued	(14,794)	5,007
Changes in working capital:
Receivables	(33,931)	11,333
Fuel inventory	(1,512)	(892)
Accounts payable	10,020	(625)
Taxes accrued	15,305	(8,590)
Interest accrued	904	(3,942)
Deferred fuel costs	(83,156)	55,830
Other working capital accounts	35,061	(3,608)
Provision for estimated losses and reserves	(2,870)	2,950
Changes in other regulatory assets	(14,171)	(51,609)
Other	(14,389)	32,087
Net cash flow provided by operating activities	4,482	53,951

INVESTING ACTIVITIES
Construction expenditures	(117,021)	(59,434)
Allowance for equity funds used during construction	3,099	1,718
Changes in other investments - net	7,610	-
Change in money pool receivable - net	31,435	(26,958)
Proceeds from the sale of assets	3,951	(180)
Other	(14)	81
Net cash flow used in investing activities	(70,940)	(84,773)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	77,248	148,723
Retirement of long-term debt	(100,000)	-
Change in money pool payable - net	20,591	(66,044)
Dividends paid:
Common stock	(20,200)	(9,400)
Preferred stock	(1,414)	(1,414)
Net cash flow provided by (used in) financing activities	(23,775)	71,865

Net increase (decrease) in cash and cash equivalents	(90,233)	41,043

Cash and cash equivalents at beginning of period	91,451	1,082

Cash and cash equivalents at end of period	$1,218	$42,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$26,957	$26,538
Income taxes	$1,500	$-

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,209	$1,147
Temporary cash investments	9	90,304
Total cash and cash equivalents	1,218	91,451
Accounts receivable:
Customer	62,595	50,092
Allowance for doubtful accounts	(978)	(1,018)
Associated companies	18,576	36,565
Other	10,792	12,842
Accrued unbilled revenues	51,164	41,137
Total accounts receivable	142,149	139,618
Note receivable - Entergy New Orleans	-	7,610
Deferred fuel costs	10,249	-
Accumulated deferred income taxes	8,028	294
Fuel inventory - at average cost	7,387	5,875
Materials and supplies - at average cost	33,961	37,979
Prepayments and other	-	2,820
TOTAL	202,992	285,647

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,535	5,535
Non-utility property - at cost (less accumulated depreciation)	4,795	4,864
Storm reserve escrow account	31,881	31,867
TOTAL	42,211	42,266

UTILITY PLANT
Electric	3,097,354	3,070,109
Property under capital lease	5,694	6,418
Construction work in progress	127,685	62,866
TOTAL UTILITY PLANT	3,230,733	3,139,393
Less - accumulated depreciation and amortization	1,137,502	1,115,756
UTILITY PLANT - NET	2,093,231	2,023,637

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	43,647	34,114
Other regulatory assets	257,668	251,407
Other	19,051	19,564
TOTAL	320,366	305,085

TOTAL ASSETS	$2,658,800	$2,656,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$80,000	$-
Accounts payable:
Associated companies	61,898	58,421
Other	56,588	31,176
Customer deposits	64,495	62,316
Taxes accrued	56,908	41,603
Interest accrued	20,083	19,179
Deferred fuel costs	-	72,907
System agreement cost equalization	12,369	-
Gas hedge contracts	7,007	-
Other	12,067	5,399
TOTAL	371,415	291,001

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	587,887	578,759
Accumulated deferred investment tax credits	7,028	7,514
Obligations under capital lease	4,182	4,949
Other regulatory liabilities	-	2,905
Asset retirement cost liabilities	5,220	5,071
Accumulated provisions	38,533	41,403
Pension and other postretirement liabilities	104,367	111,437
Long-term debt	745,341	845,304
Other	31,833	29,146
TOTAL	1,524,391	1,626,488

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2010 and 2009	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	513,977	490,129
TOTAL	712,613	688,765

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,658,800	$2,656,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$110	$101	$9	9
Commercial	97	95	2	2
Industrial	37	36	1	3
Governmental	9	9	-	-
Total retail	253	241	12	5
Sales for resale
Associated companies	12	10	2	20
Non-associated companies	10	7	3	43
Other	33	33	-	-
Total	$308	$291	$17	6

Billed Electric Energy
Sales (GWh):
Residential	1,235	1,094	141	13
Commercial	1,173	1,115	58	5
Industrial	566	519	47	9
Governmental	99	96	3	3
Total retail	3,073	2,824	249	9
Sales for resale
Associated companies	87	66	21	32
Non-associated companies	107	81	26	32
Total	3,267	2,971	296	10

	Six Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$216	$208	$8	4
Commercial	181	188	(7)	(4)
Industrial	66	72	(6)	(8)
Governmental	18	18	-	-
Total retail	481	486	(5)	(1)
Sales for resale
Associated companies	20	15	5	33
Non-associated companies	18	14	4	29
Other	33	37	(4)	(11)
Total	$552	$552	$-	-

Billed Electric Energy
Sales (GWh):
Residential	2,780	2,378	402	17
Commercial	2,269	2,186	83	4
Industrial	1,068	1,026	42	4
Governmental	196	189	7	4
Total retail	6,313	5,779	534	9
Sales for resale
Associated companies	154	86	68	79
Non-associated companies	182	152	30	20
Total	6,649	6,017	632	11

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2010 Compared to Second Quarter 2009

Net income decreased $3.5 million primarily due to higher operation and maintenance expenses and higher taxes other than income taxes, partially offset by a lower effective income tax rate.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net income increased $2.6 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and lower other income.

Net Revenue

Second Quarter 2010 Compared to Second Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the second quarter 2010 to the second quarter 2009.

Amount
(In Millions)

2009 net revenue	$63.9
Miscellaneous insignificant items	2.0
2010 net revenue	$65.9

Gross operating revenues

Gross operating revenues increased primarily due to an increase of $10.8 million primarily due to the effect of the rate case settlement as discussed in Note 2 to the financial statements in the Form 10-K and increased retail gas and electricity usage due to the effect of more favorable volume/weather in the residential sector.  The increase was offset by a decrease of $17.4 million in affiliated wholesale revenue due to a decrease in volume resulting in less energy available for resale sales.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.

Amount
(In Millions)

2009 net revenue	$120.0
Net gas revenue	9.0
Volume/weather	7.4
Effect of rate case settlement	(5.0)
Other	4.9
2010 net revenue	$136.3

The net gas variance is primarily due to more favorable weather compared to the same period in 2009.

The volume/weather variance is primarily due to an increase of 232 GWh, or 11%, in billed retail electricity usage primarily due to more favorable weather compared to the same period in 2009, and a 5.4% increase in the number of residential electric customers.

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

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $28.2 million due to the effect of the rate case settlement, as discussed above;
•	increased gas and electricity usage due to the effect of more favorable volume/weather, as discussed above; and
•	an increase of $2.8 million in gas fuel cost recovery revenues due to higher usage.

The increase was offset by:

•	a decrease of $15.6 million in electric fuel cost recovery revenues primarily due to the effect of the rate case settlement offset by higher fuel rates; and
•	a decrease of $28.1 million in affiliated wholesale revenue due to a decrease in volume resulting in less energy available for resale sales.

Fuel and purchased power expenses decreased primarily due to decreased generation as a result of planned outages.  The decrease was offset by an increase in the volume of system purchases as a result of the displacement of gas generation coupled with an increase in the average price of associated purchased power.

Other Income Statement Variances

Second Quarter 2010 Compared to Second Quarter 2009

Other operation and maintenance expenses increased primarily due to an increase of $10.7 million in fossil expenses due to the timing of outages and the increased scope of work done during this year’s outage.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher electric and gas retail revenues as compared with the same period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Other operation and maintenance expenses increased primarily due to an increase of $12.6 million in fossil expenses due to the timing of outages and the increased scope of work done during this year’s outages.

Taxes other than income taxes increased primarily due to higher millage rates and an increase in local franchise taxes resulting from higher electric and gas retail revenues as compared with the same period in 2009.

Other income decreased primarily due to carrying costs on Hurricane Gustav and Hurricane Ike storm restoration costs recorded in 2009.  See Note 2 to the financial statements in the Form 10-K for further discussion of the storm reserve established in the April 2009 rate case settlement.

Income Taxes

The effective income tax rate was 16.5% for the second quarter 2010 and 29.8% for the six months ended June 30, 2010.  The differences in the effective income tax rates for the second quarter 2010 and the six months ended June 30, 2010 versus the federal statutory rate of 35% are primarily due to flow-through book and tax timing differences, partially offset by certain book and tax differences related to utility plant items and state income taxes.

The effective income tax rate was 39.8% for the second quarter 2009 and 39.6% for the six months ended June 30, 2009.  The differences in the effective income tax rates for the second quarter of 2009 and the six months ended June 30, 2009 versus the federal statutory rate of 35% are primarily due to state income taxes and book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$191,191	$137,444

Cash flow provided by (used in):
Operating activities	49,828	44,787
Investing activities	(10,226)	(51,267)
Financing activities	(90,398)	(9,238)
Net decrease in cash and cash equivalents	(50,796)	(15,718)

Cash and cash equivalents at end of period	$140,395	$121,726

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $5.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to the receipt of $19.2 million in CDBG funds.

The increase was partially offset by:

•	an increase of $3.2 million in interest payments;
•	$3.2 million in income tax refunds received in 2009; and
•	an increase in pension contributions of $2.2 million.

Investing Activities

Net cash flow used in investing activities decreased $41.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to money pool activity and a storm reserve drawdown.

Decreases in Entergy New Orleans's receivable from the money pool are a source of cash flow, and Entergy New Orleans's receivable from the money pool decreased by $18.1 million in the six months ended June 30, 2010 compared to increasing by $18 million in the six months ended June 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $81.2 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to the repayment of $74.3 million of affiliate notes payable.

See Note 4 to the financial statements for the details on long-term debt.

Capital Structure

Entergy New Orleans's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio is due to the repayment of affiliate notes payable in May 2010, as discussed below.

	June 30, 2010	December 31, 2009

Net debt to net capital	19.8%	26.2%
Effect of subtracting cash from debt	26.4%	28.2%
Debt to capital	46.2%	54.4%

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

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis
Entergy New Orleans's receivables from the money pool were as follows:

June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008
(In Thousands)

$48,078	$66,149	$78,079	$60,093

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Pursuant to its plan of reorganization, in May 2007, Entergy New Orleans issued notes due in three years in satisfaction of its affiliate prepetition accounts payable (approximately $74 million, including interest), including its indebtedness to the Entergy System money pool.  In May 2010, Entergy New Orleans repaid, at maturity, the notes payable.

On July 1, 2010, Entergy New Orleans paid, at maturity, its $30 million of 4.98% Series first mortgage bonds.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following is an update to that discussion.

In May 2010, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports.  The filings request a $12.8 million electric base revenue decrease and a $2.4 million gas base revenue increase.  The new rates would be effective with the first billing cycle in October 2010.  The City Council and its Advisors’ review and consideration of these filings is pending.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$119,666	$118,700	$244,632	$245,644
Natural gas	18,915	18,437	74,048	62,587
TOTAL	138,581	137,137	318,680	308,231

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	11,867	25,946	71,958	93,733
Purchased power	60,229	47,087	109,138	94,364
Other operation and maintenance	37,053	28,085	65,181	54,535
Taxes other than income taxes	10,125	8,761	22,071	19,216
Depreciation and amortization	8,816	8,455	17,525	16,770
Other regulatory charges - net	568	224	1,332	178
TOTAL	128,658	118,558	287,205	278,796

OPERATING INCOME	9,923	18,579	31,475	29,435

OTHER INCOME
Allowance for equity funds used during construction	192	(109)	361	109
Interest and dividend income	162	1,236	296	3,017
Miscellaneous - net	(287)	(266)	(471)	(521)
TOTAL	67	861	186	2,605

INTEREST AND OTHER CHARGES
Interest on long-term debt	2,903	2,908	5,809	5,819
Other interest - net	633	1,513	1,784	2,414
Allowance for borrowed funds used during construction	(92)	82	(174)	(39)
TOTAL	3,444	4,503	7,419	8,194

INCOME BEFORE INCOME TAXES	6,546	14,937	24,242	23,846

Income taxes	1,079	5,942	7,214	9,452

NET INCOME	5,467	8,995	17,028	14,394

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO
COMMON STOCK	$5,226	$8,754	$16,546	$13,912

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
	2010	2009
	(In Thousands)
OPERATING ACTIVITIES
Net income	$17,028	$14,394
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustment	196	-
Other regulatory charges - net	1,332	178
Depreciation and amortization	17,525	16,770
Deferred income taxes, investment tax credits, and non-current taxes accrued	29,868	(3,596)
Changes in working capital:
Receivables	4,508	28,382
Fuel inventory	(919)	4,886
Accounts payable	1,960	(11,896)
Prepaid taxes and taxes accrued	(24,619)	15,094
Interest accrued	(672)	(437)
Deferred fuel costs	(4,910)	(6,989)
Other working capital accounts	(13,168)	(9,504)
Provision for estimated losses and reserves	(7,875)	3,048
Changes in other regulatory assets	7,627	(6,493)
Changes in pension and other postretirement liabilities	(3,823)	(1,780)
Other	25,770	2,730
Net cash flow provided by operating activities	49,828	44,787

INVESTING ACTIVITIES
Construction expenditures	(35,568)	(30,063)
Allowance for equity funds used during construction	361	109
Change in money pool receivable - net	18,071	(17,986)
Changes in other investments - net	6,910	(3,327)
Net cash flow used in investing activities	(10,226)	(51,267)

FINANCING ACTIVITIES
Retirement of long-term debt	(74,993)	-
Dividends paid:
Common stock	(14,900)	(8,000)
Preferred stock	(482)	(482)
Other	(23)	(756)
Net cash flow used in financing activities	(90,398)	(9,238)

Net decrease in cash and cash equivalents	(50,796)	(15,718)

Cash and cash equivalents at beginning of period	191,191	137,444

Cash and cash equivalents at end of period	$140,395	$121,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$7,936	$4,698
Income taxes	-	$(3,212)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,261	$1,179
Temporary cash investments	139,134	190,012
Total cash and cash equivalents	140,395	191,191
Accounts receivable:
Customer	45,964	41,284
Allowance for doubtful accounts	(1,277)	(1,166)
Associated companies	49,709	78,670
Other	4,241	2,299
Accrued unbilled revenues	20,299	20,328
Total accounts receivable	118,936	141,415
Deferred fuel costs	8,906	3,996
Accumulated deferred income taxes	-	2,584
Fuel inventory - at average cost	3,452	2,533
Materials and supplies - at average cost	9,548	9,674
Prepaid taxes	22,942	-
Prepayments and other	9,462	4,311
TOTAL	313,641	355,704

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	2,589	9,499
TOTAL	6,864	13,774

UTILITY PLANT
Electric	801,073	789,367
Natural gas	201,907	199,847
Construction work in progress	13,772	21,148
TOTAL UTILITY PLANT	1,016,752	1,010,362
Less - accumulated depreciation and amortization	524,013	514,609
UTILITY PLANT - NET	492,739	495,753

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	117,173	125,686
Other	6,856	6,079
TOTAL	128,109	135,845

TOTAL ASSETS	$941,353	$1,001,076

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$30,000
Notes payable - associated companies	-	74,230
Accounts payable:
Associated companies	29,366	28,138
Other	25,741	23,653
Customer deposits	20,740	20,505
Taxes accrued	-	1,677
Accumulated deferred income taxes	2,895	-
Interest accrued	3,277	3,949
System agreement cost equalization	-	6,000
Other	3,425	5,803
TOTAL CURRENT LIABILITIES	115,444	193,955

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	181,516	147,496
Accumulated deferred investment tax credits	1,994	2,153
Regulatory liability for income taxes - net	58,617	58,970
Other regulatory liabilities	40,857	43,148
Retirement cost liability	3,283	3,174
Accumulated provisions	8,116	15,991
Pension and other postretirement liabilities	39,950	43,773
Long-term debt	167,264	168,023
Gas system rebuild insurance proceeds	86,575	90,116
Other	7,725	5,911
TOTAL NON-CURRENT LIABILITIES	595,897	578,755

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

SHAREHOLDERS' EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2010
and 2009	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	140,194	138,548
TOTAL	210,232	208,586

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$941,353	$1,001,076

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$41	$32	$9	28
Commercial	41	36	5	14
Industrial	9	8	1	13
Governmental	17	14	3	21
Total retail	108	90	18	20
Sales for resale
Associated companies	2	20	(18)	(90)
Other	10	9	1	11
Total	$120	$119	$1	1

Billed Electric Energy
Sales (GWh):
Residential	379	336	43	13
Commercial	458	439	19	4
Industrial	134	134	-	-
Governmental	191	192	(1)	(1)
Total retail	1,162	1,101	61	6
Sales for resale
Associated companies	24	378	(354)	(94)
Non-associated companies	1	2	(1)	(50)
Total	1,187	1,481	(294)	(20)

	Six Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$87	$67	$20	30
Commercial	78	75	3	4
Industrial	16	17	(1)	(6)
Governmental	32	30	2	7
Total retail	213	189	24	13
Sales for resale
Associated companies	22	51	(29)	(57)
Other	10	6	4	67
Total	$245	$246	$(1)	-

Billed Electric Energy
Sales (GWh):
Residential	865	669	196	29
Commercial	886	844	42	5
Industrial	241	247	(6)	(2)
Governmental	374	374	-	-
Total retail	2,366	2,134	232	11
Sales for resale
Associated companies	304	866	(562)	(65)
Non-associated companies	9	10	(1)	(10)
Total	2,679	3,010	(331)	(11)

ENTERGY TEXAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2010 Compared to Second Quarter 2009

Net income increased by $17.2 million primarily due to higher net revenue, lower other operation and maintenance expenses, a lower effective income tax rate, and lower interest and other charges, partially offset by lower other income.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net income increased by $23.3 million primarily due to higher net revenue, lower other operation and maintenance expenses, and a lower effective income tax rate, partially offset by lower other income and higher taxes other than income taxes.

Net Revenue

Second Quarter 2010 Compared to Second Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2010 to the second quarter 2009.

Amount
(In Millions)

2009 net revenue	$109.1
Rough production cost equalization	18.6
Net wholesale revenue	9.6
Volume/weather	6.0
Securitization transition charge	4.6
Purchased power capacity	(13.7)
Other	5.5
2010 net revenue	$139.7

The rough production cost equalization variance is due to an additional $18.6 million allocation recorded in the second quarter of 2009 of 2007 rough production cost equalization receipts ordered by the PUCT to Texas retail customers over what was originally allocated to Entergy Texas prior to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 2007, as discussed in Note 2 to the financial statements.

The net wholesale revenue variance is primarily due to increased sales to municipal and co-op customers due to the addition of new contracts and higher revenue as a result of sales to Entergy Gulf States Louisiana.

The volume/weather variance is primarily due to increased electricity usage primarily in the residential and commercial sectors coupled with the effect of more favorable weather on residential sales.  Billed electricity usage increased a total of 151 GWh, or 4%.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

The securitization transition charge variance is due to the issuance of securitization bonds.  In November 2009, Entergy Texas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Texas, issued securitization bonds and with the proceeds purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  The securitization transition charge is offset with a corresponding increase in interest on long-term debt with no impact on net income.  See Note 5 to the financial statements in the Form 10-K for further discussion of the securitization bond issuance.

The purchased power capacity variance is primarily due to ongoing purchased power capacity expense.

Gross operating revenues and  fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $89.6 million in gross wholesale revenues as a result of increased customer contracts, as discussed above, and an increase of $45 million in fuel cost recovery revenues primarily attributable to higher fuel rates and increased usage.  The increase was partially offset by a decrease of $48.7 million in rider revenues.

Fuel and purchased power expenses increased primarily due to increases in net area demand and the average market prices of natural gas and purchased power, coupled with an increase in deferred fuel expense as the result of higher fuel revenues, as discussed above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.

Amount
(In Millions)

2009 net revenue	$207.8
Net wholesale revenue	22.0
Rough production cost equalization	18.6
Volume/weather	16.5
Securitization transition charge	9.3
Purchased power capacity	(17.2)
Other	3.8
2010 net revenue	$260.8

The net wholesale revenue variance is primarily due to increased sales to municipal and co-op customers due to the addition of new contracts and higher revenue as a result of sales to Entergy Gulf States Louisiana.

The rough production cost equalization variance is due to an additional $18.6 million allocation recorded in the second quarter of 2009 of 2007 rough production cost equalization receipts ordered by the PUCT to Texas retail customers over what was originally allocated to Entergy Texas prior to the jurisdictional separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas, effective December 2007, as discussed in Note 2 to the financial statements.

The volume/weather variance is primarily due to increased electricity usage primarily in the residential and commercial sectors coupled with the effect of more favorable weather on residential sales.  Billed electricity usage increased a total of 521 GWh, or 7%.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

The securitization transition charge variance is due to the issuance of securitization bonds.  In November 2009, Entergy Texas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Texas, issued securitization bonds and with the proceeds purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  The securitization transition charge is offset with a corresponding increase in interest on long-term debt with no impact on net income.  See Note 5 to the financial statements in the Form 10-K for further discussion of the securitization bond issuance.

The purchased power capacity variance is primarily due to ongoing purchased power capacity expense.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $112.5 million in gross wholesale revenues as a result of increased customer contracts and an increase of $16.5 million related to volume/weather, as discussed above.  The increase was substantially offset by a decrease of $79.2 million in fuel cost recovery revenues primarily attributable to lower fuel rates and the interim fuel refund in the first quarter 2010 and a decrease of $32.8 million in rider revenues.  The interim fuel refund and the PUCT approval is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as the result of lower fuel revenues as discussed above, partially offset by an increase in purchased power expenses due to an increase in net area demand and the average market price of purchased power.

Other Income Statement Variances

Second Quarter 2010 Compared to Second Quarter 2009

Other operation and maintenance expenses decreased primarily due to a charge of $6.8 million in June 2009 resulting from the Hurricane Ike and Hurricane Gustav storm cost recovery settlement with the PUCT.  See Note 2 to the financial statements in the Form 10-K for discussion of this settlement.

Other income decreased primarily due to carrying costs recorded in 2009 on storm restoration costs as approved by Texas legislation.  See Note 2 to the financial statements in the Form 10-K for further discussion of Hurricane Ike storm cost recovery filings.

Interest and other charges decreased primarily due to lower interest on deferred fuel costs and the pay-down of the debt assumption agreement liability, partially offset by the issuance of $546 million in securitization bonds in November 2009 and the issuance of $150 million of 7.875% Series mortgage bonds in May 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Other operation and maintenance expenses decreased primarily due to:

•
a charge of $6.8 million in June 2009 resulting from the Hurricane Ike and Hurricane Gustav storm cost recovery settlement with the PUCT.  See Note 2 to the financial statements in the Form 10-K for discussion of this settlement;

•	a decrease of $2.7 million in customer service costs primarily as a result of write-offs of uncollectible customer accounts;
•	a decrease of $1.8 million in local easement fees as a result of fuel refunds; and
•	a decrease of $1.2 million in transportation and distribution costs primarily due to the timing of various projects.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

The decrease was partially offset by an increase of $5.6 million in fossil expenses primarily due to higher plant maintenance costs and plant outages.

Taxes other than income taxes increased primarily due to a provision recorded for potential additional sales and use taxes.

Other income decreased primarily due to carrying costs recorded in 2009 on storm restoration costs as approved by Texas legislation.  See Note 2 to the financial statements in the Form 10-K for further discussion of Hurricane Ike storm cost recovery filings.

Interest and other charges decreased primarily due to lower interest on deferred fuel costs, the repayment of Entergy Texas' $160 million note payable from Entergy Corporation in January 2009, and the pay-down of the debt assumption agreement liability.  The decrease was partially offset by the issuance of $546 million in securitization bonds in November 2009 and the issuance of $150 million of 7.875% Series mortgage bonds in May 2009.

Income Taxes

The effective income tax rate was 38.2% for the second quarter 2010 and 40.0% for the six months ended June 30, 2010.  The differences in the effective income tax rate for the second quarter 2010 and for the six months ended June 30, 2010 versus the federal statutory rate of 35% were primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to allowance for equity funds used during construction and the amortization of investment tax credits.

The effective income tax rate was 54.3% for the second quarter 2009 and 46.8% for the six months ended June 30, 2009.  The differences in the effective income tax rate for the second quarter 2009 and for the six months ended June 30, 2009 versus the federal statutory rate of 35% were primarily due to book and tax differences related to state income taxes, payroll- and benefits-related items, and utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$200,703	$2,239

Cash flow provided by (used in):
Operating activities	4,680	(26,998)
Investing activities	(60,964)	(145,929)
Financing activities	(42,655)	246,220
Net increase (decrease) in cash and cash equivalents	(98,939)	73,293

Cash and cash equivalents at end of period	$101,764	$75,532

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Entergy Texas' operating activities provided $4.7 million of cash for the six months ended June 30, 2010 compared to using $27 million of cash for the six months ended June 30, 2009 primarily due to Hurricane Ike restoration spending in 2009, partially offset by an $87.8 million fuel cost refund made in the first quarter 2010, which is discussed further in the Form 10-K, and the timing of collection of receivables from customers.

Investing Activities

Net cash flow used in investing activities decreased $85 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to money pool activity and a decrease in construction expenditures due to Hurricane Ike spending in 2009, offset by increased remittances to the securitization trust account as a result of the issuance of $546 million in securitization bonds in November 2009.  See Note 5 to the financial statements in the Form 10-K for further discussion of the issuance of the securitization bonds.

Decreases in Entergy Texas's receivable from the money pool are a source of cash flow, and Entergy Texas's receivable from the money pool decreased by $34.8 million for the six months ended June 30, 2010 compared to increasing by $48.4 million for the six months ended June 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Texas's financing activities used $42.7 million of cash for the six months ended June 30, 2010 compared to providing $246.2 million of cash for the six months ended June 30, 2009 primarily due to:

•	the issuance of $500 million of 7.125% Series mortgage bonds in January 2009;
•	the issuance of $150 million of 7.875% Series mortgage bonds in May 2009;
•	the issuance of $200 million of 3.60% Series mortgage bonds in May 2010;
•	the retirement of $177.3 million of long-term debt in 2010 compared to $80 million in 2009; and
•	an increase of $63.2 million in common equity distributions.

The use of cash was partially offset by:

•	the repayment of Entergy Texas' $160 million note payable to Entergy Corporation in January 2009;
•	the repayment of $100 million outstanding on Entergy Texas' credit facility in February 2009; and
•	money pool activity.

Decreases in Entergy Texas' payable to the money pool is a use of cash flow, and Entergy Texas' payable to the money pool decreased by $50.8 million for the six months ended June 30, 2009.

Capital Structure

Entergy Texas's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2010	December 31, 2009

Net debt to net capital, excluding the securitization bonds, which are non-recourse to Entergy Texas	47.9%	42.3%
Effect of excluding the securitization bonds	18.0%	21.0%
Net debt to net capital	65.9%	63.3%
Effect of subtracting cash from debt	1.4%	3.0%
Debt to capital	67.3%	66.3%

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

Entergy Texas's receivables from or (payables to) the money pool were as follows:

June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008
(In Thousands)

$34,505	$69,317	$48,363	($50,794)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of June 30, 2010.

In May 2010, Entergy Texas issued $200 million of 3.60% Series mortgage bonds due June 2015.  Entergy Texas used the proceeds to pay prior to maturity Entergy Texas' remaining obligations (with interest rates ranging from 4.875% to 6.18% per annum and maturities ranging from November 1, 2011 to March 1, 2035) pursuant to the debt assumption agreement with Entergy Gulf States Louisiana and for other general corporate purposes.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to that discussion.

As discussed in the Form 10-K, in December 2009, Entergy Texas filed a rate case requesting a $198.7 million increase reflecting an 11.5% return on common equity based on an adjusted June 2009 test year.  The filing includes a proposed cost of service adjustment rider with a three-year term beginning with the 2010 calendar year as the initial evaluation period.  Key provisions include a plus or minus 15 basis point bandwidth, with earnings outside the bandwidth reset to the bottom or top of the band and rates changing prospectively depending upon whether Entergy Texas is under or over-earning.  The annual change in revenue requirement is limited to a percentage change in the Consumer Price Index for urban areas, and the filing includes a provision for extraordinary events greater than $10 million per year that would be considered separately.  The filing also proposes a purchased power recovery rider and a competitive generation service tariff and will establish test year baseline values to be used in the transmission cost recovery factor rider authorized for use by Entergy Texas in the 2009 legislative session.  The rate case also includes a $2.8 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the 70% share of River Bend for which Entergy Texas retail customers are responsible, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  Beginning in May 2010, Entergy Texas implemented a $17.5 million interim rate increase, subject to refund.  Intervenors and PUCT Staff filed testimony opposing the riders discussed above and recommended disallowances that would result in a maximum rate increase of, based on the PUCT Staff’s testimony, $58 million.  Hearings regarding the merits of the competitive generation service tariff, which was a proposal required by law that would allow certain larger customers to obtain alternative generation supply, were held in July 2010, and this issue is pending a PUCT decision.

Entergy Texas, Inc.
Management's Financial Discussion and Analysis

The parties filed a settlement in August 2010 intended to resolve the other issues in the rate case proceeding.  The settlement provides for a $59 million base rate increase for electricity usage beginning August 15, 2010, with an additional increase of $9 million for bills rendered beginning May 2, 2011.  The settlement stipulates an authorized return on equity of 10.125%.  The settlement provides that Entergy Texas's proposed cost of service adjustment rider, purchased power recovery rider, and transmission cost recovery factors will not be approved in the rate case proceeding, although baseline values were established to be used in Entergy Texas's request for a transmission recovery factor that will be made in a separate proceeding.  The settlement states that Entergy Texas's fuel costs for the period April 2007 through June 2009 are reconciled, with $3.25 million of disallowed costs.  The settlement also sets River Bend decommissioning costs at $2.0 million annually.  The current jurisdictional deadline by which the PUCT is required to issue a final order in this proceeding is November 1, 2010.

As discussed in the Form 10-K, in January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 rough production cost equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  In December 2008 the PUCT adopted an ALJ proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, the PUCT's decision results in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery.  The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas commenced proceedings in both state and federal district courts seeking to reverse the PUCT's decision.  The federal proceeding had been abated pending action by the FERC in the proceeding discussed below.

Entergy Texas filed with the FERC a proposed amendment to the System Agreement bandwidth formula to specifically calculate the payments to Entergy Gulf States Louisiana and Entergy Texas of Entergy Gulf States, Inc.'s rough production cost equalization receipts for 2007.  In May 2009 the FERC issued an order rejecting the proposed amendment.  Because of the FERC's order, Entergy Texas recorded the effects of the PUCT's allocation of the additional $18.6 million to Texas retail customers in the second quarter 2009.  On an after-tax basis, the charge to earnings was approximately $13.0 million (including interest).  In May 2010 the FERC rejected Entergy's request for rehearing of the FERC's order.  On July 14, 2010, Entergy appealed the FERC's decision to the U.S. Court of Appeals for the District of Columbia.

                In the settlement of Entergy Texas's December 2009 rate case proceeding, Entergy Texas agreed to credit to fuel factor customers $18.6 million, with the parties agreeing that this amount represents the remaining portion of the 2007 rough production cost equalization payments received by Entergy Texas.  Entergy Texas also agreed to dismiss the state and federal district court proceedings and its appeal of the FERC's decision, all of which were seeking to change the result of the December 2008 PUCT decision.

In June 2010, Entergy Texas filed with the PUCT a request to refund approximately $66 million, including interest, of fuel cost recovery over-collections through May 2010.  Entergy Texas requested that the proposed refund be made over a six-month period beginning no later than September 2010.  The request is pending consideration by the PUCT.

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

Entergy Texas, Inc.
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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$471,153	$377,319	$807,359	$790,793

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	128,897	102,900	135,456	269,832
Purchased power	188,882	138,160	381,576	279,417
Other operation and maintenance	51,954	60,109	95,323	105,629
Decommissioning	51	48	102	96
Taxes other than income taxes	14,234	13,821	30,759	27,942
Depreciation and amortization	19,829	18,680	38,906	37,203
Other regulatory charges - net	13,691	27,167	29,539	33,787
TOTAL	417,538	360,885	711,661	753,906

OPERATING INCOME	53,615	16,434	95,698	36,887

OTHER INCOME
Allowance for equity funds used during construction	3,497	1,149	4,138	3,519
Interest and dividend income	2,582	21,724	3,636	28,448
Miscellaneous - net	(305)	(313)	1,149	994
TOTAL	5,774	22,560	8,923	32,961

INTEREST AND OTHER CHARGES
Interest on long-term debt	24,614	24,435	48,882	45,947
Other interest - net	680	3,764	320	4,059
Allowance for borrowed funds used during construction	(2,031)	(531)	(2,511)	(1,719)
TOTAL	23,263	27,668	46,691	48,287

INCOME BEFORE INCOME TAXES	36,126	11,326	57,930	21,561

Income taxes	13,793	6,154	23,179	10,086

NET INCOME	$22,333	$5,172	$34,751	$11,475

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$34,751	$11,475
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Reserve for regulatory adjustments	686	-
Other regulatory charges - net	29,539	33,787
Depreciation, amortization, and decommissioning	39,008	37,299
Deferred income taxes, investment tax credits, and non-current taxes accrued	96,423	(34,723)
Changes in working capital:
Receivables	(85,930)	123,816
Fuel inventory	315	(5,221)
Accounts payable	60,626	(84,815)
Taxes accrued	(67,785)	(49,595)
Interest accrued	8,031	14,303
Deferred fuel costs	(38,134)	108,688
Other working capital accounts	(56,630)	(20,771)
Provision for estimated losses and reserves	(2,200)	(2,905)
Changes in other regulatory assets	33,603	(211,089)
Other	(47,623)	52,753
Net cash flow provided by (used in) operating activities	4,680	(26,998)

INVESTING ACTIVITIES
Construction expenditures	(79,704)	(104,047)
Allowance for equity funds used during construction	4,138	3,519
Change in money pool receivable - net	34,812	(48,363)
Changes in transition charge account	(22,528)	2,962
Increase in other investments	2,318	-
Net cash flow used in investing activities	(60,964)	(145,929)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	198,534	637,692
Retirement of long-term debt	(177,289)	(79,978)
Changes in money pool payable - net	-	(50,794)
Repayment of loan from Entergy Corporation	-	(160,000)
Changes in credit borrowings - net	-	(100,000)
Dividends paid:
Common stock	(63,900)	(700)
Net cash flow provided by (used in) financing activities	(42,655)	246,220

Net increase (decrease) in cash and cash equivalents	(98,939)	73,293

Cash and cash equivalents at beginning of period	200,703	2,239

Cash and cash equivalents at end of period	$101,764	$75,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$39,083	$33,881
Income taxes	$1,745	$6,000

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,873	$1,552
Temporary cash investments	99,891	199,151
Total cash and cash equivalents	101,764	200,703
Securitization recovery trust account	35,626	13,098
Accounts receivable:
Customer	55,671	51,194
Allowance for doubtful accounts	(2,294)	(844)
Associated companies	101,444	75,437
Other	22,862	10,688
Accrued unbilled revenues	50,931	35,727
Total accounts receivable	228,614	172,202
Accumulated deferred income taxes	38,364	59,399
Fuel inventory - at average cost	54,642	54,957
Materials and supplies - at average cost	30,570	30,432
Prepayments and other	9,924	16,357
TOTAL	499,504	547,148

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	837	845
Non-utility property - at cost (less accumulated depreciation)	1,369	1,496
Other	16,738	16,309
TOTAL	18,944	18,650

UTILITY PLANT
Electric	3,139,904	3,074,334
Construction work in progress	79,258	82,167
TOTAL UTILITY PLANT	3,219,162	3,156,501
Less - accumulated depreciation and amortization	1,234,898	1,210,172
UTILITY PLANT - NET	1,984,264	1,946,329

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	96,172	95,894
Other regulatory assets (includes securitization transition property of $793,286 as of June 30, 2010)	1,201,347	1,232,101
Long-term receivables	33,535	34,340
Other	22,988	21,176
TOTAL	1,354,042	1,383,511

TOTAL ASSETS	$3,856,754	$3,895,638

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$-	$167,742
Accounts payable:
Associated companies	101,342	47,677
Other	75,703	70,147
Customer deposits	39,240	39,665
Taxes accrued	9,796	77,581
Interest accrued	38,606	30,575
Deferred fuel costs	64,614	102,748
Pension and other postretirement liabilities	1,080	935
System agreement cost equalization	55,594	117,204
Other	3,957	2,674
TOTAL	389,932	656,948

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	827,068	740,074
Accumulated deferred investment tax credits	21,734	22,532
Other regulatory liabilities	20,479	20,417
Asset retirement cost liabilities	3,546	3,445
Accumulated provisions	6,510	8,710
Pension and other postretirement liabilities	72,541	78,722
Long-term debt (includes securitization bonds of $828,816 as of June 30, 2010)	1,680,776	1,490,283
Other	18,827	30,017
TOTAL	2,651,481	2,394,200

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2010 and 2009	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	283,895	313,044
TOTAL	815,341	844,490

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,856,754	$3,895,638

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$125	$120	$5	4
Commercial	85	86	(1)	(1)
Industrial	82	87	(5)	(6)
Governmental	6	6	0	-
Total retail	298	299	(1)	-
Sales for resale
Associated companies	133	57	76	133
Non-associated companies	14	1	13	1,300
Other	26	20	6	30
Total	$471	$377	$94	25

Billed Electric Energy
Sales (GWh):
Residential	1,251	1,162	89	8
Commercial	1,044	994	50	5
Industrial	1,402	1,393	9	1
Governmental	64	61	3	5
Total retail	3,761	3,610	151	4
Sales for resale
Associated companies	1,019	955	64	7
Non-associated companies	236	12	224	1,867
Total	5,016	4,577	439	10

	Six Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$238	$259	$(21)	(8)
Commercial	151	184	(33)	(18)
Industrial	149	191	(42)	(22)
Governmental	11	12	(1)	(8)
Total retail	549	646	(97)	(15)
Sales for resale
Associated companies	190	115	75	65
Non-associated companies	39	2	37	1,850
Other	29	28	1	4
Total	$807	$791	$16	2

Billed Electric Energy
Sales (GWh):
Residential	2,751	2,341	410	18
Commercial	2,029	1,922	107	6
Industrial	2,705	2,709	(4)	-
Governmental	129	121	8	7
Total retail	7,614	7,093	521	7
Sales for resale
Associated companies	1,651	1,843	(192)	(10)
Non-associated companies	694	41	653	1,593
Total	9,959	8,977	982	11

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

Net income decreased $3.3 million for the second quarter 2010 compared to the second quarter of 2009 primarily due to a decrease in rate base resulting in lower operating income.

Net income decreased $5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a decrease in rate base resulting in lower operating income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$264,482	$102,788

Cash flow provided by (used in):
Operating activities	129,154	112,296
Investing activities	(99,483)	(56,142)
Financing activities	23,855	(67,855)
Net increase (decrease) in cash and cash equivalents	53,526	(11,701)

Cash and cash equivalents at end of period	$318,008	$91,087

Operating Activities

Net cash provided by operating activities increased $16.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a decrease of $29.6 million in interest payments and income tax payments of $7.1 million in 2009.  This increase was partially offset by an increase of $4 million in pension contributions.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities increased $43.3 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to:

•	an increase of $129.3 million in nuclear fuel purchases; and
•	an increase of $34 million in construction costs primarily due to the Grand Gulf power uprate project.

The increase was partially offset by:

•	the proceeds from the transfer of $100.3 million in development costs related to Entergy New Nuclear Development, LLC, as discussed in the Form 10-K; and
•	the repayment of $25.6 million by Entergy New Orleans of a note issued in resolution of its bankruptcy proceedings.

Financing Activities

Financing activities provided $23.9 million for the six months ended June 30, 2010 compared to using $67.9 million for the six months ended June 30, 2009 primarily due to the issuances in April 2010 of $60 million of 5.33% Series G notes and $62.7 million in commercial paper by the nuclear fuel company variable interest entity.  This was partially offset by an increase of $13.3 million in the January 2010 principal payment made on the Grand Gulf sale-leaseback compared to the January 2009 principal payment.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2010	December 31, 2009

Net debt to net capital	40.9%	40.1%
Effect of subtracting cash from debt	10.9%	9.6%
Debt to capital	51.8%	49.7%

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

System Energy's receivables from the money pool were as follows:

June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008
(In Thousands)

$105,977	$90,507	$57,000	$42,915

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$124,419	$130,387	$253,002	$257,759

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	12,307	15,561	27,625	31,328
Nuclear refueling outage expenses	4,545	4,820	9,218	9,587
Other operation and maintenance	31,405	33,110	60,290	58,465
Decommissioning	7,772	7,360	15,406	14,589
Taxes other than income taxes	6,058	6,323	12,089	12,506
Depreciation and amortization	24,930	24,868	53,301	52,161
Other regulatory credits - net	(4,890)	(7,777)	(5,615)	(10,481)
TOTAL	82,127	84,265	172,314	168,155

OPERATING INCOME	42,292	46,122	80,688	89,604

OTHER INCOME
Allowance for equity funds used during construction	2,414	4,713	4,232	6,614
Interest and dividend income	1,236	(1,761)	6,622	1,556
Miscellaneous - net	(97)	(90)	(229)	(262)
TOTAL	3,553	2,862	10,625	7,908

INTEREST AND OTHER CHARGES
Interest on long-term debt	12,407	11,145	22,713	22,356
Other interest - net	4	108	7	127
Allowance for borrowed funds used during construction	(835)	(1,578)	(1,465)	(2,217)
TOTAL	11,576	9,675	21,255	20,266

INCOME BEFORE INCOME TAXES	34,269	39,309	70,058	77,246

Income taxes	13,827	15,616	29,003	31,160

NET INCOME	$20,442	$23,693	$41,055	$46,086

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$41,055	$46,086
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(5,615)	(10,481)
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	88,363	66,750
Deferred income taxes, investment tax credits, and non-current taxes accrued	(50,759)	9,432
Changes in working capital:
Receivables	6,207	4,270
Accounts payable	(397)	1,604
Prepaid taxes and taxes accrued	68,652	4,377
Interest accrued	(39,416)	(37,088)
Other working capital accounts	(24,959)	3,420
Provision for estimated losses and reserves	(2,009)	(99)
Changes in other regulatory assets	(9,292)	(16,761)
Pensions and other postretirement liabilities	(5,602)	1,804
Other	62,926	38,982
Net cash flow provided by operating activities	129,154	112,296

INVESTING ACTIVITIES
Construction expenditures	(70,695)	(36,678)
Proceeds from the transfer of development costs	100,280	-
Allowance for equity funds used during construction	4,232	6,614
Nuclear fuel purchases	(129,331)	-
Proceeds from sale/leaseback of nuclear fuel	-	180
Proceeds from nuclear decommissioning trust fund sales	138,232	322,003
Investment in nuclear decommissioning trust funds	(152,291)	(334,176)
Changes in money pool receivable - net	(15,470)	(14,085)
Changes in other investments	25,560	-
Net cash flow used in investing activities	(99,483)	(56,142)

FINANCING ACTIVITIES
Proceeds from the issuance of long term debt	57,859	-
Retirement of long-term debt	(41,715)	(28,440)
Changes in short-term borrowings - net	44,411	-
Dividends paid:
Common stock	(36,700)	(36,500)
Other	-	(2,915)
Net cash flow provided by (used in) financing activities	23,855	(67,855)

Net increase (decrease) in cash and cash equivalents	53,526	(11,701)

Cash and cash equivalents at beginning of period	264,482	102,788

Cash and cash equivalents at end of period	$318,008	$91,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$58,992	$88,615
Income taxes	-	$7,136

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$818	$926
Temporary cash investments	317,190	263,556
Total cash and cash equivalents	318,008	264,482
Accounts receivable:
Associated companies	149,281	139,602
Other	4,063	4,479
Total accounts receivable	153,344	144,081
Note receivable - Entergy New Orleans	-	25,560
Materials and supplies - at average cost	80,979	80,934
Deferred nuclear refueling outage costs	32,559	8,432
Prepaid taxes	714	69,366
Prepayments and other	3,722	936
TOTAL	589,326	593,791

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	334,687	327,046
TOTAL	334,687	327,046

UTILITY PLANT
Electric	3,348,048	3,324,876
Property under capital lease	481,065	481,065
Construction work in progress	153,224	198,887
Nuclear fuel under capital lease	-	75,438
Nuclear fuel	191,057	9,333
TOTAL UTILITY PLANT	4,173,394	4,089,599
Less - accumulated depreciation and amortization	2,365,946	2,315,141
UTILITY PLANT - NET	1,807,448	1,774,458

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	97,831	101,915
Other regulatory assets	303,651	290,048
Other	21,525	11,824
TOTAL	423,007	403,787

TOTAL ASSETS	$3,154,468	$3,099,082

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$33,740	$41,715
Notes payable	62,672	-
Accounts payable:
Associated companies	5,267	5,349
Other	57,525	45,826
Accumulated deferred income taxes	12,333	3,040
Interest accrued	13,162	51,257
Obligations under capital leases	-	50,445
Other	1,999	-
TOTAL	186,698	197,632

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	538,053	588,722
Accumulated deferred investment tax credits	56,493	58,231
Obligations under capital leases	-	24,993
Other regulatory liabilities	232,708	197,437
Decommissioning	436,813	421,408
Accumulated provisions	-	2,009
Pension and other postretirement liabilities	69,846	75,448
Long-term debt	799,560	703,260
TOTAL	2,133,473	2,071,508

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2010 and 2009	789,350	789,350
Retained earnings	44,947	40,592
TOTAL	834,297	829,942

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,154,468	$3,099,082

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Following is an update to that discussion.  Also see "Item 5, Other Information, Environmental Regulation", below, for updates regarding environmental proceedings and regulation.

Entergy New Orleans Rate of Return Lawsuit

As discussed in more detail in the Form 10-K, in April 1998 a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans.  The plaintiffs allege that Entergy New Orleans overcharged ratepayers in violation of limits on Entergy New Orleans' rate of return that the plaintiffs allege were established by ordinances passed by the City Council in 1922.  In May 2000, a court of appeal granted Entergy New Orleans' exception to jurisdiction in the case and dismissed the proceeding.  The Louisiana Supreme Court denied the plaintiffs' request for a writ of certiorari.  The plaintiffs then commenced a similar proceeding before the City Council.  In December 2003, the Council advisors filed a motion in the City Council proceedings to bifurcate the hearing in this matter, such that the effect of the provision of the 1922 Ordinance in setting lawful rates would be considered first.  Only if it is determined that this provision establishes a limitation would remaining issues be reached.

The motion to bifurcate was granted by the City Council in April 2004, and a hearing on the first part of the bifurcated proceeding was completed in June 2005.  After the submission of briefs and oral argument in April 2006, the City Council dismissed with prejudice the plaintiffs' claims on multiple grounds.  In May 2006, the plaintiffs appealed the City Council's decision.  Entergy New Orleans also appealed, separately, certain evidentiary rulings included in the City Council's decision.  These matters were consolidated and oral argument on these appeals took place before the Civil District Court in August 2008.  On July 6, 2010, one of the exceptions raised by Entergy New Orleans in response to plaintiffs' claims, the exception of no cause of action, was granted by the Civil District Court, dismissing plaintiffs' claims with prejudice.  The period for appeal of the decision is still open.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

4/01/2010-4/30/2010	-	$-	-	$750,000,000
5/01/2010-5/31/2010	780,000	$77.19	780,000	$750,000,000
6/01/2010-6/30/2010	1,036,000	$74.85	1,036,000	$674,972,756
Total	1,816,000	$75.85	1,816,000

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

Item 5.  Other Information

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Ozone Nonattainment

As discussed in the Form 10-K, Entergy Gulf States Louisiana and Entergy Texas each operate fossil-fueled generating units in geographic areas that are not in attainment of the currently-enforced national ambient air quality standards for ozone.  The Louisiana nonattainment area that affects Entergy Gulf States Louisiana is the Baton Rouge area.  Texas nonattainment areas that affect Entergy Texas are the Houston-Galveston-Brazoria and the Beaumont-Port Arthur areas.  Areas in nonattainment are classified as "marginal," "moderate," "serious," or "severe."  When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

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

The Baton Rouge area was classified as a ''marginal" nonattainment area under the 8-hour standard with an attainment date of June 15, 2007.  On March 21, 2008, the EPA published a notice that the Baton Rouge area had failed to meet the standard by the attainment date and that the EPA was proceeding with a "bump-up" of the area to the next higher nonattainment level.  The Baton Rouge area is now classified as a "moderate" nonattainment area with an attainment date of June 15, 2010.  On June 25, 2010, the EPA published a notice in the Federal Register of a proposed determination that the Baton Rouge nonattainment area has attained the 1997 8-hour ozone standard.

The Beaumont-Port Arthur area was originally classified as a "marginal" nonattainment area under the 1997 8-hour standard with an attainment date of June 15, 2007.  On March 18, 2008, the EPA published a notice that the Beaumont-Port Arthur area had failed to meet the standard by the attainment date based on the area's 2004-2006 monitoring data and that the EPA was proceeding with a "bump-up" of the area to the next higher nonattainment level. The 2005-2007 and subsequent monitoring data showed the area to be in attainment, however, and on July 9, 2008, the Texas Commission on Environmental Quality proposed a plan for EPA re-designation of the area from nonattainment to attainment under both the 8-hour ozone standard and the previous 1-hour standard.  On May 17, 2010, the EPA published notice in the Federal Register of proposed approval of the redesignation request and maintenance plan for the Beaumont-Port Arthur area, and a determination that the area attained the revoked 1-hour ozone standard.

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

Based on several court challenges, the CAIR was vacated by the U.S. Court of Appeals for the District of Columbia in July 2008.  The court found that the EPA failed to address basic obligations under the Clean Air Act's "good neighbor" provision regarding "upwind" states' contribution to air quality impairment in "downwind" states.  The court also ruled favorably on Entergy's challenge, finding that the EPA exceeded its statutory authority when it included a fuel adjustment factor to calculate the state NOx emission budgets.

On December 23, 2008, the U.S. Court of Appeals for the District of Columbia remanded the CAIR decision to the EPA without vacatur, allowing the CAIR to become effective on January 1, 2009, while the EPA revises the rule.  The revised rule must address all the flaws identified in the Court of Appeals decision, including the use of a fuel adjustment factor and the use of acid rain SO2 allowances for the CAIR.  Entergy has reactivated its compliance effort for the CAIR based on this court ruling.

The EPA released the proposed Transport Rule to replace the CAIR on July 9, 2010.  After the rule is published in the Federal Register, the EPA will accept comments and expects to issue the final Transport Rule in late spring 2011.  As proposed, the rule will become effective January 2012.  Entergy’s capital investment and annual allowance purchase costs under the Transport Rule will depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, and generation unit utilization.

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology on certain of Entergy's coal and oil generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas's White Bluff power plant affects a Class I Area's visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners.  Under then current regulations, the scrubbers would have had to be operational by October 2013.  Entergy filed a petition in December 2009 with the Arkansas Pollution Control and Ecology (APC&E) Commission requesting a variance from this deadline, however, because the EPA has not approved Arkansas's Regional Haze SIP and the EPA has recently expressed concerns about Arkansas's Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas's petition requested that, consistent with federal law, the compliance deadline be changed as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The APC&E Commission approved the variance at the Commission's March 26, 2010 meeting.  No party appealed the variance, and the ruling is final.  The timeline for EPA action on the Arkansas Regional Haze SIP is uncertain at this time.

In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009 the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In December 2009, in response to the EPA concerns regarding Arkansas's Regional Haze SIP, the APSC suspended the procedural schedule in the proceeding and directed Entergy Arkansas to file monthly status reports regarding developments between the EPA and the ADEQ concerning the EPA’s approval of the Arkansas Regional Haze SIP. In May 2010, Entergy Arkansas withdrew its petition for a declaratory order and the APSC closed the proceeding.

Potential Legislative, Regulatory, and Judicial Developments (Air)

As discussed further in the Form 10-K, in 2009, the EPA published an "endangerment finding" stating that the emission of greenhouse gases "may reasonably be anticipated to endanger public health or welfare" and that the emission of these pollutants from mobile sources (such as cars and trucks) contributes to this endangerment.  The EPA issued final mobile source emission regulations on April 1, 2010.  On April 2, 2010, the EPA issued a policy stating that the regulation of greenhouse gas emissions from mobile sources would, as of January 2, 2011 (the date that the mobile source rule "takes effect"), trigger the regulation of greenhouse gases from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V programs of the Clean Air Act.

On June 3, 2010, the EPA published the final Tailoring Rule outlining the applicability criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas emissions under the Clean Air Act.  The Tailoring Rule establishes a two-step process for implementing regulation of greenhouse gas emissions under the PSD and Title V programs.  The first step, which will begin on January 2, 2011, limits the applicability of the PSD and Title V requirements for greenhouse gas emissions to sources that are already subject to PSD and Title V based on the emission of non-greenhouse gas pollutants.  Specifically, projects undertaken at stationary sources will trigger PSD permitting requirements if the project increases net greenhouse gas emissions by at least 75,000 tons per year carbon dioxide equivalent and significantly increases emissions of at least one non- greenhouse gas pollutant.  During step one, only sources subject to Title V based on their emission of non- greenhouse gas pollutants will be required to address greenhouse gas emissions in their Title V permit.

The second step of the Tailoring Rule, which will begin on July 1, 2011, subjects to Title V requirements any new or existing source not already subject to Title V that emits, or has the potential to emit, at least 100,000 tons per year carbon dioxide equivalent.  In addition, sources that emit or have the potential to emit at least 75,000 tons per year carbon dioxide equivalent will also be subject to PSD requirements.

The Tailoring Rule goes into effect on August 2, 2010 but will not immediately affect Entergy's cost of operations.

Clean Water Act

NPDES Permits and Section 401 Water Quality Certifications

Indian Point

As discussed further in the Form 10-K, in a February 2010 feasibility report, Non-Utility Nuclear provided an updated estimate of the cost to retrofit Indian Point 2 and Indian Point 3 with cooling towers.  Construction costs for retrofitting with cooling towers are estimated to be at least $1.19 billion, in addition to lost generation of approximately 14.5 terawatt-hours (TWh) during the estimated 42-week forced outage of both units.  Non-Utility Nuclear also proposed an alternative to the cooling towers, the use of Wedgewire screens, that are now expected to cost approximately $200 million to $250 million to install.  Due to fluctuations in power pricing and because a retrofitting of this size and complexity has never been undertaken at an operating nuclear facility, significant uncertainties exist in these estimates and, therefore, they could be materially higher than estimated.

As discussed further in the Form 10-K, on April 6, 2009, with a reservation of rights regarding the applicability of the section, Entergy's Indian Point facility submitted a Section 401 water quality certification to the New York State Department of Environmental Conservation (NYSDEC).  The certification, or a waiver or exemption of the same, is potentially required pursuant to Section 401 of the Clean Water Act as a supporting document to the NRC's license renewal decision.  On April 2, 2010, the NYSDEC denied Indian Point’s water quality certification concluding that Indian Point’s continued operation during a renewed NRC license period would not comply with existing New York state water quality standards.  The denial was a NYSDEC staff decision and Entergy filed comments on this decision and has requested a hearing before a NYSDEC ALJ.  The ALJs held the Legislative Hearing (agency public comment session) and the Issues Conference (pre-trial conference) in July 2010.  Pre-trial decisions concerning proper party status or standing and the selection of issues to be resolved are pending.  After the full hearing on the merits (not expected to begin prior to mid-2011), a party to the proceeding can appeal the decision to the Commissioner of the NYSDEC and then to state court.  The NYSDEC staff decision does not restrict Indian Point operations, but the issuance of a certification is potentially required prior to NRC issuance of renewed unit licenses.

316(b) Cooling Water Intake Structures

See the Form 10-K for a discussion of the EPA regulations governing the intake of water at large existing power plants employing cooling water intake structures and the regulations' potential effect on Entergy.  In March 2010 the NYSDEC released a new proposed policy establishing closed cycle cooling as the presumptive performance goal for best technology available (BTA) determinations for cooling water intake structures.  The proposed policy applies primarily to electric generating facilities with thermal discharges and capacity factors of greater than fifteen percent that also are designed to withdraw at least 20 million gallons of water per day.  If closed cycle cooling is not available for a particular facility because of construction, operational, or other relevant reasons, then the facility must implement an alternative technology that achieves a level of protection for aquatic life that is within ten percent of the expected or projected reductions associated with closed cycle cooling.   The NYSDEC would make BTA determinations through the State Pollution Discharge Elimination System (SPDES) permitting program, but BTA decisions would be subject to further review and modification under the State Environmental Quality Review Act.  Public comments on the draft policy were due July 9, 2010.  Entergy filed comments and will continue to monitor these developments.

Groundwater at Certain Nuclear Sites

As discussed further in the Form 10-K, in January 2010, Vermont Yankee was notified by its off-site analytical laboratory that a sample collected from a groundwater monitoring well in mid-November 2009 showed elevated levels of tritium.  Tritium is a radioactive form of hydrogen that occurs naturally and is also a byproduct of nuclear plant operations.  In March 2010, Vermont Yankee announced that it has identified the source of the tritium leakage at the plant, and that it has stopped the leakage.  Remediation of the soil and groundwater is underway.  There has been no detectable tritium found in any drinking water well samples at the Vermont Yankee site or in the Connecticut River.  Both the NRC and the Vermont Department of Health have stated that tritium in the groundwater at Vermont Yankee has not been a threat to public health and safety.  Non-Utility Nuclear expects to incur approximately $13.5 million in operating expenses related to the investigation of the leakage and its remediation, including approximately $11 million incurred through June 2010.

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

As part of the industry's voluntary groundwater initiative, Entergy continues to monitor groundwater wells at each of its other nuclear sites.  Entergy has notified the NRC and appropriate state or local officials in Massachusetts, Mississippi and New York of low levels of tritium that have been detected in groundwater monitoring wells at the Pilgrim, Grand Gulf, and Indian Point nuclear sites.  In each case, no new leaks have been identified, and the tritium levels detected are not necessarily indicative of a leaking plant system.  Nonetheless, Entergy is taking measures to identify the source of the tritium at these sites and to fully inform appropriate officials.

Other Environmental Matters

Entergy Gulf States Louisiana and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Gulf States, Inc. that the TCEQ believed that Entergy Gulf States, Inc. is one of many potentially responsible parties (PRP) concerning contamination existing at the Spector Salvage Yard proposed state superfund site in Orange, Texas.  The TCEQ conducted a removal action consisting of the excavation and offsite disposal of contaminated surface soil.  Entergy Gulf States Louisiana and Entergy Texas do not believe that the former Gulf States Utilities contributed any significant amount of hazardous substances to this site.  Entergy Gulf States Louisiana and Entergy Texas, as members of a site response group, have negotiated a settlement with TCEQ and the Texas Attorney General to complete this litigation within its existing cleanup provisions.  Final judicial approval of the settlement is pending.

Entergy Arkansas and Entergy Gulf States Louisiana

On June 21, 2010, the EPA issued a proposed rule on coal combustion residuals (CCRs) that contains two primary regulatory options: (1) regulating CCRs destined for disposal in landfills or received (including stored) in surface impoundments as so-called "special wastes" under the hazardous waste program of RCRA Subtitle C; or (2) regulating CCRs destined for disposal in landfills or surface impoundments as non-hazardous wastes under Subtitle D of RCRA.  Under both options, CCRs that are beneficially used would remain excluded from hazardous waste regulation.

As written, the proposed regulations would require new compliance requirements including modified storage, new notification and reporting practices, new financial assurance requirements, and product disposal considerations.  According to EPA estimates, the annualized cost of on-site disposal under the two proposals would be $3.6 million to $9 million for Entergy’s Arkansas facilities and $1.7 million to $3.3 million for the Entergy Gulf States Louisiana facility.  If Entergy utilized off-site disposal, which it would not plan to do, the EPA’s total cost estimates for disposal of CCRs under Subtitle C regulation ranges from $250 to $350 million per year.

Property

Following is an update to the Non-Utility Nuclear, Property section of Part I, Item 1 of the Form 10-K.

Generating Stations

As discussed further in the Form 10-K, the operating license for Pilgrim expires in 2012.  A license renewal application is pending at the NRC.  The NRC's Atomic Safety and Licensing Board (ASLB) proceeding regarding the license renewal was completed, but Pilgrim Watch filed a petition for NRC review of the ASLB's decision.  In March 2010 the NRC issued a decision reversing and remanding part of the ASLB's decision in which it had granted a summary disposition dismissing Pilgrim Watch's contention that challenged the Entergy Environmental Report's severe accident mitigation alternatives analysis.  The NRC remanded consideration of this contention to the ALSB for hearing.  A hearing date has not been scheduled.  Pilgrim Watch's two other contentions were dismissed by the NRC in June 2010.

Spent Nuclear Fuel

As discussed in Part I, Item 1 of the Form 10-K, as a result of the DOE's failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy's nuclear owner/licensee subsidiaries have incurred and will continue to incur damages.  In November 2003 these subsidiaries, except for the owner of Palisades, began litigation to recover the damages caused by the DOE's delay in performance.  In October 2007 the U.S. Court of Federal Claims awarded $48.7 million, jointly to System Fuels and Entergy Arkansas, in damages related to the DOE's breach of its obligations.  In a revised decision issued in March 2010, in a separate proceeding, the court awarded $9.7 million jointly to System Fuels, System Energy, and SMEPA.  Also in March 2010, in two separate decisions, the court awarded $106.1 million to Entergy Nuclear Indian Point 2 and $4.2 million to Entergy Nuclear Generation Company, the owner of the Pilgrim plant.  All of these decisions are subject to appeal by the DOE, and appeals have been filed of the Entergy Arkansas, Entergy Nuclear Generation Company, Entergy Nuclear Indian Point 2, and System Energy decisions with the U.S. Court of Appeals for the Federal Circuit.  Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2005	2006	2007	2008	2009	2010

Entergy Arkansas	3.75	3.37	3.19	2.33	2.39	2.85
Entergy Gulf States Louisiana	3.34	3.01	2.84	2.44	2.99	3.29
Entergy Louisiana	3.50	3.23	3.44	3.14	3.52	3.57
Entergy Mississippi	3.16	2.54	3.22	2.92	3.25	3.37
Entergy New Orleans	1.22	1.52	2.74	3.71	3.66	3.77
Entergy Texas	2.06	2.12	2.07	2.04	1.92	2.26
System Energy	3.85	4.05	3.95	3.29	3.73	3.62

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2005	2006	2007	2008	2009	2010

Entergy Arkansas	3.34	3.06	2.88	1.95	2.09	2.53
Entergy Gulf States Louisiana	3.18	2.90	2.73	2.42	2.95	3.25
Entergy Louisiana	3.50	2.90	3.08	2.87	3.27	3.34
Entergy Mississippi	2.83	2.34	2.97	2.67	3.01	3.14
Entergy New Orleans	1.12	1.35	2.54	3.45	3.38	3.49

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

4(a) -
Officer's Certificate No. 3-B-3 dated May 18, 2010, supplemental to the Entergy Texas, Inc. Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, establishing the form and certain terms of the Mortgage Bonds, 3.60% Series due June 1, 2015.

10(a) -	Second Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 22, 2010.

12(a) -	Entergy Arkansas's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas's Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.**

101 SCH -	XBRL Taxonomy Extension Schema Document.**

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.**

101 LAB -	XBRL Taxonomy Label Linkbase Document.**

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.**

101 DEF -	XBRL Definition Linkbase Document.**

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

*
Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2010, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2010.

**	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:           August 6, 2010