Form 10-Q
period 2010-09-30
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2010-11-05
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at October 29, 2010
Entergy Corporation	($0.01 par value)	180,915,164

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2009 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

 i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

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

FORWARD-LOOKING INFORMATION (Concluded)

•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes and ice storms and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance

•	effects of climate change
•	Entergy's ability to manage its capital projects and operation and maintenance costs
•	Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms
•	the economic climate, and particularly economic conditions in Entergy's Utility service territory and the Northeast United States and events that could influence economic conditions in those areas
•	the effects of Entergy's strategies to reduce tax payments
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria
•	changes in inflation and interest rates
•	the effect of litigation and government investigations or proceedings
•	advances in technology
•	the potential effects of threatened or actual terrorism and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion
•	the effects of new or existing safety concerns regarding nuclear power plants and nuclear fuel
•	Entergy's ability to attract and retain talented management and directors
•	changes in accounting standards and corporate governance
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy's defined benefit pension and other postretirement benefit plans
•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites
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

v

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

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Non-Utility Nuclear segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2009 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Non-Utility Nuclear segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Non-Utility Nuclear segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MMBtu	One million British Thermal Units

DEFINITIONS (Continued)

Abbreviation or Acronym	Term
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net MW in operation	Installed capacity owned or operated
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Non-Utility Nuclear segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Non-Utility Nuclear segment
PPA	Purchased power agreement
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf

Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Non-Utility Nuclear segment
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather

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

In addition to its two primary, reportable, operating segments, Entergy also operates the non-nuclear wholesale assets business.  The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving operating and financial performance for its plants, consistent with Entergy’s market-based point of view.

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

On April 5, 2010, Entergy announced that, effective immediately, it planned to unwind the business infrastructure associated with the proposed separate Non-Utility Nuclear generation (Enexus) and nuclear services (EquaGen) companies while it evaluates and works to preserve its legal rights.  Entergy also declared its next quarterly dividend on its common shares of $0.83 per share, an increase from the previous $0.75 per share, and announced that it expected to execute on the $750 million share repurchase program authorized by the Board in the fourth quarter 2009.  The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.  As a result of the plan to unwind the business infrastructure, Entergy recorded expenses for the write-off of certain capitalized costs incurred in connection with the planned spin-off transaction.  These costs are discussed in more detail throughout the "Results of Operations" section below.  Entergy expects that it will incur approximately $15 million, after-tax, in additional expenses in unwinding this business, primarily through the remainder of 2010, including additional write-offs, dis-synergies, and certain other costs.

In June 2010 the Vermont Public Service Board denied Entergy's spin-off transaction petition.

In July 2010, Entergy withdrew its spin-off transaction petition that was filed with the NYPSC.  In August 2010 the NYPSC issued an order closing the proceeding.  In the order, the NYPSC also instituted a new proceeding directing Entergy and its subsidiaries with New York nuclear operations (Entergy Corporation, Entergy Nuclear FitzPatrick, LLC, Entergy Nuclear Indian Point 2, LLC, Entergy Nuclear Indian Point 3, LLC, and Entergy

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Nuclear Operations, Inc., together, the "Entergy Owners") to show cause why they should not be required to give notice to the NYPSC at least 60 days prior to "any contemplated transactions which could jeopardize the financial strength of any or all of the Entergy New York nuclear subsidiaries."  The facilities to which the order relates are the James A. FitzPatrick Nuclear Station and the Indian Point Energy Center (New York facilities).

The order states that the intent of the NYPSC is not to impose "an overly broad application" of this notice requirement, and that the NYPSC is "not concerned about transactions that would not jeopardize the financial integrity of New York entities."  By way of example, the order states that the NYPSC is not suggesting that notice be provided "whenever Entergy or an intermediate parent of the New York facilities issues debt, as is often the case, without restrictions being placed on the financial capacity of its New York subsidiaries to borrow or to support debt needed to finance capital projects at the New York facilities."  The order states, however, that the NYPSC may consider an advance notice requirement for any transaction "that would reduce the credit quality of the Entergy Owners below a credit rating of 'BBB-' or the equivalent or, in connection with the transaction and in order to provide credit support to a corporate parent, that would restrict a New York facility from issuing its own debt or otherwise require the facility to provide dividend income to its parent, when, in light of the facility's capital needs, the issuance of such dividends would be inappropriate."

In September 2010, Entergy filed a response to the NYPSC's order, which raised a number of concerns with regard to the NYPSC's jurisdiction to impose the proposed notice requirement and the practical difficulties with implementing such a requirement.  In October 2010 the New York Attorney General's Office filed a response to Entergy's filing addressing the NYPSC's jurisdiction to impose the proposed notice requirement, to which Entergy filed a reply.

Results of Operations

Third Quarter 2010 Compared to Third Quarter 2009

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the third quarter 2010 to the third quarter 2009 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

3rd Qtr 2009 Consolidated Net Income	$299,090	$200,432	($39,355)	$460,167

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	146,810	(63,306)	14,047	97,551
Other operation and maintenance expenses	58,417	70,301	(1,606)	127,112
Taxes other than income taxes	8,973	2,056	(1,663)	9,366
Depreciation and amortization	(19,216)	2,732	464	(16,020)
Other income	(21,901)	(5,823)	(18,037)	(45,761)
Interest charges	(694)	(12,445)	(4,240)	(17,379)
Other expenses	2,042	4,712	1	6,755
Income taxes	36,536	(69,916)	(62,398)	(95,778)

3rd Qtr 2010 Consolidated Net Income	$337,941	$133,863	$26,097	$497,901

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2010 to the third quarter 2009.

Amount
(In Millions)

2009 net revenue	$1,376
Volume/weather	99
Retail electric price	56
Other	(9)
2010 net revenue	$1,522

The volume/weather variance is primarily due to an increase of 2,502 GWh, or 8%, in billed electricity usage in all sectors.  The effect of warmer-than-normal weather was the primary driver of the increase in residential and commercial sales.  The industrial sector reflected strong sales growth on continuing signs of economic recovery.  The improvement in this sector was primarily driven by inventory restocking and strong exports with the chemicals, refining, and miscellaneous manufacturing sectors leading the improvement.

The retail electric price variance is primarily due to:

•	increases in the formula rate plan riders at Entergy Gulf States Louisiana effective January 2010 and November 2009 and at Entergy Louisiana effective November 2009;
•	a base rate increase at Entergy Arkansas effective July 2010;
•	rate actions at Entergy Texas, including a base rate increase effective August 2010;
•	a formula rate plan provision of $16.6 million recorded in the third quarter 2009 for refunds that were made to customers in accordance with settlements approved by the LPSC; and
•
the recovery in 2009 by Entergy Arkansas of 2008 extraordinary storm costs, as approved by the APSC, which ceased in January 2010.  The recovery of storm costs is offset in other operation and maintenance expenses.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the proceedings referred to above.

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing the third quarter 2010 to the third quarter 2009.

Amount
(In Millions)

2009 net revenue	$622
Volume	(55)
Realized price changes	(10)
Other	1
2010 net revenue	$558

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

As shown in the table above, net revenue for Non-Utility Nuclear decreased by $64 million, or 10%, in the third quarter 2010 compared to the third quarter 2009 primarily due to lower volume resulting from more refueling and unplanned outage days in 2010 and lower pricing in its contracts to sell power.  Included in net revenue is $12 million and $13 million of amortization of the Palisades purchased power agreement in the third quarters 2010 and 2009, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K.  Following are key performance measures for Non-Utility Nuclear for the third quarter 2010 and 2009:

	2010	2009

Net MW in operation at September 30	4,998	4,998
Average realized price per MWh	$61.41	$61.70
GWh billed	9,888	10,876
Capacity factor	91%	100%
Refueling Outage Days:
FitzPatrick	18	-

The FitzPatrick refueling outage continued for 17 days into the fourth quarter 2010.

Realized Price per MWh

See the Form 10-K for a discussion of Non-Utility Nuclear's realized price per MWh, including the factors that influence it and the increase in the annual average realized price per MWh from $39.40 for 2003 to $61.07 for 2009.  Non-Utility Nuclear is almost certain to experience a decrease in realized price per MWh in 2010 and then again in 2011, however, because the realized price for the first nine months of 2010 was $59.27 and, as shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Non-Utility Nuclear has sold forward 90% of its planned energy output for the remainder of 2010 for an average contracted energy price of $57 per MWh and has sold forward 95% of its planned energy output for 2011 for an average contracted energy price of $53 per MWh.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $457 million for the third quarter 2009 to $516 million for the third quarter 2010 primarily due to an increase of $41 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.  Also contributing to the increase was an increase of $8 million in fossil expenses resulting from higher outage costs.

Depreciation and amortization expenses decreased primarily due to a decrease in depreciation rates at Entergy Arkansas as a result of the rate case settlement agreement approved by the APSC in June 2010.

Other income decreased primarily due to carrying charges of $18 million recorded in 2009 on Hurricane Gustav and Hurricane Ike storm restoration costs and a gain of $16 million recorded in 2009 on the sale of undeveloped real estate by Entergy Louisiana Properties, LLC.  The decrease was partially offset by an increase of distributions of $7 million earned by Entergy Louisiana and $4 million earned by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company.  The distributions on preferred membership interests are eliminated in consolidation and have no effect on net income because the investment is in another Entergy subsidiary.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Hurricane Gustav and Hurricane Ike" for discussion of these investments in preferred membership interests.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Non-Utility Nuclear

           Other operation and maintenance expenses increased from $212 million for the third quarter 2009 to $282 million for the third quarter 2010 primarily due to:

•
the write-off of $25 million of capital costs, primarily for software that will not be utilized, and $11 million of additional costs incurred in connection with Entergy's decision to unwind the infrastructure created for the planned Non-Utility Nuclear spin-off transaction;

•
an increase of $23 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	the write-off of $10 million of capitalized engineering costs associated with a potential uprate project; and
•	spending of $3 million related to tritium remediation work at the Vermont Yankee site.

Parent & Other

Other income decreased primarily due to:

•
increases in the elimination for consolidation purposes of distributions earned of $7 million by Entergy Louisiana and $4 million by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company, as discussed above; and

•	an increase in the elimination for consolidation purposes of $6 million of interest income from Entergy subsidiaries.

Income Taxes

The effective income tax rate for the third quarter 2010 was 27.1%.  The difference in the effective income tax rate versus the statutory rate of 35% for the third quarter 2010 was primarily due to:

•
a favorable Tax Court decision holding that the U.K. Windfall Tax can be used as a credit for purposes of computing the U.S. foreign tax credit, which allows Entergy to reverse a previously established partial tax reserve of $43 million, included in Parent and Other, on the issue.  See Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein for further discussion of this tax litigation;

•	the recognition of a $14 million Louisiana state income tax benefit related to storm cost financing; and
•	the reversal of a reserve of $13 million with respect to restructuring of business operations within the Non-Utility Nuclear segment.

Partially offsetting the decreased effective income tax rate were state income taxes and certain book and tax differences for Utility plant items.

The effective income tax rate for the third quarter 2009 was 37.9%.  The difference in the effective income tax rate versus the statutory rate of 35% for the third quarter 2009 was primarily due to state income taxes and certain book and tax differences for utility plant items.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2009 Consolidated Net Income	$566,634	$461,524	($95,848)	$932,310

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	369,384	(78,644)	18,854	309,594
Other operation and maintenance expenses	60,056	148,156	(18,292)	189,920
Taxes other than income taxes	15,296	922	(1,270)	14,948
Depreciation and amortization	(17,620)	7,098	731	(9,791)
Other income	(39,239)	91,421	(27,573)	24,609
Interest charges	31,316	5,815	(27,065)	10,066
Other expenses	7,257	14,984	4	22,245
Income taxes	89,389	(50,263)	(37,000)	2,126

2010 Consolidated Net Income	$711,085	$347,589	($21,675)	$1,036,999

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Amount
(In Millions)

2009 net revenue	$3,576
Volume/weather	222
Retail electric price	111
Other	36
2010 net revenue	$3,945

The volume/weather variance is primarily due to an increase of 7,123 GWh, or 9%, in billed electricity usage in all sectors, including the effect on the residential sector of colder-than-normal weather in the first quarter 2010 and warmer-than-normal weather in the second and third quarters 2010.  The industrial sector reflected strong sales growth on continuing signs of economic recovery.  The improvement in this sector was primarily driven by inventory restocking and strong exports with the chemicals, refining, and miscellaneous manufacturing sectors leading the improvement.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to:

•
increases in the formula rate plan riders at Entergy Gulf States Louisiana effective January 2010 and November 2009, at Entergy Louisiana effective November 2009, and at Entergy Mississippi effective July 2009;

•	a base rate increase at Entergy Arkansas effective July 2010;
•	rate actions at Entergy Texas, including a base rate increase effective August 2010;
•	a formula rate plan provision of $16.6 million recorded in the third quarter 2009 for refunds that were made to customers in accordance with settlements approved by the LPSC;
•
the recovery in 2009 by Entergy Arkansas of 2008 extraordinary storm costs, as approved by the APSC, which ceased in January 2010.  The recovery of storm costs is offset in other operation and maintenance expenses; and

•	a base rate decrease at Entergy New Orleans effective June 2009.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the proceedings referred to above.

Non-Utility Nuclear

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Amount
(In Millions)

2009 net revenue	$1,716
Realized price changes	(87)
Volume	20
Other	(11)
2010 net revenue	$1,638

As shown in the table above, net revenue for Non-Utility Nuclear decreased by $78 million, or 5%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to lower pricing in its contracts to sell power, partially offset by higher volume resulting from more refueling outage days in 2009.  Included in net revenue is $35 million and $39 million of amortization of the Palisades purchased power agreement in the nine months ended September 30, 2010 and 2009, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K.  Following are key performance measures for Non-Utility Nuclear for the nine months ended September 30, 2010 and 2009:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

	2010	2009

Net MW in operation at September 30	4,998	4,998
Average realized price per MWh	$59.27	$61.68
GWh billed	30,011	29,929
Capacity factor	92%	91%
Refueling Outage Days:
FitzPatrick	18	-
Indian Point 2	33	-
Indian Point 3	-	36
Palisades	-	41
Pilgrim	-	31
Vermont Yankee	29	-

The FitzPatrick refueling outage continued for 17 days into the fourth quarter 2010.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,361 million for the nine months ended September 30, 2009 to $1,422 million for the nine months ended September 30, 2010 primarily due to:

•
an increase of $56 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $15 million in fossil expenses resulting from higher outage costs; and
•	an increase of $12.5 million due to the capitalization in 2009 of Ouachita Plant service charges previously expensed.

The increase was partially offset by decreases of $14 million due to higher write-offs of uncollectible customer accounts in 2009 and $10 million due to 2008 storm costs at Entergy Arkansas which were deferred per an APSC order and were recovered through revenues in 2009.

Other income decreased primarily due to a decrease of $42 million in carrying charges on storm restoration costs and a gain of $16 million recorded in 2009 on the sale of undeveloped real estate by Entergy Louisiana Properties, LLC.  The decrease was partially offset by an increase of $13 million resulting from higher earnings on decommissioning trust funds and an increase of distributions of $7 million earned by Entergy Louisiana and $4 million earned by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company.  The distributions on preferred membership interests are eliminated in consolidation and have no effect on net income because the investment is in another Entergy subsidiary.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Hurricane Gustav and Hurricane Ike " for discussion of these investments in preferred membership interests.

Interest charges increased primarily due to an increase in long-term debt outstanding resulting from net debt issuances by certain of the Utility operating companies in the second half of 2009 and in 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Non-Utility Nuclear

Other operation and maintenance expenses increased from $615 million for the nine months ended September 30, 2009 to $763 million for the nine months ended September 30, 2010 primarily due to:

•
the write-off of $58 million of capital costs, primarily for software that will not be utilized, and $12 million of additional costs incurred in connection with Entergy's decision to unwind the infrastructure created for the planned Non-Utility Nuclear spin-off transaction;

•
an increase of $39 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	spending of $14 million related to tritium remediation work at the Vermont Yankee site; and
•	the write-off of $10 million of capitalized engineering costs associated with a potential uprate project.

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

Parent & Other

Other income decreased primarily due to:

•	an increase in the elimination for consolidation purposes of $17 million of interest income from Entergy subsidiaries; and
•
increases in the elimination for consolidation purposes of distributions earned of $7 million by Entergy Louisiana and $4 million by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company, as discussed above.

Interest charges decreased primarily due to lower borrowings, including the redemption of $267 million of notes payable in December 2009, as well as lower interest rates on borrowings under Entergy Corporation's revolving credit facility.

Income Taxes

The effective income tax rate for the nine months ended September 30, 2010 was 34.1%.  The difference in the effective income tax rate versus the statutory rate of 35% for the nine months ended September 30, 2010 was primarily due to:

•
a favorable Tax Court decision holding that the U.K. Windfall Tax can be used as a credit for purposes of computing the U.S. foreign tax credit, which allows Entergy to reverse a previously established partial tax reserve of $43 million, included in Parent and Other, on the issue.  See Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein for further discussion of this tax litigation;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
a $19 million tax benefit recorded in connection with Entergy's decision to unwind the infrastructure created for the planned Non-Utility Nuclear spin-off transaction resulting from implementation expenses that previously were not deductible for tax purposes;

•	the recognition of a $14 million Louisiana state income tax benefit related to storm cost financing; and
•	the reversal of a reserve of $13 million with respect to restructuring of business operations within the Non-Utility Nuclear segment.

Partially offsetting the decreased effective income tax rate was a charge of $16 million resulting from a change in tax law associated with the recently enacted federal healthcare legislation, as discussed below in "Critical Accounting Estimates" and state income taxes and certain book and tax differences for Utility plant items.

The effective income tax rate for the nine months ended September 30, 2009 was 36.4%.  The difference in the effective income tax rate versus the statutory rate of 35% for the nine months ended September 30, 2009 was primarily due to increases related to state income taxes at the Utility operating companies and book and tax differences for utility plant items.  These increases were partially offset by reductions related to:

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

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2010	December 31, 2009

Debt to capital	57.5%	57.4%
Effect of excluding the Arkansas and Texas securitization bonds	(1.9)%	(1.8)%
Debt to capital, excluding the securitization bonds (1)	55.6%	55.6%
Effect of subtracting cash from debt	(4.7)%	(4.1)%
Net debt to net capital, excluding the securitization bonds (1)	50.9%	51.5%

(1)	Calculation excludes the Arkansas and Texas securitization bonds, which are non-recourse to Entergy Arkansas and Entergy Texas, respectively.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

As discussed in the Form 10-K, Entergy Corporation has in place a revolving credit facility that expires in August 2012.  Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility.  As of September 30, 2010, the capacity and amounts outstanding under the credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,472	$1,775	$25	$1,672

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

Entergy is developing its capital plan for 2011 through 2013 and currently anticipates that the Utility will make $6.3 billion in capital investments during that period, including approximately $2.7 billion for maintenance of existing assets, and that Entergy Wholesale Commodities, which includes Non-Utility Nuclear, will make $1.1 billion in capital investments during that period, including approximately $0.3 billion for maintenance of existing assets.  The remaining $3.6 billion of Utility investments is associated with specific investments such as the utility's portfolio transformation strategy including the Acadia Unit 2 purchase and three resources identified in the Summer 2009 Request for Proposal, including a self-build option at Entergy Louisiana's Ninemile site, replacement of the Waterford 3 steam generators, environmental compliance spending, an approximate 178 MW uprate project at Grand Gulf, transmission upgrades, and spending to comply with NERC transmission planning rules.  The remaining $0.8 billion of Entergy Wholesale Commodities investments is associated with specific investments such as dry cask storage, nuclear license renewal efforts, component replacement across the fleet, NYPA value sharing, wedgewire screens at Indian Point, and spending in response to the Indian Point Independent Safety Evaluation.

Acadia Unit 2 Purchase Agreement

As discussed more fully in the Form 10-K, in October 2009, Entergy Louisiana announced that it has signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  Entergy Louisiana and Acadia Power Partners also have entered into two purchase power agreements that are intended to provide access to the capacity and energy output of the unit during the period before the acquisition closes.  The initial purchase power agreement was a call option agreement that commenced on June 1, 2010 and terminated on September 30, 2010.  Beginning October 1, 2010, Entergy Louisiana began purchasing 100 percent of the output of Acadia Unit 2 under a tolling agreement.  The LPSC has approved both purchase power agreements.  Entergy Louisiana's purchase of the plant is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  The parties have agreed to a procedural schedule for review of the acquisition that includes a hearing before the ALJ in December 2010.  Currently the closing is expected to occur in early 2011.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Little Gypsy Repowering Project

See the Form 10-K for a discussion of the Little Gypsy repowering project.  In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the project and seeking recovery over a five-year period of the project costs.  In June 2010 and August 2010, the LPSC Staff and Intervenors filed testimony.  The LPSC Staff (1) agreed that it was prudent to move the project from long-term suspension to cancellation and that the timing of the decision to suspend on a longer-term basis was not imprudent; (2) indicated that, except for $0.8 million in compensation-related costs, the costs incurred should be deemed prudent; (3) recommended recovery from customers over ten years but stated that the LPSC may want to consider 15 years; (4) allowed for recovery of carrying costs and earning a return on project costs, but at a reduced rate approximating the cost of debt, while also acknowledging that the LPSC may consider ordering no return; and (5) indicated that Entergy Louisiana should be directed to securitize project costs, if legally feasible and in the public interest.  In the third quarter 2010, in accordance with accounting standards, Entergy Louisiana determined that it is probable that the Little Gypsy repowering project will be abandoned and accordingly has reclassified $199.8 million of project costs from construction work in progress to a regulatory asset.  This accounting reclassification does not modify Entergy Louisiana’s requested relief pending before the LPSC.  The procedural schedule calls for hearings to begin in November 2010.

There currently is pending before the LPSC an appeal by the LPSC Staff of a decision by the ALJ relating to a dispute between the LPSC Staff and industrial customer intervenors relating to positions regarding the allocation of the project costs among customers.  The LPSC is expected to review this appeal at its November 10, 2010 meeting.  The ALJ has determined that the hearings in the underlying case will begin on the date currently scheduled and that all issues other than cost allocation will be heard at that time.  A status conference will be held on November 12, 2010 to determine the hearing schedule for the cost allocation issue.  The record from the original hearing will be held open until the conclusion of the hearing on cost allocation.

Dividends and Stock Repurchases

In the fourth quarter 2009 the Board granted authority for a $750 million share repurchase program.  As discussed above, at the same time that it announced its plans to unwind the business infrastructure associated with the proposed spin-off of the Non-Utility Nuclear business, Entergy also announced in April 2010 that it expected to execute on the $750 million share repurchase program and also declared that its next quarterly dividend on its common shares would be $0.83 per share, an increase from the previous $0.75 per share.  The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities.  Entergy expects to complete the $750 million share repurchase program by the end of 2010.

In October 2010 the Board granted authority for an additional $500 million share repurchase program.

Sources of Capital

Entergy Arkansas January 2009 Ice Storm

As discussed in the Form 10-K, in January 2009 a severe ice storm caused significant damage to Entergy Arkansas's transmission and distribution lines, equipment, poles, and other facilities.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage restoration costs.  In June 2010 the APSC issued a financing order authorizing the issuance of storm cost recovery bonds, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  See Note 4 to the financial statements herein for a discussion of the August 2010 issuance of the securitization bonds.

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

Harrison County Plant

Entergy's non-nuclear wholesale assets business intends to sell for $219 million its 60.9% undivided ownership interest in the 550MW Harrison County plant to two Texas electric cooperatives that currently own the minority share of the plant.  The sale is subject to FERC and other regulatory approvals, in addition to certain other conditions.

Cash Flow Activity
As shown in Entergy's Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
	(In Millions)

Cash and cash equivalents at beginning of period	$1,710	$1,920

Cash flow provided by (used in):
Operating activities	3,165	2,009
Investing activities	(1,995)	(1,447)
Financing activities	(949)	(1,351)
Net increase (decrease) in cash and cash equivalents	221	(789)

Cash and cash equivalents at end of period	$1,931	$1,131

Operating Activities

Entergy's cash flow provided by operating activities increased by $1,156 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the receipt in July 2010 of $703 million from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financings for Hurricane Gustav and Hurricane Ike.  The Act 55 storm cost financings are discussed in more detail above and also in Note 2 to the financial statements herein.  In addition, the absence of the Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending that occurred in 2009 and an increase in Utility net revenue in 2010 also contributed to the increase.  These increases were partially offset by decreased collection of fuel costs in 2010 due to the increase in the overall fuel and purchased power prices outpacing changes in Entergy's fuel rates, along with an $87.8 million fuel cost refund made by Entergy Texas in the first quarter 2010 that is discussed further in Note 2 to the financial statements in the Form 10-K.  The change in operating cash flow provided by the Non-Utility Nuclear business was relatively flat.

Investing Activities

Net cash used in investing activities increased by $548 million for nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to:

•	an increase in nuclear fuel purchases, which was caused by the consolidation of the nuclear fuel company variable interest entities that is discussed in Note 12 to the financial statements herein;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
the investment of a total of $290 million in Entergy Gulf States Louisiana's and Entergy Louisiana's storm reserve escrow accounts as a result of their Act 55 storm cost financings, which are discussed in Note 2 to the financial statements herein; and

•
an increase in construction expenditures, primarily in the Non-Utility Nuclear business, as decreases for the Utility resulting from Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending in 2009 were offset by spending on various projects.  Entergy's construction spending plans for 2010 through 2012 were discussed in the Form 10-K.

The effect of this activity was partially offset by a net amount of $114 million of collateral deposits received from Non-Utility Nuclear counterparties during 2010.  Non-Utility Nuclear's forward sales contracts are discussed in the Market and Credit Risk Sensitive Instruments section below.

Financing Activities

Net cash used in financing activities decreased by $402 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily because long-term debt activity provided approximately $158 million of cash in 2010 and used approximately $303 million of cash in 2009.  For details of Entergy's long-term debt activity in 2010 see Note 4 to the financial statements herein.

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

System Agreement Proceedings

Rough Production Cost Equalization Rates

2010 Rate Filing Based on Calendar Year 2009 Production Costs

In May 2010, Entergy filed with the FERC the 2010 rates in accordance with the FERC's orders in the System Agreement proceeding.  The filing, as supplemented in September 2010, shows the following payments/receipts among the Utility operating companies for 2010, based on calendar year 2009 production costs, commencing for service in June 2010, are necessary to achieve rough production cost equalization under the FERC's orders:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$41.6
Entergy Gulf States Louisiana	$-
Entergy Louisiana	($22.2)
Entergy Mississippi	($19.4)
Entergy New Orleans	$-
Entergy Texas	$-

Several parties intervened in the proceeding at the FERC, including the LPSC and the City Council, which have also filed protests.  In July 2010 the FERC accepted Entergy's proposed rates for filing, effective June 1, 2010, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures have been terminated, and the ALJ scheduled hearings to begin in March 2011, with an initial decision scheduled for July 2011.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

Several parties intervened in the 2009 rate proceeding at the FERC, including the LPSC and Ameren, which have also filed protests.  In July 2009 the FERC accepted Entergy's proposed rates for filing, effective June 1, 2009, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures were terminated and a hearing before the ALJ was held in April 2010.  In August 2010 the ALJ issued an initial decision.  The initial decision substantially affirms Entergy's position in the filing, except for one issue that may result in some reallocation of costs among the Utility operating companies.  The LPSC, the FERC trial staff, and Entergy have submitted briefs on exceptions in the proceeding.

Interruptible Load Proceeding

As discussed in more detail in the Form 10-K, in April 2007 the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC's appeal of the FERC's March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies' interruptible loads.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds.  The FERC issued its order on remand in September 2007, in which it directed Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change.  In addition, the order directed the Utility operating companies to make refunds for the period May 1995 through July 1996.  In November 2007 the Utility operating companies filed a refund report describing the refunds to be issued pursuant to the FERC's orders.  The LPSC filed a protest to the refund report in December 2007, and the Utility operating companies filed an answer to the protest in January 2008.  The refunds have been made by the Utility operating companies that owed refunds to the Utility operating companies that were due a refund under the decision.

Following the filing of petitioners' initial briefs, the FERC filed a motion requesting the D.C. Circuit hold the appeal of the FERC's decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC's unopposed motion on June 24, 2009, and directed the FERC to file status reports at 60-day intervals beginning August 24, 2009.  The D.C. Circuit also directed the parties to file motions to govern future proceedings in the case within 30 days of the completion of the FERC proceedings.  In December 2009 the FERC established a paper hearing to determine whether the FERC had the authority and, if so, whether it would be appropriate to order refunds resulting from changes in the treatment of interruptible load in the allocation of capacity costs by the Utility operating companies.  In August 2010 the FERC issued an order stating that it has the authority and refunds are appropriate.  The APSC, MPSC, and Entergy have requested rehearing of the FERC's decision.  In September 2010, the FERC set for hearing and settlement judge procedures the Utility operating companies' calculation of the refunds for the 15-month refund period of May 14, 1995 through August 13, 1996, as contained in the November 2007 refund report.  The purpose of the hearing is to determine whether the refund amounts for such period were calculated in a just and reasonable manner.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas and Entergy Mississippi Notices of Termination of System Agreement Participation and Related APSC Investigation

In February 2010 the APSC issued an order announcing a refocus of its ongoing investigation of Entergy Arkansas's post-System Agreement operation.  The order describes the APSC's "stated purpose in opening this inquiry to conduct an investigation regarding the prudence of [Entergy Arkansas] entering into a successor ESA [Entergy System Agreement] as opposed to becoming a stand-alone utility upon its exit from the ESA, and whether [Entergy Arkansas], as a standalone utility, should join the SPP RTO.  It is the [APSC's] intention to render a decision regarding the prudence of [Entergy Arkansas] entering into a successor ESA as opposed to becoming a stand-alone utility upon its exit from the ESA, as well as [Entergy Arkansas'] RTO participation by the end of calendar year 2010.  In parallel with this Docket, the [APSC] will be actively involved and will be closely watching to see if any meaningful enhancement will be made to a new Enhanced Independent Coordinator of Transmission (“E-ICT") Agreement through the efforts of the [Entergy Transmission System] stakeholders, Entergy, and the newly formed and federally-recognized [Entergy Regional State Committee] in 2010."  Later, in April 2010, the APSC issued an order that directs Entergy Arkansas also to consider joining the Midwest ISO RTO as a stand-alone utility.

Entergy Arkansas filed testimony and participated in a March 2010 evidentiary hearing in the proceeding.  Entergy Arkansas noted in its testimony that it is not reasonable to complete a comprehensive evaluation of strategic options by the end of 2010 and that forcing a decision would place parties in the untenable position of making critical decisions based on insufficient information.  Entergy Arkansas outlined three options for post-System Agreement operation of its electrical system:  1) Entergy Arkansas self providing its generation planning and operating functions as a stand-alone company; 2) Entergy Arkansas plus new coordination agreements with third parties in which Entergy Arkansas self provides some planning and operations functions, but also enters into one or more coordinating or pooling agreements with third parties; and 3) Successor Arrangements under which Entergy Arkansas plans for its own generation resources but enters into a new generation commitment and dispatch agreement with other Utility operating companies under a successor agreement intended to avoid the litigation previously experienced.  Entergy Arkansas’s plan is expected to lead to a decision in late 2011 regarding which option to implement; however, Entergy Arkansas anticipates pursuing in 2010-2011 several elements that are common to all options.  In an attempt to reach understanding of complex issues, Entergy Arkansas proposed to hold a series of technical conferences targeting specific subjects.  The first three technical conferences were held in May, July, and September 2010.  Another evidentiary hearing in the proceeding was held in August 2010 during which the APSC directed the parties to work together to reach an agreement on a proposed procedural schedule for the proceeding.

On August 31, 2010, the APSC issued an order rejecting the procedural schedule agreed upon by the parties and substituting a procedural schedule that, among other things: (1) requires Entergy Arkansas to file its final assessment and recommendations regarding each of the viable strategic reorganization options by April 22, 2011; and (2) would result in a final order issued by the APSC resolving all issues raised by the parties on or about October 7, 2011.  Entergy Arkansas has sought clarification of certain aspects of the order.  Since issuance of the order, Entergy Arkansas provided the APSC with an initial draft of successor arrangements on September 16, 2010.  Additional technical conferences are scheduled in November 2010 and January 2011, and a hearing is scheduled to commence in August 2011.

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

The Utility operating companies continue to meet with various interested parties to discuss a proposed framework for successor arrangements to the current System Agreement, which is being pursued in parallel with evaluation by the Entergy Regional State Committee of the Southwest Power Pool RTO, Midwest ISO RTO, and modified ICT alternatives, which are discussed below.  An initial draft of the successor arrangements was provided to state regulators on September 16, 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

June 2009 LPSC Complaint Proceeding

See the Form 10-K for a discussion of the complaint that the LPSC filed in June 2009 requesting that the FERC determine that certain of Entergy Arkansas's sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  In April 2010 the LPSC filed direct testimony in the proceeding alleging, among other things, (1) that Entergy violated the System Agreement by permitting Entergy Arkansas to make non-requirements sales to non-affiliated third parties rather than making such energy available to the other Utility operating companies’ customers; and (2) that over the period 2000 – 2009, these non-requirements sales caused harm to the Utility operating companies’ customers of $144.4 million and these customers should be compensated for this harm by Entergy’s shareholders.  The Utility operating companies believe the LPSC's allegations are without merit.  A hearing in the matter was held in August 2010.

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

In September 2010, as modified in October 2010, the Utility operating companies filed a request for a two-year interim extension, with certain modifications, of the ICT arrangement, which currently expires on November 17, 2010.  The filing stated that, if approved by the E-RSC during its October 20-21, 2010 meeting, the Utility operating companies will make a subsequent filing with the FERC to provide the E-RSC with the authority to, upon unanimous approval of all E-RSC members, (1) propose modifications to cost allocation methodology for transmission projects and (2) add transmission projects to the construction plan.  On October 13, 2010, the LPSC issued an order approving proposals filed by Entergy Louisiana and Entergy Gulf States Louisiana to modify the current ICT arrangement and to give the E-RSC authority in the two areas as described above.  On October 20, 2010, the E-RSC unanimously voted in favor of the proposal granting the E-RSC authority in the two areas described above.  The Utility operating companies have filed the necessary revisions to the Entergy OATT to implement the E-RSC's new authority.

On September 30, 2010, the consultant presented its cost/benefit analysis of the Entergy and Cleco regions joining the SPP RTO.  The cost/benefit analysis indicates that the Entergy region, including entities beyond the Utility operating companies, would realize a net cost of $438 million to a net benefit of $387 million, primarily depending upon transmission cost allocation issues.  Addendum studies, including studies related to Entergy Arkansas and the Utility operating companies joining the Midwest ISO, are due to be completed by the end of first quarter 2011.

FERC Audit

The Division of Audits in the Office of Enforcement and the Division of Compliance in the Office of Reliability of the FERC jointly commenced an audit of Entergy Services, Inc. on October 1, 2009.  The audit evaluated Entergy Services':  (1) practices related to Bulk Electric System planning and operations; (2) compliance with the requirements contained within its Open Access Transmission Tariff; and (3) other obligations and responsibilities as

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

approved by the FERC.  The audit covered the period from April 1, 2006 to July 19, 2010.  The FERC Division of Audits issued its audit report on October 29, 2010, in which it finds instances of non-compliance primarily related to the use of secondary network service and reporting requirements applicable to available flowgate capacity errors.  Although Entergy Services does not agree with a number of the report's factual findings, Entergy Services and the FERC audit staff reached agreement on the recommendations in the audit report and Entergy Services will work to implement them.  The Energy Policy Act of 2005 provides the FERC with authority to impose civil penalties for violations of the Federal Power Act and FERC regulations, but the audit report did not recommend the imposition of civil penalties.

U.S. Department of Justice Investigation

Entergy is cooperating with the U.S. Department of Justice on a civil investigation of competitive issues concerning certain practices and policies of the Utility operating companies.  Entergy became aware of the investigation during the required Hart-Scott-Rodino antitrust review of Entergy Louisiana's pending purchase of Unit 2 of the Acadia Energy Center.  Although the U.S. Department of Justice recently informed Entergy Louisiana that it will allow the relevant Hart-Scott-Rodino waiting period to expire without action (and that period has since expired), the U.S. Department of Justice also informed Entergy that it has opened a civil investigation of competitive issues concerning certain generation procurement, dispatch, and transmission system practices and policies of the Utility operating companies.  The U.S. Department of Justice's present inquiry has no effect on the Hart-Scott-Rodino clearance of the Acadia acquisition.

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

	2010	2011	2012	2013	2014	2015
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent (1)	57%	78%	50%	25%	14%	12%
Unit-contingent with availability guarantees (2)	33%	17%	14%	6%	3%	3%
Firm LD (3)	0%	3%	14%	0%	8%	0%
Offsetting positions (4)	0%	(3)%	(2)%	0%	0%	0%
Total (net)	90%	95%	76%	31%	25%	15%
Planned generation (TWh) (5)	10	41	41	40	41	41
Average contracted price per MWh (6)	$57	$53	$50	$49	$51	$51

(1)	Unit-contingent is a transaction under which power is supplied from a specific generation asset; if the asset is not operating, seller is generally not liable to buyer for any damages.
(2)
Unit-contingent with availability guarantees is a transaction under which power is supplied from a specific generation asset; if the asset is not operating, seller is generally not liable to buyer for any damages, unless the actual availability over a specified period of time is below an availability threshold specified in the contract.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

(5)	Assumes successful license renewal for all plants.
(6)
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

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At September 30, 2010, based on power prices at that time, Entergy had credit exposure of $1 million under the guarantees in place supporting Entergy Nuclear Power Marketing (a Non-Utility Nuclear subsidiary) transactions, $20 million of guarantees that support letters of credit, and $3 million of posted cash collateral.  As of September 30, 2010, the credit exposure associated with Non-Utility Nuclear assurance requirements would increase by $17 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.   In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of September 30, 2010, Entergy would have been required to provide approximately $65 million of additional cash or letters of credit under some of the agreements.

As of September 30, 2010, the counterparties or their guarantors for 99.6% of the planned energy output under contract for Non-Utility Nuclear through 2014 have public investment grade credit ratings and 0.4% is with load-serving entities without public credit ratings.

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

	2010	2011	2012	2013	2014	2015
Non-Utility Nuclear:
Percent of capacity sold forward (net):
Bundled capacity and energy contracts	27%	26%	18%	16%	16%	16%
Capacity contracts	57%	31%	29%	26%	10%	0%
Total	84%	57%	47%	42%	26%	16%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$2.4	$3.0	$3.0	$2.8	$2.7	$-
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	93%	95%	77%	33%	26%	14%
Average contract revenue per MWh	$59	$55	$52	$52	$53	$51

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  Following is an update to that discussion.  For an update regarding the impairment of long-lived assets discussion concerning Vermont Yankee see Note 11 to the financial statements herein.

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

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,638,752	$2,195,461	$6,859,791	$6,140,823
Natural gas	27,263	24,030	154,426	126,914
Competitive businesses	666,161	717,604	1,940,256	1,979,259
TOTAL	3,332,176	2,937,095	8,954,473	8,246,996

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	748,863	559,129	1,939,077	1,927,692
Purchased power	484,694	388,308	1,376,055	1,034,483
Nuclear refueling outage expenses	64,885	61,441	191,395	178,454
Other operation and maintenance	808,688	681,576	2,211,382	2,021,462
Decommissioning	53,380	50,069	157,423	148,119
Taxes other than income taxes	138,217	128,851	400,597	385,649
Depreciation and amortization	264,621	280,641	789,392	799,183
Other regulatory charges (credits) - net	(1,814)	(13,224)	15,555	(29,371)
TOTAL	2,561,534	2,136,791	7,080,876	6,465,671

OPERATING INCOME	770,642	800,304	1,873,597	1,781,325

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	15,064	14,770	45,990	47,499
Interest and dividend income	38,911	64,730	123,124	170,007
Other than temporary impairment losses	(206)	(457)	(1,255)	(85,396)
Miscellaneous - net	(14,748)	5,739	(32,050)	(20,910)
TOTAL	39,021	84,782	135,809	111,200

INTEREST AND OTHER CHARGES
Interest on long-term debt	126,078	130,132	420,314	383,255
Other interest - net	9,997	22,625	43,140	69,406
Allowance for borrowed funds used during construction	(8,949)	(8,252)	(27,274)	(26,547)
TOTAL	127,126	144,505	436,180	426,114

INCOME BEFORE INCOME TAXES	682,537	740,581	1,573,226	1,466,411

Income taxes	184,636	280,414	536,227	534,101

CONSOLIDATED NET INCOME	497,901	460,167	1,036,999	932,310

Preferred dividend requirements of subsidiaries	5,015	4,998	15,048	14,993

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$492,886	$455,169	$1,021,951	$917,317

Earnings per average common share:
Basic	$2.65	$2.35	$5.44	$4.73
Diluted	$2.62	$2.32	$5.38	$4.66
Dividends declared per common share	$0.83	$0.75	$2.41	$2.25

Basic average number of common shares outstanding	185,962,431	193,424,904	187,968,582	194,044,214
Diluted average number of common shares outstanding	187,777,172	195,875,241	189,914,439	197,382,562

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,036,999	$932,310
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	360	(1,080)
Other regulatory charges (credits) - net	15,555	(29,371)
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,259,543	1,076,115
Deferred income taxes, investment tax credits, and non-current taxes accrued	524,359	512,795
Changes in working capital:
Receivables	(243,326)	14,856
Fuel inventory	3,328	9,830
Accounts payable	44,348	(189,586)
Taxes accrued	-	46,931
Interest accrued	(10,982)	(12,176)
Deferred fuel	(65,655)	196,111
Other working capital accounts	(117,086)	(117,671)
Provision for estimated losses and reserves	258,962	(10,326)
Changes in other regulatory assets	482,960	(332,547)
Changes in pensions and other postretirement liabilities	(142,420)	(52,714)
Other	118,144	(34,146)
Net cash flow provided by operating activities	3,165,089	2,009,331

INVESTING ACTIVITIES
Construction/capital expenditures	(1,410,708)	(1,342,840)
Allowance for equity funds used during construction	45,990	47,499
Nuclear fuel purchases	(315,780)	(291,721)
Proceeds from sale/leaseback of nuclear fuel	-	197,706
Proceeds from sale of assets and businesses	9,675	39,054
Insurance proceeds received for property damages	7,894	32,914
Changes in transition charge account	(23,182)	(8,359)
NYPA value sharing payment	(72,000)	(72,000)
Payments to storm reserve escrow account	(294,901)	(5,262)
Receipts from storm reserve escrow account	9,925	-
Decrease in other investments	117,696	29,567
Proceeds from nuclear decommissioning trust fund sales	1,974,008	1,733,370
Investment in nuclear decommissioning trust funds	(2,043,361)	(1,807,589)
Net cash flow used in investing activities	(1,994,744)	(1,447,661)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,272,224	781,497
Common stock and treasury stock	45,763	17,215
Retirement of long-term debt	(2,113,927)	(1,084,732)
Repurchase of common stock	(665,624)	(613,125)
Redemption of preferred stock	-	(1,847)
Changes in credit line borrowings - net	(18,932)	-
Dividends paid:
Common stock	(453,683)	(435,178)
Preferred stock	(15,048)	(14,993)
Net cash flow used in financing activities	(949,227)	(1,351,163)

Effect of exchange rates on cash and cash equivalents	250	(218)

Net increase (decrease) in cash and cash equivalents	221,368	(789,711)

Cash and cash equivalents at beginning of period	1,709,551	1,920,491

Cash and cash equivalents at end of period	$1,930,919	$1,130,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$426,461	$442,345
Income taxes	$32,964	$18,915

Noncash financing activities:
Long-term debt retired (equity unit notes)	-	$(500,000)
Common stock issued in settlement of equity unit purchase contracts	-	$500,000
Proceeds from long-term debt issued for the purpose of refunding prior long-term debt	$150,000	-
Long-term debt refunded with proceeds from long-term debt issued in prior period	$(150,000)	-

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$87,617	$85,861
Temporary cash investments	1,843,302	1,623,690
Total cash and cash equivalents	1,930,919	1,709,551
Securitization recovery trust account	36,280	13,098
Accounts receivable:
Customer	740,212	553,692
Allowance for doubtful accounts	(32,995)	(27,631)
Other	159,675	152,303
Accrued unbilled revenues	350,313	302,463
Total accounts receivable	1,217,205	980,827
Deferred fuel costs	66,071	126,798
Accumulated deferred income taxes	4,508	-
Fuel inventory - at average cost	193,526	196,855
Materials and supplies - at average cost	852,192	825,702
Deferred nuclear refueling outage costs	220,496	225,290
System agreement cost equalization	25,976	70,000
Prepayments and other	500,290	386,040
TOTAL	5,047,463	4,534,161

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	38,058	39,580
Decommissioning trust funds	3,421,626	3,211,183
Non-utility property - at cost (less accumulated depreciation)	253,290	247,664
Other	404,284	120,273
TOTAL	4,117,258	3,618,700

PROPERTY, PLANT AND EQUIPMENT
Electric	36,893,624	36,343,772
Property under capital lease	793,241	783,096
Natural gas	321,094	314,256
Construction work in progress	1,643,580	1,547,319
Nuclear fuel under capital lease	-	527,521
Nuclear fuel	1,267,551	739,827
TOTAL PROPERTY, PLANT AND EQUIPMENT	40,919,090	40,255,791
Less - accumulated depreciation and amortization	17,348,634	16,866,389
PROPERTY, PLANT AND EQUIPMENT - NET	23,570,456	23,389,402

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	592,355	619,500
Other regulatory assets (includes securitization property of $895,506 as of September 30, 2010)	3,688,785	3,647,154
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	74,703	-
Other	1,027,813	1,006,306
TOTAL	5,933,030	5,822,334

TOTAL ASSETS	$38,668,207	$37,364,597

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$588,783	$711,957
Notes payable	167,915	30,031
Accounts payable	1,009,194	998,228
Customer deposits	330,293	323,342
Accumulated deferred income taxes	86,562	48,584
Interest accrued	189,052	192,283
Deferred fuel costs	93,257	219,639
Obligations under capital leases	3,352	212,496
Pension and other postretirement liabilities	41,965	55,031
System agreement cost equalization	25,931	187,204
Other	377,882	215,202
TOTAL	2,914,186	3,193,997

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,146,036	7,422,319
Accumulated deferred investment tax credits	296,100	308,395
Obligations under capital leases	42,873	354,233
Other regulatory liabilities	555,240	421,985
Decommissioning and asset retirement cost liabilities	3,094,833	2,939,539
Accumulated provisions	388,532	141,315
Pension and other postretirement liabilities	2,111,685	2,241,039
Long-term debt (includes securitization bonds of $940,153 as of September 30, 2010)	11,444,513	10,705,738
Other	631,721	711,334
TOTAL	26,711,533	25,245,897

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	216,736	217,343

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2010 and in 2009	2,548	2,548
Paid-in capital	5,367,091	5,370,042
Retained earnings	8,611,081	8,043,122
Accumulated other comprehensive income (loss)	72,566	(75,185)
Less - treasury stock, at cost (73,229,902 shares in 2010 and
65,634,580 shares in 2009)	5,321,534	4,727,167
Total common shareholders' equity	8,731,752	8,613,360
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	8,825,752	8,707,360

TOTAL LIABILITIES AND EQUITY	$38,668,207	$37,364,597

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited) (In Thousands)

		Common Shareholders' Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$94,000	$2,482	$(4,175,214)	$4,869,303	$7,382,719	$(112,698)	$8,060,592

Consolidated net income (a)	14,993	-	-	-	917,317	-	932,310
Other comprehensive income:
Cash flow hedges net unrealized gain (net of tax expense of $6,529)	-	-	-	-	-	4,547	4,547
Pension and other postretirement liabilities (net of tax benefit of $883)	-	-	-	-	-	558	558
Net unrealized investment gains (net of tax expense of $95,830)	-	-	-	-	-	96,179	96,179
Foreign currency translation (net of tax expense of $117)	-	-	-	-	-	218	218
Total comprehensive income							1,033,812

Common stock repurchases	-	-	(613,125)	-	-	-	(613,125)
Common stock issuances in settlement of equity unit purchase contracts	-	66	-	499,934	-	-	500,000
Common stock issuances related to stock plans	-	-	46,174	237	-	-	46,411
Common stock dividends declared	-	-	-	-	(435,350)	-	(435,350)
Preferred dividend requirements of subsidiaries (a)	(14,993)	-	-	-	-	-	(14,993)
Adjustment for implementation of new accounting pronouncement	-	-	-	-	6,365	(6,365)	-

Balance at September 30, 2009	$94,000	$2,548	$(4,742,165)	$5,369,474	$7,871,051	$(17,561)	$8,577,347

Balance at December 31, 2009	$94,000	$2,548	$(4,727,167)	$5,370,042	$8,043,122	$(75,185)	$8,707,360

Consolidated net income (a)	15,048	-	-	-	1,021,951	-	1,036,999
Other comprehensive income:
Cash flow hedges net unrealized gain (net of tax expense of $69,053)	-	-	-	-	-	112,911	112,911
Pension and other postretirement liabilities (net of tax expense of $4,777)	-	-	-	-	-	6,011	6,011
Net unrealized investment gains (net of tax expense of $28,421)	-	-	-	-	-	29,078	29,078
Foreign currency translation (net of tax benefit of $135)	-	-	-	-	-	(249)	(249)
Total comprehensive income							1,184,750

Common stock repurchases	-	-	(665,624)	-	-	-	(665,624)
Common stock issuances related to stock plans	-	-	71,257	(2,951)	-	-	68,306
Common stock dividends declared	-	-	-	-	(453,992)	-	(453,992)
Preferred dividend requirements of subsidiaries (a)	(15,048)	-	-	-	-	-	(15,048)

Balance at September 30, 2010	$94,000	$2,548	$(5,321,534)	$5,367,091	$8,611,081	$72,566	$8,825,752

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for both 2009 and 2010 include $9.2 million of preferred dividends on subsidiaries' preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,149	$967	$182	19
Commercial	688	597	91	15
Industrial	572	484	88	18
Governmental	61	55	6	11
Total retail	2,470	2,103	367	17
Sales for resale	71	58	13	22
Other	98	34	64	188
Total	$2,639	$2,195	$444	20

Utility Billed Electric Energy
Sales (GWh):
Residential	12,365	11,213	1,152	10
Commercial	8,660	8,131	529	7
Industrial	10,276	9,473	803	8
Governmental	681	663	18	3
Total retail	31,982	29,480	2,502	8
Sales for resale	1,063	1,164	(101)	(9)
Total	33,045	30,644	2,401	8

Non-Utility Nuclear:
Operating Revenues	$619	$684	$(65)	(10)
Billed Electric Energy Sales (GWh)	9,888	10,876	(988)	(9)

	Nine Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$2,691	$2,365	$326	14
Commercial	1,776	1,677	99	6
Industrial	1,663	1,524	139	9
Governmental	163	156	7	4
Total retail	6,293	5,722	571	10
Sales for resale	216	197	19	10
Other	351	222	129	58
Total	$6,860	$6,141	$719	12

Utility Billed Electric Energy
Sales (GWh):
Residential	29,715	26,206	3,509	13
Commercial	21,935	20,842	1,093	5
Industrial	28,871	26,402	2,469	9
Governmental	1,854	1,802	52	3
Total retail	82,375	75,252	7,123	9
Sales for resale	3,351	3,863	(512)	(13)
Total	85,726	79,115	6,611	8

Non-Utility Nuclear:
Operating Revenues	$1,813	$1,885	$(72)	(4)
Billed Electric Energy Sales (GWh)	30,011	29,929	82	-

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein.

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

Entergy Arkansas

Energy Cost Recovery Rider - APSC Investigations

Entergy Arkansas' retail rates include an energy cost recovery rider.  In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim energy cost rate.  The investigation focused on Entergy Arkansas' 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries.  In March 2006, the APSC extended its investigation to cover the costs included in Entergy Arkansas' March 2006 annual energy cost rate filing, and a hearing was held in the APSC energy cost recovery investigation in October 2006.

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

In October 2008, Entergy Arkansas filed a motion to lift the stay and to rescind the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas' rehearing petition and because the value for Entergy Arkansas' customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent.  In December 2008, the APSC denied the motion to lift the stay pending resolution of Entergy Arkansas' rehearing request and of the unresolved issues in the proceeding.  The APSC ordered the parties to submit their unresolved issues list in the pending proceeding, which the parties did.  In February 2010 the APSC denied Entergy Arkansas' request for rehearing, and held a hearing in September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.  A decision is pending.  Entergy Arkansas expects the amount of damages, if any, to have an immaterial effect on its results of operations, financial position, or cash flows.

The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concluded with testimony through September 2010.  In a subsequent order the APSC scheduled a hearing for February 3, 2011.

Entergy Gulf States Louisiana

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates pursuant to a November 1997 LPSC general order.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period January 1995 through December 2002.  In June 2005 the LPSC expanded the audit period to include the years through 2004.  Discovery has largely concluded, but the LPSC Staff has not issued its report.  The LPSC recently directed its staff to issue the report by the end of December 2010.  A procedural schedule will be set to establish a hearing process to address any issues noted in the LPSC Staff report that are contested by Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana has recorded provisions for the estimated effect of this proceeding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana's purchased gas adjustment clause filings for its gas distribution operations pursuant to a March 1999 LPSC general order.  The audit includes a review of the reasonableness of charges flowed through by Entergy Gulf States Louisiana for the period from January 2003 through December 2008.  Discovery is in progress, but a procedural schedule has not been established.

Entergy Louisiana

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana's fuel adjustment clause filings pursuant to a November 1997 LPSC general order.  The audit includes a review of the reasonableness of charges flowed through by Entergy Louisiana for the period from January 2005 through December 2009.  Discovery is in progress, but a procedural schedule has not been established.

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

Entergy Texas

As discussed in the Form 10-K, in January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 rough production cost equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  In December 2008 the PUCT adopted an ALJ proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, the PUCT's decision results in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery.  The PUCT denied Entergy Texas' motion for rehearing and Entergy Texas commenced proceedings in both state and federal district courts seeking to reverse the PUCT's decision.  The federal proceeding had been abated pending appeal of the FERC's order in the proceeding discussed below.

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

In the settlement of Entergy Texas's December 2009 rate case proceeding that is discussed further below, Entergy Texas agreed to credit to customers $18.6 million after the settlement is approved by the PUCT, with the parties agreeing that this amount represents the remaining portion of the 2007 rough production cost equalization payments received by Entergy Texas.  Entergy Texas also agreed to dismiss the state and federal district court proceedings and its appeal of the FERC's decision, all of which were seeking to change the result of the December 2008 PUCT decision.  The settlement of the 2009 rate case is pending before the PUCT.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In June 2010, Entergy Texas filed with the PUCT a request to refund approximately $66 million, including interest, of fuel cost recovery over-collections through May 2010.  In September 2010 the PUCT issued an order providing for a $77 million refund for fuel cost recovery over-collections through June 2010.  The refund will be made for most customers over a three-month period beginning with the September 2010 billing cycle.

Storm Cost Recovery

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas's base rate proceeding eliminated storm reserve accounting for Entergy Arkansas.  In March 2009 a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and reinstated storm reserve accounting effective January 1, 2009.  A hearing on Entergy Arkansas's request was held in March 2010, and in April 2010 the ALJ approved Entergy Arkansas’s establishment of a storm cost reserve account.

Entergy Arkansas January 2009 Ice Storm

As discussed in the Form 10-K, in January 2009 a severe ice storm caused significant damage to Entergy Arkansas's transmission and distribution lines, equipment, poles, and other facilities.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage restoration costs.  In June 2010 the APSC issued a financing order authorizing the issuance of approximately $126.3 million in storm cost recovery bonds, which includes carrying costs of $11.5 million and $4.6 million of up-front financing costs.  See Note 4 to the financial statements for a discussion of the August 2010 issuance of the securitization bonds.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy New Orleans

In December 2005, the U.S. Congress passed the Katrina Relief Bill, a hurricane aid package that included Community Development Block Grant (CDBG) funding (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allowed state and local leaders to fund individual recovery priorities.  In March 2007, the City Council certified that Entergy New Orleans incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for its gas system rebuild.  Entergy New Orleans received $180.8 million of CDBG funds in 2007 and $19.2 million in 2010.

Little Gypsy Repowering Project

In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the Little Gypsy repowering project and seeking recovery over a five-year period of the project costs.  In June 2010 and August 2010, the LPSC Staff and Intervenors filed testimony.  The LPSC Staff (1) agreed that it was prudent to move the project from long-term suspension to cancellation and that the timing of the decision to suspend on a longer-term basis was not imprudent; (2) indicated that, except for $0.8 million in compensation-related costs, the costs incurred should be deemed prudent; (3) recommended recovery from customers over ten years but stated that the LPSC may want to consider 15 years; (4) allowed for recovery of carrying costs and earning a return on project costs, but at a reduced rate approximating the cost of debt, while also acknowledging that the LPSC may consider ordering no return; and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(5) indicated that Entergy Louisiana should be directed to securitize project costs, if legally feasible and in the public interest.  In the third quarter 2010, in accordance with accounting standards, Entergy Louisiana determined that it is probable that the Little Gypsy repowering project will be abandoned and accordingly has reclassified $199.8 million of project costs from construction work in progress to a regulatory asset.  This accounting reclassification does not modify Entergy Louisiana’s requested relief pending before the LPSC.  The procedural schedule calls for hearings to begin in November 2010.

There currently is pending before the LPSC an appeal by the LPSC Staff of a decision by the ALJ relating to a dispute between the LPSC Staff and industrial customer intervenors relating to positions regarding the allocation of the project costs among customers.  The LPSC is expected to review this appeal at its November 10, 2010 meeting.  The ALJ has determined that the hearings in the underlying case will begin on the date currently scheduled and that all issues other than cost allocation will be heard at that time.  A status conference will be held on November 12, 2010 to determine the hearing schedule for the cost allocation issue.  The record from the original hearing will be held open until the conclusion of the hearing on cost allocation.

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

Retail Rate Proceedings

The following chart summarizes the Utility operating companies' current retail base rates:

Company	Authorized Return on Common Equity

Entergy Arkansas	10.2%	- Current retail base rates implemented in the July 2010 billing cycle pursuant to a settlement approved by the APSC.

Entergy Gulf States Louisiana	9.9%-11.4% Electric; 10.0%-11.0% Gas
- Current retail electric base rates implemented in the September 2010 billing cycle based on Entergy Gulf States Louisiana's revised 2009 test year formula rate plan filing, subject to refund and final approval by the LPSC.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana	9.45%- 11.05%
- Current retail base rates implemented in the September 2010 billing cycle based on Entergy Louisiana's revised 2009 test year formula rate plan filing, subject to refund and final approval by the LPSC.

Entergy Mississippi	10.79%- 13.05%	- Current retail base rates reflect Entergy Mississippi's latest formula rate plan filing, based on the 2009 test year, and a settlement approved by the MPSC.

Entergy New Orleans	10.7% - 11.5% Electric; 10.25% - 11.25% Gas
- Retail base rates through the September 2010 billing cycle implemented effective June 1, 2009, pursuant to a settlement of Entergy New Orleans's base rate case approved by the City Council.  Retail base rates implemented in the October 2010 billing cycle pursuant to Entergy New Orleans's 2009 test year formula rate plan filing and a settlement approved by the City Council Utility Committee that is pending consideration by the full City Council.

Entergy Texas	10.0%	- Current retail base rates implemented for usage beginning August 15, 2010, pursuant to a settlement of Entergy Texas's base rate case. PUCT consideration of the base rate case settlement is pending.

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to the Form 10-K.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In May 2010, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2009 test year.  The filing reflected a 10.25% return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing does reflect, however, consistent with a December 2009 filing, a revenue requirement increase to provide supplemental funding for the decommissioning trust maintained for the LPSC-regulated 70% share of River Bend, in response to a NRC notification of a projected shortfall of decommissioning funding assurance.  The filing also reflects a rate increase for incremental capacity costs.  In July 2010 the LPSC approved a $7.8 million increase in the revenue requirement for decommissioning, effective September 2010.  In August 2010, Entergy Gulf States Louisiana made a revised 2009 test year filing.  The revised filing reflected a 10.12% earned return on common equity, which is within the allowed earnings bandwidth resulting in no cost of service adjustment.  The revised filing also reflected two increases outside of the formula rate plan sharing mechanism: (1) the previously approved decommissioning revenue requirement, and (2) $25.2 million for capacity costs.  The rates reflected in the revised filing became effective, beginning with the first billing cycle of September 2010, subject to refund and final approval by the LPSC.  The September 2010 rate change contributed approximately $2.8 million to Entergy Gulf States Louisiana's revenues in the third quarter 2010.

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

In May 2010, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2009 test year.  The filing reflected a 10.82% return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing does reflect, however, consistent with a December 2009 filing, a revenue requirement increase to provide supplemental funding for the decommissioning trust maintained for Waterford 3, in response to a NRC notification of a projected shortfall of decommissioning funding assurance.  The filing also reflects a rate change for incremental capacity costs.  In July 2010 the LPSC approved a $3.5 million increase in the retail revenue requirement for decommissioning, effective September 2010.  In August 2010 Entergy Louisiana made a revised 2009 test year formula rate plan filing.  The revised filing reflected a 10.82% earned return on common equity, which is within the allowed earnings bandwidth resulting in no cost of service adjustment.  The filing also reflected two increases outside of the formula rate plan sharing mechanism: (1) the previously approved decommissioning revenue requirement, and (2) $2.2 million for capacity costs.  The rates reflected in the revised filing became effective beginning with the first billing cycle of September 2010, subject to refund and final approval by the LPSC.  The September 2010 rate change contributed approximately $0.5 million to Entergy Louisiana's revenues in the third quarter 2010.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Filings with the City Council

In May 2010, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports.  The filings requested a $12.8 million electric base revenue decrease and a $2.4 million gas base revenue increase.  Entergy New Orleans and the City Council's Advisors have reached a settlement that would result in an $18.0 million electric base revenue decrease and zero gas base revenue change effective with the October 2010 billing cycle.  The proposed settlement received unanimous City Council Utility Committee approval on October 19, 2010 and full City Council consideration of the settlement is pending.

Filings with the PUCT and Texas Cities

As discussed in the Form 10-K, in December 2009, Entergy Texas filed a rate case requesting a $198.7 million increase reflecting an 11.5% return on common equity based on an adjusted June 2009 test year.  The filing includes a proposed cost of service adjustment rider with a three-year term beginning with the 2010 calendar year as the initial evaluation period.  Key provisions include a plus or minus 15 basis point bandwidth, with earnings outside the bandwidth reset to the bottom or top of the band and rates changing prospectively depending upon whether Entergy Texas is under or over-earning.  The annual change in revenue requirement is limited to a percentage change in the Consumer Price Index for urban areas, and the filing includes a provision for extraordinary events greater than $10 million per year that would be considered separately.  The filing also proposes a purchased power recovery rider and a competitive generation service tariff and will establish test year baseline values to be used in the transmission cost recovery factor rider authorized for use by Entergy Texas in the 2009 legislative session.  The rate case also includes a $2.8 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the 70% share of River Bend for which Entergy Texas retail customers are partially responsible, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  Beginning in May 2010, Entergy Texas implemented a $17.5 million interim rate increase, subject to refund.  Intervenors and PUCT Staff filed testimony opposing the riders discussed above and recommended adjustments that would result in a maximum rate increase of, based on the PUCT Staff’s testimony, $58 million.  Hearings regarding the merits of the competitive generation service tariff, which was a proposal required by law that would allow eligible customers to obtain alternative generation supply, were held in July 2010.

The parties filed a settlement in August 2010 intended to resolve the other issues in the rate case proceeding. The settlement provides for a $59 million base rate increase for electricity usage beginning August 15, 2010, with an additional increase of $9 million for bills rendered beginning May 2, 2011.  The settlement stipulates an authorized return on equity of 10.125%.  The settlement provides that Entergy Texas's proposed cost of service adjustment rider, purchased power recovery rider, and transmission cost recovery factors will not be approved in the rate case proceeding, although baseline values were established to be used in Entergy Texas's request for a transmission recovery factor that will be made in a separate proceeding.  The settlement states that Entergy Texas's fuel costs for the period April 2007 through June 2009 are reconciled, with $3.25 million of disallowed costs, which were included in

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the interim fuel refund discussed above.  The settlement also sets River Bend decommissioning costs at $2.0 million annually.  Consistent with the settlement, in the third quarter 2010, Entergy Texas amortized $11 million of rate case costs.  The May and August 2010 rate changes have contributed approximately $11.8 million to Entergy Texas's revenues in 2010.  In October 2010 the ALJ forwarded the settlement to the PUCT for its consideration and also recommended rejection of the competitive generation service tariff.  The PUCT is scheduled to consider the settlement and ALJ's recommendation in November 2010.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended September 30,
	2010			2009
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$492.9	186.0	$2.65	$455.2	193.4	$2.35
Average dilutive effect of:
Stock options	-	1.8	(0.03)	-	2.5	(0.03)

Diluted earnings per share	$492.9	187.8	$2.62	$455.2	195.9	$2.32

	For the Nine Months Ended September 30,
	2010			2009
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$1,022	188.0	$5.44	$917.3	194.0	$4.73
Average dilutive effect of:
Stock options	-	1.9	(0.06)	-	2.2	(0.06)
Equity units	-	-	-	$ 3.2	1.2	(0.01)

Diluted earnings per share	$1,022	189.9	$5.38	$920.5	197.4	$4.66

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the nine months ended September 30, 2010, Entergy Corporation issued 985,229 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.  Also during the nine months ended September 30, 2010, Entergy Corporation repurchased 8,580,551 shares of its common stock for a total purchase price of $665.6 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retained Earnings

On October 29, 2010, Entergy Corporation's Board of Directors declared a common stock dividend of $0.83 per share, payable on December 1, 2010 to holders of record as of November 12, 2010.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  Accumulated other comprehensive income (loss) in the balance sheets included the following components:

	Entergy		Entergy Gulf States Louisiana		Entergy Louisiana
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(In Thousands)

Cash flow hedges net unrealized gain	$230,854	$117,943	$-	$-	$-	$-
Pension and other postretirement liabilities	(261,928)	(267,939)	(40,557)	(42,171)	(24,204)	(25,539)
Net unrealized investment gains	101,240	72,162	-	-	-	-
Foreign currency translation	2,400	2,649	-	-	-	-
Total	$72,566	($75,185)	($40,557)	($42,171)	($24,204)	($25,539)

Other comprehensive income and total comprehensive income for the nine months ended September 30, 2010 and 2009 are presented in Entergy's, Entergy Gulf States Louisiana's, and Entergy Louisiana's Statements of Changes in Equity and Comprehensive Income.  Other comprehensive income and total comprehensive income, for the three months ended September 30, 2010 and 2009, are (all of the components of other comprehensive income are attributable to common equity):

	Entergy
Three Months Ended September 30,	2010	2009
	(In Thousands)

Consolidated net income	$497,901	$460,167
Other comprehensive income
Cash flow hedges net unrealized gain (loss) (a)	53,840	(59,439)
Pension and other postretirement liabilities (b)	1,001	1,456
Net unrealized investment gains (c)	48,280	51,321
Foreign currency translation (d)	510	(285)
Total	$601,532	$453,220

(a)	Net of tax expense (benefit) of $32,466 and ($36,090), respectively.
(b)	Net of tax expense (benefit) of $2,236 and ($255), respectively.
(c)	Net of tax expense (benefit) of $44,499 and $56,880, respectively.
(d)	Net of tax expense (benefit) of $275 and ($153), respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy Gulf States Louisiana		Entergy Louisiana
Three Months Ended September 30,	2010	2009	2010	2009
	(In Thousands)

Net income	$76,939	$46,212	$94,320	$86,969
Other comprehensive income
Cash flow hedges net unrealized loss	-	-	-	-
Pension and other postretirement liabilities (e)	516	341	444	417
Net unrealized investment gains	-	-	-	-
Foreign currency translation	-	-	-	-
Total	$77,455	$46,553	$94,764	$87,386

(e)	Net of tax expense (benefit) of $508, $308, $378, and $348, respectively.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of approximately $3.5 billion.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.125% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2010 was 0.771% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2010.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,472	$1,775	$25	$1,672

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of September 30, 2010 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2010

Entergy Arkansas	April 2011	$75.125 million (b)	2.75%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.67%	-
Entergy Louisiana	August 2012	$200 million (d)	0.67%	-
Entergy Mississippi	May 2011	$35 million (e)	2.01%	-
Entergy Mississippi	May 2011	$25 million (e)	2.01%	-
Entergy Mississippi	May 2011	$10 million (e)	2.01%	-
Entergy Texas	August 2012	$100 million (f)	0.73%	-

(a)	The interest rate is the rate as of September 30, 2010 that would be applied to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of September 30, 2010, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, the amount of debt assumed by Entergy Texas ($0 as of September 30, 2010 and $168 million as of December 31, 2009) is excluded from debt and capitalization in calculating the debt ratio.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of September 30, 2010, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of September 30, 2010, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2011 under a FERC order dated October 14, 2009. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2010 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	$22
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy	$200	-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 12 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE) effective in the first quarter 2010.  The variable interest entities have short-term credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of September 30, 2010:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2010
	(Dollars in Millions)

Entergy Arkansas VIE	July 2013	$85	2.36%	$14.8
Entergy Gulf States Louisiana VIE	July 2013	$85	2.50%	27.5
Entergy Louisiana VIE	July 2013	$90	2.37%	41.1
System Energy VIE	July 2013	$100	2.45%	56.0

(a) Includes letter of credit fees and bank fronting fees on commercial paper issuances by the VIEs for Entergy Arkansas, Entergy Louisiana, and System Energy.  The VIE for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

The amount outstanding on these credit facilities and commercial paper issuances are presented as Notes payable on the balance sheets.  The commitment fees on the credit facilities are 0.20% of the commitment amount.  Each credit facility requires the respective lessee (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or Entergy Corporation as Guarantor for System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The variable interest entities had long-term notes payable that are included in long-term debt on the respective balance sheets as of September 30, 2010 as follows:

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

In June 2010, the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas's January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  The bonds have a coupon of 2.30% and an expected maturity date of August 2021.  Although the principal amount is not due until the date given above, Entergy Arkansas Restoration Funding expects to make principal payments on the bonds over the next five years in the amounts of $10.3 million for 2011, $12.2 million for 2012, $12.6 million for 2013, $12.8 million for 2014, and $13.2 million for 2015.  With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.

In October 2010, Entergy Arkansas issued $225 million of 5.75% Series first mortgage bonds due November 2040.  In November 2010, Entergy Arkansas intends to use a portion of the proceeds to repay, prior to maturity, its $100 million of 6.70% Series first mortgage bonds due April 2032 and its $100 million of 6.0% Series first mortgage bonds due November 2032.

(Entergy Gulf States Louisiana)

In June 2010, pursuant to the debt assumption agreement with Entergy Texas, $160 million of Entergy Gulf States Louisiana's first mortgage bonds 5.70% Series due June 2015 were repaid prior to maturity.

In July 2010, Entergy Gulf States Louisiana paid, at maturity, its $11.975 million of 5.45% Series Calcasieu Parish governmental bonds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In October 2010, Entergy Gulf States Louisiana issued $250 million of 3.95% Series first mortgage bonds due October 2020.  In November 2010, Entergy Gulf States Louisiana used the proceeds, together with other available funds, to repay, prior to maturity, (i) its first mortgage bonds, 5.25% Series due August 2015, which had an outstanding aggregate principal amount of $92.12 million; (ii) its first mortgage bonds, 4.875% Series due November 2011, which had an outstanding aggregate principal amount of $200 million; and (iii) its first mortgage bonds, 5.70% Series due June 2015, which had an outstanding aggregate principal amount of $40 million.

In October 2010, Entergy Gulf States Louisiana arranged for the issuance by the Louisiana Public Facilities Authority of $83.68 million of 5% Revenue Bonds (Entergy Gulf States Louisiana, L.L.C. Project) Series 2010A due September 2028, which are secured by a series of non-interest bearing first mortgage bonds.

In October 2010, Entergy Gulf States Louisiana arranged for the issuance by the Louisiana Public Facilities Authority of $31.955 million of 2.875% Revenue Bonds (Entergy Gulf States Louisiana, L.L.C. Project) Series 2010B due November 2015, which are secured by a series of non-interest bearing first mortgage bonds.

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

On June 1, 2010, Entergy Louisiana paid, at maturity, its $55 million of 4.67% Series first mortgage bonds.

In September 2010, Entergy Louisiana issued $250 million of 4.44% Series first mortgage bonds due January 2026.  In October 2010, Entergy Louisiana used the proceeds, together with other available funds, to repay, prior to maturity, all of its $100 million 5.56% Series first mortgage bonds due September 2015 and all of its $100 million Series 5.50% Series first mortgage bonds due April 2019.  In November 2010, Entergy Louisiana used the proceeds, together with other available funds, to repay, prior to maturity, all of its $115 million 5.09% Series first mortgage bonds due November 2014.

In October 2010, Entergy Louisiana arranged for the issuance by the Louisiana Public Facilities Authority of $115 million of 5% Revenue Bonds (Entergy Louisiana, LLC Project) Series 2010 due June 2030, which are secured by a series of non-interest bearing first mortgage bonds.

In November 2010, Entergy Louisiana paid, at maturity, its $150 million of 5.83% Series first mortgage bonds.

(Entergy Mississippi)

In April 2010, Entergy Mississippi issued $80 million of 6.20% Series first mortgage bonds due April 2040. Entergy Mississippi used the proceeds in May 2010, together with other available funds, to redeem, prior to maturity, all of its $100 million 7.25% Series first mortgage bonds due December 2032.

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

On July 1, 2010, Entergy New Orleans paid, at maturity, its $30 million of 4.98% Series first mortgage bonds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy Texas)

In May 2010, Entergy Texas issued $200 million of 3.60% Series mortgage bonds due June 2015.  Entergy Texas used a portion of the proceeds to pay prior to maturity Entergy Texas's remaining obligations (with interest rates ranging from 4.875% to 6.18% per annum and maturities ranging from November 1, 2011 to March 1, 2035) pursuant to the debt assumption agreement with Entergy Gulf States Louisiana.

(Entergy Corporation)

In May 2010, Entergy Corporation repaid, at maturity, its $75 million 6.58% notes payable.

In June 2010, Entergy Corporation repaid, at maturity, its $60 million bank term loan.

In September 2010, Entergy Corporation issued $550 million of 3.625% Series senior notes due September 2015.  Entergy Corporation used the proceeds to pay down borrowings outstanding under the Entergy Corporation credit facility.

In September 2010, Entergy Corporation issued $450 million of 5.125% Series senior notes due September 2020.  Entergy Corporation used the proceeds to pay down borrowings outstanding under the Entergy Corporation credit facility.

The interest rates on each of the 3.625% Series and the 5.125% Series senior notes can increase by as much as 2.0% if the credit rating assigned to the notes in the series is downgraded.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2010 are as follows:

	Book Value of Long-Term Debt (a)	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$11,236,169	$11,822,959
Entergy Arkansas	$1,597,057	$1,673,620
Entergy Gulf States Louisiana	$1,580,391	$1,690,930
Entergy Louisiana	$1,783,260	$1,921,679
Entergy Mississippi	$825,359	$827,302
Entergy New Orleans	$167,266	$172,551
Entergy Texas	$1,668,151	$1,907,305
System Energy	$608,169	$621,266

(a)
The values exclude lease obligations of $224 million at Entergy Louisiana and $222 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $170 million at Entergy, and include debt due within one year.

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

The following table includes financial information for stock options for the third quarter and nine months ended September 30 for each of the years presented:

	2010	2009
	(In Millions)

Compensation expense included in Entergy's net income for the third quarter	$3.7	$4.2
Tax benefit recognized in Entergy's net income for the third quarter	$1.4	$1.6

Compensation expense included in Entergy's net income for the nine months ended September 30,	$11.3	$12.7
Tax benefit recognized in Entergy's net income for the nine months ended September 30,	$4.4	$4.9
Compensation cost capitalized as part of fixed assets and inventory as of September 30,	$2.2	$2.4

Entergy granted 1,407,900 stock options during the first quarter 2010 with a weighted-average fair value of $13.18.  At September 30, 2010, there were 11,470,073 stock options outstanding with a weighted-average exercise price of $72.19.  The aggregate intrinsic value of the stock options outstanding at September 30, 2010 was $49.8 million.

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the third quarters of 2010 and 2009, included the following components:

	2010	2009
	(In Thousands)

Service cost - benefits earned during the period	$26,239	$22,412
Interest cost on projected benefit obligation	57,802	54,543
Expected return on assets	(64,902)	(62,305)
Amortization of prior service cost	1,164	1,249
Amortization of loss	16,475	5,600
Net pension costs	$36,778	$21,499

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy's qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2010 and 2009, included the following components:

	2010	2009
	(In Thousands)

Service cost - benefits earned during the period	$78,717	$67,236
Interest cost on projected benefit obligation	173,406	163,629
Expected return on assets	(194,706)	(186,915)
Amortization of prior service cost	3,492	3,747
Amortization of loss	49,425	16,800
Net pension costs	$110,334	$64,497

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the third quarters of 2010 and 2009, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2010 and 2009, included the following components:

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$11,832	$6,348	$7,329	$3,489	$1,548	$3,201	$3,099
Interest cost on projected
benefit obligation	36,957	18,282	21,405	11,421	4,530	11,901	6,756
Expected return on assets	(37,977)	(23,064)	(24,582)	(12,939)	(5,427)	(15,411)	(8,856)
Amortization of prior service
cost	588	225	357	237	132	177	24
Amortization of loss	12,378	5,718	6,453	3,273	1,908	2,406	396
Net pension cost	$23,778	$7,509	$10,962	$5,481	$2,691	$2,274	$1,419

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,200	$5,244	$5,922	$2,985	$1,275	$2,751	$2,640
Interest cost on projected
benefit obligation	35,283	15,837	20,820	11,028	4,410	11,805	6,417
Expected return on assets	(36,561)	(22,548)	(24,591)	(12,708)	(5,445)	(15,555)	(8,298)
Amortization of prior service
cost	636	330	357	255	156	240	27
Amortization of loss	5,292	237	2,109	972	915	129	327
Net pension cost/(income)	$14,850	($900)	$4,617	$2,532	$1,311	($630)	$1,113

Entergy recognized $4.7 million and $10.4 million in pension cost for its non-qualified pension plans in the third quarters of 2010 and 2009, respectively.  In the third quarters 2010 and 2009, Entergy recognized a $0.4 million and a $6.2 million settlement charge, respectively, related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.  Entergy recognized $20.9 million and $19.3 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2010 and 2009, respectively, including $7.3 million and $6.2 million in settlement charges recognized in the second and third quarters of 2010 and the third quarter of 2009, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

        The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the third quarters of 2010 and 2009:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost third quarter 2010	$105	$41	$6	$52	$6	$169
Non-qualified pension cost third quarter 2009	$99	$1,021	$14	$43	$21	$186
Settlement charge recognized in the third quarter 2009 included in cost above	$ -	$947	$9	$ -	$ -	$ -

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the nine months ended September 30, 2010 and 2009:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Non-qualified pension cost nine months ended September 30, 2010	$395	$122	$17	$153	$19	$515
Settlement charge recognized in the nine months ended September 30, 2010 included in cost above	$86	$ -	$ -	$ -	$ -	$5
Non-qualified pension cost nine months ended September 30, 2009	$297	$1,215	$26	$129	$61	$556
Settlement charge recognized in the nine months ended September 30, 2009 included in cost above	$ -	$947	$9	$ -	$ -	$ -

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the third quarters of 2010 and 2009, included the following components:

	2010	2009
	(In Thousands)

Service cost - benefits earned during the period	$13,078	$11,691
Interest cost on APBO	19,020	18,816
Expected return on assets	(6,553)	(5,871)
Amortization of transition obligation	932	933
Amortization of prior service cost	(3,015)	(4,024)
Amortization of loss	4,317	4,743
Net other postretirement benefit cost	$27,779	$26,288

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy's other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2010 and 2009, included the following components:

	2010	2009
	(In Thousands)

Service cost - benefits earned during the period	$39,234	$35,073
Interest cost on APBO	57,060	56,448
Expected return on assets	(19,659)	(17,613)
Amortization of transition obligation	2,796	2,799
Amortization of prior service cost	(9,045)	(12,072)
Amortization of loss	12,951	14,229
Net other postretirement benefit cost	$83,337	$78,864

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the third quarters of 2010 and 2009, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2010 and 2009, included the following components:

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,529	$4,110	$4,113	$1,650	$1,041	$2,091	$1,689
Interest cost on APBO	10,887	6,432	6,807	3,279	2,700	4,746	1,923
Expected return on assets	(7,335)	-	-	(2,664)	(2,175)	(5,154)	(1,404)
Amortization of transition
obligation	615	180	288	264	1,245	198	6
Amortization of prior service
cost	(591)	(231)	351	(186)	270	57	(573)
Amortization of loss	5,070	1,989	1,827	1,428	822	2,256	975
Net other postretirement
benefit cost	$14,175	$12,480	$13,386	$3,771	$3,903	$4,194	$2,616

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,295	$3,588	$3,441	$1,590	$933	$1,857	$1,539
Interest cost on APBO	11,277	6,015	6,891	3,519	2,901	4,470	1,815
Expected return on assets	(6,429)	-	-	(2,271)	(2,052)	(4,668)	(1,242)
Amortization of transition
obligation	615	180	288	264	1,248	198	6
Amortization of prior service
cost	(591)	(231)	351	(186)	270	57	(735)
Amortization of loss	6,261	1,482	1,659	1,971	1,143	2,397	960
Net other postretirement
benefit cost	$16,428	$11,034	$12,630	$4,887	$4,443	$4,311	$2,343

Employer Contributions

As of the end of October 2010, Entergy contributed $254 million to its pension plans in 2010.  Guidance pursuant to the Pension Protection Act of 2006 rules, effective for the 2009 plan year and beyond, may affect the level of Entergy's pension contributions in the future.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries contributed the following to qualified pension plans through October 2010:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension contributions made through October 2010	$71,177	$18,858	$35,909	$17,792	$6,961	$10,635	$16,094

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2009 Accumulated Postretirement Benefit Obligation (APBO) by $215 million, and reduced the third quarter 2010 and 2009 other postretirement benefit cost by $6.6 million and $6.0 million, respectively.  It reduced the nine months ended September 30, 2010 and 2009 other postretirement benefit cost by $19.9 million and $18.0 million, respectively.  In the third quarter 2010, Entergy received $2.2 million in Medicare subsidies for prescription drug claims.  In the nine months ended September 30, 2010, Entergy received $4 million in Medicare subsidies for prescription drug claims.

Based on actuarial analysis, the estimated effect of future Medicare subsidies reduced the December 31, 2009 APBO and the third quarters 2010 and 2009 other postretirement benefit cost and the nine months ended September 30, 2010 and 2009 other postretirement benefit cost for the Registrant Subsidiaries as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Reduction in 12/31/2009 APBO	($45,809)	($22,227)	($25,443)	($14,824)	($9,798)	($16,652)	($7,965)
Reduction in third quarter 2010
other postretirement benefit cost	($1,314)	($850)	($786)	($412)	($268)	($277)	($267)
Reduction in third quarter 2009
other postretirement benefit cost	($1,235)	($814)	($695)	($391)	($261)	($240)	($231)
Reduction in nine months ended
September 30, 2010 other
postretirement benefit cost	($3,942)	($2,550)	($2,358)	($1,236)	($804)	($831)	($801)
Reduction in nine months ended
September 30, 2009 other
postretirement benefit cost	($3,705)	($2,442)	($2,085)	($1,173)	($783)	($720)	($693)
Medicare subsidies received in the
third quarter 2010	$502	$293	$332	$170	$179	$254	$56
Medicare subsidies received in the
nine months ended September 30,
2010	$907	$525	$593	$309	$316	$456	$100

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy's reportable segments as of September 30, 2010 are Utility and Non-Utility Nuclear.  Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana.  Non-Utility Nuclear owns and operates six nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers.  "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business, and earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the third quarters of 2010 and 2009 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2010
Operating revenues	$2,666,727	$618,811	$54,087	($7,449)	$3,332,176
Income taxes (benefit)	$216,590	$44,129	($76,083)	$-	$184,636
Consolidated net income	$337,941	$133,863	$55,290	($29,193)	$497,901

2009
Operating revenues	$2,220,285	$684,214	$39,568	($6,972)	$2,937,095
Income taxes (benefit)	$180,054	$114,045	($13,685)	$-	$280,414
Consolidated net income (loss)	$299,090	$200,432	($20,996)	($18,359)	$460,167

Entergy's segment financial information for the nine months ended September 30, 2010 and 2009 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2010
Operating revenues	$7,016,664	$1,813,438	$145,952	($21,581)	$8,954,473
Income taxes (benefit)	$447,607	$201,818	($113,198)	$-	$536,227
Consolidated net income	$711,085	$347,589	$44,236	($65,911)	$1,036,999
Total assets	$30,373,464	$8,256,579	$2,095,923	($2,057,759)	$38,668,207

2009
Operating revenues	$6,270,322	$1,885,330	$111,899	($20,555)	$8,246,996
Income taxes (benefit)	$358,218	$252,081	($76,198)	$-	$534,101
Consolidated net income (loss)	$566,634	$461,524	($40,770)	($55,078)	$932,310
Total assets	$29,033,139	$8,584,590	$988,402	($2,435,796)	$36,170,335

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation.  Eliminations are primarily intersegment activity.  Almost all of Entergy's goodwill is related to the Utility segment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

On April 5, 2010, Entergy announced that, effective immediately, it plans to unwind the business infrastructure associated with its proposed plan to spin-off its Non-Utility Nuclear business.  As a result of the plan to unwind the business infrastructure, Entergy has recorded expenses in the Non-Utility Nuclear segment, including $25 million in the third quarter 2010, for the write-off of certain capitalized costs incurred in connection with the planned spin-off transaction.  Other operation and maintenance expenses for the nine months ended September 30, 2010 include the write-off of $58 million of capital costs, primarily for software that will not be utilized.  Interest charges include the write-off in the first quarter 2010 of $39 million of debt financing costs, primarily incurred for Enexus's $1.2 billion credit facility. Approximately $12 million of other costs have been incurred in connection with unwinding the planned Non-Utility Nuclear spin-off transaction, almost entirely in the third quarter 2010.  Entergy expects that it will incur approximately $15 million, after-tax, in additional expenses in unwinding this business, primarily through the remainder of 2010, including additional write-offs, dis-synergies, and certain other costs.

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

Derivatives

The fair values of Entergy's derivative instruments in the consolidated balance sheet as of September 30, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value	Business

Derivatives designated as hedging instruments

Assets:
Electricity futures, forwards, and swaps	Prepayments and other (current portion)	$240 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other deferred debits and other assets (non-current portion)	$145 million	Non-Utility Nuclear

Liabilities:
Electricity futures, forwards, and swaps	Other non-current liabilities (non-current portion)	$1 million	Non-Utility Nuclear

Derivatives not designated as hedging instruments

Liabilities:
Natural gas swaps	Other current liabilities	$21 million	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy's derivative instruments in the consolidated balance sheet as of December 31, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Business

Derivatives designated as hedging instruments

Assets:
Electricity futures, forwards, and swaps	Prepayments and other (current portion)	$109 million	Non-Utility Nuclear

Electricity futures, forwards, and swaps	Other deferred debits and other assets (non-current portion)	$91 million	Non-Utility Nuclear

Derivatives not designated as hedging instruments

Assets:
Natural gas swaps	Prepayments and other	$8 million	Utility

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the three months ended September 30, 2010 and 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

2010

Electricity futures, forwards, and swaps	$118 million	Competitive businesses operating revenues	$43 million

2009

Electricity futures, forwards, and swaps	$9 million	Competitive businesses operating revenues	$106 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy's derivative instruments designated as cash flow hedges on the consolidated statements of income for the nine months ended September 30, 2010 and 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Statement of Income location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

2010

Electricity futures, forwards, and swaps	$315 million	Competitive businesses operating revenues	$146 million

2009

Electricity futures, forwards, and swaps	$248 million	Competitive businesses operating revenues	$239 million

Electricity over-the-counter swaps that financially settle against day-ahead power pool prices are used to manage price exposure for Non-Utility Nuclear generation.  Based on market prices as of September 30, 2010, cash flow hedges relating to power sales totaled $384 million of net gains, of which approximately $240 million are expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI, however, could vary due to future changes in market prices.  Gains totaling approximately $43 million and $146 million were realized on the maturity of cash flow hedges for the three months ended September 30, 2010 and for the nine months ended September 30, 2010, respectively. Unrealized gains or losses recorded in OCI result from hedging power output at the Non-Utility Nuclear power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted power transactions at September 30, 2010 is approximately four years.  Planned generation currently sold forward from Non-Utility Nuclear power plants is 90% for the remaining one quarter of 2010 of which approximately 42% is sold under financial derivatives and the remainder under normal purchase/sale contracts.  The ineffective portion of the change in the value of Entergy's cash flow hedges during the three and nine months ended September 30, 2010 and 2009 was insignificant.  Certain of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.   The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  As of September 30, 2010, a hedge contract with one counterparty was in a liability position (approximately $1 million total), but was significantly below the amount of the guarantee provided under the contract and no cash collateral was required.  If the Entergy Corporation credit rating falls below investment grade, the impact of the corporate guarantee is ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  From time to time, Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge.  Gains or losses accumulated in OCI prior to de-designation continue to be deferred in OCI until they are included in income as the original hedged transaction occurs.  From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

           Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility's Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of September 30, 2010 is 25,880,000 MMBtu for Entergy, 8,490,000 MMBtu for Entergy Gulf States Louisiana, 10,770,000 MMBtu for Entergy Louisiana, and 4,530,000 MMBtu for Entergy Mississippi, and 2,090,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended September 30, 2010 and 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (de-designated hedges)	Statement of Income Location	Amount of gain (loss) recorded in income

2010

Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	($28) million

Electricity futures, forwards, and swaps de-designated as hedged items	$12 million	Competitive business operating revenues	$ -

2009

Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	($21) million

The effect of Entergy's derivative instruments not designated as hedging instruments on the consolidated statements of income for the nine months ended September 30, 2010 and 2009 is as follows:

Instrument	Amount of gain (loss) recognized in OCI (de-designated hedges)	Statement of Income Location	Amount of gain (loss) recorded in income

2010

Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	($91) million

Electricity futures, forwards, and swaps de-designated as hedged items	$15 million	Competitive business operating revenues	$ -

2009

Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	($157) million

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered through fuel cost recovery mechanisms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries' derivative instruments on their balance sheets as of September 30, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant
Derivatives not designated as hedging instruments
Liabilities:
Natural gas swaps	Gas hedge contracts	$6.7 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$8.7 million	Entergy Louisiana
Natural gas swaps	Gas hedge contracts	$3.6 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$1.6 million	Entergy New Orleans

The fair values of the Registrant Subsidiaries' derivative instruments on their balance sheets as of December 31, 2009 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps	Prepayments and other	$2.1 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.4 million	Entergy Louisiana
Natural gas swaps	Prepayments and other	$2.9 million	Entergy Mississippi

Liabilities:
Natural gas swaps	Gas hedge contracts	$0.3 million	Entergy Gulf States Louisiana

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the three months ended September 30, 2010 and 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

2010

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($8.2) million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($11.7) million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.4) million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.1) million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant
2009

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.1) million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.8) million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.5) million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.5) million	Entergy New Orleans

The effects of the Registrant Subsidiaries' derivative instruments not designated as hedging instruments on their statements of income for the nine months ended September 30, 2010 and 2009 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

2010

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($24.5) million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($38.7) million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($26.0) million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.1) million	Entergy New Orleans

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

2009

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($41.6) million	Entergy Gulf States Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($62.9) million	Entergy Louisiana

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($43.2) million	Entergy Mississippi

Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($9.1) million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Values

The estimated fair values of Entergy's financial instruments and derivatives are determined using bid prices and market quotes.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments other than forward energy contracts held by competitive businesses are reflected in future rates and therefore do not accrue to the benefit or detriment of shareholders.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.
Accounting standards define fair value as an exit price, or the price that would be received to sell an asset or the amount that would be paid to transfer a liability in an orderly transaction between knowledgeable market participants at the date of measurement.  Entergy and the Registrant Subsidiaries use assumptions or market input data that market participants would use in pricing assets or liabilities at fair value.  The inputs can be readily observable, corroborated by market data, or generally unobservable.  Entergy and the Registrant Subsidiaries endeavor to use the best available information to determine fair value.

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

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities.  The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative

Entergy Corporation and Subsidiaries
Notes to Financial Statements

contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy's Non-Utility Nuclear business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants' bus bar to the contract's point of delivery, generally a power market hub, for the period thereafter.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties' credit adjusted risk free rate are recorded as derivative contract assets or liabilities. As of September 30, 2010, Entergy had in-the-money cash flow hedges contracts with a fair value of $384 million with counterparties or their guarantor who are all currently investment grade.  $1 million of the cash flow hedges as of September 30, 2010 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

The following table sets forth, by level within the fair value hierarchy, Entergy's assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,843	$-	$-	$1,843
Decommissioning trust funds
Equity securities	337	1,507	-	1,844
Debt securities	552	1,026	-	1,578
Power contracts	-	-	385	385
Securitization recovery trust account	36	-	-	36
Storm reserve escrow account	327	-	-	327
	$3,095	$2,533	$385	$6,013

Liabilities:
Power contracts	$-	$-	$1	$1
Gas hedge contracts	21	-	-	21
	$21	$-	$1	$22

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,624	$-	$-	$1,624
Decommissioning trust funds:
Equity securities	528	1,260	-	1,788
Debt securities	443	980	-	1,423
Power contracts	-	-	200	200
Securitization recovery trust account	13	-	-	13
Gas hedge contracts	8	-	-	8
Other investments	42	-	-	42
	$2,658	$2,240	$200	$5,098

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2010 and 2009:

	2010	2009
	(In Millions)

Balance as of beginning of period	$297	$313

Price changes (unrealized gains/losses)	124	2
Originated	6	7
Settlements	(43)	(106)

Balance as of September 30,	$384	$216

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2010 and 2009:

	2010	2009
	(In Millions)

Balance as of January 1,	$200	$207

Price changes (unrealized gains/losses)	316	239
Originated	14	9
Settlements	(146)	(239)

Balance as of September 30,	$384	$216

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries' assets that are accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$105.0	$-	$-	$105.0
Decommissioning trust funds:
Equity securities	5.8	259.5	-	265.3
Debt securities	45.1	158.1	-	203.2
	$155.9	$417.6	$-	$573.5

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$82.9	$-	$-	$82.9
Decommissioning trust funds:
Equity securities	15.4	205.3	-	220.7
Debt securities	17.6	201.9	-	219.5
	$115.9	$407.2	$-	$523.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$129.2	$-	$-	$129.2
Decommissioning trust funds:
Equity securities	4.6	205.8	-	210.4
Debt securities	34.4	127.6	-	162.0
Storm reserve escrow account	90.1	-	-	90.1
	$258.3	$333.4	$-	$591.7

Liabilities:
Gas hedge contracts	$6.7	$-	$-	$6.7

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$144.3	$-	$-	$144.3
Decommissioning trust funds:
Equity securities	6.7	175.5	-	182.2
Debt securities	25.3	142.0	-	167.3
Gas hedge contracts	2.1	-	-	2.1
	$178.4	$317.5	$-	$495.9

Liabilities:
Gas hedge contracts	$0.3	$-	$-	$0.3

Entergy Louisiana

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$293.9	$-	$-	$293.9
Decommissioning trust funds:
Equity securities	4.3	126.4	-	130.7
Debt securities	48.4	47.2	-	95.6
Storm reserve escrow account	200.9	-	-	200.9
	$547.5	$173.6	$-	$721.1

Liabilities:
Gas hedge contracts	$8.7	$-	$-	$8.7

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$151.7	$-	$-	$151.7
Decommissioning trust funds:
Equity securities	7.0	110.9	-	117.9
Debt securities	44.3	46.9	-	91.2
Gas hedge contracts	3.4	-	-	3.4
Other investments	0.8	-	-	0.8
	$207.2	$157.8	$-	$365.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$31.8	$-	$-	$31.8

Liabilities:
Gas hedge contracts	$3.6	$-	$-	$3.6

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$90.3	$-	$-	$90.3
Gas hedge contracts	2.9	-	-	2.9
Other investments	31.9	-	-	31.9
	$125.1	$-	$-	$125.1

Entergy New Orleans

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$99.1	$-	$-	$99.1
Storm reserve escrow account	4.4	-	-	4.4
	$103.5	$-	$-	$103.5

Liabilities:
Gas hedge contracts	$1.6	$-	$-	$1.6

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$190.0	$-	$-	$190.0
Other investments	9.5	-	-	9.5
	$199.5	$-	$-	$199.5

Entergy Texas

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$45.5	$-	$-	$45.5
Securitization recovery trust account	36.3	-	-	36.3
	$81.8	$-	$-	$81.8

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$199.2	$-	$-	$199.2
Securitization recovery trust account	13.1	-	-	13.1
	$212.3	$-	$-	$212.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$278.5	$-	$-	$278.5
Decommissioning trust funds:
Equity securities	4.2	196.3	-	200.5
Debt securities	105.0	58.6	-	163.6
	$387.7	$254.9	$-	$642.6

2009	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$263.6	$-	$-	$263.6
Decommissioning trust funds:
Equity securities	2.1	180.2	-	182.3
Debt securities	78.4	66.3	-	144.7
	$344.1	$246.5	$-	$590.6

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The securities held as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$1,844	$313	$26
Debt Securities	1,578	110	1
Total	$3,422	$423	$27

2009
Equity Securities	$1,788	$311	$30
Debt Securities	1,423	63	8
Total	$3,211	$374	$38

The amortized cost of debt securities was $1,460 million as of September 30, 2010 and $1,368 million as of December 31, 2009.  As of September 30, 2010, the debt securities have an average coupon rate of approximately 4.35%, an average duration of approximately 5.36 years, and an average maturity of approximately 8.8 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$79	$4	$130	$1
More than 12 months	149	22	4	-
Total	$228	$26	$134	$1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The unrealized losses in excess of twelve months on equity securities above relate to Entergy's Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)
Less than 1 year	$38	$31
1 year - 5 years	548	676
5 years - 10 years	562	388
10 years - 15 years	152	131
15 years - 20 years	54	34
20 years+	224	163
Total	$1,578	$1,423

During the three months ended September 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $487 million and $451 million, respectively.  During the three months ended September 30, 2010 and 2009, gross gains of $10 million and $16 million, respectively, and gross losses of $2 million and $2 million, respectively, were reclassified out of accumulated other comprehensive income into earnings or recorded in earnings.

During the nine months ended September 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $1,974 million and $1,733 million, respectively.  During the nine months ended September 30, 2010 and 2009, gross gains of $34 million and $46 million, respectively, and gross losses of $6 million and $28 million, respectively, were reclassified out of accumulated other comprehensive income into earnings or recorded in earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$265.3	$70.0	$2.5
Debt Securities	203.2	15.7	-
Total	$468.5	$85.7	$2.5

2009
Equity Securities	$220.7	$60.1	$3.4
Debt Securities	219.5	10.7	1.7
Total	$440.2	$70.8	$5.1

The amortized cost of debt securities was $187.5 million as of September 30, 2010 and $210.5 million as of December 31, 2009.  As of September 30, 2010, the debt securities have an average coupon rate of approximately 4.12%, an average duration of approximately 4.71 years, and an average maturity of approximately 5.5 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$4.4	$0.1	$12.0	$-
More than 12 months	18.6	2.4	-	-
Total	$23.0	$2.5	$12.0	$-

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$31.9	$1.2
More than 12 months	26.8	3.4	3.9	0.5
Total	$26.8	$3.4	$35.8	$1.7

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

Less than 1 year	$3.7	$6.7
1 year - 5 years	82.1	133.2
5 years - 10 years	109.5	68.2
10 years - 15 years	2.6	5.1
15 years - 20 years	-	-
20 years+	5.3	6.3
Total	$203.2	$219.5

During the three months ended September 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $46.1 million and $31.9 million, respectively.  During the three months ended September 30, 2010 and 2009, gross gains of $2.2 million and $0.6 million, respectively, and gross losses of $0.04 million and $0.1 million, respectively, were recorded in earnings.

During the nine months ended September 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $178.4 million and $83.6 million, respectively.  During the nine months ended September 30, 2010 and 2009, gross gains of $4.8 million and $0.8 million, respectively, and gross losses of $0.6 million and $1.3 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$210.4	$22.4	$4.0
Debt Securities	162.0	15.5	0.1
Total	$372.4	$37.9	$4.1

2009
Equity Securities	$182.2	$17.0	$5.3
Debt Securities	167.3	10.0	0.9
Total	$349.5	$27.0	$6.2

The amortized cost of debt securities was $146.2 million as of September 30, 2010 and $158.5 million as of December 31, 2009.  As of September 30, 2010, the debt securities have an average coupon rate of approximately 4.46%, an average duration of approximately 6.31 years, and an average maturity of approximately 8.9 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$9.6	$0.1	$1.7	$-
More than 12 months	28.9	3.9	1.1	0.1
Total	$38.5	$4.0	$2.8	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$24.7	$0.6
More than 12 months	48.9	5.3	4.3	0.3
Total	$48.9	$5.3	$29.0	$0.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

Less than 1 year	$5.4	$3.3
1 year - 5 years	35.4	46.1
5 years - 10 years	57.7	53.9
10 years - 15 years	47.8	52.0
15 years - 20 years	4.7	3.5
20 years+	11.0	8.5
Total	$162.0	$167.3

During the three months ended September 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $4.8 million and $8.7 million, respectively.  During the three months ended September 30, 2010 and 2009, gross gains of $0.05 million and $0.1 million, respectively, and gross losses of $0.2 million and $0.03 million, respectively, were recorded in earnings.

During the nine months ended September 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $83.6 million and $42.4 million, respectively.  During the nine months ended September 30, 2010 and 2009, gross gains of $1.6 million and $1.0 million, respectively, and gross losses of $0.4 million and $0.53 million, respectively, were recorded in earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$130.7	$19.4	$4.2
Debt Securities	95.6	8.3	-
Total	$226.3	$27.7	$4.2

2009
Equity Securities	$117.9	$15.3	$5.3
Debt Securities	91.2	3.9	0.9
Total	$209.1	$19.2	$6.2

The amortized cost of debt securities was $87.1 million as of September 30, 2010 and $88.2 million as of December 31, 2009.  As of September 30, 2010, the debt securities have an average coupon rate of approximately 3.95%, an average duration of approximately 4.78 years, and an average maturity of approximately 9.7 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$9.1	$0.1	$0.7	$-
More than 12 months	26.3	4.1	0.2	-
Total	$35.4	$4.2	$0.9	$-

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$29.7	$0.8
More than 12 months	37.5	5.3	0.9	0.1
Total	$37.5	$5.3	$30.6	$0.9

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

Less than 1 year	$4.7	$2.2
1 year - 5 years	28.4	31.9
5 years - 10 years	25.6	23.7
10 years - 15 years	14.0	12.1
15 years - 20 years	5.9	5.5
20 years+	17.0	15.8
Total	$95.6	$91.2

During the three months ended September 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $2.7 million and $6.9 million, respectively.  During the three months ended September 30, 2010 and 2009, gross gains of $0.03 million and $0.2 million, respectively, and gross losses of $0.03 million and $0.1 million, respectively, were recorded in earnings.

During the nine months ended September 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $29.4 million and $40.4 million, respectively.  During the nine months ended September 30, 2010 and 2009, gross gains of $0.6 million and $1.7 million, respectively, and gross losses of $0.1 million and $0.5 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2010
Equity Securities	$200.5	$22.7	$12.4
Debt Securities	163.6	7.8	0.1
Total	$364.1	$30.5	$12.5

2009
Equity Securities	$182.3	$17.8	$14.7
Debt Securities	144.7	2.8	0.8
Total	$327.0	$20.6	$15.5

The amortized cost of debt securities was $155.6 million as of September 30, 2010 and $142.8 million as of December 31, 2009.  As of September 30, 2010, the debt securities have an average coupon rate of approximately 3.79%, an average duration of approximately 4.80 years, and an average maturity of approximately 7.9 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor's 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$11.0	$0.2	$13.6	$0.1
More than 12 months	74.5	12.2	0.1	-
Total	$85.5	$12.4	$13.7	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2009:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$56.4	$0.6
More than 12 months	89.3	14.7	3.2	0.2
Total	$89.3	$14.7	$59.6	$0.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
	(In Millions)

Less than 1 year	$1.4	$1.0
1 year - 5 years	82.6	84.0
5 years - 10 years	51.6	36.2
10 years - 15 years	3.7	4.2
15 years - 20 years	1.2	2.3
20 years+	23.1	17.0
Total	$163.6	$144.7

During the three months ended September 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $98.5 million and $16.1 million, respectively.  During the three months ended September 30, 2010 and 2009, gross gains of $2.2 million and $0.2 million, respectively, and gross losses of $0.1 million and $0.02 million, respectively, were recorded in earnings.

During the nine months ended September 30, 2010 and 2009, proceeds from the dispositions of securities amounted to $236.7 million and $338.1 million, respectively.  During the nine months ended September 30, 2010 and 2009, gross gains of $3.6 million and $3.9 million, respectively, and gross losses of $0.3 million and $6.32 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  Effective January 1, 2009, Entergy adopted an accounting pronouncement providing guidance regarding recognition and presentation of other-than-temporary impairments related to investments in debt securities.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  For debt securities held as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized but for which assessment under the new guidance indicates this impairment is temporary, Entergy recorded an adjustment to its opening balance of retained earnings of $11.3 million ($6.4 million net-of-tax).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the nine months ended September 30, 2010 or the nine months ended September 30, 2009.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy's trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Non-Utility Nuclear did not record any material charges to other income in the three months ended September 30, 2010 or the three months ended September 30, 2009. Non-Utility Nuclear recorded charges to other income of $1 million and $85 million in the nine months ended September 30, 2010 and 2009, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 3 to the financial statements in the Form 10-K for a discussion of tax proceedings.  Following are updates to that discussion.

Income Tax Litigation

In July 2010 the U.S. Tax Court held that the Utility operating companies' street light assets are not electric utility plant transmission and distribution assets, depreciable for tax purposes over 20 years.  Rather, street light assets are a separate category of assets, and allowed a 7-year depreciable life.  This decision upheld the Utility operating companies' claim of the shorter depreciable life on their tax returns.

In September 2010 the U.S. Tax Court held that the U.K. Windfall Tax paid by Entergy when it owned London Electricity can be used as a credit for purposes of computing the U.S. foreign tax credit.  Entergy claimed this credit and established a provision for uncertain tax positions on the issue.  With the receipt of the favorable Tax Court decision, Entergy reversed the $43 million provision.

Income Tax Audits

2002-2003 IRS Audit

Because of the favorable Tax Court decisions discussed above in Income Tax Litigation, Entergy and the Utility operating companies no longer expect to receive a Notice of Deficiency from the IRS for the 2002 and 2003 tax years.

Other Tax Matters

Entergy and the Registrant Subsidiaries do not expect that total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months resulting from litigation and audit proceedings.  Entergy regularly pursues settlements, however, that could result in adjustments to the total amounts of unrecognized tax benefits.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2010 are $143.6 million for Entergy, $10.4 million for Entergy Arkansas, $11.2 million for Entergy Gulf States Louisiana, $18.3 million for Entergy Louisiana, $1.2 million for Entergy Mississippi, $1.6 million for Entergy New Orleans, $4 million for Entergy Texas, and $20.1 million for System Energy.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy evaluates its investments in long-lived assets, including Vermont Yankee, under the accounting rules for impairment whenever there are indications that impairments may exist.  This evaluation involves a significant degree of estimation and uncertainty.  In the Non-Utility Nuclear business, Entergy's investments are subject to impairment if adverse market conditions arise, if a unit ceases operation, or for certain units if their operating licenses will not be renewed.  Specifically regarding Vermont Yankee, if Entergy concludes that Vermont Yankee is unlikely to operate significantly beyond its current license expiration date in 2012, it could result in an impairment of part or all of the carrying value of the plant.  Entergy's evaluation of the probability associated with operations of the plant past 2012 include a number of factors such as the status of the NRC's evaluation of Entergy's application for license renewal, the status of state regulatory issues as described above, the potential sale of the plant, and the application of federal laws regarding the continued operations of nuclear facilities.  As of September 30, 2010, the net carrying value of the plant, including nuclear fuel, is $424 million.

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

Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, is a variable interest entity and Entergy Arkansas is the primary beneficiary.  In August 2010, Entergy Arkansas Restoration Funding issued storm cost recovery bonds to finance Entergy Arkansas's January 2009 ice storm damage restoration costs.  With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.  See Note 4 to the financial statements herein for additional details regarding the storm cost recovery bonds.

Entergy Louisiana and System Energy are also considered to each hold a variable interest in the lessors from which they lease undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants, respectively.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the consolidated financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $9.8 million and $10.4 million in the three months ended September 30, 2010 and 2009, respectively.  Entergy Louisiana made payments on its lease, including interest, of $35.1 million and $32.5 million in the nine months ended September 30, 2010 and 2009, respectively.  System Energy made payments on its lease, including interest, of $2.9 million and $4.0 million in the three months ended September 30, 2010 and 2009, respectively.  System Energy made payments on its lease, including interest, of $48.6 million and $47.8 million in the nine months ended September 30, 2010 and 2009, respectively.  The lessors are banks acting in the capacity of owner trustee for the benefit of equity investors in the transactions pursuant to trust agreements entered solely for the purpose of facilitating the lease transactions.  It is possible that Entergy Louisiana and System Energy may be considered as the primary beneficiary of the lessors, but Entergy is unable to apply the revised authoritative accounting guidance with respect to these VIEs because the lessors are not required to, and could not, provide the necessary financial information to consolidate the lessors.  Because Entergy accounts for these leasing arrangements as capital financings, however, Entergy believes that consolidating the lessors would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  Entergy believes, however, that the obligations recorded on the balance sheets materially represent each company’s potential exposure to loss.

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2010, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective PEOs and PFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2010 Compared to Third Quarter 2009

Net income increased $40.4 million primarily due to higher net revenue, lower depreciation and amortization expenses, and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net income increased $78.5 million primarily due to higher net revenue, a lower effective income tax rate, lower depreciation and amortization expenses, and higher other income, partially offset by higher other operation and maintenance expenses.

Net Revenue

Third Quarter 2010 Compared to Third Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2010 to the third quarter 2009.

Amount
(In Millions)

2009 net revenue	$337.5
Volume/weather	48.0
Retail electric price	15.6
Net wholesale revenue	(6.6)
Other	2.5
2010 net revenue	$397.0

The volume/weather variance is primarily due to an increase of 904 GWh, or 15%, in billed electricity usage.  Usage in the industrial sector increased primarily in the small industrial customers segment reflecting strong sales growth on continuing signs of economic recovery.  The effect of more favorable weather was the primary driver of the increase in residential and commercial sales.

The retail electric price variance is primarily due to a base rate increase effective July 2010, partially offset by the recovery in 2009 of 2008 extraordinary storm costs, as approved by the APSC, which ceased in January 2010.  The recovery of storm costs is offset in other operation and maintenance expenses.  See Note 2 to the financial statements herein for more discussion of the rate case settlement.  See Note 2 to the financial statements in the Form 10-K for a discussion of the 2008 extraordinary storm costs.

The net wholesale revenue variance is primarily due to reduced margin on wholesale contracts including lower capacity billings to an affiliate for a unit purchased at the end of 2009, the expiration of a contract with a wholesale customer, lower margins on co-owner contracts, and higher wholesale energy costs.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Gross operating revenues and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $99.7 million in rider revenues primarily due to lower System Agreement payments in 2010;
•	a decrease of $29.3 million in gross wholesale revenue due to decreased sales to affiliated customers and the expiration of a wholesale customer contract in 2009; and
•	a decrease of $25 million in fuel cost recovery revenues due to an energy cost recovery rider rate change effective April 2010.

The decrease was partially offset by an increase of $48 million related to volume/weather and the base rate increase, as discussed above.

Purchased power expenses decreased primarily due to a decrease in the average price of purchased power.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Amount
(In Millions)

2009 net revenue	$880.0
Volume/weather	82.9
2009 capitalization of Ouachita Plant service charges	12.5
Retail electric price	9.2
Net wholesale revenue	(10.5)
Other	6.0
2010 net revenue	$980.1

The volume/weather variance is primarily due to an increase of 1,772 GWh, or 12%, in billed electricity usage.  Usage in the industrial sector increased primarily in the small industrial customers segment, as well as in the chemicals and pulp and paper industries, reflecting strong sales growth on continuing signs of economic recovery.  The effect of more favorable weather was the primary driver of the increase in residential and commercial sales.

In 2009, Entergy Arkansas capitalized $12.5 million of Ouachita Plant service charges that were previously expensed.  The result of the capitalization in 2009 was a decrease in net revenues with an offsetting decrease in other operation and maintenance expenses.

The retail electric price variance is primarily due to a base rate increase effective July 2010, partially offset by the recovery in 2009 of 2008 extraordinary storm costs, as approved by the APSC, which ceased in January 2010.  The recovery of storm costs is offset in other operation and maintenance expenses.  See Note 2 to the financial statements for more discussion of the rate case settlement.  See Note 2 to the financial statements in the Form 10-K for a discussion of the 2008 extraordinary storm costs.

The net wholesale revenue variance is primarily due to reduced margin on wholesale contracts including lower capacity billings to an affiliate for a unit later purchased at the end of 2009, and the expiration of a contract with a wholesale customer, lower margins on co-owner contracts, somewhat offset by lower wholesale energy costs.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Gross operating revenues and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $108.3 million in fuel cost recovery revenues due to an energy cost recovery rider rate change effective April 2010;
•	a decrease of $50.3 million in gross wholesale revenue due to decreased sales to affiliated customers and the expiration of a wholesale customer contract in 2009; and
•	a decrease of $18.2 million in rider revenues primarily due to lower System Agreement payments in 2010.

The decrease was partially offset by an increase of $82.9 million related to volume/weather and the base rate increase, as discussed above.

Purchased power expenses decreased primarily due to a decrease in the average price of purchased power.

Other Income Statement Variances

Third Quarter 2010 Compared to Third Quarter 2009

Other operation and maintenance expenses increased primarily due to an increase of $10.6 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  The increase is also due to $3.6 million in nuclear expenses due to current year unplanned outages.  The increase was partially offset by a decrease of $5.0 million due to 2008 storm costs which were deferred per an APSC order and were recovered through revenues in 2009.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Depreciation and amortization expenses decreased primarily due to a decrease in depreciation rates as a result of the rate case settlement agreement approved by the APSC in June 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Other operation and maintenance expenses increased primarily due to an increase of $16.5 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  The increase is also due to $12.5 million due to the capitalization in 2009 of Ouachita Plant service charges previously expensed.  The increase was partially offset by a decrease of $14.9 million due to 2008 storm costs which were deferred per an APSC order and were recovered through revenues in 2009 and a decrease of $10.1 million in fossil expenses due to plant outages in 2009.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Depreciation and amortization expenses decreased primarily due to a decrease in depreciation rates as a result of the rate case settlement agreement approved by the APSC in June 2010.

Other income increased primarily due to carrying charges on storm restoration costs approved by the APSC related to the January 2009 Ice Storm.  See "Entergy Arkansas January 2009 Ice Storm" below for a discussion.

Income Taxes

The effective income tax rates for the third quarter of 2010 and the nine months ended September 30, 2010 were 38.4% and 40.3%, respectively.  The differences in the effective income tax rates for the third quarter 2010 and the nine months ended September 30, 2010 versus the federal statutory rate of 35.0% were primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The effective income tax rates for the third quarter of 2009 and the nine months ended September 30, 2009 were 44.2% and 48.7%, respectively.  The differences in the effective income tax rates for the third quarter 2009 and the nine months ended September 30, 2009 versus the federal statutory rate of 35.0% were primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$86,233	$39,568

Cash flow provided by (used in):
Operating activities	453,333	321,846
Investing activities	(231,198)	(246,760)
Financing activities	(201,080)	(45,186)
Net increase in cash and cash equivalents	21,055	29,900

Cash and cash equivalents at end of period	$107,288	$69,468

Operating Activities

           Cash flow from operations increased $131.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to ice storm spending in 2009, offset by an increase of $39.8 million in income tax payments and an increase of $38.2 million in pension contributions.  In the third quarter 2010 the Registrant Subsidiaries made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments result from the reversal of temporary differences for which the Registrant Subsidiaries previously received cash tax benefits.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $15.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:

•	a decrease of $57.1 million in nuclear fuel purchases due to the timing of refueling outages;
•	decreases in distribution construction expenditures as a result of an ice storm hitting Entergy Arkansas's service territory in the first quarter 2009; and
•	decreases in fossil construction expenditures resulting from various fossil projects that occurred in 2009, including outages and power facility upgrades.

The decrease was offset by proceeds from the sale/leaseback of nuclear fuel of $69.3 million in 2009 and increases in nuclear construction expenditures primarily due to the reactor coolant pump upgrade project and security upgrades.  See Note 12 to the financial statements herein for a discussion of the consolidation of the nuclear fuel company variable interest entity effective January 1, 2010.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow used in financing activities increased $155.9 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:

•	an increase of $133.6 million in common stock dividends paid in 2010;
•	the retirement of $100 million of 4.50% Series first mortgage bonds in June 2010; and
•	the payment on credit borrowings of $42.3 million by the nuclear fuel company variable interest entity.

The increase was offset by the issuance in August 2010 of $124.1 million of storm cost recovery bonds by Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas.

Capital Structure

Entergy Arkansas's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2010	December 31, 2009

Debt to capital	54.2%	54.0%
Effect of excluding the securitization bonds	(1.7)%	0%
Debt to capital, excluding securitization bonds (1)	52.5%	54.0%
Effect of subtracting cash from debt	(1.7)%	(1.2)%
Net debt to net capital, excluding securitization bonds (1)	50.8%	52.8%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas's uses and sources of capital.  Entergy Arkansas is developing its capital plan for 2011 through 2013 and currently anticipates making $1.3 billion in capital investments during that period, including approximately $641 million for maintenance of existing assets.  The remaining $635 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments, such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth, including resources identified in the Summer 2009 Request for Proposals.  Following are additional updates to the information provided in the Form 10-K.

Entergy Arkansas's receivables from the money pool were as follows:

September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
(In Thousands)

$37,000	$28,859	$23,796	$15,991

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

In April 2010, Entergy Arkansas renewed its credit facility through April 2011 in the amount of $75.125 million.  There were no outstanding borrowings under the Entergy Arkansas credit facility as of September 30, 2010.

On June 1, 2010, Entergy Arkansas paid, at maturity, its $100 million of 4.50% Series first mortgage bonds.

In June 2010, the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas's January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  The bonds have a coupon of 2.30% and an expected maturity date of August 2021.  Although the principal amount is not due until the date given above, Entergy Arkansas Restoration Funding expects to make principal payments on the bonds over the next five years in the amounts of $10.3 million for 2011, $12.2 million for 2012, $12.6 million for 2013, $12.8 million for 2014, and $13.2 million for 2015.  With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.

In October 2010, Entergy Arkansas issued $225 million of 5.75% Series first mortgage bonds due November 2040.  In November 2010, Entergy Arkansas intends to use a portion of the proceeds to repay, prior to maturity, its $100 million of 6.70% Series first mortgage bonds due April 2032 and its $100 million of 6.0% Series first mortgage bonds due November 2032.

Entergy Arkansas January 2009 Ice Storm

As discussed in the Form 10-K, in January 2009 a severe ice storm caused significant damage to Entergy Arkansas's transmission and distribution lines, equipment, poles, and other facilities.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage restoration costs.  In June 2010, the APSC issued a financing order authorizing the issuance of storm cost recovery bonds, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  As discussed above, in August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.

White Bluff Coal Plant Project

In June 2005 the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology on certain of Entergy's coal and oil generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas's White Bluff power plant affects a Class I Area's visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners.  Under then current regulations, the scrubbers would have had to be operational by October 2013.  Entergy filed a petition in December 2009 with the Arkansas Pollution Control and Ecology (APC&E) Commission requesting a variance from this deadline, however, because the EPA has not approved Arkansas's Regional Haze SIP and the EPA has recently expressed concerns about Arkansas's Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas's petition requested that, consistent with federal law, the compliance deadline be changed to as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The APC&E Commission approved the variance at its March 26, 2010 meeting.  No party appealed the variance, and the ruling is final.  The timeline for EPA action on the Arkansas Regional Haze SIP is uncertain at this time.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

In March 2009, Entergy Arkansas made a filing with the APSC seeking a declaratory order that the White Bluff project is in the public interest.  In May 2009, the APSC Staff filed a motion requesting that the APSC require Entergy Arkansas to file testimony on several issues.  In December 2009, in response to the EPA concerns regarding Arkansas's Regional Haze SIP, the APSC suspended the procedural schedule in the proceeding and directed Entergy Arkansas to file monthly status reports regarding developments between the EPA and the ADEQ concerning the EPA's approval of the Arkansas Regional Haze SIP.  In May 2010, Entergy Arkansas withdrew its petition for a declaratory order and the APSC closed the proceeding.

Currently, the White Bluff project is suspended, but Entergy Arkansas estimates that its share of the project could cost approximately $500 million.  The plant would continue to operate during construction, although an outage would be necessary to complete the tie-in of the scrubbers.  Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates are likely to change based on the results of this continuing analysis.

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

Energy Cost Recovery Rider - APSC Investigations

Entergy Arkansas' retail rates include an energy cost recovery rider.  In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim energy cost rate.  The investigation focused on Entergy Arkansas' 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries.  In March 2006, the APSC extended its investigation to cover the costs included in Entergy Arkansas' March 2006 annual energy cost rate filing, and a hearing was held in the APSC energy cost recovery investigation in October 2006.

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

In October 2008, Entergy Arkansas filed a motion to lift the stay and to rescind the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas' rehearing petition and because the value for Entergy Arkansas' customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent.  In December 2008, the APSC denied the motion to lift the stay

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

pending resolution of Entergy Arkansas' rehearing request and of the unresolved issues in the proceeding.  The APSC ordered the parties to submit their unresolved issues list in the pending proceeding, which the parties did.  In February 2010 the APSC denied Entergy Arkansas' request for rehearing, and held a hearing in September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.  A decision is pending.  Entergy Arkansas expects the amount of damages, if any, to have an immaterial effect on its results of operations, financial position, or cash flows.

The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concluded with testimony through September 2010.  In a subsequent order the APSC scheduled a hearing for February 3, 2011.

Entergy Arkansas Storm Reserve Accounting

The APSC's June 2007 order in Entergy Arkansas's base rate proceeding eliminated storm reserve accounting for Entergy Arkansas.  In March 2009, a law was enacted in Arkansas that requires the APSC to permit storm reserve accounting for utilities that request it.  Entergy Arkansas filed its request with the APSC, and reinstated storm reserve accounting effective January 1, 2009.  A hearing on Entergy Arkansas's request was held in March 2010, and in April 2010 the ALJ approved Entergy Arkansas’s establishment of a storm cost reserve account.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", "FERC Audit", and "U.S. Department of Justice Investigation" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$575,062	$649,395	$1,647,491	$1,703,398

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	27,961	29,386	310,430	296,907
Purchased power	156,581	284,755	373,561	531,029
Nuclear refueling outage expenses	10,008	10,669	31,867	30,630
Other operation and maintenance	135,045	123,033	360,703	355,033
Decommissioning	9,016	8,477	26,635	25,967
Taxes other than income taxes	23,004	20,980	65,561	60,951
Depreciation and amortization	53,353	63,699	178,056	189,328
Other regulatory credits - net	(6,481)	(2,270)	(16,607)	(4,514)
TOTAL	408,487	538,729	1,330,206	1,485,331

OPERATING INCOME	166,575	110,666	317,285	218,067

OTHER INCOME
Allowance for equity funds used during construction	677	1,804	3,435	4,429
Interest and dividend income	6,073	5,791	19,795	12,810
Miscellaneous - net	(452)	(680)	(537)	(2,750)
TOTAL	6,298	6,915	22,693	14,489

INTEREST AND OTHER CHARGES
Interest on long-term debt	20,718	21,261	63,187	64,159
Other interest - net	1,145	2,540	4,035	4,424
Allowance for borrowed funds used during construction	(396)	(1,008)	(2,007)	(2,655)
TOTAL	21,467	22,793	65,215	65,928

INCOME BEFORE INCOME TAXES	151,406	94,788	274,763	166,628

Income taxes	58,116	41,849	110,819	81,196

NET INCOME	93,290	52,939	163,944	85,432

Preferred dividend requirements and other	1,718	1,718	5,155	5,155

EARNINGS APPLICABLE TO
COMMON STOCK	$91,572	$51,221	$158,789	$80,277

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$163,944	$85,432
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(3,100)	(741)
Other regulatory credits - net	(16,607)	(4,514)
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	261,978	215,295
Deferred income taxes, investment tax credits, and non-current taxes accrued	54,376	56,579
Changes in working capital:
Receivables	(22,478)	(12,459)
Fuel inventory	(10,265)	735
Accounts payable	(37,034)	(258,033)
Interest accrued	(2,133)	(1,606)
Deferred fuel costs	61,311	73,018
Other working capital accounts	44,039	217,620
Provision for estimated losses and reserves	(8,563)	(2,494)
Changes in other regulatory assets	(30,562)	(24,704)
Changes in pension and other postretirement liabilities	(50,900)	(14,578)
Other	49,327	(7,704)
Net cash flow provided by operating activities	453,333	321,846

INVESTING ACTIVITIES
Construction expenditures	(212,468)	(235,543)
Allowance for equity funds used during construction	3,435	4,429
Nuclear fuel purchases	(12,261)	(69,403)
Proceeds from sale/leaseback of nuclear fuel	-	69,326
Changes in other investments	2,415	-
Proceeds from nuclear decommissioning trust fund sales	178,441	83,648
Investment in nuclear decommissioning trust funds	(185,126)	(91,412)
Change in money pool receivable - net	(8,141)	(7,805)
Proceeds from sale of equipment	2,489	-
Other	18	-
Net cash flow used in investing activities	(231,198)	(246,760)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	119,782	-
Retirement of long-term debt	(100,000)	-
Changes in credit borrowings - net	(42,307)	-
Dividends paid:
Common stock	(173,400)	(39,800)
Preferred stock	(5,155)	(5,155)
Other	-	(231)
Net cash flow used in financing activities	(201,080)	(45,186)

Net increase in cash and cash equivalents	21,055	29,900

Cash and cash equivalents at beginning of period	86,233	39,568

Cash and cash equivalents at end of period	$107,288	$69,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$65,337	$66,358
Income taxes	$56,847	$17,008

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$2,327	$3,336
Temporary cash investments	104,961	82,897
Total cash and cash equivalents	107,288	86,233
Accounts receivable:
Customer	121,567	93,754
Allowance for doubtful accounts	(22,732)	(21,853)
Associated companies	79,735	91,650
Other	56,423	55,381
Accrued unbilled revenues	90,684	76,126
Total accounts receivable	325,677	295,058
Deferred fuel costs	61,491	122,802
Fuel inventory - at average cost	25,325	15,060
Materials and supplies - at average cost	135,717	132,182
Deferred nuclear refueling outage costs	31,626	34,492
System agreement cost equalization	25,976	70,000
Prepayments and other	43,236	32,668
TOTAL	756,336	788,495

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,201	11,201
Decommissioning trust funds	468,543	440,220
Non-utility property - at cost (less accumulated depreciation)	1,686	1,435
Other	2,976	2,976
TOTAL	484,406	455,832

UTILITY PLANT
Electric	7,725,276	7,602,975
Property under capital lease	1,319	1,364
Construction work in progress	108,194	114,998
Nuclear fuel under capital lease	-	173,076
Nuclear fuel	137,001	11,543
TOTAL UTILITY PLANT	7,971,790	7,903,956
Less - accumulated depreciation and amortization	3,646,786	3,534,056
UTILITY PLANT - NET	4,325,004	4,369,900

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	46,519	51,340
Other regulatory assets (includes securitization transition
property of $120,732 as of September 30, 2010)	821,481	746,955
Other	27,246	23,118
TOTAL	895,246	821,413

TOTAL ASSETS	$6,460,992	$6,435,640

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$35,000	$100,000
Notes payable	14,759	-
Accounts payable:
Associated companies	65,382	107,584
Other	113,818	111,523
Customer deposits	70,987	67,480
Accumulated deferred income taxes	62,196	74,794
Interest accrued	24,461	24,104
Obligations under capital leases	67	72,838
Other	24,902	14,742
TOTAL	411,572	573,065

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,591,552	1,493,580
Accumulated deferred investment tax credits	45,426	47,909
Obligations under capital leases	1,252	101,601
Other regulatory liabilities	135,568	101,370
Decommissioning	593,008	566,374
Accumulated provisions	4,654	13,217
Pension and other postretirement liabilities	397,521	448,421
Long-term debt (includes securitization bonds
of $124,065 as of September 30, 2010)	1,742,916	1,518,569
Other	24,223	43,623
TOTAL	4,536,120	4,334,664

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2010
and 2009	470	470
Paid-in capital	588,444	588,444
Retained earnings	808,036	822,647
TOTAL	1,396,950	1,411,561

TOTAL LIABILITIES AND EQUITY	$6,460,992	$6,435,640

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2008	$470	$588,444	$810,945	$1,399,859

Net income	-	-	85,432	85,432
Common stock dividends	-	-	(39,800)	(39,800)
Preferred stock dividends	-	-	(5,155)	(5,155)

Balance at September 30, 2009	$470	$588,444	$851,422	$1,440,336

Balance at December 31, 2009	$470	$588,444	$822,647	$1,411,561

Net income	-	-	163,944	163,944
Common stock dividends	-	-	(173,400)	(173,400)
Preferred stock dividends	-	-	(5,155)	(5,155)

Balance at September 30, 2010	$470	$588,444	$808,036	$1,396,950

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$245	$250	$	(5)	(2)
Commercial	123	146		(23)	(16)
Industrial	112	129		(17)	(13)
Governmental	5	6		(1)	(17)
Total retail	485	531		(46)	(9)
Sales for resale
Associated companies	70	94		(24)	(26)
Non-associated companies	17	23		(6)	(26)
Other	3	1		2	200
Total	$575	$649	$	(74)	(11)

Billed Electric Energy
Sales (GWh):
Residential	2,777	2,307		470	20
Commercial	1,910	1,745		165	9
Industrial	2,006	1,744		262	15
Governmental	83	76		7	9
Total retail	6,776	5,872		904	15
Sales for resale
Associated companies	1,852	2,529		(677)	(27)
Non-associated companies	150	189		(39)	(21)
Total	8,778	8,590		188	2

	Nine Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$628	$611		$17	3
Commercial	343	366		(23)	(6)
Industrial	322	326		(4)	(1)
Governmental	15	17		(2)	(12)
Total retail	1,308	1,320		(12)	(1)
Sales for resale
Associated companies	225	253		(28)	(11)
Non-associated companies	57	80		(23)	(29)
Other	57	50		7	14
Total	$1,647	$1,703	$	(56)	(3)

Billed Electric Energy
Sales (GWh):
Residential	6,802	5,897		905	15
Commercial	4,718	4,456		262	6
Industrial	5,331	4,733		598	13
Governmental	211	204		7	3
Total retail	17,062	15,290		1,772	12
Sales for resale
Associated companies	5,908	6,929		(1,021)	(15)
Non-associated companies	537	1,215		(678)	(56)
Total	23,507	23,434		73	-

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2010 Compared to Third Quarter 2009

Net income increased by $30.7 million primarily due to higher net revenue and lower interest expense, partially offset by higher other operation and maintenance expenses and lower other income.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net income increased by $45 million primarily due to higher net revenue and lower interest expense, partially offset by higher other operation and maintenance expenses and lower other income.

Net Revenue

Third Quarter 2010 Compared to Third Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2010 to the third quarter 2009.

Amount
(In Millions)

2009 net revenue	$228.7
Retail electric price	35.1
Volume/weather	12.2
Net wholesale revenue	4.7
Other	1.4
2010 net revenue	$282.1

The retail electric price variance is primarily due to formula rate plan increases effective January 2010, September 2010, and November 2009. See Note 2 to the financial statements in the Form 10-K and herein for further discussion of the formula rate plan increases.

The volume/weather variance is primarily due to an increase of 381 GWh, or 7%, in billed electricity usage, primarily in the industrial sector as a result of increased consumption in the chemical industry, and also the effect of more favorable weather on the residential and commercial sectors.

The net wholesale revenue variance is primarily due to increased capacity revenue, primarily from River Bend, partially offset by the transfer of several wholesale customers to Entergy Texas in 2009.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $42.9 million in fuel cost recovery revenues due to higher fuel rates and increased usage;
•	an increase of $42.3 million in rider revenues due to lower System Agreement credits in 2010;
•	an increase of $12.2 million related to volume/weather, as discussed above; and
•	formula rate plan increases effective January 2010, September 2010, and November 2009, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power, an increase in demand, and an increase in the recovery from customers of deferred fuel costs, partially offset by a decrease in the average market price of natural gas.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Amount
(In Millions)

2009 net revenue	$626.1
Retail electric price	63.1
Volume/weather	32.6
Fuel recovery	7.8
Other	(0.2)
2010 net revenue	$729.4

The retail electric price variance is primarily due to formula rate plan increases effective January 2010, September 2010, and November 2009. See Note 2 to the financial statements in the Form 10-K and herein for further discussion of the formula rate plan increases.

The volume/weather variance is primarily due to an increase of 1,678 GWh, or 12%, in billed electricity usage, primarily in the industrial sector as a result of increased consumption in the chemical industry, and also the effect of more favorable weather on the residential and commercial sectors.

The fuel recovery variance is primarily due to certain nuclear fuel costs now included as recoverable costs after a revision to the fuel adjustment clause methodology, partially offset by fuel cost true-ups.

Gross operating revenues and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $55.3 million in rider revenues due to lower System Agreement credits in 2010;
•	an increase of $50.5 million in fuel cost recovery revenues due to increased usage;
•	an increase of $32.6 million related to volume/weather, as discussed above;
•	an increase of $14.4 million in gross gas revenues primarily due to increased usage; and
•	formula rate plan increases effective January 2010, September 2010, and November 2009, as discussed above.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Purchased power expenses increased primarily due to an increase in net area demand and an increase in the average market price of purchased power.

Other Income Statement Variances

Third Quarter 2010 Compared to Third Quarter 2009

Other operation and maintenance expenses increased primarily due to an increase of $8.2 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  The increase is also due to $1.5 million in fossil expenses primarily due to higher plant maintenance costs and plant outages.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefit costs.

Other income decreased primarily due to a decrease of $8.6 million in interest and dividend income related to the debt assumption agreement with Entergy Texas.  In June 2010, Entergy Texas repaid the outstanding assumed debt and the debt assumption agreement was terminated.

Interest expense decreased primarily due to a decrease in long-term debt outstanding as a result of the redemption, pursuant to the debt assumption agreement with Entergy Texas and prior to maturity, of $160 million of first mortgage bonds 5.70% Series in June 2010 and the redemption of $11.975 million of 5.45% Series Calcasieu Parish governmental bonds in July 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Other operation and maintenance expenses increased primarily due to an increase of $11 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  The increase is also due to $7.5 million in fossil expenses due to higher plant maintenance costs and plant outages.  The increase was partially offset by a decrease of $3.1 million due to higher write-offs of uncollectible customer accounts in 2009.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefit costs.

Other income decreased primarily due to a decrease of $23 million in interest and dividend income related to the debt assumption agreement with Entergy Texas.  In June 2010, Entergy Texas repaid the outstanding assumed debt and the debt assumption agreement was terminated.

Interest expense decreased primarily due to a decrease in long-term debt outstanding as a result of the redemption, pursuant to the debt assumption agreement with Entergy Texas and prior to maturity, of $160 million of first mortgage bonds 5.70% Series in June 2010 and the redemption of $11.975 million of 5.45% Series Calcasieu Parish governmental bonds in July 2010.

Income Taxes

The effective income tax rate was 34.1% for the third quarter 2010 and 38.7% for the nine months ended September 30, 2010.  The difference in the effective income tax rates for the third quarter 2010 versus the federal statutory rate of 35% is primarily due to book and tax differences related to storm cost financing, partially offset by flow-through book and tax timing differences.  The difference in the effective income tax rate for the nine months ended September 30, 2010 versus the federal statutory rate of 35% is primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing and the amortization of investment tax credits.

The effective income tax rate was 37.2% for the third quarter 2009 and 38.6% for the nine months ended September 30, 2009.  The differences in the effective income tax rates for the third quarter 2009 and the nine months

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

ended September 30, 2009 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to storm cost financing, the amortization of investment tax credits, flow-through book and tax timing differences, and book and tax differences related to allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$144,460	$49,303

Cash flow provided by (used in):
Operating activities	571,576	261,353
Investing activities	(438,753)	(155,064)
Financing activities	(147,806)	(23,607)
Net increase (decrease) in cash and cash equivalents	(14,983)	82,682

Cash and cash equivalents at end of period	$129,477	$131,985

Operating Activities

Net cash flow provided by operating activities increased $310.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to storm cost proceeds of $240.3 million received from the LURC as a result of the Act 55 storm cost financings and storm restoration spending in 2009.  See "Hurricane Gustav and Hurricane Ike" below and Note 2 to the financial statements herein for a discussion of the storm cost financings.

Investing Activities

Net cash flow used in investing activities increased $283.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:

•
the investment of $150.3 million in affiliate securities and the investment of $90 million in the storm reserve escrow account as a result of the Act 55 storm cost financings.  See "Hurricane Gustav and Hurricane Ike" below and Note 2 to the financial statements herein for a discussion of the storm cost financings;

•
proceeds from the sale/leaseback of nuclear fuel of $52.6 million in 2009.  See Note 12 to the financial statements herein for discussion of the consolidation of nuclear fuel company variable interest entities effective January 1, 2010; and

•
an increase in construction expenditures resulting from $24.9 million in costs associated with the development of new nuclear generation at River Bend, as discussed below, and an increase in spending on nuclear plant security upgrades.

The increase was partially offset by a decrease in distribution construction expenditures related to Hurricane Gustav and Hurricane Ike work in 2009 and money pool activity.

Decreases in Entergy Gulf States Louisiana's receivable from the money pool are a source of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool decreased by $4.8 million for the nine months ended September 30, 2010 compared to increasing by $33.4 million for the nine months ended September 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow used in financing activities increased $124.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to an increase of $101.6 million in common equity distributions.

Capital Structure

Entergy Gulf States Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The calculation below does not reduce the debt by the debt assumed by Entergy Texas ($0 as of September 30, 2010, and $168 million as of December 31, 2009) because Entergy Gulf States Louisiana was still primarily liable on the debt.

	September 30, 2010	December 31, 2009

Debt to capital	52.3%	55.3%
Effect of subtracting cash from debt	(2.1)%	(2.1)%
Net debt to net capital	50.2%	53.2%

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

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana's uses and sources of capital.  Entergy Gulf States Louisiana is developing its capital plan for 2011 through 2013 and currently anticipates making $674 million in capital investments during that period, including approximately $408 million for maintenance of existing assets.  The remaining $266 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth.  Following are additional updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana's receivables from the money pool were as follows:

September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
(In Thousands)

$45,373	$50,131	$44,970	$11,589

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of September 30, 2010.

In June 2010, pursuant to the debt assumption agreement with Entergy Texas, $160 million of Entergy Gulf States Louisiana's first mortgage bonds 5.70% Series due June 2015 were repaid prior to maturity.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

In July 2010, Entergy Gulf States Louisiana paid, at maturity, its $11.975 million of 5.45% Series Calcasieu Parish governmental bonds.

In October 2010, Entergy Gulf States Louisiana issued $250 million of 3.95% Series first mortgage bonds due October 2020.  In November 2010, Entergy Gulf States Louisiana used the proceeds, together with other available funds, to repay, prior to maturity, (i) its first mortgage bonds, 5.25% Series due August 2015, which had an outstanding aggregate principal amount of $92.12 million; (ii) its first mortgage bonds, 4.875% Series due November 2011, which had an outstanding aggregate principal amount of $200 million; and (iii) its first mortgage bonds, 5.70% Series due June 2015, which had an outstanding aggregate principal amount of $40 million.

In October 2010, Entergy Gulf States Louisiana arranged for the issuance by the Louisiana Public Facilities Authority of $83.68 million of 5% Revenue Bonds (Entergy Gulf States Louisiana, L.L.C. Project) Series 2010A due September 2028, which are secured by a series of non-interest bearing first mortgage bonds.

In October 2010, Entergy Gulf States Louisiana arranged for the issuance by the Louisiana Public Facilities Authority of $31.955 million of 2.875% Revenue Bonds (Entergy Gulf States Louisiana, L.L.C. Project) Series 2010B due November 2015, which are secured by a series of non-interest bearing first mortgage bonds.

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

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

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

Entergy Gulf States Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LCDA and there is no recourse against Entergy or Entergy Gulf States Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy Gulf States Louisiana does not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

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

In May 2010, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2009 test year.  The filing reflected a 10.25% return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing does reflect, however, consistent with a December 2009 filing, a revenue requirement increase to provide supplemental funding for the

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

decommissioning trust maintained for the LPSC-regulated 70% share of River Bend, in response to a NRC notification of a projected shortfall of decommissioning funding assurance.  The filing also reflects a rate increase for incremental capacity costs.  In July 2010 the LPSC approved a $7.8 million increase in the revenue requirement for decommissioning, effective September 2010.  In August 2010, Entergy Gulf States Louisiana made a revised 2009 test year filing.  The revised filing reflected a 10.12% earned return on common equity, which is within the allowed earnings bandwidth resulting in no cost of service adjustment.  The revised filing also reflected two increases outside of the formula rate plan sharing mechanism: (1) the previously approved decommissioning revenue requirement, and (2) $25.2 million for capacity costs.  The rates reflected in the revised filing became effective, beginning with the first billing cycle of September 2010, subject to refund and final approval by the LPSC.  The September 2010 rate change contributed approximately $2.8 million to Entergy Gulf States Louisiana's revenues in the third quarter 2010.

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

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates pursuant to a November 1997 LPSC general order.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period January 1995 through December 2002.  In June 2005 the LPSC expanded the audit period to include the years through 2004.  Discovery has largely concluded, but the LPSC Staff has not issued its report.  The LPSC recently directed its staff to issue the report by the end of December 2010.  A procedural schedule will be set to establish a hearing process to address any issues noted in the LPSC Staff report that are contested by Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana has recorded provisions for the estimated effect of this proceeding.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana's purchased gas adjustment clause filings for its gas distribution operations pursuant to a March 1999 LPSC general order.  The audit includes a review of the reasonableness of charges flowed through by Entergy Gulf States Louisiana for the period from January 2003 through December 2008.  Discovery is in progress, but a procedural schedule has not been established.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", "FERC Audit", and "U.S. Department of Justice Investigation" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Entergy Gulf States Louisiana, L.L.C.
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

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$622,200	$477,825	$1,576,985	$1,367,696
Natural gas	10,572	8,947	63,687	49,244
TOTAL	632,772	486,772	1,640,672	1,416,940

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	117,475	65,320	250,464	239,007
Purchased power	235,010	203,647	667,037	555,111
Nuclear refueling outage expenses	6,448	5,375	17,771	15,903
Other operation and maintenance	95,433	85,089	262,312	247,189
Decommissioning	3,374	3,431	9,978	10,089
Taxes other than income taxes	20,258	17,373	56,668	52,542
Depreciation and amortization	28,752	33,384	96,554	101,115
Other regulatory credits - net	(1,803)	(10,865)	(6,233)	(3,298)
TOTAL	504,947	402,754	1,354,551	1,217,658

OPERATING INCOME	127,825	84,018	286,121	199,282

OTHER INCOME
Allowance for equity funds used during construction	1,329	1,220	4,140	4,504
Interest and dividend income	11,288	19,387	30,666	54,491
Miscellaneous - net	(1,996)	(2,280)	(5,348)	(5,501)
TOTAL	10,621	18,327	29,458	53,494

INTEREST AND OTHER CHARGES
Interest on long-term debt	21,641	26,534	69,839	81,632
Other interest - net	979	3,020	8,386	7,585
Allowance for borrowed funds used during construction	(869)	(802)	(2,668)	(2,835)
TOTAL	21,751	28,752	75,557	86,382

INCOME BEFORE INCOME TAXES	116,695	73,593	240,022	166,394

Income taxes	39,756	27,381	92,846	64,259

NET INCOME	76,939	46,212	147,176	102,135

Preferred distribution requirements and other	206	206	621	619

EARNINGS APPLICABLE TO COMMON EQUITY	$76,733	$46,006	$146,555	$101,516

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$147,176	$102,135
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	829	-
Other regulatory credits - net	(6,233)	(3,298)
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	142,212	111,204
Deferred income taxes, investment tax credits, and non-current taxes accrued	94,696	125,502
Changes in working capital:
Receivables	(95,713)	110,184
Fuel inventory	5,308	1,302
Accounts payable	53,474	(77,903)
Prepaid taxes and taxes accrued	(24,945)	17,779
Interest accrued	10,043	2,023
Deferred fuel costs	(20,694)	66
Other working capital accounts	17,511	(30,266)
Provision for estimated losses and reserves	82,647	(190)
Changes in other regulatory assets	144,721	(19,648)
Other	20,544	(77,537)
Net cash flow provided by operating activities	571,576	261,353

INVESTING ACTIVITIES
Construction expenditures	(171,142)	(140,224)
Allowance for equity funds used during construction	4,140	4,504
Insurance proceeds	2,243	-
Nuclear fuel purchases	(33,363)	(31,169)
Proceeds from sale/leaseback of nuclear fuel	-	52,639
Investment in affiliates	(150,264)	160
Payment to storm reserve escrow account	(90,026)	-
Proceeds from nuclear decommissioning trust fund sales	83,625	42,445
Investment in nuclear decommissioning trust funds	(91,860)	(50,038)
Change in money pool receivable - net	4,758	(33,381)
Changes in other investments	3,136	-
Net cash flow used in investing activities	(438,753)	(155,064)

FINANCING ACTIVITIES
Retirement of long-term debt	(12,721)	-
Changes in credit borrowings - net	(8,300)	-
Dividends/distributions paid:
Common equity	(124,300)	(22,700)
Preferred membership interests	(621)	(619)
Other	(1,864)	(288)
Net cash flow used in financing activities	(147,806)	(23,607)

Net increase (decrease) in cash and cash equivalents	(14,983)	82,682

Cash and cash equivalents at beginning of period	144,460	49,303

Cash and cash equivalents at end of period	$129,477	$131,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$65,992	$84,971
Income taxes	$38,220	$29,337

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$167,742	$70,825

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$255	$139
Temporary cash investments	129,222	144,321
Total cash and cash equivalents	129,477	144,460
Accounts receivable:
Customer	97,821	38,633
Allowance for doubtful accounts	(2,190)	(1,235)
Associated companies	123,214	102,807
Other	27,201	22,425
Accrued unbilled revenues	63,964	56,425
Total accounts receivable	310,010	219,055
Fuel inventory - at average cost	23,990	29,298
Materials and supplies - at average cost	113,753	107,531
Deferred nuclear refueling outage costs	10,031	26,722
Debt assumption by Entergy Texas	-	167,742
Prepaid taxes	57,715	32,770
Prepayments and other	5,108	9,376
TOTAL	650,084	736,954

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	339,664	189,400
Decommissioning trust funds	372,377	349,527
Non-utility property - at cost (less accumulated depreciation)	150,641	146,190
Storm reserve escrow account	90,078	52
Other	11,912	11,290
TOTAL	964,672	696,459

UTILITY PLANT
Electric	6,863,140	6,855,075
Natural gas	118,704	113,970
Construction work in progress	110,388	84,161
Nuclear fuel under capital lease	-	156,996
Nuclear fuel	159,033	6,005
TOTAL UTILITY PLANT	7,251,265	7,216,207
Less - accumulated depreciation and amortization	3,786,711	3,714,199
UTILITY PLANT - NET	3,464,554	3,502,008

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	264,324	288,313
Other regulatory assets	281,007	299,793
Deferred fuel costs	100,124	100,124
Long-term receivables	987	967
Other	14,971	11,564
TOTAL	661,413	700,761

TOTAL ASSETS	$5,740,723	$5,636,182

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$11,975
Notes payable	26,000	-
Accounts payable:
Associated companies	112,649	52,622
Other	82,975	91,604
Customer deposits	47,888	45,645
Accumulated deferred income taxes	4,603	12,219
Interest accrued	36,767	24,709
Deferred fuel costs	21,657	42,351
Obligations under capital leases	-	30,387
Pension and other postretirement liabilities	8,284	8,021
Gas hedge contracts	6,725	263
System agreement cost equalization	-	10,000
Other	15,732	8,790
TOTAL	363,280	338,586

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,443,695	1,345,984
Accumulated deferred investment tax credits	85,705	88,246
Obligations under capital leases	-	126,226
Other regulatory liabilities	73,511	47,423
Decommissioning and asset retirement cost liabilities	335,133	321,158
Accumulated provisions	97,316	14,669
Pension and other postretirement liabilities	224,403	234,473
Long-term debt	1,580,391	1,614,366
Long-term payables - associated companies	32,998	34,340
Other	38,678	28,952
TOTAL	3,911,830	3,855,837

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,496,170	1,473,930
Accumulated other comprehensive loss	(40,557)	(42,171)
TOTAL	1,465,613	1,441,759

TOTAL LIABILITIES AND EQUITY	$5,740,723	$5,636,182

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$10,000	$1,352,408	$(30,265)	$1,332,143

Net income	-	102,135	-	102,135
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $1,053)	-	-	942	942
Total comprehensive income				103,077

Dividends/distributions declared on common equity	-	(22,700)	-	(22,700)
Dividends/distributions declared on preferred membership interests	-	(619)	-	(619)
Other	-	(14)	-	(14)

Balance at September 30, 2009	$10,000	$1,431,210	$(29,323)	$1,411,887

Balance at December 31, 2009	$10,000	$1,473,930	$(42,171)	$1,441,759

Net income	-	147,176	-	147,176
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $1,556)	-	-	1,614	1,614
Total comprehensive income				148,790

Dividends/distributions declared on common equity	-	(124,300)	-	(124,300)
Dividends/distributions declared on preferred membership interests	-	(621)	-	(621)
Other	-	(15)	-	(15)

Balance at September 30, 2010	$10,000	$1,496,170	$(40,557)	$1,465,613

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$167	$122	$45	37
Commercial	125	91	34	37
Industrial	130	90	40	44
Governmental	5	5	-	-
Total retail	427	308	119	39
Sales for resale
Associated companies	163	141	22	16
Non-associated companies	16	27	(11)	(41)
Other	16	2	14	700
Total	$622	$478	$144	30

Billed Electric Energy
Sales (GWh):
Residential	1,844	1,751	93	5
Commercial	1,548	1,487	61	4
Industrial	2,276	2,049	227	11
Governmental	53	53	-	-
Total retail	5,721	5,340	381	7
Sales for resale
Associated companies	2,804	1,975	829	42
Non-associated companies	340	748	(408)	(55)
Total	8,865	8,063	802	10

	Nine Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$393	$311	$82	26
Commercial	324	276	48	17
Industrial	371	297	74	25
Governmental	15	14	1	7
Total retail	1,103	898	205	23
Sales for resale
Associated companies	372	342	30	9
Non-associated companies	62	90	(28)	(31)
Other	40	38	2	5
Total	$1,577	$1,368	$209	15

Billed Electric Energy
Sales (GWh):
Residential	4,364	3,933	431	11
Commercial	3,991	3,823	168	4
Industrial	6,605	5,527	1,078	20
Governmental	160	159	1	1
Total retail	15,120	13,442	1,678	12
Sales for resale
Associated companies	6,710	5,688	1,022	18
Non-associated companies	1,297	2,152	(855)	(40)
Total	23,127	21,282	1,845	9

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2010 Compared to Third Quarter 2009

Net income increased $7.4 million primarily due to higher net revenue and a lower effective income tax rate, substantially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net income increased $28.9 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses and higher interest expense.

Net Revenue

Third Quarter 2010 Compared to Third Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2010 to the third quarter 2009.

Amount
(In Millions)

2009 net revenue	$299.4
Volume/weather	14.9
Other	(0.3)
2010 net revenue	$314.0

The volume/weather variance is primarily due to an increase of 619 GWh, or 8%, in billed electricity usage. Usage in the industrial sector increased primarily as a result of increased consumption by a large industrial customer in the petroleum refining industry.  The effect of more favorable weather was the primary driver of the increase in the residential and commercial sales.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $64.9 million in fuel cost recovery revenues due to higher fuel rates and increased usage;
•	an increase of $53 million in rider revenues primarily due to lower System Agreement credits in 2010; and
•	an increase of $14.9 million related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power and an increase in demand.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Amount
(In Millions)

2009 net revenue	$752.9
Volume/weather	48.6
Retail electric price	25.0
Other	(5.1)
2010 net revenue	$821.4

The volume/weather variance is primarily due to an increase of 1,789 GWh, or 8%, in billed electricity usage.  Usage in the industrial sector increased primarily as a result of increased consumption by a large industrial customer in the petroleum refining industry, as well as increases in the chemical industry.  The effect of more favorable weather was the primary driver of the increase in the residential and commercial sales.

The retail electric price variance is primarily due to a formula rate plan provision of $12.9 million recorded in the third quarter 2009 for refunds made to customers in November 2009 in accordance with a settlement approved by the LPSC and a net increase in the formula rate plan effective November 2009 which allowed Entergy Louisiana to reset its rates to achieve a 10.25% return on equity for the 2008 test year.  See Note 2 to the financial statements in the Form 10-K for further discussion of settlement and the formula rate plan reset.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $171.2 million in fuel cost recovery revenues due to higher fuel rates and increased usage;
•	an increase of $69.3 million in rider revenues primarily due to lower System Agreement credits in 2010;
•	an increase of $48.6 million related to volume/weather, as discussed above; and
•	an increase of $12.1 million in gross wholesale revenue due to an increase in sales to affiliated customers.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power, an increase in demand, and an increase in the recovery from customers of deferred fuel costs, partially offset by a decrease in the average market price of natural gas.

Other Income Statement Variances

Third Quarter 2010 Compared to Third Quarter 2009

Other operation and maintenance expenses increased primarily due to an increase of $9.9 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  The increase is also due to $3.9 million in fossil expenses due to higher outage expenses compared to same period prior year.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

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

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Other operation and maintenance expenses increased primarily due to:

•
an increase of $13.1 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $5.2 million in nuclear expenses due to higher nuclear labor and contract costs; and
•	an increase of $4.0 million in fossil expenses due to higher outage expenses compared to prior year.

The increase was partially offset by a decrease of $2.2 million due to higher write-offs of uncollectible customer accounts in 2009.

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

Income Taxes

The effective income tax rate for the third quarter of 2010 was 25.7%.  The difference in the effective income tax rate for the third quarter of 2010 versus the federal statutory rate of 35.0% was primarily due to book and tax differences related to storm cost financing, allowance for equity funds used during construction, and state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate for the nine months ended September 30, 2010 was 28.1%.  The difference in the effective income tax rate for the nine months ended September 30, 2010 versus the federal statutory rate of 35.0% was primarily due to book and tax differences related to storm cost financing and allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rates for the third quarter of 2009 and the nine months ended September 30, 2009 were 33.5% and 30.9%, respectively.  The differences in the effective income tax rates for the third quarter of 2009 and the nine months ended September 30, 2009 versus the federal statutory rate of 35.0% were primarily due to book and tax differences related to storm cost financing and allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and state income taxes.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$151,849	$138,918

Cash flow provided by (used in):
Operating activities	821,481	278,249
Investing activities	(806,079)	(294,075)
Financing activities	127,085	(32,687)
Net increase (decrease) in cash and cash equivalents	142,487	(48,513)

Cash and cash equivalents at end of period	$294,336	$90,405

Operating Activities

Cash flow provided by operating activities increased $543.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to proceeds of $462.4 million received from the LURC as a result of the Act 55 storm cost financings, storm restoration spending in 2009 as a result of Hurricane Gustav, and increased recovery of fuel costs due to a higher fuel rate for the period, offset by an increase of $23.5 million in pension contributions and income tax payments of $10.6 million in 2010 compared to income tax refunds of $31.0 million in 2009.  See "Hurricane Gustav and Hurricane Ike" below and Note 2 to the financial statements herein for a discussion of the storm cost financings.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K for a discussion of qualified pension and other postretirement benefits.  In the third quarter 2010 the Registrant Subsidiaries made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments result from the reversal of temporary differences for which the Registrant Subsidiaries previously received cash tax benefits.

Investing Activities

Net cash flow used in investing activities increased $512.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to

•
the investment in 2010 of $262.4 million in affiliate securities and the investment of $200 million in the storm reserve escrow account as a result of the Act 55 storm cost financings.  See "Hurricane Gustav and Hurricane Ike" below and Note 2 to the financial statements for a discussion of the storm cost financings;

•	money pool activity; and
•
an increase in construction expenditures resulting from $24.9 million in costs associated with the development of new nuclear generation at River Bend, as discussed below, and increased nuclear construction expenditures primarily due to the Waterford 3 steam generator replacement project, the dry fuel storage project, and security upgrades.

The increase was partially offset by a decrease in construction expenditures as a result of higher distribution construction expenditures in 2009 due to Hurricane Gustav and decreased fossil construction expenditures due to the suspension of the Little Gypsy repowering project in 2009.  See MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - "Little Gypsy Repowering Project" in the Form 10-K for a discussion of the suspension.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Increases in Entergy Louisiana's receivable from the money pool are a use of cash flow, and Entergy Louisiana's receivable from the money pool increased by $50.8 million for the nine months ended September 30, 2010 compared to decreasing by $30.3 million for the nine months ended September 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Louisiana's financing activities provided $127.1 million of cash for the nine months ended September 30, 2010 compared to using $32.7 million for the nine months ended September 30, 2009.  The following financing cash flow activity occurred:

•	the issuance in September 2010 of $250 million of 4.44% Series first mortgage bonds;
•	the retirement in June 2010 of $55 million of 4.67% Series first mortgage bonds;
•	the retirement in January 2010 of the $30 million Series D note by the nuclear fuel company variable interest entity;
•	$20.6 million in common equity distributions in 2009; and
•	a principal payment of $17.3 million in 2010 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $6.6 million in 2009.

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

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2010	December 31, 2009

Debt to capital	49.4%	49.9%
Effect of subtracting cash from debt	(3.9)%	(2.1)%
Net debt to net capital	45.5%	47.8%

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

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital.  Entergy Louisiana is developing its capital plan for 2011 through 2013 and currently anticipates making $2.1 billion in capital investments during that period, including approximately $588 million for maintenance of existing assets.  The remaining $1.5 billion is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments, such as the Waterford 3 steam generator replacement and potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth, including the Acadia Unit 2 purchase and resources identified in the Summer 2009 Request for Proposal, including a self-build option at Entergy Louisiana's Ninemile site.  Following are additional updates to the information provided in the Form 10-K.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Entergy Louisiana's receivables from the money pool were as follows:

September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
(In Thousands)

$103,593	$52,807	$30,971	$61,236

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of September 30, 2010.

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

On June 1, 2010, Entergy Louisiana paid, at maturity, its $55 million of 4.67% Series first mortgage bonds.

In September 2010, Entergy Louisiana issued $250 million of 4.44% Series first mortgage bonds due January 2026.  In October 2010, Entergy Louisiana used the proceeds, together with other available funds, to repay, prior to maturity, all of its $100 million 5.56% Series first mortgage bonds due September 2015 and all of its $100 million Series 5.50% Series first mortgage bonds due April 2019.  In November 2010, Entergy Louisiana used the proceeds, together with other available funds, to repay, prior to maturity, all of its $115 million 5.09% Series first mortgage bonds due November 2014.

In October 2010, Entergy Louisiana arranged for the issuance by the Louisiana Public Facilities Authority of $115 million of 5% Revenue Bonds (Entergy Louisiana, LLC Project) Series 2010 due June 2030, which are secured by a series of non-interest bearing first mortgage bonds.

In November 2010, Entergy Louisiana paid, at maturity, its $150 million of 5.83% Series first mortgage bonds.

Acadia Unit 2 Purchase Agreement

As discussed more fully in the Form 10-K, in October 2009, Entergy Louisiana announced that it has signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  Entergy Louisiana and Acadia Power Partners also have entered into two purchase power agreements that are intended to provide access to the capacity and energy output of the unit during the period before the acquisition closes.  The initial purchase power agreement was a call option agreement that commenced on June 1, 2010 and terminated on September 30, 2010.  Beginning October 1, 2010, Entergy Louisiana began purchasing 100 percent of the output of Acadia Unit 2 under a tolling agreement.  The LPSC has approved both purchase power agreements.  Entergy Louisiana's purchase of the plant is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  The parties have agreed to a procedural schedule for review of the acquisition that includes a hearing before the ALJ in December 2010.  Currently the closing is expected to occur in early 2011.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Little Gypsy Repowering Project

See the Form 10-K for a discussion of the Little Gypsy repowering project.  In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the project and seeking recovery over a five-year period of the project costs.  In June 2010 and August 2010, the LPSC Staff and Intervenors filed testimony.  The LPSC Staff (1) agreed that it was prudent to move the project from long-term suspension to cancellation and that the timing of the decision to suspend on a longer-term basis was not imprudent; (2) indicated that, except for $0.8 million in compensation-related costs, the costs incurred should be deemed prudent; (3) recommended recovery from customers over ten years but stated that the LPSC may want to consider 15 years; (4) allowed for recovery of carrying costs and earning a return on project costs, but at a reduced rate approximating the cost of debt, while also acknowledging that the LPSC may consider ordering no return; and (5) indicated that Entergy Louisiana should be directed to securitize project costs, if legally feasible and in the public interest.  In the third quarter 2010, in accordance with accounting standards, Entergy Louisiana determined that it is probable that the Little Gypsy repowering project will be abandoned and accordingly has reclassified $199.8 million of project costs from construction work in progress to a regulatory asset.  This accounting reclassification does not modify Entergy Louisiana’s requested relief pending before the LPSC.  The procedural schedule calls for hearings to begin in November 2010.

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

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

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

Entergy Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LCDA and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy Louisiana does not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

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

In May 2010, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2009 test year.  The filing reflected a 10.82% return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing does reflect, however, consistent with a December 2009 filing, a revenue requirement increase to provide supplemental funding for the decommissioning trust maintained for Waterford 3, in response to a NRC notification of a projected shortfall of decommissioning funding assurance.  The filing also reflects a rate change for incremental capacity costs.  In July 2010 the LPSC approved a $3.5 million increase in the retail revenue requirement for decommissioning, effective September 2010.  In August 2010 Entergy Louisiana made a revised 2009 test year formula rate plan filing.  The revised filing reflected a 10.82% earned

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

return on common equity, which is within the allowed earnings bandwidth resulting in no cost of service adjustment.  The filing also reflected two increases outside of the formula rate plan sharing mechanism: (1) the previously approved decommissioning revenue requirement, and (2) $2.2 million for capacity costs.  The rates reflected in the revised filing became effective beginning with the first billing cycle of September 2010, subject to refund and final approval by the LPSC.  The September 2010 rate change contributed approximately $0.5 million to Entergy Louisiana's revenues in the third quarter 2010.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana's fuel adjustment clause filings pursuant to a November 1997 LPSC general order.  The audit includes a review of the reasonableness of charges flowed through by Entergy Louisiana for the period from January 2005 through December 2009.  Discovery is in progress, but a procedural schedule has not been established.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", "FERC Audit", and "U.S. Department of Justice Investigation" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$768,190	$624,829	$1,999,187	$1,681,242

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	213,587	145,265	516,262	364,832
Purchased power	245,043	187,243	677,518	558,379
Nuclear refueling outage expenses	6,293	5,364	18,563	16,433
Other operation and maintenance	112,931	94,397	319,617	296,208
Decommissioning	5,790	5,391	17,065	15,888
Taxes other than income taxes	18,269	16,890	51,427	50,605
Depreciation and amortization	49,878	51,465	147,396	151,481
Other regulatory charges (credits) - net	(4,473)	(7,105)	(15,976)	5,109
TOTAL	647,318	498,910	1,731,872	1,458,935

OPERATING INCOME	120,872	125,919	267,315	222,307

OTHER INCOME
Allowance for equity funds used during construction	7,551	7,028	21,078	21,888
Interest and dividend income	22,950	19,939	57,858	58,271
Miscellaneous - net	(687)	(838)	(2,759)	(3,036)
TOTAL	29,814	26,129	76,177	77,123

INTEREST AND OTHER CHARGES
Interest on long-term debt	27,477	23,354	84,669	70,262
Other interest - net	1,390	2,446	5,387	6,651
Allowance for borrowed funds used during construction	(5,044)	(4,528)	(14,080)	(14,120)
TOTAL	23,823	21,272	75,976	62,793

INCOME BEFORE INCOME TAXES	126,863	130,776	267,516	236,637

Income taxes	32,543	43,807	75,105	73,141

NET INCOME	94,320	86,969	192,411	163,496

Preferred dividend requirements and other	1,738	1,738	5,213	5,213

EARNINGS APPLICABLE TO
COMMON EQUITY	$92,582	$85,231	$187,198	$158,283

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$192,411	$163,496
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	(15,976)	5,109
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	212,507	167,369
Deferred income taxes, investment tax credits, and non-current taxes accrued	59,004	(166,221)
Changes in working capital:
Receivables	(112,911)	134,842
Accounts payable	10,024	(55,788)
Taxes accrued	36,387	301,546
Interest accrued	(3,502)	(13,998)
Deferred fuel costs	17,681	(40,462)
Other working capital accounts	(7,157)	(127,282)
Provision for estimated losses and reserves	202,439	1,073
Changes in other regulatory assets	235,374	(86,552)
Other	(4,800)	(4,883)
Net cash flow provided by operating activities	821,481	278,249

INVESTING ACTIVITIES
Construction expenditures	(316,756)	(342,308)
Allowance for equity funds used during construction	21,078	21,888
Nuclear fuel purchases	-	(75,925)
Proceeds from the sale/leaseback of nuclear fuel	-	75,871
Payment to storm reserve escrow account	(200,060)	-
Investment in affiliates	(262,430)	160
Changes in other investments - net	9,353	995
Proceeds from nuclear decommissioning trust fund sales	29,419	40,432
Investment in nuclear decommissioning trust funds	(35,468)	(45,453)
Change in money pool receivable - net	(50,786)	30,265
Other	(429)	-
Net cash flow used in investing activities	(806,079)	(294,075)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	240,725	-
Retirement of long-term debt	(102,326)	(6,597)
Changes in short-term borrowings - net	(6,101)	-
Distributions paid:
Common equity	-	(20,600)
Preferred membership interests	(5,213)	(5,213)
Other	-	(277)
Net cash flow provided by (used in) financing activities	127,085	(32,687)

Net increase (decrease) in cash and cash equivalents	142,487	(48,513)

Cash and cash equivalents at beginning of period	151,849	138,918

Cash and cash equivalents at end of period	$294,336	$90,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$90,774	$88,357
Income taxes	$10,580	$(31,044)

Noncash investing and financing activities:
Proceeds from long-term debt issued for the purpose
of refunding prior long-term debt	$150,000	$-
Long-term debt refunded with proceeds from long-term
debt issued in prior period	$(150,000)	$-

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$463	$160
Temporary cash investments	293,873	151,689
Total cash and cash equivalents	294,336	151,849
Accounts receivable:
Customer	152,026	56,978
Allowance for doubtful accounts	(2,884)	(1,312)
Associated companies	164,598	110,425
Other	10,042	9,174
Accrued unbilled revenues	87,730	72,550
Total accounts receivable	411,512	247,815
Note receivable - Entergy New Orleans	-	9,353
Materials and supplies - at average cost	136,194	127,812
Deferred nuclear refueling outage costs	17,032	36,783
Gas hedge contracts	-	3,409
Prepayments and other	14,217	10,633
TOTAL	873,291	587,654

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,424	544,994
Decommissioning trust funds	226,315	209,070
Non-utility property - at cost (less accumulated depreciation)	988	1,124
Storm reserve escrow account	200,866	806
Other	4	4
TOTAL	1,235,597	755,998

UTILITY PLANT
Electric	7,158,306	7,190,609
Property under capital lease	262,111	262,111
Construction work in progress	460,333	509,667
Nuclear fuel under capital lease	-	122,011
Nuclear fuel	74,584	-
TOTAL UTILITY PLANT	7,955,334	8,084,398
Less - accumulated depreciation and amortization	3,414,843	3,370,225
UTILITY PLANT - NET	4,540,491	4,714,173

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	135,474	132,086
Other regulatory assets	570,858	477,020
Deferred fuel costs	67,998	67,998
Long-term receivables	1,500	1,500
Other	21,610	18,762
TOTAL	797,440	697,366

TOTAL ASSETS	$7,446,819	$6,755,191

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$185,550	$222,326
Notes payable	41,090	-
Accounts payable:
Associated companies	73,446	56,057
Other	126,294	141,311
Customer deposits	83,656	82,864
Taxes accrued	62,380	25,993
Accumulated deferred income taxes	18,337	13,349
Interest accrued	31,378	32,955
Deferred fuel costs	19,314	1,633
Obligations under capital leases	-	56,528
Pension and other postretirement liabilities	9,389	9,153
System agreement cost equalization	14,847	54,000
Gas hedge contracts	8,653	-
Other	20,952	9,831
TOTAL	695,286	706,000

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,783,540	1,703,272
Accumulated deferred investment tax credits	77,252	79,650
Obligations under capital leases	-	65,483
Other regulatory liabilities	75,801	45,711
Decommissioning	315,281	298,216
Accumulated provisions	222,740	20,301
Pension and other postretirement liabilities	277,063	296,347
Long-term debt	1,821,512	1,557,226
Other	78,002	71,176
TOTAL	4,651,191	4,137,382

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,024,546	1,837,348
Accumulated other comprehensive loss	(24,204)	(25,539)
TOTAL	2,100,342	1,911,809

TOTAL LIABILITIES AND MEMBERS' EQUITY	$7,446,819	$6,755,191

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$100,000	$1,632,053	$(24,215)	$1,707,838

Net income	-	163,496	-	163,496
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $1,045)	-	-	1,253	1,253
Total comprehensive income				164,749

Dividends/distributions declared on common equity	-	(20,600)	-	(20,600)
Dividends/distributions declared on preferred membership interests	-	(5,213)	-	(5,213)

Balance at September 30, 2009	$100,000	$1,769,736	$(22,962)	$1,846,774

Balance at December 31, 2009	$100,000	$1,837,348	$(25,539)	$1,911,809

Net income	-	192,411	-	192,411
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $1,132)	-	-	1,335	1,335
Total comprehensive income				193,746

Dividends/distributions declared on preferred membership interests	-	(5,213)	-	(5,213)

Balance at September 30, 2010	$100,000	$2,024,546	$(24,204)	$2,100,342

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$282	$216	$66	31
Commercial	160	124	36	29
Industrial	212	156	56	36
Governmental	11	8	3	38
Total retail	665	504	161	32
Sales for resale
Associated companies	86	91	(5)	(5)
Non-associated companies	1	1	-	-
Other	16	29	(13)	(45)
Total	$768	$625	$143	23

Billed Electric Energy
Sales (GWh):
Residential	3,111	2,896	215	7
Commercial	1,835	1,724	111	6
Industrial	3,739	3,452	287	8
Governmental	121	115	6	5
Total retail	8,806	8,187	619	8
Sales for resale
Associated companies	1,288	523	765	146
Non-associated companies	12	17	(5)	(29)
Total	10,106	8,727	1,379	16

	Nine Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$674	$531	$143	27
Commercial	418	354	64	18
Industrial	620	514	106	21
Governmental	32	27	5	19
Total retail	1,744	1,426	318	22
Sales for resale
Associated companies	181	169	12	7
Non-associated companies	4	4	-	-
Other	70	82	(12)	(15)
Total	$1,999	$1,681	$318	19

Billed Electric Energy
Sales (GWh):
Residential	7,521	6,730	791	12
Commercial	4,673	4,435	238	5
Industrial	10,666	9,930	736	7
Governmental	365	341	24	7
Total retail	23,225	21,436	1,789	8
Sales for resale
Associated companies	2,481	1,262	1,219	97
Non-associated companies	71	83	(12)	(14)
Total	25,777	22,781	2,996	13

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2010 Compared to Third Quarter 2009

Net income remained relatively flat, decreasing $0.5 million, primarily due to higher other operation and maintenance expenses, offset by a lower effective income tax rate.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net income increased $14.8 million primarily due to higher net revenue, lower other operation and maintenance expenses, a lower effective income tax rate, and higher other income, partially offset by higher interest expense.

Net Revenue

Third Quarter 2010 Compared to Third Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2010 to the third quarter 2009.

Amount
(In Millions)

2009 net revenue	$157.0
Volume/weather	9.4
Retail electric price	(5.9)
Other	(3.8)
2010 net revenue	$156.7

The volume/weather variance is primarily due to an increase of 393 GWh, or 10%, in billed electricity usage in all sectors, primarily due to the effect of more favorable weather on the residential sector.

The retail electric price variance is primarily due to the elimination of the summer/winter residential rate differential effective September 2010.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $57.5 million in fuel cost recovery revenues due to higher fuel rates and increased usage.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of purchased power and natural gas, coupled with increased net area demand.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of thechange in net revenue comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Amount
(In Millions)

2009 net revenue	$410.2
Volume/weather	16.3
Other	(3.3)
2010 net revenue	$423.2

The volume/weather variance is primarily due to an increase of 928 GWh, or 10%, in billed electricity usage in all sectors, primarily due to the effect of more favorable weather on the residential sector.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $26.8 million in power management rider revenue as the result of increased usage, the volume/weather variance discussed above, and an increase in Grand Gulf rider revenue as a result of higher rates and increased usage, offset by a decrease of $21.2 million in fuel cost recovery revenues due to lower fuel rates.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as a result of refunds or prior over-collections, offset by an increase in the average market price of purchased power coupled with increased net area demand.

Other regulatory charges increased primarily due to increased recovery of costs associated with the power management recovery rider. There is no material effect on net income due to quarterly adjustments to the power management recovery rider. See Note 2 to the financial statements in the Form 10-K for a discussion of the power management recovery rider.

Other Income Statement Variances

Third Quarter 2010 Compared to Third Quarter 2009

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.8 million in compensation and benefit costs, resulting from an increase in the accrual for incentive-based compensation; and
•	an increase of $2.8 million in distribution expenses primarily due to the timing of contract work.

The increase was partially offset by a decrease of $1.5 million in loss reserves for insurance premiums and storm damages.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $7.1 million in legal expenses due to the deferral in 2010, in accordance with regulatory treatment, of certain litigation costs previously expensed;
•	a decrease of $2.1 million due to higher write-offs of uncollectible customer accounts in 2009; and
•	a decrease of $0.9 million in loss reserves for insurance premiums and storm damages.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The decrease was partially offset by an increase of $5.5 million in compensation and benefit costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation. See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to more construction work in progress in 2010.

Interest expense increased primarily due to the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009.

Income Taxes

The effective income tax rate was 33.8% for the third quarter 2010 and 32.7% for the nine months ended September 30, 2010.  The difference in the effective income tax rate for the third quarter 2010 versus the federal statutory rate of 35% is primarily due to certain book and tax differences related to utility plant items, the allowance for equity funds used during construction, and an adjustment to the provision for uncertain tax positions, offset by state income taxes. The difference in the effective income tax rate for the nine months ended September 30, 2010 versus the federal statutory rate of 35% is primarily due to the allowance for equity funds used during construction, certain book and tax differences related to utility plant items, and the amortization of investment tax credits, offset by state income taxes.

The effective income tax rate was 37.3% for the third quarter 2009 and 37.4% for the nine months ended September 30, 2009.  The difference in the effective income tax rate for the third quarter 2009 versus the federal statutory rate of 35% is primarily due to state income taxes. The difference in the effective income tax rate for the nine months ended September 30, 2009 versus the federal statutory rate of 35% is primarily due to state income taxes and certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$91,451	$1,082

Cash flow provided by (used in):
Operating activities	66,386	139,757
Investing activities	(111,906)	(113,028)
Financing activities	(45,913)	41,810
Net increase (decrease) in cash and cash equivalents	(91,433)	68,539

Cash and cash equivalents at end of period	$18	$69,621

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Cash flow provided by operating activities decreased $73.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to decreased recovery of fuel costs primarily because the price of fuel and purchased power has increased while the fuel rate has decreased during the period. See Note 2 to the financial statements in the Form 10-K for a discussion of Entergy Mississippi's fuel and purchased power cost recovery mechanism.

Investing Activities

Cash flow used in investing activities decreased $1.1 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to money pool activity, almost entirely offset by increased construction expenditures resulting from a $49 million payment to a System Energy subsidiary for costs associated with the development of new nuclear generation at Grand Gulf, as discussed below.

Decreases in Entergy Mississippi's receivable from the money pool are a source of cash flow, and Entergy Mississippi's receivable from the money pool decreased $31.4 million for the nine months ended September 30, 2010 compared to increasing $23.9 million for the nine months ended September 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Mississippi's financing activities used $45.9 million in cash flow for the nine months ended September 30, 2010 compared to providing $41.8 million in cash flow for the nine months ended September 30, 2009 primarily due to:

•	the redemption, prior to maturity, of $100 million of 7.25% Series first mortgage bonds in April 2010;
•	the issuance of $150 million of 6.64% Series first mortgage bonds in June 2009; and
•	the issuance of $80 million of 6.20% Series first mortgage bonds in April 2010; offset by
•	money pool activity.

Increases in Entergy Mississippi's payable to the money pool are a source of cash flow, and Entergy Mississippi's payable to the money pool increased by $22.4 million for the nine months ended September 30, 2010 compared to decreasing $66.0 million for the nine months ended September 30, 2009.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2010	December 31, 2009

Debt to capital	52.0%	53.5%
Effect of subtracting cash from debt	0.0%	(2.8)%
Net debt to net capital	52.0%	50.7%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi's financial condition.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital.  Entergy Mississippi is developing its capital plan for 2011 through 2013 and currently anticipates making $746 million in capital investments during that period, including approximately $360 million for maintenance of existing assets.  The remaining $386 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments, such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth, including resources identified in the Summer 2009 Request for Proposal.  Following are additional updates to the information provided in the Form 10-K.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
(In Thousands)

($22,441)	$31,435	$23,892	($66,044)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2010, Entergy Mississippi renewed its three separate credit facilities through May 2011 in the aggregate amount of $70 million. No borrowings were outstanding under the credit facilities as of September 30, 2010.

In April 2010, Entergy Mississippi issued $80 million of 6.20% Series first mortgage bonds due April 2040.  Entergy Mississippi used the proceeds in May 2010, together with other available funds, to redeem, prior to maturity, all of its $100 million 7.25% Series first mortgage bonds, due December 2032.

New Nuclear Development

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi is developing a project option for new nuclear generation at Grand Gulf Nuclear Station.  Entergy Mississippi, together with Entergy Gulf States Louisiana and Entergy Louisiana, has been engaged in the development of options to construct new nuclear generation at the Grand Gulf and River Bend Station sites.  Entergy Mississippi is leading the development at Grand Gulf, and Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In 2010, Entergy Mississippi paid for and has recognized on its books $49 million in costs associated with the development of new nuclear generation at Grand Gulf; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary.  In October 2010, Entergy Mississippi filed an application with the MPSC requesting that the MPSC determine that it is in the public interest to preserve the option to construct new nuclear generation at Grand Gulf and that the MPSC approve the deferral of Entergy Mississippi's costs incurred to date and in the future related to this project, including the accrual of AFUDC or similar carrying charges.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following are updates to that discussion.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

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

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", "FERC Audit", and "U.S. Department of Justice Investigation" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$407,906	$356,545	$959,956	$908,865

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	137,516	102,847	220,806	284,008
Purchased power	118,273	96,866	302,367	271,985
Other operation and maintenance	54,552	51,119	153,331	159,544
Taxes other than income taxes	17,928	16,590	50,537	48,402
Depreciation and amortization	22,527	21,967	66,907	64,980
Other regulatory charges (credits) - net	(4,592)	(177)	13,581	(57,345)
TOTAL	346,204	289,212	807,529	771,574

OPERATING INCOME	61,702	67,333	152,427	137,291

OTHER INCOME
Allowance for equity funds used during construction	1,815	781	4,914	2,499
Interest and dividend income	49	257	370	706
Miscellaneous - net	109	300	164	(880)
TOTAL	1,973	1,338	5,448	2,325

INTEREST AND OTHER CHARGES
Interest on long-term debt	12,504	12,939	38,731	34,399
Other interest - net	828	1,094	3,744	3,314
Allowance for borrowed funds used during construction	(1,013)	(448)	(2,742)	(1,494)
TOTAL	12,319	13,585	39,733	36,219

INCOME BEFORE INCOME TAXES	51,356	55,086	118,142	103,397

Income taxes	17,342	20,528	38,666	38,674

NET INCOME	34,014	34,558	79,476	64,723

Preferred dividend requirements and other	707	707	2,121	2,121

EARNINGS APPLICABLE TO
COMMON STOCK	$33,307	$33,851	$77,355	$62,602

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$79,476	$64,723
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	13,581	(57,345)
Depreciation and amortization	66,907	64,980
Deferred income taxes, investment tax credits, and non-current taxes accrued	27,892	(4,908)
Changes in working capital:
Receivables	(56,998)	11,098
Fuel inventory	(1,307)	2,642
Accounts payable	7,364	(17,461)
Taxes accrued	14	32,061
Interest accrued	363	529
Deferred fuel costs	(77,487)	65,221
Other working capital accounts	23,388	(25,210)
Provision for estimated losses and reserves	(3,172)	4,318
Changes in other regulatory assets	10,110	(38,116)
Other	(23,745)	37,225
Net cash flow provided by operating activities	66,386	139,757

INVESTING ACTIVITIES
Construction expenditures	(159,870)	(91,553)
Allowance for equity funds used during construction	4,914	2,499
Changes in other investments - net	7,629	-
Change in money pool receivable - net	31,435	(23,892)
Proceeds from the sale of assets	3,951	(162)
Other	35	80
Net cash flow used in investing activities	(111,906)	(113,028)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	77,167	148,475
Retirement of long-term debt	(100,000)	-
Change in money pool payable - net	22,441	(66,044)
Dividends paid:
Common stock	(43,400)	(38,500)
Preferred stock	(2,121)	(2,121)
Net cash flow provided by (used in) financing activities	(45,913)	41,810

Net increase (decrease) in cash and cash equivalents	(91,433)	68,539

Cash and cash equivalents at beginning of period	91,451	1,082

Cash and cash equivalents at end of period	$18	$69,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$40,168	$35,576
Income taxes	$1,127	$-

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$9	$1,147
Temporary cash investments	9	90,304
Total cash and cash equivalents	18	91,451
Accounts receivable:
Customer	97,410	50,092
Allowance for doubtful accounts	(1,185)	(1,018)
Associated companies	16,643	36,565
Other	10,856	12,842
Accrued unbilled revenues	41,457	41,137
Total accounts receivable	165,181	139,618
Note receivable - Entergy New Orleans	-	7,610
Deferred fuel costs	4,580	-
Accumulated deferred income taxes	9,020	294
Fuel inventory - at average cost	7,182	5,875
Materials and supplies - at average cost	31,588	37,979
Prepayments and other	7,126	2,820
TOTAL	224,695	285,647

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,535	5,535
Non-utility property - at cost (less accumulated depreciation)	4,760	4,864
Storm reserve escrow account	31,848	31,867
TOTAL	42,143	42,266

UTILITY PLANT
Electric	3,132,825	3,070,109
Property under capital lease	13,713	6,418
Construction work in progress	127,778	62,866
TOTAL UTILITY PLANT	3,274,316	3,139,393
Less - accumulated depreciation and amortization	1,151,816	1,115,756
UTILITY PLANT - NET	2,122,500	2,023,637

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	45,609	34,114
Other regulatory assets	230,274	251,407
Other	18,133	19,564
TOTAL	294,016	305,085

TOTAL ASSETS	$2,683,354	$2,656,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$80,000	$-
Accounts payable:
Associated companies	64,259	58,421
Other	53,391	31,176
Customer deposits	64,911	62,316
Taxes accrued	41,617	41,603
Interest accrued	19,542	19,179
Deferred fuel costs	-	72,907
System agreement cost equalization	11,129	-
Gas hedge contracts	3,625	-
Other	9,353	5,399
TOTAL	347,827	291,001

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	634,264	578,759
Accumulated deferred investment tax credits	6,784	7,514
Obligations under capital lease	11,298	4,949
Other regulatory liabilities	-	2,905
Asset retirement cost liabilities	5,297	5,071
Accumulated provisions	38,231	41,403
Pension and other postretirement liabilities	97,751	111,437
Long-term debt	745,359	845,304
Other	23,442	29,146
TOTAL	1,562,426	1,626,488

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2010 and 2009	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	524,084	490,129
TOTAL	722,720	688,765

TOTAL LIABILITIES AND EQUITY	$2,683,354	$2,656,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
Balance at December 31, 2008	$199,326	$(690)	$466,621	$665,257

Net income	-	-	64,723	64,723
Common stock dividends	-	-	(38,500)	(38,500)
Preferred stock dividends	-	-	(2,121)	(2,121)

Balance at September 30, 2009	$199,326	$(690)	$490,723	$689,359

Balance at December 31, 2009	$199,326	$(690)	$490,129	$688,765

Net income	-	-	79,476	79,476
Common stock dividends	-	-	(43,400)	(43,400)
Preferred stock dividends	-	-	(2,121)	(2,121)

Balance at September 30, 2010	$199,326	$(690)	$524,084	$722,720

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$191	$159	$32	20
Commercial	133	114	19	17
Industrial	44	39	5	13
Governmental	11	10	1	10
Total retail	379	322	57	18
Sales for resale
Associated companies	14	17	(3)	(18)
Non-associated companies	12	9	3	33
Other	3	9	(6)	(67)
Total	$408	$357	$51	14

Billed Electric Energy
Sales (GWh):
Residential	2,071	1,808	263	15
Commercial	1,528	1,421	107	8
Industrial	622	599	23	4
Governmental	118	118	-	-
Total retail	4,339	3,946	393	10
Sales for resale
Associated companies	76	69	7	10
Non-associated companies	175	115	60	52
Total	4,590	4,130	460	11

	Nine Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$407	$367	$40	11
Commercial	314	302	12	4
Industrial	110	111	(1)	(1)
Governmental	29	28	1	4
Total retail	860	808	52	6
Sales for resale
Associated companies	34	32	2	6
Non-associated companies	30	23	7	30
Other	36	46	(10)	(22)
Total	$960	$909	$51	6

Billed Electric Energy
Sales (GWh):
Residential	4,851	4,186	665	16
Commercial	3,797	3,607	190	5
Industrial	1,690	1,625	65	4
Governmental	314	306	8	3
Total retail	10,652	9,724	928	10
Sales for resale
Associated companies	230	154	76	49
Non-associated companies	357	268	89	33
Total	11,239	10,146	1,093	11

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2010 Compared to Third Quarter 2009

Net income increased $3.2 million primarily due to higher net revenue and lower interest expense, partially offset by higher other operation and maintenance expenses and higher taxes other than income taxes.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net income increased $5.8 million primarily due to higher net revenue, a lower effective income tax rate, and lower interest expense, partially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and lower other income.

Net Revenue

Third Quarter 2010 Compared to Third Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the third quarter 2010 to the third quarter 2009.

Amount
(In Millions)

2009 net revenue	$68.8
Volume/weather	7.8
Gas cost recovery asset	2.3
Other	2.1
2010 net revenue	$81.0

The volume/weather variance is primarily due to an increase of 83 GWh, or 6%, in billed retail electricity usage primarily due to more favorable weather compared to the same period in 2009.

The gas cost recovery asset variance results from the recognition of a $3 million gas operations regulatory asset associated with the settlement of Entergy New Orleans’ electric and gas formula rate plan case, and the amortization of $0.7 million of that asset.  See Note 2 to the financial statements herein for further discussion of the formula rate plan settlement.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	increased gas and electricity usage due to the effect of more favorable volume/weather, as discussed above;
•	a increase of $6.6 million in electric fuel cost recovery revenues primarily due to the effect of higher usage, as discussed above and higher fuel rates; and
•	an increase of $1.2 million in gas fuel cost recovery revenues due to higher prices.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power coupled with an increase in net area demand.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Amount
(In Millions)

2009 net revenue	$187.9
Volume/weather	15.6
Net gas revenue	11.8
Effect of rate case settlement	(5.0)
Other	6.9
2010 net revenue	$217.2

The volume/weather variance is primarily due to an increase of 315 GWh, or 9%, in billed retail electricity usage primarily due to more favorable weather compared to the same period in 2009.

The net gas variance is primarily due to more favorable weather compared to the same period in 2009, along with the recognition of a $3 million gas operations regulatory asset associated with the settlement of Entergy New Orleans's electric and gas formula rate plan case.  See Note 2 to the financial statements herein for further discussion of the formula rate plan settlement.

The effect of 2009 rate case settlement variance results from the April 2009 settlement of Entergy New Orleans's rate case, and includes the effects of realigning non-fuel costs associated with the operation of Grand Gulf from the fuel adjustment clause to electric base rates effective June 2009.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement.

Other Income Statement Variances

Third Quarter 2010 Compared to Third Quarter 2009

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.5 million in compensation and benefits costs resulting from an increase in the accrual for incentive-based compensation;
•	an increase of $1.6 million in litigation expenses; and
•	an increase of $1.1 million in fossil expenses due to the timing of outages and the increased scope of work during this year’s outage.

Taxes other than income taxes increased primarily due to higher millage rates and an increase in local franchise taxes resulting from higher electric and gas retail revenues as compared with the same period in 2009.

Interest expense decreased primarily due to the repayment of the notes payable issued to affiliates as part of Entergy New Orleans’ plan of reorganization, as described more fully in Note 18 to the financial statements in the Form 10-K.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Other operation and maintenance expenses increased primarily due to:

•	an increase of $13.7 million in fossil expenses due to the timing of outages and the increased scope of work during this year’s outages; and
•
an increase of $2.7 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of asset losses, and an increase in the accrual for incentive-based compensation.  See Note 11 to the financial statements in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Taxes other than income taxes increased primarily due to higher millage rates and an increase in local franchise taxes resulting from higher electric and gas retail revenues as compared with the same period in 2009.

Other income decreased primarily due to carrying costs on Hurricane Gustav and Hurricane Ike storm restoration costs recorded in 2009.

Interest expense decreased primarily due to a decrease in the interest rate on notes payable issued to affiliates as part of Entergy New Orleans’ plan of reorganization, in addition to their repayment in May 2010, as described more fully in Note 18 to the financial statements in the Form 10-K.

Income Taxes

The effective income tax rate was 34.6% for the third quarter 2010 and 32.2% for the nine months ended September 30, 2010.  The difference in the effective income tax rate for the nine months ended September 30, 2010 versus the federal statutory rate of 35% is primarily due to flow-through book and tax timing differences, partially offset by state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 33.6% for the third quarter 2009 and 37.0% for the nine months ended September 30, 2009.  The difference in the effective income tax rate for the third quarter 2009 versus the federal statutory rate of 35% is primarily due to flow-through book and tax timing differences, partially offset by state income taxes.  The difference in the effective income tax rate for the nine months ended September 30, 2009 versus the federal statutory rate of 35% is primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through book and tax timing differences.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$191,191	$137,444

Cash flow provided by (used in):
Operating activities	65,362	78,945
Investing activities	(19,138)	(44,402)
Financing activities	(137,266)	(21,520)
Net increase (decrease) in cash and cash equivalents	(91,042)	13,023

Cash and cash equivalents at end of period	$100,149	$150,467

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $13.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to income tax payments of $21.3 million made in 2010 compared to refunds of $3.2 million received in 2009 and an increase in pension contributions of $4.8 million.  In the third quarter 2010 the Registrant Subsidiaries made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments result from the reversal of temporary differences for which the Registrant Subsidiaries previously received cash tax benefits. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K for a discussion of qualified pension and other postretirement benefits.  The decrease was partially offset by the receipt of $19.2 million of Community Development Block Grant funds, as discussed in Note 2 to the financial statements herein.

Investing Activities

Net cash flow used in investing activities decreased $25.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to money pool activity and a withdrawal from the storm escrow account that was related to Hurricane Gustav costs.

Decreases in Entergy New Orleans's receivable from the money pool are a source of cash flow, and Entergy New Orleans's receivable from the money pool decreased by $31.2 million in the nine months ended September 30, 2010 compared to decreasing by $8.5 million in the nine months ended September 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $115.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:

•	the repayment of $74.3 million of affiliate notes payable in May 2010;
•	the repayment, at maturity, of $30 million of 4.98% Series first mortgage bonds in July 2010; and
•	an increase of $11.5 million in dividends paid on common stock.

See Note 4 to the financial statements for the details of the long-term debt activity.

Capital Structure

Entergy New Orleans's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio is primarily due to the repayment of affiliate notes payable in May 2010 and the repayment of first mortgage bonds in July 2010, as discussed below.

	September 30, 2010	December 31, 2009

Debt to capital	42.2%	54.4%
Effect of subtracting cash from debt	(19.5)%	(28.2)%
Net debt to net capital	22.7%	26.2%

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

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans's uses and sources of capital.  Entergy New Orleans is developing its capital plan for 2011 through 2013 and currently anticipates making $153 million in capital investments during that period, including approximately $106 million for maintenance of existing assets.  The remaining $47 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments, such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth.  Additionally, Entergy New Orleans anticipates investing approximately $38 million in the continued rebuilding of its gas system damaged during Hurricane Katrina in 2005.  Following are additional updates to the information provided in the Form 10-K.

Entergy New Orleans's receivables from the money pool were as follows:

September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
(In Thousands)

$34,940	$66,149	$51,609	$60,093

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

In May 2010, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports.  The filings request a $12.8 million electric base revenue decrease and a $2.4 million gas base revenue increase.  Entergy New Orleans and the City Council's Advisors have reached a settlement that would result in an $18.0 million electric base revenue decrease and zero gas base revenue change effective with the October 2010 billing cycle.  The proposed settlement received unanimous City Council Utility Committee approval on October 19, 2010 and full City Council consideration of the settlement is pending.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", "FERC Audit", and "U.S. Department of Justice Investigation" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Entergy New Orleans, Inc.
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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$172,908	$158,988	$417,540	$404,632
Natural gas	16,691	15,083	90,739	77,670
TOTAL	189,599	174,071	508,279	482,302

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	51,184	49,182	123,142	143,741
Purchased power	59,031	55,370	168,169	149,734
Other operation and maintenance	33,414	26,524	98,595	80,233
Taxes other than income taxes	12,503	11,407	34,574	30,623
Depreciation and amortization	8,795	8,520	26,320	25,290
Other regulatory charges (credits) - net	(1,585)	766	(253)	944
TOTAL	163,342	151,769	450,547	430,565

OPERATING INCOME	26,257	22,302	57,732	51,737

OTHER INCOME
Allowance for equity funds used during construction	174	71	535	180
Interest and dividend income	160	697	456	3,714
Miscellaneous - net	(209)	(180)	(680)	(701)
TOTAL	125	588	311	3,193

INTEREST AND OTHER CHARGES
Interest on long-term debt	2,535	2,903	8,344	8,722
Other interest - net	250	1,541	2,034	3,955
Allowance for borrowed funds used during construction	(84)	(35)	(258)	(74)
TOTAL	2,701	4,409	10,120	12,603

INCOME BEFORE INCOME TAXES	23,681	18,481	47,923	42,327

Income taxes	8,200	6,209	15,414	15,661

NET INCOME	15,481	12,272	32,509	26,666

Preferred dividend requirements and other	242	241	724	724

EARNINGS APPLICABLE TO
COMMON STOCK	$15,239	$12,031	$31,785	$25,942

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
	2010	2009
	(In Thousands)
OPERATING ACTIVITIES
Net income	$32,509	$26,666
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustment	198	-
Other regulatory charges (credits) - net	(253)	944
Depreciation and amortization	26,320	25,290
Deferred income taxes, investment tax credits, and non-current taxes accrued	(56,664)	18,847
Changes in working capital:
Receivables	(3,350)	21,904
Fuel inventory	(750)	4,681
Accounts payable	(330)	(16,069)
Taxes accrued	50,278	(1,053)
Interest accrued	(2,149)	(1,500)
Deferred fuel costs	5,649	4,819
Other working capital accounts	(8,114)	(8,341)
Provision for estimated losses and reserves	(6,451)	4,995
Changes in other regulatory assets	6,474	(3,782)
Changes in pension and other postretirement liabilities	(7,394)	(2,940)
Other	29,389	4,484
Net cash flow provided by operating activities	65,362	78,945

INVESTING ACTIVITIES
Construction expenditures	(56,088)	(47,992)
Allowance for equity funds used during construction	535	180
Change in money pool receivable - net	31,209	8,485
Changes in other investments - net	5,091	(5,094)
Other	115	19
Net cash flow used in investing activities	(19,138)	(44,402)

FINANCING ACTIVITIES
Retirement of long-term debt	(104,993)	(728)
Dividends paid:
Common stock	(31,200)	(19,700)
Preferred stock	(724)	(724)
Other	(349)	(368)
Net cash flow used in financing activities	(137,266)	(21,520)

Net increase (decrease) in cash and cash equivalents	(91,042)	13,023

Cash and cash equivalents at beginning of period	191,191	137,444

Cash and cash equivalents at end of period	$100,149	$150,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$12,020	$13,697
Income taxes	$21,325	$(3,212)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,029	$1,179
Temporary cash investments	99,120	190,012
Total cash and cash equivalents	100,149	191,191
Accounts receivable:
Customer	51,510	41,284
Allowance for doubtful accounts	(1,211)	(1,166)
Associated companies	39,937	78,670
Other	3,170	2,299
Accrued unbilled revenues	20,150	20,328
Total accounts receivable	113,556	141,415
Deferred fuel costs	-	3,996
Accumulated deferred income taxes	399	2,584
Fuel inventory - at average cost	3,283	2,533
Materials and supplies - at average cost	9,956	9,674
Prepayments and other	5,719	4,311
TOTAL	233,062	355,704

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	4,408	9,499
TOTAL	8,683	13,774

UTILITY PLANT
Electric	813,699	789,367
Natural gas	201,950	199,847
Construction work in progress	11,021	21,148
TOTAL UTILITY PLANT	1,026,670	1,010,362
Less - accumulated depreciation and amortization	526,906	514,609
UTILITY PLANT - NET	499,764	495,753

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	118,572	125,686
Other	5,693	6,079
TOTAL	128,345	135,845

TOTAL ASSETS	$869,854	$1,001,076

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$30,000
Notes payable - associated companies	-	74,230
Accounts payable:
Associated companies	26,332	28,138
Other	26,751	23,653
Customer deposits	20,970	20,505
Taxes accrued	51,955	1,677
Interest accrued	1,800	3,949
Deferred fuel costs	1,653	-
System agreement cost equalization	-	6,000
Other	4,914	5,803
TOTAL CURRENT LIABILITIES	134,375	193,955

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	99,247	147,496
Accumulated deferred investment tax credits	1,914	2,153
Regulatory liability for income taxes - net	59,133	58,970
Other regulatory liabilities	39,712	43,148
Retirement cost liability	3,339	3,174
Accumulated provisions	9,540	15,991
Pension and other postretirement liabilities	36,379	43,773
Long-term debt	167,266	168,023
Gas system rebuild insurance proceeds	81,216	90,116
Other	8,782	5,911
TOTAL NON-CURRENT LIABILITIES	506,528	578,755

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2010
and 2009	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	139,133	138,548
TOTAL	209,171	208,586

TOTAL LIABILITIES AND EQUITY	$869,854	$1,001,076

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2008	$33,744	$36,294	$141,388	$211,426

Net income	-	-	26,666	26,666
Common stock dividends	-	-	(19,700)	(19,700)
Preferred stock dividends	-	-	(724)	(724)

Balance at September 30, 2009	$33,744	$36,294	$147,630	$217,668

Balance at December 31, 2009	$33,744	$36,294	$138,548	$208,586

Net income	-	-	32,509	32,509
Common stock dividends	-	-	(31,200)	(31,200)
Preferred stock dividends	-	-	(724)	(724)

Balance at September 30, 2010	$33,744	$36,294	$139,133	$209,171

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$71	$63	$8	13
Commercial	55	51	4	8
Industrial	11	11	-	-
Governmental	22	21	1	5
Total retail	159	146	13	9
Sales for resale
Associated companies	12	13	(1)	(8)
Other	2	-	2	-
Total	$173	$159	$14	9

Billed Electric Energy
Sales (GWh):
Residential	608	549	59	11
Commercial	555	525	30	6
Industrial	139	148	(9)	(6)
Governmental	231	228	3	1
Total retail	1,533	1,450	83	6
Sales for resale
Associated companies	184	241	(57)	(24)
Non-associated companies	1	2	(1)	(50)
Total	1,718	1,693	25	1

	Nine Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$158	$129	$29	22
Commercial	133	126	7	6
Industrial	27	28	(1)	(4)
Governmental	54	52	2	4
Total retail	372	335	37	11
Sales for resale
Associated companies	34	64	(30)	(47)
Other	12	6	6	100
Total	$418	$405	$13	3

Billed Electric Energy
Sales (GWh):
Residential	1,473	1,219	254	21
Commercial	1,441	1,370	71	5
Industrial	380	395	(15)	(4)
Governmental	605	600	5	1
Total retail	3,899	3,584	315	9
Sales for resale
Associated companies	488	1,106	(618)	(56)
Non-associated companies	10	11	(1)	(9)
Total	4,397	4,701	(304)	(6)

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2010 Compared to Third Quarter 2009

Net income decreased by $7 million primarily due to higher other operation and maintenance expenses and lower other income, partially offset by higher net revenue and lower interest expense.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net income increased by $16.2 million primarily due to higher net revenue and lower interest expense, partially offset by lower other income, higher taxes other than income taxes, and higher other operation and maintenance expenses.

Net Revenue

Third Quarter 2010 Compared to Third Quarter 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2010 to the third quarter 2009.

Amount
(In Millions)

2009 net revenue	$153.2
Retail electric price	8.8
Volume/weather	6.5
Securitization transition charge	4.5
Net wholesale revenue	3.0
Purchased power capacity	(14.4)
Other	1.3
2010 net revenue	$162.9

The retail electric price variance is primarily due to rate actions, including an annual base rate increase of $59 million beginning August 2010 as a result of the settlement of the December 2009 rate case.  See Note 2 to the financial statements herein for further discussion of the rate case settlement.

The volume/weather variance is primarily due to increased electricity usage primarily in the residential and commercial sectors, resulting from an increase of 2.7% in customers, coupled with the effect of more favorable weather during the unbilled sales period.  Billed electricity usage increased a total of 121 GWh, or 3%.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K for a discussion of unbilled revenues.

Entergy Texas, Inc. and Subsidiaries
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

The net wholesale revenue variance is primarily due to increased sales to municipal and co-op customers due to the addition of new contracts.

The purchased power capacity variance is primarily due to price increases in ongoing purchased power capacity expense and additional capacity purchases.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $52.6 million in fuel cost recovery revenues primarily attributable to higher fuel rates and increased usage, and an increase of $43.2 million in gross wholesale revenues as a result of the addition of new customer contracts, as discussed above.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of purchased power and natural gas.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Amount
(In Millions)

2009 net revenue	$360.9
Volume/weather	25.6
Net wholesale revenue	25.2
Rough production cost equalization	18.6
Securitization transition charge	13.7
Retail electric price	6.2
Purchased power capacity	(31.8)
Other	5.3
2010 net revenue	$423.7

The volume/weather variance is primarily due to increased electricity usage primarily in the residential and commercial sectors, resulting from an increase of 3.7% in customers, coupled with the effect of more favorable weather on residential sales.  Billed electricity usage increased a total of 642 GWh, or 5%.

The net wholesale revenue variance is primarily due to increased sales to municipal and co-op customers due to the addition of new contracts.

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

Entergy Texas, Inc. and Subsidiaries
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

The retail electric price variance is primarily due to rate actions, including an annual base rate increase of $59 million beginning August 2010 as a result of the settlement of the December 2009 rate case.  See Note 2 to the financial statements herein for further discussion of the rate case settlement.

The purchased power capacity variance is primarily due to price increases in ongoing purchased power capacity expense and additional capacity purchases.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $155.7 million in gross wholesale revenues as a result of the addition of new customer contracts and an increase of $25.6 million related to volume/weather, as discussed above.  The increase was partially offset by a decrease of $27.8 million in rider revenues and a decrease of $26.6 million in fuel cost recovery revenues primarily attributable to lower fuel rates and the interim fuel refund in the first quarter 2010.  The interim fuel refund and the PUCT approval is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of purchased power and natural gas, substantially offset by a decrease in deferred fuel expenses as the result of lower fuel revenues, as discussed above.

Other Income Statement Variances

Third Quarter 2010 Compared to Third Quarter 2009

Other operation and maintenance expenses increased primarily due to the amortization of $11 million of rate case expenses.  See Note 2 to the financial statements herein for further discussion of the rate case settlement.

Other income decreased primarily due to carrying costs recorded in 2009 on storm restoration costs as approved by Texas legislation.  See Note 2 to the financial statements in the Form 10-K for further discussion of Hurricane Ike storm cost recovery filings.

Interest and other charges decreased primarily due to lower interest on deferred fuel costs and the pay-down of the debt assumption agreement liability, partially offset by the issuance of $546 million in securitization bonds in November 2009 and the issuance of $200 million of 3.6% Series mortgage bonds in May 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Other operation and maintenance expenses increased primarily due to the amortization of $11 million of rate case expenses.  See Note 2 to the financial statements herein for further discussion of the rate case settlement.  The increase was partially offset by a charge of $6.8 million in June 2009 resulting from the Hurricane Ike and Hurricane Gustav storm cost recovery settlement with the PUCT.  See Note 2 to the financial statements in the Form 10-K for discussion of this settlement.

Entergy Texas, Inc. and Subsidiaries
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

Interest and other charges decreased primarily due to lower interest on deferred fuel costs, the repayment of Entergy Texas's $160 million note payable from Entergy Corporation in January 2009, and the pay-down of the debt assumption agreement liability.  The decrease was partially offset by the issuance of $546 million in securitization bonds in November 2009, the issuance of $150 million of 7.875% Series mortgage bonds in May 2009 and the issuance of $200 million of 3.6% Series mortgage bonds in May 2010.

Income Taxes

The effective income tax rate was 38.5% for the third quarter 2010 and 39.3% for the nine months ended September 30, 2010.  The difference in the effective income tax rate for the third quarter 2010 versus the federal statutory rate of 35% is primarily due to certain book and tax differences related to utility plant items.  The difference in the effective income tax rate for the nine months ended September 30, 2010 versus the federal statutory rate of 35% is primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to allowance for equity funds used during construction and the amortization of investment tax credits.

The effective income tax rate was 35.6% for the third quarter 2009 and 38.6% for the nine months ended September 30, 2009.  The difference in the effective income tax rate for the nine months ended September 30, 2009 versus the federal statutory rate of 35% is primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$200,703	$2,239

Cash flow provided by (used in):
Operating activities	(326)	46,255
Investing activities	(76,769)	(156,231)
Financing activities	(77,933)	243,169
Net increase (decrease) in cash and cash equivalents	(155,028)	133,193

Cash and cash equivalents at end of period	$45,675	$135,432

Operating Activities

Entergy Texas's operating activities used $0.3 million of cash for the nine months ended September 30, 2010 compared to providing $46.3 million of cash for the nine months ended September 30, 2009 primarily due to the timing of collection of receivables from customers and an $87.8 million fuel cost refund made in the first quarter 2010, which is discussed further in the Form 10-K, partially offset by Hurricane Ike restoration spending in 2009.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $79.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to money pool activity and a decrease in construction expenditures due to Hurricane Ike spending in 2009, offset by a decrease of $27.6 million in insurance proceeds and increased remittances to the securitization trust account as a result of the issuance of $546 million in securitization bonds in November 2009.  See Note 5 to the financial statements in the Form 10-K for further discussion of the issuance of the securitization bonds.

Decreases in Entergy Texas's receivable from the money pool are a source of cash flow, and Entergy Texas's receivable from the money pool decreased by $53.3 million for the nine months ended September 30, 2010 compared to increasing by $46.4 million for the nine months ended September 30, 2009.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Texas's financing activities used $77.9 million of cash for the nine months ended September 30, 2010 compared to providing $243.2 million of cash for the nine months ended September 30, 2009 primarily due to:

•	the issuance of $500 million of 7.125% Series mortgage bonds in January 2009;
•	the issuance of $150 million of 7.875% Series mortgage bonds in May 2009;
•	the issuance of $200 million of 3.60% Series mortgage bonds in May 2010;
•	the retirement of $190 million of long-term debt in 2010 compared to $80 million in 2009; and
•	an increase of $83 million in common equity distributions.

The use of cash was partially offset by:

•	the repayment of Entergy Texas's $160 million note payable to Entergy Corporation in January 2009;
•	the repayment of $100 million outstanding on Entergy Texas's credit facility in February 2009; and
•	money pool activity.

Decreases in Entergy Texas's payable to the money pool is a use of cash flow, and Entergy Texas's payable to the money pool decreased by $50.8 million for the nine months ended September 30, 2009.

Capital Structure

Entergy Texas's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2010	December 31, 2009

Debt to capital	66.9%	66.3%
Effect of excluding the securitization bonds	(16.1)%	(17.1)%
Debt to capital, excluding securitization bonds (1)	50.8%	49.2%
Effect of subtracting cash from debt	(1.3)%	(6.9)%
Net debt to net capital, excluding securitization bonds (1)	49.5%	42.3%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Uses and Sources of Capital

           See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas's uses and sources of capital.  Entergy Texas is developing its capital plan for 2011 through 2013 and currently anticipates making $641 million in capital investments during that period, including approximately $328 million for maintenance of existing assets.  The remaining $313 million is associated with specific investments such as environmental compliance spending, plant upgrades, transmission upgrades and system improvements, and other investments such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth.  Following are updates to the information provided in the Form 10-K.

Entergy Texas's receivables from or (payables to) the money pool were as follows:

September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
(In Thousands)

$16,022	$69,317	$46,412	($50,794)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of September 30, 2010.

In May 2010, Entergy Texas issued $200 million of 3.60% Series mortgage bonds due June 2015.  Entergy Texas used the proceeds to pay prior to maturity Entergy Texas's remaining obligations (with interest rates ranging from 4.875% to 6.18% per annum and maturities ranging from November 1, 2011 to March 1, 2035) pursuant to the debt assumption agreement with Entergy Gulf States Louisiana and for other general corporate purposes.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to that discussion.

As discussed in the Form 10-K, in December 2009, Entergy Texas filed a rate case requesting a $198.7 million increase reflecting an 11.5% return on common equity based on an adjusted June 2009 test year.  The filing includes a proposed cost of service adjustment rider with a three-year term beginning with the 2010 calendar year as the initial evaluation period.  Key provisions include a plus or minus 15 basis point bandwidth, with earnings outside the bandwidth reset to the bottom or top of the band and rates changing prospectively depending upon whether Entergy Texas is under or over-earning.  The annual change in revenue requirement is limited to a percentage change in the Consumer Price Index for urban areas, and the filing includes a provision for extraordinary events greater than $10 million per year that would be considered separately.  The filing also proposes a purchased power recovery rider and a competitive generation service tariff and will establish test year baseline values to be used in the transmission cost recovery factor rider authorized for use by Entergy Texas in the 2009 legislative session.  The rate case also includes a $2.8 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the 70% share of River Bend for which Entergy Texas retail customers are partially responsible, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  Beginning in May 2010, Entergy Texas implemented a $17.5 million interim rate increase, subject to refund.  Intervenors and PUCT Staff filed testimony opposing the riders discussed above and recommended adjustments that would result in a maximum rate increase of, based on the PUCT Staff’s testimony, $58 million.  Hearings regarding the merits of the competitive generation service tariff, which was a proposal required by law that would allow eligible customers to obtain alternative generation supply, were held in July 2010.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The parties filed a settlement in August 2010 intended to resolve the other issues in the rate case proceeding.  The settlement provides for a $59 million base rate increase for electricity usage beginning August 15, 2010, with an additional increase of $9 million for bills rendered beginning May 2, 2011.  The settlement stipulates an authorized return on equity of 10.125%.  The settlement provides that Entergy Texas's proposed cost of service adjustment rider, purchased power recovery rider, and transmission cost recovery factors will not be approved in the rate case proceeding, although baseline values were established to be used in Entergy Texas's request for a transmission recovery factor that will be made in a separate proceeding.  The settlement states that Entergy Texas's fuel costs for the period April 2007 through June 2009 are reconciled, with $3.25 million of disallowed costs, which were included in the interim fuel refund discussed below.  The settlement also sets River Bend decommissioning costs at $2.0 million annually.  Consistent with the settlement, in the third quarter 2010, Entergy Texas amortized $11 million of rate case costs.  The May and August 2010 rate changes have contributed approximately $11.8 million to Entergy Texas's revenues in 2010.  In October 2010 the ALJ forwarded the settlement to the PUCT for its consideration and also recommended rejection of the competitive generation service tariff.  The PUCT is scheduled to consider the settlement and ALJ's recommendation in November 2010.

As discussed in the Form 10-K, in January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 rough production cost equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  In December 2008 the PUCT adopted an ALJ proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, the PUCT's decision results in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery.  The PUCT denied Entergy Texas's motion for rehearing and Entergy Texas commenced proceedings in both state and federal district courts seeking to reverse the PUCT's decision.  The federal proceeding had been abated pending appeal of the FERC's order in the proceeding discussed below.

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

In the settlement of Entergy Texas's December 2009 rate case proceeding, Entergy Texas agreed to credit to customers $18.6 million after the settlement is approved by the PUCT, with the parties agreeing that this amount represents the remaining portion of the 2007 rough production cost equalization payments received by Entergy Texas.  Entergy Texas also agreed to dismiss the state and federal district court proceedings and its appeal of the FERC's decision, all of which were seeking to change the result of the December 2008 PUCT decision.  The settlement of the 2009 rate case is pending before the PUCT.

In June 2010, Entergy Texas filed with the PUCT a request to refund approximately $66 million, including interest, of fuel cost recovery over-collections through May 2010.  In September 2010 the PUCT issued an order providing for a $77 million refund for fuel cost recovery over-collections through June 2010.  The refund will be made for most customers over a three-month period beginning with the September 2010 billing cycle.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", "FERC Audit", and "U.S. Department of Justice Investigation" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Entergy Texas, Inc. and Subsidiaries
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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$514,786	$399,496	$1,322,145	$1,190,289

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	103,386	77,529	238,842	347,405
Purchased power	229,229	159,088	610,805	438,505
Other operation and maintenance	57,747	44,735	153,070	150,320
Decommissioning	52	49	154	145
Taxes other than income taxes	15,141	14,356	45,900	42,298
Depreciation and amortization	17,428	19,721	56,334	56,924
Other regulatory charges - net	19,307	9,691	48,846	43,478
TOTAL	442,290	325,169	1,153,951	1,079,075

OPERATING INCOME	72,496	74,327	168,194	111,214

OTHER INCOME
Allowance for equity funds used during construction	887	1,042	5,025	4,561
Interest and dividend income	2,179	11,956	5,815	40,404
Miscellaneous - net	(3,672)	(658)	(2,523)	336
TOTAL	(606)	12,340	8,317	45,301

INTEREST AND OTHER CHARGES
Interest on long-term debt	23,580	25,854	72,462	71,801
Other interest - net	(1,657)	2,045	(1,337)	6,104
Allowance for borrowed funds used during construction	(632)	(482)	(3,143)	(2,201)
TOTAL	21,291	27,417	67,982	75,704

INCOME BEFORE INCOME TAXES	50,599	59,250	108,529	80,811

Income taxes	19,467	21,069	42,646	31,155

NET INCOME	$31,132	$38,181	$65,883	$49,656

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$65,883	$49,656
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Reserve for regulatory adjustments	692	-
Other regulatory charges - net	48,846	43,478
Depreciation, amortization, and decommissioning	56,488	57,069
Deferred income taxes, investment tax credits, and non-current taxes accrued	60,787	6,844
Changes in working capital:
Receivables	(80,774)	182,852
Fuel inventory	1,475	(1,852)
Accounts payable	42,552	(113,033)
Taxes accrued	(11,120)	(49,595)
Interest accrued	(4,220)	8,831
Deferred fuel costs	(52,115)	93,449
Other working capital accounts	(116,661)	(97,392)
Provision for estimated losses and reserves	(2,507)	(4,004)
Changes in other regulatory assets	64,672	(167,389)
Other	(74,324)	37,341
Net cash flow provided by (used in) operating activities	(326)	46,255

INVESTING ACTIVITIES
Construction expenditures	(119,518)	(138,916)
Allowance for equity funds used during construction	5,025	4,561
Insurance proceeds	5,293	32,895
Change in money pool receivable - net	53,295	(46,412)
Changes in transition charge account	(23,182)	(8,359)
Changes in other investments	2,318	-
Net cash flow used in investing activities	(76,769)	(156,231)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	198,489	637,341
Retirement of long-term debt	(190,022)	(79,978)
Changes in money pool payable - net	-	(50,794)
Repayment of loan from Entergy Corporation	-	(160,000)
Changes in credit borrowings - net	-	(100,000)
Dividends paid:
Common stock	(86,400)	(3,400)
Net cash flow provided by (used in) financing activities	(77,933)	243,169

Net increase (decrease) in cash and cash equivalents	(155,028)	133,193

Cash and cash equivalents at beginning of period	200,703	2,239

Cash and cash equivalents at end of period	$45,675	$135,432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$72,170	$66,330
Income taxes	$5,124	$6,000

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$185	$1,552
Temporary cash investments	45,490	199,151
Total cash and cash equivalents	45,675	200,703
Securitization recovery trust account	36,280	13,098
Accounts receivable:
Customer	69,914	51,194
Allowance for doubtful accounts	(2,590)	(844)
Associated companies	75,700	75,437
Other	10,692	10,688
Accrued unbilled revenues	45,965	35,727
Total accounts receivable	199,681	172,202
Accumulated deferred income taxes	18,329	59,399
Fuel inventory - at average cost	53,482	54,957
Materials and supplies - at average cost	28,949	30,432
Prepayments and other	16,388	16,357
TOTAL	398,784	547,148

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	833	845
Non-utility property - at cost (less accumulated depreciation)	1,296	1,496
Other	16,887	16,309
TOTAL	19,016	18,650

UTILITY PLANT
Electric	3,157,378	3,074,334
Construction work in progress	94,141	82,167
TOTAL UTILITY PLANT	3,251,519	3,156,501
Less - accumulated depreciation and amortization	1,235,695	1,210,172
UTILITY PLANT - NET	2,015,824	1,946,329

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	93,550	95,894
Other regulatory assets (includes securitization transition property of $774,774 as of September 30, 2010)	1,168,711	1,232,101
Long-term receivables	32,998	34,340
Other	20,939	21,176
TOTAL	1,316,198	1,383,511

TOTAL ASSETS	$3,749,822	$3,895,638

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing portion of debt assumption liability	$-	$167,742
Accounts payable:
Associated companies	94,477	47,677
Other	65,526	70,147
Customer deposits	37,883	39,665
Taxes accrued	66,461	77,581
Interest accrued	26,355	30,575
Deferred fuel costs	50,633	102,748
Pension and other postretirement liabilities	1,152	935
System agreement cost equalization	-	117,204
Other	5,648	2,674
TOTAL	348,135	656,948

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	769,608	740,074
Accumulated deferred investment tax credits	21,335	22,532
Other regulatory liabilities	24,169	20,417
Asset retirement cost liabilities	3,598	3,445
Accumulated provisions	6,203	8,710
Pension and other postretirement liabilities	65,679	78,722
Long-term debt (includes securitization bonds of $816,088 as of September 30, 2010)	1,668,151	1,490,283
Other	18,971	30,017
TOTAL	2,577,714	2,394,200

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2010 and 2009	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	292,527	313,044
TOTAL	823,973	844,490

TOTAL LIABILITIES AND EQUITY	$3,749,822	$3,895,638

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2008	$49,452	$481,994	$368,703	$900,149

Net income	-	-	49,656	49,656
Common stock dividends	-	-	(3,400)	(3,400)

Balance at September 30, 2009	$49,452	$481,994	$414,959	$946,405

Balance at December 31, 2009	$49,452	$481,994	$313,044	$844,490

Net income	-	-	65,883	65,883
Common stock dividends	-	-	(86,400)	(86,400)

Balance at September 30, 2010	$49,452	$481,994	$292,527	$823,973

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$195	$157	$38	24
Commercial	94	70	24	34
Industrial	63	58	5	9
Governmental	6	4	2	50
Total retail	358	289	69	24
Sales for resale
Associated companies	128	106	22	21
Non-associated companies	25	4	21	525
Other	4	-	4	-
Total	$515	$399	$116	29

Billed Electric Energy
Sales (GWh):
Residential	1,955	1,902	53	3
Commercial	1,284	1,228	56	5
Industrial	1,494	1,482	12	1
Governmental	73	73	-	-
Total retail	4,806	4,685	121	3
Sales for resale
Associated companies	1,253	1,198	55	5
Non-associated companies	385	93	292	314
Total	6,444	5,976	468	8

	Nine Months Ended		Increase/
Description	2010	2009	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$433	$416	$17	4
Commercial	245	254	(9)	(4)
Industrial	212	249	(37)	(15)
Governmental	17	16	1	6
Total retail	907	935	(28)	(3)
Sales for resale
Associated companies	318	221	97	44
Non-associated companies	64	6	58	967
Other	33	28	5	18
Total	$1,322	$1,190	$132	11

Billed Electric Energy
Sales (GWh):
Residential	4,706	4,243	463	11
Commercial	3,313	3,150	163	5
Industrial	4,199	4,191	8	-
Governmental	202	194	8	4
Total retail	12,420	11,778	642	5
Sales for resale
Associated companies	2,904	3,041	(137)	(5)
Non-associated companies	1,079	134	945	705
Total	16,403	14,953	1,450	10

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

Net income remained relatively flat, increasing $0.3 million for the third quarter 2010 compared to the third quarter of 2009.

Net income decreased $4.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a decrease in rate base resulting in lower operating income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$264,482	$102,788

Cash flow provided by (used in):
Operating activities	190,759	206,833
Investing activities	(135,115)	(67,745)
Financing activities	(41,450)	(92,277)
Net increase in cash and cash equivalents	14,194	46,811

Cash and cash equivalents at end of period	$278,676	$149,599

Operating Activities

Net cash provided by operating activities decreased $16.1 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to an increase of $18.3 million in income tax payments and an increase of $8.9 million in pension contributions.  In the third quarter 2010 the Registrant Subsidiaries made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments result from the reversal of temporary differences for which the Registrant Subsidiaries previously received cash tax benefits.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K for a discussion of qualified pension and other postretirement benefits.

System  Energy Resources, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities increased $67.4 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:

•	an increase of $129.5 million in nuclear fuel purchases due to the timing of refueling outages; and
•	an increase of $57.2 million in construction costs primarily due to the Grand Gulf power uprate project.

The increase was partially offset by:

•	the proceeds from the transfer of $100.3 million in development costs related to Entergy New Nuclear Development, LLC, as discussed in the Form 10-K; and
•	the repayment of $25.6 million by Entergy New Orleans of a note issued in resolution of its bankruptcy proceedings.

Financing Activities

Net cash used in financing activities decreased $50.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to:

•	the issuance in April 2010 of $60 million of 5.33% Series G notes by the nuclear fuel company variable interest entity to finance its fuel procurement activities; and
•	the net issuance of $37.8 million of commercial paper by the nuclear fuel company variable interest entity to finance its fuel procurement activities.

The decrease was partially offset by:

•	an increase of $33.4 million in dividends paid on common stock; and
•	an increase of $13.3 million in the January 2010 principal payment made on the Grand Gulf sale-leaseback compared to the January 2009 principal payment.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2010	December 31, 2009

Debt to capital	52.6%	49.7%
Effect of subtracting cash from debt	(9.4)%	(9.6)%
Net debt to net capital	43.2%	40.1%

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

System  Energy Resources, Inc.
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital.  System Energy is developing its capital plan for 2011 through 2013 and currently anticipates making $431 million in capital investments during that period, including approximately $48 million for maintenance of existing assets.  The remaining $383 million is associated with specific investments, primarily the approximately 178 MW Grand Gulf uprate project.  Following are updates to the information provided in the Form 10-K.

System Energy's receivables from the money pool were as follows:

September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
(In Thousands)

$94,476	$90,507	$44,879	$42,915

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$151,781	$148,789	$404,783	$406,548

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	21,387	16,152	49,012	47,480
Nuclear refueling outage expenses	4,069	4,811	13,287	14,398
Other operation and maintenance	31,941	32,020	92,231	90,485
Decommissioning	7,912	7,364	23,318	21,953
Taxes other than income taxes	5,600	6,032	17,689	18,538
Depreciation and amortization	41,027	42,212	94,328	94,373
Other regulatory credits - net	(2,188)	(3,263)	(7,803)	(13,744)
TOTAL	109,748	105,328	282,062	273,483

OPERATING INCOME	42,033	43,461	122,721	133,065

OTHER INCOME
Allowance for equity funds used during construction	2,630	2,825	6,862	9,439
Interest and dividend income	4,003	2,683	10,625	4,239
Miscellaneous - net	(104)	(183)	(333)	(445)
TOTAL	6,529	5,325	17,154	13,233

INTEREST AND OTHER CHARGES
Interest on long-term debt	14,453	12,798	37,166	35,154
Other interest - net	4	86	11	214
Allowance for borrowed funds used during construction	(910)	(950)	(2,375)	(3,167)
TOTAL	13,547	11,934	34,802	32,201

INCOME BEFORE INCOME TAXES	35,015	36,852	105,073	114,097

Income taxes	12,716	14,826	41,719	45,986

NET INCOME	$22,299	$22,026	$63,354	$68,111

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$63,354	$68,111
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(7,803)	(13,744)
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	152,269	116,326
Deferred income taxes, investment tax credits, and non-current taxes accrued	(69,029)	164,366
Changes in working capital:
Receivables	(5,668)	(950)
Accounts payable	(7,970)	8,616
Prepaid taxes and taxes accrued	77,667	(132,362)
Interest accrued	(17,978)	(15,847)
Other working capital accounts	(19,727)	7,320
Provision for estimated losses and reserves	(2,009)	(99)
Changes in other regulatory assets	38,221	(9,558)
Pensions and other postretirement liabilities	(11,594)	(3,013)
Other	1,026	17,667
Net cash flow provided by operating activities	190,759	206,833

INVESTING ACTIVITIES
Construction expenditures	(113,771)	(56,605)
Proceeds from the transfer of development costs	100,280	-
Allowance for equity funds used during construction	6,862	9,439
Nuclear fuel purchases	(129,504)	-
Proceeds from nuclear decommissioning trust fund sales	236,685	338,124
Investment in nuclear decommissioning trust funds	(257,258)	(356,897)
Changes in money pool receivable - net	(3,969)	(1,964)
Changes in other investments	25,560	158
Net cash flow used in investing activities	(135,115)	(67,745)

FINANCING ACTIVITIES
Proceeds from the issuance of long term debt	56,688	-
Retirement of long-term debt	(41,715)	(28,440)
Changes in short-term borrowings - net	37,777	-
Dividends paid:
Common stock	(94,200)	(60,800)
Other	-	(3,037)
Net cash flow used in financing activities	(41,450)	(92,277)

Net increase in cash and cash equivalents	14,194	46,811

Cash and cash equivalents at beginning of period	264,482	102,788

Cash and cash equivalents at end of period	$278,676	$149,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$50,324	$47,425
Income taxes	$26,617	$8,336

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$126	$926
Temporary cash investments	278,550	263,556
Total cash and cash equivalents	278,676	264,482
Accounts receivable:
Associated companies	146,473	139,602
Other	7,245	4,479
Total accounts receivable	153,718	144,081
Note receivable - Entergy New Orleans	-	25,560
Materials and supplies - at average cost	82,690	80,934
Deferred nuclear refueling outage costs	26,794	8,432
Prepaid taxes	-	69,366
Prepayments and other	2,543	936
TOTAL	544,421	593,791

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	364,121	327,046
TOTAL	364,121	327,046

UTILITY PLANT
Electric	3,365,163	3,324,876
Property under capital lease	483,960	481,065
Construction work in progress	163,899	198,887
Nuclear fuel under capital lease	-	75,438
Nuclear fuel	173,275	9,333
TOTAL UTILITY PLANT	4,186,297	4,089,599
Less - accumulated depreciation and amortization	2,389,249	2,315,141
UTILITY PLANT - NET	1,797,048	1,774,458

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	90,365	101,915
Other regulatory assets	254,095	290,048
Other	20,724	11,824
TOTAL	365,184	403,787

TOTAL ASSETS	$3,070,774	$3,099,082

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$33,740	$41,715
Notes payable	56,038	-
Accounts payable:
Associated companies	7,253	5,349
Other	37,841	45,826
Taxes accrued	8,301	-
Accumulated deferred income taxes	10,115	3,040
Interest accrued	34,599	51,257
Obligations under capital leases	-	50,445
Other	1,998	-
TOTAL	189,885	197,632

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	514,401	588,722
Accumulated deferred investment tax credits	55,624	58,231
Obligations under capital leases	-	24,993
Other regulatory liabilities	206,479	197,437
Decommissioning	444,726	421,408
Accumulated provisions	-	2,009
Pension and other postretirement liabilities	63,854	75,448
Long-term debt	796,709	703,260
TOTAL	2,081,793	2,071,508

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2010 and 2009	789,350	789,350
Retained earnings	9,746	40,592
TOTAL	799,096	829,942

TOTAL LIABILITIES AND EQUITY	$3,070,774	$3,099,082

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Retained Earnings	Total
Balance at December 31, 2008	$789,350	$66,984	$856,334

Net income	-	68,111	68,111
Common stock dividends	-	(60,800)	(60,800)

Balance at September 30, 2009	$789,350	$74,295	$863,645

Balance at December 31, 2009	$789,350	$40,592	$829,942

Net income	-	63,354	63,354
Common stock dividends	-	(94,200)	(94,200)

Balance at September 30, 2010	$789,350	$9,746	$799,096

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

Entergy New Orleans Fuel Adjustment Clause Litigation

As discussed in more detail in the Form 10-K, in April 1999 a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers.  The plaintiffs sought treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council.  In the fourth quarter 2010, Entergy reached an agreement with the plaintiffs that, if approved by the court, will end the proceeding.

Entergy New Orleans Rate of Return Lawsuit

As discussed in more detail in the Form 10-K, in April 1998 a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans.  The plaintiffs allege that Entergy New Orleans overcharged ratepayers in violation of limits on Entergy New Orleans' rate of return that the plaintiffs allege were established by ordinances passed by the City Council in 1922.  In May 2000, a court of appeal granted Entergy New Orleans' exception to jurisdiction in the case and dismissed the proceeding.  The Louisiana Supreme Court denied the plaintiffs' request for a writ of certiorari.  The plaintiffs then commenced a similar proceeding before the City Council.  In December 2003, the City Council advisors filed a motion in the City Council proceedings to bifurcate the hearing in this matter, such that the effect of the provision of the 1922 Ordinance in setting lawful rates would be considered first.  Only if it is determined that this provision establishes a limitation would remaining issues be reached.

The motion to bifurcate was granted by the City Council in April 2004, and a hearing on the first part of the bifurcated proceeding was completed in June 2005.  After the submission of briefs and oral argument in April 2006, the City Council dismissed with prejudice the plaintiffs' claims on multiple grounds.  In May 2006, the plaintiffs appealed the City Council's decision.  Entergy New Orleans also appealed, separately, certain evidentiary rulings included in the City Council's decision.  These matters were consolidated and oral argument on these appeals took place before the Civil District Court in August 2008.  On July 6, 2010, one of the exceptions raised by Entergy New Orleans in response to plaintiffs' claims, the exception of no cause of action, was granted by the Civil District Court, dismissing plaintiffs' claims with prejudice.  Plaintiffs have initiated an appeal to the Louisiana Fourth Circuit Court of Appeal.  In the fourth quarter 2010, Entergy New Orleans reached an agreement with the plaintiffs, if approved by the court, that will end the proceeding.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

7/01/2010-7/31/2010	915,951	$76.93	915,951	$622,711,381
8/01/2010-8/31/2010	1,605,600	$78.69	1,605,600	$536,352,868
9/01/2010-9/30/2010	4,243,000	$78.03	4,243,000	$208,902,845
Total	6,764,551		6,764,551

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

In October 2010 the Board granted authority for an additional $500 million share repurchase program.  The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.

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

In September 2010, the owner of a minority interest in Entergy's White Bluff and Independence facilities, located in Arkansas, received a request from the EPA for several categories of information concerning capital and maintenance projects at the facilities, in order to determine compliance with the Clean Air Act.  It is likely that this request eventually will be referred to Entergy for response as the majority owner and operator.  No allegation of a violation of law is made in the EPA request for information.  Entergy will respond to the information request as appropriate.

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

The Beaumont-Port Arthur area was originally classified as a "marginal" nonattainment area under the 1997 8-hour standard with an attainment date of June 15, 2007.  On March 18, 2008, the EPA published a notice that the Beaumont-Port Arthur area had failed to meet the standard by the attainment date based on the area's 2004-2006 monitoring data and that the EPA was proceeding with a "bump-up" of the area to the next higher nonattainment level. The 2005-2007 and subsequent monitoring data showed the area to be in attainment, however, and on July 9, 2008, the Texas Commission on Environmental Quality proposed a plan for EPA re-designation of the area from nonattainment to attainment under both the 8-hour ozone standard and the previous 1-hour standard.  On October 20, 2010, the EPA published notice of final redesignation of the Beaumont-Port Arthur area to attainment status for both the 1997 8-hour ozone standard and the revoked 1-hour ozone standard.

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

The EPA released the proposed Transport Rule to replace the CAIR on July 9, 2010.  The EPA accepted comments until October 1, 2010 and expects to issue the final Transport Rule in late spring 2011.  As proposed, the rule will become effective January 2012.  Entergy’s capital investment and annual allowance purchase costs under the Transport Rule will depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, generation unit utilization and availability/cost of purchased power.

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology on certain of Entergy's coal and oil generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas's White Bluff power plant affects a Class I Area's visibility and will be subject to the EPA's presumptive BART requirements to install scrubbers and low NOx burners.  Under then current regulations, the scrubbers would have had to be operational by October 2013.  Entergy filed a petition in December 2009 with the Arkansas Pollution Control and Ecology (APC&E) Commission requesting a variance from this deadline, however, because the EPA has not approved Arkansas's Regional Haze SIP and the EPA has recently expressed concerns about Arkansas's Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas's petition requested that, consistent with federal law, the compliance deadline be changed to as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The APC&E Commission approved the variance at the Commission's March 26, 2010 meeting.  No party appealed the variance, and the ruling is final.  The timeline for EPA action on the Arkansas Regional Haze SIP is uncertain at this time.

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

Currently, the White Bluff project is suspended, but Entergy Arkansas estimates that its share of the project could cost approximately $500 million.  The plant would continue to operate during construction, although an outage would be necessary to complete the tie-in of the scrubbers.  Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates are likely to change based on the results of this continuing analysis.

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

The Tailoring Rule went into effect on August 2, 2010 but will not immediately affect Entergy's cost of operations.

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

Groundwater at Certain Nuclear Sites

As discussed further in the Form 10-K, in January 2010, Vermont Yankee was notified by its off-site analytical laboratory that a sample collected from a groundwater monitoring well in mid-November 2009 showed elevated levels of tritium.  Tritium is a radioactive form of hydrogen that occurs naturally and is also a byproduct of nuclear plant operations.  In March 2010, Vermont Yankee announced that it has identified the source of the tritium leakage at the plant, and that it has stopped the leakage.  Remediation of the soil is complete and groundwater remediation is ongoing.  In October 2010, Vermont Yankee received lab results confirming the presence of low levels of tritium at concentrations well below the EPA drinking water limit in a former on-site drinking water well.  Vermont Yankee has discontinued use of this well as a drinking water source since February 2010.  To date no tritium has been detected in the Connecticut River.  Both the NRC and the Vermont Department of Health have stated that tritium at the Vermont Yankee facility has not been a threat to public health and safety.  Non-Utility Nuclear expects to incur approximately $17.5 million in operating expenses related to the investigation of the leakage and its remediation, including approximately $14 million incurred through September 2010.

In February 2010 the Vermont Public Service Board (VPSB) began a proceeding to conduct an investigation into whether Non-Utility Nuclear should be required to cease operations at Vermont Yankee, or take other ameliorative actions, pending completion of repairs to stop releases of tritium or other radionuclides into the environment.  This investigation will also consider whether good cause exists to modify or revoke the Vermont Yankee certificate of public good that the VPSB issued in 2002 and whether any penalties should be imposed on Non-Utility Nuclear for any identified violations of Vermont statutes or VPSB orders related to those releases.  The proceeding and VPSB investigation were opened prior to Non-Utility Nuclear locating the source and beginning the remediation of the tritium leaking into groundwater at Vermont Yankee.  The VPSB conceded in its order that its jurisdiction to conduct all or portions of the investigation may be preempted by federal law or regulation, and the parties were asked to brief preemption issues during the initial phase of the proceeding.  Initial and reply briefs on the issue of the VPSB's jurisdiction were filed by the parties, including Vermont Yankee, in August and September 2010.  On October 22, 2010, the VPSB ordered the parties to appear for evidentiary hearings in December 2010.  Resolution of the jurisdictional issue is still pending.

As part of the industry's voluntary groundwater initiative, Entergy continues to monitor groundwater wells at each of its other nuclear sites.  Entergy has notified the NRC and appropriate state or local officials in Massachusetts, Mississippi, and New York of low levels of tritium that have been detected in groundwater monitoring wells at the Pilgrim, Grand Gulf, and Indian Point nuclear sites.  In each case, no new leaks have been identified, and the tritium levels detected are not necessarily indicative of a leaking plant system.  Nonetheless, Entergy is taking measures to identify the source of the tritium at these sites and to fully inform appropriate officials.

Coal Combustion Residuals

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

As written, the proposed regulations would require new compliance requirements including modified storage, new notification and reporting practices, new financial assurance requirements, and product disposal considerations.  According to EPA estimates, the annualized cost of on-site disposal under the two proposals would be $3.6 million to $9 million for the White Bluff and Independence facilities and $1.7 million to $3.3 million for the Nelson Unit 6 facility.  If Entergy utilized off-site disposal, which it would not plan to do, the EPA’s total cost estimates for disposal of CCRs under Subtitle C regulation ranges from $250 to $350 million per year.

Other Environmental Matters

Entergy Gulf States Louisiana and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Gulf States, Inc. that the TCEQ believed that Entergy Gulf States, Inc. is one of many potentially responsible parties (PRP) concerning contamination existing at the Spector Salvage Yard proposed state superfund site in Orange, Texas.  The TCEQ conducted a removal action consisting of the excavation and offsite disposal of contaminated surface soil.  Entergy Gulf States Louisiana and Entergy Texas do not believe that the former Gulf States Utilities contributed any significant amount of hazardous substances to this site.  Entergy Gulf States Louisiana and Entergy Texas, as members of a site response group, have negotiated a settlement with TCEQ and the Texas Attorney General to complete this litigation within its existing cleanup provisions.  The settlement has been judicially approved.

Property

Following is an update to the Non-Utility Nuclear, Property section of Part I, Item 1 of the Form 10-K.

Generating Stations

As discussed further in the Form 10-K, the Pilgrim operating license expires in June 2012 and the Vermont Yankee operating license expires in March 2012.  License renewal applications are pending at the NRC.  The NRC’s Atomic Safety and Licensing Board (ASLB) proceeding regarding the Pilgrim license renewal was completed, but Pilgrim Watch filed a petition for NRC review of the ASLB's decision.  In March 2010 the NRC issued a decision reversing and remanding part of the ASLB's decision in which it had granted a summary disposition dismissing Pilgrim Watch's contention that challenged the Entergy Environmental Report's severe accident mitigation alternatives analysis.  The NRC remanded consideration of this contention to the ASLB for hearing.  Pilgrim Watch's two other contentions were dismissed by the NRC in June 2010.  In May 2010, Pilgrim Watch filed a motion for the disqualification of one of the ASLB judges on a claim of bias, but the NRC denied the motion in August 2010.  In September 2010 the ASLB established deadlines for initial and rebuttal testimony that would support a hearing by early March 2011.

The ASLB has completed its proceedings regarding Vermont Yankee, including the ASLB’s denial on October 28, 2010 of New England Coalition’s (NEC) motion to re-open the record.  NEC has the right to file an appeal of this decision by November 12, 2010.

Spent Nuclear Fuel

As discussed in Part I, Item 1 of the Form 10-K, as a result of the DOE's failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy's nuclear owner/licensee subsidiaries have incurred and will continue to incur damages.  In November 2003 these subsidiaries, except for the owner of Palisades, began litigation to recover the damages caused by the DOE's delay in performance.  In October 2007 the U.S. Court of Federal Claims awarded $48.7 million, jointly to System Fuels and Entergy Arkansas, in damages related to the DOE's breach of its obligations.  In a revised decision issued in March 2010, in a separate proceeding, the court awarded $9.7 million jointly to System Fuels, System Energy, and SMEPA.  Also in March 2010, in two separate decisions, the court awarded $106.1 million to Entergy Nuclear Indian Point 2 and $4.2 million to Entergy Nuclear Generation Company, the owner of the Pilgrim plant.  In September 2010 the court awarded $46.6 million to Entergy Nuclear Vermont Yankee.  All of these decisions are subject to appeal by the DOE, and appeals have been filed of the Entergy Arkansas, Entergy Nuclear Generation Company, Entergy Nuclear Indian Point 2, and System Energy decisions with the U.S. Court of Appeals for the Federal Circuit.  Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Regulation of the Nuclear Power Industry

Nuclear Plant Decommissioning

As discussed further in the Form 10-K, on June 18, 2009, the NRC issued letters indicating that the NRC staff had concluded that there were shortfalls in the amount of decommissioning funding assurance provided for certain of Entergy's plants, including River Bend.  For River Bend, Entergy made the appropriate filings by December 31, 2009 with its retail regulators to request increases in rates to address the shortfalls identified by the NRC.  By order dated July 28, 2010, the LPSC increased and reinstated decommissioning collections from customers for River Bend.  On August 6, 2010, Entergy Texas filed a settlement agreement among parties to Entergy Texas's pending rate case providing for reinstated decommissioning collections for River Bend.  On September 23, 2010, the NRC issued Entergy Gulf States Louisiana a letter suggesting three apparent violations relating to River Bend decommissioning, including proposed violations relating to the decommissioning funding shortfall, Entergy Gulf States Louisiana's disclosure of a contract for collection of decommissioning funds from Entergy Texas, and the terms of that contract.  Entergy Gulf States Louisiana has denied the violations, and requested a pre-decisional enforcement conference to discuss the proposed violations with the NRC.  The pre-decisional enforcement conference is scheduled for November 19, 2010.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2005	2006	2007	2008	2009	2010

Entergy Arkansas	3.75	3.37	3.19	2.33	2.39	3.56
Entergy Gulf States Louisiana	3.34	3.01	2.84	2.44	2.99	3.87
Entergy Louisiana	3.50	3.23	3.44	3.14	3.52	3.55
Entergy Mississippi	3.16	2.54	3.22	2.92	3.25	3.33
Entergy New Orleans	1.22	1.52	2.74	3.71	3.66	4.40
Entergy Texas	2.06	2.12	2.07	2.04	1.92	2.25
System Energy	3.85	4.05	3.95	3.29	3.73	3.67

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2005	2006	2007	2008	2009	2010

Entergy Arkansas	3.34	3.06	2.88	1.95	2.09	3.13
Entergy Gulf States Louisiana	3.18	2.90	2.73	2.42	2.95	3.82
Entergy Louisiana	3.50	2.90	3.08	2.87	3.27	3.33
Entergy Mississippi	2.83	2.34	2.97	2.67	3.01	3.10
Entergy New Orleans	1.12	1.35	2.54	3.45	3.38	4.04

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

**	4(a) -	Officer's Certificate for Entergy Corporation relating to 3.625% Senior Notes due September 15, 2005 (4.02(a) to Form 8-K dated September 16, 2010 in 1-11299).

**	4(b) -	Officer's Certificate for Entergy Corporation relating to 5.125% Senior Notes due September 15, 2020 (4.02(b) to Form 8-K dated September 16, 2010 in 1-11299).

**	4(c) -
Sixty-eighth Supplemental Indenture, dated as of September 1, 2010, to Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944 (4.08 to Form 8-K dated September 24, 2010 in 1-32718).

**	4(d) -
Seventy-eighth Supplemental Indenture, dated as of September 1, 2010, to Entergy Gulf States Louisiana, L.L.C. Indenture of Mortgage, dated as of September 1, 1926 (4.07 to Form 8-K dated October 1, 2010 in 0-20371).

**	4(e) -	Sixty-ninth Supplemental Indenture, dated as of October 1, 2010, to Entergy Arkansas, Inc. Mortgage and Deed of Trust, dated as of October 1, 1944 (4.06 to Form 8-K dated October 8, 2010 in 1-10764).

**	4(f) -	Sixty-ninth Supplemental Indenture, dated as of October 1, 2010, to Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944 (4(c) to Form 8-K dated October 12, 2010 in 1-32718).

**	4(g) -
Seventy-ninth Supplemental Indenture, dated as of October 1, 2010, to Entergy Gulf States Louisiana, L.L.C. Indenture of Mortgage, dated as of September 1, 1926 (4(c) to Form 8-K dated October 12, 2010 in 0-20371).

**	4(h) -
Eightieth Supplemental Indenture, dated as of October 1, 2010, to Entergy Gulf States Louisiana, L.L.C. Indenture of Mortgage, dated as of September 1, 1926 (4(f) to Form 8-K dated October 12, 2010 in 0-20371).

	10(a) -	Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.

	12(a) -	Entergy Arkansas's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas's Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.

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

*
Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2010, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:           November 5, 2010