Form 10-Q
period 2011-03-31
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2011-05-09
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at April 29, 2011
Entergy Corporation	($0.01 par value)	177,967,942

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2010, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

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
•
prices for power generated by Entergy's merchant generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants,

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

FORWARD-LOOKING INFORMATION (Concluded)

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

FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2010 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service

DEFINITIONS (Continued)

Abbreviation or Acronym	Term
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Offsetting positions	Transactions for the purchase of energy, generally to offset a firm LD transaction
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to the buyer for any damages
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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through its two, reportable, operating segments: Utility and Entergy Wholesale Commodities.

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

In the fourth quarter 2010, Entergy finished integrating its former Non-Utility Nuclear business segment and its non-nuclear wholesale asset business into the new Entergy Wholesale Commodities business in an internal reorganization.  The prior period financial information in this Form 10-Q has been restated to reflect the change in reportable segments.

Results of Operations

Income Statement Variances

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2011 to the first quarter 2010 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (1)	Entergy
	(In Thousands)

1st Qtr 2010 Consolidated Net Income	$142,971	$90,542	($14,699)	$218,814

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	18,241	(40,141)	224	(21,676)
Other operation and maintenance expenses	13,033	(50,554)	(9,220)	(46,741)
Taxes other than income taxes	(6,239)	(3,454)	(485)	(10,178)
Depreciation and amortization	(6,942)	2,718	(95)	(4,319)
Other income	(747)	(23,487)	(2,112)	(26,346)
Interest expense	(8,892)	(47,198)	12,492	(43,598)
Other expenses	618	4,768	(1)	5,385
Income taxes	234	(2,599)	18,930	16,565

1st Qtr 2011 Consolidated Net Income	$168,653	$123,233	($38,208)	$253,678

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2011 to the first quarter 2010.

Amount
(In Millions)

2010 net revenue	$1,130
Retail electric price	18
Volume/weather	11
Net gas revenue	(6)
Other	(5)
2011 net revenue	$1,148

The retail electric price variance is primarily due to a base rate increase at Entergy Arkansas effective July 2010 and rate actions at Entergy Texas, including a base rate increase effective August 2010.  This was partially offset by a formula rate plan decrease at Entergy New Orleans effective October 2010.  See Note 2 to the financial statements in the Form 10-K for further discussion of these proceedings.

The volume/weather variance is primarily due to an increase of 911 GWh in weather-adjusted usage in the residential and industrial sectors.  Despite favorable weather in first quarter 2011, the weather effect declined compared to the near-record-setting cold weather experienced in the first quarter 2010.  Weather-adjusted residential retail sales growth reflected both an increase in the number of customers as well as higher usage per customer.  Industrial sales have realized sustained growth since the beginning of 2010 and the first quarter 2011 continued the trend.  Entergy’s service territory has benefitted from the national manufacturing economy as well as industrial facility expansions.  Industrial customers in Entergy’s service territory also have benefitted from the need to re-stock inventory and export trends.

The net gas revenue variance is primarily due to milder weather as compared to last year.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the first quarter 2011 to the first quarter 2010.

Amount
(In Millions)

2010 net revenue	$565
Volume	(19)
Realized price changes	(13)
Other	(8)
2011 net revenue	$525

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $40 million, or 7%, in the first quarter 2011 compared to the first quarter 2010 primarily due to lower volume resulting from an increase in forced outages for Entergy Wholesale Commodities’ nuclear fleet in 2011 and lower pricing in its contracts to sell power.  Included in net revenue is $11 million and $12 million of amortization of the Palisades purchased power agreement in the first quarters 2011 and 2010, respectively, which is non-cash revenue and is discussed in Note 15 to the financial statements in the Form 10-K.  Included in Other in the table above is a decrease of $5 million in net revenue from the Harrison County plant, which was sold in December 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities’ nuclear plants for the first quarter 2011 and 2010:

	2011	2010

Net MW in operation at March 31	4,998	4,998
Average realized revenue per MWh	$57.46	$58.72
GWh billed	9,913	10,255
Capacity factor	91%	94%
Refueling Outage Days:
Indian Point 2	-	22
Indian Point 3	23	-

Overall, including its non-nuclear plants, Entergy Wholesale Commodities billed 10,519 GWh in the first quarter 2011 and 11,128 GWh in the first quarter 2010, with average realized revenue per MWh of $56.98 in the first quarter 2011 and $58.31 in the first quarter 2010.

Realized Price per MWh

See the Form 10-K for a discussion of Entergy Wholesale Commodities nuclear business’s realized price per MWh, including the factors that influence it and the decrease in the annual average realized price per MWh to $59.16 in 2010 from $61.07 for 2009.  Entergy Wholesale Commodities’ nuclear business is almost certain to experience a decrease again in 2011 because, as shown in the contracted sale of energy table "Market and Credit Risk Sensitive Instruments," Entergy Wholesale Commodities has sold forward 96% of its planned nuclear energy output for the remainder of 2011 for an average contracted energy price of $53 per MWh.  In addition, Entergy Wholesale Commodities has sold forward 87% of its planned nuclear energy output for 2012 for an average contracted energy price of $49 per MWh.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $435 million for the first quarter 2010 to $448 million for the first quarter 2011 primarily due to:

•	an increase of $6 million in transmission and distribution expenses primarily due to vegetation and maintenance expenses;
•	an increase of $4 million in nuclear expenses primarily due to higher labor costs;
•
an increase of $3 million in legal expenses primarily resulting from the U.S. Department of Justice investigation that is discussed in “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K; and

•	several individually insignificant items.

These increases were partially offset by a decrease of $7 million in fossil expenses resulting from more outages in first quarter 2010 and an increase of $6 million in nuclear insurance refunds received in 2011 as compared to the same period in 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses decreased primarily due to a decrease in depreciation rates at Entergy Arkansas as a result of the rate case settlement agreement approved by the APSC in June 2010.

Entergy Wholesale Commodities

           Other operation and maintenance expenses decreased from $260 million for the first quarter 2010 to $209 million for the first quarter 2011 primarily due to:

•
the write-off of $32 million of capital costs in first quarter 2010, primarily for software that will not be utilized, in connection with Entergy's decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business; and

•	a decrease of $6 million due to the absence of expenses from the Harrison County plant which was sold in the fourth quarter 2010.

Other income decreased primarily due to a decrease of $11 million in realized earnings on decommissioning trust fund investments and a decrease in interest income earned on loans to the parent company, Entergy Corporation.

Interest expense decreased primarily due to the write-off of $37 million of debt financing costs in the first quarter 2010, primarily incurred for a $1.2 billion credit facility that will not be used, in connection with Entergy's decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business.

Parent & Other

Interest expense increased primarily due to $1 billion of Entergy Corporation notes payable issued in September 2010 with the proceeds used to pay down the borrowings outstanding on Entergy Corporation’s revolving credit facility, which were at a lower interest rate.

Income Taxes

The effective income tax rates for the first quarters 2011 and 2010 were 39.3% and 40.3%, respectively.  The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter 2011 is primarily due to state income taxes and certain book and tax differences for utility plant items.  The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter 2010 is primarily due to:

•
a charge of $16 million recorded in first quarter 2010 resulting from a change in tax law associated with the federal healthcare legislation enacted in March 2010.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K for a discussion of the federal healthcare legislation; and

•	state income taxes and certain book and tax differences for utility plant items.

These factors were partially offset by:

•	a $19 million tax benefit recorded first quarter 2010 in connection with Entergy's decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business; and
•	book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2011	December 31, 2010

Debt to capital	57.6%	57.3%
Effect of excluding the Arkansas and Texas securitization bonds	(1.9)%	(2.0)%
Debt to capital, excluding securitization bonds (1)	55.7%	55.3%
Effect of subtracting cash	(1.7)%	(3.2)%
Net debt to net capital, excluding securitization bonds (1)	54.0%	52.1%

(1)	Calculation excludes the Arkansas and Texas securitization bonds, which are non-recourse to Entergy Arkansas and Entergy Texas, respectively.

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

As discussed in the Form 10-K, Entergy Corporation has in place a revolving credit facility that expires in August 2012.  Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility.  As of March 31, 2011, the capacity and amounts outstanding under the credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,465	$1,727	$25	$1,713

Entergy Corporation's credit facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation's credit facility and in one of the indentures governing the Entergy Corporation senior notes is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility's maturity date may occur, and there may be an acceleration of amounts due under certain Entergy Corporation senior notes.

See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries' credit facilities.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2011 through 2013.  Following are updates to the discussion in the Form 10-K.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Acadia Unit 2 Purchase Agreement

See the Form 10-K for a discussion of the agreement Entergy Louisiana signed to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  Entergy Louisiana acquired the plant on April 29, 2011.

Summer 2009 Long-Term Request for Proposal

As discussed in the Form 10-K, the construction or purchase of three resources identified in the Summer 2009 Long-Term Request for Proposal were included in the 2011-2013 capital expenditure estimates in the Form 10-K.  In addition to the self-build option at Entergy Louisiana’s Ninemile site noted in the Form 10-K, in April 2011 two Entergy Utility operating companies announced that they have signed agreements to acquire the other two resources, the 620 MW Hot Spring Energy facility and the 450 MW Hinds Energy Facility.

Hot Spring Energy Facility Purchase Agreement

In April 2011, Entergy Arkansas announced that it has signed an asset purchase agreement to acquire the Hot Spring Energy Facility, a 620 MW natural gas-fired combined-cycle turbine plant located in Hot Spring County, Arkansas, from a subsidiary of KGen Power Corporation.  The purchase price is approximately $253 million.  Entergy Arkansas also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $277 million.  The acquisition is expected to require investment in Entergy’s transmission system, and studies are currently under way to estimate the cost.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Because Hot Spring represents a substantial portion of KGen Power’s remaining assets, Delaware law requires KGen Power to obtain shareholder approval prior to selling the Hot Spring facility.  KGen Power intends to mail a proxy to its stockholders with a vote expected to be held in mid-June 2011.  Closing is expected to occur in mid-2012.  Entergy Arkansas expects to initiate its request for approval for the acquisition and cost recovery from the APSC in June 2011.

Hinds Energy Facility Purchase Agreement

In April 2011, Entergy Mississippi announced that it has signed an asset purchase agreement to acquire the Hinds Energy Facility, a 450 MW natural gas-fired combined-cycle turbine plant located in Jackson, Mississippi, from a subsidiary of KGen Power Corporation.  The purchase price is approximately $206 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $246 million.  The acquisition is expected to require investment in Entergy’s transmission system, and studies are currently under way to estimate the cost.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Because Hinds represents a substantial portion of KGen Power’s remaining assets, Delaware law requires KGen Power to obtain shareholder approval prior to selling the Hinds facility.  KGen Power intends to mail a proxy to its stockholders with a vote expected to be held in mid-June 2011.  Closing is expected to occur in mid-2012.  Entergy Mississippi expects to initiate its request for approval for the acquisition and cost recovery from the MPSC in Summer 2011.

Waterford 3 Steam Generator Replacement Project

See the Form 10-K for a discussion of the Waterford 3 Steam Generator Replacement project.  With regard to the delay in the delivery of the steam generators, Entergy Louisiana is working with the manufacturer to fully develop and evaluate repair options.  Extensive inspections of the existing steam generators at Waterford 3 in cooperation with the manufacturer were completed in April 2011.  The review of data obtained during these inspections supports the conclusion that Waterford 3 can operate safely for another full cycle before the replacement of the existing steam generators.  Entergy Louisiana is required to report its findings to the NRC through a report made 180

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

days after plant start up.  At this time, a requirement to perform a mid-cycle outage for further inspections in order to allow the plant to continue operation until its Fall 2012 refueling outage is not anticipated.  Entergy Louisiana expects to file a special LPSC monitoring report in second quarter 2011 that will reflect the updated project cost and schedule.  Entergy Louisiana also expects to resume the revenue requirement proceeding before the LPSC in Fall 2012.  Entergy Louisiana currently expects the cost of the project, including carrying costs, to increase to approximately $687 million if the replacement occurs during the Fall 2012 refueling outage.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its January and April 2011 meetings, the Board declared dividends of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since second quarter 2010.

Cash Flow Activity

As shown in Entergy's Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
	(In Millions)

Cash and cash equivalents at beginning of period	$1,294	$1,710

Cash flow provided by (used in):
Operating activities	323	674
Investing activities	(897)	(515)
Financing activities	6	(212)
Net decrease in cash and cash equivalents	(568)	(53)

Cash and cash equivalents at end of period	$726	$1,657

Operating Activities

Entergy's cash flow provided by operating activities decreased by $351 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to an increase of $147 million in pension contributions.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.  A decrease in deferred fuel cost collections, a $42 million increase in incentive compensation payments, which occur annually in the first quarter, and the decrease in Entergy Wholesale Commodities net revenue that is discussed above also contributed to the decrease, as well as several other individually insignificant factors.

Investing Activities

Net cash used in investing activities increased by $381 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to:

•	an increase in nuclear fuel purchases, as more plants were preparing for refueling outages in the spring 2011 than in the spring 2010;
•
a change in collateral deposit activity, as Entergy received deposits from Entergy Wholesale Commodities’ counterparties during 2010 and made a small amount of collateral deposits in 2011.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the Market and Credit Risk Sensitive Instruments section below; and

•	an increase in construction expenditures, primarily in the Utility business. Entergy's construction spending plans for 2011 through 2013 are discussed in the Form 10-K.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Financing activities provided $6 million of cash for the three months ended March 31, 2011 compared to using $212 million of cash for the three months ended March 31, 2010 primarily because long-term debt activity provided approximately $133 million of cash in 2011 and used approximately $58 million of cash in 2010. For details of Entergy's long-term debt activity in 2011 see Note 4 to the financial statements herein.  In addition the Entergy Gulf States Louisiana and Entergy Louisiana nuclear fuel company variable interest entities borrowed on their credit facilities to finance nuclear fuel acquisitions in the first quarter 2011.  Offsetting these increases in sources of cash, Entergy repurchased $54 million of its common stock in the first quarter 2011 and none in the first quarter 2010.  Entergy’s share repurchase programs are discussed in the Form 10-K.

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

On May 2, 2011, Entergy Louisiana made a special formula rate plan rate implementation filing with the LPSC that implements effective with the May 2011 billing cycle a $43.1 million net rate increase to reflect adjustments in accordance with a previous LPSC order relating to acquisition of Unit 2 of the Acadia Energy Center.  The net rate increase represents the decrease in the additional capacity revenue requirement resulting from the termination of the power purchase agreement with Acadia and the increase in the revenue requirement resulting from the ownership of the Acadia facility.

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings.  Following are updates to that discussion.

System Agreement and Independent Coordinator of Transmission (ICT)

As discussed in the Form 10-K, in November 2010 the FERC issued an order accepting the Utility operating companies’ proposal to extend the ICT arrangement with SPP by an additional term of two years, providing time for analysis of longer term structures.  In addition, in December 2010 the FERC issued an order that granted the Entergy Regional State Committee (E-RSC) additional authority over transmission upgrades and cost allocation.  The E-RSC, comprised of one representative from each of the Utility operating company retail regulators, was formed in 2009 to consider several of the issues related to the Entergy transmission system.  The Utility operating companies expect that the E-RSC will review the cost-benefit analysis the Utility operating companies will submit in May 2011 to each of their respective retail regulators comparing the ICT arrangement to joining the SPP RTO or MISO.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Also as discussed in the Form 10-K, in February 2010 the APSC issued a show cause order opening an inquiry to conduct an investigation regarding the prudence of Entergy Arkansas’s entering a successor pooling agreement with the other Entergy Utility operating companies, as opposed to becoming a standalone entity upon exit from the System Agreement in December 2013, and whether Entergy Arkansas, as a standalone utility, should join the SPP RTO.  The APSC subsequently added evaluation of Entergy Arkansas joining MISO on a standalone basis as an alternative to be considered.  In August 2010, the APSC directed Entergy Arkansas and all parties to compare five strategic options at the same time as follows: (1) Entergy Arkansas Self-Provide; (2) Entergy Arkansas with 3rd party coordination agreements; (3) Successor Arrangements; (4) Entergy Arkansas as a standalone member of SPP RTO; and (5) Entergy Arkansas as a standalone member of MISO.

On April 25, 2011, Entergy announced that it proposes joining a regional transmission organization.  After comprehensive review and analysis, Entergy concluded that joining the Midwest Independent Transmission System Operator (MISO) will provide meaningful long-term benefits for the customers of the Utility operating companies.  The Utility operating companies will provide analysis in May 2011 to their retail regulators supporting these conclusions.  Entergy Arkansas’s analysis filing is due May 12, 2011, and the APSC’s procedural schedule includes an evidentiary hearing scheduled for September 7, 2011.  The Utility operating companies also expect to make filings in the third quarter 2011 with their retail regulators regarding the transfer of control of their transmission assets to MISO.  The target implementation date for joining MISO is December 2013.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy Wholesale Commodities, unless otherwise contracted, is subject to the fluctuation of market power prices.  Following is an updated summary of the amount of Entergy Wholesale Commodities nuclear power plants’ planned energy output that is sold forward as of March 31, 2011 under physical or financial contracts (2011 represents the remainder of the year):

	2011	2012	2013	2014	2015

Percent of planned generation sold forward:
Unit-contingent	78%	59%	36%	14%	12%
Unit-contingent with guarantee of availability (1)	18%	14%	6%	3%	3%
Firm LD	3%	24%	3%	8%	-%
Offsetting positions	(3)%	(10)%	-%	-%	-%
Total energy sold forward	96%	87%	45%	25%	15%
Planned generation (TWh) (2)	31	41	40	41	41
Average revenue under contract per MWh (3) (4)	$53	$49	$45	$51	$51

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

(2)
Assumes license renewal for plants whose current licenses expire within five years and the continued operation of all six plants.  License renewal applications are in process for three units, as follows (with current license expirations in parentheses): Pilgrim (June 2012), Indian Point 2 (September 2013), and Indian Point 3 (December 2015).

(3)
The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy most of the power produced by the plant through March 21, 2012.  The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below PPA prices, which has not happened thus far.

(4)
Average revenue under contract may fluctuate due to positive or negative basis differences, option premiums, costs to convert firm LD to unit-contingent, and other risk management costs.  Also, average revenue under contract excludes payments owed under the value sharing agreement with NYPA.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy estimates that a $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on March 31, 2011 market conditions, planned generation volume, and hedged position, would have a corresponding effect on pre-tax net income of $13 million in 2011.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2011, based on power prices at that time, Entergy had liquidity exposure of $26 million under the guarantees in place supporting Entergy Nuclear Power Marketing (a subsidiary in the Entergy Wholesale Commodities segment) transactions, $20 million of guarantees that support letters of credit, and $6 million of posted cash collateral to the ISOs.  As of March 31, 2011, the credit exposure associated with Entergy Wholesale Commodities assurance requirements would increase by $97 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.   In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of March 31, 2011, Entergy would have been required to provide approximately $70 million of additional cash or letters of credit under some of the agreements.

As of March 31, 2011, the counterparties or their guarantors for 99.8% of the planned energy output under contract for Entergy Wholesale Commodities through 2015 have public investment grade credit ratings and 0.2% is with load-serving entities without public credit ratings.

In addition to selling the power produced by its plants, Entergy Wholesale Commodities sells unforced capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area.  Following is a summary of the amount of the Entergy Wholesale Commodities nuclear plants’ installed capacity that is currently sold forward, and the blended amount of Entergy Wholesale Commodities nuclear plants’ planned generation output and installed capacity that is sold forward as of March 31, 2011 (2011 represents the remainder of the year):

	2011	2012	2013	2014	2015

Percent of capacity sold forward:
Bundled capacity and energy contracts	25%	18%	16%	16%	16%
Capacity contracts	31%	30%	26%	10%	-%
Total capacity sold forward	56%	48%	42%	26%	16%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average revenue under contract per kW per month (applies to capacity contracts only)	$2.7	$2.9	$3.1	$3.5	N/A
Blended Capacity and Energy Recap (based on revenues)
% of planned generation and capacity sold forward	96%	87%	43%	25%	14%
Average revenue under contract per MWh	$54	$51	$48	$53	$52

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Nuclear Matters

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC has established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The lessons learned from the events in Japan and the NRC review may affect future operations of U.S. nuclear facilities, including Entergy's, and could, among other things, result in increased costs and capital requirements associated with operating Entergy's nuclear plants.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  Following is an update to that discussion.  For updates regarding the impairment of long-lived assets discussion concerning Vermont Yankee see Note 11 to the financial statements herein.

Nuclear Decommissioning Costs

In the first quarter 2011, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $38.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

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

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
	2011	2010
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$1,865,899	$2,006,931
Natural gas	71,123	96,027
Competitive businesses	604,186	656,389
TOTAL	2,541,208	2,759,347

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	507,693	558,668
Purchased power	362,618	474,903
Nuclear refueling outage expenses	63,985	62,289
Other operation and maintenance	655,748	702,489
Decommissioning	55,265	51,576
Taxes other than income taxes	125,234	135,412
Depreciation and amortization	264,885	269,204
Other regulatory charges (credits) - net	(5,111)	28,092
TOTAL	2,030,317	2,282,633

OPERATING INCOME	510,891	476,714

OTHER INCOME
Allowance for equity funds used during construction	17,289	13,296
Interest and investment income	26,747	48,209
Miscellaneous - net	(9,399)	(522)
TOTAL	34,637	60,983

INTEREST EXPENSE
Interest expense	136,134	179,199
Allowance for borrowed funds used during construction	(8,534)	(8,001)
TOTAL	127,600	171,198

INCOME BEFORE INCOME TAXES	417,928	366,499

Income taxes	164,250	147,685

CONSOLIDATED NET INCOME	253,678	218,814

Preferred dividend requirements of subsidiaries	5,015	5,015

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$248,663	$213,799

Earnings per average common share:
Basic	$1.39	$1.13
Diluted	$1.38	$1.12
Dividends declared per common share	$0.83	$0.75

Basic average number of common shares outstanding	178,834,342	189,202,684
Diluted average number of common shares outstanding	180,083,830	191,283,703

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$253,678	$218,814
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	422,411	423,432
Deferred income taxes, investment tax credits, and non-current taxes accrued	173,784	133,533
Changes in working capital:
Receivables	102,711	43,830
Fuel inventory	(12,508)	(6,324)
Accounts payable	(154,398)	(79,250)
Prepaid taxes and taxes accrued	(63,918)	(15,038)
Interest accrued	(67,978)	(36,676)
Deferred fuel	(66,548)	964
Other working capital accounts	(102,294)	34,565
Changes in provisions for estimated losses	(779)	(35,870)
Changes in other regulatory assets	48,889	(66,248)
Changes in pensions and other postretirement liabilities	(190,958)	(40,884)
Other	(18,991)	99,417
Net cash flow provided by operating activities	323,101	674,265

INVESTING ACTIVITIES
Construction/capital expenditures	(486,561)	(447,476)
Allowance for equity funds used during construction	17,289	13,296
Nuclear fuel purchases	(300,975)	(65,336)
Proceeds from sale of assets and businesses	-	9,675
Changes in securitization account	6,360	(21,940)
NYPA value sharing payment	(72,000)	(72,000)
Payments to storm reserve escrow account	(1,736)	(1,609)
Receipts from storm reserve escrow account	-	9,925
Decrease (increase) in other investments	(21,212)	88,100
Proceeds from nuclear decommissioning trust fund sales	492,682	770,781
Investment in nuclear decommissioning trust funds	(530,672)	(798,864)
Net cash flow used in investing activities	(896,825)	(515,448)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
	2011	2010
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	411,444	42,545
Common stock and treasury stock	12,280	6,078
Retirement of long-term debt	(278,084)	(100,289)
Repurchase of common stock	(54,404)	-
Changes in credit borrowings - net	68,244	(13,368)
Dividends paid:
Common stock	(148,678)	(141,892)
Preferred stock	(5,015)	(5,015)
Net cash flow provided by (used in) financing activities	5,787	(211,941)

Effect of exchange rates on cash and cash equivalents	(298)	607

Net decrease in cash and cash equivalents	(568,235)	(52,517)

Cash and cash equivalents at beginning of period	1,294,472	1,709,551

Cash and cash equivalents at end of period	$726,237	$1,657,034

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$164,563	$130,371
Income taxes	$(4,380)	$(1,385)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$103,797	$76,290
Temporary cash investments	622,440	1,218,182
Total cash and cash equivalents	726,237	1,294,472
Securitization recovery trust account	36,684	43,044
Accounts receivable:
Customer	557,102	602,796
Allowance for doubtful accounts	(30,754)	(31,777)
Other	141,294	161,662
Accrued unbilled revenues	264,495	302,901
Total accounts receivable	932,137	1,035,582
Deferred fuel costs	52,150	64,659
Accumulated deferred income taxes	9,301	8,472
Fuel inventory - at average cost	220,028	207,520
Materials and supplies - at average cost	866,598	866,908
Deferred nuclear refueling outage costs	263,301	218,423
System agreement cost equalization	52,160	52,160
Prepaid taxes	365,725	301,807
Prepayments and other	253,265	246,036
TOTAL	3,777,586	4,339,083

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	40,171	40,697
Decommissioning trust funds	3,733,078	3,595,716
Non-utility property - at cost (less accumulated depreciation)	260,133	257,847
Other	408,933	405,946
TOTAL	4,442,315	4,300,206

PROPERTY, PLANT AND EQUIPMENT
Electric	37,449,490	37,153,061
Property under capital lease	796,566	800,078
Natural gas	334,766	330,608
Construction work in progress	1,764,437	1,661,560
Nuclear fuel	1,532,579	1,377,962
TOTAL PROPERTY, PLANT AND EQUIPMENT	41,877,838	41,323,269
Less - accumulated depreciation and amortization	17,682,149	17,474,914
PROPERTY, PLANT AND EQUIPMENT - NET	24,195,689	23,848,355

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	839,752	845,725
Other regulatory assets (includes securitization property of
$867,105 as of March 31, 2011 and $882,346 as of
December 31, 2010)	3,768,072	3,838,237
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	74,271	54,523
Other	951,507	909,773
TOTAL	6,182,976	6,197,632

TOTAL ASSETS	$38,598,566	$38,685,276

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$208,655	$299,548
Notes payable	183,079	154,135
Accounts payable	986,307	1,181,099
Customer deposits	340,279	335,058
Accumulated deferred income taxes	68,570	49,307
Interest accrued	149,707	217,685
Deferred fuel costs	87,351	166,409
Obligations under capital leases	3,461	3,388
Pension and other postretirement liabilities	39,897	39,862
System agreement cost equalization	52,160	52,160
Other	191,278	277,598
TOTAL	2,310,744	2,776,249

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,759,164	8,573,646
Accumulated deferred investment tax credits	288,591	292,330
Obligations under capital leases	41,187	42,078
Other regulatory liabilities	605,940	539,026
Decommissioning and asset retirement cost liabilities	3,164,406	3,148,479
Accumulated provisions	394,985	395,250
Pension and other postretirement liabilities	1,984,371	2,175,364
Long-term debt (includes securitization bonds of $910,053 as of
March 31, 2011 and $931,131 as of December 31, 2010)	11,581,318	11,317,157
Other	621,980	618,559
TOTAL	27,441,942	27,101,889

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	216,742	216,738

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2011 and in 2010	2,548	2,548
Paid-in capital	5,366,518	5,367,474
Retained earnings	8,789,534	8,689,401
Accumulated other comprehensive loss	(67,177)	(38,212)
Less - treasury stock, at cost (76,484,580 shares in 2011 and
76,006,920 shares in 2010)	5,556,285	5,524,811
Total common shareholders' equity	8,535,138	8,496,400
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	8,629,138	8,590,400

TOTAL LIABILITIES AND EQUITY	$38,598,566	$38,685,276

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011 and 2010
(Unaudited) (In Thousands)

		Common Shareholders' Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$94,000	$2,548	$(4,727,167)	$5,370,042	$8,043,122	$(75,185)	$8,707,360

Consolidated net income (a)	5,015	-	-	-	213,799	-	218,814
Other comprehensive income:
Cash flow hedges net unrealized gain (net of tax expense of $87,259)	-	-	-	-	-	142,538	142,538
Pension and other postretirement liabilities (net of tax expense of $891)	-	-	-	-	-	1,805	1,805
Net unrealized investment gains (net of tax expense of $17,813)	-	-	-	-	-	16,841	16,841
Foreign currency translation (net of tax benefit of $327)	-	-	-	-	-	(607)	(607)
Total comprehensive income							379,391

Common stock issuances related to stock plans	-	-	10,872	3,382	-	-	14,254
Common stock dividends declared	-	-	-	-	(141,911)	-	(141,911)
Preferred dividend requirements of subsidiaries (a)	(5,015)	-	-	-	-	-	(5,015)

Balance at March 31, 2010	$94,000	$2,548	$(4,716,295)	$5,373,424	$8,115,010	$85,392	$8,954,079

Balance at December 31, 2010	$94,000	$2,548	$(5,524,811)	$5,367,474	$8,689,401	$(38,212)	$8,590,400

Consolidated net income (a)	5,015	-	-	-	248,663	-	253,678
Other comprehensive income:
Cash flow hedges net unrealized loss (net of tax benefit of $34,635)	-	-	-	-	-	(58,208)	(58,208)
Pension and other postretirement liabilities (net of tax expense of $1,093)	-	-	-	-	-	4,259	4,259
Net unrealized investment gains (net of tax expense of $25,340)	-	-	-	-	-	24,685	24,685
Foreign currency translation (net of tax expense of $161)	-	-	-	-	-	299	299
Total comprehensive income							224,713

Common stock repurchases	-	-	(54,404)	-	-	-	(54,404)
Common stock issuances related to stock plans	-	-	22,930	(956)	-	-	21,974
Common stock dividends declared	-	-	-	-	(148,530)	-	(148,530)
Preferred dividend requirements of subsidiaries (a)	(5,015)	-	-	-	-	-	(5,015)

Balance at March 31, 2011	$94,000	$2,548	$(5,556,285)	$5,366,518	$8,789,534	$(67,177)	$8,629,138

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for both 2010 and 2011 include $3.3 million of preferred dividends on subsidiaries' preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

			Increase/
Description	2011	2010	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$748	$818	$(70)	(9)
Commercial	501	526	(25)	(5)
Industrial	479	521	(42)	(8)
Governmental	47	50	(3)	(6)
Total retail	1,775	1,915	(140)	(7)
Sales for resale	64	83	(19)	(23)
Other	27	9	18	200
Total	$1,866	$2,007	$(141)	(7)

Utility Billed Electric Energy
Sales (GWh):
Residential	9,042	9,645	(603)	(6)
Commercial	6,449	6,472	(23)	-
Industrial	9,516	8,733	783	9
Governmental	583	592	(9)	(2)
Total retail	25,590	25,442	148	1
Sales for resale	947	1,317	(370)	(28)
Total	26,537	26,759	(222)	(1)

Competitive Business:
Operating Revenues	$604	$656	$(52)	(8)
Billed Electric Energy Sales (GWh)	10,519	11,128	(609)	(5)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy's results of operations, cash flows, or financial condition, except as otherwise discussed in the Form 10-K or in this report.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein, discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein, and discusses a judicial proceeding involving Vermont Yankee in Note 11 to the financial statements herein.

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

Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.  Following is an update to that information.

Fuel and Purchased Power Cost Recovery

Entergy Gulf States Louisiana

In January 2003 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 1995 through 2004.  The LPSC Staff issued its audit report in December 2010.  The report recommends the disallowance of $23 million of costs which, with interest, will total $43 million.  $2.3 million of this total relates to a realignment to and recovery through base rates of certain SO2 costs.  Entergy Gulf States Louisiana filed comments disputing the findings in the report.  A hearing on the merits is scheduled to begin in November 2011.  Entergy Gulf States Louisiana has recorded provisions for the estimated effect of this proceeding.

Entergy Texas

In December 2010, Entergy Texas filed with the PUCT a request to refund fuel cost recovery over-collections through October 2010.  Pursuant to a stipulation among the parties that was approved by the PUCT in March 2011, Entergy Texas will refund over-collections through November 2010 of approximately $72.7 million, including interest through the refund period.  The refund will be made for most customers over a three-month period that began with the February 2011 billing cycle.

Little Gypsy Repowering Project  (Entergy and Entergy Louisiana)

See the Form 10-K for a discussion of the Little Gypsy repowering project.  As of March 2011, $207.6 million of costs, including carrying costs, had been incurred by Entergy Louisiana for the project.  As discussed in the Form 10-K, in January 2011 all parties conducted a mediation on the disputed issues, and thereafter, reached agreement on a settlement of all disputed issues, including cost recovery and cost allocation.  The proposed settlement, which provides for Entergy Louisiana to recover $200 million as of March 31, 2011, and carrying costs on that amount on specified terms thereafter, is expected to be presented to the LPSC for approval at its May 2011 meeting.  The proposed settlement also provides for Entergy Louisiana to recover the approved project costs by securitization.  In April 2011, Entergy Louisiana filed an application with the LPSC to recover the project costs by securitization.  The LPSC is expected to consider Entergy Louisiana’s application for securitization during the second quarter 2011.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the LPSC

(Entergy Gulf States Louisiana)

In January 2011, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2010.  The filing showed an earned return on common equity of 8.84% and a revenue deficiency of $0.3 million.  In March 2011, the LPSC staff filed its findings, suggesting an adjustment that will produce an 11.76% earned return on common equity for the test year and a $0.2 million rate reduction.  Entergy Gulf States Louisiana will implement the $0.2 million rate reduction effective with the May 2011 billing cycle.

Filings with the MPSC

In March 2011, Entergy Mississippi submitted its formula rate plan 2010 test year filing.  The filing shows an earned return on common equity of 10.65% for the test year, which is within the earnings bandwidth and results in no change in rates. The filing is currently subject to MPSC review.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding the System Agreement Cost Equalization Proceedings.  The following are updates to the Form 10-K.

Rough Production Cost Equalization Rates

2010 Rate Filing Based on Calendar Year 2009 Production Costs

In May 2010, Entergy filed with the FERC the 2010 rates in accordance with the FERC's orders in the System Agreement proceeding, and supplemented the filing in September 2010.  Several parties intervened in the proceeding at the FERC, including the LPSC and the City Council, which have also filed protests.  In July 2010 the FERC accepted Entergy's proposed rates for filing, effective June 1, 2010, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures have been terminated, and the ALJ scheduled hearings to begin in March 2011.  Subsequently, in January 2011 the ALJ issued an order directing the parties and FERC staff to show cause why this proceeding should not be stayed pending the issuance of FERC decisions in the prior production cost proceedings currently before the FERC on review.  In March 2011 the ALJ issued an order placing this proceeding in abeyance.  The LPSC’s requests for rehearing and interlocutory appeal of the abeyance order have been denied.

Interruptible Load Proceeding

See the Form 10-K for a discussion of the interruptible load proceeding.  In September 2010, the FERC set for hearing and settlement judge procedures the Utility operating companies' calculation of the refunds for the 15-month refund period of May 14, 1995 through August 13, 1996, as contained in the November 2007 refund report.  The purpose of the hearing is to determine whether the refund amounts for such period were calculated in a just and reasonable manner.  The settlement proceedings are ongoing.  In the first quarter 2011 the Utility operating companies recorded regulatory assets or liabilities for the potential outcome of this proceeding.  The Utility operating companies recorded regulatory assets because under the Federal Power Act the FERC can order the refunds among the companies only if they are recoverable from customers.

Entergy Arkansas filed a request with the APSC for recovery of the refund that it paid and the APSC staff has filed a motion to dismiss the request.  A procedural schedule has not been set in the proceeding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended March 31,
	2011			2010
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$248.7	178.8	$1.39	$213.8	189.2	$1.13
Average dilutive effect of:
Stock options	-	1.1	(0.01)	-	2.1	(0.01)
Restricted stock	-	0.2	-	-	-	-

Diluted earnings per share	$248.7	180.1	$1.38	$213.8	191.3	$1.12

Entergy's stock options and other equity compensation plans are discussed in Note 5 herein, and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the first quarter 2011, Entergy Corporation issued 314,340 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.  Also during the first quarter 2011, Entergy Corporation repurchased 792,000 shares of its common stock for a total purchase price of $54.4 million.

Retained Earnings

On April 6, 2011 Entergy Corporation's Board of Directors declared a common stock dividend of $0.83 per share, payable on June 1, 2011 to holders of record as of May 12, 2011.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  Accumulated other comprehensive income (loss) in the balance sheets included the following components:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy		Entergy Gulf States Louisiana		Entergy Louisiana
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(In Thousands)

Cash flow hedges net unrealized gain	$48,050	$106,258	$-	$-	$-	$-
Pension and other postretirement liabilities	(272,207)	(276,466)	(39,561)	(40,304)	(24,228)	(24,962)
Net unrealized investment gains	154,370	129,685	-	-	-	-
Foreign currency translation	2,610	2,311	-	-	-	-
Total	($67,177)	($38,212)	($39,561)	($40,304)	($24,228)	($24,962)

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of approximately $3.5 billion.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.125% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2011 was 0.752% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2011.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,465	$1,727	$25	$1,713

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of March 31, 2011 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2011

Entergy Arkansas	April 2011	$75.125 million (b)	3.25%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.66%	-
Entergy Louisiana	August 2012	$200 million (d)	0.66%	-
Entergy Mississippi	May 2011	$35 million (e)	1.99%	-
Entergy Mississippi	May 2011	$25 million (e)	1.99%	-
Entergy Mississippi	May 2011	$10 million (e)	1.99%	-
Entergy Texas	August 2012	$100 million (f)	0.72%	-

(a)	The interest rate is the rate as of March 31, 2011 that would be applied to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.  In April 2011, at the expiration of this facility, Entergy Arkansas entered into a new $78 million credit facility that expires in April 2012.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of March 31, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of March 31, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Prior to expiration on May 31, 2011, Entergy Mississippi expects to renew all of its credit facilities.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of March 31, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2011 under a FERC order dated October 14, 2009. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2011 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	$126
Entergy New Orleans	$100	-
Entergy Texas	$200	$6
System Energy	$200	-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of March 31, 2011:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2011
	(Dollars in Millions)

Entergy Arkansas VIE	July 2013	$85	2.44%	$54.8
Entergy Gulf States Louisiana VIE	July 2013	$85	2.13%	64.6
Entergy Louisiana VIE	July 2013	$90	2.45%	84.3
System Energy VIE	July 2013	$100	2.33%	16.0

(a) Includes letter of credit fees and bank fronting fees on commercial paper issuances by the VIEs for Entergy Arkansas, Entergy Louisiana, and System Energy.  The VIE for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

The amount outstanding on Entergy Gulf States Louisiana’s credit facility is included in long-term debt on its balance sheet and the commercial paper outstanding for the other VIEs is classified as a current liability on the respective balance sheets.  The commitment fees on the credit facilities are 0.20% of the commitment amount.  Each credit facility requires the respective lessee (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or Entergy Corporation as Guarantor for System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The variable interest entities had long-term notes payable that are included in long-term debt on the respective balance sheets as of March 31, 2011 as follows:

Company	Description	Amount

Entergy Arkansas VIE	5.60% Series G due September 2011	$35 million
Entergy Arkansas VIE	9% Series H due June 2013	$30 million
Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Gulf States Louisiana VIE	5.56% Series N due May 2013	$75 million
Entergy Gulf States Louisiana VIE	5.41% Series O due July 2012	$60 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
Entergy Louisiana VIE	3.30% Series F, due March 2016	$20 million
System Energy VIE	6.29% Series F due September 2013	$70 million
System Energy VIE	5.33% Series G due April 2015	$60 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities' credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances

(Entergy Louisiana)

In March 2011, Entergy Louisiana issued $200 million of 4.80% Series first mortgage bonds due May 2021.  Entergy Louisiana used the proceeds, together with other available funds, to purchase Unit 2 of the Acadia Energy Center, a 580MW generating unit located near Eunice, Louisiana.

(Entergy Mississippi)

In April 2011, Entergy Mississippi issued $150 million of 6.0% Series first mortgage bonds due May 2051. Entergy Mississippi used a portion of the proceeds to pay at maturity its $80 million 4.65% Series first mortgage bonds due May 2011.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2011 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$11,789,973	$11,295,166
Entergy Arkansas	$1,863,998	$1,702,252
Entergy Gulf States Louisiana	$1,624,691	$1,596,238
Entergy Louisiana	$1,996,520	$1,851,238
Entergy Mississippi	$825,396	$859,892
Entergy New Orleans	$167,218	$171,083
Entergy Texas	$1,638,253	$1,787,626
System Energy	$786,992	$618,077

(a)
The values exclude lease obligations of $194 million at Entergy Louisiana and $179 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $157 million at Entergy, and include debt due within one year.

(b)	Fair values are based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy's plans generally vest over three years.

Stock Options

Entergy granted 388,200 stock options during the first quarter 2011 with a weighted-average fair value of $11.48.  At March 31, 2011, there were 11,270,653 stock options outstanding with a weighted-average exercise price of $73.35.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2011.  Because Entergy’s stock price at March 31, 2011 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of March 31, was zero.  The intrinsic value of “in the money” stock options is $62 million as of March 31, 2011.

The following table includes financial information for stock options for the first quarter for each of the years presented:
	2011	2010
	(In Millions)

Compensation expense included in Entergy's net income for the first quarter	$3.0	$3.9
Tax benefit recognized in Entergy's net income for the first quarter	$1.2	$1.5
Compensation cost capitalized as part of fixed assets and inventory as of March 31,	$0.6	$0.7

Restricted Stock Awards

In January 2011, the Board approved and Entergy granted 166,800 restricted stock awards under the 2007 Equity Ownership and Long-term Cash Incentive Plan.  The grants were made effective as of January 27, 2011 and were valued at $72.79 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed ratably over the three year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting.

The following table includes financial information for restricted stock for the first quarter for each of the years presented:

	2011	2010
	(In Millions)

Compensation expense included in Entergy's net income for the first quarter	$1.0	$-
Tax benefit recognized in Entergy's net income for the first quarter	$0.4	$-
Compensation cost capitalized as part of fixed assets and inventory as of March 31,	$0.2	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the first quarters of 2011 and 2010, included the following components:

	2011	2010
	(In Thousands)

Service cost - benefits earned during the period	$30,490	$26,239
Interest cost on projected benefit obligation	59,248	57,802
Expected return on assets	(75,319)	(64,902)
Amortization of prior service cost	838	1,164
Amortization of loss	23,244	16,475
Net pension costs	$38,501	$36,778

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the first quarters of 2011 and 2010, included the following components:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,518	$2,462	$2,886	$1,327	$561	$1,197	$1,235
Interest cost on projected
benefit obligation	12,991	5,928	8,159	3,909	1,762	3,993	2,939
Expected return on assets	(15,609)	(8,339)	(9,716)	(5,038)	(2,114)	(5,501)	(3,784)
Amortization of prior service
cost	115	20	70	38	9	16	4
Amortization of loss	6,421	2,279	4,497	1,680	1,166	1,394	1,321
Net pension cost	$8,436	$2,350	$5,896	$1,916	$1,384	$1,099	$1,715

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,944	$2,116	$2,443	$1,163	$516	$1,067	$1,033
Interest cost on projected
benefit obligation	12,319	6,094	7,135	3,807	1,510	3,967	2,252
Expected return on assets	(12,659)	(7,688)	(8,194)	(4,313)	(1,809)	(5,137)	(2,952)
Amortization of prior service
cost	196	75	119	79	44	59	8
Amortization of loss	4,126	1,906	2,151	1,091	636	802	132
Net pension cost	$7,926	$2,503	$3,654	$1,827	$897	$758	$473

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy recognized $4.9 million and $4.7 million in pension cost for its non-qualified pension plans in the first quarters of 2011 and 2010, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the first quarters of 2011 and 2010:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost first quarter 2011	$115	$42	$4	$48	$16	$192
Non-qualified pension cost first quarter 2010	$101	$41	$6	$50	$6	$170

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2011 and 2010, included the following components:

	2011	2010
	(In Thousands)

Service cost - benefits earned during the period	$14,835	$13,078
Interest cost on APBO	18,631	19,020
Expected return on assets	(7,369)	(6,553)
Amortization of transition obligation	796	932
Amortization of prior service cost	(3,518)	(3,015)
Amortization of loss	5,298	4,317
Net other postretirement benefit cost	$28,673	$27,779

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the first quarters of 2011 and 2010, included the following components:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,013	$1,540	$1,635	$658	$362	$769	$661
Interest cost on APBO	3,436	2,075	2,192	1,093	806	1,486	667
Expected return on assets	(2,882)	-	-	(977)	(800)	(1,874)	(529)
Amortization of transition
obligation	205	60	96	88	298	47	2
Amortization of prior service
cost	(133)	(206)	(62)	(35)	10	(107)	(147)
Amortization of loss	1,610	723	698	540	241	700	369
Net other postretirement
benefit cost	$4,249	$4,192	$4,559	$1,367	$917	$1,021	$1,023

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,843	$1,370	$1,371	$550	$347	$697	$563
Interest cost on APBO	3,629	2,144	2,269	1,093	900	1,582	641
Expected return on assets	(2,445)	-	-	(888)	(725)	(1,718)	(468)
Amortization of transition
obligation	205	60	96	88	415	66	2
Amortization of prior service
cost	(197)	(77)	117	(62)	90	19	(191)
Amortization of loss	1,690	663	609	476	274	752	325
Net other postretirement
benefit cost	$4,725	$4,160	$4,462	$1,257	$1,301	$1,398	$872

Employer Contributions

Based on current assumptions, Entergy expects to contribute $400.5 million to its qualified pension plans in 2011.   As of the end of April 2011, Entergy had contributed $275.1 million to its pension plans.  Therefore, Entergy presently anticipates contributing an additional $125.4 million to fund its qualified pension plans in 2011.

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2011:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2011 pension contributions	$120,400	$27,318	$60,597	$29,169	$12,160	$18,235	$28,351
Pension contributions made through April 2011	$88,004	$17,912	$42,207	$21,169	$8,419	$11,651	$20,546
Remaining estimated pension contributions to be made in 2011	$32,396	$9,406	$18,390	$8,000	$3,741	$6,584	$7,805

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy's reportable segments as of March 31, 2011 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

In the fourth quarter 2010, Entergy finished integrating its former Non-Utility Nuclear segment and its non-nuclear wholesale asset business into the new Entergy Wholesale Commodities business in an internal reorganization. The 2010 information in the tables below has been restated to reflect the change in reportable segments.

Entergy's segment financial information for the first quarters of 2011 and 2010 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
2011
Operating revenues	$1,937,618	$610,146	$1,101	($7,657)	$2,541,208
Income taxes (benefit)	$90,204	$84,941	($10,895)	$-	$164,250
Consolidated net income (loss)	$168,653	$123,233	($10,563)	($27,645)	$253,678

2010
Operating revenues	$2,103,829	$660,399	$1,958	($6,839)	$2,759,347
Income taxes (benefit)	$89,970	$87,540	($29,825)	$-	$147,685
Consolidated net income (loss)	$142,971	$90,542	$3,660	($18,359)	$218,814

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

Entergy manages a portion of these risks using derivative instruments, some of which are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sales transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity futures, forwards, swaps, and options; foreign currency forwards; and interest rate swaps.  Entergy will occasionally enter into financially settled option contracts to manage market risk under certain hedging transactions, which may or may not be designated as hedging instruments.  Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Derivatives

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity futures, forwards, swaps, and options	Prepayments and other (current portion)	$123 million	($17) million	Entergy Wholesale Commodities
Electricity futures, forwards, swaps, and options	Other deferred debits and other assets (non-current portion)	$50 million	($27) million	Entergy Wholesale Commodities

Liabilities:
Electricity futures, forwards, swaps, and options	Other current liabilities (current portion)	$28 million	($25) million	Entergy Wholesale Commodities
Electricity futures, forwards, swaps, and options	Other non-current liabilities (non-current portion)	$57 million	($29) million	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity futures, forwards, swaps, and options	Prepayments and other (current portion)	$26 million	($19) million	Entergy Wholesale Commodities
Electricity futures, forwards, swaps, and options	Other deferred debits and other assets (non-current portion)	$7 million	($7) million	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$10 million	($-)	Utility

Liabilities:
Electricity futures, forwards, swaps, and options	Other current liabilities (current portion)	$11 million	($10) million	Entergy Wholesale Commodities
Electricity futures, forwards, swaps, and options	Other non-current liabilities (non-current portion)	$5 million	($5) million	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity futures, forwards, swaps, and options	Prepayments and other (current portion)	$160 million	($7) million	Entergy Wholesale Commodities
Electricity futures, forwards, swaps, and options	Other deferred debits and other assets (non-current portion)	$82 million	($29) million	Entergy Wholesale Commodities

Liabilities:
Electricity futures, forwards, swaps, and options	Other current liabilities (current portion)	$5 million	($5) million	Entergy Wholesale Commodities
Electricity futures, forwards, swaps, and options	Other non-current liabilities (non-current portion)	$47 million	($30) million	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity futures, forwards, swaps, and options	Prepayments and other (current portion)	$2 million	($-)	Entergy Wholesale Commodities
Electricity futures, forwards, swaps, and options	Other deferred debits and other assets (non-current portion)	$14 million	($8) million	Entergy Wholesale Commodities

Liabilities:
Electricity futures, forwards, swaps, and options	Other current liabilities (current portion)	$2 million	($2 million)	Entergy Wholesale Commodities
Electricity futures, forwards, swaps, and options	Other non-current liabilities (non-current portion)	$7 million	($7) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$2 million	($-)	Utility

(a)
The balances of derivative assets and liabilities in this table are presented gross.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented on the Entergy Consolidated Balance Sheets on a net basis in accordance with accounting guidance for Derivatives and Hedging.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2011 and 2010 are as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Income Statement location	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)

2011
Electricity futures, forwards, swaps, and options	($74) million	Competitive businesses operating revenues	$29 million

2010
Electricity futures, forwards, swaps, and options	$268 million	Competitive businesses operating revenues	$38 million

Electricity over-the-counter swaps that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Based on market prices as of March 31, 2011, cash flow hedges relating to power sales totaled $77 million of net unrealized gains. Approximately $86 million are expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI could vary, however, due to future changes in market prices.  Gains totaling approximately $29 million and $38 million were realized on the maturity of cash flow hedges, before taxes of $10 million and $13 million, for the three months ended March 31, 2011 and 2010, respectively. Unrealized gains or losses recorded in OCI result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at March 31, 2011 is approximately 3.75 years.  Planned generation currently sold forward from Entergy Wholesale Commodities power plants is 96% for the remaining three quarters of 2011, of which approximately 45% is sold under financial derivatives and the remainder under normal purchase/sale contracts.  The change in the value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended March 31, 2011 and 2010 was insignificant.  Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  As of March 31, 2011, hedge contracts with five counterparties were in a liability position (approximately $27 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required.  If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  From time to time, Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge.  Gains or losses accumulated in OCI prior to de-designation continue to be deferred in OCI until they are included in income as the original hedged transaction occurs.  From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility’s Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of March 31, 2011 is 54,370,000 MMBtu for Entergy, 12,960,000 MMBtu for Entergy Gulf States Louisiana, 25,010,000 MMBtu for Entergy Louisiana, and 16,400,000 MMBtu for Entergy Mississippi.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2011 and 2010 is as follows:

Instrument	Amount of gain (loss) recognized in OCI	Income Statement location	Amount of gain (loss) recorded in income

2011
Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	($3) million
Electricity futures, forwards, swaps, and options de-designated as hedged items	$10 million	Competitive business operating revenues	$2 million

2010
Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	($86) million

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of March 31, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Assets:
Natural gas swaps	Prepayments and other	$2.4 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$4.6 million	Entergy Louisiana
Natural gas swaps	Prepayments and other	$3.1 million	Entergy Mississippi

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of December 31, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Assets:
Natural gas swaps	Prepayments and other	$0.3 million	Entergy Mississippi

Liabilities:
Natural gas swaps	Other current liabilities	$1.0 million	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$0.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.5 million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their statements of income for the three months ended March 31, 2011 and 2010 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.9) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.1) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.3 million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.8) million	Entergy New Orleans

2010
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($21.2) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($36.2) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($27.8) million	Entergy Mississippi

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities.  The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy’s Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants’ bus bar to the contract’s point of delivery, generally a power market hub, for the period thereafter.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  As of March 31, 2011, Entergy had in-the-money derivative contracts with a fair value of $136 million with counterparties or their guarantor who are all currently investment grade.  $32 million of the derivative contracts as of March 31, 2011 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

The following table sets forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$622	$-	$-	$622
Decommissioning trust funds (a):
Equity securities	409	1,799	-	2,208
Debt securities	497	1,028	-	1,525
Power contracts	-	-	136	136
Securitization recovery trust account	37	-	-	37
Gas hedge contracts	10	-	-	10
Storm reserve escrow account	331	-	-	331
	$1,906	$2,827	$136	$4,869

Liabilities:
Power contracts	$-	$-	$32	$32
	$-	$-	$32	$32

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,218	$-	$-	$1,218
Decommissioning trust funds (a):
Equity securities	387	1,689	-	2,076
Debt securities	497	1,023	-	1,520
Power contracts	-	-	214	214
Securitization recovery trust account	43	-	-	43
Storm reserve escrow account	329	-	-	329
	$2,474	$2,712	$214	$5,400

Liabilities:
Power contracts	$-	$-	$17	$17
Gas hedge contracts	2	-	-	2
	$2	$-	$17	$19

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2011 and 2010:

	2011	2010
	(In Millions)

Balance as of January 1,	$197	$200

Unrealized gains/(losses) from price changes	(62)	263
Unrealized gains/(losses) on originations	(2)	7
Realized gains/(losses) on settlements	(29)	(38)

Balance as of March 31,	$ 104	$432

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$22.2	$-	$-	$22.2
Decommissioning trust funds (a):
Equity securities	1.6	342.6	-	344.2
Debt securities	17.2	186.2	-	203.4
Securitization recovery trust account	6.1	-	-	6.1
	$47.1	$528.8	$-	$575.9

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$101.9	$-	$-	$101.9
Decommissioning trust funds (a):
Equity securities	3.4	316.3	-	319.7
Debt securities	41.4	159.7	-	201.1
Securitization recovery trust account	2.4	-	-	2.4
	$149.1	$476.0	$-	$625.1

Entergy Gulf States Louisiana

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$56.4	$-	$-	$56.4
Decommissioning trust funds (a):
Equity securities	2.4	248.7	-	251.1
Debt securities	31.3	128.4	-	159.7
Gas hedge contracts	2.4	-	-	2.4
Storm reserve escrow account	90.2	-	-	90.2
	$182.7	$377.1	$-	$559.8

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$154.9	$-	$-	$154.9
Decommissioning trust funds (a):
Equity securities	3.8	231.1	-	234.9
Debt securities	32.2	126.5	-	158.7
Storm reserve escrow account	90.1	-	-	90.1
	$281.0	$357.6	$-	$638.6

Liabilities:
Gas hedge contracts	$1.0	$-	$-	$1.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$98.2	$-	$-	$98.2
Decommissioning trust funds (a):
Equity securities	2.9	152.7	-	155.6
Debt securities	44.4	51.5	-	95.9
Gas hedge contracts	4.6	-	-	4.6
Storm reserve escrow account	201.1	-	-	201.1
	$351.2	$204.2	$-	$555.4

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$122.5	$-	$-	$122.5
Decommissioning trust funds (a):
Equity securities	1.3	142.6	-	143.9
Debt securities	45.7	50.9	-	96.6
Storm reserve escrow account	201.0	-	-	201.0
	$370.5	$193.5	$-	$564.0

Liabilities:
Gas hedge contracts	$0.4	$-	$-	$0.4

Entergy Mississippi

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Gas hedge contracts	$3.1	$-	$-	$3.1
Storm reserve escrow account	31.9	-	-	31.9
	$35.0	$-	$-	$35.0

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Gas hedge contracts	$0.3	$-	$-	$0.3
Storm reserve escrow account	31.9	-	-	31.9
	$32.2	$-	$-	$32.2

Entergy New Orleans

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.6	$-	$-	$28.6
Storm reserve escrow account	7.5	-	-	7.5
	$36.1	$-	$-	$36.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$53.6	$-	$-	$53.6
Storm reserve escrow account	6.0	-	-	6.0
	$59.6	$-	$-	$59.6

Liabilities:
Gas hedge contracts	$0.5	$-	$-	$0.5

Entergy Texas

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$30.6	$-	$-	$30.6

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$33.6	$-	$-	$33.6
Securitization recovery trust account	40.6	-	-	40.6
	$74.2	$-	$-	$74.2

System Energy

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$124.0	$-	$-	$124.0
Decommissioning trust funds (a):
Equity securities	3.9	238.2	-	242.1
Debt securities	98.6	68.3	-	166.9
	$226.5	$306.5	$-	$533.0

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$262.9	$-	$-	$262.9
Decommissioning trust funds (a):
Equity securities	3.1	220.9	-	224.0
Debt securities	95.7	68.2	-	163.9
	$361.7	$289.1	$-	$650.8

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indexes.  Fixed income securities are held in various governmental and corporate securities with an average coupon rate of 4.24%.  See Note 9 for additional information on the investment portfolios.

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of March 31, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$2,208	$538	$5
Debt Securities	1,525	60	9
Total	$3,733	$598	$14

2010
Equity Securities	$2,076	$436	$9
Debt Securities	1,520	67	12
Total	$3,596	$503	$21

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $155 million and $130 million as of March 31, 2011 and December 31, 2010, respectively.  The amortized cost of debt securities was $1,488 million as of March 31, 2011 and $1,475 million as of December 31, 2010.  As of March 31, 2011, the debt securities have an average coupon rate of approximately 4.24%, an average duration of approximately 5.14 years, and an average maturity of approximately 8.67 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$18	$1	$461	$9
More than 12 months	70	4	2	-
Total	$88	$5	$463	$9

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$15	$1	$474	$11
More than 12 months	105	8	4	1
Total	$120	$9	$478	$12

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)
Less than 1 year	$49	$37
1 year - 5 years	579	557
5 years - 10 years	498	512
10 years - 15 years	156	163
15 years - 20 years	46	47
20 years+	197	204
Total	$1,525	$1,520

During the three months ended March 31, 2011 and 2010, proceeds from the dispositions of securities amounted to $493 million and $771 million, respectively.  During the three months ended March 31, 2011 and 2010, gross gains of $4 million and $15 million, respectively, and gross losses of $5 million and $2 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$344.2	$93.3	$0.1
Debt Securities	203.4	9.4	1.3
Total	$547.6	$102.7	$1.4

2010
Equity Securities	$319.7	$74.2	$0.3
Debt Securities	201.1	11.0	1.0
Total	$520.8	$85.2	$1.3

The amortized cost of debt securities was $195.3 million as of March 31, 2011 and $191.2 million as of December 31, 2010.  As of March 31, 2011, the debt securities have an average coupon rate of approximately 4.08%, an average duration of approximately 4.74 years, and an average maturity of approximately 5.66 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2011:
	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.6	$-	$49.8	$1.3
More than 12 months	2.0	0.1	-	-
Total	$2.6	$0.1	$49.8	$1.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$44.3	$1.0
More than 12 months	6.6	0.3	-	-
Total	$6.6	$0.3	$44.3	$1.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$3.7	$5.3
1 year - 5 years	104.1	100.1
5 years - 10 years	85.1	85.2
10 years - 15 years	3.5	4.5
15 years - 20 years	-	-
20 years+	7.0	6.0
Total	$203.4	$201.1

During the three months ended March 31, 2011 and 2010, proceeds from the dispositions of securities amounted to $31.0 million and $99.0 million, respectively.  During the three months ended March 31, 2011 and 2010, gross gains of $0.6 million and $2.0 million, respectively, and gross losses of $0 million and $0.3 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$251.1	$54.6	$0.6
Debt Securities	159.7	8.2	0.9
Total	$410.8	$62.8	$1.5

2010
Equity Securities	$234.9	$41.7	$1.4
Debt Securities	158.7	8.8	0.8
Total	$393.6	$50.5	$2.2

The amortized cost of debt securities was $151.6 million as of March 31, 2011 and $150.0 million as of December 31, 2010.  As of March 31, 2011, the debt securities have an average coupon rate of approximately 4.50%, an average duration of approximately 5.97 years, and an average maturity of approximately 9.26 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$1.3	$-	$27.1	$0.7
More than 12 months	10.5	0.6	0.9	0.2
Total	$11.8	$0.6	$28.0	$0.9

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$22.6	$0.6
More than 12 months	18.6	1.4	0.9	0.2
Total	$18.6	$1.4	$23.5	$0.8

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$5.5	$4.7
1 year - 5 years	34.5	35.0
5 years - 10 years	54.8	54.2
10 years - 15 years	47.3	48.1
15 years - 20 years	4.0	3.7
20 years+	13.6	13.0
Total	$159.7	$158.7

During the three months ended March 31, 2011 and 2010, proceeds from the dispositions of securities amounted to $11.9 million and $42.3 million, respectively.  During the three months ended March 31, 2011 and 2010, gross gains of $0.02 million and $0.9 million, respectively, and gross losses of $0.04 million and $0.05 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$155.6	$38.9	$0.8
Debt Securities	95.9	4.6	0.1
Total	$251.5	$43.5	$0.9

2010
Equity Securities	$143.9	$31.0	$1.7
Debt Securities	96.6	5.3	0.1
Total	$240.5	$36.3	$1.8

The amortized cost of debt securities was $90.8 million as of March 31, 2011 and $91.0 million as of December 31, 2010.  As of March 31, 2011, the debt securities have an average coupon rate of approximately 4.01%, an average duration of approximately 4.55 years, and an average maturity of approximately 8.76 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2011:
	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.3	$-	$9.7	$0.1
More than 12 months	12.2	0.8	0.2	-
Total	$12.5	$0.8	$9.9	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$4.8	$0.1
More than 12 months	18.9	1.7	0.2	-
Total	$18.9	$1.7	$5.0	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$3.7	$5.3
1 year - 5 years	28.2	28.1
5 years - 10 years	30.8	31.5
10 years - 15 years	17.0	14.1
15 years - 20 years	1.9	2.9
20 years+	14.3	14.7
Total	$95.9	$96.6

During the three months ended March 31, 2011 and 2010, proceeds from the dispositions of securities amounted to $6.1 million and $20.5 million, respectively.  During the three months ended March 31, 2011 and 2010, gross gains of $0.06 million and $0.6 million, respectively, and gross losses of $0.01 million and $0.01 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$242.1	$47.6	$2.2
Debt Securities	166.9	3.5	0.9
Total	$409.0	$51.1	$3.1

2010
Equity Securities	$224.0	$37.3	$5.2
Debt Securities	163.9	4.4	1.5
Total	$387.9	$41.7	$6.7

The amortized cost of debt securities was $162.4 million as of March 31, 2011 and $159.3 million as of December 31, 2010.  As of March 31, 2011, the debt securities have an average coupon rate of approximately 3.69%, an average duration of approximately 4.38 years, and an average maturity of approximately 7.05 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$1.2	$-	$64.5	$0.9
More than 12 months	44.7	2.2	-	-
Total	$45.9	$2.2	$64.5	$0.9

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$63.0	$1.5
More than 12 months	61.1	5.2	-	-
Total	$61.1	$5.2	$63.0	$1.5

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2011 and 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$6.3	$1.8
1 year - 5 years	87.1	79.8
5 years - 10 years	47.8	52.3
10 years - 15 years	0.5	2.5
15 years - 20 years	4.8	3.8
20 years+	20.4	23.7
Total	$166.9	$163.9

During the three months ended March 31, 2011 and 2010, proceeds from the dispositions of securities amounted to $88.6 million and $81.4 million, respectively.  During the three months ended March 31, 2011 and 2010, gross gains of $0.4 million and $1.0 million, respectively, and gross losses of $0.9 million and $0.1 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2011 and 2010.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy Wholesale Commodities did not record material charges to other income in the three months ended March 31, 2011 and 2010, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2011 are $131.3 million for Entergy, $8.5 million for Entergy Arkansas, $11.1 million for Entergy Gulf States Louisiana, $25.3 million for Entergy Louisiana, $3.9 million for Entergy Mississippi, $0.3 million for Entergy New Orleans, $4.4 million for Entergy Texas, and $26.0 million for System Energy.

Vermont Yankee

See Impairment of Long-Lived Assets in Note 1 to the financial statements in the Form 10-K, including a discussion of the Vermont Yankee nuclear power plant.  Following are updates to that discussion.

In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.

On April 18, 2011, Entergy Nuclear Vermont Yankee, the owner of Vermont Yankee, and Entergy Nuclear Operations, the operator of Vermont Yankee, filed a complaint in the United States District Court for the District of Vermont seeking a declaratory judgment and injunctive relief to prevent the state of Vermont from forcing Vermont Yankee to cease operation on March 21, 2012.  Specifically the complaint asserts, in part, the following:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•
Atomic Energy Act Preemption.  Under the Supremacy Clause of the U.S. Constitution, the U.S. Supreme Court held in 1983 that a state has no authority over (1) nuclear power plant licensing and operations or (2) the radiological safety of a nuclear power plant.  In violation of these legal principles, Vermont has asserted that it can shut down a federally licensed and operating nuclear power plant, and that it can regulate the plant based upon Vermont’s safety concerns.

•
Federal Power Act Preemption and the Commerce Clause of the U.S. Constitution.  Vermont is prohibited from conditioning post-March 2012 operation of Vermont Yankee on the plant’s agreement to provide power to Vermont utilities at preferential wholesale rates.  The Federal Power Act preempts any state interference with the FERC’s exclusive regulation of rates in the wholesale power market.  The Commerce Clause of the U.S. Constitution bars a state from discriminatory regulation of private markets that favors in-state over out-of-state residents.

In addition to seeking a declaratory judgment, the complaint also requests a preliminary and permanent injunction enjoining the enforcement of Vermont statutes, regulations, or other laws purporting to regulate the operation and licensing and/or the radiological safety of Vermont Yankee; enjoining Vermont and its officials from undertaking any steps, based on denial of a certificate of public good, to shutdown Vermont Yankee, to prevent Vermont Yankee from delivering power to the interstate grid, or to prohibit the storage at Vermont Yankee of spent nuclear fuel; and enjoining Vermont and its officials from conditioning Vermont Yankee’s continued operation upon Entergy Nuclear Vermont Yankee’s agreement to provide below-market wholesale electricity rates to Vermont retail utilities.  On April 22, 2011, Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations filed in the proceeding a motion for a preliminary injunction.  The defendants' response to the motion for preliminary injunction is due by May 23, 2011, and the judge scheduled a hearing on the motion for a preliminary injunction for June 23 and 24, 2011.

As discussed further in the Form 10-K, after evaluating various factors if Entergy concludes that Vermont Yankee is unlikely to operate significantly beyond its original license expiration date in 2012, it could result in an impairment of part or all of the carrying value of the plant.  In preparing its first quarter 2011 financial statements Entergy evaluated these factors and concluded that the carrying value of Vermont Yankee is not impaired as of March 31, 2011.  As of March 31, 2011, the net carrying value of the plant, including nuclear fuel, is $420 million.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of variable interest entities.

Entergy Louisiana and System Energy are each considered to each hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the consolidated financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $37.6 million and $25.3 million in the three months ended March 31, 2011 and 2010, respectively.  System Energy made payments on its lease, including interest, of $47.4 million and $45.7 million in the three months ended March 31, 2011 and 2010, respectively.

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2011, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants' management, including their respective PEOs and PFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $10.4 million primarily due to higher net revenue, lower depreciation and amortization expenses, lower taxes other than income taxes, and a lower effective income tax rate, partially offset by lower other income, and higher other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2011 to the first quarter 2010.

Amount
(In Millions)

2010 net revenue	$ 260.4
Retail electric price	11.8
Volume/weather	3.5
Deferral of refunds for future recovery	3.1
Capacity acquisition recovery	(4.1)
Net wholesale revenue	(3.6)
Other	0.9
2011 net revenue	$272.0

The retail electric price variance is primarily due to a base rate increase effective July 2010.  See Note 2 to the financial statements in the Form 10-K for discussion of the rate case settlement.

The volume/weather variance is primarily due to more favorable volume during the unbilled sales period compared to the same period in 2010, offset by a decrease of 143 GWh, or 3%, in billed electricity usage primarily in the residential sector due to less favorable weather.

The deferral of refunds for future recovery is due to the deferral of fuel expenses originally recorded in 2008 for the payment of refunds made in connection with the interruptible load proceeding as discussed further in Note 2 to the financial statements.

The capacity acquisition recovery variance is due to a credit to customers for an over-recovery of Ouachita plant costs.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $95 million in rider revenues primarily due to lower System Agreement production cost equalization payments.

Fuel and purchased power expenses decreased $98.8 million primarily due to a change from an over to under-recovery primarily due to higher fuel and purchased power costs.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion ana Analysis

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.4 million in transmission and distribution expenses primarily due to vegetation and maintenance expenses; and
•	an increase of $2.3 million in nuclear expenses primarily due to higher labor and contract costs.

This increase was partially offset by an increase of $2.4 million in nuclear insurance refunds received in 2011 as compared to the same period in 2010.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes as a result of lower residential and commercial gross revenues.

Depreciation and amortization expenses decreased primarily due to a decrease in depreciation rates as a result of the rate case settlement agreement approved by the APSC in June 2010.

Other income decreased primarily due to lower earnings on decommissioning trust fund investments.

Income Taxes

The effective income tax rates for the first quarters of 2011 and 2010 were 42.3% and 48.8%, respectively.  The differences in the effective income tax rates for the first quarters of 2011 and 2010 versus the federal statutory rate of 35.0% were primarily due to certain book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$106,102	$86,233

Cash flow provided by (used in):
Operating activities	56,330	222,382
Investing activities	(110,123)	(111,499)
Financing activities	(24,924)	(32,873)
Net increase (decrease) in cash and cash equivalents	(78,717)	78,010

Cash and cash equivalents at end of period	$27,385	$164,243

Operating Activities

           Cash flow from operations decreased $166.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a change of $90 million in deferred fuel costs primarily due to a reduction in the production cost equalization recovery rate because Entergy Arkansas's obligation for 2011 has decreased, along with an increase of $54.2 million in pension contributions.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion ana Analysis

Investing Activities

Net cash flow used in investing activities decreased $1.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to money pool activity and the repayment by System Fuels of Entergy Arkansas’s $11 million investment in System Fuels.  This activity was almost entirely offset by an increase of $59.9 million in nuclear fuel purchases primarily due to the purchase of nuclear fuel from System Fuels because the Utility companies will now purchase nuclear fuel as System Fuels procures it, rather than primarily at the time of refueling.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased $22.4 million in the three months ended March 31, 2011 compared to increasing $46.1 million in the three months ended March 31, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $7.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a decrease in net borrowings from the nuclear fuel company variable interest entity credit facility in the three months ended March 31, 2011 compared to the same period in 2010.  See Note 4 to the financial statements for a discussion of the credit facility.

Capital Structure

Entergy Arkansas's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2011	December 31, 2010

Debt to capital	55.6%	55.9%
Effect of excluding the securitization bonds	(1.6)%	(1.6)%
Debt to capital, excluding securitization bonds (1)	54.0%	54.3%
Effect of subtracting cash	(0.4)%	(1.5)%
Net debt to net capital, excluding securitization bonds (1)	53.6%	52.8%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas's receivables from the money pool were as follows:

March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
(In Thousands)

$19,015	$41,463	$74,917	$28,859

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion ana Analysis

  No borrowings were outstanding under Entergy Arkansas’s credit facility as of March 31, 2011.  In April 2011, at the expiration of this facility, Entergy Arkansas entered into a new $78 million credit facility that expires in April 2012.

Hot Spring Energy Facility Purchase Agreement

In April 2011, Entergy Arkansas announced that it has signed an asset purchase agreement to acquire the Hot Spring Energy Facility, a 620 MW natural gas-fired combined-cycle turbine plant located in Hot Spring County, Arkansas, from a subsidiary of KGen Power Corporation.  The purchase price is approximately $253 million.  Entergy Arkansas also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $277 million.  The acquisition is expected to require investment in Entergy’s transmission system, and studies are currently under way to estimate the cost.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Because Hot Spring represents a substantial portion of KGen Power’s remaining assets, Delaware law requires KGen Power to obtain shareholder approval prior to selling the Hot Spring facility.  KGen Power intends to mail a proxy to its stockholders with a vote expected to be held in mid-June 2011.  Closing is expected to occur in mid-2012.  Entergy Arkansas expects to initiate its request for approval for the acquisition and cost recovery from the APSC in June 2011.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$443,498	$531,894

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	82,231	165,730
Purchased power	92,854	108,150
Nuclear refueling outage expenses	9,961	11,111
Other operation and maintenance	116,984	112,140
Decommissioning	9,297	8,742
Taxes other than income taxes	19,579	22,524
Depreciation and amortization	55,258	63,998
Other regulatory credits - net	(3,571)	(2,418)
TOTAL	382,593	489,977

OPERATING INCOME	60,905	41,917

OTHER INCOME
Allowance for equity funds used during construction	1,065	1,454
Interest and investment income	3,780	7,688
Miscellaneous - net	(749)	238
TOTAL	4,096	9,380

INTEREST EXPENSE
Interest expense	21,063	22,336
Allowance for borrowed funds used during construction	(479)	(849)
TOTAL	20,584	21,487

INCOME BEFORE INCOME TAXES	44,417	29,810

Income taxes	18,809	14,557

NET INCOME	25,608	15,253

Preferred dividend requirements and other	1,718	1,718

EARNINGS APPLICABLE TO
COMMON STOCK	$23,890	$13,535

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$25,608	$15,253
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	81,884	91,235
Deferred income taxes, investment tax credits, and non-current taxes accrued	23,272	(64,921)
Changes in working capital:
Receivables	21,567	38,352
Fuel inventory	(15,702)	(11,737)
Accounts payable	36,504	(13,464)
Prepaid taxes and taxes accrued	(1,190)	63,837
Interest accrued	(6,930)	(2,735)
Deferred fuel costs	9,352	98,976
Other working capital accounts	(21,721)	30,362
Changes in provisions for estimated losses	2,149	(8,191)
Changes in other regulatory assets	10,319	(30,940)
Changes in pension and other postretirement liabilities	(73,531)	(15,774)
Other	(35,251)	32,129
Net cash flow provided by operating activities	56,330	222,382

INVESTING ACTIVITIES
Construction expenditures	(70,379)	(64,856)
Allowance for equity funds used during construction	1,065	1,454
Nuclear fuel purchases	(61,561)	(1,619)
Proceeds from sale of equipment	-	2,489
Proceeds from nuclear decommissioning trust fund sales	31,042	98,992
Investment in nuclear decommissioning trust funds	(40,021)	(101,901)
Change in money pool receivable - net	22,448	(46,058)
Investment in affiliates	10,994	-
Remittances to securitization account	(3,711)	-
Net cash flow used in investing activities	(110,123)	(111,499)

FINANCING ACTIVITIES
Changes in short-term borrowings - net	(10,016)	(17,531)
Dividends paid:
Common stock	(13,100)	(13,400)
Preferred stock	(1,718)	(1,718)
Other	(90)	(224)
Net cash flow used in financing activities	(24,924)	(32,873)

Net increase (decrease) in cash and cash equivalents	(78,717)	78,010

Cash and cash equivalents at beginning of period	106,102	86,233

Cash and cash equivalents at end of period	$27,385	$164,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$26,694	$20,770

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$5,224	$4,250
Temporary cash investments	22,161	101,852
Total cash and cash equivalents	27,385	106,102
Securitization recovery trust account	6,123	2,412
Accounts receivable:
Customer	74,552	79,905
Allowance for doubtful accounts	(24,036)	(24,402)
Associated companies	56,432	82,583
Other	61,244	61,135
Accrued unbilled revenues	61,241	74,227
Total accounts receivable	229,433	273,448
Deferred fuel costs	52,150	61,502
Fuel inventory - at average cost	53,401	37,699
Materials and supplies - at average cost	139,920	140,095
Deferred nuclear refueling outage costs	45,804	23,099
System agreement cost equalization	52,160	52,160
Prepaid taxes	87,883	86,693
Prepayments and other	10,440	7,877
TOTAL	704,699	791,087

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	547,628	520,841
Non-utility property - at cost (less accumulated depreciation)	1,682	1,684
Other	3,182	14,176
TOTAL	552,492	536,701

UTILITY PLANT
Electric	7,798,187	7,787,348
Property under capital lease	1,287	1,303
Construction work in progress	158,683	114,324
Nuclear fuel	247,572	188,611
TOTAL UTILITY PLANT	8,205,729	8,091,586
Less - accumulated depreciation and amortization	3,730,491	3,683,001
UTILITY PLANT - NET	4,475,238	4,408,585

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	95,572	98,836
Other regulatory assets (includes securitization property of
$115,170 as of March 31, 2011 and $118,505 as of
December 31, 2010)	887,427	892,449
Other	29,570	23,710
TOTAL	1,012,569	1,014,995

TOTAL ASSETS	$6,744,998	$6,751,368

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$35,000	$35,000
Short-term borrowings	52,761	62,777
Accounts payable:
Associated companies	91,022	92,627
Other	145,130	114,454
Customer deposits	76,025	72,535
Accumulated deferred income taxes	88,237	82,820
Interest accrued	20,090	27,020
Other	20,997	21,115
TOTAL	529,262	508,348

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,676,747	1,661,365
Accumulated deferred investment tax credits	44,430	44,928
Other regulatory liabilities	157,772	140,801
Decommissioning	611,461	602,164
Accumulated provisions	10,119	7,970
Pension and other postretirement liabilities	342,394	415,925
Long-term debt (includes securitization bonds
of $124,066 as of March 31, 2011 and December 31, 2010)	1,828,998	1,828,910
Other	12,769	20,701
TOTAL	4,684,690	4,722,764

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2011
and 2010	470	470
Paid-in capital	588,444	588,444
Retained earnings	825,782	814,992
TOTAL	1,414,696	1,403,906

TOTAL LIABILITIES AND EQUITY	$6,744,998	$6,751,368

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2009	$470	$588,444	$822,647	$1,411,561

Net income	-	-	15,253	15,253
Common stock dividends	-	-	(13,400)	(13,400)
Preferred stock dividends	-	-	(1,718)	(1,718)

Balance at March 31, 2010	$470	$588,444	$822,782	$1,411,696

Balance at December 31, 2010	$470	$588,444	$814,992	$1,403,906

Net income	-	-	25,608	25,608
Common stock dividends	-	-	(13,100)	(13,100)
Preferred stock dividends	-	-	(1,718)	(1,718)

Balance at March 31, 2011	$470	$588,444	$825,782	$1,414,696

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

			Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$175	$219	$	(44)	(20)
Commercial	92	109		(17)	(16)
Industrial	83	101		(18)	(18)
Governmental	4	5		(1)	(20)
Total retail	354	434		(80)	(18)
Sales for resale:
Associated companies	64	79		(15)	(19)
Non-associated companies	24	24		-	-
Other	1	(5)		6	120
Total	$443	$532	$	(89)	(17)

Billed Electric Energy
Sales (GWh):
Residential	2,251	2,401		(150)	(6)
Commercial	1,360	1,380		(20)	(1)
Industrial	1,613	1,586		27	2
Governmental	64	64		-	-
Total retail	5,288	5,431		(143)	(3)
Sales for resale:
Associated companies	1,658	1,986		(328)	(17)
Non-associated companies	324	248		76	31
Total	7,270	7,665		(395)	(5)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $7.6 million primarily due to higher net revenue, lower interest expense, and a lower effective income tax rate, partially offset by lower other income.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2011 to the first quarter 2010.

Amount
(In Millions)

2010 net revenue	$218.0
Fuel recovery	6.9
Other	0.2
2011 net revenue	$225.1

The fuel recovery variance resulted primarily from an adjustment to deferred fuel costs in the first quarter 2010.

Other Income Statement Variances

Other income decreased primarily due to:

•
a decrease of $2.4 million in interest and dividend income related to the debt assumption agreement with Entergy Texas.  In June 2010, Entergy Texas repaid the outstanding assumed debt and the debt assumption agreement was terminated; and

•	a decrease of $1.5 million in investment income earned on decommissioning trust funds.

The decrease was offset by an increase of $3.4 million in distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest expense decreased primarily due to a decrease in long-term debt outstanding as a result of the redemptions of first mortgage bonds of $68 million in June 2010 and $304 million in November 2010, partially offset by the issuance of first mortgage bonds of $250 million in October 2010.  See Note 4 to the financial statements in the Form 10-K for details of long-term debt.

Income Taxes

The effective income tax rate was 36.1% for the first quarter 2011 and 38.2% for the first quarter 2010.  The differences in the effective income tax rate for the first quarter 2011 and the first quarter 2010 versus the federal statutory rate of 35% are primarily due to state income taxes and certain book and tax differences related to utility plant items and flow-through tax accounting, partially offset by book and tax differences related to non-taxable distributions earned on the preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings and the amortization of investment tax credits.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion ana Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$155,173	$144,460

Cash flow provided by (used in):
Operating activities	50,088	90,288
Investing activities	(110,165)	(77,992)
Financing activities	(38,510)	(47,934)
Net decrease in cash and cash equivalents	(98,587)	(35,638)

Cash and cash equivalents at end of period	$56,586	$108,822

Operating Activities

Net cash flow provided by operating activities decreased $40.2 million for three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to higher nuclear refueling outage spending at River Bend and an increase of $9.3 million in pension contributions.  River Bend had a refueling outage in the first quarter 2011 and did not have one in the first quarter 2010.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $32.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase of $53.1 million in nuclear fuel purchases and an increase of $9.9 million in nuclear construction expenditures primarily as a result of projects completed during the River Bend refueling outage mentioned above.  These increased uses were partially offset by money pool activity and a decrease in construction expenditures resulting from $24.9 million in costs associated with the development of new nuclear generation at River Bend in 2010.

Decreases in Entergy Gulf States Louisiana's receivable from the money pool are a source of cash flow, and Entergy Gulf States Louisiana's receivable from the money pool decreased by $14.8 million for the three months ended March 31, 2011 compared to decreasing by $0.8 million for the three months ended March 31, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility operating companies’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $9.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to net borrowings of $40.3 million against the nuclear fuel company variable interest entity credit facility in 2011, offset by an increase of $37.4 million in common equity distributions. See Note 4 to the financial statements for a discussion of the credit facility.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion ana Analysis

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2011	December 31, 2010

Debt to capital	52.4%	51.2%
Effect of subtracting cash	(0.9)%	(2.6)%
Net debt to net capital	51.5%	48.6%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations and long-term debt, including the currently maturing portion.  Capital consists of debt and member’s equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Gulf States Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana’s financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana's uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana's receivables from the money pool were as follows:

March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
(In Thousands)

$48,200	$63,003	$49,346	$50,131

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of March 31, 2011.

New Nuclear Development

See the Form 10-K for a discussion of the project option being developed by Entergy Gulf States Louisiana and Entergy Louisiana for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  On April 15, 2011, the procedural schedule was suspended to allow for further settlement discussions among the parties.  Entergy Gulf States Louisiana and Entergy Louisiana expect a new hearing date will be established.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to that discussion.

In January 2003 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 1995 through 2004.  The LPSC Staff issued its audit report in December 2010.  The report recommends the disallowance of $23 million of costs which, with interest, will total $43 million.  $2.3 million of this total relates to a realignment to and recovery through base rates of certain SO2 costs.  Entergy Gulf States Louisiana filed comments disputing the findings in the report.  A hearing on the merits is scheduled to begin in November 2011.  Entergy Gulf States Louisiana has recorded provisions for the estimated effect of this proceeding.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion ana Analysis

In January 2011, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2010.  The filing showed an earned return on common equity of 8.84% and a revenue deficiency of $0.3 million.  In March 2011, the LPSC staff filed its findings, suggesting an adjustment that will produce an 11.76% earned return on common equity for the test year and a $0.2 million rate reduction.  Entergy Gulf States Louisiana will implement the $0.2 million rate reduction effective with the May 2011 billing cycle.

On May 2, 2011, Entergy Gulf States Louisiana made a special formula rate plan rate implementation filing with the LPSC that implements effective with the May 2011 billing cycle a $5.1 million rate decrease to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center by Entergy Louisiana.  As a result of this acquisition, Entergy Gulf States Louisiana’s allocation of capacity related to this unit terminated, resulting in a reduction in the additional capacity revenue requirement.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$467,041	$457,781
Natural gas	28,857	40,894
TOTAL	495,898	498,675

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	80,635	64,136
Purchased power	191,108	218,610
Nuclear refueling outage expenses	5,018	5,718
Other operation and maintenance	79,014	79,639
Decommissioning	3,471	3,279
Taxes other than income taxes	18,801	18,456
Depreciation and amortization	35,724	35,189
Other regulatory credits - net	(942)	(2,054)
TOTAL	412,829	422,973

OPERATING INCOME	83,069	75,702

OTHER INCOME
Allowance for equity funds used during construction	1,740	1,286
Interest and investment income	9,358	10,598
Miscellaneous - net	(2,161)	(1,579)
TOTAL	8,937	10,305

INTEREST EXPENSE
Interest expense	21,349	25,182
Allowance for borrowed funds used during construction	(865)	(817)
TOTAL	20,484	24,365

INCOME BEFORE INCOME TAXES	71,522	61,642

Income taxes	25,852	23,559

NET INCOME	45,670	38,083

Preferred distribution requirements and other	206	206

EARNINGS APPLICABLE TO
COMMON EQUITY	$45,464	$37,877

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$45,670	$38,083
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	48,769	50,324
Deferred income taxes, investment tax credits, and non-current taxes accrued	(25,336)	(36,921)
Changes in working capital:
Receivables	(14,666)	(53,135)
Fuel inventory	785	1,207
Accounts payable	(51,411)	11,157
Prepaid taxes and taxes accrued	62,194	38,089
Interest accrued	4,965	9,319
Deferred fuel costs	(13,181)	(13,273)
Other working capital accounts	(28,764)	58,154
Changes in provisions for estimated losses	155	(5,562)
Changes in other regulatory assets	(15,701)	(27,947)
Changes in pension and other postretirement liabilities	(11,665)	(2,169)
Other	48,274	22,962
Net cash flow provided by operating activities	50,088	90,288

INVESTING ACTIVITIES
Construction expenditures	(59,880)	(68,284)
Allowance for equity funds used during construction	1,740	1,286
Nuclear fuel purchases	(62,237)	(9,141)
Proceeds from nuclear decommissioning trust fund sales	11,902	42,324
Investment in nuclear decommissioning trust funds	(16,450)	(44,962)
Change in money pool receivable - net	14,803	785
Changes in other investments - net	(43)	-
Net cash flow used in investing activities	(110,165)	(77,992)

FINANCING ACTIVITIES
Changes in credit borrowings - net	40,300	(6,600)
Dividends/distributions paid:
Common equity	(78,400)	(41,000)
Preferred membership interests	(206)	(206)
Other	(204)	(128)
Net cash flow used in financing activities	(38,510)	(47,934)

Net decrease in cash and cash equivalents	(98,587)	(35,638)

Cash and cash equivalents at beginning of period	155,173	144,460

Cash and cash equivalents at end of period	$56,586	$108,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$15,596	$15,128
Income taxes	$(7)	$(6)

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$-	$9,160

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$219	$231
Temporary cash investments	56,367	154,942
Total cash and cash equivalents	56,586	155,173
Accounts receivable:
Customer	76,603	60,369
Allowance for doubtful accounts	(1,299)	(1,306)
Associated companies	120,165	119,252
Other	14,917	27,728
Accrued unbilled revenues	52,136	56,616
Total accounts receivable	262,522	262,659
Fuel inventory - at average cost	25,042	25,827
Materials and supplies - at average cost	110,913	113,302
Deferred nuclear refueling outage costs	33,753	7,372
Prepaid taxes	-	40,946
Prepayments and other	9,842	5,127
TOTAL	498,658	610,406

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	339,664	339,664
Decommissioning trust funds	410,805	393,580
Non-utility property - at cost (less accumulated depreciation)	160,953	156,845
Storm reserve escrow account	90,168	90,125
Other	12,428	12,011
TOTAL	1,014,018	992,225

UTILITY PLANT
Electric	6,956,654	6,907,268
Natural gas	125,708	124,020
Construction work in progress	108,376	119,017
Nuclear fuel	227,956	202,609
TOTAL UTILITY PLANT	7,418,694	7,352,914
Less - accumulated depreciation and amortization	3,833,396	3,812,394
UTILITY PLANT - NET	3,585,298	3,540,520

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	231,414	234,406
Other regulatory assets	265,835	270,883
Deferred fuel costs	100,124	100,124
Other	17,827	14,832
TOTAL	615,200	620,245

TOTAL ASSETS	$5,713,174	$5,763,396

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$74,113	$71,601
Other	103,150	160,246
Customer deposits	49,327	48,631
Taxes accrued	21,248	-
Accumulated deferred income taxes	11,183	1,749
Interest accrued	32,226	27,261
Deferred fuel costs	9,120	22,301
Pension and other postretirement liabilities	7,511	7,415
Other	14,200	15,049
TOTAL	322,078	354,253

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,369,003	1,405,374
Accumulated deferred investment tax credits	84,024	84,858
Other regulatory liabilities	94,569	83,479
Decommissioning and asset retirement cost liabilities	344,786	339,925
Accumulated provisions	97,835	97,680
Pension and other postretirement liabilities	208,767	220,432
Long-term debt	1,624,691	1,584,332
Long-term payables - associated companies	32,193	32,596
Other	58,213	51,254
TOTAL	3,914,081	3,899,930

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,506,576	1,539,517
Accumulated other comprehensive loss	(39,561)	(40,304)
TOTAL	1,477,015	1,509,213

TOTAL LIABILITIES AND EQUITY	$5,713,174	$5,763,396

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011 and 2010
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$10,000	$1,473,930	$(42,171)	$1,441,759

Net income	-	38,083	-	38,083
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $543)	-	-	579	579
Total comprehensive income				38,662

Dividends/distributions declared on common equity	-	(41,000)	-	(41,000)
Dividends/distributions declared on preferred membership interests	-	(206)	-	(206)
Other	-	(5)	-	(5)

Balance at March 31, 2010	$10,000	$1,470,802	$(41,592)	$1,439,210

Balance at December 31, 2010	$10,000	$1,539,517	$(40,304)	$1,509,213

Net income	-	45,670	-	45,670
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $507)	-	-	743	743
Total comprehensive income				46,413

Dividends/distributions declared on common equity	-	(78,400)	-	(78,400)
Dividends/distributions declared on preferred membership interests	-	(206)	-	(206)
Other	-	(5)	-	(5)

Balance at March 31, 2011	$10,000	$1,506,576	$(39,561)	$1,477,015

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

			Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$110	$119	$(9)	(8)
Commercial	97	98	(1)	(1)
Industrial	115	113	2	2
Governmental	5	5	-	-
Total retail	327	335	(8)	(2)
Sales for resale:
Associated companies	119	93	26	28
Non-associated companies	13	24	(11)	(46)
Other	8	6	2	33
Total	$467	$458	$9	2

Billed Electric Energy
Sales (GWh):
Residential	1,247	1,325	(78)	(6)
Commercial	1,213	1,199	14	1
Industrial	2,175	2,010	165	8
Governmental	53	56	(3)	(5)
Total retail	4,688	4,590	98	2
Sales for resale:
Associated companies	1,874	1,690	184	11
Non-associated companies	204	477	(273)	(57)
Total	6,766	6,757	9	-

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $3.5 million primarily due to higher other income and a lower effective income tax rate, partially offset by lower net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2011 to the first quarter 2010.

Amount
(In Millions)

2010 net revenue	$238.2
Retail electric price	(6.7)
Other	2.3
2011 net revenue	$233.8

The retail electric price variance is primarily due to more credits passed on to customers in 2011 compared to 2010 related to the Act 55 storm cost financing, offset by formula rate plan increases effective May 2010 and September 2010.  See Note 2 to the financial statements in the Form 10-K for discussions of the formula rate plan increases and the Act 55 storm cost financing.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $91.8 million in fuel costs recovery revenues due to lower fuel rates.

Fuel and purchased power expenses decreased primarily due to a decrease in the recovery from customers of deferred fuel costs and a decrease in the average market price of purchased power.

Other Income Statement Variances

Other income increased primarily due to an increase of $5.9 million in distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financing.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Entergy Louisiana, LLC
Management's Financial Discussion ana Analysis

Income Taxes

The effective income tax rates for the first quarters of 2011 and 2010 were 19.9% and 28.8%, respectively.  The difference in the effective income tax rate for the first quarter of 2011 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to non-taxable distributions earned on the preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.   The difference in the effective income tax rate for the first quarter of 2010 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to non-taxable distributions earned on the preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings and book and tax differences related to the allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$123,254	$151,849

Cash flow provided by (used in):
Operating activities	6,602	100,579
Investing activities	(257,500)	(121,451)
Financing activities	234,593	(29,163)
Net decrease in cash and cash equivalents	(16,305)	(50,035)

Cash and cash equivalents at end of period	$106,949	$101,814

Operating Activities

Cash flow provided by operating activities decreased $94 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to decreased recovery of fuel costs due to a decrease in the amount of deferred fuel to be recovered compared to last year, an increase of $29.8 million in pension contributions, and the purchase of $28.1 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $136 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase of $119.4 million in nuclear fuel purchases due to the timing of refueling outages and the purchase of nuclear fuel from System Fuels because the Utility companies will now purchase nuclear fuel as System Fuels procures it, rather than primarily at the time of refueling.  Money pool activity also used cash.  The increase was partially offset by a decrease in construction expenditures as a result of a $24.9 million payment in 2010 for costs associated with the development of new nuclear generation at River Bend, offset by increased transmission construction expenditures primarily due to additional reliability work.

Entergy Louisiana, LLC
Management's Financial Discussion ana Analysis

Increases in Entergy Louisiana's receivable from the money pool are a use of cash flow, and Entergy Louisiana's receivable from the money pool increased by $34.4 million for the three months ended March 31, 2011 compared to decreasing by $6.4 million for the three months ended March 31, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Entergy Louisiana's financing activities provided $234.6 million of cash for the three months ended March 31, 2011 compared to using $29.2 million for the three months ended March 31, 2010 primarily due to the following cash flow activity:

•	the issuance of $200 million of 4.8% Series first mortgage bonds in March 2011;
•	the issuance of the $20 million Series F note by the nuclear fuel company variable interest entity in March 2011;
•	an increase in borrowings on the nuclear fuel company variable interest entity’s credit facility and
•	the retirement of the $30 million Series D note by the nuclear fuel company variable interest entity in January 2010.

These increases were offset by the following:

•	a principal payment of $30.3 million in 2011 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $17.3 million in 2010; and
•	$12.4 million in common equity dividends paid in 2011.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital for Entergy Louisiana as of March 31, 2011 is primarily due to the issuance of $200 million of 4.8% Series first mortgage bonds in March 2011.

	March 31, 2011	December 31, 2010

Debt to capital	49.0%	46.1%
Effect of subtracting cash	(1.3)%	(1.7)%
Net debt to net capital	47.7%	44.4%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and member’s equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Louisiana, LLC
Management's Financial Discussion ana Analysis

Entergy Louisiana's receivables from the money pool were as follows:

March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
(In Thousands)

$84,257	$49,887	$46,369	$52,807

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of March 31, 2011.

In March 2011, Entergy Louisiana issued $200 million of 4.80% Series first mortgage bonds due May 2021.  Entergy Louisiana used the proceeds, together with other available funds, to purchase Unit 2 of the Acadia Energy Center, as discussed below.

Acadia Unit 2 Purchase Agreement

As discussed more fully in the Form 10-K, in October 2009, Entergy Louisiana announced that it signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  Entergy Louisiana acquired the plant on April 29, 2011.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of the Little Gypsy repowering project.  As of March 2011, $207.6 million of costs, including carrying costs, had been incurred by Entergy Louisiana for the project.  As discussed in the Form 10-K, in January 2011 all parties conducted a mediation on the disputed issues, and thereafter, reached agreement on a settlement of all disputed issues, including cost recovery and cost allocation.  The proposed settlement, which provides for Entergy Louisiana to recover $200 million as of March 31, 2011, and carrying costs on that amount on specified terms thereafter, is expected to be presented to the LPSC for approval at its May 2011 meeting.  The proposed settlement also provides for Entergy Louisiana to recover the approved project costs by securitization.  In April 2011, Entergy Louisiana filed an application with the LPSC to recover the project costs by securitization.  The LPSC is expected to consider Entergy Louisiana’s application for securitization during the second quarter 2011.

Waterford 3 Steam Generator Replacement Project

See the Form 10-K for a discussion of the Waterford 3 Steam Generator Replacement project.  With regard to the delay in the delivery of the steam generators, Entergy Louisiana is working with the manufacturer to fully develop and evaluate repair options.  Extensive inspections of the existing steam generators at Waterford 3 in cooperation with the manufacturer were completed in April 2011.  The review of data obtained during these inspections supports the conclusion that Waterford 3 can operate safely for another full cycle before the replacement of the existing steam generators.  Entergy Louisiana is required to report its findings to the NRC through a report made 180 days after plant start up.  At this time, a requirement to perform a mid-cycle outage for further inspections in order to allow the plant to continue operation until its Fall 2012 refueling outage is not anticipated.  Entergy Louisiana expects to file a special LPSC monitoring report in second quarter 2011 that will reflect the updated project cost and schedule.  Entergy Louisiana also expects to resume the revenue requirement proceeding before the LPSC in Fall 2012.  Entergy Louisiana currently expects the cost of the project, including carrying costs, to increase to approximately $687 million if the replacement occurs during the Fall 2012 refueling outage.

Entergy Louisiana, LLC
Management's Financial Discussion ana Analysis

New Nuclear Development

See the Form 10-K for a discussion of the project option being developed by Entergy Gulf States Louisiana and Entergy Louisiana for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  On April 15, 2011, the procedural schedule was suspended to allow for further settlement discussions among the parties.  Entergy Gulf States Louisiana and Entergy Louisiana expect a new hearing date will be established.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

On May 2, 2011, Entergy Louisiana made a special formula rate plan rate implementation filing with the LPSC that implements effective with the May 2011 billing cycle a $43.1 million net rate increase to reflect adjustments in accordance with a previous LPSC order relating to acquisition of Unit 2 of the Acadia Energy Center.  The net rate increase represents the decrease in the additional capacity revenue requirement resulting from the termination of the power purchase agreement with Acadia and the increase in the revenue requirement resulting from the ownership of the Acadia facility.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$515,434	$611,524

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	85,225	159,249
Purchased power	200,378	220,073
Nuclear refueling outage expenses	7,475	6,098
Other operation and maintenance	106,365	101,980
Decommissioning	6,001	5,587
Taxes other than income taxes	16,739	18,000
Depreciation and amortization	49,646	50,227
Other regulatory credits - net	(3,956)	(6,018)
TOTAL	467,873	555,196

OPERATING INCOME	47,561	56,328

OTHER INCOME
Allowance for equity funds used during construction	7,374	6,537
Interest and investment income	20,410	16,342
Miscellaneous - net	(522)	(821)
TOTAL	27,262	22,058

INTEREST EXPENSE
Interest expense	28,635	31,037
Allowance for borrowed funds used during construction	(4,097)	(4,368)
TOTAL	24,538	26,669

INCOME BEFORE INCOME TAXES	50,285	51,717

Income taxes	9,987	14,884

NET INCOME	40,298	36,833

Preferred dividend requirements and other	1,738	1,738

EARNINGS APPLICABLE TO
COMMON EQUITY	$38,560	$35,095

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$40,298	$36,833
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	69,822	71,721
Deferred income taxes, investment tax credits, and non-current taxes accrued	67,448	(3,823)
Changes in working capital:
Receivables	(30,234)	(57,916)
Fuel inventory	(28,153)	-
Accounts payable	(76,165)	(17,809)
Prepaid taxes and taxes accrued	(44,287)	29,379
Interest accrued	(6,059)	(5,403)
Deferred fuel costs	(31,290)	44,146
Other working capital accounts	(288)	44,130
Changes in provisions for estimated losses	(4,774)	(4,254)
Changes in other regulatory assets	2,807	(8,229)
Changes in pension and other postretirement liabilities	(29,844)	(604)
Other	77,321	(27,592)
Net cash flow provided by operating activities	6,602	100,579

INVESTING ACTIVITIES
Construction expenditures	(108,014)	(132,063)
Allowance for equity funds used during construction	7,374	6,537
Nuclear fuel purchases	(119,435)	-
Proceeds from nuclear decommissioning trust fund sales	6,077	20,453
Investment in nuclear decommissioning trust funds	(9,038)	(22,575)
Change in money pool receivable - net	(34,370)	6,438
Other	(94)	(241)
Net cash flow used in investing activities	(257,500)	(121,451)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	217,762	-
Changes in short-term borrowings - net	61,253	24,925
Retirement of long-term debt	(30,284)	(47,326)
Distributions paid:
Common equity	(12,400)	-
Preferred membership interests	(1,738)	(1,738)
Other	-	(5,024)
Net cash flow provided by (used in) financing activities	234,593	(29,163)

Net decrease in cash and cash equivalents	(16,305)	(50,035)

Cash and cash equivalents at beginning of period	123,254	151,849

Cash and cash equivalents at end of period	$106,949	$101,814

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$33,726	$35,537

Noncash investing and financing activities:
Proceeds from long-term debt issued for the purpose
of refunding prior long-term debt	$-	$150,000

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$8,754	$708
Temporary cash investments	98,195	122,546
Total cash and cash equivalents	106,949	123,254
Accounts receivable:
Customer	97,693	85,799
Allowance for doubtful accounts	(1,889)	(1,961)
Associated companies	141,476	81,050
Other	13,254	14,594
Accrued unbilled revenues	65,211	71,659
Total accounts receivable	315,745	251,141
Accumulated deferred income taxes	8,582	7,072
Fuel inventory	28,156	3
Materials and supplies - at average cost	136,815	138,047
Deferred nuclear refueling outage costs	8,859	11,364
Gas hedge contracts	4,623	-
Prepaid taxes	69,297	25,010
Prepayments and other	11,963	10,719
TOTAL	690,989	566,610

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,424	807,424
Decommissioning trust funds	251,512	240,535
Storm reserve escrow account	201,066	200,972
Non-utility property - at cost (less accumulated depreciation)	901	946
TOTAL	1,260,903	1,249,877

UTILITY PLANT
Electric	7,284,137	7,216,146
Property under capital lease	264,266	264,266
Construction work in progress	561,260	521,172
Nuclear fuel	174,172	134,528
TOTAL UTILITY PLANT	8,283,835	8,136,112
Less - accumulated depreciation and amortization	3,508,534	3,457,190
UTILITY PLANT - NET	4,775,301	4,678,922

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	237,450	235,404
Other regulatory assets	657,289	662,746
Deferred fuel costs	67,998	67,998
Other	32,565	26,866
TOTAL	995,302	993,014

TOTAL ASSETS	$7,722,495	$7,488,423

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$24,864	$35,550
Short-term borrowings	84,319	23,066
Accounts payable:
Associated companies	65,764	148,528
Other	140,970	140,564
Customer deposits	85,185	84,437
Interest accrued	25,830	31,889
Deferred fuel costs	27,937	59,227
Pension and other postretirement liabilities	8,700	8,632
Other	18,540	17,514
TOTAL	482,109	549,407

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,968,907	1,896,685
Accumulated deferred investment tax credits	75,660	76,453
Other regulatory liabilities	119,588	88,899
Decommissioning	327,177	321,176
Accumulated provisions	218,782	223,556
Pension and other postretirement liabilities	315,881	345,725
Long-term debt	1,971,656	1,771,566
Other	78,970	78,085
TOTAL	5,076,621	4,802,145

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,087,993	2,061,833
Accumulated other comprehensive loss	(24,228)	(24,962)
TOTAL	2,163,765	2,136,871

TOTAL LIABILITIES AND EQUITY	$7,722,495	$7,488,423

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011 and 2010
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$100,000	$1,837,348	$(25,539)	$1,911,809

Net income	-	36,833	-	36,833
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $377)	-	-	446	446
Total comprehensive income				37,279

Dividends/distributions declared on preferred membership interests	-	(1,738)	-	(1,738)

Balance at March 31, 2010	$100,000	$1,872,443	$(25,093)	$1,947,350

Balance at December 31, 2010	$100,000	$2,061,833	$(24,962)	$2,136,871

Net income	-	40,298	-	40,298
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $366)	-	-	734	734
Total comprehensive income				41,032
Dividends/distributions declared on common equity	-	(12,400)	-	(12,400)
Dividends/distributions declared on preferred membership interests	-	(1,738)	-	(1,738)

Balance at March 31, 2011	$100,000	$2,087,993	$(24,228)	$2,163,765

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

			Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$172	$215	$(43)	(20)
Commercial	114	132	(18)	(14)
Industrial	175	204	(29)	(14)
Governmental	10	11	(1)	(9)
Total retail	471	562	(91)	(16)
Sales for resale:
Associated companies	32	37	(5)	(14)
Non-associated companies	2	3	(1)	(33)
Other	10	10	-	-
Total	$515	$612	$(97)	(16)

Billed Electric Energy
Sales (GWh):
Residential	2,251	2,389	(138)	(6)
Commercial	1,403	1,384	19	1
Industrial	3,631	3,223	408	13
Governmental	119	128	(9)	(7)
Total retail	7,404	7,124	280	4
Sales for resale:
Associated companies	472	234	238	102
Non-associated companies	39	51	(12)	(24)
Total	7,915	7,409	506	7

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $6.1 million primarily due to higher net revenue, partially offset by a higher effective income tax rate.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2011 to the first quarter 2010.

Amount
(In Millions)

2010 net revenue	$112.5
Retail electric price	6.9
Volume/weather	3.6
Deferral of refunds for future recovery	1.6
Other	0.8
2011 net revenue	$125.4

The retail electric price variance is primarily due to the elimination of the summer/winter residential rate differential effective September 2010.

The volume/weather variance is primarily due to an increase of 108 GWh in weather-adjusted usage in the residential, commercial, and industrial sectors.  The increase was partially offset by the effect of milder weather on the residential sector in the first quarter 2011 compared to the first quarter 2010.

The deferral of refunds for future recovery is due to the deferral of fuel expenses originally recorded in 2008 for the payment of refunds made in connection with the interruptible load proceeding as discussed further in Note 2 to the financial statements.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to an increase of $44.5 million in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense as a result of higher fuel revenues, as discussed above, partially offset by a decrease in the average market price of purchased power.

Other regulatory charges decreased primarily due to decreased recovery of costs associated with the power management recovery rider. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Entergy Mississippi, Inc.
Management's Financial Discussion ana Analysis

Income Taxes

The effective income tax rates for the first quarters 2011 and 2010 were 35.0% and 28.5%, respectively.  The difference between the effective income tax rate for the first quarter 2010 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$1,216	$91,451

Cash flow provided by (used in):
Operating activities	(52,784)	(26,142)
Investing activities	(35,582)	(45,591)
Financing activities	88,366	(10,559)
Net decrease in cash and cash equivalents	-	(82,292)

Cash and cash equivalents at end of period	$1,216	$9,159

Operating Activities

Cash flow used in operating activities increased $26.6 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the purchase of $42.6 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies, the timing of collection of receivables from customers, and an increase of $13.3 million in pension contributions, partially offset by an increased recovery of deferred fuel costs.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Cash flow used in investing activities decreased $10 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a decrease in construction expenditures resulting from a $49 million payment in 2010 to a System Energy subsidiary for costs associated with the development of new nuclear generation at Grand Gulf and the repayment by System Fuels of Entergy Mississippi’s $5.5 million  investment in System Fuels, partially offset by money pool activity and an increase in transmission construction expenditures resulting from an increase in reliability work in 2011.

Decreases in Entergy Mississippi's receivable from the money pool are a source of cash flow, and Entergy Mississippi's receivable from the money pool decreased $27.3 million for the three months ended March 31, 2010.  Entergy Mississippi did not have a receivable from the money pool in the three months ended March 31, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Entergy Mississippi, Inc.
Management's Financial Discussion ana Analysis

Financing Activities

Entergy Mississippi's financing activities provided $88.4 million in cash flow for the three months ended March 31, 2011 compared to using $10.6 million in cash flow for the three months ended March 31, 2010 primarily due to an increase in borrowings from the money pool.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi's payable to the money pool increased by $92.4 million for the three months ended March 31, 2011.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2011	December 31, 2010

Debt to capital	51.4%	51.8%
Effect of subtracting cash	0.0%	0.0%
Net debt to net capital	51.4%	51.8%

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

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
(In Thousands)

($125,702)	($33,255)	$4,176	$31,435

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Mississippi has three separate credit facilities in the aggregate amount of $70 million scheduled to expire in May 2011.  Entergy Mississippi expects to renew all of its credit facilities prior to expiration.  No borrowings were outstanding under the credit facilities as of March 31, 2011.

In April 2011, Entergy Mississippi issued $150 million of 6.0% Series first mortgage bonds due May 2051. Entergy Mississippi used a portion of the proceeds to pay at maturity its $80 million 4.65% Series first mortgage bonds due May 2011.

Entergy Mississippi, Inc.
Management's Financial Discussion ana Analysis

Hinds Energy Facility Purchase Agreement

In April 2011, Entergy Mississippi announced that it has signed an asset purchase agreement to acquire the Hinds Energy Facility, a 450 MW natural gas-fired combined-cycle turbine plant located in Jackson, Mississippi, from a subsidiary of KGen Power Corporation.  The purchase price is approximately $206 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $246 million.  The acquisition is expected to require investment in Entergy’s transmission system, and studies are currently under way to estimate the cost.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Because Hinds represents a substantial portion of KGen Power’s remaining assets, Delaware law requires KGen Power to obtain shareholder approval prior to selling the Hinds facility.  KGen Power intends to mail a proxy to its stockholders with a vote expected to be held in mid-June 2011.  Closing is expected to occur in mid-2012.  Entergy Mississippi expects to initiate its request for approval for the acquisition and cost recovery from the MPSC in Summer 2011.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following is an update to that discussion.

Formula Rate Plan

In March 2011, Entergy Mississippi submitted its formula rate plan 2010 test year filing.  The filing shows an earned return on common equity of 10.65% for the test year, which is within the earnings bandwidth and results in no change in rates. The filing is currently subject to MPSC review.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$288,912	$243,557

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	81,306	8,053
Purchased power	75,134	100,335
Other operation and maintenance	48,007	47,400
Taxes other than income taxes	17,171	16,048
Depreciation and amortization	22,987	22,104
Other regulatory charges - net	7,092	22,694
TOTAL	251,697	216,634

OPERATING INCOME	37,215	26,923

OTHER INCOME
Allowance for equity funds used during construction	2,094	1,391
Interest and investment income	51	188
Miscellaneous - net	(554)	28
TOTAL	1,591	1,607

INTEREST EXPENSE
Interest expense	13,403	13,650
Allowance for borrowed funds used during construction	(1,165)	(776)
TOTAL	12,238	12,874

INCOME BEFORE INCOME TAXES	26,568	15,656

Income taxes	9,298	4,463

NET INCOME	17,270	11,193

Preferred dividend requirements and other	707	707

EARNINGS APPLICABLE TO
COMMON STOCK	$16,563	$10,486

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$17,270	$11,193
Adjustments to reconcile net income to net cash flow used in operating activities:
Depreciation and amortization	22,987	22,104
Deferred income taxes, investment tax credits, and non-current taxes accrued	3,224	(22,905)
Changes in working capital:
Receivables	7,801	23,913
Fuel inventory	(44,456)	(41)
Accounts payable	(10,394)	(11,588)
Taxes accrued	(26,632)	(4,318)
Interest accrued	(532)	(1,082)
Deferred fuel costs	7,564	(55,749)
Other working capital accounts	(3,430)	34,505
Changes in provision for estimated losses	73	(3,183)
Changes in other regulatory assets	(6,888)	(20,048)
Changes in pension and other postretirement liabilities	(17,311)	(3,601)
Other	(2,060)	4,658
Net cash flow used in operating activities	(52,784)	(26,142)

INVESTING ACTIVITIES
Construction expenditures	(43,192)	(78,185)
Allowance for equity funds used during construction	2,094	1,391
Proceeds from sale of assets	-	3,951
Change in money pool receivable - net	-	27,259
Investment in affiliates	5,527	-
Other	(11)	(7)
Net cash flow used in investing activities	(35,582)	(45,591)

FINANCING ACTIVITIES
Change in money pool payable - net	92,447	-
Dividends paid:
Common stock	(3,300)	(9,800)
Preferred stock	(707)	(707)
Other	(74)	(52)
Net cash flow provided by (used in) financing activities	88,366	(10,559)

Net decrease in cash and cash equivalents	-	(82,292)

Cash and cash equivalents at beginning of period	1,216	91,451

Cash and cash equivalents at end of period	$1,216	$9,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$13,270	$14,102

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,207	$1,207
Temporary cash investments	9	9
Total cash and cash equivalents	1,216	1,216
Accounts receivable:
Customer	61,263	58,204
Allowance for doubtful accounts	(862)	(985)
Associated companies	42,666	41,803
Other	5,219	7,500
Accrued unbilled revenues	32,149	41,714
Total accounts receivable	140,435	148,236
Deferred fuel costs	-	3,157
Accumulated deferred income taxes	23,209	19,308
Fuel inventory - at average cost	51,334	6,878
Materials and supplies - at average cost	34,507	34,499
Prepayments and other	8,443	4,902
TOTAL	259,144	218,196

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,746	4,753
Storm reserve escrow account	31,872	31,862
TOTAL	36,618	36,615

UTILITY PLANT
Electric	3,200,044	3,174,148
Property under capital lease	12,596	13,197
Construction work in progress	159,267	147,169
TOTAL UTILITY PLANT	3,371,907	3,334,514
Less - accumulated depreciation and amortization	1,186,658	1,166,463
UTILITY PLANT - NET	2,185,249	2,168,051

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	63,913	63,533
Other regulatory assets	259,049	253,231
Other	19,647	22,009
TOTAL	342,609	338,773

TOTAL ASSETS	$2,823,620	$2,761,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$80,000	$80,000
Accounts payable:
Associated companies	159,734	75,128
Other	47,969	53,417
Customer deposits	66,423	65,873
Taxes accrued	1,107	27,739
Interest accrued	20,562	21,094
Deferred fuel costs	4,407	-
System agreement cost equalization	36,650	36,650
Other	9,464	9,895
TOTAL	426,316	369,796

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	687,969	680,467
Accumulated deferred investment tax credits	6,302	6,541
Obligations under capital lease	10,105	10,747
Other regulatory liabilities	2,783	262
Asset retirement cost liabilities	5,454	5,375
Accumulated provisions	39,539	39,466
Pension and other postretirement liabilities	87,601	104,912
Long-term debt	745,396	745,378
Other	22,287	22,086
TOTAL	1,607,436	1,615,234

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2011 and 2010	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	540,851	527,588
TOTAL	739,487	726,224

TOTAL LIABILITIES AND EQUITY	$2,823,620	$2,761,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
Balance at December 31, 2009	$199,326	$(690)	$490,129	$688,765

Net income	-	-	11,193	11,193
Common stock dividends	-	-	(9,800)	(9,800)
Preferred stock dividends	-	-	(707)	(707)

Balance at March 31, 2010	$199,326	$(690)	$490,815	$689,451

Balance at December 31, 2010	$199,326	$(690)	$527,588	$726,224

Net income	-	-	17,270	17,270
Common stock dividends	-	-	(3,300)	(3,300)
Preferred stock dividends	-	-	(707)	(707)

Balance at March 31, 2011	$199,326	$(690)	$540,851	$739,487

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

			Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$125	$106	$19	18
Commercial	95	84	11	13
Industrial	36	29	7	24
Governmental	9	9	-	-
Total retail	265	228	37	16
Sales for resale:
Associated companies	16	8	8	100
Non-associated companies	5	8	(3)	(38)
Other	3	-	3	-
Total	$289	$244	$45	18

Billed Electric Energy
Sales (GWh):
Residential	1,442	1,545	(103)	(7)
Commercial	1,124	1,096	28	3
Industrial	539	502	37	7
Governmental	95	97	(2)	(2)
Total retail	3,200	3,240	(40)	(1)
Sales for resale:
Associated companies	170	67	103	154
Non-associated companies	52	75	(23)	(31)
Total	3,422	3,382	40	1

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $2.7 million primarily due to lower net revenue, partially offset by lower interest expense and lower other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the first quarter 2011 to the first quarter 2010.

Amount
(In Millions)

2010 net revenue	$70.3
Retail electric price	(4.0)
Net gas revenue	(3.8)
Other	1.5
2011 net revenue	$64.0

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2010.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The net gas revenue variance is primarily due to milder weather compared to last year.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $12.9 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates;
•	formula rate plan decreases effective October 2010, as discussed above; and
•	a decrease of $2.7 million in electric fuel cost recovery revenues due to lower fuel rates.

Fuel and purchased power expenses decreased primarily due to a decrease in the recovery from customers of deferred fuel costs and decreased system purchases due to decreased demand for gas, as discussed above.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to a decrease of $2.4 million in fossil expenses as a result of a prior year outage.  The decrease was offset by several items which were individually insignificant.

Interest expense decreased primarily due to the repayment in May 2010 of the notes payable issued to affiliates as part of Entergy New Orleans’ plan of reorganization and the repayment, at maturity, of $30 million of 4.98% Series first mortgage bonds in July 2010.

Entergy New Orleans, Inc.
Management's Financial Discussion ana Analysis

Income Taxes

The effective income tax rate was 36.7% for the first quarter 2011 and 34.7% for the first quarter 2010.  The difference in the effective income tax rate for the first quarter 2011 versus the federal statutory rate of 35% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax timing differences.  The difference in the effective income tax rate for the first quarter 2010 versus the federal statutory rate of 35% is primarily due to flow-through book and tax timing differences, partially offset by state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$54,986	$191,191

Cash flow provided by (used in):
Operating activities	(2,854)	11,268
Investing activities	(16,053)	(18,831)
Financing activities	(5,906)	(15,155)
Net decrease in cash and cash equivalents	(24,813)	(22,718)

Cash and cash equivalents at end of period	$30,173	$168,473

Operating Activities

Entergy New Orleans’s operating activities used $2.9 million of cash for the three months ended March 31, 2011 compared to providing $11.3 million for the three months ended March 31, 2010 primarily due to an increase of $6.0 million in pension contributions and decreased recovery of deferred fuel costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $2.8 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to money pool activity and System Fuels repayment of Entergy New Orleans’s $3.3 million investment in System Fuels.  The decrease was offset by a withdrawal in 2010 from the storm escrow account related to Hurricane Gustav costs.

Increases in Entergy New Orleans's receivable from the money pool are a use of cash flow, and Entergy New Orleans's receivable from the money pool increased by $2.7 million for the three months ended March 31, 2011 compared to increasing by $10.8 million for the three months ended March 31, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $9.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a decrease of $9.3 million in common stock dividends paid.

Entergy New Orleans, Inc.
Management's Financial Discussion ana Analysis

Capital Structure

Entergy New Orleans's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2011	December 31, 2010

Debt to capital	43.8%	44.2%
Effect of subtracting cash	(4.8)%	(9.5)%
Net debt to net capital	39.0%	34.7%

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

Entergy New Orleans's receivables from the money pool were as follows:

March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
(In Thousands)

$24,562	$21,820	$76,981	$66,149

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Rate, Cost-recovery, and Other Regulation - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$115,990	$124,966
Natural gas	42,266	55,133
TOTAL	158,256	180,099

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	45,853	60,091
Purchased power	47,906	48,909
Other operation and maintenance	27,146	28,128
Taxes other than income taxes	11,021	11,946
Depreciation and amortization	8,992	8,709
Other regulatory charges - net	479	764
TOTAL	141,397	158,547

OPERATING INCOME	16,859	21,552

OTHER INCOME
Allowance for equity funds used during construction	106	169
Interest and investment income	54	134
Miscellaneous - net	(236)	(184)
TOTAL	(76)	119

INTEREST EXPENSE
Interest expense	2,789	4,057
Allowance for borrowed funds used during construction	(48)	(82)
TOTAL	2,741	3,975

INCOME BEFORE INCOME TAXES	14,042	17,696

Income taxes	5,159	6,135

NET INCOME	8,883	11,561

Preferred dividend requirements and other	241	241

EARNINGS APPLICABLE TO
COMMON STOCK	$8,642	$11,320

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$8,883	$11,561
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	8,992	8,709
Deferred income taxes, investment tax credits, and non-current taxes accrued	(8,709)	(19,528)
Changes in working capital:
Receivables	4,739	(2,095)
Fuel inventory	(2,595)	1,895
Accounts payable	(13,865)	(9,729)
Taxes accrued	11,343	26,232
Interest accrued	(1,121)	(2,150)
Deferred fuel costs	(2,182)	3,144
Other working capital accounts	(5,457)	(7,587)
Changes in provisions for estimated losses	2,328	(9,639)
Changes in other regulatory assets	2,051	6,144
Changes in pensions and other postretirement liabilities	(6,804)	(1,580)
Other	(457)	5,891
Net cash flow provided by (used in) operating activities	(2,854)	11,268

INVESTING ACTIVITIES
Construction expenditures	(15,085)	(16,491)
Allowance for equity funds used during construction	106	169
Change in money pool receivable - net	(2,742)	(10,832)
Investment in affiliates	3,256	-
Changes in other investments - net	(1,588)	8,323
Net cash flow used in investing activities	(16,053)	(18,831)

FINANCING ACTIVITIES
Dividends paid:
Common stock	(5,600)	(14,900)
Preferred stock	(241)	(241)
Other	(65)	(14)
Net cash flow used in financing activities	(5,906)	(15,155)

Net decrease in cash and cash equivalents	(24,813)	(22,718)

Cash and cash equivalents at beginning of period	54,986	191,191

Cash and cash equivalents at end of period	$30,173	$168,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$3,669	$6,043

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,548	$1,386
Temporary cash investments	28,625	53,600
Total cash and cash equivalents	30,173	54,986
Accounts receivable:
Customer	39,786	38,160
Allowance for doubtful accounts	(527)	(734)
Associated companies	45,209	44,842
Other	1,781	1,824
Accrued unbilled revenues	14,946	19,100
Total accounts receivable	101,195	103,192
Accumulated deferred income taxes	15,392	15,092
Fuel inventory - at average cost	5,241	2,646
Materials and supplies - at average cost	10,092	9,896
Prepayments and other	11,126	5,375
TOTAL	173,219	191,187

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	7,541	5,953
TOTAL	8,557	6,969

UTILITY PLANT
Electric	843,532	822,003
Natural gas	208,618	206,148
Construction work in progress	7,246	11,669
TOTAL UTILITY PLANT	1,059,396	1,039,820
Less - accumulated depreciation and amortization	548,039	531,871
UTILITY PLANT - NET	511,357	507,949

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	132,954	135,282
Other	6,193	8,081
TOTAL	143,227	147,443

TOTAL ASSETS	$836,360	$853,548

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$23,244	$25,140
Other	18,231	30,093
Customer deposits	21,358	21,206
Taxes accrued	11,343	-
Interest accrued	1,707	2,828
Deferred fuel costs	4,745	6,927
System agreement cost equalization	15,510	15,510
Other	2,993	2,655
TOTAL CURRENT LIABILITIES	99,131	104,359

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	170,950	180,290
Accumulated deferred investment tax credits	1,761	1,835
Regulatory liability for income taxes - net	41,200	40,142
Asset retirement cost liabilities	3,454	3,396
Accumulated provisions	13,534	11,206
Pension and other postretirement liabilities	42,011	48,815
Long-term debt	167,218	167,215
Gas system rebuild insurance proceeds	72,633	75,700
Other	10,020	9,184
TOTAL NON-CURRENT LIABILITIES	522,781	537,783

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2011
and 2010	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	124,630	121,588
TOTAL	194,668	191,626

TOTAL LIABILITIES AND EQUITY	$836,360	$853,548

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2009	$33,744	$36,294	$138,548	$208,586

Net income	-	-	11,561	11,561
Common stock dividends	-	-	(14,900)	(14,900)
Preferred stock dividends	-	-	(241)	(241)

Balance at March 31, 2010	$33,744	$36,294	$134,968	$205,006

Balance at December 31, 2010	$33,744	$36,294	$121,588	$191,626

Net income	-	-	8,883	8,883
Common stock dividends	-	-	(5,600)	(5,600)
Preferred stock dividends	-	-	(241)	(241)

Balance at March 31, 2011	$33,744	$36,294	$124,630	$194,668

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

			Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$41	$46	$(5)	(11)
Commercial	35	37	(2)	(5)
Industrial	7	7	-	-
Governmental	14	15	(1)	(7)
Total retail	97	105	(8)	(8)
Sales for resale:
Associated companies	18	20	(2)	(10)
Other	1	-	1	-
Total	$116	$125	$(9)	(7)

Billed Electric Energy
Sales (GWh):
Residential	467	486	(19)	(4)
Commercial	439	428	11	3
Industrial	112	107	5	5
Governmental	183	183	-	-
Total retail	1,201	1,204	(3)	-
Sales for resale:
Associated companies	317	280	37	13
Non-associated companies	6	8	(2)	(25)
Total	1,524	1,492	32	2

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased by $3.3 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2011 to the first quarter 2010.

Amount
(In Millions)

2010 net revenue	$121.1
Retail electric price	10.5
Volume/weather	3.8
Purchased power capacity	(6.4)
Other	(1.8)
2011 net revenue	$127.2

The retail electric price variance is primarily due to rate actions, including an annual base rate increase of $59 million beginning August 2010 as a result of the settlement of the December 2009 rate case.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement.

The volume/weather variance is primarily due to an increase of 182 GWh in weather-adjusted usage in the residential and industrial sectors.  The increase was partially offset by the effect of milder weather on the residential sector in the first quarter 2011 compared to the first quarter 2010.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $22.8 million in fuel cost recovery revenues primarily attributable to lower interim fuel refunds in the first quarter 2011 versus the first quarter 2010 and base rate increases effective August 2010, as discussed above.  The increase was partially offset by a decrease of $18.8 million in rider revenues primarily due to the rough production cost equalization adjustment rider discussed in Note 2 to the financial statements the Form 10-K.  The interim fuel refunds and the PUCT approvals are also discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense as a result of lower interim fuel refunds in the first quarter 2011 versus the first quarter 2010, as discussed above, partially offset by a decrease in the average market price of purchased power.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion ana Analysis

Other regulatory charges decreased primarily due to the distribution of $17.4 million to customers of the 2007 rough production cost equalization remedy receipts.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rough production cost equalization proceedings.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $1.4 million due to a change in the classification of over-recovery energy efficiency costs. There is no impact on net income.;
•	an increase of $1 million in transmission expenses primarily due to higher transmission equalization expenses in 2011;
•	an increase of $0.7 million in compensation and benefits costs, resulting primarily from an increase in the accrual for incentive-based compensation; and
•	an increase of $0.6 million in local easement fees as the result of higher gross revenues in certain locations within the Texas jurisdiction.

The increase was partially offset by a decrease of $1 million in fossil expenses due to higher plant outage expenses in 2010 due to the larger scope of the outages in 2010.

Income Taxes

The effective income tax rate was 37.9% for the first quarter 2011 and 43.0% for the first quarter 2010.  The difference in the effective income tax rate for the first quarter 2011 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to allowance for equity funds used during construction.  The difference in the effective income tax rate for the first quarter 2010 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$35,342	$200,703

Cash flow used in:
Operating activities	(11,003)	(39,877)
Investing activities	(7,787)	(33,600)
Financing activities	(14,783)	(23,072)
Net decrease in cash and cash equivalents	(33,573)	(96,549)

Cash and cash equivalents at end of period	$1,769	$104,154

Operating Activities

Net cash flow used in operating activities decreased $28.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to $57.9 million of fuel cost refunds in the first quarter 2011 versus $99 million of fuel cost refunds in the first quarter 2010.  See Note 2 to the financial statements for discussion of the 2011 fuel cost refund.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion ana Analysis

Investing Activities

Net cash flow used in investing activities decreased $25.8 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the timing of remittances to and payments from the transition charge account as a result of the issuance of $546 million in securitization bonds in November 2009, partially offset by money pool activity.  See Note 5 to the financial statements in the Form 10-K for further discussion of the issuance of the securitization bonds.

Decreases in Entergy Texas's receivable from the money pool are a source of cash flow, and Entergy Texas's receivable from the money pool decreased by $13.7 million for the three months ended March 31, 2011 compared to decreasing by $21.8 million for the three months ended March 31, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $8.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a decrease of $13.9 million in common equity distributions and money pool activity, partially offset by the retirement of $21.1 million of securitization bonds in 2011 compared to the retirement of $9.2 million of governmental bonds in 2010.

Increases in Entergy Texas's payable to the money pool are a source of cash flow, and Entergy Texas's payable to the money pool increased by $6.3 million for the three months ended March 31, 2011.

Capital Structure

Entergy Texas's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2011	December 31, 2010

Debt to capital	66.1%	66.8%
Effect of excluding the securitization bonds	(15.7)%	(16.0)%
Debt to capital, excluding securitization bonds (1)	50.4%	50.8%
Effect of subtracting cash	(0.1)%	(1.0)%
Net debt to net capital, excluding securitization bonds (1)	50.3%	49.8%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion ana Analysis

Entergy Texas's receivables from or (payables to) the money pool were as follows:

March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
(In Thousands)

($6,310)	$13,672	$47,481	$69,317

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of March 31, 2011.

State and Local Rate Regulation

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

In December 2010, Entergy Texas filed with the PUCT a request to refund fuel cost recovery over-collections through October 2010.  Pursuant to a stipulation among the parties that was approved by the PUCT in March 2011, Entergy Texas will refund over-collections through November 2010 of approximately $72.7 million, including interest through the refund period.  The refund will be made for most customers over a three-month period that began with the February 2011 billing cycle.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$348,884	$336,206

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	44,081	6,559
Purchased power	180,664	192,694
Other operation and maintenance	47,241	43,369
Taxes other than income taxes	14,857	16,525
Depreciation and amortization	19,526	19,128
Other regulatory charges (credits) - net	(3,078)	15,848
TOTAL	303,291	294,123

OPERATING INCOME	45,593	42,083

OTHER INCOME
Allowance for equity funds used during construction	766	641
Interest and investment income	690	1,054
Miscellaneous - net	(175)	1,454
TOTAL	1,281	3,149

INTEREST EXPENSE
Interest expense	22,077	23,908
Allowance for borrowed funds used during construction	(526)	(480)
TOTAL	21,551	23,428

INCOME BEFORE INCOME TAXES	25,323	21,804

Income taxes	9,597	9,386

NET INCOME	$15,726	$12,418

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$15,726	$12,418
Adjustments to reconcile net income to net cash flow used in operating activities:
Depreciation, amortization, and decommissioning	19,526	19,128
Deferred income taxes, investment tax credits, and non-current taxes accrued	14,340	29,581
Changes in working capital:
Receivables	8,252	(5,415)
Fuel inventory	248	(531)
Accounts payable	6,120	7,218
Taxes accrued	(15,502)	(30,221)
Interest accrued	(8,202)	718
Deferred fuel costs	(36,287)	(76,280)
Other working capital accounts	3,473	2,774
Changes in provision for estimated losses	44	(2,274)
Changes in other regulatory assets	13,749	10,176
Changes in pension and other postretirement liabilities	(9,439)	(2,865)
Other	(23,051)	(4,304)
Net cash flow used in operating activities	(11,003)	(39,877)

INVESTING ACTIVITIES
Construction expenditures	(32,295)	(34,138)
Allowance for equity funds used during construction	766	641
Change in money pool receivable - net	13,672	21,836
Remittances to transition charge account	(20,440)	(21,939)
Payments from transition charge account	30,510	-
Net cash flow used in investing activities	(7,787)	(33,600)

FINANCING ACTIVITIES
Retirement of long-term debt	(21,086)	(9,160)
Change in money pool payable - net	6,310	-
Dividends paid:
Common stock	-	(13,900)
Other	(7)	(12)
Net cash flow used in financing activities	(14,783)	(23,072)

Net decrease in cash and cash equivalents	(33,573)	(96,549)

Cash and cash equivalents at beginning of period	35,342	200,703

Cash and cash equivalents at end of period	$1,769	$104,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$29,194	$22,159
Income taxes	$(4,500)	$(2,254)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,731	$1,719
Temporary cash investments	38	33,623
Total cash and cash equivalents	1,769	35,342
Securitization recovery trust account	30,561	40,632
Accounts receivable:
Customer	47,367	56,358
Allowance for doubtful accounts	(1,938)	(2,185)
Associated companies	41,908	53,128
Other	10,536	11,605
Accrued unbilled revenues	38,580	39,471
Total accounts receivable	136,453	158,377
Accumulated deferred income taxes	38,162	44,752
Fuel inventory - at average cost	53,624	53,872
Materials and supplies - at average cost	29,149	28,842
Prepayments and other	10,821	14,856
TOTAL	300,539	376,673

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	808	812
Non-utility property - at cost (less accumulated depreciation)	1,150	1,223
Other	17,561	17,037
TOTAL	19,519	19,072

UTILITY PLANT
Electric	3,247,834	3,205,566
Construction work in progress	65,744	80,096
TOTAL UTILITY PLANT	3,313,578	3,285,662
Less - accumulated depreciation and amortization	1,258,710	1,245,729
UTILITY PLANT - NET	2,054,868	2,039,933

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	126,285	127,046
Other regulatory assets (includes securitization property of $751,936 as of March 31, 2011 and $763,841 as of December 31, 2010)	1,151,730	1,168,960
Long-term receivables - associated companies	32,327	32,596
Other	22,276	19,584
TOTAL	1,332,618	1,348,186

TOTAL ASSETS	$3,707,544	$3,783,864

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$86,395	$69,862
Other	67,323	70,325
Customer deposits	37,958	38,376
Taxes accrued	13,049	28,551
Interest accrued	25,475	33,677
Deferred fuel costs	41,143	77,430
Pension and other postretirement liabilities	1,276	1,354
Other	4,463	4,222
TOTAL	277,082	323,797

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	837,066	829,668
Accumulated deferred investment tax credits	20,536	20,936
Other regulatory liabilities	5,657	26,178
Asset retirement cost liabilities	3,705	3,651
Accumulated provisions	5,364	5,320
Pension and other postretirement liabilities	63,285	72,724
Long-term debt (includes securitization bonds of $785,987 as of March 31, 2011 and $807,066 as of December 31, 2010)	1,638,253	1,659,230
Other	16,580	18,070
TOTAL	2,590,446	2,635,777

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2011 and 2010	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	308,570	292,844
TOTAL	840,016	824,290

TOTAL LIABILITIES AND EQUITY	$3,707,544	$3,783,864

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2009	$49,452	$481,994	$313,044	$844,490

Net income	-	-	12,418	12,418
Common stock dividends	-	-	(13,900)	(13,900)

Balance at March 31, 2010	$49,452	$481,994	$311,562	$843,008

Balance at December 31, 2010	$49,452	$481,994	$292,844	$824,290

Net income	-	-	15,726	15,726

Balance at March 31, 2011	$49,452	$481,994	$308,570	$840,016

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

			Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$126	$113	$13	12
Commercial	73	66	7	11
Industrial	63	67	(4)	(6)
Governmental	5	5	0	-
Total retail	267	251	16	6
Sales for resale:
Associated companies	55	57	(2)	(4)
Non-associated companies	20	25	(5)	(20)
Other	7	3	4	133
Total	$349	$336	$13	4

Billed Electric Energy
Sales (GWh):
Residential	1,383	1,500	(117)	(8)
Commercial	991	985	6	1
Industrial	1,448	1,303	145	11
Governmental	69	65	4	6
Total retail	3,891	3,853	38	1
Sales for resale:
Associated companies	828	632	196	31
Non-associated companies	321	458	(137)	(30)
Total	5,040	4,943	97	2

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

Net income remained relatively flat, decreasing $1.3 million for the first quarter 2011 compared to the first quarter 2010 primarily due to a decrease in rate base resulting in lower operating income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$263,772	$264,482

Cash flow provided by (used in):
Operating activities	57,634	65,587
Investing activities	(115,470)	32,102
Financing activities	(80,629)	(77,568)
Net increase (decrease) in cash and cash equivalents	(138,465)	20,121

Cash and cash equivalents at end of period	$125,307	$284,603

Operating Activities

Net cash provided by operating activities decreased $8 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase of $14.2 million in pension contributions.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

System Energy’s investing activities used $115.5 million for the three months ended March 31, 2011 compared to providing $32.1 million for the three months ended March 31, 2010 primarily due to:

•	the proceeds from the transfer, in the first quarter 2010, of $100.3 million in development costs related to Entergy New Nuclear Development, LLC, as discussed in the Form 10-K;
•	an increase of $29.5 million in construction expenditures primarily due to the Grand Gulf power uprate project;

System Energy Resources, Inc.
Management's Financial Discussion ana Analysis

•
an increase of $27.8 million in nuclear fuel purchases due to the timing of refueling outages and the purchase of nuclear fuel from System Fuels because the Utility companies will now purchase nuclear fuel as System Fuels procures it, rather than primarily at the time of refueling; and

•
a $22 million loan to an affiliate under an intercompany credit agreement between Entergy New Nuclear Development, LLC (a subsidiary of System Energy) and Entergy Nuclear Power Marketing.  The loan was repaid in early-May 2011.

The increase was partially offset by money pool activity.  Increases in System Energy’s receivable from the money pool are a use of cash flow, and System Energy’s receivable from the money pool increased $8.2 million in the three months ended March 31, 2011 compared to increasing $34.8 million in the three months ended March 31, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash used in financing activities increased $3.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a decrease in net borrowings of $10.1 million from the nuclear fuel company variable interest entity credit facility in the three months ended March 31, 2011 compared to the same period in 2010.  See Note 4 to the financial statements for a discussion of the credit facility.  The increase was partially offset by a decrease of $4.9 million in dividends paid on common stock.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2011	December 31, 2010

Debt to capital	49.7%	51.7%
Effect of subtracting cash	(4.2)%	(9.0)%
Net debt to net capital	45.5%	42.7%

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

System Energy's receivables from the money pool were as follows:

March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
(In Thousands)

$106,128	$97,948	$125,301	$90,507

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

System Energy Resources, Inc.
Management's Financial Discussion ana Analysis

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.  The following is an update to that discussion.

Nuclear Decommissioning Costs

            In the first quarter 2011, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $38.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$128,395	$128,584

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	19,690	15,318
Nuclear refueling outage expenses	4,022	4,673
Other operation and maintenance	28,957	28,886
Decommissioning	8,202	7,634
Taxes other than income taxes	5,423	6,031
Depreciation and amortization	28,663	28,371
Other regulatory credits - net	(2,949)	(725)
TOTAL	92,008	90,188

OPERATING INCOME	36,387	38,396

OTHER INCOME
Allowance for equity funds used during construction	4,145	1,819
Interest and investment income	2,541	5,386
Miscellaneous - net	(104)	(131)
TOTAL	6,582	7,074

INTEREST EXPENSE
Interest expense	11,389	10,309
Allowance for borrowed funds used during construction	(1,353)	(629)
TOTAL	10,036	9,680

INCOME BEFORE INCOME TAXES	32,933	35,790

Income taxes	13,597	15,177

NET INCOME	$19,336	$20,613

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)
OPERATING ACTIVITIES
Net income	$19,336	$20,613
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	50,981	47,068
Deferred income taxes, investment tax credits, and non-current taxes accrued	(55,312)	(47,751)
Changes in working capital:
Receivables	10,634	7,166
Accounts payable	8,932	95,653
Prepaid taxes	53,904	47,526
Interest accrued	(37,428)	(38,723)
Other working capital accounts	(2,101)	(1,129)
Changes in provision for estimated losses	-	(2,009)
Changes in other regulatory assets	38,385	3,086
Changes in pensions and other postretirement liabilities	(16,279)	(2,140)
Other	(13,418)	(63,773)
Net cash flow provided by operating activities	57,634	65,587

INVESTING ACTIVITIES
Construction expenditures	(52,796)	(26,741)
Proceeds from the transfer of development costs	-	100,280
Allowance for equity funds used during construction	4,145	1,819
Nuclear fuel purchases	(27,759)	-
Proceeds from nuclear decommissioning trust fund sales	88,605	81,447
Investment in nuclear decommissioning trust funds	(97,485)	(89,909)
Loan to affiliate	(22,000)	-
Changes in money pool receivable - net	(8,180)	(34,794)
Net cash flow provided by (used in) investing activities	(115,470)	32,102

FINANCING ACTIVITIES
Retirement of long-term debt	(38,161)	(41,715)
Changes in credit borrowings - net	(22,293)	(12,146)
Dividends paid:
Common stock	(18,700)	(23,600)
Other	(1,475)	(107)
Net cash flow used in financing activities	(80,629)	(77,568)

Net increase (decrease) in cash and cash equivalents	(138,465)	20,121

Cash and cash equivalents at beginning of period	263,772	264,482

Cash and cash equivalents at end of period	$125,307	$284,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$12,039	$6,752

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,357	$903
Temporary cash investments	123,950	262,869
Total cash and cash equivalents	125,307	263,772
Accounts receivable:
Associated companies	146,377	147,180
Other	3,419	5,070
Total accounts receivable	149,796	152,250
Loan to affiliate	22,000	-
Materials and supplies - at average cost	85,226	84,077
Deferred nuclear refueling outage costs	18,631	22,627
Prepaid taxes	14,135	68,039
Prepayments and other	6,097	1,142
TOTAL	421,192	591,907

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	408,978	387,876
TOTAL	408,978	387,876

UTILITY PLANT
Electric	3,368,606	3,362,422
Property under capital lease	486,280	489,175
Construction work in progress	248,880	210,536
Nuclear fuel	176,277	155,282
TOTAL UTILITY PLANT	4,280,043	4,217,415
Less - accumulated depreciation and amortization	2,436,514	2,417,811
UTILITY PLANT - NET	1,843,529	1,799,604

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	126,317	126,642
Other regulatory assets	258,006	296,715
Other	22,024	21,326
TOTAL	406,347	444,683

TOTAL ASSETS	$3,080,046	$3,224,070

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$40,163	$33,740
Short-term borrowings	15,971	38,264
Accounts payable:
Associated companies	2,525	6,520
Other	53,623	38,447
Accumulated deferred income taxes	6,967	8,508
Interest accrued	18,653	56,081
Other	2,265	2,258
TOTAL	140,167	183,818

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	589,530	617,012
Accumulated deferred investment tax credits	53,886	54,755
Other regulatory liabilities	225,550	201,364
Decommissioning	422,094	452,782
Pension and other postretirement liabilities	88,966	105,245
Long-term debt	746,829	796,728
Other	22	-
TOTAL	2,126,877	2,227,886

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2011 and 2010	789,350	789,350
Retained earnings	23,652	23,016
TOTAL	813,002	812,366

TOTAL LIABILITIES AND EQUITY	$3,080,046	$3,224,070

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Retained Earnings	Total
Balance at December 31, 2009	$789,350	$40,592	$829,942

Net income	-	20,613	20,613
Common stock dividends	-	(23,600)	(23,600)

Balance at March 31, 2010	$789,350	$37,605	$826,955

Balance at December 31, 2010	$789,350	$23,016	$812,366

Net income	-	19,336	19,336
Common stock dividends	-	(18,700)	(18,700)

Balance at March 31, 2011	$789,350	$23,652	$813,002

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Following is an update to that discussion.  Also see "Item 5, Other Information, Environmental Regulation", below, for updates regarding environmental proceedings and regulation and Note 11 to the financial statements for a description of a legal proceeding involving Vermont Yankee.

Texas Power Price Lawsuit

See the Form 10-K for a discussion of the lawsuit filed in August 2003 in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The case is pending in state district court, and the court has scheduled a class certification hearing for August 2011.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

1/01/2011-1/31/2011	-	$-	-	$500,000,000
2/01/2011-2/28/2011	160,000	$71.65	160,000	$500,000,000
3/01/2011-3/31/2011	632,000	$67.94	632,000	$500,000,000
Total	792,000	$68.69	792,000

(1)
In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.  In addition to this authority, in October 2010 the Board granted authority for an additional $500 million share repurchase program.  The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.

(2)	Maximum amount of shares that may yet be repurchased does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Hazardous Air Pollutants

The EPA is developing a Maximum Achievable Control Technology retrofit standard for new and existing coal and oil-fired units.  In 2009 the EPA issued an Information Collection Request to gather data needed for promulgation of Hazardous Air Pollutant regulations.  In March 2011 the EPA released a prepublication version of the proposed rule to regulate Hazardous Air Pollutants for Electric Generating Utilities; and the final rule is expected in November 2011.  Entergy is reviewing the proposal and remains involved in the current rulemaking process.

Nelson Unit 6 (Entergy Gulf States Louisiana)

Entergy Gulf States Louisiana self-reported to the Louisiana Department of Environmental Quality (LDEQ) potential exceedances of annual carbon monoxide emission limits at the Nelson Unit 6 coal-fired facility for the years 2006-2010 and the failure to report these potential exceedances in semi-annual reporting and in annual Title V compliance certifications.  Entergy Gulf States Louisiana is not required to monitor carbon monoxide emissions from Nelson Unit 6 on a regular or continuous schedule.  Stack tests performed in 2010 appear to indicate carbon monoxide emissions in excess of the maximum hourly limit for three 1-hour test runs and the annual limit.  Comparison of the 2010 stack tests with the most recent previous tests from 2006, however, appear to indicate that the permit limits were calculated incorrectly and should have been higher.  The 2010 test emission levels did not cause a violation of National Ambient Air Quality Standards.  Additionally, the 2010 stack testing, which was performed in compliance with an EPA data request connected to the EPA’s development of a new air emissions rule, was not taken during a period of normal and representative operations for Nelson Unit 6.  Entergy Gulf States Louisiana is negotiating the issue with LDEQ.

Clean Water Act

316(b) Cooling Water Intake Structures

See the Form 10-K for a discussion of the EPA regulations finalized in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures.  The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts.  Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule.  In January 2007, the U.S. Second Circuit Court of Appeals remanded the rule to the EPA for reconsideration.  The court instructed the EPA to reconsider several aspects of the rule that were beneficial to businesses affected by the rule after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule.  In April 2008, the U.S. Supreme Court agreed to review the Second Circuit decision on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to businesses affected by the rule that the Second Circuit disallowed.  In March 2009, the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration.  The EPA reissued the proposed rule in April 2011, with finalization anticipated by July 27, 2012.  Entergy currently is reviewing the revised proposed rule and developing comments based on its facility-level analysis.

Other Environmental Matters

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas that the TCEQ believes those entities are PRPs concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination exists at the site.  Entergy Gulf States, Inc. and Entergy Louisiana sent transformers to this facility during the 1980s.  Entergy Gulf States Louisiana, Entergy Texas, Entergy Louisiana, and Entergy Arkansas responded to an information request from the TCEQ and continue to cooperate in this investigation.  Entergy Gulf States Louisiana, Entergy Texas, and Entergy Louisiana joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies’ involvement at the site, while Entergy Arkansas and Entergy New Orleans likely will pay de minimis amounts.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy’s total share of remediation costs likely will be less than $1 million.  The TCEQ approved an agreed administrative order in September 2006 that allows the implementation of a Remedial Investigation/Feasibility Study at the SESCO site; with the ultimate disposition being a remedial action to remove contaminants of concern.  The TCEQ approved the Remedial Investigation Work Plan in May 2007 and field sampling began in July 2007.  Off-site removal activities of PCB-impacted soil and debris were completed at the site in December 2010.  The Remedial Investigation report was submitted in February 2011 to the TCEQ and was approved on April 15, 2011.  The PRP working group will now prepare a Feasibility Study and description of proposed site remediation and management actions for TCEQ’s review.

Property

Following is an update to the Entergy Wholesale Commodities, Property section of Part I, Item 1 of the Form 10-K.

Nuclear Generating Stations

As discussed further in the Form 10-K, the NRC operating license for Vermont Yankee was to expire in March 2012.  In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.  See Note 11 to the financial statements herein for additional discussion of Vermont Yankee.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2006	2007	2008	2009	2010	2011

Entergy Arkansas	3.37	3.19	2.33	2.39	3.91	4.09
Entergy Gulf States Louisiana	3.01	2.84	2.44	2.99	3.58	3.76
Entergy Louisiana	3.23	3.44	3.14	3.52	3.41	3.45
Entergy Mississippi	2.54	3.22	2.92	3.25	3.30	3.50
Entergy New Orleans	1.52	2.74	3.71	3.66	4.41	4.46
Entergy Texas	2.12	2.07	2.04	1.92	2.10	2.16
System Energy	4.05	3.95	3.29	3.73	3.64	3.53

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2006	2007	2008	2009	2010	2011

Entergy Arkansas	3.06	2.88	1.95	2.09	3.50	3.68
Entergy Gulf States Louisiana	2.90	2.73	2.42	2.95	3.53	3.71
Entergy Louisiana	2.90	3.08	2.87	3.27	3.13	3.15
Entergy Mississippi	2.34	2.97	2.67	3.01	3.06	3.23
Entergy New Orleans	1.35	2.54	3.45	3.38	3.97	3.97

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

*	4(a) -	Seventy-first Supplemental Indenture, dated as of March 1, 2011, to Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944 (4.08 to Form 8-K dated March 24, 2011 in 1-32718).

*	4(b) -
Twenty-eighth Supplemental Indenture, dated as of April 1, 2011, to Entergy Mississippi, Inc. Mortgage and Deed of Trust, dated as of February 1, 1988 (4.38 to Form 8-K dated April 15, 2011 in 1-31508).

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

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:    May 6, 2011