Form 10-Q
period 2011-06-30
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2011-08-08
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at July 29, 2011
Entergy Corporation	($0.01 par value)	176,781,300

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2010 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “intend,” “expect,” “estimate,” “continue,” “potential,” “plan,” “predict,” “forecast,” and other similar words or expressions are intended to identify forward-looking statements but are not the only means to identify these statements.  Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct.  Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made.  Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•
resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, and other regulatory proceedings, including those related to Entergy’s System Agreement or any successor agreement or arrangement, Entergy’s utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission for Entergy’s utility service territory and transition to a successor or alternative arrangement, including possible participation in a regional transmission organization, and the application of more stringent transmission reliability requirements or market power criteria by the FERC

•
changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those owned or operated by the Entergy Wholesale Commodities business, and the effects of new or existing safety concerns regarding nuclear power plants and nuclear fuel

•	resolution of pending or future applications for license renewals or modifications of nuclear generating facilities
•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at its nuclear generating facilities
•	Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities
•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts
•	volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities
•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation
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

•	effects of climate change
•	Entergy’s ability to manage its capital projects and operation and maintenance costs
•	Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms
•	the economic climate, and particularly economic conditions in Entergy’s Utility service territory and the Northeast United States and events that could influence economic conditions in those areas
•	the effects of Entergy’s strategies to reduce tax payments
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy’s ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria
•	changes in inflation and interest rates
•	the effect of litigation and government investigations or proceedings
•	advances in technology
•	the potential effects of threatened or actual terrorism, cyber attacks or data security breaches, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion
•	Entergy’s ability to attract and retain talented management and directors
•	changes in accounting standards and corporate governance
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy’s defined benefit pension and other postretirement benefit plans
•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites
•	factors that could lead to impairment of long-lived assets
•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture

v

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:
Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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

Entergy Wholesale Commodities (EWC)
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

FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2010 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service

DEFINITIONS (Continued)

Abbreviation or Acronym	Term
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midwest Independent Transmission System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Offsetting positions	Transactions for the purchase of energy, generally to offset a firm LD transaction
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to the buyer for any damages
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

Results of Operations

Second Quarter 2011 Compared to Second Quarter 2010

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2011 to the second quarter 2010 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (1)	Entergy
	(In Thousands)

2nd Qtr 2010 Consolidated Net Income	$230,173	$104,557	($14,447)	$320,283

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	11,992	(55,659)	1,117	(42,550)
Other operation and maintenance expenses	13,669	(19,296)	17,919	12,292
Taxes other than income taxes	4,493	(2,454)	208	2,247
Depreciation and amortization	2,547	5,983	109	8,639
Other income	11,004	(4,272)	(2,825)	3,907
Interest expense	(17,590)	(4,594)	11,227	(10,957)
Other expenses	(680)	2,455	-	1,775
Income taxes	(2,011)	(3,024)	(47,919)	(52,954)

2nd Qtr 2011 Consolidated Net Income	$252,741	$65,556	$2,301	$320,598

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter 2011 to the second quarter 2010.

Amount
(In Millions)

2010 net revenue	$1,293
Retail electric price	21
Volume/weather	14
Purchased power capacity	(4)
Net wholesale revenue	(11)
Other	(8)
2011 net revenue	$1,305

The retail electric price variance is primarily due to:

•	a base rate increase at Entergy Arkansas effective July 2010;
•	rate actions at Entergy Texas, including a base rate increase effective August 2010 and an additional increase beginning May 2011; and
•	formula rate plan increases at Entergy Louisiana effective September 2010 and May 2011.

These were partially offset by a formula rate plan decrease at Entergy New Orleans effective October 2010.  See Note 2 to the financial statements in the Form 10-K and herein for further discussion of these proceedings.

The volume/weather variance is primarily due to an increase of 730 GWh in billed electricity usage in all sectors, including the effect of more favorable weather on the residential and commercial sectors.  Industrial sales growth leveled off somewhat after significant growth since the beginning of 2010.  Entergy’s service territory continues to benefit from expansions, while there has been some pullback in the paper and wood segments and small industrials.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts and higher wholesale energy costs.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the second quarter 2011 to the second quarter 2010.

Amount
(In Millions)

2010 net revenue	$530
Realized price changes	(52)
Volume	5
Other	(9)
2011 net revenue	$474

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $56 million, or 11%, in the second quarter 2011 compared to the second quarter 2010 primarily due to lower pricing in its contracts to sell power.

Following are key performance measures for Entergy Wholesale Commodities’ nuclear plants for the second quarter 2011 and 2010:

	2011	2010

Net MW in operation at June 30	4,998	4,998
Average realized revenue per MWh	$52.38	$57.69
GWh billed	9,993	9,868
Capacity factor	91%	90%
Refueling Outage Days:
Indian Point 2	-	11
Indian Point 3	7	-
Pilgrim	25	-
Vermont Yankee	-	29

Overall, including its non-nuclear plants, Entergy Wholesale Commodities billed 10,652 GWh in the second quarter 2011 and 10,498 GWh in the second quarter 2010, with average realized revenue per MWh of $52.32 in the second quarter 2011 and $58.15 in the second quarter 2010.

Realized Price per MWh

See the Form 10-K for a discussion of Entergy Wholesale Commodities nuclear business’s realized price per MWh, including the factors that influence it and the decrease in the annual average realized price per MWh to $59.16 in 2010 from $61.07 for 2009.  Entergy Wholesale Commodities’ nuclear business is almost certain to experience a decrease again in 2011 because, as shown in the contracted sale of energy table "Market and Credit Risk Sensitive Instruments," Entergy Wholesale Commodities has sold forward 96% of its planned nuclear energy output for the remainder of 2011 for an average contracted energy price of $54 per MWh.  In addition, Entergy Wholesale Commodities has sold forward 87% of its planned nuclear energy output for 2012 for an average contracted energy price of $49 per MWh.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $471 million for the second quarter 2010 to $485 million for the second quarter 2011 primarily due to:

•	an increase of $13 million in nuclear expenses primarily due to higher labor costs;
•	an increase of $5 million in legal expenses primarily resulting from an increase in legal and regulatory activity increasing the use of outside legal services;
•	an increase of $4 million in legal expenses due to the deferral in 2010 of certain litigation expenses in accordance with regulatory treatment; and
•	an increase of $3 million due to the deferral in 2010 of 2009 Entergy Arkansas rate case expenses.

These increases were partially offset by a decrease of $11 million in fossil expenses resulting from a greater number and scope of outages in second quarter 2010 compared to second quarter 2011.

Other income increased due to:

•
an increase in distributions of $6 million earned by Entergy Louisiana and $3 million earned by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company. The distributions on preferred membership interests are eliminated in consolidation and have no effect on Entergy’s net income because the investment is in another Entergy subsidiary.  See Note 2 to the financial statements in the Form 10-K for discussion of these investments in preferred membership interests; and

•	an increase of $5 million in realized earnings on decommissioning trust fund investments.

These increases were partially offset by a decrease due to $8 million in carrying charges on storm restoration costs recorded in the second quarter 2010.

Interest expense decreased primarily due to the refinancing of long-term debt at lower interest rates by certain of the Utility operating companies.  Also contributing to the decrease was interest expense accrued in 2010 related to the expected result of the LPSC staff audit of the fuel adjustment clause for the period 1995 through 2004.

Entergy Wholesale Commodities

           Other operation and maintenance expenses decreased from $250 million for the second quarter 2010 to $231 million for the second quarter 2011 primarily due to:

•	a decrease in costs related to spin-off dis-synergies;
•	a decrease of $7 million due to the absence of expenses from the Harrison County plant, which was sold in December 2010; and
•	a decrease in spending on tritium remediation work.

Parent & Other

The increase in other operation and maintenance expenses is primarily due to activity, which eliminates in consolidation, between the parent company and the two reportable business segments.

Interest expense increased primarily due to $1 billion of Entergy Corporation notes payable issued in September 2010 with the proceeds used to pay down the borrowings outstanding on Entergy Corporation’s revolving credit facility, which were at a lower interest rate.

Income Taxes

The effective income tax rates for the second quarters 2011 and 2010 were 32% and 38.9%, respectively.  The difference in the effective income tax rate versus the statutory rate of 35% for the second quarter 2011 is primarily due to a settlement regarding an issue which had previously been considered an uncertain tax position.  These factors were partially offset by a Michigan tax law change that repealed the business tax and enacted a corporate income tax, which eliminates a deduction that was available under the business tax; state income taxes; and certain book and tax differences for Utility plant items. The difference in the effective income tax rate versus the statutory rate of 35% for the second quarter 2010 was primarily due to state income taxes and certain book and tax differences for Utility plant items.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2011 to the six months ended June 30, 2010 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (1)	Entergy
	(In Thousands)

2010 Consolidated Net Income	$373,144	$195,099	($29,146)	$539,097

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	30,233	(95,800)	1,342	(64,225)
Other operation and maintenance expenses	26,702	(69,851)	8,702	(34,447)
Taxes other than income taxes	(1,746)	(5,908)	(277)	(7,931)
Depreciation and amortization	(4,394)	8,701	12	4,319
Other income	10,257	(27,760)	(4,935)	(22,438)
Interest expense	(26,482)	(51,792)	23,719	(54,555)
Other expenses	(64)	7,223	1	7,160
Income taxes	(1,776)	(5,623)	(28,990)	(36,389)

2011 Consolidated Net Income	$421,394	$188,789	($35,906)	$574,277

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2011 to the six months ended June 30, 2010.

Amount
(In Millions)

2010 net revenue	$2,423
Retail electric price	39
Volume/weather	23
Net gas revenue	(7)
Purchased power capacity	(9)
Net wholesale revenue	(14)
Other	(2)
2011 net revenue	$2,453

The retail electric price variance is primarily due to:

•	a base rate increase at Entergy Arkansas effective July 2010;
•	rate actions at Entergy Texas, including a base rate increase effective August 2010 and an additional increase beginning May 2011; and
•	formula rate plan increases at Entergy Louisiana effective September 2010 and May 2011.

These were partially offset by a formula rate plan decrease at Entergy New Orleans effective October 2010.  See Note 2 to the financial statements in the Form 10-K for further discussion of these proceedings.

The volume/weather variance is primarily due to an increase of 1,202 GWh in weather-adjusted usage across all sectors.  Weather-adjusted residential retail sales growth reflected an increase in the number of customers.  Industrial sales have realized sustained growth since the beginning of 2010 and the first half of 2011 continued the trend.  Entergy’s service territory has benefitted from the national manufacturing economy as well as industrial facility expansions.  Industrial customers in Entergy’s service territory also have benefitted from the need to re-stock inventory and export trends.  The weather effect declined, despite the experience of favorable weather in the first half of 2011, primarily because the near-record-setting cold weather experienced in the first quarter 2010 was even more favorable.

The net gas revenue variance is primarily due to milder weather as compared to last year.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts and higher wholesale energy costs.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2011 to the six months ended June 30, 2010.

Amount
(In Millions)

2010 net revenue	$1,095
Realized price changes	(67)
Volume	(14)
Other	(15)
2011 net revenue	$999

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $96 million, or 9%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to lower pricing in its contracts to sell power and lower volume resulting from an increase in forced outages for Entergy Wholesale Commodities’ nuclear fleet in 2011.

Following are key performance measures for Entergy Wholesale Commodities’ nuclear plants for the six months ended June 30, 2011 and 2010:

	2011	2010

Net MW in operation at June 30	4,998	4,998
Average realized revenue per MWh	$54.91	$58.22
GWh billed	19,906	20,123
Capacity factor	91%	92%
Refueling Outage Days:
Indian Point 2	-	33
Indian Point 3	30	-
Pilgrim	25	-
Vermont Yankee	-	29

Overall, including its non-nuclear plants, Entergy Wholesale Commodities billed 21,171 GWh in the six months ended June 30, 2011 and 21,626 GWh in the six months ended June 30, 2010, with average realized revenue per MWh of $54.64 in the six months ended June 30, 2011 and $58.23 in the six months ended June 30, 2010.  See also the discussion in “Realized Price per MWh” in the Second Quarter 2011 Compared to Second Quarter 2010 section.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $906 million for the six months ended June 30, 2010 to $933 million for the six months ended June 30, 2011 primarily due to:

•	an increase of $17 million in nuclear expenses primarily due to higher labor and benefits costs;
•	an increase of $8 million in legal expenses primarily resulting from an increase in legal and regulatory activity increasing the use of outside legal services;
•	an increase of $6 million in transmission and distribution expenses primarily due to vegetation and maintenance expenses; and
•	several individually insignificant items.

These increases were partially offset by a decrease of $18 million in fossil expenses resulting from more outages in the first half of 2010 and an increase of $6 million in nuclear insurance refunds received in 2011 as compared to the same period in 2010.

Other income increased due to an increase in distributions of $12 million earned by Entergy Louisiana and $7 million earned by Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company.  The distributions on preferred membership interests are eliminated in consolidation and have no effect on Entergy’s net income because the investment is in another Entergy subsidiary.  See Note 2 to the financial statements in the Form 10-K for discussion of these investments in preferred membership interests.  This was partially offset by a decrease due to $8 million in carrying charges on storm restoration costs recorded in the second quarter 2010.

Interest expense decreased primarily due to the refinancing of long-term debt at lower interest rates by certain of the Utility operating companies.  Also contributing to the decrease was interest expense accrued in 2010 related to the expected result of the LPSC staff audit of Entergy Gulf States Louisiana’s fuel adjustment clause for the period 1995 through 2004.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $510 million for the six months ended June 30, 2010 to $440 million for the six months ended June 30, 2011 primarily due to:

•
the write-off of $32 million of capital costs in first quarter 2010, primarily for software that will not be utilized, in connection with Entergy’s decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business;

•	a decrease of $13 million due to the absence of expenses from the Harrison County plant which was sold in December 2010;
•	a decrease in spending on tritium remediation work; and
•	several other individually insignificant factors.

Other income decreased primarily due to a decrease in interest income earned on loans to the parent company, Entergy Corporation, and a decrease of $9 million in realized earnings on decommissioning trust fund investments.

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

Income Taxes

           The effective income tax rates for the six months ended June 30, 2011 and 2010 were 35.4% and 39.5%, respectively.  The difference in the effective income tax rate versus the statutory rate of 35% for the six months ended June 30, 2011 is primarily due to a settlement regarding an issue which had previously been considered an uncertain tax position.  This was partially offset by:

•	a Michigan tax law change that repealed the business tax and enacted a corporate income tax, which eliminates a deduction that was available under the business tax;
•	state income taxes; and
•	certain book and tax differences for Utility plant items.

The difference in the effective income tax rate versus the statutory rate of 35% for the six months ended June 30, 2010 was primarily due to:

•
a charge of $16 million recorded in first quarter 2010 resulting from a change in tax law associated with the federal healthcare legislation enacted in March 2010.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K for a discussion of the federal healthcare legislation; and

•	state income taxes; and
•	certain book and tax differences for Utility plant items.

These factors were partially offset by:

•	a $19 million tax benefit recorded first quarter 2010 in connection with Entergy’s decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business; and
•	book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2011	December 31, 2010

Debt to capital	58.1%	57.3%
Effect of excluding the Arkansas and Texas securitization bonds	(1.8)%	(2.0)%
Debt to capital, excluding securitization bonds (1)	56.3%	55.3%
Effect of subtracting cash	(1.2)%	(3.2)%
Net debt to net capital, excluding securitization bonds (1)	55.1%	52.1%

(1)	Calculation excludes the Arkansas and Texas securitization bonds, which are non-recourse to Entergy Arkansas and Entergy Texas, respectively.

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

As discussed in the Form 10-K, Entergy Corporation has in place a revolving credit facility that expires in August 2012.  Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility.  As of June 30, 2011, the capacity and amounts outstanding under the credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,465	$1,895	$25	$1,545

Entergy Corporation’s credit facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility’s maturity date may occur.

See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2011 through 2013.  Following are updates to the discussion in the Form 10-K.

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

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Entergy New Orleans has filed a request with the City Council to approve its purchase under a life-of-unit power purchase agreement of this capacity and energy.  If the City Council does not approve this power purchase agreement in a timely manner, then an allocation of 65% to Entergy Louisiana and 35% to Entergy Gulf States Louisiana is proposed.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.

Hot Spring Energy Facility Purchase Agreement

In April 2011, Entergy Arkansas announced that it has signed an asset purchase agreement to acquire the Hot Spring Energy Facility, a 620 MW natural gas-fired combined-cycle turbine plant located in Hot Spring County, Arkansas, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $253 million.  Entergy Arkansas also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $277 million.  A transmission study estimates that the acquisition could require investment for supplemental upgrades in the Entergy transmission system, but there are still uncertainties associated with the results of this study that must be resolved.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Closing is expected to occur in mid-2012.  In July 2011, Entergy Arkansas filed its application with the APSC requesting approval of the acquisition and full cost recovery.

Hinds Energy Facility Purchase Agreement

In April 2011, Entergy Mississippi announced that it has signed an asset purchase agreement to acquire the Hinds Energy Facility, a 450 MW natural gas-fired combined-cycle turbine plant located in Jackson, Mississippi, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $206 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $246 million.  A transmission study estimates that the acquisition could require investment for supplemental upgrades in the Entergy transmission system, but there are still uncertainties associated with the results of this study that must be resolved. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Closing is expected to occur in mid-2012.  In July 2011, Entergy Mississippi filed with the MPSC requesting approval of the acquisition and full cost recovery.

Waterford 3 Steam Generator Replacement Project

See the Form 10-K for a discussion of the Waterford 3 Steam Generator Replacement project.  With regard to the delay in the delivery of the steam generators, Entergy Louisiana worked with the manufacturer to fully develop and evaluate repair options, and expects the replacement steam generators to be delivered in time for the Fall 2012 refueling outage.  Extensive inspections of the existing steam generators at Waterford 3 in cooperation with the manufacturer were completed in April 2011.  The review of data obtained during these inspections supports the conclusion that Waterford 3 can operate safely for another full cycle before the replacement of the existing steam generators.  Entergy Louisiana is required to report formally its findings to the NRC through a report made 180 days after plant start up.  At this time, a requirement to perform a mid-cycle outage for further inspections in order to allow the plant to continue operation until its Fall 2012 refueling outage is not anticipated.  Entergy Louisiana currently expects the cost of the project, including carrying costs, to increase to approximately $687 million if the replacement occurs during the Fall 2012 refueling outage.

Entergy Louisiana’s existing formula rate plan provides for rate treatment of the Waterford 3 project costs, including in-service rate recovery without regulatory lag and treatment outside of the formula rate plan earnings sharing formula; however, these provisions contemplated the project being placed in service during the term of the current formula rate plan and will not apply at the time of the expected in-service date in the Fall 2012.  Entergy Louisiana will seek to reestablish comparable rate recovery provisions for the project through renewal or extension of the current formula rate plan provisions or through a base rate filing.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its January, April, and July 2011 meetings, the Board declared dividends of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since second quarter 2010.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
	(In Millions)

Cash and cash equivalents at beginning of period	$1,294	$1,710

Cash flow provided by (used in):
Operating activities	977	1,468
Investing activities	(1,827)	(1,173)
Financing activities	86	(670)
Effect of exchange rates on cash and cash equivalents	-	1
Net decrease in cash and cash equivalents	(764)	(374)

Cash and cash equivalents at end of period	$530	$1,336

Operating Activities

Entergy's cash flow provided by operating activities decreased by $491 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to a decrease in deferred fuel cost collections and an increase of $163 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.  A $42 million increase in incentive compensation payments, which occur in the first quarter, and the decrease in Entergy Wholesale Commodities net revenue that is discussed above also contributed to the decrease, as well as several other individually insignificant factors.

Investing Activities

Net cash used in investing activities increased by $654 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to:

•	the purchase of the Acadia Power Plant by Entergy Louisiana for approximately $300 million in April 2011;
•	an increase in nuclear fuel purchases, as more plants were preparing for refueling outages in the spring 2011 than in the spring 2010;
•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line, as Entergy received net deposits from Entergy Wholesale Commodities’ counterparties during 2010 and made net collateral deposits in 2011.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the Market and Credit Risk Sensitive Instruments section below; and

•
an increase in construction expenditures, primarily in the Utility business.  Entergy’s construction spending plans for 2011 through 2013 are discussed in the Form 10-K.  April 2011 storms that caused damage to transmission and distribution lines, equipment, poles, and other facilities, primarily in Arkansas, also contributed to the increase.  The estimated capital cost of repairing that damage is approximately $55 million.

Financing Activities

Financing activities provided $86 million of cash for the six months ended June 30, 2011 compared to using $670 million of cash for the six months ended June 30, 2010 primarily because long-term debt activity provided approximately $519 million of cash in 2011 and used approximately $249 million of cash in 2010. For details of Entergy's long-term debt activity in 2011 see Note 4 to the financial statements herein.  Offsetting these increases in sources of cash, Entergy repurchased $160 million of its common stock in the six months ended June 30, 2011 and repurchased $138 million of its common stock in the six months ended June 30, 2010.  Entergy’s share repurchase programs are discussed in the Form 10-K.

Rate, Cost-recovery, and Other Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation" in the Form 10-K for discussions of rate regulation, federal regulation, and related regulatory proceedings.

State and Local Rate Regulation and Fuel-Cost Recovery

See Note 2 to the financial statements herein for updates to the discussion in the Form 10-K regarding these proceedings.

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings.  Following are updates to that discussion.

System Agreement and Independent Coordinator of Transmission (ICT)

As discussed in the Form 10-K, in November 2010 the FERC issued an order accepting the Utility operating companies’ proposal to extend the ICT arrangement with SPP by an additional term of two years, providing time for analysis of longer term structures.  In addition, in December 2010 the FERC issued an order that granted the Entergy Regional State Committee (E-RSC) additional authority over transmission upgrades and cost allocation.  The E-RSC, comprised of one representative from each of the Utility operating company retail regulators, was formed in 2009 to consider several of the issues related to the Entergy transmission system.  The Utility operating companies expect that the E-RSC will review the cost-benefit analysis, discussed below, that the Utility operating companies submitted in May 2011 to each of their respective retail regulators comparing the ICT arrangement to joining the SPP RTO or the Midwest Independent Transmission System Operator (MISO).

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

On April 25, 2011, Entergy announced that each of the Utility operating companies propose joining MISO, which is expected to provide long-term benefits for the customers of each of the Utility operating companies.  MISO is a regional transmission organization that operates in 13 U.S. states (Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, North Dakota, Ohio, Pennsylvania, South Dakota, and Wisconsin) and also in Canada.  The Utility operating companies provided analysis in May 2011 to their retail regulators supporting this decision.  The APSC has requested additional information from both Entergy and MISO.  The APSC’s procedural schedule for the proceeding includes an evidentiary hearing scheduled for September 7, 2011.  Entergy’s May 2011 filings estimate that the expected transition and implementation costs of joining MISO are approximately $105 million if all of the Utility operating companies join MISO, most of which will be spent in late 2012 and 2013.  Maintaining the viability of the alternatives of Entergy Arkansas joining MISO alone or standing alone within an ICT arrangement is expected to result in an additional cost of approximately $35 million, for a total cost of approximately $140 million.  This amount could increase with extended litigation in various regulatory proceedings.  It is expected that costs will be incurred to obtain regulatory approvals, to revise or implement commercial and legal agreements, to integrate transmission and generation facilities, to develop back-office accounting and settlement systems, and to build out communications infrastructure.  The Utility operating companies also expect to make filings later in 2011 with their retail regulators regarding the transfer of control of their transmission assets to MISO.  The target implementation date for joining MISO is December 2013.

In June 2011, MISO filed with the FERC a request for a transitional waiver of provisions of its open access transmission energy and operating reserve markets tariff regarding allocation of transmission network upgrade costs, in order to establish a transition for the integration of the Utility operating companies.  Several parties have intervened in the proceeding, including Entergy, the APSC, the LPSC, and the City Council, and some of the parties have also filed comments or protests.  A procedural schedule has not been established.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy Wholesale Commodities, unless otherwise contracted, is subject to the fluctuation of market power prices.  Following is an updated summary of the amount of Entergy Wholesale Commodities nuclear power plants’ planned energy output that is sold forward under physical or financial contracts as of August 2, 2011 (2011 represents the remainder of the year):

	2011	2012	2013	2014	2015

Percent of planned generation sold forward:
Unit-contingent	76%	59%	36%	14%	12%
Unit-contingent with guarantee of availability (1)	20%	14%	16%	13%	13%
Firm LD	3%	24%	24%	8%	-%
Offsetting positions	(3)%	(10)%	-%	-%	-%
Total energy sold forward	96%	87%	76%	35%	25%
Planned generation (TWh) (2)	21	41	40	41	41
Average revenue under contract per MWh (3) (4)	$54	$49	$45-51	$49-55	$49-57

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

(2)
Assumes NRC license renewal for plants whose current licenses expire within five years and the continued operation of all six plants.  NRC license renewal applications are in process for three units, as follows (with current license expirations in parentheses): Pilgrim (June 2012), Indian Point 2 (September 2013), and Indian Point 3 (December 2015).  See also Note 11 to the financial statements for a discussion regarding the continued operation of Vermont Yankee.

(3)
The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy most of the power produced by the plant through March 21, 2012.  The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below PPA prices, which has not happened thus far.

(4)
Average revenue under contract may fluctuate due to factors including positive or negative basis differentials, option premiums and market prices at time of option expiration, costs to convert firm LD to unit-contingent, and other risk management costs.  Also, average revenue under contract excludes payments owed under the value sharing agreement with NYPA.

Entergy estimates that a $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on June 30, 2011 market conditions, planned generation volume, and hedged position, would have a corresponding effect on pre-tax net income of $9 million in 2011.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At June 30, 2011, based on power prices at that time, Entergy had liquidity exposure of $61 million under the guarantees in place supporting Entergy Nuclear Power Marketing (a subsidiary in the Entergy Wholesale Commodities segment) transactions, $20 million of guarantees that support letters of credit, and $6 million of posted cash collateral to the ISOs.  As of June 30, 2011, the credit exposure associated with Entergy Wholesale Commodities assurance requirements would increase by $116 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.   In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2011, Entergy would have been required to provide approximately $53 million of additional cash or letters of credit under some of the agreements.

As of June 30, 2011, the counterparties or their guarantors for 99.8% of the planned energy output under contract for Entergy Wholesale Commodities through 2015 have public investment grade credit ratings and 0.2% is with load-serving entities without public credit ratings.

In addition to selling the power produced by its plants, Entergy Wholesale Commodities sells unforced capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area.  Following is a summary of the amount of the Entergy Wholesale Commodities nuclear plants’ installed capacity that is currently sold forward, and the blended amount of Entergy Wholesale Commodities nuclear plants’ planned generation output and installed capacity that is sold forward as of August 2, 2011 (2011 represents the remainder of the year):

	2011	2012	2013	2014	2015

Percent of capacity sold forward:
Bundled capacity and energy contracts	26%	18%	16%	16%	16%
Capacity contracts	33%	30%	26%	25%	11%
Total capacity sold forward	59%	48%	42%	41%	27%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average revenue under contract per kW per month (applies to capacity contracts only)	$2.4	$2.9	$3.2	$3.1	$2.9
Blended Capacity and Energy Recap (based on revenues)
% of planned generation and capacity sold forward	96%	87%	74%	37%	25%
Blended revenue under contract per MWh	$55	$51	$49	$54	$56

Nuclear Matters

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near term (90-day) report in July 2011 that has made recommendations, which are currently being evaluated.  The lessons learned from the events in Japan and the NRC recommendations may affect future operations of U.S. nuclear facilities, including Entergy's, and could, among other things, result in increased costs and capital requirements associated with operating Entergy's nuclear plants.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  Following is an update to that discussion.  For updates of the impairment of long-lived assets discussion regarding Vermont Yankee see Note 11 to the financial statements herein.

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

In May 2011 the FASB issued ASU No. 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which states that the ASU explains how to measure fair value.  The ASU states that:  1) the amendments in the ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards; 2) consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; 3) for many of the requirements, the

FASB does not intend for the ASU to result in a change in the application of the requirements of current U.S. GAAP; 4) some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements; and 5) other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU No. 2011-4 is effective for Entergy for the first quarter 2012.  Entergy does not expect ASU No. 2011-4 to affect materially its results of operations, financial position, or cash flows.

In June 2011 the FASB issued ASU No. 2011-5, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for Entergy for the first quarter 2012.  ASU No. 2011-5 will have no effect on Entergy’s results of operations, financial position, or cash flows.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,212,038	$2,214,108	$4,077,936	$4,221,038
Natural gas	28,891	31,136	100,014	127,163
Competitive businesses	562,350	617,706	1,166,538	1,274,095
TOTAL	2,803,279	2,862,950	5,344,488	5,622,296

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	563,333	631,546	1,071,026	1,190,214
Purchased power	451,227	416,458	813,845	891,361
Nuclear refueling outage expenses	62,966	64,221	126,951	126,510
Other operation and maintenance	712,496	700,204	1,368,245	1,402,692
Decommissioning	55,497	52,467	110,762	104,043
Taxes other than income taxes	129,215	126,968	254,449	262,380
Depreciation and amortization	264,206	255,567	529,090	524,771
Other regulatory charges (credits) - net	5,601	(10,722)	491	17,370
TOTAL	2,244,541	2,236,709	4,274,859	4,519,341

OPERATING INCOME	558,738	626,241	1,069,629	1,102,955

OTHER INCOME
Allowance for equity funds used during construction	20,753	17,630	38,042	30,926
Interest and investment income	35,921	34,955	62,668	83,164
Miscellaneous - net	(16,962)	(16,780)	(26,360)	(17,302)
TOTAL	39,712	35,805	74,350	96,788

INTEREST EXPENSE
Interest expense	136,049	148,179	272,183	327,379
Allowance for borrowed funds used during construction	(9,150)	(10,323)	(17,684)	(18,325)
TOTAL	126,899	137,856	254,499	309,054

INCOME BEFORE INCOME TAXES	471,551	524,190	889,480	890,689

Income taxes	150,953	203,907	315,203	351,592

CONSOLIDATED NET INCOME	320,598	320,283	574,277	539,097

Preferred dividend requirements of subsidiaries	5,015	5,017	10,031	10,033

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$315,583	$315,266	$564,246	$529,064

Earnings per average common share:
Basic	$1.77	$1.67	$3.16	$2.80
Diluted	$1.76	$1.65	$3.14	$2.77
Dividends declared per common share	$0.83	$0.83	$1.66	$1.58

Basic average number of common shares outstanding	177,808,890	188,776,240	178,318,784	188,988,284
Diluted average number of common shares outstanding	178,925,180	190,717,958	179,502,551	190,999,699

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$574,277	$539,097
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	852,028	831,785
Deferred income taxes, investment tax credits, and non-current taxes accrued	305,121	342,641
Changes in working capital:
Receivables	(168,253)	(177,445)
Fuel inventory	(5,457)	5,002
Accounts payable	(76,803)	23,094
Prepaid taxes and taxes accrued	(2,810)	10,104
Interest accrued	(39,404)	(28,815)
Deferred fuel	(198,052)	(2,070)
Other working capital accounts	(112,386)	(126,824)
Changes in provisions for estimated losses	(5,954)	(30,218)
Changes in other regulatory assets	96,549	(22,703)
Changes in pensions and other postretirement liabilities	(232,306)	(74,187)
Other	(9,301)	178,373
Net cash flow provided by operating activities	977,249	1,467,834

INVESTING ACTIVITIES
Construction/capital expenditures	(991,293)	(918,582)
Allowance for equity funds used during construction	38,681	30,926
Nuclear fuel purchases	(403,168)	(218,829)
Payment for purchase of plant	(299,590)	-
Proceeds from sale of assets and businesses	-	9,675
Changes in securitization account	9,106	(22,528)
NYPA value sharing payment	(72,000)	(72,000)
Payments to storm reserve escrow account	(3,294)	(3,030)
Receipts from storm reserve escrow account	-	9,925
Decrease (increase) in other investments	(42,994)	55,430
Proceeds from nuclear decommissioning trust fund sales	636,359	1,487,387
Investment in nuclear decommissioning trust funds	(699,530)	(1,531,275)
Net cash flow used in investing activities	(1,827,723)	(1,172,901)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
	2011	2010
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,075,180	525,789
Common stock and treasury stock	16,958	8,716
Retirement of long-term debt	(555,940)	(774,772)
Repurchase of common stock	(159,602)	(137,749)
Changes in credit borrowings - net	15,960	17,123
Dividends paid:
Common stock	(296,355)	(298,796)
Preferred stock	(10,031)	(10,033)
Net cash flow provided by (used in) financing activities	86,170	(669,722)

Effect of exchange rates on cash and cash equivalents	(310)	762

Net decrease in cash and cash equivalents	(764,614)	(374,027)

Cash and cash equivalents at beginning of period	1,294,472	1,709,551

Cash and cash equivalents at end of period	$529,858	$1,335,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$267,493	$268,624
Income taxes	$77	$26,054

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$94,968	$76,290
Temporary cash investments	434,890	1,218,182
Total cash and cash equivalents	529,858	1,294,472
Securitization recovery trust account	33,938	43,044
Accounts receivable:
Customer	693,937	602,796
Allowance for doubtful accounts	(31,002)	(31,777)
Other	162,190	161,662
Accrued unbilled revenues	377,977	302,901
Total accounts receivable	1,203,102	1,035,582
Deferred fuel costs	111,444	64,659
Accumulated deferred income taxes	6,975	8,472
Fuel inventory - at average cost	212,982	207,520
Materials and supplies - at average cost	869,341	866,908
Deferred nuclear refueling outage costs	287,282	218,423
System agreement cost equalization	66,351	52,160
Prepaid taxes	304,617	301,807
Prepayments and other	237,252	246,036
TOTAL	3,863,142	4,339,083

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	44,172	40,697
Decommissioning trust funds	3,775,026	3,595,716
Non-utility property - at cost (less accumulated depreciation)	260,614	257,847
Other	412,090	405,946
TOTAL	4,491,902	4,300,206

PROPERTY, PLANT AND EQUIPMENT
Electric	38,179,664	37,153,061
Property under capital lease	790,533	800,078
Natural gas	336,814	330,608
Construction work in progress	1,799,906	1,661,560
Nuclear fuel	1,451,087	1,377,962
TOTAL PROPERTY, PLANT AND EQUIPMENT	42,558,004	41,323,269
Less - accumulated depreciation and amortization	17,919,151	17,474,914
PROPERTY, PLANT AND EQUIPMENT - NET	24,638,853	23,848,355

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	841,137	845,725
Other regulatory assets (includes securitization property of
$852,723 as of June 30, 2011 and $882,346 as of
December 31, 2010)	3,736,785	3,838,237
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	80,910	54,523
Other	927,658	909,773
TOTAL	6,135,864	6,197,632

TOTAL ASSETS	$39,129,761	$38,685,276

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$128,062	$299,548
Notes payable	130,795	154,135
Accounts payable	1,044,217	1,181,099
Customer deposits	345,079	335,058
Accumulated deferred income taxes	99,147	49,307
Interest accrued	178,280	217,685
Deferred fuel costs	15,142	166,409
Obligations under capital leases	3,599	3,388
Pension and other postretirement liabilities	40,235	39,862
System agreement cost equalization	66,351	52,160
Other	191,497	277,598
TOTAL	2,242,404	2,776,249

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,867,158	8,573,646
Accumulated deferred investment tax credits	284,852	292,330
Obligations under capital leases	40,177	42,078
Other regulatory liabilities	578,821	539,026
Decommissioning and asset retirement cost liabilities	3,218,881	3,148,479
Accumulated provisions	390,089	395,250
Pension and other postretirement liabilities	1,942,685	2,175,364
Long-term debt (includes securitization bonds of $895,824 as of
June 30, 2011 and $931,131 as of December 31, 2010)	12,057,368	11,317,157
Other	599,015	618,559
TOTAL	27,979,046	27,101,889

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	216,745	216,738

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2011 and in 2010	2,548	2,548
Paid-in capital	5,366,132	5,367,474
Retained earnings	8,957,516	8,689,401
Accumulated other comprehensive loss	(75,156)	(38,212)
Less - treasury stock, at cost (77,919,322 shares in 2011 and
76,006,920 shares in 2010)	5,653,474	5,524,811
Total common shareholders' equity	8,597,566	8,496,400
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	8,691,566	8,590,400

TOTAL LIABILITIES AND EQUITY	$39,129,761	$38,685,276

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011 and 2010
(Unaudited) (In Thousands)

		Common Shareholders' Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$94,000	$2,548	$(4,727,167)	$5,370,042	$8,043,122	$(75,185)	$8,707,360

Consolidated net income (a)	10,033	-	-	-	529,064	-	539,097
Other comprehensive income:
Cash flow hedges net unrealized gain (net of tax expense of $36,587)	-	-	-	-	-	59,071	59,071
Pension and other postretirement liabilities (net of tax expense of $2,541)	-	-	-	-	-	5,010	5,010
Net unrealized investment losses (net of tax benefit of $16,078)	-	-	-	-	-	(19,202)	(19,202)
Foreign currency translation (net of tax benefit of $409)	-	-	-	-	-	(759)	(759)
Total comprehensive income							583,217

Common stock repurchases	-	-	(137,749)	-	-	-	(137,749)
Common stock issuances related to stock plans	-	-	13,899	7,077	-	-	20,976
Common stock dividends declared	-	-	-	-	(299,033)	-	(299,033)
Preferred dividend requirements of subsidiaries (a)	(10,033)	-	-	-	-	-	(10,033)

Balance at June 30, 2010	$94,000	$2,548	$(4,851,017)	$5,377,119	$8,273,153	$(31,065)	$8,864,738

Balance at December 31, 2010	$94,000	$2,548	$(5,524,811)	$5,367,474	$8,689,401	$(38,212)	$8,590,400

Consolidated net income (a)	10,031	-	-	-	564,246	-	574,277
Other comprehensive income:
Cash flow hedges net unrealized loss (net of tax benefit of $41,843)	-	-	-	-	-	(71,724)	(71,724)
Pension and other postretirement liabilities (net of tax expense of $3,057)	-	-	-	-	-	6,598	6,598
Net unrealized investment gains (net of tax expense of $28,726)	-	-	-	-	-	27,871	27,871
Foreign currency translation (net of tax expense of $167)	-	-	-	-	-	311	311
Total comprehensive income							537,333

Common stock repurchases	-	-	(159,602)	-	-	-	(159,602)
Common stock issuances related to stock plans	-	-	30,939	(1,342)	-	-	29,597
Common stock dividends declared	-	-	-	-	(296,131)	-	(296,131)
Preferred dividend requirements of subsidiaries (a)	(10,031)	-	-	-	-	-	(10,031)

Balance at June 30, 2011	$94,000	$2,548	$(5,653,474)	$5,366,132	$8,957,516	$(75,156)	$8,691,566

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for both 2010 and 2011 include $6.6 million of preferred dividends on subsidiaries' preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$760	$724	$36	5
Commercial	575	562	13	2
Industrial	589	570	19	3
Governmental	52	52	-	-
Total retail	1,976	1,908	68	4
Sales for resale	64	62	2	3
Other	172	244	(72)	(30)
Total	$2,212	$2,214	$(2)	-

Utility Billed Electric Energy
Sales (GWh):
Residential	7,993	7,705	288	4
Commercial	6,944	6,803	141	2
Industrial	10,140	9,862	278	3
Governmental	604	581	23	4
Total retail	25,681	24,951	730	3
Sales for resale	1,036	971	65	7
Total	26,717	25,922	795	3

Competitive Businesses:
Operating Revenues	$562	$618	$(56)	(9)
Billed Electric Energy Sales (GWh)	10,652	10,498	154	1

	Six Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,508	$1,542	$(34)	(2)
Commercial	1,076	1,088	(12)	(1)
Industrial	1,068	1,091	(23)	(2)
Governmental	99	102	(3)	(3)
Total retail	3,751	3,823	(72)	(2)
Sales for resale	128	145	(17)	(12)
Other	199	253	(54)	(21)
Total	$4,078	$4,221	$(143)	(3)

Utility Billed Electric Energy
Sales (GWh):
Residential	17,034	17,350	(316)	(2)
Commercial	13,394	13,275	119	1
Industrial	19,657	18,596	1,061	6
Governmental	1,186	1,173	13	1
Total retail	51,271	50,394	877	2
Sales for resale	1,983	2,287	(304)	(13)
Total	53,254	52,681	573	1

Competitive Businesses:
Operating Revenues	$1,167	$1,274	$(107)	(8)
Billed Electric Energy Sales (GWh)	21,171	21,626	(455)	(2)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy’s results of operations, cash flows, or financial condition, except as otherwise discussed in the Form 10-K or in this report.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein, discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein, and discusses a judicial proceeding involving Vermont Yankee in Note 11 to the financial statements herein.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy’s nuclear power plants.

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s non-nuclear property insurance program.

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

Fuel and Purchased Power Cost Recovery

Entergy Gulf States Louisiana

In January 2003 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 1995 through 2004.  The LPSC Staff issued its audit report in December 2010.  The report recommends the disallowance of $23 million of costs which, with interest, would total $43 million.  $2 million of this total relates to a realignment to and recovery through base rates of certain SO2 costs.  Entergy Gulf States Louisiana filed comments disputing the findings in the report.  Entergy Gulf States Louisiana and the LPSC Staff have reached a settlement that, if approved by the LPSC, will resolve this matter.  The settlement requires Entergy Gulf States Louisiana to refund $18 million to customers, including the realignment to base rates of the $2 million of SO2 costs.  The procedural schedule requires Entergy Gulf States Louisiana and the LPSC Staff to file the settlement by August 29, 2011, with hearings to take place either in September 2011, if the settlement is uncontested, or in late October or early November 2011, if the settlement is contested.  The Louisiana Energy Users Group is the sole active intervenor in the case and is currently reviewing the settlement.  Entergy Gulf States Louisiana has recorded provisions for the estimated effect of this proceeding.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana’s purchased gas adjustment clause filings for its gas distribution operations.  The audit includes a review of the reasonableness of charges flowed through by Entergy Gulf States Louisiana for the period from 2003 through 2008.  Discovery is complete and, in June 2011, the LPSC staff filed an audit report generally supporting the appropriateness of charges flowed through the purchased gas adjustment clause filings.  LPSC consideration of the audit report is pending.

Entergy Texas

In December 2010, Entergy Texas filed with the PUCT a request to refund fuel cost recovery over-collections through October 2010.  Pursuant to a stipulation among the parties that was approved by the PUCT in March 2011, Entergy Texas refunded over-collections through November 2010 of approximately $73 million, including interest through the refund period.  The refund was made for most customers over a three-month period that began with the February 2011 billing cycle.

Little Gypsy Repowering Project  (Entergy and Entergy Louisiana)

See the Form 10-K for a discussion of the Little Gypsy repowering project.  As discussed in the Form 10-K, in January 2011 all parties conducted a mediation on the disputed issues, and thereafter, reached agreement on a settlement of all disputed issues, including cost recovery and cost allocation.  The settlement provides for Entergy Louisiana to recover $200 million as of March 31, 2011, and carrying costs on that amount on specified terms thereafter.  The settlement also provides for Entergy Louisiana to recover the approved project costs by securitization.  In April 2011, Entergy Louisiana filed an application with the LPSC to authorize the securitization of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

investment recovery costs associated with the project and to issue a financing order by which Entergy Louisiana may accomplish such securitization.  In June 2011 the LPSC issued an order approving the settlement and also issued a financing order for the securitization.  Due to the need for additional public notice to be published in connection with the securitization of the project costs, a filing was made on July 21, 2011, requesting that the LPSC re-approve and re-issue a financing order with respect to the securitization of the investment recovery costs.  Entergy Louisiana will continue its efforts to complete in the third quarter 2011 the securitization of the investment recovery costs.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to the Form 10-K.

Filings with the LPSC

(Entergy Gulf States Louisiana)

In January 2011, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2010.  The filing showed an earned return on common equity of 8.84% and a revenue deficiency of $0.3 million.  In March 2011, the LPSC staff filed its findings, suggesting an adjustment that will produce an 11.76% earned return on common equity for the test year and a $0.2 million rate reduction.  Entergy Gulf States Louisiana implemented the $0.2 million rate reduction effective with the May 2011 billing cycle.  The LPSC docket is now closed.

In May 2011, Entergy Gulf States Louisiana made a special formula rate plan rate implementation filing with the LPSC that implements effective with the May 2011 billing cycle a $5.1 million rate decrease to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center by Entergy Louisiana.  As a result of the closing of the acquisition and termination of the pre-acquisition power purchase agreement with Acadia, Entergy Gulf States Louisiana’s allocation of capacity related to this unit ended, resulting in a reduction in the additional capacity revenue requirement.

In May 2011, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflects an 11.11% earned return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing also reflects a $22.8 million rate decrease for incremental capacity costs.  The filing is currently subject to LPSC review.

(Entergy Louisiana)

In May 2011, Entergy Louisiana made a special formula rate plan rate implementation filing with the LPSC that implements effective with the May 2011 billing cycle a $43.1 million net rate increase to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center.  The net rate increase represents the decrease in the additional capacity revenue requirement resulting from the termination of the power purchase agreement with Acadia and the increase in the revenue requirement resulting from the ownership of the Acadia facility.  The filing is currently subject to LPSC review.  The May 2011 rate change contributed approximately $9 million to Entergy Louisiana’s revenues in the second quarter 2011.

In May 2011, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflects an 11.07% earned return on common equity, which is just outside of the allowed earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflects a very slight ($9 thousand) rate increase for incremental capacity costs.  The filing is currently subject to LPSC review.

Filings with the MPSC

In March 2011, Entergy Mississippi submitted its formula rate plan 2010 test year filing.  The filing shows an earned return on common equity of 10.65% for the test year, which is within the earnings bandwidth and results in no change in rates.  The filing is currently subject to MPSC review.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the City Council

In May 2011, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2010 test year.  The filings request a $6.5 million electric base revenue decrease and a $1.1 million gas base revenue decrease.  As part of the filing, Entergy New Orleans is also requesting to increase annual funding for its storm reserve by approximately $3.7 million.  The new rates would be effective, if approved, with the first billing cycle in October 2011.  The City Council’s and its Advisors’ review of these filings is pending.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding the System Agreement Cost Equalization Proceedings.  The following are updates to the Form 10-K.

Rough Production Cost Equalization Rates

2011 Rate Filing Based on Calendar Year 2010 Production Costs

In May 2011, Entergy filed with the FERC the 2011 rates in accordance with the FERC’s orders in the System Agreement proceeding.  The filing shows the following payments/receipts among the Utility operating companies for 2011, based on calendar year 2010 production costs, commencing for service in June 2011, are necessary to achieve rough production cost equalization under the FERC’s orders:

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$77
Entergy Gulf States Louisiana	($12)
Entergy Louisiana	$-
Entergy Mississippi	($40)
Entergy New Orleans	($25)
Entergy Texas	$-

Several parties intervened in the proceeding at the FERC, including the LPSC, which filed a protest as well.  On July 26, 2011, the FERC accepted Entergy's proposed rates for filing, effective June 1, 2011, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review.

2010 Rate Filing Based on Calendar Year 2009 Production Costs

In May 2010, Entergy filed with the FERC the 2010 rates in accordance with the FERC’s orders in the System Agreement proceeding, and supplemented the filing in September 2010.  Several parties intervened in the proceeding at the FERC, including the LPSC and the City Council, which have also filed protests.  In July 2010 the FERC accepted Entergy’s proposed rates for filing, effective June 1, 2010, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures have been terminated, and the ALJ scheduled hearings to begin in March 2011.  Subsequently, in January 2011 the ALJ issued an order directing the parties and FERC staff to show cause why this proceeding should not be stayed pending the issuance of FERC decisions in the prior production cost proceedings currently before the FERC on review.  In March 2011 the ALJ issued an order placing this proceeding in abeyance.  The LPSC’s requests for rehearing and interlocutory appeal of the abeyance order have been denied.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Interruptible Load Proceeding

See the Form 10-K for a discussion of the interruptible load proceeding, including the FERC’s motion requesting the D.C. Circuit hold the appeal of the FERC’s decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC’s unopposed motion in June 2009.  In December 2009 the FERC established a paper hearing to determine whether the FERC had the authority and, if so, whether it would be appropriate to order refunds resulting from changes in the treatment of interruptible load in the allocation of capacity costs by the Utility operating companies.  In August 2010 the FERC issued an order stating that it has the authority and refunds are appropriate.  The APSC, MPSC, and Entergy requested rehearing of the FERC’s decision.  In June 2011 the FERC issued an order granting rehearing in part and denying rehearing in part, in which the FERC determined to invoke its discretion to deny refunds.  The FERC held that in this case where “the Entergy system as a whole collected the proper level of revenue, but, as was later established incorrectly allocated peak load responsibility among various operating companies….the Commission will apply here our usual practice in such cases, invoking our equitable discretion to not order refunds, notwithstanding our authority to do so.”  The LPSC has requested rehearing of the FERC’s June 2011 decision.

In September 2010 the FERC had issued an order setting the refund report filed in the proceeding in November 2007 for hearing and settlement judge procedures.  In May 2011, Entergy filed a settlement agreement that resolved all issues relating to the refund report set for hearing.  In June 2011 the settlement judge certified the settlement as uncontested and the settlement agreement is currently pending before the FERC.  In July 2011, Entergy filed an amended/corrected refund report and a motion to defer action on the settlement agreement until after the FERC rules on the LPSC’s rehearing request regarding the June 2011 decision denying refunds.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following tables present Entergy’s basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended June 30,
	2011			2010
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$315.6	177.8	$1.77	$315.3	188.8	$1.67
Average dilutive effect of:
Stock options	-	1.0	(0.01)	-	1.9	(0.02)
Restricted stock	-	0.1	-	-	-	-

Diluted earnings per share	$315.6	178.9	$1.76	$315.3	190.7	$1.65

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	For the Six Months Ended June,
	2011			2010
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$564.2	178.3	$3.16	$529.1	189.0	$2.80
Average dilutive effect of:
Stock options	-	1.0	(0.02)	-	2.0	(0.03)
Restricted stock	-	0.2	-	-	-	-

Diluted earnings per share	$564.2	179.5	$3.14	$529.1	191.0	$2.77

Entergy’s stock options and other equity compensation plans are discussed in Note 5 herein, and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the six months ended June 30, 2011, Entergy Corporation issued 424,598 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.  Also during the six months ended June 30, 2011, Entergy Corporation repurchased 2,337,000 shares of its common stock for a total purchase price of $159.6 million.

Retained Earnings

On July 29, 2011 Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on September 1, 2011 to holders of record as of August 11, 2011.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  Accumulated other comprehensive loss in the balance sheets included the following components:

	Entergy		Entergy Gulf States Louisiana		Entergy Louisiana
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(In Thousands)

Cash flow hedges net unrealized gain	$34,534	$106,258	$-	$-	$-	$-
Pension and other postretirement liabilities	(269,868)	(276,466)	(39,075)	(40,304)	(23,861)	(24,962)
Net unrealized investment gains	157,556	129,685	-	-	-	-
Foreign currency translation	2,622	2,311	-	-	-	-
Total	($75,156)	($38,212)	($39,075)	($40,304)	($23,861)	($24,962)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other comprehensive income and total comprehensive income for the six months ended June 30, 2011 and 2010 are presented in Entergy’s, Entergy Gulf States Louisiana’s, and Entergy Louisiana’s Statements of Changes in Equity and Comprehensive Income.  Other comprehensive income and total comprehensive income, for the three months ended June 30, 2011 and 2010, are (all of the components of other comprehensive income are attributable to common equity):

	Entergy
Three Months Ended June 30,	2011	2010
	(In Thousands)

Consolidated net income	$320,598	$320,283
Other comprehensive income
Cash flow hedges net unrealized loss (a)	(13,516)	(83,467)
Pension and other postretirement liabilities (b)	2,339	3,205
Net unrealized investment gain (loss) (c)	3,186	(36,043)
Foreign currency translation (d)	11	(152)
Total	$312,618	$203,826

(a)	Net of tax benefit of $7,208 and $50,672, respectively.
(b)	Net of tax expense of $1,964 and $1,650, respectively.
(c)	Net of tax expense (benefit) of $3,386 and ($33,891), respectively.
(d)	Net of tax expense (benefit) of $6 and ($82), respectively.

	Entergy Gulf States Louisiana		Entergy Louisiana
Three Months Ended June 30,	2011	2010	2011	2010
	(In Thousands)

Net income	$49,310	$32,154	$75,103	$61,259
Other comprehensive income
Pension and other postretirement liabilities (e)	486	519	367	445
Total	$49,796	$32,673	$75,470	$61,704

(e)	Net of tax expense of $508, $505, $365, and $377, respectively.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that expires in August 2012 and has a borrowing capacity of approximately $3.5 billion.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.125% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2011 was 0.762% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2011.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,465	$1,895	$25	$1,545

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

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of June 30, 2011 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2011

Entergy Arkansas	April 2012	$78 million (b)	3.25%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.60%	-
Entergy Louisiana	August 2012	$200 million (d)	0.61%	$100 million
Entergy Mississippi	May 2012	$35 million (e)	1.94%	-
Entergy Mississippi	May 2012	$25 million (e)	1.94%	-
Entergy Mississippi	May 2012	$10 million (e)	1.94%	-
Entergy Texas	August 2012	$100 million (f)	0.66%	-

(a)	The interest rate is the rate as of June 30, 2011 that would be applied to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of June 30, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of June 30, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of June 30, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2011 under a FERC order dated October 14, 2009. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2011 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	$212
Entergy Mississippi	$175	$27
Entergy New Orleans	$100	-
Entergy Texas	$200	$21
System Energy	$200	-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of June 30, 2011:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2011
	(Dollars in Millions)

Entergy Arkansas VIE	July 2013	$85	2.34%	$37.6
Entergy Gulf States Louisiana VIE	July 2013	$85	2.13%	$56.3
Entergy Louisiana VIE	July 2013	$90	2.28%	$64.2
System Energy VIE	July 2013	$100	2.28%	$0.5

(a)	Includes letter of credit fees and bank fronting fees on commercial paper issuances by the VIEs for Entergy Arkansas, Entergy Louisiana, and System Energy. The VIE for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

The amount outstanding on Entergy Gulf States Louisiana’s credit facility is included in long-term debt on its balance sheet and the commercial paper outstanding for the other VIEs is classified as a current liability on the respective balance sheets.  The commitment fees on the credit facilities are 0.20% of the undrawn commitment amount.  Each credit facility requires the respective lessee (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The variable interest entities had notes payable that are included in long-term debt on the respective balance sheets as of June 30, 2011 as follows:

Company	Description	Amount

Entergy Arkansas VIE	5.60% Series G due September 2011	$35 million
Entergy Arkansas VIE	9% Series H due June 2013	$30 million
Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Gulf States Louisiana VIE	5.56% Series N due May 2013	$75 million
Entergy Gulf States Louisiana VIE	5.41% Series O due July 2012	$60 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
System Energy VIE	6.29% Series F due September 2013	$70 million
System Energy VIE	5.33% Series G due April 2015	$60 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Redemptions

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

In May 2011, Entergy Mississippi issued $125 million of 3.25% Series first mortgage bonds due June 2016.  Entergy Mississippi used a portion of the proceeds to pay prior to maturity its $100 million 5.92% Series first mortgage bonds due February 2016.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2011 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,185,430	$11,797,794
Entergy Arkansas	$1,914,895	$1,769,498
Entergy Gulf States Louisiana	$1,616,551	$1,666,022
Entergy Louisiana	$2,096,561	$1,900,873
Entergy Mississippi	$920,409	$957,438
Entergy New Orleans	$166,714	$171,567
Entergy Texas	$1,628,270	$1,807,543
System Energy	$787,011	$628,293

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
The values exclude lease obligations of $194 million at Entergy Louisiana and $179 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $158 million at Entergy, and include debt due within one year.

(b)	Fair values are based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.

 NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted 388,200 stock options during the first quarter 2011 with a weighted-average fair value of $11.48.  At June 30, 2011, there were 11,140,268 stock options outstanding with a weighted-average exercise price of $73.63.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2011.  Because Entergy’s stock price at June 30, 2011 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of June 30, 2011 was zero. The intrinsic value of “in the money” stock options is $62.1 million as of June 30, 2011.

The following table includes financial information for stock options for the second quarter and six months ended June 30 for each of the years presented:

	2011	2010
	(In Millions)

Compensation expense included in Entergy’s net income for the second quarter	$2.5	$3.7
Tax benefit recognized in Entergy’s net income for the second quarter	$1.0	$1.4

Compensation expense included in Entergy’s net income for the six months ended June 30,	$5.5	$7.6
Tax benefit recognized in Entergy’s net income for the six months ended June 30,	$2.1	$2.9
Compensation cost capitalized as part of fixed assets and inventory as of June 30,	$1.0	$1.4

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

The following table includes financial information for restricted stock for the second quarter and six months ended June 30 for each of the years presented:

	2011	2010
	(In Millions)

Compensation expense included in Entergy’s net income for the second quarter	$1.0	$-
Tax benefit recognized in Entergy’s net income for the second quarter	$0.4	$-

Compensation expense included in Entergy’s net income for the six months ended June 30,	$2.0	$-
Tax benefit recognized in Entergy’s net income for the six months ended June 30	$0.8	$-
Compensation cost capitalized as part of fixed assets and inventory as of June 30,	$0.3	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2011 and 2010, included the following components:

	2011	2010
	(In Thousands)

Service cost - benefits earned during the period	$30,490	$26,239
Interest cost on projected benefit obligation	59,248	57,802
Expected return on assets	(75,319)	(64,902)
Amortization of prior service cost	838	1,164
Amortization of loss	23,244	16,475
Net pension costs	$38,501	$36,778

Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2011 and 2010, included the following components:

	2011	2010
	(In Thousands)

Service cost - benefits earned during the period	$60,980	$52,478
Interest cost on projected benefit obligation	118,496	115,604
Expected return on assets	(150,638)	(129,804)
Amortization of prior service cost	1,676	2,328
Amortization of loss	46,488	32,950
Net pension costs	$77,002	$73,556

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the second quarters of 2011 and 2010, included the following components:

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

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the six months ended June 30, 2011 and 2010, included the following components:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$9,036	$4,924	$5,772	$2,654	$1,122	$2,394	$2,470
Interest cost on projected
benefit obligation	25,982	11,856	16,318	7,818	3,524	7,986	5,878
Expected return on assets	(31,218)	(16,678)	(19,432)	(10,076)	(4,228)	(11,002)	(7,568)
Amortization of prior service
cost	230	40	140	76	18	32	8
Amortization of loss	12,842	4,558	8,994	3,360	2,332	2,788	2,642
Net pension cost	$16,872	$4,700	$11,792	$3,832	$2,768	$2,198	$3,430

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,888	$4,232	$4,886	$2,326	$1,032	$2,134	$2,066
Interest cost on projected
benefit obligation	24,638	12,188	14,270	7,614	3,020	7,934	4,504
Expected return on assets	(25,318)	(15,376)	(16,388)	(8,626)	(3,618)	(10,274)	(5,904)
Amortization of prior service
cost	392	150	238	158	88	118	16
Amortization of loss	8,252	3,812	4,302	2,182	1,272	1,604	264
Net pension cost	$15,852	$5,006	$7,308	$3,654	$1,794	$1,516	$946

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy recognized $4.9 million and $11.5 million in pension cost for its non-qualified pension plans in the second quarters of 2011 and 2010, respectively.In the second quarter 2010, Entergy recognized a $6.9 million settlement charge related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension cost above.  Entergy recognized $9.8 million and $16.1 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2011 and 2010, respectively, including the $6.9 million settlement charge recognized in the second quarter 2010.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the second quarters of 2011 and 2010:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost second quarter 2011	$115	$42	$4	$48	$16	$192
Non-qualified pension cost second quarter 2010	$189	$41	$6	$51	$6	$175
Settlement charge recognized in the second quarter 2010 included in cost above	$86	$ -	$ -	$ -	$ -	$5

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the six months ended June 30, 2011 and 2010:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost six months ended June 30, 2011	$230	$84	$8	$96	$32	$384
Non-qualified pension cost six months ended June 30, 2010	$290	$82	$12	$101	$13	$345
Settlement charge recognized in the six months ended June 30, 2010 included in cost above	$86	$ -	$ -	$ -	$ -	$5

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the second quarters of 2011 and 2010, included the following components:

	2011	2010
	(In Thousands)

Service cost - benefits earned during the period	$14,835	$13,078
Interest cost on accumulated postretirement benefit obligation (APBO)	18,631	19,020
Expected return on assets	(7,369)	(6,553)
Amortization of transition obligation	796	932
Amortization of prior service cost	(3,518)	(3,015)
Amortization of loss	5,298	4,317
Net other postretirement benefit cost	$28,673	$27,779

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2011 and 2010, included the following components:

	2011	2010
	(In Thousands)

Service cost - benefits earned during the period	$29,670	$26,156
Interest cost on APBO	37,262	38,040
Expected return on assets	(14,738)	(13,106)
Amortization of transition obligation	1,592	1,864
Amortization of prior service cost	(7,036)	(6,030)
Amortization of loss	10,596	8,634
Net other postretirement benefit cost	$57,346	$55,558

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the second quarters of 2011 and 2010, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

    The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2011 and 2010, included the following components:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,026	$3,080	$3,270	$1,316	$724	$1,538	$1,322
Interest cost on APBO	6,872	4,150	4,384	2,186	1,612	2,972	1,334
Expected return on assets	(5,764)	-	-	(1,954)	(1,600)	(3,748)	(1,058)
Amortization of transition
obligation	410	120	192	176	596	94	4
Amortization of prior service
cost	(266)	(412)	(124)	(70)	20	(214)	(294)
Amortization of loss	3,220	1,446	1,396	1,080	482	1,400	738
Net other postretirement
benefit cost	$8,498	$8,384	$9,118	$2,734	$1,834	$2,042	$2,046

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,686	$2,740	$2,742	$1,100	$694	$1,394	$1,126
Interest cost on APBO	7,258	4,288	4,538	2,186	1,800	3,164	1,282
Expected return on assets	(4,890)	-	-	(1,776)	(1,450)	(3,436)	(936)
Amortization of transition
obligation	410	120	192	176	830	132	4
Amortization of prior service
cost	(394)	(154)	234	(124)	180	38	(382)
Amortization of loss	3,380	1,326	1,218	952	548	1,504	650
Net other postretirement
benefit cost	$9,450	$8,320	$8,924	$2,514	$2,602	$2,796	$1,744

Employer Contributions

Based on current assumptions, Entergy expects to contribute $400.5 million to its qualified pension plans in 2011.   As of the end of June 2011, Entergy had contributed $275.1 million to its pension plans.  Therefore, Entergy presently anticipates contributing an additional $125.4 million to fund its qualified pension plans in 2011.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2011:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2011 pension contributions	$120,400	$27,318	$60,597	$29,169	$12,160	$18,235	$28,351
Pension contributions made through June 2011	$88,004	$17,912	$42,207	$21,169	$8,419	$11,651	$20,546
Remaining estimated pension contributions to be made in 2011	$32,396	$9,406	$18,390	$8,000	$3,741	$6,584	$7,805

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of June 30, 2011 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

In the fourth quarter 2010, Entergy finished integrating its former Non-Utility Nuclear segment and its non-nuclear wholesale asset business into the new Entergy Wholesale Commodities business in an internal reorganization. The 2010 information in the tables below has been restated to reflect the change in reportable segments.

Entergy’s segment financial information for the second quarters of 2011 and 2010 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
2011
Operating revenues	$2,241,475	$568,076	$1,038	($7,310)	$2,803,279
Income taxes (benefit)	$139,036	$64,324	($52,407)	$-	$150,953
Consolidated net income	$252,741	$65,556	$29,946	($27,645)	$320,598

2010
Operating revenues	$2,246,108	$622,067	$2,068	($7,293)	$2,862,950
Income taxes (benefit)	$141,047	$67,348	($4,488)	$-	$203,907
Consolidated net income	$230,173	$104,557	$3,912	($18,359)	$320,283

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the six months ended June 30, 2011 and 2010 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
2011
Operating revenues	$4,179,093	$1,178,223	$2,138	($14,966)	$5,344,488
Income taxes (benefit)	$229,241	$149,265	($63,303)	$-	$315,203
Consolidated net income	$421,394	$188,789	$19,383	($55,289)	$574,277

2010
Operating revenues	$4,349,937	$1,282,466	$4,025	($14,132)	$5,622,296
Income taxes (benefit)	$231,017	$154,888	($34,313)	$-	$351,592
Consolidated net income	$373,144	$195,099	$7,573	($36,719)	$539,097

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

Type of Risk	Affected Businesses

Power price risk	Utility, Entergy Wholesale Commodities
Fuel price risk	Utility, Entergy Wholesale Commodities
Foreign currency exchange rate risk	Entergy Wholesale Commodities
Equity price and interest rate risk - investments	Utility, Entergy Wholesale Commodities

Entergy manages a portion of these risks using derivative instruments, some of which are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sales transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity futures, forwards, swaps, and options; foreign currency forwards; and interest rate swaps.  Entergy has entered into financially settled option contracts to manage market risk under certain hedging transactions, which may or may not be designated as hedging instruments. Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Derivatives

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$120 million	($19) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$41 million	($30) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$24 million	($23) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$47 million	($30) million	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives not designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$15 million	($11) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$5 million	($5) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$7 million	($7) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$4 million	($4) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$2 million	$-	Utility

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$160 million	($7) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$82 million	($29) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$5 million	($5) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$47 million	($30) million	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business
Derivatives not designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$2 million	$-	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$14 million	($8) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$2 million	($2 million)	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$7 million	($7) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$2 million	$-	Utility

(a)
The balances of derivative assets and liabilities in these tables are presented gross.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented on the Entergy Consolidated Balance Sheets on a net basis in accordance with accounting guidance for Derivatives and Hedging.

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended June 30, 2011 and 2010 are as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Income Statement location	Amount of gain reclassified from accumulated OCI into income (effective portion)

2011
Electricity forwards, swaps and options	$19 million	Competitive businesses operating revenues	$32 million

2010
Electricity forwards, swaps and options	($71) million	Competitive businesses operating revenues	$67 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the six months ended June 30, 2011 and 2010 are as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Income Statement location	Amount of gain reclassified from accumulated OCI into income (effective portion)

2011
Electricity forwards, swaps and options	($54) million	Competitive businesses operating revenues	$61 million

2010
Electricity forwards, swaps and options	$197 million	Competitive businesses operating revenues	$103 million

Electricity over-the-counter swaps that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Based on market prices as of June 30, 2011, cash flow hedges relating to power sales totaled $90 million of net unrealized gains. Approximately $96 million are expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI could vary, however, due to future changes in market prices.  Gains totaling approximately $32 million and $67 million were realized on the maturity of cash flow hedges, before taxes of $11 million and $23 million, for the three months ended June 30, 2011 and 2010, respectively. Gains totaling approximately $61 million and $103 million were realized on the maturity of cash flow hedges, before taxes of $21 million and $36 million, for the six months ended June 30, 2011 and 2010, respectively.  Unrealized gains or losses recorded in OCI result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at June 30, 2011 is approximately 3.5 years.  Planned generation currently sold forward from Entergy Wholesale Commodities power plants is 96% for the remaining two quarters of 2011, of which approximately 46% is sold under financial derivatives and the remainder under normal purchase/sale contracts.  The change in the value of Entergy’s cash flow hedges due to ineffectiveness during the three and six months ended June 30, 2011 and 2010 was insignificant.  Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  As of June 30, 2011, hedge contracts with four counterparties were in a liability position (approximately $9 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required.  If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in OCI prior to de-designation continue to be deferred in OCI until they are included in income as the original hedged transaction occurs.  From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility’s Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of June 30, 2011 is 31,620,000 MMBtu for Entergy, 8,210,000 MMBtu for Entergy Gulf States Louisiana, 13,670,000 MMBtu for Entergy Louisiana, and 9,170,000 MMBtu for Entergy Mississippi, and 570,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2011 and 2010 is as follows:

Instrument	Amount of gain (loss) recognized in OCI	Income Statement location	Amount of gain (loss) recorded in income

2011
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($9) million
Electricity forwards, swaps and options de-designated as hedged items	($4) million	Competitive business operating revenues	$4 million

2010
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	$22 million
Electricity forwards, swaps and options de-designated as hedged items	$3 million	Competitive business operating revenues	$-

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2011 and 2010 is as follows:

Instrument	Amount of gain recognized in OCI	Income Statement location	Amount of gain (loss) recorded in income

2011
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($12) million
Electricity forwards, swaps and options de-designated as hedged items	$6 million	Competitive business operating revenues	$6 million

2010
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($63) million
Electricity forwards, swaps and options de-designated as hedged items	$3 million	Competitive business operating revenues	$-

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered through fuel cost recovery mechanisms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of June 30, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Liabilities:
Natural gas swaps	Other current liabilities	$0.4 million	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$0.6 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.3 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.1 million	Entergy New Orleans

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of December 31, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Assets:
Natural gas swaps	Prepayments and other	$0.3 million	Entergy Mississippi

Liabilities:
Natural gas swaps	Other current liabilities	$1.0 million	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$0.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.5 million	Entergy New Orleans

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their statements of income for the three months ended June 30, 2011 and 2010 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.3) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.9) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.8) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1) million	Entergy New Orleans

2010
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.9 million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$9.2 million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$8.2 million	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their statements of income for the six months ended June 30, 2011 and 2010 are as follows:

Instrument	Statement of Income Location	Amount of loss recorded in income	Registrant

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.2) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.0) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.5) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.9) million	Entergy New Orleans

2010
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($16.3) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($27.0) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($19.6) million	Entergy Mississippi

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

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities.  The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy’s Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants’ bus bar to the contract’s point of delivery, generally a power market hub, for the period thereafter.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  As of June 30, 2011, Entergy had in-the-money derivative contracts with a fair value of $107 million with counterparties or their guarantor who are all currently investment grade.  $9 million of the derivative contracts as of June 30, 2011 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

The following table sets forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$435	$-	$-	$435
Decommissioning trust funds (a):
Equity securities	401	1,803	-	2,204
Debt securities	581	990	-	1,571
Power contracts	-	-	116	116
Securitization recovery trust account	34	-	-	34
Storm reserve escrow account	332	-	-	332
	$1,783	$2,793	$116	$4,692

Liabilities:
Gas hedge contracts	$2	$-	$-	$2
Power contracts	-	-	18	18
	$2	$-	$18	$20

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,218	$-	$-	$1,218
Decommissioning trust funds (a):
Equity securities	387	1,689	-	2,076
Debt securities	497	1,023	-	1,520
Power contracts	-	-	214	214
Securitization recovery trust account	43	-	-	43
Storm reserve escrow account	329	-	-	329
	$2,474	$2,712	$214	$5,400

Liabilities:
Power contracts	$-	$-	$17	$17
Gas hedge contracts	2	-	-	2
	$2	$-	$17	$19

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2011 and 2010:

	2011	2010
	(In Millions)

Balance as of beginning of period	$104	$432

Unrealized gains/(losses) from price changes	9	(68)
Unrealized gains/(losses) on originations	17	-
Realized losses on settlements	(32)	(67)

Balance as of June 30,	$98	$297

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2011 and 2010:

	2011	2010
	(In Millions)

Balance as of January 1,	$197	$200

Unrealized gains/(losses) from price changes	(53)	193
Unrealized gains/(losses) on originations	15	7
Realized losses on settlements	(61)	(103)

Balance as of June 30,	$98	$297

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.9	$-	$-	$4.9
Decommissioning trust funds (a):
Equity securities	1.3	341.5	-	342.8
Debt securities	60.6	147.6	-	208.2
Securitization recovery trust account	2.9	-	-	2.9
	$69.7	$489.1	$-	$558.8

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$101.9	$-	$-	$101.9
Decommissioning trust funds (a):
Equity securities	3.4	316.3	-	319.7
Debt securities	41.4	159.7	-	201.1
Securitization recovery trust account	2.4	-	-	2.4
	$149.1	$476.0	$-	$625.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$37.7	$-	$-	$37.7
Decommissioning trust funds (a):
Equity securities	4.5	248.2	-	252.7
Debt securities	37.5	127.9	-	165.4
Storm reserve escrow account	90.2	-	-	90.2
	$169.9	$376.1	$-	$546.0

Liabilities:
Gas hedge contracts	$0.4	$-	$-	$0.4

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$154.9	$-	$-	$154.9
Decommissioning trust funds (a):
Equity securities	3.8	231.1	-	234.9
Debt securities	32.2	126.5	-	158.7
Storm reserve escrow account	90.1	-	-	90.1
	$281.0	$357.6	$-	$638.6

Liabilities:
Gas hedge contracts	$1.0	$-	$-	$1.0

Entergy Louisiana

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.4	$152.2	$-	$155.6
Debt securities	44.3	54.8	-	99.1
Storm reserve escrow account	201.1	-	-	201.1
	$248.8	$207.0	$-	$455.8

Liabilities:
Gas hedge contracts	$0.6	$-	$-	$0.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$122.5	$-	$-	$122.5
Decommissioning trust funds (a):
Equity securities	1.3	142.6	-	143.9
Debt securities	45.7	50.9	-	96.6
Storm reserve escrow account	201.0	-	-	201.0
	$370.5	$193.5	$-	$564.0

Liabilities:
Gas hedge contracts	$0.4	$-	$-	$0.4

Entergy Mississippi

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$31.9	$-	$-	$31.9

Liabilities:
Gas hedge contracts	$0.3	$-	$-	$0.3

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Gas hedge contracts	$0.3	$-	$-	$0.3
Storm reserve escrow account	31.9	-	-	31.9
	$32.2	$-	$-	$32.2

Entergy New Orleans

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$15.5	$-	$-	$15.5
Storm reserve escrow account	9.0	-	-	9.0
	$24.5	$-	$-	$24.5

Liabilities:
Gas hedge contracts	$0.1	$-	$-	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$53.6	$-	$-	$53.6
Storm reserve escrow account	6.0	-	-	6.0
	$59.6	$-	$-	$59.6

Liabilities:
Gas hedge contracts	$0.5	$-	$-	$0.5

Entergy Texas

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$31.0	$-	$-	$31.0

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$33.6	$-	$-	$33.6
Securitization recovery trust account	40.6	-	-	40.6
	$74.2	$-	$-	$74.2

System Energy

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$67.7	$-	$-	$67.7
Decommissioning trust funds (a):
Equity securities	0.8	241.0	-	241.8
Debt securities	103.4	72.3	-	175.7
	$171.9	$313.3	$-	$485.2

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$262.9	$-	$-	$262.9
Decommissioning trust funds (a):
Equity securities	3.1	220.9	-	224.0
Debt securities	95.7	68.2	-	163.9
	$361.7	$289.1	$-	$650.8

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indexes.  Fixed income securities are held in various governmental and corporate securities with an average coupon rate of 4.23%.  See Note 9 for additional information on the investment portfolios.

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of common shareholders’ equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of June 30, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$2,204	$525	$5
Debt Securities	1,571	75	5
Total	$3,775	$600	$10

2010
Equity Securities	$2,076	$436	$9
Debt Securities	1,520	67	12
Total	$3,596	$503	$21

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $159 million and $130 million as of June 30, 2011 and December 31, 2010, respectively.  The amortized cost of debt securities was $1,508 million as of June 30, 2011 and $1,475 million as of December 31, 2010.  As of June 30, 2011, the debt securities have an average coupon rate of approximately 4.23%, an average duration of approximately 5.16 years, and an average maturity of approximately 8.62 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2011:
	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$49	$1	$314	$5
More than 12 months	52	4	5	-
Total	$101	$5	$319	$5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$15	$1	$474	$11
More than 12 months	105	8	4	1
Total	$120	$9	$478	$12

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)
Less than 1 year	$51	$37
1 year - 5 years	564	557
5 years - 10 years	548	512
10 years - 15 years	161	163
15 years - 20 years	46	47
20 years+	201	204
Total	$1,571	$1,520

During the three months ended June 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $144 million and $716 million, respectively.  During the three months ended June 30, 2011 and 2010, gross gains of $4 million and $9 million, respectively, and gross losses of $1 million and $2 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the six months ended June 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $636 million and $1,487 million, respectively.  During the six months ended June 30, 2011 and 2010, gross gains of $8 million and $24 million, respectively, and gross losses of $6 million and $4 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$342.8	$90.7	$0.1
Debt Securities	208.2	11.1	0.5
Total	$551.0	$101.8	$0.6

2010
Equity Securities	$319.7	$74.2	$0.3
Debt Securities	201.1	11.0	1.0
Total	$520.8	$85.2	$1.3

The amortized cost of debt securities was $198.4 million as of June 30, 2011 and $191.2 million as of December 31, 2010.  As of June 30, 2011, the debt securities have an average coupon rate of approximately 4.02%, an average duration of approximately 4.78 years, and an average maturity of approximately 5.61 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2011:
	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$3.1	$0.1	$43.9	$0.5
More than 12 months	0.1	-	-	-
Total	$3.2	$0.1	$43.9	$0.5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$44.3	$1.0
More than 12 months	6.6	0.3	-	-
Total	$6.6	$0.3	$44.3	$1.0

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$3.6	$5.3
1 year - 5 years	98.9	100.1
5 years - 10 years	97.0	85.2
10 years - 15 years	3.6	4.5
15 years - 20 years	-	-
20 years+	5.1	6.0
Total	$208.2	$201.1

During the three months ended June 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $15.1 million and $33.3 million, respectively.  During the three months ended June 30, 2011 and 2010, gross gains of $0.7 million and $0.6 million, respectively, and gross losses of $0.03 million and $0.3 million, respectively, were reclassified out of other comprehensive income into earnings.

During the six months ended June 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $46.2 million and $132.3 million, respectively.  During the six months ended June 30, 2011 and 2010, gross gains of $1.3 million and $2.6 million, respectively, and gross losses of $0.03 million and $0.6 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2011 and December 31, 2010 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$252.7	$53.2	$0.6
Debt Securities	165.4	11.1	0.4
Total	$418.1	$64.3	$1.0

2010
Equity Securities	$234.9	$41.7	$1.4
Debt Securities	158.7	8.8	0.8
Total	$393.6	$50.5	$2.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $153.8 million as of June 30, 2011 and $150.0 million as of December 31, 2010.  As of June 30, 2011, the debt securities have an average coupon rate of approximately 4.50%, an average duration of approximately 5.97 years, and an average maturity of approximately 8.91 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$3.7	$-	$16.0	$0.2
More than 12 months	8.7	0.6	1.0	0.2
Total	$12.4	$0.6	$17.0	$0.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$22.6	$0.6
More than 12 months	18.6	1.4	0.9	0.2
Total	$18.6	$1.4	$23.5	$0.8

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$4.9	$4.7
1 year - 5 years	34.2	35.0
5 years - 10 years	57.7	54.2
10 years - 15 years	52.1	48.1
15 years - 20 years	4.9	3.7
20 years+	11.6	13.0
Total	$165.4	$158.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended June 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $8.8 million and $36.5 million, respectively.  During the three months ended June 30, 2011 and 2010, gross gains of $0.4 million and $0.6 million, respectively, and gross losses of $0.03 million and $0.1 million, respectively, were reclassified out of other comprehensive income into earnings.

During the six months ended June 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $20.7 million and $78.8 million, respectively.  During the six months ended June 30, 2011 and 2010, gross gains of $0.4 million and $1.5 million, respectively, and gross losses of $0.07 million and $0.2 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$155.6	$37.7	$0.8
Debt Securities	99.1	6.0	0.1
Total	$254.7	$43.7	$0.9

2010
Equity Securities	$143.9	$31.0	$1.7
Debt Securities	96.6	5.3	0.1
Total	$240.5	$36.3	$1.8

The amortized cost of debt securities was $92.8 million as of June 30, 2011 and $91.0 million as of December 31, 2010.  As of June 30, 2011, the debt securities have an average coupon rate of approximately 3.97%, an average duration of approximately 4.64 years, and an average maturity of approximately 9.08 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2011:
	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$2.4	$-	$4.1	$0.1
More than 12 months	10.8	0.8	0.1	-
Total	$13.2	$0.8	$4.2	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$4.8	$0.1
More than 12 months	18.9	1.7	0.2	-
Total	$18.9	$1.7	$5.0	$0.1

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$2.1	$5.3
1 year - 5 years	35.4	28.1
5 years - 10 years	25.3	31.5
10 years - 15 years	17.8	14.1
15 years - 20 years	1.8	2.9
20 years+	16.7	14.7
Total	$99.1	$96.6

During the three months ended June 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $1.7 million and $6.2 million, respectively.  During the three months ended June 30, 2011 and 2010, gross gains of $0.03 million and $0.02 million, respectively, and gross losses of $0.02 million and $0.1 million, respectively, were reclassified out of other comprehensive income into earnings.

During the six months ended June 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $7.8 million and $26.7 million, respectively.  During the six months ended June 30, 2011 and 2010, gross gains of $0.09 million and $0.6 million, respectively, and gross losses of $0.03 million and $0.1 million, respectively, were reclassified out of other comprehensive income into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$241.8	$46.2	$2.5
Debt Securities	175.7	5.0	0.5
Total	$417.5	$51.2	$3.0

2010
Equity Securities	$224.0	$37.3	$5.2
Debt Securities	163.9	4.4	1.5
Total	$387.9	$41.7	$6.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $169.1 million as of June 30, 2011 and $159.3 million as of December 31, 2010.  As of June 30, 2011, the debt securities have an average coupon rate of approximately 3.68%, an average duration of approximately 4.73 years, and an average maturity of approximately 7.38 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index. A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$18.6	$0.3	$33.3	$0.5
More than 12 months	31.5	2.2	-	-
Total	$50.1	$2.5	$33.3	$0.5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$63.0	$1.5
More than 12 months	61.1	5.2	-	-
Total	$61.1	$5.2	$63.0	$1.5

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2011 and 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$8.8	$1.8
1 year - 5 years	85.7	79.8
5 years - 10 years	53.5	52.3
10 years - 15 years	0.5	2.5
15 years - 20 years	5.0	3.8
20 years+	22.2	23.7
Total	$175.7	$163.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended June 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $17.9 million and $56.8 million, respectively.  During the three months ended June 30, 2011 and 2010, gross gains of $0.1 million and $0.4 million, respectively, and gross losses of $0.02 million and $0.1 million, respectively, were reclassified out of other comprehensive income into earnings.

During the six months ended June 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $106.5 million and $138.2 million, respectively.  During the six months ended June 30, 2011 and 2010, gross gains of $0.5 million and $1.4 million, respectively, and gross losses of $1 million and $0.2 million, respectively, were reclassified out of other comprehensive income into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and six months ended June 30, 2011 and 2010.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy Wholesale Commodities did not record material charges to other income in the three and six months ended June 30, 2011 and 2010, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 3 to the financial statements in the Form 10-K for a discussion of tax proceedings.  Following are updates to that discussion.

Income Tax Litigation

As discussed in more detail in the Form 10-K, in October 2010 the United States Tax Court entered a decision in favor of Entergy for tax years 1997 and 1998.  There were two issues before the Court, depreciation of street lighting assets and the ability to credit the UK Windfall Tax as a foreign tax credit.  The IRS has not appealed street lighting depreciation, but has appealed the foreign tax credit matter to the United States Court of Appeals for the Fifth Circuit.

Other Tax Matters

During the second quarter 2011, Entergy effectively settled an uncertain tax position with the IRS resulting in the reversal of a provision for uncertain tax positions of approximately $41 million.

During the second quarter 2011, Entergy filed an Application for Change in Accounting Method related to the allocation of overhead costs between production and non-production activity.  The requested method is one that has been accepted for other public utilities by the IRS staff.  The accounting method affects the amount of overhead that will be capitalized and deducted for tax purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Acquisition

In April 2011, Entergy Louisiana purchased Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, Louisiana, from an independent power producer.  The Acadia Energy Center, which entered commercial service in 2002, consists of two combined-cycle gas-fired generating units, each nominally rated at 580 MW.  Entergy Louisiana purchased 100 percent of Acadia Unit 2 and a 50 percent ownership interest in the facility’s common assets for approximately $300 million.  In a separate transaction, Cleco Power acquired Acadia Unit 1 and the other 50 percent interest in the facility’s common assets.  Cleco Power will serve as operator for the entire facility. The FERC and the LPSC approved the transaction.

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2011 are $109.5 million for Entergy, $18.1 million for Entergy Arkansas, $8.7 million for Entergy Gulf States Louisiana, $21.3 million for Entergy Louisiana, $3.1 million for Entergy Mississippi, $0.3 million for Entergy New Orleans, $4.0 million for Entergy Texas, and $19.1 million for System Energy.

Vermont Yankee

See Impairment of Long-Lived Assets in Note 1 to the financial statements in the Form 10-K, including a discussion of the Vermont Yankee nuclear power plant.  Following are updates to that discussion.

In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.  In July 2011 the Vermont Department of Public Service and the New England Coalition petitioned the United States Court of Appeals for the District of Columbia seeking a summary reversal of the NRC’s issuance of the renewed operating license alleging that the license had been issued without a valid and effective water quality certification under Section 401 of the Clean Water Act.  Entergy has intervened in the proceeding.  The current schedule calls for briefing of all summary motions to be complete in September 2011.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In addition to seeking a declaratory judgment, the complaint also requests a preliminary and permanent injunction enjoining the enforcement of Vermont statutes, regulations, or other laws purporting to regulate the operation and licensing and/or the radiological safety of Vermont Yankee; enjoining Vermont and its officials from undertaking any steps, based on denial of a certificate of public good, to shutdown Vermont Yankee, to prevent Vermont Yankee from delivering power to the interstate grid, or to prohibit the storage at Vermont Yankee of spent nuclear fuel; and enjoining Vermont and its officials from conditioning Vermont Yankee’s continued operation upon Entergy Nuclear Vermont Yankee’s agreement to provide below-market wholesale electricity rates to Vermont retail utilities.  On April 22, 2011, Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations filed in the proceeding a motion for a preliminary injunction.  A hearing on the motion for a preliminary injunction was held on June 23 and 24, 2011.  On July 18, 2011, the court denied Entergy’s motion for preliminary injunction solely on the ground that Entergy had not shown that any irreparable harm it might suffer before the trial on the complaint for a declaratory judgment would be ameliorated or redressed by a preliminary injunction.  The court’s preliminary injunction ruling did not decide whether Entergy had shown a likelihood of success on the merits of its preemption claims.  A trial on the complaint for a declaratory judgment is currently scheduled for September 2011.

As discussed further in the Form 10-K, after evaluating various factors, including the progress of the litigation in the U.S. District Court,  if Entergy concludes that Vermont Yankee is unlikely to operate significantly beyond its original license expiration date in 2012, it could result in an impairment of part or all of the carrying value of the plant.  In preparing its second quarter 2011 financial statements Entergy evaluated these factors and concluded that the carrying value of Vermont Yankee is not impaired as of June 30, 2011.  As of June 30, 2011, the net carrying value of the plant, including nuclear fuel, is $415 million.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of variable interest entities.

Entergy Louisiana and System Energy are each considered to each hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the consolidated financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $37.6 million and $25.3 million in the six months ended June 30, 2011 and 2010, respectively.  System Energy made payments on its lease, including interest, of $47.4 million and $45.7 million in the six months ended June 30, 2011 and 2010, respectively.

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2011, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants’ management, including their respective PEOs and PFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2011 Compared to Second Quarter 2010

Net income decreased $5.1 million primarily due to higher other operation and maintenance expenses and lower net revenue, partially offset by lower depreciation and amortization expenses and lower interest expense.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net income increased $5.3 million primarily due to lower depreciation and amortization expenses, higher net revenue, lower taxes other than income taxes, lower interest expense, and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses and lower other income.

Net Revenue

Second Quarter 2011 Compared to Second Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2011 to the second quarter 2010.

Amount
(In Millions)

2010 net revenue	$322.7
Retail electric price	13.5
Volume/weather	(6.2)
Net wholesale revenue	(4.9)
Capacity acquisition recovery	(4.3)
Other	(1.6)
2011 net revenue	$319.2

The retail electric price variance is primarily due to a base rate increase effective July 2010.  See Note 2 to the financial statements in the Form 10-K for discussion of the rate case settlement.

The volume/weather variance is primarily due to less favorable weather and usage during the unbilled sales period compared to the same period in 2010.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts and higher wholesale energy costs.

The capacity acquisition recovery variance is primarily due to the cessation of the capacity acquisition rider to recover expenses incurred because those costs are recovered in base rates effective July 2010.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $83.7 million in rider revenues primarily due to lower System Agreement production cost equalization payments.  The decrease was partially offset by an increase of $51.3 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2011, and the base rate increase effective July 2010, as discussed above.

Fuel and purchased power expenses decreased primarily due to a reduction in the rough production cost equalization recovery rate because Entergy Arkansas’s obligation has decreased.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2011 to the six months ended June 30, 2010.

Amount
(In Millions)

2010 net revenue	$583.1
Retail electric price	27.6
Net wholesale revenue	(8.5)
Capacity acquisition recovery	(8.4)
Volume/weather	(4.8)
Other	2.2
2011 net revenue	$591.2

The retail electric price variance is primarily due to a base rate increase effective July 2010.  See Note 2 to the financial statements in the Form 10-K for discussion of the rate case settlement.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts and higher wholesale energy costs.

The capacity acquisition recovery variance is primarily due to the cessation of the capacity acquisition rider to recover expenses incurred because those costs are recovered in base rates effective July 2010.

The volume/weather variance is primarily due to a decrease of 149 GWh, or 1%, in billed electricity usage, primarily in the residential sector due to less favorable weather, partially offset by more favorable volume in the unbilled sales period as compared to the same period in 2010.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $178.4 million in rider revenues primarily due to lower System Agreement production cost equalization payments.  The decrease was partially offset by an increase of $59.3 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2011, and the base rate increase effective July 2010, as discussed above.

Fuel and purchased power expenses decreased primarily due to a reduction in the rough production cost equalization recovery rate because Entergy Arkansas’s obligation has decreased.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Second Quarter 2011 Compared to Second Quarter 2010

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.2 million in fossil costs primarily due to higher fossil plant outage costs;
•	an increase of $4.6 million in nuclear expenses primarily due to higher labor and contract costs; and
•	an increase of $3.2 million due to the deferral and subsequent amortization of 2009 rate case expenses, which began in July 2010.

Depreciation and amortization expenses decreased primarily due to a decrease in depreciation rates as a result of the rate case settlement agreement approved by the APSC in June 2010.

Interest expense decreased primarily due to the refinancing of debt at lower interest rates.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Other operation and maintenance expenses increased primarily due to:

•	an increase of $6.8 million in nuclear expenses primarily due to higher labor and contract costs;
•	an increase of $4.5 million in fossil costs due to higher fossil plant outage costs; and
•	an increase of $3.2 million due to the deferral and subsequent amortization of 2009 rate case expenses, which began in July 2010.

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

Interest expense decreased primarily due to the refinancing of debt at lower interest rates.

Income Taxes

The effective income tax rates for the second quarter 2011 and the six months ended June 30, 2011 were 40.7% and 41.3% respectively.  The differences in the effective income tax rates for the second quarter 2011 and the six months ended June 30, 2011 versus the federal statutory rate of 35.0% are primarily due to state income taxes and book and tax differences related to utility plant items.

The effective income tax rates for the second quarter 2010 and the six months ended June 30, 2010 were 40.8% and 42.7%, respectively.  The differences in the effective income tax rates for the second quarter 2010 and the six months ended June 30, 2010 versus the federal statutory rate of 35.0% were primarily due to certain book and tax differences related to utility plant items.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

April 2011 Storms

In April 2011, several thunderstorms with either tornados or straight-line winds caused damage to Entergy Arkansas’s transmission and distribution lines, equipment, poles, and other facilities.  The estimated cost of repairing that damage is approximately $70 million, of which approximately $20 million is estimated to be operating and maintenance costs that will be charged against the storm cost provision, and the remainder is estimated to be capital investment.

Cash Flow

Cash flows for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$106,102	$86,233

Cash flow provided by (used in):
Operating activities	164,799	351,346
Investing activities	(251,633)	(155,857)
Financing activities	(8,837)	(183,430)
Net increase (decrease) in cash and cash equivalents	(95,671)	12,059

Cash and cash equivalents at end of period	$10,431	$98,292

Operating Activities

           Cash flow from operations decreased $186.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to a change of $128 million in deferred fuel costs primarily due to a reduction in the rough production cost equalization recovery rate because Entergy Arkansas’s obligation has decreased, along with an increase of $55.8 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $95.8 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to an increase of $98.7 million in nuclear fuel purchases primarily due to the purchase of nuclear fuel from System Fuels because the Utility companies will now purchase nuclear fuel as System Fuels procures it, rather than primarily at the time of refueling.  The increase is also due to an increase of $40 million in storm restoration spending resulting from the April 2011 storms, as discussed above.  The increase was partially offset by money pool activity, and the repayment by System Fuels of Entergy Arkansas’s $11 million investment in System Fuels.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased $29.5 million in the six months ended June 30, 2011 compared to increasing $2.9 million in the six months ended June 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow used in financing activities decreased $174.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the retirement in June 2010, at maturity, of $100 million of 4.50% Series first mortgage bonds, the issuance in June 2011 of $55 million of Series J notes by the nuclear fuel company variable interest entity, and a $24 million decrease in dividends paid on common stock compared to the same period in 2010.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2011	December 31, 2010

Debt to capital	55.5%	55.9%
Effect of excluding the securitization bonds	(1.6)%	(1.6)%
Debt to capital, excluding securitization bonds (1)	53.9%	54.3%
Effect of subtracting cash	(0.1)%	(1.5)%
Net debt to net capital, excluding securitization bonds (1)	53.8%	52.8%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders’ equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.

Entergy Arkansas’s receivables from the money pool were as follows:

June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
(In Thousands)

$11,992	$41,463	$31,782	$28,859

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

No borrowings were outstanding under Entergy Arkansas’s credit facility as of June 30, 2011.  In April 2011, at the expiration of this facility, Entergy Arkansas entered into a new $78 million credit facility that expires in April 2012.

Hot Spring Energy Facility Purchase Agreement

In April 2011, Entergy Arkansas announced that it has signed an asset purchase agreement to acquire the Hot Spring Energy Facility, a 620 MW natural gas-fired combined-cycle turbine plant located in Hot Spring County, Arkansas, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $253 million.  Entergy Arkansas also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $277 million.  A transmission study estimates that the acquisition could require investment for supplemental upgrades in the Entergy transmission system, but there are still

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

uncertainties associated with the results of this study that must be resolved.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Closing is expected to occur in mid-2012.  In July 2011, Entergy Arkansas filed its application with the APSC requesting approval of the acquisition and full cost recovery.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$516,833	$540,535	$960,331	$1,072,429

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	86,882	116,739	169,113	282,469
Purchased power	115,489	108,830	208,343	216,980
Nuclear refueling outage expenses	10,258	10,748	20,219	21,859
Other operation and maintenance	127,246	113,518	244,230	225,658
Decommissioning	9,442	8,877	18,739	17,619
Taxes other than income taxes	18,952	20,033	38,531	42,557
Depreciation and amortization	54,252	60,705	109,510	124,703
Other regulatory credits - net	(4,760)	(7,708)	(8,331)	(10,126)
TOTAL	417,761	431,742	800,354	921,719

OPERATING INCOME	99,072	108,793	159,977	150,710

OTHER INCOME
Allowance for equity funds used during construction	1,815	1,304	2,880	2,758
Interest and investment income	5,381	6,034	9,161	13,722
Miscellaneous - net	(1,140)	(323)	(1,889)	(85)
TOTAL	6,056	7,015	10,152	16,395

INTEREST EXPENSE
Interest expense	20,960	23,023	42,023	45,359
Allowance for borrowed funds used during construction	(622)	(762)	(1,101)	(1,611)
TOTAL	20,338	22,261	40,922	43,748

INCOME BEFORE INCOME TAXES	84,790	93,547	129,207	123,357

Income taxes	34,492	38,146	53,301	52,703

NET INCOME	50,298	55,401	75,906	70,654

Preferred dividend requirements and other	1,718	1,718	3,437	3,437

EARNINGS APPLICABLE TO
COMMON STOCK	$48,580	$53,683	$72,469	$67,217

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$75,906	$70,654
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	167,451	179,316
Deferred income taxes, investment tax credits, and non-current taxes accrued	53,803	(156,174)
Changes in working capital:
Receivables	(42,944)	(21,628)
Fuel inventory	719	(4,815)
Accounts payable	35,435	(51,095)
Prepaid taxes and taxes accrued	(7,142)	172,506
Interest accrued	2,204	(836)
Deferred fuel costs	9,409	137,385
Other working capital accounts	(22,042)	70,417
Changes in provisions for estimated losses	(2,486)	(8,125)
Changes in other regulatory assets	13,074	(38,326)
Changes in pension and other postretirement liabilities	(91,437)	(28,336)
Other	(27,151)	30,403
Net cash flow provided by operating activities	164,799	351,346

INVESTING ACTIVITIES
Construction expenditures	(173,311)	(144,478)
Allowance for equity funds used during construction	3,518	2,758
Nuclear fuel purchases	(110,848)	(12,129)
Proceeds from sale of equipment	-	2,489
Changes in other investments	-	2,415
Proceeds from nuclear decommissioning trust fund sales	46,176	132,340
Investment in nuclear decommissioning trust funds	(57,102)	(136,329)
Change in money pool receivable - net	29,471	(2,923)
Investment in affiliates	10,994	-
Remittances to transition charge account	(6,867)	-
Payments from transition charge account	6,336	-
Net cash flow used in investing activities	(251,633)	(155,857)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	54,905	-
Retirement of long-term debt	(4,145)	(100,000)
Changes in short-term borrowings - net	(27,160)	(25,777)
Dividends paid:
Common stock	(29,000)	(53,400)
Preferred stock	(3,437)	(3,437)
Other	-	(816)
Net cash flow used in financing activities	(8,837)	(183,430)

Net increase (decrease) in cash and cash equivalents	(95,671)	12,059

Cash and cash equivalents at beginning of period	106,102	86,233

Cash and cash equivalents at end of period	$10,431	$98,292

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$37,358	$43,570
Income taxes	$-	$10,000

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$5,537	$4,250
Temporary cash investments	4,894	101,852
Total cash and cash equivalents	10,431	106,102
Securitization recovery trust account	2,943	2,412
Accounts receivable:
Customer	96,199	79,905
Allowance for doubtful accounts	(23,955)	(24,402)
Associated companies	52,555	82,583
Other	64,754	61,135
Accrued unbilled revenues	97,368	74,227
Total accounts receivable	286,921	273,448
Deferred fuel costs	52,093	61,502
Fuel inventory - at average cost	36,980	37,699
Materials and supplies - at average cost	139,289	140,095
Deferred nuclear refueling outage costs	38,893	23,099
System agreement cost equalization	66,351	52,160
Prepaid taxes	93,835	86,693
Prepayments and other	10,052	7,877
TOTAL	737,788	791,087

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	551,003	520,841
Non-utility property - at cost (less accumulated depreciation)	1,681	1,684
Other	3,182	14,176
TOTAL	555,866	536,701

UTILITY PLANT
Electric	7,871,282	7,787,348
Property under capital lease	1,269	1,303
Construction work in progress	182,127	114,324
Nuclear fuel	260,315	188,611
TOTAL UTILITY PLANT	8,314,993	8,091,586
Less - accumulated depreciation and amortization	3,775,019	3,683,001
UTILITY PLANT - NET	4,539,974	4,408,585

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	93,203	98,836
Other regulatory assets (includes securitization property of
$113,023 as of June 30, 2011 and $118,505 as of
December 31, 2010)	885,492	892,449
Other	29,553	23,710
TOTAL	1,008,248	1,014,995

TOTAL ASSETS	$6,841,876	$6,751,368

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$35,000	$35,000
Short-term borrowings	35,617	62,777
Accounts payable:
Associated companies	106,654	92,627
Other	138,034	114,454
Customer deposits	78,209	72,535
Accumulated deferred income taxes	91,148	82,820
Interest accrued	29,224	27,020
Other	24,753	21,115
TOTAL	538,639	508,348

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,704,262	1,661,365
Accumulated deferred investment tax credits	43,933	44,928
Other regulatory liabilities	150,017	140,801
Decommissioning	620,903	602,164
Accumulated provisions	5,484	7,970
Pension and other postretirement liabilities	324,488	415,925
Long-term debt (includes securitization bonds of $119,922 as
of June 30, 2011 and $124,066 as of December 31, 2010)	1,879,895	1,828,910
Other	10,530	20,701
TOTAL	4,739,512	4,722,764

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2011
and 2010	470	470
Paid-in capital	588,444	588,444
Retained earnings	858,461	814,992
TOTAL	1,447,375	1,403,906

TOTAL LIABILITIES AND EQUITY	$6,841,876	$6,751,368

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2009	$470	$588,444	$822,647	$1,411,561

Net income	-	-	70,654	70,654
Common stock dividends	-	-	(53,400)	(53,400)
Preferred stock dividends	-	-	(3,437)	(3,437)

Balance at June 30, 2010	$470	$588,444	$836,464	$1,425,378

Balance at December 31, 2010	$470	$588,444	$814,992	$1,403,906

Net income	-	-	75,906	75,906
Common stock dividends	-	-	(29,000)	(29,000)
Preferred stock dividends	-	-	(3,437)	(3,437)

Balance at June 30, 2011	$470	$588,444	$858,461	$1,447,375

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$157	$164	$(7)	(4)
Commercial	107	111	(4)	(4)
Industrial	101	109	(8)	(7)
Governmental	6	4	2	50
Total retail	371	388	(17)	(4)
Sales for resale
Associated companies	73	76	(3)	(4)
Non-associated companies	23	16	7	44
Other	50	61	(11)	(18)
Total	$517	$541	$(24)	(4)

Billed Electric Energy
Sales (GWh):
Residential	1,654	1,624	30	2
Commercial	1,425	1,429	(4)	-
Industrial	1,704	1,739	(35)	(2)
Governmental	65	62	3	5
Total retail	4,848	4,854	(6)	-
Sales for resale
Associated companies	1,723	2,070	(347)	(17)
Non-associated companies	301	139	162	117
Total	6,872	7,063	(191)	(3)

	Six Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$332	$383	$(51)	(13)
Commercial	199	220	(21)	(10)
Industrial	184	210	(26)	(12)
Governmental	9	9	-	-
Total retail	724	822	(98)	(12)
Sales for resale
Associated companies	137	155	(18)	(12)
Non-associated companies	47	40	7	18
Other	52	55	(3)	(5)
Total	$960	$1,072	$(112)	(10)

Billed Electric Energy
Sales (GWh):
Residential	3,905	4,025	(120)	(3)
Commercial	2,785	2,809	(24)	(1)
Industrial	3,317	3,325	(8)	-
Governmental	129	126	3	2
Total retail	10,136	10,285	(149)	(1)
Sales for resale
Associated companies	3,381	4,057	(676)	(17)
Non-associated companies	625	387	238	61
Total	14,142	14,729	(587)	(4)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2011 Compared to Second Quarter 2010

Net income increased by $17.2 million primarily due to higher net revenue, lower interest expense, and a lower effective income tax rate, partially offset by higher depreciation and amortization expenses.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net income increased by $24.7 million primarily due to higher net revenue, lower interest expense, and a lower effective income tax rate, partially offset by higher depreciation and amortization expenses.

Net Revenue

Second Quarter 2011 Compared to Second Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2011 to the second quarter 2010.

Amount
(In Millions)

2010 net revenue	$229.3
Volume/weather	7.6
Other	2.7
2011 net revenue	$239.6

The volume/weather variance is primarily due to an increase in sales volume in the unbilled period as well as an increase of 94 GWh, or 2%, in billed electricity usage, including the effect of more favorable weather on the residential and commercial sectors.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2011 to the six months ended June 30, 2010.

Amount
(In Millions)

2010 net revenue	$447.3
Volume/weather	7.6
Fuel recovery	7.0
Net wholesale revenue	4.0
Other	(1.2)
2011 net revenue	$464.7

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase in sales volume in the unbilled period as well as an increase of 192 GWh, or 2%, in billed electricity usage, primarily in the industrial sector as a result of increased consumption in the chemicals industry, and the effect of more favorable weather on the commercial sector.

The fuel recovery variance resulted primarily from an adjustment to deferred fuel costs in the first quarter 2010.

The net wholesale revenue variance is primarily due to higher revenue as a result of sales to Entergy Texas.

Other Income Statement Variances

Second Quarter 2011 Compared to Second Quarter 2010

Depreciation and amortization expenses increased primarily due to a revision in the second quarter 2010 related to depreciation on storm cost-related assets and an increase in plant in service.  Recovery of the storm cost-related assets will now be through the Act 55 financing of storm costs as approved by the LPSC in June 2010.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest expense decreased primarily due to:

•	interest expense accrued in 2010 related to the expected result of the LPSC staff audit of the fuel adjustment clause for the period 1995 through 2004; and
•
redemptions of first mortgage bonds of $68 million in June 2010 and $304 million in November 2010, partially offset by the issuance of first mortgage bonds of $250 million in October 2010.  See Note 4 to the financial statements in the Form 10-K for details of long-term debt.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Depreciation and amortization expenses increased primarily due to a revision in the second quarter 2010 related to depreciation on storm cost-related assets and an increase in plant in service.  Recovery of the storm cost-related assets will now be through the Act 55 financing of storm costs as approved by the LPSC in June 2010.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest expense decreased primarily due to:

•	interest expense accrued in 2010 related to the expected result of the LPSC staff audit of the fuel adjustment clause for the period 1995 through 2004; and
•
redemptions of first mortgage bonds of $68 million in June 2010 and $304 million in November 2010, partially offset by the issuance of first mortgage bonds of $250 million in October 2010.  See Note 4 to the financial statements in the Form 10-K for details of long-term debt.

Income Taxes

The effective income tax rate was 38.7% for the second quarter 2011 and 37.5% for the six months ended June 30, 2011.  The differences in the effective income tax rates for the second quarter 2011 and for the six months ended June 30, 2011 versus the federal statutory rate of 35% are primarily due to state income taxes, book and tax differences related to utility plant items, and flow-through tax accounting, partially offset by book and tax differences related to non-taxable distributions earned on the preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings and the amortization of investment tax credits.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

The effective income tax rate was 47.9% for the second quarter 2010 and 43.0% for the six months ended June 30, 2010.  The differences in the effective income tax rates for the second quarter 2010 and for the six months ended June 30, 2010 versus the federal statutory rate of 35% were primarily due to book and tax differences related to utility plant items, state income taxes, and the reversal of prior flow through items related to the effects of storm cost financing, partially offset by book and tax differences related to non-taxable distributions earned on the preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$155,173	$144,460

Cash flow provided by (used in):
Operating activities	176,653	208,179
Investing activities	(203,048)	(128,780)
Financing activities	(90,861)	(75,311)
Net increase (decrease) in cash and cash equivalents	(117,256)	4,088

Cash and cash equivalents at end of period	$37,917	$148,548

Operating Activities

Net cash flow provided by operating activities decreased $31.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to higher nuclear refueling outage spending at River Bend and an increase of $11.0 million in pension contributions.  River Bend had a refueling outage in the first half of 2011 and did not have one in the first half of 2010.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $74.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to an increase of $58.7 million in nuclear fuel purchases and money pool activity, partially offset by a decrease in construction expenditures resulting from $24.9 million in costs associated with the development of new nuclear generation at River Bend in 2010.

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $28.5 million for the six months ended June 30, 2011 compared to decreasing by $0.1 million for the six months ended June 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility operating companies’ need for external short-term borrowings.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow used in financing activities increased $15.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to an increase of $57.9 million in common equity distributions, partially offset by net borrowings of $32.1 million against the nuclear fuel company variable interest entity credit facility in 2011. See Note 4 to the financial statements for a discussion of the credit facility.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2011	December 31, 2010

Debt to capital	52.2%	51.2%
Effect of subtracting cash	(0.6)%	(2.6)%
Net debt to net capital	51.6%	48.6%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana’s receivables from the money pool were as follows:

June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
(In Thousands)

$91,453	$63,003	$50,032	$50,131

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of June 30, 2011.

New Nuclear Development

See the Form 10-K for a discussion of the project option being developed by Entergy Gulf States Louisiana and Entergy Louisiana for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  In April 2011 the procedural schedule was suspended to allow for further settlement discussions among the parties.  Discovery is complete and the parties have filed testimony and pre-hearing briefs.  The testimony and pre-hearing brief of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  An evidentiary hearing has been scheduled for October 3 and 7, 2011.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Entergy New Orleans has filed a request with the City Council to approve its purchase under a life-of-unit power purchase agreement of this capacity and energy.  If the City Council does not approve this power purchase agreement in a timely manner, then an allocation of 65% to Entergy Louisiana and 35% to Entergy Gulf States Louisiana is proposed.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to that discussion.

In January 2003 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 1995 through 2004.  The LPSC Staff issued its audit report in December 2010.  The report recommends the disallowance of $23 million of costs which, with interest, will total $43 million.  $2 million of this total relates to a realignment to and recovery through base rates of certain SO2 costs.  Entergy Gulf States Louisiana filed comments disputing the findings in the report.  Entergy Gulf States Louisiana and the LPSC Staff have reached a settlement that, if approved by the LPSC, will resolve this matter.  The settlement requires Entergy Gulf States Louisiana to refund $18 million to customers, including the realignment to base rates of the $2 million of SO2 costs.  The procedural schedule requires Entergy Gulf States Louisiana and the LPSC Staff to file the settlement by August 29, 2011, with hearings to take place either in September 2011, if the settlement is uncontested, or in late October or early November 2011, if the settlement is contested.  The Louisiana Energy Users Group is the sole active intervenor in the case and is currently reviewing the settlement.  Entergy Gulf States Louisiana has recorded provisions for the estimated effect of this proceeding.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana’s purchased gas adjustment clause filings for its gas distribution operations.  The audit includes a review of the reasonableness of charges flowed through by Entergy Gulf States Louisiana for the period from 2003 through 2008.  Discovery is complete and, in June 2011, the LPSC staff filed an audit report generally supporting the appropriateness of charges flowed through the purchased gas adjustment clause filings.  LPSC consideration of the audit report is pending.

In January 2011, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2010.  The filing showed an earned return on common equity of 8.84% and a revenue deficiency of $0.3 million.  In March 2011, the LPSC staff filed its findings, suggesting an adjustment that will produce an 11.76% earned return on common equity for the test year and a $0.2 million rate reduction.  Entergy Gulf States Louisiana implemented the $0.2 million rate reduction effective with the May 2011 billing cycle.  The LPSC docket is now closed.

In May 2011, Entergy Gulf States Louisiana made a special formula rate plan rate implementation filing with the LPSC that implements effective with the May 2011 billing cycle a $5.1 million rate decrease to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center by Entergy Louisiana.  As a result of the closing of the acquisition and termination of the pre-acquisition power purchase agreement with Acadia, Entergy Gulf States Louisiana’s allocation of capacity related to this unit ended, resulting in a reduction in the additional capacity revenue requirement.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

In May 2011, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflects an 11.11% earned return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing also reflects a $22.8 million rate decrease for incremental capacity costs.  The filing is currently subject to LPSC review.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$511,648	$497,004	$978,689	$954,785
Natural gas	10,914	12,221	39,771	53,115
TOTAL	522,562	509,225	1,018,460	1,007,900

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	75,923	68,853	156,558	132,989
Purchased power	207,389	213,417	398,497	432,027
Nuclear refueling outage expenses	4,324	5,605	9,342	11,323
Other operation and maintenance	87,472	87,240	166,485	166,879
Decommissioning	3,522	3,325	6,993	6,604
Taxes other than income taxes	18,777	17,954	37,578	36,410
Depreciation and amortization	35,675	32,613	71,399	67,802
Other regulatory credits - net	(380)	(2,376)	(1,322)	(4,430)
TOTAL	432,702	426,631	845,530	849,604

OPERATING INCOME	89,860	82,594	172,930	158,296

OTHER INCOME
Allowance for equity funds used during construction	2,163	1,525	3,903	2,811
Interest and investment income	10,473	8,780	19,831	19,378
Miscellaneous - net	(1,712)	(1,773)	(3,873)	(3,352)
TOTAL	10,924	8,532	19,861	18,837

INTEREST EXPENSE
Interest expense	21,231	30,423	42,580	55,605
Allowance for borrowed funds used during construction	(828)	(982)	(1,693)	(1,799)
TOTAL	20,403	29,441	40,887	53,806

INCOME BEFORE INCOME TAXES	80,381	61,685	151,904	123,327

Income taxes	31,071	29,531	56,923	53,090

NET INCOME	49,310	32,154	94,981	70,237

Preferred distribution requirements and other	206	208	412	414

EARNINGS APPLICABLE TO COMMON EQUITY	$49,104	$31,946	$94,569	$69,823

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$94,981	$70,237
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	101,561	98,435
Deferred income taxes, investment tax credits, and non-current taxes accrued	13,995	(301,383)
Changes in working capital:
Receivables	(58,808)	(66,006)
Fuel inventory	(2,435)	1,973
Accounts payable	(17,147)	62,841
Prepaid taxes and taxes accrued	63,111	325,175
Interest accrued	(692)	229
Deferred fuel costs	(38,044)	(29,431)
Other working capital accounts	(10,757)	39,676
Changes in provisions for estimated losses	840	(7,322)
Changes in other regulatory assets	21,505	(2,998)
Changes in pension and other postretirement liabilities	(14,164)	(3,428)
Other	22,707	20,181
Net cash flow provided by operating activities	176,653	208,179

INVESTING ACTIVITIES
Construction expenditures	(108,261)	(118,261)
Allowance for equity funds used during construction	3,903	2,811
Nuclear fuel purchases	(70,728)	(12,023)
Proceeds from the sale of nuclear fuel	9,647	-
Proceeds from nuclear decommissioning trust fund sales	20,668	78,849
Investment in nuclear decommissioning trust funds	(29,749)	(83,391)
Change in money pool receivable - net	(28,450)	99
Changes in other investments	(78)	3,136
Net cash flow used in investing activities	(203,048)	(128,780)

FINANCING ACTIVITIES
Changes in credit borrowings - net	32,100	(9,500)
Dividends/distributions paid:
Common equity	(122,250)	(64,300)
Preferred membership interests	(412)	(414)
Other	(299)	(1,097)
Net cash flow used in financing activities	(90,861)	(75,311)

Net increase (decrease) in cash and cash equivalents	(117,256)	4,088

Cash and cash equivalents at beginning of period	155,173	144,460

Cash and cash equivalents at end of period	$37,917	$148,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$41,695	$53,905
Income taxes	$(7)	$394

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$-	$167,742

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$183	$231
Temporary cash investments	37,734	154,942
Total cash and cash equivalents	37,917	155,173
Accounts receivable:
Customer	78,021	60,369
Allowance for doubtful accounts	(1,511)	(1,306)
Associated companies	181,304	119,252
Other	26,014	27,728
Accrued unbilled revenues	66,089	56,616
Total accounts receivable	349,917	262,659
Deferred fuel costs	15,743	-
Fuel inventory - at average cost	28,262	25,827
Materials and supplies - at average cost	110,638	113,302
Deferred nuclear refueling outage costs	30,164	7,372
Prepaid taxes	-	40,946
Prepayments and other	7,721	5,127
TOTAL	580,362	610,406

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	339,664	339,664
Decommissioning trust funds	418,129	393,580
Non-utility property - at cost (less accumulated depreciation)	161,964	156,845
Storm reserve escrow account	90,204	90,125
Other	12,519	12,011
TOTAL	1,022,480	992,225

UTILITY PLANT
Electric	6,985,003	6,907,268
Natural gas	127,473	124,020
Construction work in progress	118,621	119,017
Nuclear fuel	205,730	202,609
TOTAL UTILITY PLANT	7,436,827	7,352,914
Less - accumulated depreciation and amortization	3,860,793	3,812,394
UTILITY PLANT - NET	3,576,034	3,540,520

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	228,514	234,406
Other regulatory assets	254,317	270,883
Deferred fuel costs	100,124	100,124
Other	17,571	14,832
TOTAL	600,526	620,245

TOTAL ASSETS	$5,779,402	$5,763,396

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$100,634	$71,601
Other	110,589	160,246
Customer deposits	49,462	48,631
Taxes accrued	22,165	-
Accumulated deferred income taxes	12,367	1,749
Interest accrued	26,569	27,261
Deferred fuel costs	-	22,301
Pension and other postretirement liabilities	7,606	7,415
System agreement cost equalization	10,282	-
Other	15,710	15,049
TOTAL	355,384	354,253

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,406,839	1,405,374
Accumulated deferred investment tax credits	83,189	84,858
Other regulatory liabilities	94,518	83,479
Decommissioning and asset retirement cost liabilities	349,717	339,925
Accumulated provisions	98,520	97,680
Pension and other postretirement liabilities	206,268	220,432
Long-term debt	1,616,551	1,584,332
Long-term payables - associated companies	31,791	32,596
Other	53,879	51,254
TOTAL	3,941,272	3,899,930

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,511,821	1,539,517
Accumulated other comprehensive loss	(39,075)	(40,304)
TOTAL	1,482,746	1,509,213

TOTAL LIABILITIES AND EQUITY	$5,779,402	$5,763,396

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011 and 2010
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$10,000	$1,473,930	$(42,171)	$1,441,759

Net income	-	70,237	-	70,237
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $1,048)	-	-	1,098	1,098
Total comprehensive income				71,335

Dividends/distributions declared on common equity	-	(64,300)	-	(64,300)
Dividends/distributions declared on preferred membership interests	-	(414)	-	(414)
Other	-	(10)	-	(10)

Balance at June 30, 2010	$10,000	$1,479,443	$(41,073)	$1,448,370

Balance at December 31, 2010	$10,000	$1,539,517	$(40,304)	$1,509,213

Net income	-	94,981	-	94,981
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $1,015)	-	-	1,229	1,229
Total comprehensive income				96,210

Dividends/distributions declared on common equity	-	(122,250)	-	(122,250)
Dividends/distributions declared on preferred membership interests	-	(412)	-	(412)
Other	-	(15)	-	(15)

Balance at June 30, 2011	$10,000	$1,511,821	$(39,075)	$1,482,746

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$110	$107	$3	3
Commercial	103	101	2	2
Industrial	128	128	0	-
Governmental	6	5	1	20
Total retail	347	341	6	2
Sales for resale
Associated companies	126	116	10	9
Non-associated companies	15	22	(7)	(32)
Other	24	18	6	33
Total	$512	$497	$15	3

Billed Electric Energy
Sales (GWh):
Residential	1,229	1,195	34	3
Commercial	1,275	1,244	31	2
Industrial	2,345	2,319	26	1
Governmental	54	51	3	6
Total retail	4,903	4,809	94	2
Sales for resale
Associated companies	2,262	2,216	46	2
Non-associated companies	306	480	(174)	(36)
Total	7,471	7,505	(34)	-

	Six Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$220	$226	$(6)	(3)
Commercial	200	199	1	1
Industrial	243	241	2	1
Governmental	11	10	1	10
Total retail	674	676	(2)	-
Sales for resale
Associated companies	245	209	36	17
Non-associated companies	28	46	(18)	(39)
Other	32	24	8	33
Total	$979	$955	$24	3

Billed Electric Energy
Sales (GWh):
Residential	2,476	2,520	(44)	(2)
Commercial	2,488	2,443	45	2
Industrial	4,520	4,329	191	4
Governmental	107	107	-	-
Total retail	9,591	9,399	192	2
Sales for resale
Associated companies	4,136	3,906	230	6
Non-associated companies	510	957	(447)	(47)
Total	14,237	14,262	(25)	-

ENTERGY LOUISIANA, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2011 Compared to Second Quarter 2010

Net income increased $13.8 million primarily due to higher net revenue, higher other income, and a lower effective income tax rate, partially offset by higher depreciation and amortization expenses and higher taxes other than income taxes.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net income increased $17.3 million primarily due to higher net revenue, higher other income, and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher taxes other than income taxes.

Net Revenue

Second Quarter 2011 Compared to Second Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2011 to the second quarter 2010.

Amount
(In Millions)

2010 net revenue	$269.1
Retail electric price	16.9
2011 net revenue	$286.0

The retail electric price variance is primarily due to formula rate plan increases effective September 2010 and May 2011, partially offset by more credits passed on to customers in 2011 compared to 2010 related to the Act 55 storm cost financing.  See Note 2 to the financial statements herein and in the Form 10-K for discussions of the formula rate plan increases and the Act 55 storm cost financing.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $29.9 million in fuel cost recovery revenues due to higher fuel rates.  Entergy Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to an increase in the demand for gas-fired generation because of a refueling outage at Waterford 3 in the second quarter 2011.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2011 to the six months ended June 30, 2010.

Amount
(In Millions)

2010 net revenue	$507.4
Retail electric price	9.2
Other	3.2
2011 net revenue	$519.8

The retail electric price variance is primarily due to formula rate plan increases effective September 2010 and May 2011, partially offset by more credits passed on to customers in 2011 compared to 2010 related to the Act 55 storm cost financing.  See Note 2 to the financial statements herein and in the Form 10-K for discussions of the formula rate plan increases and the Act 55 storm cost financing.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $61.9 million in fuel cost recovery revenues due to lower fuel rates.  Entergy Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to a decrease in the recovery from customers of deferred fuel costs, partially offset by an increase in demand for gas-fired generation because of a refueling outage at Waterford 3 in the second quarter 2011.

Other Income Statement Variances

Second Quarter 2011 Compared to Second Quarter 2010

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes as a result of a higher 2011 assessment and a reduction in capitalized property taxes as compared to 2010 and an increase in local franchise taxes as a result of higher revenues primarily in the residential and commercial sectors.

Depreciation and amortization expenses increased primarily due to a revision in the second quarter 2010 related to depreciation on storm cost-related assets.  Recovery of the cost of those assets will now be through the Act 55 financing of storm costs as approved by the LPSC in June 2010.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

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

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.9 million in nuclear expenses due to higher nuclear labor costs;
•	an increase of $1.6 million in loss provisions in 2011; and
•	an increase of $1.3 million in legal expenses primarily resulting from an increase in legal and regulatory activity increasing the use of outside legal services.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes as a result of a higher 2011 assessment and a reduction in capitalized property taxes as compared to 2010.

Depreciation and amortization expenses increased primarily due to a revision in the second quarter 2010 related to depreciation on storm cost-related assets.  Recovery of the cost of those assets will now be through the Act 55 financing of storm costs as approved by the LPSC in June 2010.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Other income increased primarily due to an increase of $11.8 million in distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financing.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Income Taxes

The effective income tax rate was 26.5% for the second quarter 2011 and 24.3% for the six months ended June 30, 2011.  The differences in the effective income tax rates for the second quarter 2011 and the six months ended June 30, 2011 versus the federal statutory rate of 35.0% are primarily due to book and tax differences related to non-taxable distributions earned on the preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

The effective income tax rate was 31.1% for the second quarter 2010 and 30.3% for the six months ended June 30, 2010.  The differences in the effective income tax rates for the second quarter 2010 and the six months ended June 30, 2010 versus the federal statutory rate of 35.0% were primarily due to book and tax differences related to non-taxable distributions earned on the preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings and book and tax differences related to allowance for equity funds used during construction, partially offset by state income taxes.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$123,254	$151,849

Cash flow provided by (used in):
Operating activities	51,486	226,060
Investing activities	(578,247)	(175,517)
Financing activities	405,519	(103,357)
Net decrease in cash and cash equivalents	(121,242)	(52,814)

Cash and cash equivalents at end of period	$2,012	$99,035

Operating Activities

Cash flow provided by operating activities decreased $174.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to decreased recovery of fuel costs due to a decrease in the amount of deferred fuel to be recovered compared to last year, an increase of $30.9 million in pension contributions, and the purchase of $28.1 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $402.7 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the purchase of the Acadia Power Plant for approximately $300 million in April 2011 and an increase of $119 million in nuclear fuel purchases because of the timing of refueling outages and the purchase of nuclear fuel from System Fuels because the Utility companies will now purchase nuclear fuel as System Fuels procures it, rather than primarily at the time of refueling.  The increase was partially offset by money pool activity.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $49.9 million for the six months ended June 30, 2011 compared to decreasing by $18.7 million for the six months ended June 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities provided $405.5 million of cash for the six months ended June 30, 2011 compared to using $103.4 million for the six months ended June 30, 2010 primarily due to the following cash flow activity:

•	the issuance of $200 million of 4.8% Series first mortgage bonds in March 2011;
•	money pool activity;
•	borrowings of $100 million on Entergy Louisiana’s credit facility;
•	an increase in borrowings on the nuclear fuel company variable interest entity’s credit facility;
•	the issuance of the $20 million Series F note by the nuclear fuel company variable interest entity in March 2011;

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

•	the retirement of $55 million of 4.67% Series first mortgage bonds in June 2010; and
•	the retirement of the $30 million Series D note by the nuclear fuel company variable interest entity in January 2010.

These increases were offset by the following:

•	a principal payment of $30.3 million in 2011 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $17.3 million in 2010; and
•	$31.2 million in common equity dividends paid in 2011.

Increases in Entergy Louisiana’s payable to the money pool are a source of cash flow, and Entergy Louisiana’s payable to the money pool increased by $111.8 million for the six months ended June 30, 2011.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital for Entergy Louisiana as of June 30, 2011 is primarily due to the issuance of $200 million of 4.8% Series first mortgage bonds in March 2011 and the $100 million borrowing on the credit facility.

	June 30, 2011	December 31, 2010

Debt to capital	49.3%	46.1%
Effect of subtracting cash	0.0%	(1.7)%
Net debt to net capital	49.3%	44.4%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
(In Thousands)

($111,848)	$49,887	$34,131	$52,807

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012.  As of June 30, 2011, $100 million was outstanding on the credit facility.

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

Little Gypsy Repowering Project

See the Form 10-K for a discussion of the Little Gypsy repowering project.  As discussed in the Form 10-K, in January 2011 all parties conducted a mediation on the disputed issues, and thereafter, reached agreement on a settlement of all disputed issues, including cost recovery and cost allocation.  The settlement provides for Entergy Louisiana to recover $200 million as of March 31, 2011, and carrying costs on that amount on specified terms thereafter.  The settlement also provides for Entergy Louisiana to recover the approved project costs by securitization.  In April 2011, Entergy Louisiana filed an application with the LPSC to authorize the securitization of the investment recovery costs associated with the project and to issue a financing order by which Entergy Louisiana may accomplish such securitization.  In June 2011 the LPSC issued an order approving the settlement and also issued a financing order for the securitization.  Due to the need for additional public notice to be published in connection with the securitization of the project costs, a filing was made on July 21, 2011, requesting that the LPSC re-approve and re-issue a financing order with respect to the securitization of the investment recovery costs.  Entergy Louisiana anticipates continuing its efforts to complete in the third quarter 2011 the securitization of the investment recovery costs.

Waterford 3 Steam Generator Replacement Project

See the Form 10-K for a discussion of the Waterford 3 Steam Generator Replacement project.  With regard to the delay in the delivery of the steam generators, Entergy Louisiana worked with the manufacturer to fully develop and evaluate repair options, and expects the replacement steam generators to be delivered in time for the Fall 2012 refueling outage.  Extensive inspections of the existing steam generators at Waterford 3 in cooperation with the manufacturer were completed in April 2011.  The review of data obtained during these inspections supports the conclusion that Waterford 3 can operate safely for another full cycle before the replacement of the existing steam generators.  Entergy Louisiana is required to report formally its findings to the NRC through a report made 180 days after plant start up.  At this time, a requirement to perform a mid-cycle outage for further inspections in order to allow the plant to continue operation until its Fall 2012 refueling outage is not anticipated.  Entergy Louisiana currently expects the cost of the project, including carrying costs, to increase to approximately $687 million if the replacement occurs during the Fall 2012 refueling outage.

Entergy Louisiana’s existing formula rate plan provides for rate treatment of the Waterford 3 project costs, including in-service rate recovery without regulatory lag and treatment outside of the formula rate plan earnings sharing formula; however, these provisions contemplated the project being placed in service during the term of the current formula rate plan and will not apply at the time of the expected in-service date in the Fall 2012.  Entergy Louisiana will seek to reestablish comparable rate recovery provisions for the project through renewal or extension of the current formula rate plan provisions or through a base rate filing.

New Nuclear Development

See the Form 10-K for a discussion of the project option being developed by Entergy Gulf States Louisiana and Entergy Louisiana for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  In April 2011 the procedural schedule was suspended to allow for further settlement discussions among the parties.  Discovery is complete and the parties have filed testimony and pre-hearing briefs.  The testimony and pre-hearing brief of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  An evidentiary hearing has been scheduled for October 3 and 7, 2011.

Entergy Louisiana, LLC
Management's Financial Discussion and Analysis

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Entergy New Orleans has filed a request with the City Council to approve its purchase under a life-of-unit power purchase agreement of this capacity and energy.  If the City Council does not approve this power purchase agreement in a timely manner, then an allocation of 65% to Entergy Louisiana and 35% to Entergy Gulf States Louisiana is proposed.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

In May 2011, Entergy Louisiana made a special formula rate plan rate implementation filing with the LPSC that implements effective with the May 2011 billing cycle a $43.1 million net rate increase to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center.  The net rate increase represents the decrease in the additional capacity revenue requirement resulting from the termination of the power purchase agreement with Acadia and the increase in the revenue requirement resulting from the ownership of the Acadia facility.  The filing is currently subject to LPSC review.  The May 2011 rate change contributed approximately $9 million to Entergy Louisiana’s revenues in the second quarter 2011.

In May 2011, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflects an 11.07% earned return on common equity, which is just outside of the allowed earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflects a very slight ($9 thousand) rate increase for incremental capacity costs.  The filing is currently subject to LPSC review.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$651,847	$619,473	$1,167,281	$1,230,997

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	143,532	143,426	228,757	302,675
Purchased power	230,546	212,402	430,924	432,475
Nuclear refueling outage expenses	6,706	6,172	14,181	12,270
Other operation and maintenance	106,439	104,706	212,804	206,686
Decommissioning	6,108	5,688	12,109	11,275
Taxes other than income taxes	18,345	15,158	35,084	33,158
Depreciation and amortization	51,777	47,291	101,423	97,518
Other regulatory credits - net	(8,254)	(5,485)	(12,210)	(11,503)
TOTAL	555,199	529,358	1,023,072	1,084,554

OPERATING INCOME	96,648	90,115	144,209	146,443

OTHER INCOME
Allowance for equity funds used during construction	8,277	6,990	15,651	13,527
Interest and investment income	23,716	18,566	44,126	34,908
Miscellaneous - net	(134)	(1,250)	(656)	(2,072)
TOTAL	31,859	24,306	59,121	46,363

INTEREST EXPENSE
Interest expense	30,700	30,152	59,335	61,189
Allowance for borrowed funds used during construction	(4,306)	(4,668)	(8,403)	(9,036)
TOTAL	26,394	25,484	50,932	52,153

INCOME BEFORE INCOME TAXES	102,113	88,937	152,398	140,653

Income taxes	27,010	27,678	36,997	42,562

NET INCOME	75,103	61,259	115,401	98,091

Preferred distribution requirements and other	1,738	1,738	3,475	3,475

EARNINGS APPLICABLE TO
COMMON EQUITY	$73,365	$59,521	$111,926	$94,616

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$115,401	$98,091
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	137,175	140,665
Deferred income taxes, investment tax credits, and non-current taxes accrued	92,865	86,180
Changes in working capital:
Receivables	(91,060)	(56,595)
Fuel inventory	(27,750)	-
Accounts payable	27,363	25,101
Prepaid taxes and taxes accrued	(32,083)	(25,993)
Interest accrued	3,749	(1,646)
Deferred fuel costs	(77,308)	16,177
Other working capital accounts	(27,956)	(27,190)
Changes in provisions for estimated losses	(6,315)	3,120
Changes in other regulatory assets	(18,412)	(26,468)
Changes in pension and other postretirement liabilities	(35,923)	(5,859)
Other	(8,260)	477
Net cash flow provided by operating activities	51,486	226,060

INVESTING ACTIVITIES
Construction expenditures	(219,667)	(213,121)
Allowance for equity funds used during construction	15,651	13,527
Nuclear fuel purchases	(130,489)	-
Proceeds from sale of nuclear fuel	11,570	-
Payment for purchase of plant	(299,589)	-
Changes in other investments - net	-	9,353
Proceeds from nuclear decommissioning trust fund sales	7,785	26,668
Investment in nuclear decommissioning trust funds	(13,224)	(30,176)
Change in money pool receivable - net	49,887	18,676
Other	(171)	(444)
Net cash flow used in investing activities	(578,247)	(175,517)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	217,047	-
Changes in short-term borrowings - net	141,583	7,990
Retirement of long-term debt	(30,284)	(102,326)
Changes in money pool payable - net	111,848	-
Distributions paid:
Common equity	(31,200)	-
Preferred membership interests	(3,475)	(3,475)
Other	-	(5,546)
Net cash flow provided by (used in) financing activities	405,519	(103,357)

Net decrease in cash and cash equivalents	(121,242)	(52,814)

Cash and cash equivalents at beginning of period	123,254	151,849

Cash and cash equivalents at end of period	$2,012	$99,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$53,606	$60,992
Income taxes	$(77)	$4,527

Noncash investing and financing activities:
Proceeds from long-term debt issued for the purpose
of refunding prior long-term debt	$-	$150,000
Long-term debt refunded with proceeds from long-term
debt issued in prior period	$-	$(150,000)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,012	$708
Temporary cash investments	-	122,546
Total cash and cash equivalents	2,012	123,254
Accounts receivable:
Customer	153,827	85,799
Allowance for doubtful accounts	(1,878)	(1,961)
Associated companies	35,705	81,050
Other	10,327	14,594
Accrued unbilled revenues	94,333	71,659
Total accounts receivable	292,314	251,141
Deferred fuel costs	18,081	-
Accumulated deferred income taxes	-	7,072
Fuel inventory	27,753	3
Materials and supplies - at average cost	139,724	138,047
Deferred nuclear refueling outage costs	36,420	11,364
Prepaid taxes	57,093	25,010
Prepayments and other	18,723	10,719
TOTAL	592,120	566,610

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,424	807,424
Decommissioning trust funds	254,659	240,535
Storm reserve escrow account	201,147	200,972
Non-utility property - at cost (less accumulated depreciation)	851	946
TOTAL	1,264,081	1,249,877

UTILITY PLANT
Electric	7,732,472	7,216,146
Property under capital lease	264,266	264,266
Construction work in progress	560,935	521,172
Nuclear fuel	156,262	134,528
TOTAL UTILITY PLANT	8,713,935	8,136,112
Less - accumulated depreciation and amortization	3,599,637	3,457,190
UTILITY PLANT - NET	5,114,298	4,678,922

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	245,047	235,404
Other regulatory assets	670,296	662,746
Deferred fuel costs	67,998	67,998
Other	32,415	26,866
TOTAL	1,015,756	993,014

TOTAL ASSETS	$7,986,255	$7,488,423

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$24,864	$35,550
Short-term borrowings	64,649	23,066
Accounts payable:
Associated companies	176,861	148,528
Other	165,080	140,564
Customer deposits	85,989	84,437
Accumulated deferred income taxes	11,117	-
Interest accrued	35,638	31,889
Deferred fuel costs	-	59,227
Pension and other postretirement liabilities	8,767	8,632
Other	22,608	17,514
TOTAL	595,573	549,407

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,985,025	1,896,685
Accumulated deferred investment tax credits	74,868	76,453
Other regulatory liabilities	101,542	88,899
Decommissioning	333,285	321,176
Accumulated provisions	217,241	223,556
Pension and other postretirement liabilities	309,802	345,725
Long-term debt	2,071,697	1,771,566
Other	78,524	78,085
TOTAL	5,171,984	4,802,145

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,142,559	2,061,833
Accumulated other comprehensive loss	(23,861)	(24,962)
TOTAL	2,218,698	2,136,871

TOTAL LIABILITIES AND EQUITY	$7,986,255	$7,488,423

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011 and 2010
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$100,000	$1,837,348	$(25,539)	$1,911,809

Net income	-	98,091	-	98,091
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $754)	-	-	891	891
Total comprehensive income				98,982

Dividends/distributions declared on preferred membership interests	-	(3,475)	-	(3,475)

Balance at June 30, 2010	$100,000	$1,931,964	$(24,648)	$2,007,316

Balance at December 31, 2010	$100,000	$2,061,833	$(24,962)	$2,136,871

Net income	-	115,401	-	115,401
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $731)	-	-	1,101	1,101
Total comprehensive income				116,502
Dividends/distributions declared on common equity	-	(31,200)	-	(31,200)
Dividends/distributions declared on preferred membership interests	-	(3,475)	-	(3,475)

Balance at June 30, 2011	$100,000	$2,142,559	$(23,861)	$2,218,698

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTEED OPERATING RESULSTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$199	$177	$22	12
Commercial	139	127	12	9
Industrial	218	205	13	6
Governmental	10	10	-	-
Total retail	566	519	47	9
Sales for resale:
Associated companies	37	58	(21)	(36)
Non-associated companies	3	1	2	200
Other	46	41	5	12
Total	$652	$619	$33	5

Billed Electric Energy
Sales (GWh):
Residential	2,101	2,022	79	4
Commercial	1,493	1,455	38	3
Industrial	3,784	3,703	81	2
Governmental	115	112	3	3
Total retail	7,493	7,292	201	3
Sales for resale:
Associated companies	631	959	(328)	(34)
Non-associated companies	44	8	36	450
Total	8,168	8,259	(91)	(1)

	Six Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$371	$392	$(21)	(5)
Commercial	253	259	(6)	(2)
Industrial	393	409	(16)	(4)
Governmental	20	22	(2)	(9)
Total retail	1,037	1,082	(45)	(4)
Sales for resale:
Associated companies	69	95	(26)	(27)
Non-associated companies	5	3	2	67
Other	56	51	5	10
Total	$1,167	$1,231	$(64)	(5)

Billed Electric Energy
Sales (GWh):
Residential	4,352	4,411	(59)	(1)
Commercial	2,896	2,839	57	2
Industrial	7,415	6,927	488	7
Governmental	234	240	(6)	(3)
Total retail	14,897	14,417	480	3
Sales for resale:
Associated companies	1,103	1,193	(90)	(8)
Non-associated companies	83	59	24	41
Total	16,083	15,669	414	3

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2011 Compared to Second Quarter 2010

Net income decreased $10.4 million primarily due to lower net revenue, higher other operation and maintenance expenses, and a higher effective income tax rate.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net income decreased $4.3 million primarily due to higher other operation and maintenance expenses and a higher effective income tax rate, partially offset by higher net revenue.

Net Revenue

Second Quarter 2011 Compared to Second Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2011 to the second quarter 2010.

Amount
(In Millions)

2010 net revenue	$154.0
Retail electric price	(7.0)
Other	(0.8)
2011 net revenue	$146.2

The retail electric price variance is primarily due to the elimination of the summer/winter residential rate differential effective September 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2011 to the six months ended June 30, 2010.

Amount
(In Millions)

2010 net revenue	$266.5
Volume/weather	3.6
Other	1.5
2011 net revenue	$271.6

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to increased electricity usage in the commercial sector due to an increase in customers and in the industrial sector primarily in the primary metals industry.  The increase was partially offset by the effect of milder weather on the residential sector compared to the same period in 2010.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $50.2 million in fuel cost recovery revenues due to higher fuel rates, partially offset by a decrease of $15.8 million in power management rider revenue.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense as a result of higher fuel revenues, as discussed above, partially offset by a decrease in the average market prices of natural gas and purchased power.

Other Income Statement Variances

Second Quarter 2011 Compared to Second Quarter 2010

Other operation and maintenance expenses increased primarily due to an increase of $3.9 million in legal expenses due to the deferral in 2010 of certain litigation expenses in accordance with regulatory treatment.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Other operation and maintenance expenses increased primarily due to an increase of $3.9 million in legal expenses due to the deferral in 2010 of certain litigation expenses in accordance with regulatory treatment.

Income Taxes

The effective income tax rate was 36.3% for the second quarter 2011 and 35.8% for the six months ended June 30, 2011.  The difference in the effective income tax rate for second quarter 2011 versus the federal statutory rate of 35% is primarily due to state income taxes, book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 33.0% for the second quarter 2010 and 31.9% for the six months ended June 30, 2010.  The difference in the effective income tax rate for the second quarter of 2010 versus the federal statutory rate of 35% was primarily due to state income taxes, book and tax differences related to the allowance for equity funds used during construction, book and tax differences related to utility plant items, and the amortization of investment tax credits, offset by an adjustment to the provision for uncertain tax positions.  The difference in the effective income tax rate for the six months ended June 30, 2010 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the allowance for equity funds used during construction, state income taxes, the amortization of investment tax credits, and book and tax differences related to utility plant items, partially offset by an adjustment to the provision for uncertain tax positions.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$1,216	$91,451

Cash flow provided by (used in):
Operating activities	(2,462)	4,482
Investing activities	(76,670)	(70,940)
Financing activities	78,487	(23,775)
Net decrease in cash and cash equivalents	(645)	(90,233)

Cash and cash equivalents at end of period	$571	$1,218

Operating Activities

Entergy Mississippi’s operating activities used $2.5 million of cash for the six months ended June 30, 2011 compared to providing $4.5 million of cash for the six months ended June 30, 2010 primarily due to the purchase of $42.6 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies and an increase of $13.7 million in pension contributions, partially offset by increased recovery of deferred fuel costs.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Cash flow used in investing activities increased $5.7 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to money pool activity, an increase in transmission construction expenditures resulting from an increase in reliability work in 2011, and the repayment by Entergy New Orleans in 2010 of a $7.6 million note issued in resolution of its bankruptcy proceedings.  The increase was substantially offset by a decrease in construction expenditures resulting from a $49 million payment in 2010 to a System Energy subsidiary for costs associated with the development of new nuclear generation at Grand Gulf and the repayment by System Fuels of Entergy Mississippi’s $5.5 million investment in System Fuels.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $31.4 million for the six months ended June 30, 2010.  Entergy Mississippi did not have a receivable from the money pool for the six months ended June 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Mississippi’s financing activities provided $78.5 million in cash flow for the six months ended June 30, 2011 compared to using $23.8 million in cash flow for the six months ended June 30, 2010 primarily due to:

•	the issuance of $275 million of first mortgage bonds in 2011 compared to the issuance of $80 million of first mortgage bonds in 2010; and
•	a decrease of $16.9 million in common equity distributions; partially offset by:

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

•	the redemption of $180 million of first mortgage bonds in 2011 compared to the redemption of $100 million of first mortgage bonds in 2010; and
•	money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $5.8 million for the six months ended June 30, 2011 compared to increasing by $20.6 million for the six months ended June 30, 2010.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2011	December 31, 2010

Debt to capital	53.3%	51.8%
Effect of subtracting cash	0.0%	0.0%
Net debt to net capital	53.3%	51.8%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
(In Thousands)

($27,494)	($33,255)	($20,591)	$31,435

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2011, Entergy Mississippi renewed its three separate credit facilities through May 2012 in the aggregate amount of $70 million.  No borrowings were outstanding under the credit facilities as of June 30, 2011.

In May 2011, Entergy Mississippi issued $125 million of 3.25% Series first mortgage bonds due June 2016.  Entergy Mississippi used a portion of the proceeds to pay prior to maturity its $100 million 5.92% Series first mortgage bonds due February 2016.

In April 2011, Entergy Mississippi issued $150 million of 6.0% Series first mortgage bonds due May 2051. Entergy Mississippi used a portion of the proceeds to pay at maturity its $80 million 4.65% Series first mortgage bonds due May 2011.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Hinds Energy Facility Purchase Agreement

In April 2011, Entergy Mississippi announced that it has signed an asset purchase agreement to acquire the Hinds Energy Facility, a 450 MW natural gas-fired combined-cycle turbine plant located in Jackson, Mississippi, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $206 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $246 million.  A transmission study estimates that the acquisition could require investment for supplemental upgrades in the Entergy transmission system, but there are still uncertainties associated with the results of this study that must be resolved.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Closing is expected to occur in mid-2012.  In July 2011, Entergy Mississippi filed with the MPSC requesting approval of the acquisition and full cost recovery.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following is an update to that discussion.

Formula Rate Plan

In March 2011, Entergy Mississippi submitted its formula rate plan 2010 test year filing.  The filing shows an earned return on common equity of 10.65% for the test year, which is within the earnings bandwidth and results in no change in rates. The filing is currently subject to MPSC review.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$302,263	$308,492	$591,175	$552,050

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	50,564	75,236	131,870	83,289
Purchased power	100,370	83,758	175,504	184,094
Other operation and maintenance	55,339	51,379	103,346	98,780
Taxes other than income taxes	17,391	16,561	34,562	32,609
Depreciation and amortization	23,167	22,275	46,154	44,380
Other regulatory charges (credits) - net	5,083	(4,521)	12,175	18,173
TOTAL	251,914	244,688	503,611	461,325

OPERATING INCOME	50,349	63,804	87,564	90,725

OTHER INCOME
Allowance for equity funds used during construction	2,225	1,708	4,319	3,099
Interest and investment income	16	133	67	321
Miscellaneous - net	(1,283)	25	(1,837)	55
TOTAL	958	1,866	2,549	3,475

INTEREST EXPENSE
Interest expense	15,046	15,493	28,449	29,143
Allowance for borrowed funds used during construction	(1,237)	(953)	(2,402)	(1,729)
TOTAL	13,809	14,540	26,047	27,414

INCOME BEFORE INCOME TAXES	37,498	51,130	64,066	66,786

Income taxes	13,626	16,861	22,924	21,324

NET INCOME	23,872	34,269	41,142	45,462

Preferred dividend requirements and other	707	707	1,414	1,414

EARNINGS APPLICABLE TO
COMMON STOCK	$23,165	$33,562	$39,728	$44,048

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$41,142	$45,462
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	46,154	44,380
Deferred income taxes, investment tax credits, and non-current taxes accrued	26,630	(14,794)
Changes in working capital:
Receivables	(12,059)	(33,931)
Fuel inventory	(48,329)	(1,512)
Accounts payable	23,229	10,020
Taxes accrued	(24,760)	15,305
Interest accrued	258	904
Deferred fuel costs	(22,371)	(83,156)
Other working capital accounts	(4,103)	35,061
Changes in provision for estimated losses	(181)	(2,870)
Changes in other regulatory assets	(2,225)	(14,171)
Changes in pension and other postretirement liabilities	(21,690)	(7,070)
Other	(4,157)	10,854
Net cash flow provided by (used in) operating activities	(2,462)	4,482

INVESTING ACTIVITIES
Construction expenditures	(86,497)	(117,021)
Allowance for equity funds used during construction	4,319	3,099
Proceeds from sale of assets	-	3,951
Change in money pool receivable - net	-	31,435
Changes in other investments - net	-	7,610
Investments in affiliates	5,527	-
Other	(19)	(14)
Net cash flow used in investing activities	(76,670)	(70,940)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	268,962	77,248
Retirement of long-term debt	(180,000)	(100,000)
Change in money pool payable - net	(5,761)	20,591
Dividends paid:
Common stock	(3,300)	(20,200)
Preferred stock	(1,414)	(1,414)
Net cash flow provided by (used in) financing activities	78,487	(23,775)

Net decrease in cash and cash equivalents	(645)	(90,233)

Cash and cash equivalents at beginning of period	1,216	91,451

Cash and cash equivalents at end of period	$571	$1,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$26,874	$26,957
Income taxes	$-	$1,500

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$562	$1,207
Temporary cash investments	9	9
Total cash and cash equivalents	571	1,216
Accounts receivable:
Customer	66,147	58,204
Allowance for doubtful accounts	(828)	(985)
Associated companies	39,413	41,803
Other	7,534	7,500
Accrued unbilled revenues	48,029	41,714
Total accounts receivable	160,295	148,236
Deferred fuel costs	25,528	3,157
Accumulated deferred income taxes	14,509	19,308
Fuel inventory - at average cost	55,207	6,878
Materials and supplies - at average cost	33,946	34,499
Prepayments and other	8,134	4,902
TOTAL	298,190	218,196

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,739	4,753
Storm reserve escrow account	31,880	31,862
TOTAL	36,619	36,615

UTILITY PLANT
Electric	3,261,985	3,174,148
Property under capital lease	11,960	13,197
Construction work in progress	131,465	147,169
TOTAL UTILITY PLANT	3,405,410	3,334,514
Less - accumulated depreciation and amortization	1,201,334	1,166,463
UTILITY PLANT - NET	2,204,076	2,168,051

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	64,374	63,533
Other regulatory assets	254,750	253,231
Other	23,253	22,009
TOTAL	342,377	338,773

TOTAL ASSETS	$2,881,262	$2,761,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$80,000
Accounts payable:
Associated companies	75,687	75,128
Other	66,689	53,417
Customer deposits	67,031	65,873
Taxes accrued	2,979	27,739
Interest accrued	21,352	21,094
System agreement cost equalization	34,269	36,650
Other	9,694	9,895
TOTAL	277,701	369,796

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	704,236	680,467
Accumulated deferred investment tax credits	6,063	6,541
Obligations under capital lease	9,355	10,747
Other regulatory liabilities	-	262
Asset retirement cost liabilities	5,534	5,375
Accumulated provisions	39,285	39,466
Pension and other postretirement liabilities	83,222	104,912
Long-term debt	920,409	745,378
Other	22,424	22,086
TOTAL	1,790,528	1,615,234

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2011 and 2010	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	564,016	527,588
TOTAL	762,652	726,224

TOTAL LIABILITIES AND EQUITY	$2,881,262	$2,761,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
Balance at December 31, 2009	$199,326	$(690)	$490,129	$688,765

Net income	-	-	45,462	45,462
Common stock dividends	-	-	(20,200)	(20,200)
Preferred stock dividends	-	-	(1,414)	(1,414)

Balance at June 30, 2010	$199,326	$(690)	$513,977	$712,613

Balance at December 31, 2010	$199,326	$(690)	$527,588	$726,224

Net income	-	-	41,142	41,142
Common stock dividends	-	-	(3,300)	(3,300)
Preferred stock dividends	-	-	(1,414)	(1,414)

Balance at June 30, 2011	$199,326	$(690)	$564,016	$762,652

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$110	$110	$-	-
Commercial	99	97	2	2
Industrial	38	37	1	3
Governmental	9	9	-	-
Total retail	256	253	3	1
Sales for resale
Associated companies	12	12	-	-
Non-associated companies	8	10	(2)	(20)
Other	26	33	(7)	(21)
Total	$302	$308	$ (6)	(2)

Billed Electric Energy
Sales (GWh):
Residential	1,253	1,235	18	1
Commercial	1,188	1,173	15	1
Industrial	565	566	(1)	-
Governmental	101	99	2	2
Total retail	3,107	3,073	34	1
Sales for resale
Associated companies	35	87	(52)	(60)
Non-associated companies	100	107	(7)	(7)
Total	3,242	3,267	(25)	(1)

	Six Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$235	$216	$19	9
Commercial	194	181	13	7
Industrial	74	66	8	12
Governmental	18	18	-	-
Total retail	521	481	40	8
Sales for resale
Associated companies	28	20	8	40
Non-associated companies	13	18	(5)	(28)
Other	29	33	(4)	(12)
Total	$591	$552	$39	7

Billed Electric Energy
Sales (GWh):
Residential	2,695	2,780	(85)	(3)
Commercial	2,312	2,269	43	2
Industrial	1,104	1,068	36	3
Governmental	196	196	-	-
Total retail	6,307	6,313	(6)	-
Sales for resale
Associated companies	205	154	51	33
Non-associated companies	152	182	(30)	(16)
Total	6,664	6,649	15	-

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2011 Compared to Second Quarter 2010

Net income increased $2.7 million primarily due to lower other operation and maintenance expenses, offset by lower net revenue and a higher effective income tax rate.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net income remained relatively unchanged, increasing $0.1 million, primarily due to lower other operation and maintenance expenses and lower interest expense, substantially offset by lower net revenue and a higher effective income tax rate.

Net Revenue

Second Quarter 2011 Compared to Second Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the second quarter 2011 to the second quarter 2010.

Amount
(In Millions)

2010 net revenue	$65.9
Retail electric price	(4.2)
Volume/weather	3.0
Other	(1.0)
2011 net revenue	$63.7

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2010.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales compared to last year.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $18.7 million in gross wholesale revenue due to increased sales to affiliated customers and more favorable volume/weather, as discussed above, partially offset by a formula rate plan decrease effective October 2010, as discussed above, and a decrease of $4.2 million in electric fuel cost recovery revenues due to lower fuel rates.

Fuel and purchased power expenses increased primarily due to an increase in demand for gas-fired generation offset by a decrease in the market price of purchased power.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2011 to the six months ended June 30, 2010.

Amount
(In Millions)

2010 net revenue	$136.3
Retail electric price	(8.2)
Net gas revenue	(5.2)
Volume/weather	4.2
Other	0.6
2011 net revenue	$127.7

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2010.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The net gas revenue variance is primarily due to milder weather compared to last year.

The volume/weather variance is primarily due to an increase in electricity usage as a result of an increase in customers in the residential and commercial sectors, partially offset by the effect of less favorable weather on residential sales.  Billed electricity usage increased 64 GWh compared to last year, an increase of 3%, and total reported customers increased 3.7% compared to last year.

Gross operating revenues

Gross operating revenues decreased primarily due to:

•	a decrease of $13.8 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates and the effect of milder weather;
•	a formula rate plan decrease effective October 2010, as discussed above; and
•	a decrease of $7.0 million in electric fuel cost recovery revenues due to lower fuel rates.

The decrease was partially offset by an increase of $16.1 million in gross wholesale revenue due to increased sales to affiliated customers and more favorable volume/weather, as discussed above.

Other Income Statement Variances

Second Quarter 2011 Compared to Second Quarter 2010

Other operation and maintenance expenses decreased primarily due to a decrease of $8.8 million in fossil expenses due to higher plant outage costs in 2010 due to a greater scope of work at the Michoud plant.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Other operation and maintenance expenses decreased primarily due to a decrease of $11.1 million in fossil expenses due to higher plant outage costs in 2010 due to a greater scope of work at the Michoud plant.

Interest expense decreased primarily due to the repayment in May 2010 of the notes payable issued to affiliates as part of Entergy New Orleans’ plan of reorganization and the repayment, at maturity, of $30 million of 4.98% Series first mortgage bonds in July 2010.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 36.0% for the second quarter 2011 and 36.4% for the six months ended June 30, 2011.  The differences in the effective income tax rates for the second quarter 2011 and the six months ended June 30, 2011 versus the federal statutory rate of 35% are primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

The effective income tax rate was 16.5% for the second quarter 2010 and 29.8% for the six months ended June 30, 2010.  The differences in the effective income tax rates for the second quarter 2010 and the six months ended June 30, 2010 versus the federal statutory rate of 35% were primarily due to flow-through book and tax timing differences, partially offset by certain book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$54,986	$191,191

Cash flow provided by (used in):
Operating activities	19,098	49,828
Investing activities	(44,172)	(10,226)
Financing activities	(13,671)	(90,398)
Net decrease in cash and cash equivalents	(38,745)	(50,796)

Cash and cash equivalents at end of period	$16,241	$140,395

Operating Activities

Cash flow provided by operating activities decreased $30.7 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the receipt of $19.2 million of Community Development Block Grant funds in 2010 related to Hurricane Katrina costs and an increase of $6.2 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $33.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to money pool activity and a withdrawal in 2010 from the storm escrow account related to Hurricane Gustav costs.  The increase was partially offset by a decrease in construction expenditures due to decreased spending on the gas system rebuild project and System Fuels repayment of Entergy New Orleans’s $3.3 million investment in System Fuels.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased by $16.2 million for the six months ended June 30, 2011 compared to decreasing by $18.1 million for the six months ended June 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow used in financing activities decreased $76.7 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the repayment in 2010 of $74.3 million of affiliate notes payable that were issued to affiliates as part of Entergy New Orleans’s plan of reorganization.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2011	December 31, 2010

Debt to capital	43.6%	44.2%
Effect of subtracting cash	(2.5)%	(9.5)%
Net debt to net capital	41.1%	34.7%

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders’ equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy New Orleans’s receivables from the money pool were as follows:

June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
(In Thousands)

$38,048	$21,820	$48,078	$66,149

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Entergy New Orleans has filed a request with the City Council to approve its purchase under a life-of-unit power purchase agreement of this capacity and energy.  If the City Council does not approve this power purchase agreement in a timely manner, then an allocation of 65% to Entergy Louisiana and 35% to Entergy Gulf States Louisiana is proposed.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Rate, Cost-recovery, and Other Regulation - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation.  Following is an update to the discussion in the Form 10-K.

In May 2011, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2010 test year.  The filings request a $6.5 million electric base revenue decrease and a $1.1 million gas base revenue decrease.  As part of the filing, Entergy New Orleans is also requesting to increase annual funding for its storm reserve by approximately $3.7 million.  The new rates would be effective, if approved, with the first billing cycle in October 2011.  The City Council’s and its Advisors’ review of these filings is pending.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$132,521	$119,666	$248,511	$244,632
Natural gas	17,977	18,915	60,243	74,048
TOTAL	150,498	138,581	308,754	318,680

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	34,832	11,867	80,685	71,958
Purchased power	51,475	60,229	99,381	109,138
Other operation and maintenance	28,960	37,053	56,106	65,181
Taxes other than income taxes	10,131	10,125	21,152	22,071
Depreciation and amortization	8,906	8,816	17,898	17,525
Other regulatory charges - net	478	568	957	1,332
TOTAL	134,782	128,658	276,179	287,205

OPERATING INCOME	15,716	9,923	32,575	31,475

OTHER INCOME
Allowance for equity funds used during construction	116	192	222	361
Interest and investment income	9	162	63	296
Miscellaneous - net	(293)	(287)	(529)	(471)
TOTAL	(168)	67	(244)	186

INTEREST EXPENSE
Interest expense	2,764	3,536	5,553	7,593
Allowance for borrowed funds used during construction	(52)	(92)	(100)	(174)
TOTAL	2,712	3,444	5,453	7,419

INCOME BEFORE INCOME TAXES	12,836	6,546	26,878	24,242

Income taxes	4,626	1,079	9,785	7,214

NET INCOME	8,210	5,467	17,093	17,028

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO
COMMON STOCK	$7,969	$5,226	$16,611	$16,546

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
	2011	2010
	(In Thousands)
OPERATING ACTIVITIES
Net income	$17,093	$17,028
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	17,898	17,525
Deferred income taxes, investment tax credits, and non-current taxes accrued	(13,330)	29,868
Changes in working capital:
Receivables	(2,865)	4,508
Fuel inventory	(4,836)	(919)
Accounts payable	(9,271)	1,960
Prepaid taxes and taxes accrued	20,023	(24,619)
Interest accrued	(357)	(672)
Deferred fuel costs	(6,532)	(4,910)
Other working capital accounts	2,287	(13,168)
Changes in provisions for estimated losses	3,280	(7,875)
Changes in other regulatory assets	4,920	7,627
Changes in pension and other postretirement liabilities	(8,770)	(3,823)
Other	(442)	27,298
Net cash flow provided by operating activities	19,098	49,828

INVESTING ACTIVITIES
Construction expenditures	(28,400)	(35,568)
Allowance for equity funds used during construction	222	361
Change in money pool receivable - net	(16,228)	18,071
Investment in affiliates	3,256	-
Changes in other investments - net	(3,022)	6,910
Net cash flow used in investing activities	(44,172)	(10,226)

FINANCING ACTIVITIES
Retirement of long-term debt	-	(74,993)
Dividends paid:
Common stock	(12,600)	(14,900)
Preferred stock	(482)	(482)
Other	(589)	(23)
Net cash flow used in financing activities	(13,671)	(90,398)

Net decrease in cash and cash equivalents	(38,745)	(50,796)

Cash and cash equivalents at beginning of period	54,986	191,191

Cash and cash equivalents at end of period	$16,241	$140,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$5,427	$7,936

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$714	$1,386
Temporary cash investments	15,527	53,600
Total cash and cash equivalents	16,241	54,986
Accounts receivable:
Customer	37,659	38,160
Allowance for doubtful accounts	(628)	(734)
Associated companies	61,268	44,842
Other	4,835	1,824
Accrued unbilled revenues	19,151	19,100
Total accounts receivable	122,285	103,192
Accumulated deferred income taxes	15,489	15,092
Fuel inventory - at average cost	7,482	2,646
Materials and supplies - at average cost	9,667	9,896
Prepayments and other	9,752	5,375
TOTAL	180,916	191,187

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	8,975	5,953
TOTAL	9,991	6,969

UTILITY PLANT
Electric	811,824	822,003
Natural gas	208,902	206,148
Construction work in progress	8,649	11,669
TOTAL UTILITY PLANT	1,029,375	1,039,820
Less - accumulated depreciation and amortization	517,410	531,871
UTILITY PLANT - NET	511,965	507,949

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	130,035	135,282
Other	5,974	8,081
TOTAL	140,089	147,443

TOTAL ASSETS	$842,961	$853,548

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$22,780	$25,140
Other	23,326	30,093
Customer deposits	21,524	21,206
Taxes accrued	20,023	-
Interest accrued	2,471	2,828
Deferred fuel costs	395	6,927
System agreement cost equalization	21,779	15,510
Other	2,503	2,655
TOTAL CURRENT LIABILITIES	114,801	104,359

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	165,868	180,290
Accumulated deferred investment tax credits	1,687	1,835
Regulatory liability for income taxes - net	42,250	40,142
Asset retirement cost liabilities	3,513	3,396
Accumulated provisions	14,486	11,206
Pension and other postretirement liabilities	40,045	48,815
Long-term debt	166,714	167,215
Gas system rebuild insurance proceeds	68,380	75,700
Other	9,800	9,184
TOTAL NON-CURRENT LIABILITIES	512,743	537,783

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2011
and 2010	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	125,599	121,588
TOTAL	195,637	191,626

TOTAL LIABILITIES AND EQUITY	$842,961	$853,548

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2009	$33,744	$36,294	$138,548	$208,586

Net income	-	-	17,028	17,028
Common stock dividends	-	-	(14,900)	(14,900)
Preferred stock dividends	-	-	(482)	(482)

Balance at June 30, 2010	$33,744	$36,294	$140,194	$210,232

Balance at December 31, 2010	$33,744	$36,294	$121,588	$191,626

Net income	-	-	17,093	17,093
Common stock dividends	-	-	(12,600)	(12,600)
Preferred stock dividends	-	-	(482)	(482)

Balance at June 30, 2011	$33,744	$36,294	$125,599	$195,637

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$41	$41	$-	-
Commercial	39	41	(2)	(5)
Industrial	8	9	(1)	(11)
Governmental	15	17	(2)	(12)
Total retail	103	108	(5)	(5)
Sales for resale:
Associated companies	21	2	19	950
Other	9	10	(1)	(10)
Total	$133	$120	$13	11

Billed Electric Energy
Sales (GWh):
Residential	424	379	45	12
Commercial	480	458	22	5
Industrial	129	134	(5)	(4)
Governmental	196	191	5	3
Total retail	1,229	1,162	67	6
Sales for resale:
Associated companies	281	24	257	1,071
Non-associated companies	5	1	4	400
Total	1,515	1,187	328	28

	Six Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$82	$87	$(5)	(6)
Commercial	74	78	(4)	(5)
Industrial	15	16	(1)	(6)
Governmental	29	32	(3)	(9)
Total retail	200	213	(13)	(6)
Sales for resale:
Associated companies	39	22	17	77
Other	10	10	-	-
Total	$249	$245	$4	2

Billed Electric Energy
Sales (GWh):
Residential	891	865	26	3
Commercial	919	886	33	4
Industrial	241	241	-	-
Governmental	379	374	5	1
Total retail	2,430	2,366	64	3
Sales for resale:
Associated companies	598	304	294	97
Non-associated companies	11	9	2	22
Total	3,039	2,679	360	13

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2011 Compared to Second Quarter 2010

Net income remained relatively flat, increasing $0.8 million, primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by lower other income.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net income increased $4.1 million primarily due to higher net revenue and lower interest expense, partially offset by lower other income.

Net Revenue

Second Quarter 2011 Compared to Second Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2011 to the second quarter 2010.

Amount
(In Millions)

2010 net revenue	$139.7
Retail electric price	11.1
Volume/weather	6.1
Net wholesale revenue	(7.5)
Purchased power capacity	(7.4)
Other	0.1
2011 net revenue	$142.1

The retail electric price variance is primarily due to rate actions, including an annual base rate increase of $59 million beginning August 2010, with an additional increase of $9 million beginning May 2011, as a result of the settlement of the December 2009 rate case.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales compared to the same period in the prior year.

The net wholesale revenue variance is primarily due to higher revenue in 2010 as a result of sales to Entergy Gulf States Louisiana.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $58.1 million in gross wholesale revenues due to a decrease in sales to affiliated customers; and
•
a decrease of $47.8 million in fuel cost recovery revenues due to lower fuel rates and the interim fuel refund of $15 million in the second quarter 2011.  The interim fuel refund and the PUCT approval is discussed in Note 2 to the financial statements in the Form 10-K.

The decrease was partially offset by:

•	an increase of $63 million in rider revenues due to lower System Agreement credits to customers in 2011;
•	base rate increases effective August 2010 and May 2011, as discussed above; and
•	an increase of $6.1 million related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as a result of lower fuel revenues, as discussed above, partially offset by an increase in the average market price of purchased power.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2011 to the second quarter 2010.

Amount
(In Millions)

2010 net revenue	$260.8
Retail electric price	21.6
Volume/weather	10.0
Purchased power capacity	(13.7)
Net wholesale revenue	(7.6)
Other	(1.8)
2011 net revenue	$269.3

The retail electric price variance is primarily due to rate actions, including an annual base rate increase of $59 million beginning August 2010, with an additional increase of $9 million beginning May 2011, as a result of the settlement of the December 2009 rate case.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement.

The volume/weather variance is primarily due to an increase of 377 GWh, or 5%, in billed electricity usage.  Usage in the industrial sector increased primarily in the chemicals and refining industries.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The net wholesale revenue variance is primarily due to a decrease in sales to municipal and co-op customers compared to the same period in 2010.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to:

•	a decrease of $64.9 million in gross wholesale revenues due to a decrease in sales to affiliated customers; and
•
a decrease of $25 million in fuel cost recovery revenues due to lower fuel rates, offset by lower interim fuel refunds in 2011 versus 2010.  The interim fuel refunds and the PUCT approvals are discussed in Note 2 to the financial statements in the Form 10-K.

The decrease was partially offset by:

•	an increase of $44.2 million in rider revenues due to lower System Agreement credits to customers in 2011;
•	base rate increases effective August 2010 and May 2011, as discussed above; and
•	an increase of $10 million related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as a result of lower fuel revenues, as discussed above, partially offset by an increase in the average market price of purchased power.

Other regulatory charges decreased primarily due to the distribution in the first quarter 2011 of $17.4 million to customers of the 2007 rough production cost equalization remedy receipts.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rough production cost equalization proceedings.

Other Income Statement Variances

Second Quarter 2011 Compared to Second Quarter 2010

Other operation and maintenance expenses decreased primarily due to a decrease of $6.1 million in fossil expenses due to higher plant outage expenses in 2010 due to the larger scope of the outages in 2010.  The decrease was partially offset by:

•	an increase of $0.9 million due to a change in the classification of over-recovery of energy efficiency costs, which has no effect on net income;
•	an increase of $0.7 million in transmission expenses primarily due to higher transmission equalization expenses in 2011; and
•	several individually insignificant items.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to less construction work in progress in 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.3 million due to a change in the classification of over-recovery of energy efficiency costs, which has no effect on net income;
•	an increase of $1.7 million in transmission expenses primarily due to higher transmission equalization expenses in 2011; and
•	several individually insignificant items.

The increase was partially offset by a decrease of $7.1 million in fossil expenses due to higher plant outage expenses in 2010 due to the larger scope of the outages in 2010.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to less construction work in progress in 2011 and a decrease in contributions in aid of construction on prepaid transmission projects in 2011.

Interest expense decreased primarily due to the pay-off of debt assumption agreement liabilities in June 2010 and lower interest on deferred fuel costs, partially offset by the issuance of $200 million of 3.60% Series first mortgage bonds in May 2010.

Income Taxes

The effective income tax rate was 38.1% for the second quarter 2011 and 38.0% for the six months ended June 30, 2011.  The differences in the effective income tax rate for the second quarter 2011 and for the six months ended June 30, 2011 versus the federal statutory rate of 35% are primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to allowance for equity funds used during construction.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$35,342	$200,703

Cash flow provided by (used in):
Operating activities	25,917	4,680
Investing activities	(50,767)	(60,964)
Financing activities	(10,149)	(42,655)
Net decrease in cash and cash equivalents	(34,999)	(98,939)

Cash and cash equivalents at end of period	$343	$101,764

Operating Activities

Net cash flow provided by operating activities increased $21.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to $73 million of fuel cost refunds for the six months ended June 30, 2011 versus $99 million of fuel cost refunds for the six months ended June 30, 2010.  See Note 2 to the financial statements herein for discussion of the 2011 fuel cost refund and see Note 2 in the Form 10-K for discussion of the 2010 fuel cost refund.

Investing Activities

Net cash flow used in investing activities decreased $10.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the timing of remittances to and payments from the transition charge account as a result of the issuance of $546 million in securitization bonds in November 2009, partially offset by money pool activity.  See Note 5 to the financial statements in the Form 10-K for further discussion of the issuance of the securitization bonds.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $13.7 million for the six months ended June 30, 2011 compared to decreasing by $34.8 million for the six months ended June 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $32.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to:

•	the retirement of $177.3 million of debt assumption liabilities and securitization bonds in 2010 compared to the retirement of $31.2 million of securitization bonds in 2011;
•	the decrease of $63.9 million in common equity distributions; and
•	money pool activity.

This decrease was partially offset by the issuance of $200 million of 3.60% Series mortgage bonds in May 2010.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $21.1 million for the six months ended June 30, 2011.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2011	December 31, 2010

Debt to capital	65.4%	66.8%
Effect of excluding the securitization bonds	(15.7)%	(16.0)%
Debt to capital, excluding securitization bonds (1)	49.7%	50.8%
Effect of subtracting cash	0.0%	(1.0)%
Net debt to net capital, excluding securitization bonds (1)	49.7%	49.8%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing portion and the debt assumption liability.  Capital consists of debt and shareholder’s equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas’s financial condition.

Uses and Sources of Capital

           See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
(In Thousands)

($21,067)	$13,672	$34,505	$69,317

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of June 30, 2011.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

In December 2010, Entergy Texas filed with the PUCT a request to refund fuel cost recovery over-collections through October 2010.  Pursuant to a stipulation among the parties that was approved by the PUCT in March 2011, Entergy Texas refunded over-collections through November 2010 of approximately $73 million, including interest through the refund period.  The refund was made for most customers over a three-month period that began with the February 2011 billing cycle.

Federal Regulation

See "System Agreement" and "Independent Coordinator of Transmission" in the "Rate, Cost-recovery, and Other Regulation" section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$444,423	$471,153	$793,307	$807,359

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	75,742	128,897	119,823	135,456
Purchased power	210,847	188,882	391,511	381,576
Other operation and maintenance	49,677	51,954	96,918	95,323
Taxes other than income taxes	15,030	14,234	29,887	30,759
Depreciation and amortization	19,710	19,880	39,236	39,008
Other regulatory charges - net	15,735	13,691	12,657	29,539
TOTAL	386,741	417,538	690,032	711,661

OPERATING INCOME	57,682	53,615	103,275	95,698

OTHER INCOME
Allowance for equity funds used during construction	781	3,497	1,547	4,138
Interest and investment income	2,048	2,582	2,738	3,636
Miscellaneous - net	(795)	(305)	(970)	1,149
TOTAL	2,034	5,774	3,315	8,923

INTERET EXPENSE
Interest expense	22,964	25,294	45,041	49,202
Allowance for borrowed funds used during construction	(542)	(2,031)	(1,068)	(2,511)
TOTAL	22,422	23,263	43,973	46,691

INCOME BEFORE INCOME TAXES	37,294	36,126	62,617	57,930

Income taxes	14,197	13,793	23,794	23,179

NET INCOME	$23,097	$22,333	$38,823	$34,751

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$38,823	$34,751
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning	39,236	39,008
Deferred income taxes, investment tax credits, and non-current taxes accrued	24,535	96,423
Changes in working capital:
Receivables	(49,396)	(85,930)
Fuel inventory	179	315
Accounts payable	43,543	60,626
Taxes accrued	(10,501)	(67,785)
Interest accrued	(789)	8,031
Deferred fuel costs	(62,683)	(38,134)
Other working capital accounts	5,188	(56,630)
Changes in provisions for estimated losses	(89)	(2,200)
Changes in other regulatory assets	36,660	33,603
Changes in pension and other postretirement liabilities	(13,603)	(6,181)
Other	(25,186)	(11,217)
Net cash flow provided by operating activities	25,917	4,680

INVESTING ACTIVITIES
Construction expenditures	(75,623)	(79,704)
Allowance for equity funds used during construction	1,547	4,138
Change in money pool receivable - net	13,672	34,812
Increase in other investments	-	2,318
Remittances to transition charge account	(39,178)	(40,800)
Payments from transition charge account	48,815	18,272
Net cash flow used in investing activities	(50,767)	(60,964)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	198,534
Retirement of long-term debt	(31,177)	(177,289)
Change in money pool payable - net	21,067	-
Dividends paid:
Common stock	-	(63,900)
Other	(39)	-
Net cash flow used in financing activities	(10,149)	(42,655)

Net decrease in cash and cash equivalents	(34,999)	(98,939)

Cash and cash equivalents at beginning of period	35,342	200,703

Cash and cash equivalents at end of period	$343	$101,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$43,659	$39,083
Income taxes	$-	$1,745

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$305	$1,719
Temporary cash investments	38	33,623
Total cash and cash equivalents	343	35,342
Securitization recovery trust account	30,994	40,632
Accounts receivable:
Customer	74,408	56,358
Allowance for doubtful accounts	(2,000)	(2,185)
Associated companies	58,429	53,128
Other	10,622	11,605
Accrued unbilled revenues	52,642	39,471
Total accounts receivable	194,101	158,377
Accumulated deferred income taxes	38,191	44,752
Fuel inventory - at average cost	53,693	53,872
Materials and supplies - at average cost	28,869	28,842
Prepayments and other	8,358	14,856
TOTAL	354,549	376,673

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	804	812
Non-utility property - at cost (less accumulated depreciation)	1,077	1,223
Other	17,697	17,037
TOTAL	19,578	19,072

UTILITY PLANT
Electric	3,276,716	3,205,566
Construction work in progress	77,057	80,096
TOTAL UTILITY PLANT	3,353,773	3,285,662
Less - accumulated depreciation and amortization	1,273,422	1,245,729
UTILITY PLANT - NET	2,080,351	2,039,933

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	125,495	127,046
Other regulatory assets (includes securitization property of $739,700 as of June 30, 2011 and $763,841 as of December 31, 2010)	1,128,113	1,168,960
Long-term receivables - associated companies	31,791	32,596
Other	21,568	19,584
TOTAL	1,306,967	1,348,186

TOTAL ASSETS	$3,761,445	$3,783,864

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$133,018	$69,862
Other	72,476	70,325
Customer deposits	37,486	38,376
Taxes accrued	18,050	28,551
Interest accrued	32,888	33,677
Deferred fuel costs	14,747	77,430
Pension and other postretirement liabilities	1,197	1,354
Other	3,986	4,222
TOTAL	313,848	323,797

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	847,633	829,668
Accumulated deferred investment tax credits	20,137	20,936
Other regulatory liabilities	6,271	26,178
Asset retirement cost liabilities	3,759	3,651
Accumulated provisions	5,231	5,320
Pension and other postretirement liabilities	59,121	72,724
Long-term debt (includes securitization bonds of $775,901 as of June 30, 2011 and $807,066 as of December 31, 2010)	1,628,270	1,659,230
Other	14,062	18,070
TOTAL	2,584,484	2,635,777

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2011 and 2010	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	331,667	292,844
TOTAL	863,113	824,290

TOTAL LIABILITIES AND EQUITY	$3,761,445	$3,783,864

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2009	$49,452	$481,994	$313,044	$844,490

Net income	-	-	34,751	34,751
Common stock dividends	-	-	(63,900)	(63,900)

Balance at June 30, 2010	$49,452	$481,994	$283,895	$815,341

Balance at December 31, 2010	$49,452	$481,994	$292,844	$824,290

Net income	-	-	38,823	38,823

Balance at June 30, 2011	$49,452	$481,994	$331,667	$863,113

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$142	$125	$17	14
Commercial	89	85	4	5
Industrial	96	82	14	17
Governmental	6	6	-	-
Total retail	333	298	35	12
Sales for resale
Associated companies	74	133	(59)	(44)
Non-associated companies	16	14	2	14
Other	21	26	(5)	(19)
Total	$444	$471	$(27)	(6)

Billed Electric Energy
Sales (GWh):
Residential	1,331	1,251	80	6
Commercial	1,083	1,044	39	4
Industrial	1,613	1,402	211	15
Governmental	73	64	9	14
Total retail	4,100	3,761	339	9
Sales for resale
Associated companies	1,161	1,019	142	14
Non-associated companies	280	236	44	19
Total	5,541	5,016	525	10

	Six Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$268	$238	$30	13
Commercial	162	151	11	7
Industrial	159	149	10	7
Governmental	11	11	-	-
Total retail	600	549	51	9
Sales for resale
Associated companies	129	190	(61)	(32)
Non-associated companies	36	39	(3)	(8)
Other	28	29	(1)	(3)
Total	$793	$807	$(14)	(2)

Billed Electric Energy
Sales (GWh):
Residential	2,714	2,751	(37)	(1)
Commercial	2,074	2,029	45	2
Industrial	3,061	2,705	356	13
Governmental	142	129	13	10
Total retail	7,991	7,614	377	5
Sales for resale
Associated companies	1,989	1,651	338	20
Non-associated companies	601	694	(93)	(13)
Total	10,581	9,959	622	6

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy’s principal asset consists of a 78.5% ownership interest and 11.5% leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues.

Second Quarter 2011 Compared to Second Quarter 2010

Net income increased $1.5 million as lower interest expense and higher other income were in large part offset by a decrease in rate base that contributed to lower operating income.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net income remained relatively flat as lower interest expense and higher other income were in large part offset by a decrease in rate base that contributed to lower operating income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$263,772	$264,482

Cash flow provided by (used in):
Operating activities	142,079	129,154
Investing activities	(219,374)	(99,483)
Financing activities	(118,071)	23,855
Net increase (decrease) in cash and cash equivalents	(195,366)	53,526

Cash and cash equivalents at end of period	$68,406	$318,008

Operating Activities

Net cash provided by operating activities increased $12.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to a Grand Gulf refueling outage in 2010 and no refueling outage planned  in 2011, partially offset by an increase of $14.4 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

System Energy Resouces, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash used in investment activities increased $119.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to:

•	the proceeds from the transfer, in the first quarter 2010, of $100.3 million in development costs related to Entergy New Nuclear Development, LLC, as discussed in the Form 10-K;
•	money pool activity;
•	an increase of $35 million in construction expenditures primarily due to the Grand Gulf power uprate project;
•	the repayment in 2010 of $25.6 million by Entergy New Orleans of a note issued in resolution of its bankruptcy proceedings; and
•
a $20 million loan made to another Entergy subsidiary under an intercompany credit agreement between Entergy New Nuclear Development, LLC (a subsidiary of System Energy) and that affiliate.  The interest rate at June 30, 2011 was 4.31%.

The increase was partially offset by a decrease of $91.6 million in nuclear fuel purchases due to the timing of refueling outages and the purchase of nuclear fuel from System Fuels because the Utility companies will now purchase nuclear fuel as System Fuels procures it, rather than primarily at the time of refueling activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow, and System Energy’s receivable from the money pool increased $61.7 million in the six months ended June 30, 2011 compared to increasing $15.5 million in the six months ended June 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities used $118.1 million for the six months ended June 30, 2011 compared to providing $23.9 million for the six months ended June 30, 2010 primarily due to the repayment of $37.8 million in commercial paper in the six months ended June 30, 2011 as compared to the issuance of $62.7 million in commercial paper and $60 million of 5.33% Series G notes by the nuclear fuel company variable interest entity in the same period in 2010.  See Note 4 to the financial statements herein and in the Form 10-K for a discussion of this activity.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2011	December 31, 2010

Debt to capital	49.2%	51.7%
Effect of subtracting cash	(2.3)%	(9.0)%
Net debt to net capital	46.9%	42.7%

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

System Energy Resouces, Inc.
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

System Energy’s receivables from the money pool were as follows:

June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
(In Thousands)

$159,655	$97,948	$105,977	$90,507

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy’s accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.  The following is an update to that discussion.

Nuclear Decommissioning Costs

In the first quarter 2011, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $38.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$129,120	$124,419	$257,515	$253,002

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	19,485	12,307	39,175	27,625
Nuclear refueling outage expenses	4,067	4,545	8,089	9,218
Other operation and maintenance	34,886	31,405	63,843	60,290
Decommissioning	7,614	7,772	15,816	15,406
Taxes other than income taxes	5,790	6,058	11,213	12,089
Depreciation and amortization	25,583	24,930	54,246	53,301
Other regulatory credits - net	(2,301)	(4,890)	(5,250)	(5,615)
TOTAL	95,124	82,127	187,132	172,314

OPERATING INCOME	33,996	42,292	70,383	80,688

OTHER INCOME
Allowance for equity funds used during construction	5,376	2,414	9,521	4,232
Interest and investment income	2,508	1,236	5,049	6,622
Miscellaneous - net	(145)	(97)	(249)	(229)
TOTAL	7,739	3,553	14,321	10,625

INTEREST EXPENSE
Interest expense	7,736	12,411	19,125	22,720
Allowance for borrowed funds used during construction	(1,563)	(835)	(2,916)	(1,465)
TOTAL	6,173	11,576	16,209	21,255

INCOME BEFORE INCOME TAXES	35,562	34,269	68,495	70,058

Income taxes	13,576	13,827	27,173	29,003

NET INCOME	$21,986	$20,442	$41,322	$41,055

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)
OPERATING ACTIVITIES
Net income	$41,322	$41,055
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	98,127	88,363
Deferred income taxes, investment tax credits, and non-current taxes accrued	(32,655)	(50,759)
Changes in working capital:
Receivables	6,926	6,207
Accounts payable	7,807	(397)
Prepaid taxes	49,348	68,652
Interest accrued	(43,112)	(39,416)
Other working capital accounts	2,383	(24,959)
Changes in provision for estimated losses	-	(2,009)
Changes in other regulatory assets	34,791	(9,292)
Changes in pension and other postretirement liabilities	(19,837)	(5,602)
Other	(3,021)	57,311
Net cash flow provided by operating activities	142,079	129,154

INVESTING ACTIVITIES
Construction expenditures	(105,653)	(70,695)
Proceeds from the transfer of development costs	-	100,280
Allowance for equity funds used during construction	9,521	4,232
Nuclear fuel purchases	(37,709)	(129,331)
Proceeds from the sale of nuclear fuel	12,420	-
Proceeds from nuclear decommissioning trust fund sales	106,528	138,232
Investment in nuclear decommissioning trust funds	(122,774)	(152,291)
Loan to affiliate	(20,000)	-
Changes in money pool receivable - net	(61,707)	(15,470)
Changes in other investments	-	25,560
Net cash flow used in investing activities	(219,374)	(99,483)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	57,859
Retirement of long-term debt	(38,161)	(41,715)
Changes in credit borrowings - net	(37,763)	44,411
Dividends paid:
Common stock	(39,300)	(36,700)
Other	(2,847)	-
Net cash flow provided by (used in) financing activities	(118,071)	23,855

Net increase (decrease) in cash and cash equivalents	(195,366)	53,526

Cash and cash equivalents at beginning of period	263,772	264,482

Cash and cash equivalents at end of period	$68,406	$318,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$23,592	$18,305

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$680	$903
Temporary cash investments	67,726	262,869
Total cash and cash equivalents	68,406	263,772
Accounts receivable:
Associated companies	201,528	147,180
Other	5,503	5,070
Total accounts receivable	207,031	152,250
Loan to affiliate	20,000	-
Materials and supplies - at average cost	86,432	84,077
Deferred nuclear refueling outage costs	14,337	22,627
Prepaid taxes	18,691	68,039
Prepayments and other	4,699	1,142
TOTAL	419,596	591,907

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	417,471	387,876
TOTAL	417,471	387,876

UTILITY PLANT
Electric	3,374,061	3,362,422
Property under capital lease	480,899	489,175
Construction work in progress	292,016	210,536
Nuclear fuel	147,965	155,282
TOTAL UTILITY PLANT	4,294,941	4,217,415
Less - accumulated depreciation and amortization	2,462,681	2,417,811
UTILITY PLANT - NET	1,832,260	1,799,604

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	126,755	126,642
Other regulatory assets	260,067	296,715
Other	22,540	21,326
TOTAL	409,362	444,683

TOTAL ASSETS	$3,078,689	$3,224,070

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$40,163	$33,740
Short-term borrowings	501	38,264
Accounts payable:
Associated companies	5,115	6,520
Other	42,972	38,447
Accumulated deferred income taxes	4,661	8,508
Interest accrued	12,969	56,081
Other	2,263	2,258
TOTAL	108,644	183,818

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	614,203	617,012
Accumulated deferred investment tax credits	53,017	54,755
Other regulatory liabilities	226,452	201,364
Decommissioning	429,708	452,782
Pension and other postretirement liabilities	85,408	105,245
Long-term debt	746,848	796,728
Other	21	-
TOTAL	2,155,657	2,227,886

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2011 and 2010	789,350	789,350
Retained earnings	25,038	23,016
TOTAL	814,388	812,366

TOTAL LIABILITIES AND EQUITY	$3,078,689	$3,224,070

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Retained Earnings	Total
Balance at December 31, 2009	$789,350	$40,592	$829,942

Net income	-	41,055	41,055
Common stock dividends	-	(36,700)	(36,700)

Balance at June 30, 2010	$789,350	$44,947	$834,297

Balance at December 31, 2010	$789,350	$23,016	$812,366

Net income	-	41,322	41,322
Common stock dividends	-	(39,300)	(39,300)

Balance at June 30, 2011	$789,350	$25,038	$814,388

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

4/01/2011-4/30/2011	310,000	$67.58	310,000	$500,000,000
5/01/2011-5/31/2011	135,000	$69.13	135,000	$500,000,000
6/01/2011-6/30/2011	1,100,000	$68.11	1,100,000	$425,083,376
Total	1,545,000	$68.09	1,545,000

(1)
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

Item 5.  Other Information

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Hazardous Air Pollutants

The EPA is developing a Maximum Achievable Control Technology retrofit standard for new and existing coal and oil-fired units.  In 2009 the EPA issued an Information Collection Request to gather data needed for promulgation of Hazardous Air Pollutant regulations.  In May 2011 the EPA published the proposed rule to regulate Hazardous Air Pollutants for Electric Generating Utilities, and the final rule is expected in November 2011.  Entergy is reviewing the proposal and remains involved in the current rulemaking process.

Interstate Air Transport

In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which was intended to reduce SO2 and NOx emissions from electric generation plants in order to improve air quality in twenty-nine eastern states.  The rule required a combination of investment of capital to install pollution control equipment and increased operating costs through the purchase of emission allowances.  Entergy began implementation in 2007, including installation of controls at several facilities and the development of an emission allowance procurement strategy.

Based on several court challenges, the CAIR was vacated and remanded to the EPA by the D.C. Circuit in 2008.  The court allowed the CAIR to become effective on January 1, 2009, while the EPA revised the rule.  The EPA released the proposed Transport Rule to replace the CAIR on July 9, 2010.  On July 7, 2011, the EPA released its final Cross-State Air Pollution Rule (CSAPR, which previously was referred to as the Transport Rule).  The rule, which will be effective 60 days after it is published in the Federal Register, is directed at limiting the interstate transport of emissions of NOx and SO2 as precursors to ozone and fine particulate matter.  The final rule provides a significantly lower number of allowances to Entergy’s Utility states than did the draft rule.  Entergy’s capital investment and annual allowance purchase costs under the CSAPR will depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, generation unit utilization, and the availability and cost of purchased power.  Entergy continues to review the implications of the final rule.

Nelson Unit 6 (Entergy Gulf States Louisiana)

Entergy Gulf States Louisiana self-reported to the Louisiana Department of Environmental Quality (LDEQ) potential exceedances of annual carbon monoxide emission limits at the Nelson Unit 6 coal-fired facility for the years 2006-2010 and the failure to report these potential exceedances in semi-annual reporting and in annual Title V compliance certifications.  Entergy Gulf States Louisiana is not required to monitor carbon monoxide emissions from Nelson Unit 6 on a regular or continuous schedule.  Stack tests performed in 2010 appear to indicate carbon monoxide emissions in excess of the maximum hourly limit for three 1-hour test runs and the annual limit.  Comparison of the 2010 stack tests with the most recent previous tests from 2006, however, appear to indicate that the permit limits were calculated incorrectly and should have been higher.  The 2010 test emission levels did not cause a violation of National Ambient Air Quality Standards.  Additionally, the 2010 stack testing, which was performed in compliance with an EPA data request connected to the EPA’s development of a new air emissions rule, was not taken during a period of normal and representative operations for Nelson Unit 6.  Entergy Gulf States Louisiana continues to develop data regarding this matter in coordination with the LDEQ.

Clean Water Act

NPDES Permits and Section 401 Water Quality Certifications

Indian Point

See the Form 10-K for a discussion of Indian Point permitting and water quality certification proceedings.  On June 21, 2011, Entergy filed notice with the NRC that the NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, has taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, has waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act.  Entergy submitted its application for a water quality certification to the NYSDEC in April 2009, with a reservation of rights regarding the applicability of Section 401 in this case.  After Entergy submitted certain additional information in response to NYSDEC requests for additional information, in February 2010 the NYSDEC staff determined that Entergy’s water quality certification application was complete.  In April 2010 the NYSDEC staff issued a proposed notice of denial of Entergy’s water quality certification application (the Notice).  NYSDEC staff’s Notice triggered an administrative adjudicatory hearing before NYSDEC ALJs on the proposed Notice that remains ongoing, but no final decision has been rendered.  The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification.  The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued on July 15, 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues.  The hearing is currently expected to begin in the fourth quarter 2011.

316(b) Cooling Water Intake Structures

See the Form 10-K for a discussion of the EPA regulations finalized in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures.  The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts.  Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule.  In January 2007, the U.S. Second Circuit Court of Appeals remanded the rule to the EPA for reconsideration.  The court instructed the EPA to reconsider several aspects of the rule that were beneficial to businesses affected by the rule after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule.  In April 2008, the U.S. Supreme Court agreed to review the Second Circuit decision on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to businesses affected by the rule that the Second Circuit disallowed.  In March 2009, the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration.  The EPA reissued the proposed rule in April 2011, with finalization anticipated by July 27, 2012.  Entergy currently is reviewing the revised proposed rule.

Other Environmental Matters

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas that the TCEQ believes those entities are PRPs concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination exists at the site.  Entergy Gulf States, Inc. and Entergy Louisiana sent transformers to this facility during the 1980s.  Entergy Gulf States Louisiana, Entergy Texas, Entergy Louisiana, and Entergy Arkansas responded to an information request from the TCEQ and continue to cooperate in this investigation.  Entergy Gulf States Louisiana, Entergy Texas, and Entergy Louisiana joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies’ involvement at the site, while Entergy Arkansas and

Entergy New Orleans likely will pay de minimis amounts.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy’s total share of remediation costs likely will be less than $1 million.  The TCEQ approved an agreed administrative order in September 2006 that allows the implementation of a Remedial Investigation/Feasibility Study at the SESCO site; with the ultimate disposition being a remedial action to remove contaminants of concern.  The TCEQ approved the Remedial Investigation Work Plan in May 2007 and field sampling began in July 2007.  Off-site removal activities of PCB-impacted soil and debris were completed at the site in December 2010.  The Remedial Investigation report was submitted in February 2011 to the TCEQ and was approved on April 15, 2011.  The PRP working group prepared a Feasibility Study and description of proposed site remediation and management actions for TCEQ’s review.  This information was submitted to the TCEQ in June 2011.

Property

Following is an update to the Entergy Wholesale Commodities, Property section of Part I, Item 1 of the Form 10-K.

Nuclear Generating Stations

As discussed further in the Form 10-K, the NRC operating license for Vermont Yankee was to expire in March 2012.  In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.  In July 2011 the Vermont Department of Public Service and the New England Coalition petitioned the United States Court of Appeals for the District of Columbia seeking a summary reversal of the NRC’s issuance of the renewed operating license alleging that the license had been issued without a valid and effective water quality certification under Section 401 of the Clean Water Act.  Entergy has intervened in the proceeding.  The current schedule calls for briefing of all summary motions to be complete in September 2011.  See Note 11 to the financial statements herein for additional discussion of Vermont Yankee.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2006	2007	2008	2009	2010	2011

Entergy Arkansas	3.37	3.19	2.33	2.39	3.91	4.07
Entergy Gulf States Louisiana	3.01	2.84	2.44	2.99	3.58	4.24
Entergy Louisiana	3.23	3.44	3.14	3.52	3.41	3.55
Entergy Mississippi	2.54	3.22	2.92	3.25	3.30	3.27
Entergy New Orleans	1.52	2.74	3.71	3.66	4.41	5.21
Entergy Texas	2.12	2.07	2.04	1.92	2.10	2.20
System Energy	4.05	3.95	3.29	3.73	3.64	3.80

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2006	2007	2008	2009	2010	2011

Entergy Arkansas	3.06	2.88	1.95	2.09	3.50	3.65
Entergy Gulf States Louisiana	2.90	2.73	2.42	2.95	3.53	4.18
Entergy Louisiana	2.90	3.08	2.87	3.27	3.13	3.23
Entergy Mississippi	2.34	2.97	2.67	3.01	3.06	3.02
Entergy New Orleans	1.35	2.54	3.45	3.38	3.97	4.57

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

	4(a) -	Seventy-second Supplemental Indenture, dated as of April 30, 2011, to Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944.

*	4(b) -	Twenty-ninth Supplemental Indenture, dated as of May 1, 2011, to Entergy Mississippi, Inc. Mortgage and Deed of Trust, dated as of February 1, 1988 (4.38 to Form 8-K dated May 13, 2011 in 1-31508).

*	10(a) -	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

	10(b) -	Entergy Corporation Outside Director Stock Program Established under the 2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries.

	12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.
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

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:  August 5, 2011