Form 10-Q
period 2011-09-30
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2011-11-07
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at October 31, 2011
Entergy Corporation	($0.01 par value)	176,116,403

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2010 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

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

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:
Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
bundled energy and capacity contract	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold
capacity contract	A contract for the sale of the installed capacity product in regional markets managed by ISO New England and the New York Independent System Operator
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
D.C. Circuit	U.S. Court of Appeals for the District of Columbia
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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

FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2010 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power

DEFINITIONS (Continued)

Abbreviation or Acronym	Term
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midwest Independent Transmission System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Offsetting positions	Transactions for the purchase of energy, generally to offset a firm LD transaction
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
percent of capacity sold forward	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions percent of planned generation sold forward
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts or options that mitigate price uncertainty that may or may not require regulatory approval

planned net MW in operation	Amount of capacity to be available to generate power and/or sell capacity considering uprates planned to be completed during the year
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to the buyer for any damages

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term
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

Results of Operations

Third Quarter 2011 Compared to Third Quarter 2010

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2011 to the third quarter 2010 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (1)	Entergy
	(In Thousands)

3rd Qtr 2010 Consolidated Net Income	$337,941	$143,721	$16,239	$497,901

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(203,858)	(32,623)	2,436	(234,045)
Other operation and maintenance expenses	(37,748)	(70,511)	8,392	(99,867)
Taxes other than income taxes	9,022	4,791	14	13,827
Depreciation and amortization	15,570	3,448	(58)	18,960
Other income	593	(7,858)	8,861	1,596
Interest expense	(6,197)	(636)	7,295	462
Other expenses	833	1,935	-	2,768
Income taxes (benefit)	(375,263)	33,351	38,145	(303,767)

3rd Qtr 2011 Consolidated Net Income	$528,459	$130,862	($26,252)	$633,069

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net income for Utility in the third quarter 2011 was significantly affected by a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue, because a portion of the benefits will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2011 to the third quarter 2010.

Amount
(In Millions)

2010 net revenue	$1,522
Mark-to-market tax settlement sharing	(199)
Volume/weather	(10)
Retail electric price	5
Other	1
2011 net revenue	$1,319

The mark-to-market tax settlement sharing variance results from a regulatory charge because a portion of the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to milder weather compared to the same period in the prior year.  Despite favorable weather in the third quarter 2011, the weather effect declined compared to the even warmer weather experienced in the third quarter 2010.  This was offset by an increase of 785 GWh in weather-adjusted usage, primarily in the industrial sector.  Entergy’s service territory continues to benefit from expansions as well as competitive industries and facilities located within the region.

The retail electric price variance is primarily due to:

•	rate actions at Entergy Texas, including a base rate increase effective August 2010 and an additional increase beginning May 2011; and
•	a formula rate plan increase at Entergy Louisiana effective May 2011.

These were partially offset by a formula rate plan decrease at Entergy New Orleans effective October 2010.  See Note 2 to the financial statements in the Form 10-K and herein for further discussion of these proceedings.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the third quarter 2011 to the third quarter 2010.

Amount
(In Millions)

2010 net revenue	$574
Realized price changes	(43)
Harrison County	(9)
Fuel expenses	(9)
Volume	41
Other	(12)
2011 net revenue	$542

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $32 million, or 6%, in the third quarter 2011 compared to the third quarter 2010 primarily due to:

•	lower pricing in its contracts to sell power;
•	the absence of the Harrison County plant, which was sold in December 2010; and
•	higher fuel expenses at the nuclear plants.

These factors were substantially offset by higher volume resulting from fewer planned and unplanned outage days in 2011 compared to the same period in 2010.

Following are key performance measures for Entergy Wholesale Commodities’ nuclear plants for the third quarter 2011 and 2010:

	2011	2010

Net MW in operation at September 30	4,998	4,998
Average realized revenue per MWh	$56.07	$61.41
GWh billed	10,645	9,888
Capacity factor	98%	91%
Refueling outage days:
FitzPatrick	-	18

Overall, including its non-nuclear plants, Entergy Wholesale Commodities billed 11,284 GWh in the third quarter 2011 and 10,736 GWh in the third quarter 2010, with average realized revenue per MWh of $55.87 in the third quarter 2011 and $61.51 in the third quarter 2010.

Realized Price per MWh

See the Form 10-K for a discussion of Entergy Wholesale Commodities nuclear business’s realized price per MWh, including the factors that influence it and the decrease in the annual average realized price per MWh to $59.16 in 2010 from $61.07 for 2009.  Entergy Wholesale Commodities’ nuclear business is almost certain to experience a decrease again in 2011 because, as shown in the contracted sale of energy table "Market and Credit Risk Sensitive Instruments," Entergy Wholesale Commodities has sold forward 94% of its planned nuclear energy output for the remainder of 2011 for an average contracted energy price of $52 per MWh.  In addition, Entergy Wholesale Commodities has sold forward 89% of its planned nuclear energy output for 2012 for an average contracted energy price of $49 per MWh.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $516 million for the third quarter 2010 to $478 million for the third quarter 2011 primarily due to:

•	a decrease of $24 million in compensation and benefits costs primarily resulting from an increase in the accrual for incentive-based compensation in 2010;
•
the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’ 2010 test year formula rate plan filing approved by the City Council in September 2011.  See Note 2 to the financial statements for further discussion of the 2010 test year formula rate plan filing and settlement; and

•	the amortization of $11 million of Entergy Texas rate case expenses in 2010. See Note 2 to the financial statements in the Form 10-K for further discussion of the Entergy Texas rate case settlement.

These decreases were partially offset by an increase of $7 million in nuclear expenses primarily due to higher labor costs.

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Entergy Wholesale Commodities

           Other operation and maintenance expenses decreased from $299 million for the third quarter 2010 to $229 million for the third quarter 2011 primarily due to:

•
the write-off of $25 million of capital costs in 2010, primarily for software that would not be utilized, and $11 million of additional costs incurred in 2010 in connection with Entergy's decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business;

•	a decrease in compensation and benefits costs resulting from an increase of $12 million in the accrual for incentive-based compensation in 2010;
•	the write-off of $10 million of capitalized engineering costs in 2010 associated with a potential uprate project; and
•	a decrease of $9 million due to the absence of expenses from the Harrison County plant, which was sold in December 2010.

Income Taxes

The effective income tax rates for the third quarters 2011 and 2010 were (23.2)% and 27.1%, respectively. The difference in the effective income tax rate versus the statutory rate of 35% for the third quarter 2011 is primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense of $422 million.  See Note 10 to the financial statements herein for further discussion of the settlement.  The difference in the effective income tax rate versus the statutory rate of 35% for the third quarter 2010 was primarily due to:

•
a favorable Tax Court decision holding that the U.K. Windfall Tax can be used as a credit for purposes of computing the U.S. foreign tax credit, which allows Entergy to reverse a previously established partial tax reserve of $43 million, included in Parent and Other, on the issue.  See Note 3 to the financial statements in the Form 10-K for further discussion of this tax litigation;

•	the recognition of a $14 million Louisiana state income tax benefit related to Act 55 storm cost financing; and
•	the reversal of a reserve of $13 million with respect to restructuring of business operations within the non-utility nuclear business.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Partially offsetting the decreased effective income tax rate were state income taxes and certain book and tax differences for Utility plant items.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (1)	Entergy
	(In Thousands)

2010 Consolidated Net Income	$711,085	$338,820	($12,906)	$1,036,999

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(173,625)	(128,423)	3,778	(298,270)
Other operation and maintenance expenses	(11,046)	(140,361)	17,091	(134,316)
Taxes other than income taxes	7,276	(1,117)	(263)	5,896
Depreciation and amortization	11,177	12,149	(46)	23,280
Other income	10,851	(35,617)	3,923	(20,843)
Interest expense	(32,679)	(52,428)	31,014	(54,093)
Other expenses	770	9,158	-	9,928
Income taxes (benefit)	(377,041)	27,728	9,158	(340,155)

2011 Consolidated Net Income	$949,854	$319,651	($62,159)	$1,207,346

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Net income for Utility for the nine months ended September 30, 2011 was significantly affected by a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue, because a portion of the benefits will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Amount
(In Millions)

2010 net revenue	$3,945
Mark-to-market tax settlement sharing	(199)
Net wholesale revenue	(15)
Purchased power capacity	(14)
Volume/weather	21
Retail electric price	31
Other	3
2011 net revenue	$3,772

The mark-to-market tax settlement sharing variance results from a regulatory charge because a portion of the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts and higher wholesale energy costs.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The volume/weather variance is primarily due to an increase of 1,986 GWh in weather-adjusted usage across all sectors.  Weather-adjusted residential retail sales growth reflected an increase in the number of customers.  Industrial sales growth has continued since the beginning of 2010.  Entergy’s service territory has benefited from the national manufacturing economy and exports, as well as industrial facility expansions.  Increases have been offset to some extent by declines in the paper, wood products, and pipeline segments.  The weather effect variance was relatively flat as favorable weather experienced in 2011 was comparable to that experienced in 2010.

The retail electric price variance is primarily due to:

•	a base rate increase at Entergy Arkansas effective July 2010;
•	rate actions at Entergy Texas, including a base rate increase effective August 2010 and an additional increase beginning May 2011; and
•	a formula rate plan increase at Entergy Louisiana effective May 2011.

These were partially offset by a formula rate plan decrease at Entergy New Orleans effective October 2010.  See Note 2 to the financial statements in the Form 10-K and herein for further discussion of these proceedings.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Amount
(In Millions)

2010 net revenue	$1,669
Realized price changes	(102)
Harrison County	(20)
Fuel expenses	(17)
Volume	22
Other	(11)
2011 net revenue	$1,541

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $128 million, or 8%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to:

•	lower pricing in its contracts to sell power;
•	the absence of the Harrison County plant, which was sold in December 2010; and
•	higher fuel expenses at the nuclear plants.

These factors were substantially offset by higher volume resulting from fewer planned and unplanned outage days in 2011 compared to the same period in 2010.

Following are key performance measures for Entergy Wholesale Commodities’ nuclear plants for the nine months ended September 30, 2011 and 2010:

	2011	2010

Net MW in operation at September 30	4,998	4,998
Average realized revenue per MWh	$55.31	$59.27
GWh billed	30,551	30,011
Capacity factor	93%	92%
Refueling outage days:
FitzPatrick	-	18
Indian Point 2	-	33
Indian Point 3	30	-
Pilgrim	25	-
Vermont Yankee	-	29

Overall, including its non-nuclear plants, Entergy Wholesale Commodities billed 32,455 GWh in the nine months ended September 30, 2011 and 32,362 GWh in the nine months ended September 30, 2010, with average realized revenue per MWh of $55.07 in the nine months ended September 30, 2011 and $59.32 in the nine months ended September 30, 2010.  See also the discussion in “Realized Price per MWh” in the Third Quarter 2011 Compared to Third Quarter 2010 section.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $1,422 million for the nine months ended September 30, 2010 to $1,411 million for the nine months ended September 30, 2011 primarily due to:

•	a decrease of $31 million in compensation and benefits costs primarily resulting from an increase in the accrual for incentive-based compensation in 2010;
•
the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’ 2010 test year formula rate plan filing approved by the City Council in September 2011.  See Note 2 to the financial statements for further discussion of the 2010 test year formula rate plan filing and settlement;

•	a decrease of $15 million in fossil expenses resulting from more outages in the first half of 2010; and
•	the amortization of $11 million of Entergy Texas rate case expenses in 2010. See Note 2 to the financial statements in the Form 10-K for further discussion of the Entergy Texas rate case settlement.

These decreases were partially offset by an increase of $24 million in nuclear expenses primarily due to higher labor and benefits costs, an increase of $8 million in legal expenses primarily resulting from an increase in legal and regulatory activity increasing the use of outside legal services, and several individually insignificant items.

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Interest expense decreased primarily due to:

•	the refinancing of long-term debt at lower interest rates by certain of the Utility operating companies;
•	a revision caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects; and
•	interest expense accrued in 2010 related to the expected result of the LPSC Staff audit of Entergy Gulf States Louisiana’s fuel adjustment clause for the period 1995 through 2004.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $809 million for the nine months ended September 30, 2010 to $669 million for the nine months ended September 30, 2011 primarily due to:

•
the write-off of $58 million of capital costs in 2010, primarily for software that would not be utilized, and $12 million of additional costs incurred in 2010 in connection with Entergy’s decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business;

•	a decrease of $22 million due to the absence of expenses from the Harrison County plant, which was sold in December 2010;
•	a decrease in compensation and benefits costs resulting from an increase of $18 million in the accrual for incentive-based compensation in 2010;
•	the write-off of $10 million of capitalized engineering costs in 2010 associated with a potential uprate project; and
•	a decrease of $11 million in spending on tritium remediation work.

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Other income decreased primarily due to a decrease in interest income earned on loans to the parent company, Entergy Corporation, and a decrease of $10 million in realized earnings on decommissioning trust fund investments.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense decreased primarily due to the write-off of $39 million of debt financing costs in 2010, primarily incurred for a $1.2 billion credit facility that will not be used, in connection with Entergy’s decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business.

Parent & Other

Interest expense increased primarily due to $1 billion of Entergy Corporation notes payable issued in September 2010, with the proceeds used to pay down the borrowings outstanding on Entergy Corporation’s revolving credit facility, which were at a lower interest rate.

Income Taxes

           The effective income tax rates for the nine months ended September 30, 2011 and 2010 were 14.0% and 34.1%, respectively.  The difference in the effective income tax rate versus the statutory rate of 35% for the nine months ended September 30, 2011 is primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense of $422 million.  See Note 10 to the financial statements herein for further discussion of the settlement.  The difference in the effective income tax rate versus the statutory rate of 35% for the nine months ended September 30, 2010 was primarily due to:

•
a favorable Tax Court decision holding that the U.K. Windfall Tax can be used as a credit for purposes of computing the U.S. foreign tax credit, which allows Entergy to reverse a previously established partial tax reserve of $43 million, included in Parent and Other, on the issue.  See Note 3 to the financial statements in the Form 10-K for further discussion of this tax litigation;

•	a $19 million tax benefit recorded in the first quarter 2010 in connection with Entergy’s decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business;
•	the recognition of a $14 million Louisiana state income tax benefit related to Act 55 storm cost financing; and
•	the reversal of a reserve of $13 million with respect to restructuring of business operations within the non-utility nuclear business.

These factors were partially offset by:

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2011	December 31, 2010

Debt to capital	57.3%	57.3%
Effect of excluding the securitization bonds	(2.2)%	(2.0)%
Debt to capital, excluding securitization bonds (1)	55.1%	55.3%
Effect of subtracting cash	(2.3)%	(3.2)%
Net debt to net capital, excluding securitization bonds (1)	52.8%	52.1%

(1)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the net debt to net capital ratio and the ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition.

As discussed in the Form 10-K, Entergy Corporation has in place a revolving credit facility that expires in August 2012, which Entergy intends to renew before expiration.  Because the facility is now within one year of its expiration date, borrowings outstanding on the facility are classified as currently maturing long-term debt on the balance sheet.  Entergy Corporation has the ability to issue letters of credit against the total borrowing capacity of the facility.  As of September 30, 2011, the capacity and amounts outstanding under the credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,463	$1,870	$25	$1,568

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Capital Investment Plan Preliminary Estimate for 2012-2014

Entergy is developing its capital investment plan for 2012 through 2014 and currently anticipates that the Utility will make $6.0 billion in capital investments during that period, including approximately $2.9 billion for maintenance of existing assets, and that Entergy Wholesale Commodities will make $1.1 billion in capital investments during that period, including approximately $0.3 billion for maintenance of existing assets.  The remaining $3.1 billion of Utility investments is associated with specific investments such as the Waterford 3 steam generator replacement, the Grand Gulf uprate project, the Ninemile 6 project, the Hot Spring and Hinds purchases, and other investments such as potential opportunities through the Utility’s supply plan initiatives that support its ability to meet load growth.  The remaining $0.8 billion of Entergy Wholesale Commodities investments is associated with specific investments such as dry cask storage, nuclear license renewal, component replacement and identified repairs, spending in response to the Indian Point Safety Evaluation, NYPA value sharing, and wedgewire screens at Indian Point.

Grand Gulf Uprate

As discussed in the Form 10-K, the estimated capital investments for 2011-2013 included $575 million of spending associated with System Energy’s planned approximate 178 MW uprate of the Grand Gulf nuclear plant.  After performing more detailed project design, engineering, analysis and major materials purchases, System Energy’s current updated estimate of the total capital investment to be made in the course of the implementation of the Grand Gulf uprate project is approximately $734 million, including SMEPA’s share.  As in the original estimate, this estimate includes spending on certain major equipment refurbishment and replacement that would have been required over the normal course of the plant’s life even if the uprate were not done.  The purpose of performing this major equipment refurbishment and replacement in connection with the uprate is to avoid additional plant outages and construction costs in the future while improving plant reliability.  The investment estimate may be revised in the future as System Energy evaluates the progress of the project.

Acadia Unit 2 Purchase Agreement

See the Form 10-K for a discussion of the agreement Entergy Louisiana signed to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  Entergy Louisiana acquired the plant on April 29, 2011.

Rhode Island State Energy Center Purchase Agreement

In October 2011, Entergy signed an agreement with a subsidiary of NextEra Energy Resources to acquire the Rhode Island State Energy Center, a 550 MW natural gas-fired combined cycle generating plant located in Johnston, Rhode Island, for approximately $346 million, subject to closing adjustments.  If acquired the plant will become a part of the Entergy Wholesale Commodities business.  The Rhode Island State Energy Center is in the process of uprating to 583 MW, which is scheduled for completion in November 2011.  The transaction is contingent upon, among other things, obtaining regulatory approval from the FERC and notification pursuant to the Hart-Scott-Rodino antitrust law.  Closing is scheduled to occur in late 2011.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Entergy New Orleans filed a request with the City Council to approve its purchase under a life-of-unit power purchase agreement of this capacity and energy.  The City Council has approved a procedural schedule that leads to a decision in the first quarter 2012.  If the City Council does not approve this power purchase agreement in a timely manner, then an allocation of 65% to Entergy Louisiana and 35% to Entergy Gulf States Louisiana is proposed.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.  The ALJ has established a schedule for the LPSC proceeding that includes February 27 - March 7, 2012, hearing dates.

Hot Spring Energy Facility Purchase Agreement

In April 2011, Entergy Arkansas announced that it has signed an asset purchase agreement to acquire the Hot Spring Energy Facility, a 620 MW natural gas-fired combined-cycle turbine plant located in Hot Spring County, Arkansas, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $253 million.  Entergy Arkansas also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $277 million.  A new transmission service request has been submitted to determine if investments for supplemental upgrades in the Entergy transmission system are needed to make the Hot Spring Energy Facility deliverable to Entergy Arkansas for the period after Entergy Arkansas exits the System Agreement.  The initial results of the service request are expected in January 2012; accordingly there are still uncertainties that must be resolved.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Closing is expected to occur in mid-2012.  In July 2011, Entergy Arkansas filed its application with the APSC requesting approval of the acquisition and full cost recovery.  The APSC has established a procedural schedule that includes a January 24, 2012 evidentiary hearing.

Hinds Energy Facility Purchase Agreement

In April 2011, Entergy Mississippi announced that it has signed an asset purchase agreement to acquire the Hinds Energy Facility, a 450 MW natural gas-fired combined-cycle turbine plant located in Jackson, Mississippi, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $206 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $246 million.  A new transmission service request has been submitted to determine if investments for supplemental upgrades in the Entergy transmission system are needed to make the Hinds Energy Facility deliverable to Entergy Mississippi for the period after Entergy Mississippi exits the System Agreement.  The initial results of the service request are expected in January 2012; accordingly there are still uncertainties that must be resolved.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

regulatory and permitting agencies.  These include regulatory approvals from the MPSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Closing is expected to occur in mid-2012.  In July 2011, Entergy Mississippi filed with the MPSC requesting approval of the acquisition and full cost recovery.

Waterford 3 Steam Generator Replacement Project

See the Form 10-K for a discussion of the Waterford 3 Steam Generator Replacement project.  With regard to the delay in the delivery of the steam generators, Entergy Louisiana worked with the manufacturer to fully develop and evaluate repair options, and expects the replacement steam generators to be delivered in time for the Fall 2012 refueling outage.  Extensive inspections of the existing steam generators at Waterford 3 in cooperation with the manufacturer were completed in April 2011.  The review of data obtained during these inspections supports the conclusion that Waterford 3 can operate safely for another full cycle before the replacement of the existing steam generators.  Entergy Louisiana has formally reported its findings to the NRC.  At this time, a requirement to perform a mid-cycle outage for further inspections in order to allow the plant to continue operation until its Fall 2012 refueling outage is not anticipated.  Entergy Louisiana currently expects the cost of the project, including carrying costs, to increase to approximately $687 million if the replacement occurs during the Fall 2012 refueling outage.

Entergy Louisiana’s existing formula rate plan provides for rate treatment of the Waterford 3 project costs, including in-service rate recovery without regulatory lag and treatment outside of the formula rate plan earnings sharing formula; however, these provisions contemplated the project being placed in service during the term of the current formula rate plan and will not apply at the time of the expected in-service date in the Fall 2012.  Through a motion filed in September 2011, Entergy Louisiana has sought to re-establish comparable rate recovery provisions for the project through renewal or extension of the current formula rate plan provisions.  The LPSC is scheduled to review this motion at its November 2011 meeting.  As set forth in the motion, if Entergy Louisiana cannot establish comparable rate relief through the extension of the current formula rate plan provisions, it will be necessary to seek such relief through a base rate filing.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its January, April, July, and October 2011 meetings, the Board declared dividends of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since second quarter 2010.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
	(In Millions)

Cash and cash equivalents at beginning of period	$1,294	$1,710

Cash flow provided by (used in):
Operating activities	2,130	3,165
Investing activities	(2,395)	(1,995)
Financing activities	(42)	(949)
Net increase (decrease) in cash and cash equivalents	(307)	221

Cash and cash equivalents at end of period	$987	$1,931

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Entergy's cash flow provided by operating activities decreased by $1,035 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the receipt in July 2010 of $703 million from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financings for Hurricane Gustav and Hurricane Ike.  The Act 55 storm cost financings are discussed in Note 2 to the financial statements in the Form 10-K.  An increase of $131 million in pension contributions and the decrease in Entergy Wholesale Commodities net revenue that is discussed above also contributed to the decrease in operating cash flow.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash used in investing activities increased by $401 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to:

•	the purchase of the Acadia Power Plant by Entergy Louisiana for approximately $300 million in April 2011;
•
the investment in 2010 of a total of $290 million in Entergy Gulf States Louisiana's and Entergy Louisiana's storm reserve escrow accounts as a result of their Act 55 storm cost financings, which are discussed in Note 2 to the financial statements in the Form 10-K;

•	an increase in nuclear fuel purchases, as more plants were preparing for refueling outages in 2011 than in 2010;
•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statements of Cash Flows, as Entergy received $114 million in net deposits from Entergy Wholesale Commodities’ counterparties during 2010 and returned net deposits of $58 million in 2011.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the Market and Credit Risk Sensitive Instruments section below; and

•
an increase in construction expenditures, primarily in the Utility business.  Entergy’s construction spending plans for 2011 through 2013 are discussed in the Form 10-K.  April 2011 storms that caused damage to transmission and distribution lines, equipment, poles, and other facilities, primarily in Arkansas, also contributed to the increase.  The capital cost of repairing that damage was approximately $55 million.

Financing Activities

Net cash used in financing activities decreased by $907 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the following:

•
Entergy repurchased $235 million of its common stock in the nine months ended September 30, 2011 and repurchased $666 million of its common stock in the nine months ended September 30, 2010.  Entergy’s share repurchase programs are discussed in the Form 10-K.

•
Long-term debt activity provided approximately $588 million of cash in 2011 compared to $158 million of cash in 2010.  For details of Entergy's long-term debt activity in 2011 see Note 4 to the financial statements herein.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

On April 25, 2011, Entergy announced that each of the Utility operating companies propose joining MISO, which is expected to provide long-term benefits for the customers of each of the Utility operating companies.  MISO is a regional transmission organization that operates in 12 U.S. states (Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, North Dakota, Ohio, South Dakota, and Wisconsin) and also in Canada.  The Utility operating companies provided analysis in May 2011 to their retail regulators supporting this decision.  The APSC received additional information from Entergy, MISO, and other parties and held an evidentiary hearing in September 2011.  The APSC issued an order in the proceeding in October 2011 finding that it is prudent for Entergy Arkansas to join an RTO but deferred a decision on Entergy Arkansas’s plan to join MISO until Entergy Arkansas files an application to transfer control of its transmission assets to MISO.  Entergy Arkansas plans to file that application by November 28, 2011, which is the deadline set in the APSC order.

Entergy’s May 2011 filings estimate that the transition and implementation costs of joining MISO could be up to $105 million if all of the Utility operating companies join MISO, most of which will be spent in late 2012 and 2013.  Maintaining the viability of the alternatives of Entergy Arkansas joining MISO alone or standing alone within an ICT arrangement is expected to result in an additional cost of approximately $35 million, for a total cost of up to $140 million.  This amount could increase with extended litigation in various

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

regulatory proceedings.  It is expected that costs will be incurred to obtain regulatory approvals, to revise or implement commercial and legal agreements, to integrate transmission and generation facilities, to develop back-office accounting and settlement systems, and to build out communications infrastructure.  The Utility operating companies also expect to make filings later in 2011 with their retail regulators regarding the transfer of control of their transmission assets to MISO.  As discussed below, Entergy Louisiana and Entergy Gulf States Louisiana made their filing on October 31, 2011.  The target implementation date for joining MISO is December 2013.

On Oct. 31, 2011, Entergy Louisiana and Entergy Gulf States Louisiana filed with the LPSC a joint application seeking to join MISO and transfer control of the companies’ transmission assets to MISO.  The joint application to join MISO seeks a finding from the LPSC that membership in MISO is in the public interest.  As MISO members, Entergy Louisiana and Entergy Gulf States Louisiana will retain ownership of their generation and transmission facilities, along with responsibility for maintaining these facilities.  Once Entergy Louisiana and Entergy Gulf States Louisiana are fully integrated as members, however, MISO will assume control of transmission planning, the commitment and dispatch of generation that is bid into MISO’s markets, and congestion management.  As part of the joint application, Entergy Louisiana and Entergy Gulf States Louisiana also requested an accounting order authorizing them to defer costs associated with integrating into MISO.  Entergy Louisiana expects to incur costs up to $26 million in order to complete the transition activities and Entergy Gulf States Louisiana expects to incur up to $19 million.  Of these expected costs, Entergy Louisiana expects to request deferral of the expected expense portion of $19 million and Entergy Gulf States Louisiana expects to request deferral of the expected expense portion of $14 million as regulatory assets.

In June 2011, MISO filed with the FERC a request for a transitional waiver of provisions of its open access transmission, energy, and operating reserve markets tariff regarding allocation of transmission network upgrade costs, in order to establish a transition for the integration of the Utility operating companies.  Several parties intervened in the proceeding, including Entergy, the APSC, the LPSC, and the City Council, and some of the parties also filed comments or protests.  In September 2011 the FERC issued an order denying on procedural grounds MISO’s request, further advising MISO that submitting modified tariff sheets is the appropriate method for implementing the transition that MISO seeks for the Utility operating companies.  The FERC did not address the merits of any transition arrangements that may be appropriate to integrate the Utility operating companies into MISO.  MISO announced that it intends to “work with its stakeholders to quickly craft the appropriate changes to its tariff that will accomplish the same objectives sought in the waiver.”

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy Wholesale Commodities, unless otherwise contracted, is subject to the fluctuation of market power prices.  In addition to selling the power produced by its plants, Entergy Wholesale Commodities sells unforced capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area.  Following is an updated summary of the amount of Entergy Wholesale Commodities nuclear power plants’ planned energy output and installed capacity that is sold forward under physical or financial contracts (2011 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Energy
	2011	2012	2013	2014	2015	2016

Percent of planned generation sold forward:
Unit-contingent	80%	61%	38%	14%	12%	12%
Unit-contingent with guarantee of availability (1)	14%	14%	16%	13%	13%	13%
Firm LD	3%	24%	24%	8%	-%	-%
Offsetting positions	(3)%	(10)%	-%	-%	-%	-%
Total energy sold forward	94%	89%	78%	35%	25%	25%
Planned generation (TWh) (2) (3)	10	41	40	41	41	40
Average revenue under contract per MWh (4) (5)	$52	$49	$45-51	$49-55	$49-57	$50-59

Capacity
	2011	2012	2013	2014	2015	2016

Percent of capacity sold forward:
Bundled capacity and energy contracts	26%	18%	16%	16%	16%	16%
Capacity contracts	45%	32%	26%	25%	11%	0%
Total capacity sold forward	71%	50%	42%	41%	27%	16%
Planned net MW in operation (3)	4,998	4,998	4,998	4,998	4,998	4,998
Average revenue under contract per kW per month (applies to capacity contracts only) (4) (5)	$1.8	$2.8	$3.2	$3.1	$2.9	$-
Blended Capacity and Energy Recap (based on revenues)
% of planned generation and capacity sold forward	95%	89%	76%	37%	26%	25%
Blended revenue under contract per MWh	$53	$50	$49	$54	$55	$55

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

(2)
Amount of output expected to be generated by Entergy Wholesale Commodities nuclear units considering plant operating characteristics, outage schedules, and expected market conditions which impact dispatch.

(3)
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

(4)
The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy most of the power produced by the plant through March 21, 2012.  The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below PPA prices, which has not happened thus far.

(5)
Revenue on a per unit basis at which generation output, capacity, or a combination of both is expected to be sold to third parties (including offsetting positions), given existing contract or option exercise prices based on expected dispatch or capacity, excluding the revenue associated with the amortization of the below-market PPA for Palisades.  Revenue may fluctuate due to factors including positive or negative basis differentials, option premiums and market prices at time of option expiration, costs to convert firm LD to unit-contingent, and other risk management costs.  Also, average revenue under contract excludes payments owed under the value sharing agreement with NYPA.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy estimates that a $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on September 30, 2011 market conditions, planned generation volume, and hedged position, would have a corresponding effect on pre-tax net income of $6 million in 2011.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At September 30, 2011, based on power prices at that time, Entergy had liquidity exposure of $55 million under the guarantees in place supporting Entergy Nuclear Power Marketing (a subsidiary in the Entergy Wholesale Commodities segment) transactions, $20 million of guarantees that support letters of credit, and $6 million of posted cash collateral to the ISOs.  As of September 30, 2011, the credit exposure associated with Entergy Wholesale Commodities assurance requirements would increase by $134 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2011, Entergy would have been required to provide approximately $47 million of additional cash or letters of credit under some of the agreements.

As of September 30, 2011, the counterparties or their guarantors for 99.9% of the planned energy output under contract for Entergy Wholesale Commodities through 2016 have public investment grade credit ratings and 0.1% is with load-serving entities without public credit ratings.

Nuclear Matters

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near term (90-day) report in July 2011 that has made recommendations, which are currently being evaluated by the NRC.  The lessons learned from the events in Japan and the NRC recommendations may affect future operations of U.S. nuclear facilities, including Entergy's, and could, among other things, result in increased costs and capital requirements associated with operating Entergy's nuclear plants.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

In September 2011 the FASB issued ASU No. 2011-8, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment assessment.  ASU No. 2011-8 is effective for Entergy for the first quarter 2012.  ASU No. 2011-8 will have no effect on Entergy’s results of operations, financial position, or cash flows.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,733,601	$2,638,752	$6,811,538	$6,859,791
Natural gas	26,439	27,263	126,453	154,426
Competitive businesses	635,513	666,161	1,802,050	1,940,256
TOTAL	3,395,553	3,332,176	8,740,041	8,954,473

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	849,982	748,863	1,921,007	1,939,077
Purchased power	475,335	484,694	1,289,180	1,376,055
Nuclear refueling outage expenses	64,566	64,885	191,517	191,395
Other operation and maintenance	708,821	808,688	2,077,066	2,211,382
Decommissioning	56,467	53,380	167,229	157,423
Taxes other than income taxes	152,044	138,217	406,493	400,597
Depreciation and amortization	283,581	264,621	812,672	789,392
Other regulatory charges (credits) - net	203,848	(1,814)	204,338	15,555
TOTAL	2,794,644	2,561,534	7,069,502	7,080,876

OPERATING INCOME	600,909	770,642	1,670,539	1,873,597

OTHER INCOME
Allowance for equity funds used during construction	21,516	15,064	59,558	45,990
Interest and investment income	33,238	38,705	95,906	121,869
Miscellaneous - net	(14,137)	(14,748)	(40,498)	(32,050)
TOTAL	40,617	39,021	114,966	135,809

INTEREST EXPENSE
Interest expense	137,301	136,075	409,484	463,454
Allowance for borrowed funds used during construction	(9,713)	(8,949)	(27,397)	(27,274)
TOTAL	127,588	127,126	382,087	436,180

INCOME BEFORE INCOME TAXES	513,938	682,537	1,403,418	1,573,226

Income taxes (benefit)	(119,131)	184,636	196,072	536,227

CONSOLIDATED NET INCOME	633,069	497,901	1,207,346	1,036,999

Preferred dividend requirements of subsidiaries	5,015	5,015	15,046	15,048

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$628,054	$492,886	$1,192,300	$1,021,951

Earnings per average common share:
Basic	$3.55	$2.65	$6.70	$5.44
Diluted	$3.53	$2.62	$6.67	$5.38
Dividends declared per common share	$0.83	$0.83	$2.49	$2.41

Basic average number of common shares outstanding	176,950,469	185,962,431	177,857,667	187,968,582
Diluted average number of common shares outstanding	177,723,020	187,777,172	178,805,215	189,914,439

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,207,346	$1,036,999
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,315,730	1,259,543
Deferred income taxes, investment tax credits, and non-current taxes accrued	(5,979)	524,359
Changes in assets and liabilities:
Receivables	(213,524)	(243,326)
Fuel inventory	12,677	3,328
Accounts payable	(238,879)	44,348
Prepaid taxes and taxes accrued	245,242	45,198
Interest accrued	(53,307)	(10,982)
Deferred fuel	(119,481)	(65,655)
Other working capital accounts	(31,319)	(162,284)
Provisions for estimated losses	(4,608)	258,962
Other regulatory assets	250,747	482,960
Pension and other postretirement liabilities	(275,690)	(142,420)
Other assets and liabilities	40,801	134,059
Net cash flow provided by operating activities	2,129,756	3,165,089

INVESTING ACTIVITIES
Construction/capital expenditures	(1,460,668)	(1,410,708)
Allowance for equity funds used during construction	61,096	45,990
Nuclear fuel purchases	(475,418)	(315,780)
Payment for purchase of plant	(299,590)	-
Proceeds from sale of assets and businesses	6,531	9,675
Insurance proceeds received for property damages	-	7,894
Changes in securitization account	(443)	(23,182)
NYPA value sharing payment	(72,000)	(72,000)
Payments to storm reserve escrow account	(5,043)	(294,901)
Receipts from storm reserve escrow account	-	9,925
Decrease (increase) in other investments	(60,693)	117,696
Proceeds from nuclear decommissioning trust fund sales	1,053,089	1,974,008
Investment in nuclear decommissioning trust funds	(1,142,364)	(2,043,361)
Net cash flow used in investing activities	(2,395,503)	(1,994,744)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
	2011	2010
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,535,634	2,272,224
Common stock and treasury stock	32,889	45,763
Retirement of long-term debt	(947,401)	(2,113,927)
Repurchase of common stock	(234,632)	(665,624)
Changes in credit borrowings - net	30,036	(18,932)
Dividends paid:
Common stock	(443,290)	(453,683)
Preferred stock	(15,046)	(15,048)
Net cash flow used in financing activities	(41,810)	(949,227)

Effect of exchange rates on cash and cash equivalents	225	250

Net increase (decrease) in cash and cash equivalents	(307,332)	221,368

Cash and cash equivalents at beginning of period	1,294,472	1,709,551

Cash and cash equivalents at end of period	$987,140	$1,930,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$413,525	$400,124
Income taxes	$(11)	$32,964

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$135,673	$76,290
Temporary cash investments	851,467	1,218,182
Total cash and cash equivalents	987,140	1,294,472
Securitization recovery trust account	43,487	43,044
Accounts receivable:
Customer	790,355	602,796
Allowance for doubtful accounts	(32,139)	(31,777)
Other	161,062	161,662
Accrued unbilled revenues	329,095	302,901
Total accounts receivable	1,248,373	1,035,582
Deferred fuel costs	87,297	64,659
Accumulated deferred income taxes	5,292	8,472
Fuel inventory - at average cost	194,848	207,520
Materials and supplies - at average cost	880,619	866,908
Deferred nuclear refueling outage costs	232,852	218,423
System agreement cost equalization	190,174	52,160
Prepaid taxes	56,565	301,807
Prepayments and other	227,851	246,036
TOTAL	4,154,498	4,339,083

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	43,934	40,697
Decommissioning trust funds	3,566,111	3,595,716
Non-utility property - at cost (less accumulated depreciation)	258,967	257,847
Other	413,686	405,946
TOTAL	4,282,698	4,300,206

PROPERTY, PLANT AND EQUIPMENT
Electric	38,484,712	37,153,061
Property under capital lease	789,898	800,078
Natural gas	339,923	330,608
Construction work in progress	1,904,313	1,661,560
Nuclear fuel	1,403,982	1,377,962
TOTAL PROPERTY, PLANT AND EQUIPMENT	42,922,828	41,323,269
Less - accumulated depreciation and amortization	18,123,801	17,474,914
PROPERTY, PLANT AND EQUIPMENT - NET	24,799,027	23,848,355

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	737,475	845,725
Other regulatory assets (includes securitization property of
$1,029,433 as of September 30, 2011 and $882,346 as of	3,700,902	3,838,237
December 31, 2010)
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	58,001	54,523
Other	879,523	909,773
TOTAL	5,925,275	6,197,632

TOTAL ASSETS	$39,161,498	$38,685,276

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$2,022,410	$299,548
Notes payable	144,871	154,135
Accounts payable	882,651	1,181,099
Customer deposits	347,185	335,058
Accumulated deferred income taxes	64,821	49,307
Interest accrued	164,378	217,685
Deferred fuel costs	69,566	166,409
Obligations under capital leases	3,578	3,388
Pension and other postretirement liabilities	40,570	39,862
System agreement cost equalization	190,190	52,160
Other	231,123	277,598
TOTAL	4,161,343	2,776,249

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,403,453	8,573,646
Accumulated deferred investment tax credits	281,112	292,330
Obligations under capital leases	39,341	42,078
Other regulatory liabilities	645,843	539,026
Decommissioning and asset retirement cost liabilities	3,274,479	3,148,479
Accumulated provisions	391,712	395,250
Pension and other postretirement liabilities	1,898,966	2,175,364
Long-term debt (includes securitization bonds of $1,086,277 as of
September 30, 2011 and $931,131 as of December 31, 2010)	10,241,993	11,317,157
Other	547,146	618,559
TOTAL	25,724,045	27,101,889

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	216,748	216,738

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2011 and in 2010	2,548	2,548
Paid-in capital	5,362,959	5,367,474
Retained earnings	9,439,000	8,689,401
Accumulated other comprehensive loss	(138,337)	(38,212)
Less - treasury stock, at cost (78,677,119 shares in 2011 and
76,006,920 shares in 2010)	5,700,808	5,524,811
Total common shareholders' equity	8,965,362	8,496,400
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	9,059,362	8,590,400

TOTAL LIABILITIES AND EQUITY	$39,161,498	$38,685,276

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited) (In Thousands)

		Common Shareholders' Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$94,000	$2,548	$(4,727,167)	$5,370,042	$8,043,122	$(75,185)	$8,707,360

Consolidated net income (a)	15,048	-	-	-	1,021,951	-	1,036,999
Other comprehensive income:
Cash flow hedges net unrealized gain (net of tax expense of $69,053)	-	-	-	-	-	112,911	112,911
Pension and other postretirement liabilities (net of tax expense of $4,777)	-	-	-	-	-	6,011	6,011
Net unrealized investment losses (net of tax expense of $28,421)	-	-	-	-	-	29,078	29,078
Foreign currency translation (net of tax benefit of $135)	-	-	-	-	-	(249)	(249)
Total comprehensive income							1,184,750

Common stock repurchases	-	-	(665,624)	-	-	-	(665,624)
Common stock issuances related to stock plans	-	-	71,257	(2,951)	-	-	68,306
Common stock dividends declared	-	-	-	-	(453,992)	-	(453,992)
Preferred dividend requirements of subsidiaries (a)	(15,048)	-	-	-	-	-	(15,048)

Balance at September 30, 2010	$94,000	$2,548	$(5,321,534)	$5,367,091	$8,611,081	$72,566	$8,825,752

Balance at December 31, 2010	$94,000	$2,548	$(5,524,811)	$5,367,474	$8,689,401	$(38,212)	$8,590,400

Consolidated net income (a)	15,046	-	-	-	1,192,300	-	1,207,346
Other comprehensive income:
Cash flow hedges net unrealized loss (net of tax benefit of $50,884)	-	-	-	-	-	(84,321)	(84,321)
Pension and other postretirement liabilities (net of tax expense of $4,704)	-	-	-	-	-	9,255	9,255
Net unrealized investment gains (net of tax benefit of $24,014)	-	-	-	-	-	(25,478)	(25,478)
Foreign currency translation (net of tax expense of $226)	-	-	-	-	-	419	419
Total comprehensive income							1,107,221

Common stock repurchases	-	-	(234,632)	-	-	-	(234,632)
Common stock issuances related to stock plans	-	-	58,635	(4,515)	-	-	54,120
Common stock dividends declared	-	-	-	-	(442,701)	-	(442,701)
Preferred dividend requirements of subsidiaries (a)	(15,046)	-	-	-	-	-	(15,046)

Balance at September 30, 2011	$94,000	$2,548	$(5,700,808)	$5,362,959	$9,439,000	$(138,337)	$9,059,362

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for both 2010 and 2011 include $10.1 million of preferred dividends on subsidiaries' preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,195	$1,149	$46	4
Commercial	718	688	30	4
Industrial	674	572	102	18
Governmental	59	61	(2)	(3)
Total retail	2,646	2,470	176	7
Sales for resale	70	71	(1)	(1)
Other	18	98	(80)	(82)
Total	$2,734	$2,639	$95	4

Utility Billed Electric Energy
Sales (GWh):
Residential	12,376	12,365	11	-
Commercial	8,655	8,660	(5)	-
Industrial	11,024	10,276	748	7
Governmental	689	681	8	1
Total retail	32,744	31,982	762	2
Sales for resale	1,038	1,063	(25)	(2)
Total	33,782	33,045	737	2

Entergy Wholesale Commodities:
Operating Revenues	$641	$672	$(31)	(5)
Billed Electric Energy Sales (GWh)	11,284	10,736	548	5

	Nine Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$2,703	$2,691	$12	-
Commercial	1,794	1,776	18	1
Industrial	1,742	1,663	79	5
Governmental	158	163	(5)	(3)
Total retail	6,397	6,293	104	2
Sales for resale	198	216	(18)	(8)
Other	217	351	(134)	(38)
Total	$6,812	$6,860	$(48)	(1)

Utility Billed Electric Energy
Sales (GWh):
Residential	29,411	29,715	(304)	(1)
Commercial	22,048	21,935	113	1
Industrial	30,681	28,871	1,810	6
Governmental	1,875	1,854	21	1
Total retail	84,015	82,375	1,640	2
Sales for resale	3,021	3,351	(330)	(10)
Total	87,036	85,726	1,310	2

Entergy Wholesale Commodities:
Operating Revenues	$1,819	$1,954	$(135)	(7)
Billed Electric Energy Sales (GWh)	32,455	32,362	93	-

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

Vidalia Purchased Power Agreement

See Note 8 to the financial statements in the Form 10-K for a discussion of Entergy Louisiana’s agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Also as discussed in the Form 10-K, in an LPSC-approved settlement related to benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit customer rates for a portion of the benefits.  See Note 10 to the financial statements herein for discussion of an August 2011 settlement with the IRS regarding the mark-to-market income tax treatment of various wholesale electric power purchase and sale agreements, including Entergy Louisiana’s contract to purchase electricity under the Vidalia contract, and Entergy Louisiana’s agreement to credit customer rates for a portion of the benefits.

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

Fuel and Purchased Power Cost Recovery

Entergy Gulf States Louisiana

In January 2003 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 1995 through 2004.  The LPSC Staff issued its audit report in December 2010.  The report recommended the disallowance of $23 million of costs which, with interest, would total $43 million.  $2 million of this total relates to a realignment to and recovery through base rates of certain SO2 costs.  Entergy Gulf States Louisiana filed comments disputing the findings in the report.  Entergy Gulf States Louisiana and the LPSC Staff reached a settlement to resolve the audit that requires Entergy Gulf States Louisiana to refund $18 million to customers, including the realignment to base rates of the $2 million of SO2 costs.  Entergy Gulf States Louisiana and the LPSC Staff filed the uncontested settlement, the ALJ held a stipulation hearing in September 2011, and the LPSC approved the settlement in October 2011.  The refund will be made in the November 2011 billing cycle.  Entergy Gulf States Louisiana had previously recorded provisions for the estimated outcome of this proceeding.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana’s purchased gas adjustment clause filings for its gas distribution operations.  The audit includes a review of the reasonableness of charges flowed through by Entergy Gulf States Louisiana for the period from 2003 through 2008.  Discovery was completed and, in June 2011, the LPSC Staff filed an audit report generally supporting the appropriateness of charges flowed through the purchased gas adjustment clause filings.  The LPSC approved the staff audit report in October 2011.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Little Gypsy Repowering Project  (Entergy and Entergy Louisiana)

See the Form 10-K for a discussion of the Little Gypsy repowering project.  As discussed in the Form 10-K, in January 2011 all parties conducted a mediation on the disputed issues, and thereafter, reached agreement on a settlement of all disputed issues, including cost recovery and cost allocation.  The settlement provides for Entergy Louisiana to recover $200 million as of March 31, 2011, and carrying costs on that amount on specified terms thereafter.  The settlement also provides for Entergy Louisiana to recover the approved project costs by securitization.  In April 2011, Entergy Louisiana filed an application with the LPSC to authorize the securitization of the investment recovery costs associated with the project and to issue a financing order by which Entergy Louisiana may accomplish such securitization.  In August 2011 the LPSC issued an order approving the settlement and also issued a financing order for the securitization.  See Note 4 to the financial statements for a discussion of the September 2011 issuance of the securitization bonds.

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

In May 2011, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflects an 11.11% earned return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing also reflects a $22.8 million rate decrease for incremental capacity costs.  Entergy Gulf States Louisiana and the LPSC Staff subsequently filed a joint report that also stated that no cost of service rate change is necessary under the formula rate plan, and the LPSC approved it in October 2011.  Unless otherwise ordered by the LPSC, the 2010 test year is the final evaluation period of Entergy Gulf States Louisiana’s formula rate plan.  Entergy Gulf States Louisiana has filed a motion requesting that the LPSC extend the formula rate plan for an additional year.  The LPSC has indicated that it will act on that request at its November 9, 2011 meeting.

(Entergy Louisiana)

In May 2011, Entergy Louisiana made a special formula rate plan rate implementation filing with the LPSC that implements effective with the May 2011 billing cycle a $43.1 million net rate increase to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center.  The net rate increase represents the decrease in the additional capacity revenue requirement resulting from the termination of the power purchase agreement with Acadia and the increase in the revenue requirement resulting from the ownership of the Acadia facility.  In August 2011, Entergy Louisiana made a filing to correct the May 2011 filing and decrease the rate by $1.1 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In May 2011, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflects an 11.07% earned return on common equity, which is just outside of the allowed earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflects a very slight ($9 thousand) rate increase for incremental capacity costs.  Entergy Louisiana and the LPSC Staff subsequently filed a joint report that reflects an 11.07% earned return and results in no cost of service rate change under the formula rate plan, and the LPSC approved the joint report in October 2011.  Unless otherwise ordered by the LPSC, the 2010 test year is the final evaluation period of Entergy Louisiana’s formula rate plan.  Entergy Louisiana has filed a motion requesting that the LPSC extend the formula rate plan for an additional year.  The LPSC has indicated that it will act on that request at its November 9, 2011 meeting.

Filings with the MPSC

In March 2011, Entergy Mississippi submitted its formula rate plan 2010 test year filing.  The filing shows an earned return on common equity of 10.65% for the test year, which is within the earnings bandwidth and results in no change in rates.  The filing is currently subject to MPSC review.

Filings with the City Council

In May 2011, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2010 test year.  The filings requested a $6.5 million electric rate decrease and a $1.1 million gas rate decrease.  Entergy New Orleans and the City Council’s Advisors reached a settlement that results in an $8.5 million incremental electric rate decrease and a $1.6 million gas rate decrease.  The settlement also provides for the deferral of $13.4 million of Michoud plant maintenance expenses incurred in 2010 and the establishment of a regulatory asset that will be amortized over the period October 2011 through September 2018.  The City Council approved the settlement in September 2011.  The new rates are effective with the first billing cycle of October 2011.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding the System Agreement Cost Equalization Proceedings.  The following are updates to the Form 10-K.

As discussed in the Form 10-K, in June 2005, and on rehearing in December 2005, the FERC issued orders finding that, among other things, the System Agreement no longer roughly equalizes total production costs among the Utility operating companies and that, in order to reach rough production cost equalization, a bandwidth remedy should be imposed by which each company’s total annual production costs will have to be within +/- 11% of Entergy System average total annual production costs.  In April 2008, the DC Circuit concluded that the FERC’s orders had failed to adequately explain both its conclusion that it was prohibited from ordering refunds for the 20-month period from September 13, 2001 - May 2, 2003 and its determination to implement the bandwidth remedy commencing on January 1, 2006, rather than June 1, 2005.  The DC Circuit remanded the case to FERC for further proceedings on these issues.

On October 20, 2011, the FERC issued an order addressing the D.C. Circuit remand on these two issues.  On the first issue, the FERC concluded that it did have the authority to order refunds, but decided that it would exercise its equitable discretion and not require refunds for the 20-month period from September 13, 2001 - May 2, 2003.  Because the ruling on refunds relied on findings in the interruptible load proceeding that is discussed below, the FERC concluded that the refund ruling will be held in abeyance pending the outcome of the rehearing requests in that proceeding.  On the second issue, the FERC reversed its prior decision and ordered that the prospective bandwidth remedy begins on June 1, 2005 (the date of its initial order in the proceeding) rather than January 1, 2006, as it had previously ordered.  Pursuant to the October 20, 2011 order, Entergy is required to calculate the additional bandwidth payments for the period June - December 2005 utilizing the bandwidth formula tariff prescribed by the FERC that was filed in a December 2006 compliance filing and accepted by the FERC in an April 2007 order.  Entergy is required to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

submit a compliance filing within 60 days of the date of the order that provides the payments and receipts among the Utility operating companies, and is required to make the payments/receipts among the Utility operating companies within 90 days of the date of the order.  As is the case with bandwidth remedy payments, these payments and receipts will be paid by Utility operating company customers to other Utility operating company customers.

The Utility operating companies have recorded liabilities and assets based on the preliminary estimates of the payments and receipts required to implement the FERC’s remedy for the period June - December 2005.  This estimate does not include other payments/receipts among the Utility operating companies that may occur in 2012 based on calendar year 2011 production costs.

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$157
Entergy Gulf States Louisiana	($82)
Entergy Louisiana	$-
Entergy Mississippi	($21)
Entergy New Orleans	$-
Entergy Texas	($54)

The actual payments/receipts related to implementing the bandwidth remedy for the period from June – December 2005 will not be finalized until the Utility operating companies’ compliance filing has been completed.  The actual payments/receipts may vary from the above estimates, which are preliminary.  The compliance filing is due to be filed at the FERC by December 19, 2011.

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

Several parties intervened in the proceeding at the FERC, including the LPSC, which filed a protest as well.  In July 2011, the FERC accepted Entergy's proposed rates for filing, effective June 1, 2011, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

2008 Rate Filing Based on Calendar Year 2007 Production Costs

As discussed in the Form 10-K a hearing on remaining issues in the proceeding was completed in June 2009, and in September 2009 the ALJ issued an initial decision.  Entergy, the APSC, the LPSC, and the MPSC submitted briefs on exceptions in the proceeding.  In October 2011 the FERC issued an order on the ALJ’s initial decision.  The FERC’s order may result in a minor reallocation of payments/receipts among the Utility operating companies on one issue in the 2008 rate filing.

Interruptible Load Proceeding

See the Form 10-K for a discussion of the interruptible load proceeding, including the FERC’s motion requesting the D.C. Circuit hold the appeal of the FERC’s decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC’s unopposed motion in June 2009.  In December 2009 the FERC established a paper hearing to determine whether the FERC had the authority and, if so, whether it would be appropriate to order refunds resulting from changes in the treatment of interruptible load in the allocation of capacity costs by the Utility operating companies.  In August 2010 the FERC issued an order stating that it has the authority and refunds are appropriate.  The APSC, MPSC, and Entergy requested rehearing of the FERC’s decision.  In June 2011 the FERC issued an order granting rehearing in part and denying rehearing in part, in which the FERC determined to invoke its discretion to deny refunds.  The FERC held that in this case where “the Entergy system as a whole collected the proper level of revenue, but, as was later established, incorrectly allocated peak load responsibility among the various Entergy operating companies….the Commission will apply here our usual practice in such cases, invoking our equitable discretion to not order refunds, notwithstanding our authority to do so.”  The LPSC has requested rehearing of the FERC’s June 2011 decision.  On October 6, 2011 the FERC issued an “Order Establishing Paper Hearing” inviting parties that oppose refunds to file briefs within 30 days addressing the LPSC’s argument that FERC precedent supports refunds under the circumstances present in this proceeding.  Parties that favor refunds are then invited to file reply briefs within 21 days of the date that the initial briefs are due.

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

Prior to the FERC’s June 2011 order on rehearing, Entergy Arkansas filed an application in November 2010 with the APSC for recovery of the refund that it paid.  The APSC denied Entergy Arkansas’s application, and also denied Entergy Arkansas’s petition for rehearing.  If the FERC were to order Entergy Arkansas to pay refunds on rehearing in the interruptible load proceeding the APSC’s decision would trap FERC-approved costs at Entergy Arkansas with no regulatory-approved mechanism to recover them.  In August 2011, Entergy Arkansas filed a complaint in the United States District Court for the Eastern District of Arkansas asking for a declaratory judgment.  In the complaint Entergy Arkansas asks the court to declare that the rejection of Entergy Arkansas’s application by the APSC is preempted by the Federal Power Act.  The APSC filed a motion to dismiss the complaint and a decision is pending.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following tables present Entergy’s basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended September 30,
	2011			2010
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$628.1	177.0	$3.55	$492.9	186.0	$2.65
Average dilutive effect of:
Stock options	-	0.7	(0.02)	-	1.8	(0.03)

Diluted earnings per share	$628.1	177.7	$3.53	$492.9	187.8	$2.62

	For the Nine Months Ended September 30,
	2011			2010
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$1,192.3	177.9	$6.70	$1,022.0	188.0	$5.44
Average dilutive effect of:
Stock options	-	0.9	(0.03)	-	1.9	(0.06)

Diluted earnings per share	$1,192.3	178.8	$6.67	$1,022.0	189.9	$5.38

Entergy’s stock options and other equity compensation plans are discussed in Note 5 herein, and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the nine months ended September 30, 2011, Entergy Corporation issued 804,801 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.  Also during the nine months ended September 30, 2011, Entergy Corporation repurchased 3,475,000 shares of its common stock for a total purchase price of $234.6 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retained Earnings

On October 28, 2011 Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on December 1, 2011 to holders of record as of November 10, 2011.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  Accumulated other comprehensive loss in the balance sheets included the following components:

	Entergy		Entergy Gulf States Louisiana		Entergy Louisiana
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(In Thousands)

Cash flow hedges net unrealized gain	$21,937	$106,258	$-	$-	$-	$-
Pension and other postretirement liabilities	(267,211)	(276,466)	(38,589)	(40,304)	(23,495)	(24,962)
Net unrealized investment gains	104,207	129,685	-	-	-	-
Foreign currency translation	2,730	2,311	-	-	-	-
Total	$(138,337)	$(38,212)	$(38,589)	$(40,304)	$(23,495)	$(24,962)

Other comprehensive income and total comprehensive income for the nine months ended September 30, 2011 and 2010 are presented in Entergy’s, Entergy Gulf States Louisiana’s, and Entergy Louisiana’s Statements of Changes in Equity and Comprehensive Income.  Other comprehensive income and total comprehensive income, for the three months ended September 30, 2011 and 2010, are (all of the components of other comprehensive income are attributable to common equity):

	Entergy
Three Months Ended September 30,	2011	2010
	(In Thousands)

Consolidated net income	$633,069	$497,901
Other comprehensive income
Cash flow hedges net unrealized gain (loss) (a)	(12,597)	53,840
Pension and other postretirement liabilities (b)	2,657	1,001
Net unrealized investment gain (loss) (c)	(53,349)	48,280
Foreign currency translation (d)	108	510
Total	$569,888	$601,532

(a)	Net of tax expense (benefit) of ($9,041) and $32,466, respectively.
(b)	Net of tax expense of $1,647 and $2,236, respectively.
(c)	Net of tax expense (benefit) of ($52,740) and $44,499, respectively.
(d)	Net of tax expense of $59 and $275, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy Gulf States Louisiana		Entergy Louisiana
Three Months Ended September 30,	2011	2010	2011	2010
	(In Thousands)

Net income	$51,946	$76,939	$337,722	$94,320
Other comprehensive income
Pension and other postretirement liabilities (e)	486	516	366	444
Total	$52,432	$77,455	$338,088	$94,764

(e)	Net of tax expense of $507, $508, $366, and $378, respectively.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of approximately $3.5 billion and expires in August 2012, which Entergy intends to renew before expiration.  Because the facility is now within one year of its expiration date, borrowings outstanding on the facility are classified as currently maturing long-term debt on the balance sheet.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.125% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2011 was 0.746% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2011.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,463	$1,870	$25	$1,568

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

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of September 30, 2011 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2011

Entergy Arkansas	April 2012	$78 million (b)	3.25%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.71%	-
Entergy Louisiana	August 2012	$200 million (d)	0.71%	-
Entergy Mississippi	May 2012	$35 million (e)	1.99%	-
Entergy Mississippi	May 2012	$25 million (e)	1.99%	-
Entergy Mississippi	May 2012	$10 million (e)	1.99%	-
Entergy Texas	August 2012	$100 million (f)	0.71%	-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)	The interest rate is the rate as of September 30, 2011 that would be applied to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of September 30, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of September 30, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of September 30, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2013.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2011 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	$32
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	$16
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy	$200	-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of September 30, 2011:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2011
	(Dollars in Millions)

Entergy Arkansas VIE	July 2013	$85	2.40%	$60.3
Entergy Gulf States Louisiana VIE	July 2013	$85	2.13%	$42.7
Entergy Louisiana VIE	July 2013	$90	2.26%	$56.5
System Energy VIE	July 2013	$100	-	-

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

The variable interest entities had notes payable that are included in long-term debt on the respective balance sheets as of September 30, 2011 as follows:

Company	Description	Amount

Entergy Arkansas VIE	9% Series H due June 2013	$30 million
Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Gulf States Louisiana VIE	5.56% Series N due May 2013	$75 million
Entergy Gulf States Louisiana VIE	5.41% Series O due July 2012	$60 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
System Energy VIE	6.29% Series F due September 2013	$70 million
System Energy VIE	5.33% Series G due April 2015	$60 million

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

In August 2011, the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the cancelled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of 2.04% and an expected maturity date of June 2021.  Although the principal amount is not due until the date given above, Entergy Louisiana Investment Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $25.6 million for 2012, $16.6 million for 2013, $21.9 million for 2014, $20.5 million for 2015, and $21.6 million for 2016.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds.  In accordance with the financing order, Entergy Louisiana will apply the proceeds it received from the sale of the investment recovery property as a reimbursement for previously-incurred investment recovery costs.  The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections.

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

(Entergy Texas)

In September 2011, Entergy Texas issued $75 million of 4.10% Series first mortgage bonds due September 2021.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2011 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,264,403	$12,211,941
Entergy Arkansas	$1,882,056	$1,757,503
Entergy Gulf States Louisiana	$1,603,011	$1,707,838
Entergy Louisiana	$2,198,460	$2,195,653
Entergy Mississippi	$920,424	$975,856
Entergy New Orleans	$166,599	$168,550
Entergy Texas	$1,686,582	$1,908,427
System Energy	$787,029	$627,286

(a)
The values exclude lease obligations of $188 million at Entergy Louisiana and $179 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $148 million at Entergy, and include debt due within one year.

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

Stock Options

Entergy granted 388,200 stock options during the first quarter 2011 with a weighted-average fair value of $11.48.  At September 30, 2011, there are 10,738,033 stock options outstanding with a weighted-average exercise price of $74.73.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2011.  Because Entergy’s stock price at September 30, 2011 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of September 30, 2011 is zero.  The intrinsic value of “in the money” stock options is $46.8 million as of September 30, 2011.

The following table includes financial information for stock options for the third quarter and nine months ended September 30 for each of the years presented:

	2011	2010
	(In Millions)

Compensation expense included in Entergy’s net income for the third quarter	$2.5	$3.7
Tax benefit recognized in Entergy’s net income for the third quarter	$0.9	$1.4

Compensation expense included in Entergy’s net income for the nine months ended September 30,	$8.0	$11.3
Tax benefit recognized in Entergy’s net income for the nine months ended September 30,	$3.1	$4.4

Compensation cost capitalized as part of fixed assets and inventory as of September 30,	$1.5	$2.2

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

The following table includes financial information for restricted stock for the third quarter and nine months ended September 30 for each of the years presented:

	2011	2010
	(In Millions)

Compensation expense included in Entergy’s net income for the third quarter	$1.0	$-
Tax benefit recognized in Entergy’s net income for the third quarter	$0.4	$-

Compensation expense included in Entergy’s net income for the nine months ended September 30,	$2.9	$-
Tax benefit recognized in Entergy’s net income for the nine months ended September 30,	$1.1	$-

Compensation cost capitalized as part of fixed assets and inventory as of September 30,	$0.5	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2011 and 2010, included the following components:

	2011	2010
	(In Thousands)

Service cost - benefits earned during the period	$30,490	$26,239
Interest cost on projected benefit obligation	59,248	57,802
Expected return on assets	(75,319)	(64,902)
Amortization of prior service cost	838	1,164
Amortization of loss	23,244	16,475
Net pension costs	$38,501	$36,778

Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2011 and 2010, included the following components:

	2011	2010
	(In Thousands)

Service cost - benefits earned during the period	$91,470	$78,717
Interest cost on projected benefit obligation	177,744	173,406
Expected return on assets	(225,957)	(194,706)
Amortization of prior service cost	2,514	3,492
Amortization of loss	69,732	49,425
Net pension costs	$115,503	$110,334

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the third quarters of 2011 and 2010, included the following components:

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

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2011 and 2010, included the following components:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$13,554	$7,386	$8,658	$3,981	$1,683	$3,591	$3,705
Interest cost on projected
benefit obligation	38,973	17,784	24,477	11,727	5,286	11,979	8,817
Expected return on assets	(46,827)	(25,017)	(29,148)	(15,114)	(6,342)	(16,503)	(11,352)
Amortization of prior service
cost	345	60	210	114	27	48	12
Amortization of loss	19,263	6,837	13,491	5,040	3,498	4,182	3,963
Net pension cost	$25,308	$7,050	$17,688	$5,748	$4,152	$3,297	$5,145

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$11,832	$6,348	$7,329	$3,489	$1,548	$3,201	$3,099
Interest cost on projected
benefit obligation	36,957	18,282	21,405	11,421	4,530	11,901	6,756
Expected return on assets	(37,977)	(23,064)	(24,582)	(12,939)	(5,427)	(15,411)	(8,856)
Amortization of prior service
cost	588	225	357	237	132	177	24
Amortization of loss	12,378	5,718	6,453	3,273	1,908	2,406	396
Net pension cost	$23,778	$7,509	$10,962	$5,481	$2,691	$2,274	$1,419

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy recognized $4.9 million and $4.7 million in pension cost for its non-qualified pension plans in the third quarters of 2011 and 2010, respectively.In the third quarter 2010, Entergy recognized a $0.4 million settlement charge related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension cost above.  Entergy recognized $14.6 million and $20.9 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2011 and 2010, respectively, including the $7.3 million settlement charge recognized in the second and third quarters 2010.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the third quarters of 2011 and 2010:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost third quarter 2011	$115	$42	$4	$48	$16	$192
Non-qualified pension cost third quarter 2010	$105	$41	$6	$52	$6	$169

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the nine months ended September 30, 2011 and 2010:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost nine months ended September 30, 2011	$345	$126	$12	$144	$48	$576
Non-qualified pension cost nine months ended September 30, 2010	$395	$122	$17	$153	$19	$515
Settlement charge recognized in the nine months ended September 30, 2010 included in cost above	$86	$ -	$ -	$ -	$ -	$5

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the third quarters of 2011 and 2010, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2011 and 2010, included the following components:

	2011	2010
	(In Thousands)

Service cost - benefits earned during the period	$44,505	$39,234
Interest cost on APBO	55,893	57,060
Expected return on assets	(22,107)	(19,659)
Amortization of transition obligation	2,388	2,796
Amortization of prior service cost	(10,554)	(9,045)
Amortization of loss	15,894	12,951
Net other postretirement benefit cost	$86,019	$83,337

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the third quarters of 2011 and 2010, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2011 and 2010, included the following components:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,039	$4,620	$4,905	$1,974	$1,086	$2,307	$1,983
Interest cost on APBO	10,308	6,225	6,576	3,279	2,418	4,458	2,001
Expected return on assets	(8,646)	-	-	(2,931)	(2,400)	(5,622)	(1,587)
Amortization of transition
obligation	615	180	288	264	894	141	6
Amortization of prior service
cost	(399)	(618)	(186)	(105)	30	(321)	(441)
Amortization of loss	4,830	2,169	2,094	1,620	723	2,100	1,107
Net other postretirement
benefit cost	$12,747	$12,576	$13,677	$4,101	$2,751	$3,063	$3,069

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,529	$4,110	$4,113	$1,650	$1,041	$2,091	$1,689
Interest cost on APBO	10,887	6,432	6,807	3,279	2,700	4,746	1,923
Expected return on assets	(7,335)	-	-	(2,664)	(2,175)	(5,154)	(1,404)
Amortization of transition
obligation	615	180	288	264	1,245	198	6
Amortization of prior service
cost	(591)	(231)	351	(186)	270	57	(573)
Amortization of loss	5,070	1,989	1,827	1,428	822	2,256	975
Net other postretirement
benefit cost	$14,175	$12,480	$13,386	$3,771	$3,903	$4,194	$2,616

Employer Contributions

Based on current assumptions, Entergy expects to contribute $400.5 million to its qualified pension plans in 2011.   As of the end of September 2011, Entergy had contributed $337.9 million to its pension plans.  Therefore, Entergy presently anticipates contributing an additional $62.6 million to fund its qualified pension plans in 2011.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2011:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2011 pension contributions	$120,400	$27,318	$60,597	$29,169	$12,160	$18,235	$28,351
Pension contributions made through September 2011	$104,218	$22,619	$51,411	$25,173	$10,291	$14,946	$24,452
Remaining estimated pension contributions to be made in 2011	$16,182	$4,699	$9,186	$3,996	$1,869	$3,289	$3,899

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of September 30, 2011 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

In the fourth quarter 2010, Entergy finished integrating its former Non-Utility Nuclear segment and its non-nuclear wholesale asset business into the new Entergy Wholesale Commodities business in an internal reorganization. The 2010 information in the tables below has been restated to reflect the change in reportable segments.

Entergy’s segment financial information for the third quarters of 2011 and 2010 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2011
Operating revenues	$2,760,631	$641,216	$1,015	$(7,309)	$3,395,553
Income taxes (benefit)	$(158,673)	$64,079	$(24,537)	$-	$(119,131)
Consolidated net income	$528,459	$130,862	$1,393	$(27,645)	$633,069

2010
Operating revenues	$2,666,727	$671,927	$971	$(7,449)	$3,332,176
Income taxes (benefit)	$216,590	$30,728	$(62,682)	$-	$184,636
Consolidated net income	$337,941	$143,721	$45,432	$(29,193)	$497,901

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the nine months ended September 30, 2011 and 2010 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2011
Operating revenues	$6,939,724	$1,819,439	$3,153	$(22,275)	$8,740,041
Income taxes (benefit)	$70,567	$213,344	$(87,839)	$-	$196,072
Consolidated net income	$949,854	$319,651	$20,776	$(82,935)	$1,207,346

2010
Operating revenues	$7,016,664	$1,954,393	$4,997	$(21,581)	$8,954,473
Income taxes (benefit)	$447,607	$185,616	$(96,996)	$-	$536,227
Consolidated net income	$711,085	$338,820	$53,005	$(65,911)	$1,036,999

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

Derivatives

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$93 million	($11) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$23 million	($23) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$11 million	($11) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$49 million	($25) million	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives not designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$21 million	($8) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$3 million	($3) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$8 million	($8) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$2 million	($1) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$16 million	$-	Utility

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$160 million	($7) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$82 million	($29) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$5 million	($5) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$47 million	($30) million	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business
Derivatives not designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$2 million	$-	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$14 million	($8) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$2 million	($2) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$7 million	($7) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$2 million	$-	Utility

(a)
The balances of derivative assets and liabilities in these tables are presented gross.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented on the Entergy Consolidated Balance Sheets on a net basis in accordance with accounting guidance for Derivatives and Hedging.

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended September 30, 2011 and 2010 are as follows:

Instrument	Amount of gain recognized in OCI (effective portion)	Income Statement location	Amount of gain reclassified from accumulated OCI into income (effective portion)

2011
Electricity forwards, swaps and options	$40 million	Competitive businesses operating revenues	$48 million

2010
Electricity forwards, swaps and options	$118 million	Competitive businesses operating revenues	$43 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the nine months ended September 30, 2011 and 2010 are as follows:

Instrument	Amount of gain (loss) recognized in OCI (effective portion)	Income Statement location	Amount of gain reclassified from accumulated OCI into income (effective portion)

2011
Electricity forwards, swaps and options	($14) million	Competitive businesses operating revenues	$109 million

2010
Electricity forwards, swaps and options	$315 million	Competitive businesses operating revenues	$146 million

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Based on market prices as of September 30, 2011, cash flow hedges relating to power sales totaled $63 million of net unrealized gains. Approximately $81 million is expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI could vary, however, due to future changes in market prices.  Gains totaling approximately $48 million and $43 million were realized on the maturity of cash flow hedges, before taxes of $17 million and $15 million, for the three months ended September 30, 2011 and 2010, respectively. Gains totaling approximately $109 million and $146 million were realized on the maturity of cash flow hedges, before taxes of $38 million and $51 million, for the nine months ended September 30, 2011 and 2010, respectively.  Unrealized gains or losses recorded in OCI result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at September 30, 2011 is approximately 3.25 years.  Planned generation currently sold forward from Entergy Wholesale Commodities power plants is 94% for the remaining quarter of 2011, of which approximately 46% is sold under financial derivatives and the remainder under normal purchase/sale contracts.  The change in the value of Entergy’s cash flow hedges due to ineffectiveness was $6.2 million and $8.4 million for the three and nine months ended September 30, 2011, respectively. The change in the value of Entergy’s cash flow hedges due to ineffectiveness was insignificant for the three and nine months ended September 30, 2010.  The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  As of September 30, 2011, hedge contracts with three counterparties were in a liability position (approximately $3 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required.  If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in OCI prior to de-designation continue to be deferred in OCI until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility’s Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of September 30, 2011 is 27,100,000 MMBtu for Entergy, 7,660,000 MMBtu for Entergy Gulf States Louisiana, 10,960,000 MMBtu for Entergy Louisiana, and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

6,250,000 MMBtu for Entergy Mississippi, and 2,230,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2011 and 2010 is as follows:

Instrument	Amount of gain (loss) recognized in OCI	Income Statement location	Amount of gain (loss) recorded in income

2011
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($19) million
Electricity forwards, swaps and options de-designated as hedged items	($2) million	Competitive business operating revenues	$2 million

2010
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($28) million
Electricity forwards, swaps and options de-designated as hedged items	$12 million	Competitive business operating revenues	$-

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2011 and 2010 is as follows:

Instrument	Amount of gain recognized in OCI	Income Statement location	Amount of gain (loss) recorded in income

2011
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($31) million
Electricity forwards, swaps and options de-designated as hedged items	$4 million	Competitive business operating revenues	$8 million

2010
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($91) million
Electricity forwards, swaps and options de-designated as hedged items	$15 million	Competitive business operating revenues	$-

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as offsetting regulatory assets or liabilities.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered through fuel cost recovery mechanisms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of September 30, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Liabilities:
Natural gas swaps	Other current liabilities	$4.4 million	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$6.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$3.6 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$1.3 million	Entergy New Orleans

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of December 31, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Assets:
Natural gas swaps	Prepayments and other	$0.3 million	Entergy Mississippi

Liabilities:
Natural gas swaps	Other current liabilities	$1.0 million	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$0.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.5 million	Entergy New Orleans

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their statements of income for the three months ended September 30, 2011 and 2010 are as follows:

Instrument	Statement of Income Location	Amount of loss recorded in income	Registrant

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.0) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.5) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.4) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.1) million	Entergy New Orleans

2010
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($8.2) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($11.7) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.4) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.1) million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their statements of income for the nine months ended September 30, 2011 and 2010 are as follows:

Instrument	Statement of Income Location	Amount of loss recorded in income	Registrant

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($9.2) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($12.5) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.9) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.0) million	Entergy New Orleans

2010
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($24.5) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($38.7) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($26.0) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.1) million	Entergy New Orleans

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

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities.  The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy’s Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from a combination of quoted forward power market prices for the period for which such curves are available, and model-generated prices using quoted forward gas market curves and estimates regarding heat rates to convert gas to power and the costs associated with the transportation of the power from the plants’ bus bar to the contract’s point of delivery, generally a power market hub, for the period thereafter.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  As of September 30, 2011, Entergy had in-the-money derivative contracts with a fair value of $73 million with counterparties or their guarantor who are all currently investment grade.  $3 million of the derivative contracts as of September 30, 2011 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

The following table sets forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$851	$-	$-	$851
Decommissioning trust funds (a):
Equity securities	371	1,559	-	1,930
Debt securities	656	980	-	1,636
Power contracts	-	-	95	95
Securitization recovery trust account	43	-	-	43
Storm reserve escrow account	334	-	-	334
	$2,255	$2,539	$95	$4,889

Liabilities:
Gas hedge contracts	$16	$-	$-	$16
Power contracts	-	-	25	25
	$16	$-	$25	$41

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,218	$-	$-	$1,218
Decommissioning trust funds (a):
Equity securities	387	1,689	-	2,076
Debt securities	497	1,023	-	1,520
Power contracts	-	-	214	214
Securitization recovery trust account	43	-	-	43
Storm reserve escrow account	329	-	-	329
	$2,474	$2,712	$214	$5,400

Liabilities:
Power contracts	$-	$-	$17	$17
Gas hedge contracts	2	-	-	2
	$2	$-	$17	$19

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2011 and 2010:

	2011	2010
	(In Millions)

Balance as of beginning of period	$98	$297

Unrealized gains from price changes	3	124
Unrealized gains on originations	17	6
Realized losses on settlements	(48)	(43)

Balance as of September 30,	$70	$384

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2011 and 2010:

	2011	2010
	(In Millions)

Balance as of January 1,	$197	$200

Unrealized gains/(losses) from price changes	(33)	316
Unrealized gains on originations	15	14
Realized losses on settlements	(109)	(146)

Balance as of September 30,	$70	$384

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$9.8	$288.3	$-	$298.1
Debt securities	77.2	129.5	-	206.7
Securitization recovery trust account	7.9	-	-	7.9
	$94.9	$417.8	$-	$512.7

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$101.9	$-	$-	$101.9
Decommissioning trust funds (a):
Equity securities	3.4	316.3	-	319.7
Debt securities	41.4	159.7	-	201.1
Securitization recovery trust account	2.4	-	-	2.4
	$149.1	$476.0	$-	$625.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$25.6	$-	$-	$25.6
Decommissioning trust funds (a):
Equity securities	6.1	207.5	-	213.6
Debt securities	41.1	136.7	-	177.8
Storm reserve escrow account	90.2	-	-	90.2
	$163.0	$344.2	$-	$507.2

Liabilities:
Gas hedge contracts	$4.4	$-	$-	$4.4

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$154.9	$-	$-	$154.9
Decommissioning trust funds (a):
Equity securities	3.8	231.1	-	234.9
Debt securities	32.2	126.5	-	158.7
Storm reserve escrow account	90.1	-	-	90.1
	$281.0	$357.6	$-	$638.6

Liabilities:
Gas hedge contracts	$1.0	$-	$-	$1.0

Entergy Louisiana

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$51.4	$-	$-	$51.4
Decommissioning trust funds (a):
Equity securities	3.2	129.0	-	132.2
Debt securities	47.5	55.9	-	103.4
Storm reserve escrow account	201.2	-	-	201.2
	$303.3	$184.9	$-	$488.2

Liabilities:
Gas hedge contracts	$6.4	$-	$-	$6.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$122.5	$-	$-	$122.5
Decommissioning trust funds (a):
Equity securities	1.3	142.6	-	143.9
Debt securities	45.7	50.9	-	96.6
Storm reserve escrow account	201.0	-	-	201.0
	$370.5	$193.5	$-	$564.0

Liabilities:
Gas hedge contracts	$0.4	$-	$-	$0.4

Entergy Mississippi

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$31.8	$-	$-	$31.8

Liabilities:
Gas hedge contracts	$3.6	$-	$-	$3.6

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Gas hedge contracts	$0.3	$-	$-	$0.3
Storm reserve escrow account	31.9	-	-	31.9
	$32.2	$-	$-	$32.2

Entergy New Orleans

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$41.9	$-	$-	$41.9
Storm reserve escrow account	10.7	-	-	10.7
	$52.6	$-	$-	$52.6

Liabilities:
Gas hedge contracts	$1.3	$-	$-	$1.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$53.6	$-	$-	$53.6
Storm reserve escrow account	6.0	-	-	6.0
	$59.6	$-	$-	$59.6

Liabilities:
Gas hedge contracts	$0.5	$-	$-	$0.5

Entergy Texas

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$39.8	$-	$-	$39.8
Securitization recovery trust account	35.5	-	-	35.5
	$75.3	$-	$-	$75.3

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$33.6	$-	$-	$33.6
Securitization recovery trust account	40.6	-	-	40.6
	$74.2	$-	$-	$74.2

System Energy

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$162.3	$-	$-	$162.3
Decommissioning trust funds (a):
Equity securities	0.3	206.8	-	207.1
Debt securities	126.9	59.2	-	186.1
	$289.5	$266.0	$-	$555.5

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$262.9	$-	$-	$262.9
Decommissioning trust funds (a):
Equity securities	3.1	220.9	-	224.0
Debt securities	95.7	68.2	-	163.9
	$361.7	$289.1	$-	$650.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indexes.  Fixed income securities are held in various governmental and corporate securities with an average coupon rate of 4.15%.  See Note 9 for additional information on the investment portfolios.

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

The securities held as of September 30, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$1,930	$277	$40
Debt Securities	1,636	115	5
Total	$3,566	$392	$45

2010
Equity Securities	$2,076	$436	$9
Debt Securities	1,520	67	12
Total	$3,596	$503	$21

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $106 million and $130 million as of September 30, 2011 and December 31, 2010, respectively.  The amortized cost of debt securities was $1,504 million as of September 30, 2011 and $1,475 million as of December 31, 2010.  As of September 30, 2011, the debt securities have an average coupon rate of approximately 4.15%, an average duration of approximately 5.46 years, and an average maturity of approximately 8.65

Entergy Corporation and Subsidiaries
Notes to Financial Statements

years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$393	$30	$166	$3
More than 12 months	39	10	54	2
Total	$432	$40	$220	$5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$15	$1	$474	$11
More than 12 months	105	8	4	1
Total	$120	$9	$478	$12

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)
Less than 1 year	$49	$37
1 year - 5 years	553	557
5 years - 10 years	603	512
10 years - 15 years	183	163
15 years - 20 years	47	47
20 years+	201	204
Total	$1,636	$1,520

During the three months ended September 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $417 million and $487 million, respectively.  During the three months ended September 30, 2011 and 2010, gross gains of $12 million and $10 million, respectively, and gross losses of $3 million and $2 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the nine months ended September 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $1,053 million and $1,974 million, respectively.  During the nine months ended September 30, 2011 and 2010, gross gains of $21 million and $34 million, respectively, and gross losses of $9 million and $6 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$298.1	$41.1	$3.9
Debt Securities	206.7	14.6	0.5
Total	$504.8	$55.7	$4.4

2010
Equity Securities	$319.7	$74.2	$0.3
Debt Securities	201.1	11.0	1.0
Total	$520.8	$85.2	$1.3

The amortized cost of debt securities was $192.5 million as of September 30, 2011 and $191.2 million as of December 31, 2010.  As of September 30, 2011, the debt securities have an average coupon rate of approximately 3.60%, an average duration of approximately 4.64 years, and an average maturity of approximately 5.25 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2011:
	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$119.3	$3.9	$19.0	$0.4
More than 12 months	-	-	1.0	0.1
Total	$119.3	$3.9	$20.0	$0.5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$44.3	$1.0
More than 12 months	6.6	0.3	-	-
Total	$6.6	$0.3	$44.3	$1.0

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$3.5	$5.3
1 year - 5 years	84.5	100.1
5 years - 10 years	113.1	85.2
10 years - 15 years	2.7	4.5
15 years - 20 years	-	-
20 years+	2.9	6.0
Total	$206.7	$201.1

During the three months ended September 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $36.5 million and $46.1 million, respectively.  During the three months ended September 30, 2011 and 2010, gross gains of $2.2 million and $2.2 million, respectively, and gross losses of $0.1 million and $0.04 million, respectively, were reclassified out of other comprehensive income into earnings.

During the nine months ended September 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $82.7 million and $178.4 million, respectively.  During the nine months ended September 30, 2011 and 2010, gross gains of $3.5 million and $4.8 million, respectively, and gross losses of $0.1 million and $0.6 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2011 and December 31, 2010 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$213.6	$20.4	$4.1
Debt Securities	177.8	15.3	0.3
Total	$391.4	$35.7	$4.4

2010
Equity Securities	$234.9	$41.7	$1.4
Debt Securities	158.7	8.8	0.8
Total	$393.6	$50.5	$2.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $164.2 million as of September 30, 2011 and $150.0 million as of December 31, 2010.  As of September 30, 2011, the debt securities have an average coupon rate of approximately 4.67%, an average duration of approximately 6.01 years, and an average maturity of approximately 9.30 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index. A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$56.7	$3.5	$17.9	$0.2
More than 12 months	2.5	0.6	1.1	0.1
Total	$59.2	$4.1	$19.0	$0.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$22.6	$0.6
More than 12 months	18.6	1.4	0.9	0.2
Total	$18.6	$1.4	$23.5	$0.8

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$5.0	$4.7
1 year - 5 years	36.3	35.0
5 years - 10 years	58.8	54.2
10 years - 15 years	61.2	48.1
15 years - 20 years	5.1	3.7
20 years+	11.4	13.0
Total	$177.8	$158.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended September 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $35.9 million and $4.8 million, respectively.  During the three months ended September 30, 2011 and 2010, gross gains of $0.8 million and $0.05 million, respectively, and gross losses of $0.4 million and $0.2 million, respectively, were reclassified out of other comprehensive income into earnings.

During the nine months ended September 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $56.5 million and $83.6 million, respectively.  During the nine months ended September 30, 2011 and 2010, gross gains of $1.3 million and $1.6 million, respectively, and gross losses of $0.5 million and $0.4 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2011 and December 31, 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$132.2	$18.0	$5.0
Debt Securities	103.4	8.8	0.2
Total	$235.6	$26.8	$5.2

2010
Equity Securities	$143.9	$31.0	$1.7
Debt Securities	96.6	5.3	0.1
Total	$240.5	$36.3	$1.8

The amortized cost of debt securities was $89.5 million as of September 30, 2011 and $91.0 million as of December 31, 2010.  As of September 30, 2011, the debt securities have an average coupon rate of approximately 3.96%, an average duration of approximately 4.68 years, and an average maturity of approximately 9.12 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2011:
	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$34.9	$2.7	$4.3	$0.2
More than 12 months	9.1	2.3	0.1	-
Total	$44.0	$5.0	$4.4	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$4.8	$0.1
More than 12 months	18.9	1.7	0.2	-
Total	$18.9	$1.7	$5.0	$0.1

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$4.3	$5.3
1 year - 5 years	33.8	28.1
5 years - 10 years	26.5	31.5
10 years - 15 years	20.0	14.1
15 years - 20 years	1.8	2.9
20 years+	17.0	14.7
Total	$103.4	$96.6

During the three months ended September 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $3.7 million and $2.7 million, respectively.  During the three months ended September 30, 2011 and 2010, gross gains of $0 million and $0.03 million, respectively, and gross losses of $0.04 million and $0.03 million, respectively, were reclassified out of other comprehensive income into earnings.

During the nine months ended September 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $11.5 million and $29.4 million, respectively.  During the nine months ended September 30, 2011 and 2010, gross gains of $0.09 million and $0.6 million, respectively, and gross losses of $0.07 million and $0.1 million, respectively, were reclassified out of other comprehensive income into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2011 and December 31, 2010 are summarized as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$207.1	$20.7	$14.7
Debt Securities	186.1	9.3	0.2
Total	$393.2	$30.0	$14.9

2010
Equity Securities	$224.0	$37.3	$5.2
Debt Securities	163.9	4.4	1.5
Total	$387.9	$41.7	$6.7

The amortized cost of debt securities was $171.9 million as of September 30, 2011 and $159.3 million as of December 31, 2010.  As of September 30, 2011, the debt securities have an average coupon rate of approximately 3.44%, an average duration of approximately 4.99 years, and an average maturity of approximately 6.72 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index. A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$77.1	$8.0	$23.9	$0.2
More than 12 months	27.1	6.7	-	-
Total	$104.2	$14.7	$23.9	$0.2

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$63.0	$1.5
More than 12 months	61.1	5.2	-	-
Total	$61.1	$5.2	$63.0	$1.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
	(In Millions)

Less than 1 year	$6.1	$1.8
1 year - 5 years	96.4	79.8
5 years - 10 years	58.5	52.3
10 years - 15 years	0.5	2.5
15 years - 20 years	4.8	3.8
20 years+	19.8	23.7
Total	$186.1	$163.9

During the three months ended September 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $60.4 million and $98.5 million, respectively.  During the three months ended September 30, 2011 and 2010, gross gains of $1.6 million and $2.2 million, respectively, and gross losses of $0.04 million and $0.1 million, respectively, were reclassified out of other comprehensive income into earnings.

During the nine months ended September 30, 2011 and 2010, proceeds from the dispositions of securities amounted to $166.9 million and $236.7 million, respectively.  During the nine months ended September 30, 2011 and 2010, gross gains of $2.1 million and $3.6 million, respectively, and gross losses of $1.0 million and $0.3 million, respectively, were reclassified out of other comprehensive income into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and nine months ended September 30, 2011 and 2010.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three and nine months ended September 30, 2011 and 2010, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 3 to the financial statements in the Form 10-K for a discussion of tax proceedings.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Income Tax Litigation

As discussed in more detail in the Form 10-K, in October 2010 the United States Tax Court entered a decision in favor of Entergy for tax years 1997 and 1998.  There were two issues before the Court, depreciation of street lighting assets and the ability to credit the UK Windfall Tax as a foreign tax credit.  The IRS has not appealed street lighting depreciation, but has appealed the foreign tax credit matter to the United States Court of Appeals for the Fifth Circuit and oral argument has been scheduled for November 2011.

Other Tax Matters

During the second quarter 2011, Entergy effectively settled an uncertain tax position with the IRS resulting in the reversal of a provision for uncertain tax positions of approximately $41 million.

In August 2011, Entergy entered into a settlement agreement with the IRS relating to the mark-to-market income tax treatment of various wholesale electric power purchase and sale agreements, including Entergy Louisiana’s contract to purchase electricity from the Vidalia hydroelectric facility.  See Note 8 to the financial statements in the Form 10-K for further details regarding this contract and a previous LPSC-approved settlement regarding sharing of tax benefits from the tax treatment of the contract.

With respect to income tax accounting for wholesale electric power purchase agreements, Entergy recognized income for tax purposes of approximately $1.5 billion, which represents a reversal of previously deducted temporary differences on which deferred taxes had been provided.  Also in connection with this settlement, Entergy recognized a gain for income tax purposes of approximately $1.03 billion on the formation of a wholly-owned subsidiary in 2005 with a corresponding step-up in the tax basis of depreciable assets resulting in additional tax depreciation at Entergy Louisiana.  Because Entergy Louisiana is entitled to deduct additional tax depreciation of $1.03 billion in the future, Entergy Louisiana recorded a deferred tax asset for this additional tax basis.  The tax expense associated with the gain is offset by recording the deferred tax asset and by utilization of net operating losses.  With the recording of the deferred tax asset, there was a corresponding increase to Entergy Louisiana’s member’s equity account.  After consideration of the taxable income recognition and the additional depreciation deductions provided for in the settlement, Entergy’s net operating loss carryover was reduced by approximately $2.5 billion.

The agreement with the IRS effectively settled the tax treatment of various wholesale electric power purchase and sale agreements, resulting in the reversal in third quarter 2011 of approximately $422 million of deferred tax liabilities and liabilities for uncertain tax positions at Entergy Louisiana, with a corresponding reduction in income tax expense.  Under the terms of an LPSC-approved settlement, Entergy Louisiana will share over a 15-year period a portion of the benefits of the settlement with its customers, and recorded a $199 million regulatory charge and a corresponding regulatory liability to reflect this obligation.

During the second quarter 2011, Entergy filed an Application for Change in Accounting Method related to the allocation of overhead costs between production and non-production activity.  The accounting method affects the amount of overhead that will be capitalized or deducted for tax purposes.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2011 are $122.9 million for Entergy, $12.9 million for Entergy Arkansas, $13.6 million for Entergy Gulf States Louisiana, $23.8 million for Entergy Louisiana, $2.7 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, $2.4 million for Entergy Texas, and $25.2 million for System Energy.

Vermont Yankee

See Impairment of Long-Lived Assets in Note 1 to the financial statements in the Form 10-K, including a discussion of the Vermont Yankee nuclear power plant.  Following are updates to that discussion.

In March 2011, the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.  In May 2011, the Vermont Department of Public Service and the New England Coalition petitioned the United States Court of Appeals for the District of Columbia seeking judicial review of the NRC’s issuance of the renewed operating license alleging that the license had been issued without a valid and effective water quality certification under Section 401 of the Clean Water Act.  Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. intervened in the proceeding.  Motions by the parties for summary disposition were denied by the court, which set a briefing schedule on the merits that ends in February 2012.  Oral argument may be scheduled after briefing is completed.

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

In addition to seeking a declaratory judgment, the complaint also requests a preliminary and permanent injunction enjoining the enforcement of Vermont statutes, regulations, or other laws purporting to regulate the operation and licensing and/or the radiological safety of Vermont Yankee; enjoining Vermont and its officials from undertaking any steps, based on denial of a certificate of public good, to shutdown Vermont Yankee, to prevent Vermont Yankee from delivering power to the interstate grid, or to prohibit the storage at Vermont Yankee of spent nuclear fuel; and enjoining Vermont and its officials from conditioning Vermont Yankee’s continued operation upon Entergy Nuclear Vermont Yankee’s agreement to provide below-market wholesale electricity rates to Vermont retail utilities.  On April 22, 2011, Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations filed in the proceeding a motion for a preliminary injunction.  A hearing on the motion for a preliminary injunction was held on June 23 and 24, 2011.  On July 18, 2011, the court denied Entergy’s motion for preliminary injunction solely on the ground that Entergy had not

Entergy Corporation and Subsidiaries
Notes to Financial Statements

shown that any irreparable harm it might suffer before the trial on the complaint for a declaratory judgment would be ameliorated or redressed by a preliminary injunction.  The court’s preliminary injunction ruling did not decide whether Entergy had shown a likelihood of success on the merits of its preemption claims.  A trial on the complaint for a declaratory judgment was held in September 2011 and the decision of the court is pending.

As discussed further in the Form 10-K, after evaluating various factors, including the progress of the litigation in the U.S. District Court,  if Entergy concludes that Vermont Yankee is unlikely to operate significantly beyond its original license expiration date in 2012, it could result in an impairment of part or all of the carrying value of the plant.  In preparing its third quarter 2011 financial statements Entergy evaluated these factors and concluded that the carrying value of Vermont Yankee is not impaired as of September 30, 2011.  As of September 30, 2011 the net carrying value of the plant, including nuclear fuel, is $459 million.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facility and commercial paper borrowings and long-term debt.

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the consolidated financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $12.8 million and $9.8 million in the three months ended September 30, 2011 and 2010, respectively.  Entergy Louisiana made payments on its lease, including interest, of $50.4 million and $35.1 million in the nine months ended September 30, 2011 and 2010, respectively.  System Energy made payments on its lease, including interest, of $2.0 million and $2.9 million in the three months ended September 30, 2011 and 2010, respectively.  System Energy made payments on its lease, including interest, of $49.4 million and $48.6 million in the nine months ended September 30, 2011 and 2010, respectively.

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2011, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants’ management, including their respective PEOs and PFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2011 Compared to Third Quarter 2010

Net income decreased $12.3 million primarily due to a higher effective income tax rate, lower net revenue, higher taxes other than income taxes, and lower other income.  The decrease was partially offset by lower other operation and maintenance expenses and lower interest expense.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income decreased $7.1 million primarily due to higher other operation and maintenance expenses, a higher effective income tax rate, and lower other income, partially offset by lower depreciation and amortization expenses, higher net revenue, and lower interest expense.

Net Revenue

Third Quarter 2011 Compared to Third Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2011 to the third quarter 2010.

Amount
(In Millions)

2010 net revenue	$397.0
Volume/weather	(8.8)
Miscellaneous insignificant items	6.2
2011 net revenue	$394.4

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales as compared to the same period in 2010, partially offset by more favorable weather-adjusted usage.

Gross operating revenues and fuel expenses

Gross operating revenues increased primarily due to an increase of $71.7 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2011.

Fuel expenses increased primarily due to an increase in the recovery from customers of deferred fuel costs.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Amount
(In Millions)

2010 net revenue	$980.1
Retail electric price	28.1
Volume/weather	(13.6)
Capacity acquisition recovery	(10.2)
Other	1.2
2011 net revenue	$985.6

The retail electric price variance is primarily due to a base rate increase effective July 2010.  See Note 2 to the financial statements in the Form 10-K for discussion of the rate case settlement.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales as compared to the same period in 2010, partially offset by more favorable weather-adjusted usage.

The capacity acquisition recovery variance is primarily due to the cessation of the capacity acquisition rider to recover expenses incurred because those costs are recovered in base rates effective July 2010.

Other Income Statement Variances

Third Quarter 2011 Compared to Third Quarter 2010

Other operation and maintenance expenses decreased primarily due to a $5.7 million decrease in compensation and benefits costs resulting from an increase in the accrual for incentive-based compensation in 2010.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher retail electric revenues as compared with the same period in 2010.  There is no effect on net income as these taxes are recovered through the franchise tax rider.

                Other income decreased primarily due to carrying charges on storm restoration costs recorded in 2010 related to the January 2009 ice storm.

Interest expense decreased primarily due to the refinancing of debt at lower interest rates.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Other operation and maintenance expenses increased primarily due to an increase of $5.3 million in nuclear expenses primarily due to higher labor and contract costs, and an increase of $4.1 million in fossil costs due to higher fossil plant outage costs.  The increase was offset by an $8.1 million decrease in compensation and benefits costs resulting from an increase in the accrual for incentive-based compensation in 2010.

Depreciation and amortization expenses decreased primarily due to a decrease in depreciation rates as a result of the rate case settlement agreement approved by the APSC in June 2010.

Other income decreased primarily due to carrying charges on storm restoration costs recorded in 2010 related to the January 2009 ice storm.

Interest expense decreased primarily due to the refinancing of debt at lower interest rates.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Income Taxes

The effective income tax rates for the third quarter 2011 and the nine months ended September 30, 2011 were 45.9% and 43.8% respectively.  The differences in the effective income tax rates for the third quarter 2011 and the nine months ended September 30, 2011 versus the federal statutory rate of 35.0% are primarily due to state income taxes, an adjustment to the provision for uncertain tax positions, and book and tax differences related to utility plant items.

The effective income tax rates for the third quarter 2010 and the nine months ended September 30, 2010 were 38.4% and 40.3%, respectively.  The differences in the effective income tax rates for the third quarter 2010 and the nine months ended September 30, 2010 versus the federal statutory rate of 35.0% were primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits.

Liquidity and Capital Resources

April 2011 Storms

In April 2011, several thunderstorms with either tornados or straight-line winds caused damage to Entergy Arkansas’s transmission and distribution lines, equipment, poles, and other facilities.  The incurred cost of repairing that damage is $70 million, of which $19 million is operating and maintenance costs that are charged against the storm cost provision, and the remainder is capital investment.

Cash Flow

Cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$106,102	$86,233

Cash flow provided by (used in):
Operating activities	334,762	453,333
Investing activities	(359,111)	(231,198)
Financing activities	(78,971)	(201,080)
Net increase (decrease) in cash and cash equivalents	(103,320)	21,055

Cash and cash equivalents at end of period	$2,782	$107,288

Operating Activities

           Cash flow from operations decreased $118.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to a change of $53.2 million in deferred fuel costs primarily due to a reduction in the rough production cost equalization recovery rate because Entergy Arkansas’s obligation has decreased, an increase of $47.6 million in pension contributions, and spending resulting from the April 2011 storms discussed above.  The decrease was partially offset by income tax payments of $56.8 million in 2010.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.  In the third quarter 2010 the Registrant Subsidiaries made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments resulted from the reversal of temporary differences for which the Registrant Subsidiaries previously received cash tax benefits.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $127.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to an increase in nuclear fuel purchases primarily due to the purchase of nuclear fuel from System Fuels because the Utility companies will now purchase nuclear fuel as System Fuels procures it, rather than primarily at the time of refueling.  The increase is also due to $51 million in storm restoration spending resulting from the April 2011 storms, as discussed above.  The increase was partially offset by money pool activity.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $41.5 million in the nine months ended September 30, 2011, compared to increasing by $8.1 million for the nine months ended September 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $122.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to a $56.3 million decrease in dividends paid on common stock and money pool activity, partially offset by a decrease of $37.8 million in net borrowings from the nuclear fuel company variable interest entity credit facility.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $32.1 million for the nine months ended September 30, 2011.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2011	December 31, 2010

Debt to capital	55.5%	55.9%
Effect of excluding the securitization bonds	(1.6)%	(1.6)%
Debt to capital, excluding securitization bonds (1)	53.9%	54.3%
Effect of subtracting cash	(0.0)%	(1.5)%
Net debt to net capital, excluding securitization bonds (1)	53.9%	52.8%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and shareholders’ equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the net debt to net capital ratio and the ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital.  Entergy Arkansas is developing its capital investment plan for 2012 through 2014 and currently anticipates making $1.4 billion in capital investments during that period, including approximately $701 million for maintenance of existing assets.  The remaining $662 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments, such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth, including the Hot Spring Energy Facility acquisition.  Following are additional updates to the information provided in the Form 10-K.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
(In Thousands)

($32,102)	$41,463	$37,000	$28,859

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In April 2011, Entergy Arkansas entered into a $78 million credit facility that expires in April 2012.  No borrowings were outstanding under the credit facility as of September 30, 2011.

Hot Spring Energy Facility Purchase Agreement

In April 2011, Entergy Arkansas announced that it has signed an asset purchase agreement to acquire the Hot Spring Energy Facility, a 620 MW natural gas-fired combined-cycle turbine plant located in Hot Spring County, Arkansas, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $253 million.  Entergy Arkansas also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $277 million.  A new transmission service request has been submitted to determine if investments for supplemental upgrades in the Entergy transmission system are needed to make the Hot Spring Energy Facility deliverable to Entergy Arkansas for the period after Entergy Arkansas exits the System Agreement.  The initial results of the service request are expected in January 2012; accordingly there are still uncertainties that must be resolved.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Closing is expected to occur in mid-2012.  In July 2011, Entergy Arkansas filed its application with the APSC requesting approval of the acquisition and full cost recovery.  The APSC has established a procedural schedule that includes a January 24, 2012 evidentiary hearing.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$658,356	$575,062	$1,618,687	$1,647,491

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	100,381	27,961	269,494	310,430
Purchased power	164,901	156,581	373,244	373,561
Nuclear refueling outage expenses	11,172	10,008	31,391	31,867
Other operation and maintenance	129,300	135,045	373,530	360,703
Decommissioning	9,588	9,016	28,327	26,635
Taxes other than income taxes	24,989	23,004	63,520	65,561
Depreciation and amortization	54,483	53,353	163,993	178,056
Other regulatory credits - net	(1,280)	(6,481)	(9,611)	(16,607)
TOTAL	493,534	408,487	1,293,888	1,330,206

OPERATING INCOME	164,822	166,575	324,799	317,285

OTHER INCOME
Allowance for equity funds used during construction	2,033	677	4,913	3,435
Interest and investment income	3,938	6,073	13,099	19,795
Miscellaneous - net	(1,213)	(452)	(3,102)	(537)
TOTAL	4,758	6,298	14,910	22,693

INTEREST EXPENSE
Interest expense	20,726	21,863	62,749	67,222
Allowance for borrowed funds used during construction	(818)	(396)	(1,919)	(2,007)
TOTAL	19,908	21,467	60,830	65,215

INCOME BEFORE INCOME TAXES	149,672	151,406	278,879	274,763

Income taxes	68,727	58,116	122,028	110,819

NET INCOME	80,945	93,290	156,851	163,944

Preferred dividend requirements and other	1,718	1,718	5,155	5,155

EARNINGS APPLICABLE TO
COMMON STOCK	$79,227	$91,572	$151,696	$158,789

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$156,851	$163,944
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	255,051	261,978
Deferred income taxes, investment tax credits, and non-current taxes accrued	(17,536)	54,376
Changes in assets and liabilities:
Receivables	(69,699)	(22,478)
Fuel inventory	(8,904)	(10,265)
Accounts payable	134,019	(37,034)
Prepaid taxes and taxes accrued	126,029	-
Interest accrued	(5,716)	(2,133)
Deferred fuel costs	8,112	61,311
Other working capital accounts	(129,416)	44,039
Provisions for estimated losses	(2,491)	(8,563)
Other regulatory assets	23,478	(30,562)
Pension and other postretirement liabilities	(110,423)	(50,900)
Other assets and liabilities	(24,593)	29,620
Net cash flow provided by operating activities	334,762	453,333

INVESTING ACTIVITIES
Construction expenditures	(271,443)	(212,468)
Allowance for equity funds used during construction	6,451	3,435
Nuclear fuel purchases	(127,978)	(12,261)
Proceeds from sale of equipment	-	2,489
Changes in other investments	-	2,415
Proceeds from nuclear decommissioning trust fund sales	82,655	178,441
Investment in nuclear decommissioning trust funds	(95,723)	(185,126)
Change in money pool receivable - net	41,463	(8,141)
Investment in affiliates	10,994	-
Remittances to transition charge account	(11,866)	-
Payments from transition charge account	6,336	-
Other	-	18
Net cash flow used in investing activities	(359,111)	(231,198)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	54,804	119,782
Retirement of long-term debt	(39,145)	(100,000)
Changes in short-term borrowings - net	(4,477)	(42,307)
Changes in money pool payable - net	32,102	-
Dividends paid:
Common stock	(117,100)	(173,400)
Preferred stock	(5,155)	(5,155)
Net cash flow used in financing activities	(78,971)	(201,080)

Net increase (decrease) in cash and cash equivalents	(103,320)	21,055

Cash and cash equivalents at beginning of period	106,102	86,233

Cash and cash equivalents at end of period	$2,782	$107,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$64,670	$65,337
Income taxes	$-	$56,847

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,782	$4,250
Temporary cash investments	-	101,852
Total cash and cash equivalents	2,782	106,102
Securitization recovery trust account	7,942	2,412
Accounts receivable:
Customer	140,820	79,905
Allowance for doubtful accounts	(24,735)	(24,402)
Associated companies	47,653	82,583
Other	61,079	61,135
Accrued unbilled revenues	76,867	74,227
Total accounts receivable	301,684	273,448
Deferred fuel costs	53,390	61,502
Fuel inventory - at average cost	46,603	37,699
Materials and supplies - at average cost	139,427	140,095
Deferred nuclear refueling outage costs	30,089	23,099
System agreement cost equalization	190,174	52,160
Prepaid taxes	-	86,693
Prepayments and other	10,561	7,877
TOTAL	782,652	791,087

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	504,773	520,841
Non-utility property - at cost (less accumulated depreciation)	1,679	1,684
Other	3,182	14,176
TOTAL	509,634	536,701

UTILITY PLANT
Electric	7,963,491	7,787,348
Property under capital lease	1,252	1,303
Construction work in progress	173,286	114,324
Nuclear fuel	254,186	188,611
TOTAL UTILITY PLANT	8,392,215	8,091,586
Less - accumulated depreciation and amortization	3,819,208	3,683,001
UTILITY PLANT - NET	4,573,007	4,408,585

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	91,145	98,836
Other regulatory assets (includes securitization property of
$108,470 as of September 30, 2011 and $118,505 as of
December 31, 2010)	876,662	892,449
Other	25,933	23,710
TOTAL	993,740	1,014,995

TOTAL ASSETS	$6,859,033	$6,751,368

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$35,000
Short-term borrowings	58,300	62,777
Accounts payable:
Associated companies	252,932	92,627
Other	117,166	114,454
Customer deposits	79,530	72,535
Taxes accrued	39,336	-
Accumulated deferred income taxes	74,601	82,820
Interest accrued	21,304	27,020
Other	31,724	21,115
TOTAL	674,893	508,348

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,649,784	1,661,365
Accumulated deferred investment tax credits	43,436	44,928
Other regulatory liabilities	102,429	140,801
Decommissioning	630,491	602,164
Accumulated provisions	5,479	7,970
Pension and other postretirement liabilities	305,502	415,925
Long-term debt (includes securitization bonds of $119,923 as
of September 30, 2011 and $124,066 as of December 31, 2010)	1,882,056	1,828,910
Other	10,111	20,701
TOTAL	4,629,288	4,722,764

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2011
and 2010	470	470
Paid-in capital	588,444	588,444
Retained earnings	849,588	814,992
TOTAL	1,438,502	1,403,906

TOTAL LIABILITIES AND EQUITY	$6,859,033	$6,751,368

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2009	$470	$588,444	$822,647	$1,411,561

Net income	-	-	163,944	163,944
Common stock dividends	-	-	(173,400)	(173,400)
Preferred stock dividends	-	-	(5,155)	(5,155)

Balance at September 30, 2010	$470	$588,444	$808,036	$1,396,950

Balance at December 31, 2010	$470	$588,444	$814,992	$1,403,906

Net income	-	-	156,851	156,851
Common stock dividends	-	-	(117,100)	(117,100)
Preferred stock dividends	-	-	(5,155)	(5,155)

Balance at September 30, 2011	$470	$588,444	$849,588	$1,438,502

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$280	$245		$35	14
Commercial	146	123		23	19
Industrial	134	112		22	20
Governmental	6	5		1	20
Total retail	566	485		81	17
Sales for resale:
Associated companies	75	70		5	7
Non-associated companies	22	17		5	29
Other	(5)	3		(8)	(267)
Total	$658	$575		$83	14

Billed Electric Energy
Sales (GWh):
Residential	2,769	2,777		(8)	-
Commercial	1,905	1,910		(5)	-
Industrial	2,003	2,006		(3)	-
Governmental	81	83		(2)	(2)
Total retail	6,758	6,776		(18)	-
Sales for resale:
Associated companies	1,937	1,852		85	5
Non-associated companies	267	150		117	78
Total	8,962	8,778		184	2

	Nine Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$612	$628	$	(16)	(3)
Commercial	345	343		2	1
Industrial	318	322		(4)	(1)
Governmental	15	15		-	-
Total retail	1,290	1,308		(18)	(1)
Sales for resale:
Associated companies	212	225		(13)	(6)
Non-associated companies	69	57		12	21
Other	48	57		(9)	(16)
Total	$1,619	$1,647	$	(28)	(2)

Billed Electric Energy
Sales (GWh):
Residential	6,674	6,802		(128)	(2)
Commercial	4,690	4,718		(28)	(1)
Industrial	5,320	5,331		(11)	-
Governmental	210	211		(1)	-
Total retail	16,894	17,062		(168)	(1)
Sales for resale:
Associated companies	5,318	5,908		(590)	(10)
Non-associated companies	892	537		355	66
Total	23,104	23,507		(403)	(2)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2011 Compared to Third Quarter 2010

Net income decreased $25 million primarily due to lower net revenue, a higher effective income tax rate, and higher depreciation and amortization expenses, partially offset by lower other operation and maintenance expenses.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income remained relatively unchanged, decreasing $0.2 million, primarily due to lower net revenue and higher depreciation and amortization expenses, offset by lower interest expense and lower other operation and maintenance expenses.

Net Revenue

Third Quarter 2011 Compared to Third Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2011 to the third quarter 2010.

Amount
(In Millions)

2010 net revenue	$282.1
Retail electric price	(16.7)
Volume/weather	(10.3)
Other	(1.3)
2011 net revenue	$253.8

The retail electric price variance is primarily due to the deferral of prior year purchased power capacity costs recovered throughout 2011 and an increase in credits passed on to customers as a result of the Act 55 storm cost financing.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

The volume/weather variance is primarily due to a decrease in sales volume in the unbilled period as well as a decrease of 43 GWh, or 1%, in billed electricity usage, including the effect of less favorable weather on the residential and commercial sectors.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Amount
(In Millions)

2010 net revenue	$729.4
Retail electric price	(17.9)
Fuel recovery	8.4
Other	(1.3)
2011 net revenue	$718.6

The retail electric price variance is primarily due to an increase in credits passed on to customers as a result of the Act 55 storm cost financing.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

The fuel recovery variance resulted primarily from an adjustment to deferred fuel costs in the first quarter 2010.

Other Income Statement Variances

Third Quarter 2011 Compared to Third Quarter 2010

Other operation and maintenance expenses decreased primarily due to:

•	a $4.1 million decrease in compensation and benefits costs resulting from an increase in the accrual for incentive-based compensation in 2010; and
•	a decrease of $2.1 million in transmission expenses primarily due to lower transmission equalization expenses in 2011.

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

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $5.9 million in transmission expenses primarily due to lower transmission equalization expenses in 2011;
•	a $3.7 million decrease in compensation and benefits costs resulting from an increase in the accrual for incentive-based compensation in 2010; and
•	a decrease of $3.3 million in fossil expenses primarily due to lower fossil plant outage costs.

The decrease was offset by an increase of $3.5 million in nuclear expenses due to increased materials costs and higher nuclear labor costs as well as several individually insignificant items.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

Interest expense decreased primarily due to:

•
redemptions of first mortgage bonds of $68 million in June 2010 and $304 million in November 2010, partially offset by the issuance of first mortgage bonds of $250 million in October 2010.  See Note 4 to the financial statements in the Form 10-K for details of long-term debt; and

•	interest expense accrued in 2010 related to the expected result of the LPSC Staff audit of the fuel adjustment clause for the period 1995 through 2004.

Income Taxes

The effective income tax rate was 42.5% for the third quarter 2011 and 39.4% for the nine months ended September 30, 2011.  The differences in the effective income tax rates for the third quarter 2011 and for the nine months ended September 30, 2011 versus the federal statutory rate of 35% are primarily due to state income taxes, book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to non-taxable distributions earned on the preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financings.

The effective income tax rate was 34.1% for the third quarter 2010 and 38.7% for the nine months ended September 30, 2010.  The difference in the effective income tax rates for the third quarter 2010 versus the federal statutory rate of 35% was primarily due to book and tax differences related to Act 55 storm cost financing, partially offset by flow-through book and tax timing differences.  The difference in the effective income tax rate for the nine months ended September 30, 2010 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to Act 55 storm cost financing and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$155,173	$144,460

Cash flow provided by (used in):
Operating activities	314,457	571,576
Investing activities	(179,431)	(438,753)
Financing activities	(264,335)	(147,806)
Net decrease in cash and cash equivalents	(129,309)	(14,983)

Cash and cash equivalents at end of period	$25,864	$129,477

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $257.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to:

•	proceeds of $240.3 million received from the LURC as a result of the Act 55 storm cost financings in 2010;
•	higher nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2011 and did not have one in 2010; and
•
an increase of $6.7 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

The decrease was partially offset by income tax payments of $38.2 million made in 2010. In the third quarter 2010 the Registrant Subsidiaries made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments result from the reversal of temporary differences for which the Registrant Subsidiaries previously received cash tax benefits.

Investing Activities

Net cash flow used in investing activities decreased $259.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to:

•
the investment of $150.3 million in affiliate securities and the investment of $90 million in the storm reserve escrow account as a result of the Act 55 storm cost financings.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing; and

•	money pool activity.

The decrease was partially offset by an increase in nuclear fuel purchases because River Bend had a refueling outage in 2011 and did not have one in 2010.

Decreases in Entergy Gulf States Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool decreased by $49.7 million for the nine months ended September 30, 2011 compared to decreasing by $4.8 million for the nine months ended September 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility operating companies’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $116.5 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to an increase of $157.6 million in common equity distributions, partially offset by an increase in net borrowings against the nuclear fuel company variable interest entity credit facility in 2011. See Note 4 to the financial statements for a discussion of the credit facility.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Gulf States Louisiana as of September 30, 2011 is primarily due to a decrease in member’s equity as a result of an increase of $157.7 million in common equity distributions.

	September 30, 2011	December 31, 2010

Debt to capital	53.8%	51.2%
Effect of subtracting cash	(0.4)%	(2.6)%
Net debt to net capital	53.4%	48.6%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana’s uses and sources of capital.  Entergy Gulf States Louisiana is developing its capital investment plan for 2012 through 2014 and currently anticipates making $646 million in capital investments during that period, including approximately $457 million for maintenance of existing assets.  The remaining $189 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth.  Following are additional updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana’s receivables from the money pool were as follows:

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
(In Thousands)

$13,280	$63,003	$45,373	$50,131

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of September 30, 2011.

New Nuclear Development

See the Form 10-K for a discussion of the project option being developed by Entergy Gulf States Louisiana and Entergy Louisiana for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  Discovery is complete and the parties have filed testimony and pre-hearing briefs.  The testimony and pre-hearing brief of the LPSC Staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  An evidentiary hearing was held in October 2011 and the ALJ’s decision is pending.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Entergy New Orleans has filed a request with the City Council to approve its purchase under a life-of-unit power purchase agreement of this capacity and energy. The City Council has approved a procedural schedule that leads to a decision in the first quarter 2012. If the City Council does not approve this power purchase agreement in a timely manner, then an allocation of 65% to Entergy Louisiana and 35% to Entergy Gulf States Louisiana is proposed.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.  The ALJ has established a schedule for the LPSC proceeding that includes February 27 - March 7, 2012 hearing dates.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to that discussion.

In January 2003 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 1995 through 2004.  The LPSC Staff issued its audit report in December 2010.  The report recommended the disallowance of $23 million of costs which, with interest, would total $43 million.  $2 million of this total relates to a realignment to and recovery through base rates of certain SO2 costs.  Entergy Gulf States Louisiana filed comments disputing the findings in the report.  Entergy Gulf States Louisiana and the LPSC Staff reached a settlement to resolve the audit that requires Entergy Gulf States Louisiana to refund $18 million to customers, including the realignment to base rates of the $2 million of SO2 costs.  Entergy Gulf States Louisiana and the LPSC Staff filed the uncontested settlement, the ALJ held a stipulation hearing in September 2011, and the LPSC approved the settlement in October 2011.  The refund will be made in the November 2011 billing cycle.  Entergy Gulf States Louisiana had previously recorded provisions for the estimated outcome of this proceeding.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana’s purchased gas adjustment clause filings for its gas distribution operations.  The audit includes a review of the reasonableness of charges flowed through by Entergy Gulf States Louisiana for the period from 2003 through 2008.  Discovery was completed and, in June 2011, the LPSC Staff filed an audit report generally supporting the appropriateness of charges flowed through the purchased gas adjustment clause filings.  The LPSC approved the staff audit report in October 2011.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

In May 2011, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflects an 11.11% earned return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing also reflects a $22.8 million rate decrease for incremental capacity costs.  Entergy Gulf States Louisiana and the LPSC Staff subsequently filed a joint report that also stated that no cost of service rate change is necessary under the formula rate plan, and the LPSC approved it in October 2011.  Unless otherwise ordered by the LPSC, the 2010 test year is the final evaluation period of Entergy Gulf States Louisiana’s formula rate plan.  Entergy Gulf States Louisiana has filed a motion requesting that the LPSC extend the formula rate plan for an additional year.  The LPSC has indicated that it will act on that request at its November 9, 2011 meeting.

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

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$587,275	$622,200	$1,565,964	$1,576,985
Natural gas	9,673	10,572	49,444	63,687
TOTAL	596,948	632,772	1,615,408	1,640,672

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	135,034	117,475	291,592	250,464
Purchased power	224,452	235,010	622,949	667,037
Nuclear refueling outage expenses	4,454	6,448	13,796	17,771
Other operation and maintenance	89,081	95,433	255,566	262,312
Decommissioning	3,572	3,374	10,565	9,978
Taxes other than income taxes	20,668	20,258	58,246	56,668
Depreciation and amortization	35,784	28,752	107,183	96,554
Other regulatory credits - net	(16,373)	(1,803)	(17,695)	(6,233)
TOTAL	496,672	504,947	1,342,202	1,354,551

OPERATING INCOME	100,276	127,825	273,206	286,121

OTHER INCOME
Allowance for equity funds used during construction	2,273	1,329	6,176	4,140
Interest and investment income	10,269	11,288	30,100	30,666
Miscellaneous - net	(2,643)	(1,996)	(6,515)	(5,348)
TOTAL	9,899	10,621	29,761	29,458

INTEREST EXPENSE
Interest expense	20,731	22,620	63,311	78,225
Allowance for borrowed funds used during construction	(931)	(869)	(2,624)	(2,668)
TOTAL	19,800	21,751	60,687	75,557

INCOME BEFORE INCOME TAXES	90,375	116,695	242,280	240,022

Income taxes	38,429	39,756	95,352	92,846

NET INCOME	51,946	76,939	146,928	147,176

Preferred distribution requirements and other	206	206	619	621

EARNINGS APPLICABLE TO COMMON EQUITY	$51,740	$76,733	$146,309	$146,555

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$146,928	$147,176
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	154,739	142,212
Deferred income taxes, investment tax credits, and non-current taxes accrued	(21,223)	94,696
Changes in assets and liabilities:
Receivables	(153,380)	(95,713)
Fuel inventory	9,427	5,308
Accounts payable	(64,105)	53,474
Prepaid taxes and taxes accrued	148,158	(24,945)
Interest accrued	5,877	10,043
Deferred fuel costs	(1,596)	(20,694)
Other working capital accounts	75,582	17,511
Provisions for estimated losses	1,670	82,647
Other regulatory assets	27,171	144,721
Pension and other postretirement liabilities	(16,605)	(10,070)
Other assets and liabilities	1,814	25,210
Net cash flow provided by operating activities	314,457	571,576

INVESTING ACTIVITIES
Construction expenditures	(156,944)	(171,142)
Allowance for equity funds used during construction	6,176	4,140
Insurance proceeds	-	2,243
Nuclear fuel purchases	(73,853)	(33,363)
Proceeds from the sale of nuclear fuel	9,647	-
Investment in affiliates	-	(150,264)
Payment to storm reserve escrow account	-	(90,026)
Proceeds from nuclear decommissioning trust fund sales	56,543	83,625
Investment in nuclear decommissioning trust funds	(70,623)	(91,860)
Change in money pool receivable - net	49,723	4,758
Changes in other investments - net	-	3,136
Other	(100)	-
Net cash flow used in investing activities	(179,431)	(438,753)

FINANCING ACTIVITIES
Retirement of long-term debt	-	(12,721)
Changes in credit borrowings - net	18,500	(8,300)
Dividends/distributions paid:
Common equity	(281,950)	(124,300)
Preferred membership interests	(619)	(621)
Other	(266)	(1,864)
Net cash flow used in financing activities	(264,335)	(147,806)

Net decrease in cash and cash equivalents	(129,309)	(14,983)

Cash and cash equivalents at beginning of period	155,173	144,460

Cash and cash equivalents at end of period	$25,864	$129,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$55,073	$65,992
Income taxes	$(7)	$38,220

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$-	$167,742

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$247	$231
Temporary cash investments	25,617	154,942
Total cash and cash equivalents	25,864	155,173
Accounts receivable:
Customer	89,266	60,369
Allowance for doubtful accounts	(1,587)	(1,306)
Associated companies	187,280	119,252
Other	31,241	27,728
Accrued unbilled revenues	60,116	56,616
Total accounts receivable	366,316	262,659
Fuel inventory - at average cost	16,400	25,827
Materials and supplies - at average cost	112,019	113,302
Deferred nuclear refueling outage costs	25,572	7,372
Prepaid taxes	-	40,946
Prepayments and other	6,502	5,127
TOTAL	552,673	610,406

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	339,664	339,664
Decommissioning trust funds	391,365	393,580
Non-utility property - at cost (less accumulated depreciation)	161,652	156,845
Storm reserve escrow account	90,225	90,125
Other	12,610	12,011
TOTAL	995,516	992,225

UTILITY PLANT
Electric	7,010,486	6,907,268
Natural gas	128,786	124,020
Construction work in progress	131,703	119,017
Nuclear fuel	195,231	202,609
TOTAL UTILITY PLANT	7,466,206	7,352,914
Less - accumulated depreciation and amortization	3,888,652	3,812,394
UTILITY PLANT - NET	3,577,554	3,540,520

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	225,397	234,406
Other regulatory assets	252,721	270,883
Deferred fuel costs	100,124	100,124
Other	16,010	14,832
TOTAL	594,252	620,245

TOTAL ASSETS	$5,719,995	$5,763,396

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$60,000	$-
Accounts payable:
Associated companies	91,142	71,601
Other	70,126	160,246
Customer deposits	49,332	48,631
Taxes accrued	107,212	-
Accumulated deferred income taxes	6,762	1,749
Interest accrued	33,138	27,261
Deferred fuel costs	20,705	22,301
Pension and other postretirement liabilities	7,702	7,415
System agreement cost equalization	87,140	-
Other	21,082	15,049
TOTAL	554,341	354,253

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,376,749	1,405,374
Accumulated deferred investment tax credits	82,355	84,858
Other regulatory liabilities	66,306	83,479
Decommissioning and asset retirement cost liabilities	354,719	339,925
Accumulated provisions	99,350	97,680
Pension and other postretirement liabilities	203,540	220,432
Long-term debt	1,543,011	1,584,332
Long-term payables - associated companies	31,522	32,596
Other	32,834	51,254
TOTAL	3,790,386	3,899,930

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,403,857	1,539,517
Accumulated other comprehensive loss	(38,589)	(40,304)
TOTAL	1,375,268	1,509,213

TOTAL LIABILITIES AND EQUITY	$5,719,995	$5,763,396

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$10,000	$1,473,930	$(42,171)	$1,441,759

Net income	-	147,176	-	147,176
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $1,556)	-	-	1,614	1,614
Total comprehensive income				148,790

Dividends/distributions declared on common equity	-	(124,300)	-	(124,300)
Dividends/distributions declared on preferred membership interests	-	(621)	-	(621)
Other	-	(15)	-	(15)

Balance at September 30, 2010	$10,000	$1,496,170	$(40,557)	$1,465,613

Balance at December 31, 2010	$10,000	$1,539,517	$(40,304)	$1,509,213

Net income	-	146,928	-	146,928
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $1,522)	-	-	1,715	1,715
Total comprehensive income				148,643

Dividends/distributions declared on common equity	-	(281,950)	-	(281,950)
Dividends/distributions declared on preferred membership interests	-	(619)	-	(619)
Other	-	(19)	-	(19)

Balance at September 30, 2011	$10,000	$1,403,857	$(38,589)	$1,375,268

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$166	$167	$(1)	(1)
Commercial	125	125	-	-
Industrial	136	130	6	5
Governmental	5	5	-	-
Total retail	432	427	5	1
Sales for resale:
Associated companies	136	163	(27)	(17)
Non-associated companies	14	16	(2)	(13)
Other	5	16	(11)	(69)
Total	$587	$622	$(35)	(6)

Billed Electric Energy
Sales (GWh):
Residential	1,802	1,844	(42)	(2)
Commercial	1,516	1,548	(32)	(2)
Industrial	2,299	2,276	23	1
Governmental	61	53	8	15
Total retail	5,678	5,721	(43)	(1)
Sales for resale:
Associated companies	2,462	2,804	(342)	(12)
Non-associated companies	243	340	(97)	(29)
Total	8,383	8,865	(482)	(5)

	Nine Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$386	$393	$(7)	(2)
Commercial	325	324	1	-
Industrial	379	371	8	2
Governmental	16	15	1	7
Total retail	1,106	1,103	3	-
Sales for resale:
Associated companies	381	372	9	2
Non-associated companies	42	62	(20)	(32)
Other	37	40	(3)	(8)
Total	$1,566	$1,577	$(11)	(1)

Billed Electric Energy
Sales (GWh):
Residential	4,278	4,364	(86)	(2)
Commercial	4,004	3,991	13	-
Industrial	6,819	6,605	214	3
Governmental	168	160	8	5
Total retail	15,269	15,120	149	1
Sales for resale:
Associated companies	6,598	6,710	(112)	(2)
Non-associated companies	753	1,297	(544)	(42)
Total	22,620	23,127	(507)	(2)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2011 Compared to Third Quarter 2010

Net income increased $243.4 million primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a $422 million reduction in income tax expense.  The net income effect was partially offset by a $199 million regulatory charge, which reduced net revenue, because a portion of the benefits will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income increased $260.7 million primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a $422 million reduction in income tax expense.  The net income effect was partially offset by a $199 million regulatory charge, which reduced net revenue, because a portion of the benefits will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Net Revenue

Third Quarter 2011 Compared to Third Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2011 to the third quarter 2010.

Amount
(In Millions)

2010 net revenue	$314.0
Mark-to-market tax settlement sharing	(198.7)
Retail electric price	18.7
Other	(3.7)
2011 net revenue	$130.3

The mark-to-market tax settlement sharing variance results from a regulatory charge because a portion of the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The retail electric price variance is primarily due to a formula rate plan increase effective May 2011.  See Note 2 to the financial statements herein and in the Form 10-K for discussion of the formula rate plan increase.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other regulatory charges (credits)

Other regulatory credits decreased primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts because a portion of the benefits of the settlement will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Amount
(In Millions)

2010 net revenue	$821.4
Mark-to-market tax settlement sharing	(198.7)
Retail electric price	23.2
Other	4.2
2011 net revenue	$650.1

The mark-to-market tax settlement sharing variance results from a regulatory charge because a portion of the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The retail electric price variance is primarily due to a formula rate plan increase effective May 2011.  See Note 2 to the financial statements herein and in the Form 10-K for discussion of the formula rate plan increase.

Other regulatory charges (credits)

Other regulatory credits decreased primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts because a portion of the benefits of the settlement will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement.

Income Taxes

The effective income tax rate was 727.8% for the third quarter 2011 and (359.5)% for the nine months ended September 30, 2011.  The differences in the effective income tax rates for the third quarter 2011 and the nine months ended September 30, 2011 versus the federal statutory rate of 35.0% are primarily due to the reversal in the third quarter 2011 for uncertain tax positions resulting from a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts.  See Note 10 to the financial statements for additional discussion of the settlement.

The effective income tax rate for the third quarter of 2010 was 25.7%.  The difference in the effective income tax rate for the third quarter of 2010 versus the federal statutory rate of 35.0% was primarily due to book and tax differences related to Act 55 storm cost financing, allowance for equity funds used during construction, and state income taxes, partially offset by certain book and tax differences related to utility plant items.  The effective income tax rate for the nine months ended September 30, 2010 was 28.1%.  The difference in the effective income tax rate for the nine months ended September 30, 2010 versus the federal statutory rate of 35.0% was primarily due to book and tax differences related to Act 55 storm cost financing and allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$123,254	$151,849

Cash flow provided by (used in):
Operating activities	248,173	821,481
Investing activities	(699,523)	(806,079)
Financing activities	381,593	127,085
Net increase (decrease) in cash and cash equivalents	(69,757)	142,487

Cash and cash equivalents at end of period	$53,497	$294,336

Operating Activities

Cash flow provided by operating activities decreased $573.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to proceeds of $462.4 million received in 2010 from the LURC as a result of the Act 55 storm cost financings, decreased recovery of fuel costs due to a decrease in the amount of deferred fuel to be recovered compared to the same period in the prior year, and the purchase of $28.1 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies.

Investing Activities

Net cash flow used in investing activities decreased $106.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to:

•
the investment in 2010 of $262.4 million in affiliate securities and the investment of $200 million in the storm reserve escrow account as a result of the Act 55 storm cost financings.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.; and

•	money pool activity.

The increase was partially offset by:

•	the purchase of the Acadia Power Plant for approximately $300 million in April 2011; and
•
an increase in nuclear fuel purchases because of the timing of refueling outages and the purchase of nuclear fuel from System Fuels because the Utility companies will now purchase nuclear fuel as System Fuels procures it, rather than primarily at the time of refueling.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $22.8 million for the nine months ended September 30, 2011 compared to increasing by $50.8 million for the nine months ended September 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities increased $254.5 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the following cash flow activity:

•
the issuance by Entergy Louisiana Investment Recovery Funding, L.L.C., a wholly owned subsidiary of Entergy Louisiana, of $207.2 million of senior secured investment recovery bonds with a coupon of 2.04% in September 2011;

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

These increases were offset by a principal payment of $35.5 million in 2011 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $17.3 million in 2010 and $31.2 million in common equity dividends paid in 2011.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2011	December 31, 2010

Debt to capital	43.8%	46.1%
Effect of excluding securitization bonds	(0.6)%	0.0%
Debt to capital, excluding securitization bonds (1)	43.2%	46.1%
Effect of subtracting cash	(2.4)%	(1.7)%
Net debt to net capital, excluding securitization bonds (1)	40.8%	44.4%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and member’s equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the net debt to net capital ratio and the ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital.  Entergy Louisiana is developing its capital investment plan for 2012 through 2014 and currently anticipates making $1.9 billion in capital investments during that period, including approximately $651 million for maintenance of existing assets.  The remaining $1.2 billion is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments, such as the Waterford 3 steam generator replacement and potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth, including the Ninemile Point Unit 6 self-build project.  Following are additional updates to the information provided in the Form 10-K.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana’s receivables from the money pool were as follows:

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
(In Thousands)

$27,107	$49,887	$103,593	$52,807

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of September 30, 2011.

In March 2011, Entergy Louisiana issued $200 million of 4.80% Series first mortgage bonds due May 2021.  Entergy Louisiana used the proceeds, together with other available funds, to purchase Unit 2 of the Acadia Energy Center, as discussed below.

In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds to recover Entergy Louisiana’s investment recovery costs associated with the cancelled Little Gypsy repowering project.  The bonds have a coupon of 2.04% and an expected maturity date of June 2021.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds.  In accordance with the financing order, Entergy Louisiana will apply the proceeds it received from the sale of the investment recovery property as a reimbursement for previously-incurred investment recovery costs.

Acadia Unit 2 Purchase Agreement

As discussed more fully in the Form 10-K, in October 2009, Entergy Louisiana announced that it signed an agreement to acquire Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, La., from Acadia Power Partners, LLC, an independent power producer.  Entergy Louisiana acquired the plant on April 29, 2011.

Little Gypsy Repowering Project

See the Form 10-K for a discussion of the Little Gypsy repowering project.  As discussed in the Form 10-K, in January 2011 all parties conducted a mediation on the disputed issues, and thereafter, reached agreement on a settlement of all disputed issues, including cost recovery and cost allocation.  The settlement provides for Entergy Louisiana to recover $200 million as of March 31, 2011, and carrying costs on that amount on specified terms thereafter.  The settlement also provides for Entergy Louisiana to recover the approved project costs by securitization.  In April 2011, Entergy Louisiana filed an application with the LPSC to authorize the securitization of the investment recovery costs associated with the project and to issue a financing order by which Entergy Louisiana may accomplish such securitization.  In August 2011 the LPSC issued an order approving the settlement and also issued a financing order for the securitization.  See the discussion above and in Note 4 to the financial statements for a discussion of the September 2011 issuance of the securitization bonds.

Waterford 3 Steam Generator Replacement Project

See the Form 10-K for a discussion of the Waterford 3 Steam Generator Replacement project.  With regard to the delay in the delivery of the steam generators, Entergy Louisiana worked with the manufacturer to fully develop and evaluate repair options, and expects the replacement steam generators to be delivered in time for the Fall 2012 refueling outage.  Extensive inspections of the existing steam generators at Waterford 3 in cooperation with the manufacturer were completed in April 2011.  The review of data obtained during these inspections supports the conclusion that Waterford 3 can operate safely for another full cycle before the replacement of the existing steam

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

generators.  Entergy Louisiana has formally reported its findings to the NRC.  At this time, a requirement to perform a mid-cycle outage for further inspections in order to allow the plant to continue operation until its Fall 2012 refueling outage is not anticipated.  Entergy Louisiana currently expects the cost of the project, including carrying costs, to increase to approximately $687 million if the replacement occurs during the Fall 2012 refueling outage.

Entergy Louisiana’s existing formula rate plan provides for rate treatment of the Waterford 3 project costs, including in-service rate recovery without regulatory lag and treatment outside of the formula rate plan earnings sharing formula; however, these provisions contemplated the project being placed in service during the term of the current formula rate plan and will not apply at the time of the expected in-service date in the Fall 2012.  Through a motion filed in September 2011, Entergy Louisiana has sought to re-establish comparable rate recovery provisions for the project through renewal or extension of the current formula rate plan provisions.  The LPSC is scheduled to review this motion at its November 2011 meeting.  As set forth in the motion, if Entergy Louisiana cannot establish comparable rate relief through the extension of the current formula rate plan provisions, it will be necessary to seek such relief through a base rate filing.

New Nuclear Development

See the Form 10-K for a discussion of the project option being developed by Entergy Gulf States Louisiana and Entergy Louisiana for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  Discovery is complete and the parties have filed testimony and pre-hearing briefs.  The testimony and pre-hearing brief of the LPSC Staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  An evidentiary hearing was held in October 2011 and the ALJ’s decision is pending.

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Entergy New Orleans has filed a request with the City Council to approve its purchase under a life-of-unit power purchase agreement of this capacity and energy.  The City Council has approved a procedural schedule that leads to a decision in the first quarter 2012.  If the City Council does not approve this power purchase agreement in a timely manner, then an allocation of 65% to Entergy Louisiana and 35% to Entergy Gulf States Louisiana is proposed.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.  The ALJ has established a schedule for the LPSC proceeding that includes February 27 - March 7, 2012 hearing dates.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

In May 2011, Entergy Louisiana made a special formula rate plan rate implementation filing with the LPSC that implements effective with the May 2011 billing cycle a $43.1 million net rate increase to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center.  The net rate increase represents the decrease in the additional capacity revenue requirement resulting from the termination of the power purchase agreement with Acadia and the increase in the revenue requirement resulting from the ownership of the Acadia facility.  In August 2011, Entergy Louisiana made a filing to correct the May 2011 filing and decrease the rate by $1.1 million.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In May 2011, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflects an 11.07% earned return on common equity, which is just outside of the allowed earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflects a very slight ($9 thousand) rate increase for incremental capacity costs.  Entergy Louisiana and the LPSC Staff subsequently filed a joint report that reflects an 11.07% earned return and results in no cost of service rate change under the formula rate plan, and the LPSC approved the joint report in October 2011.  Unless otherwise ordered by the LPSC, the 2010 test year is the final evaluation period of Entergy Louisiana’s formula rate plan.  Entergy Louisiana has filed a motion requesting that the LPSC extend the formula rate plan for an additional year.  The LPSC has indicated that it will act on that request at its November 9, 2011 meeting.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$786,814	$768,190	$1,954,095	$1,999,187

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	221,832	213,587	450,589	516,262
Purchased power	239,484	245,043	670,408	677,518
Nuclear refueling outage expenses	6,861	6,293	21,042	18,563
Other operation and maintenance	107,740	112,931	320,544	319,617
Decommissioning	6,219	5,790	18,328	17,065
Taxes other than income taxes	18,232	18,269	53,316	51,427
Depreciation and amortization	52,991	49,878	154,414	147,396
Other regulatory charges (credits) - net	195,161	(4,473)	182,951	(15,976)
TOTAL	848,520	647,318	1,871,592	1,731,872

OPERATING INCOME (LOSS)	(61,706)	120,872	82,503	267,315

OTHER INCOME
Allowance for equity funds used during construction	8,278	7,551	23,929	21,078
Interest and investment income	21,975	22,950	66,101	57,858
Miscellaneous - net	(1,353)	(687)	(2,007)	(2,759)
TOTAL	28,900	29,814	88,023	76,177

INTEREST EXPENSE
Interest expense	25,363	28,867	84,698	90,056
Allowance for borrowed funds used during construction	(4,373)	(5,044)	(12,776)	(14,080)
TOTAL	20,990	23,823	71,922	75,976

INCOME (LOSS) BEFORE INCOME TAXES	(53,796)	126,863	98,604	267,516

Income taxes (benefit)	(391,518)	32,543	(354,521)	75,105

NET INCOME	337,722	94,320	453,125	192,411

Preferred dividend requirements and other	1,738	1,738	5,213	5,213

EARNINGS APPLICABLE TO
COMMON EQUITY	$335,984	$92,582	$447,912	$187,198

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$453,125	$192,411
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	212,963	212,507
Deferred income taxes, investment tax credits, and non-current taxes accrued	(273,339)	59,004
Changes in assets and liabilities:
Receivables	(110,234)	(112,911)
Fuel inventory	(25,623)	-
Accounts payable	(72)	10,024
Prepaid taxes and taxes accrued	17,526	36,387
Interest accrued	1,342	(3,502)
Deferred fuel costs	(41,969)	17,681
Other working capital accounts	(13,528)	(7,157)
Provisions for estimated losses	(7,802)	202,439
Other regulatory assets	84,811	235,374
Pension and other postretirement liabilities	(42,095)	(19,284)
Other assets and liabilities	(6,932)	(1,492)
Net cash flow provided by operating activities	248,173	821,481

INVESTING ACTIVITIES
Construction expenditures	(314,799)	(316,756)
Allowance for equity funds used during construction	23,929	21,078
Nuclear fuel purchases	(135,404)	-
Proceeds from the sale of nuclear fuel	11,570	-
Payment for purchase of plant	(299,589)	-
Payment to storm reserve escrow account	-	(200,060)
Investment in affiliates	-	(262,430)
Changes in other investments - net	-	9,353
Proceeds from nuclear decommissioning trust fund sales	11,491	29,419
Investment in nuclear decommissioning trust funds	(19,279)	(35,468)
Change in money pool receivable - net	22,780	(50,786)
Other	(222)	(429)
Net cash flow used in investing activities	(699,523)	(806,079)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	420,076	240,725
Retirement of long-term debt	(35,547)	(102,326)
Changes in short-term borrowings - net	33,477	(6,101)
Distributions paid:
Common equity	(31,200)	-
Preferred membership interests	(5,213)	(5,213)
Net cash flow provided by financing activities	381,593	127,085

Net increase (decrease) in cash and cash equivalents	(69,757)	142,487

Cash and cash equivalents at beginning of period	123,254	151,849

Cash and cash equivalents at end of period	$53,497	$294,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$80,354	$90,774
Income taxes	$(77)	$10,580

Noncash investing and financing activities:
Proceeds from long-term debt issued for the purpose
of refunding prior long-term debt	$-	$150,000
Long-term debt refunded with proceeds from long-term
debt issued in prior period	$-	$(150,000)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,076	$708
Temporary cash investments	51,421	122,546
Total cash and cash equivalents	53,497	123,254
Accounts receivable:
Customer	178,272	85,799
Allowance for doubtful accounts	(1,988)	(1,961)
Associated companies	62,514	81,050
Other	10,344	14,594
Accrued unbilled revenues	89,453	71,659
Total accounts receivable	338,595	251,141
Accumulated deferred income taxes	-	7,072
Fuel inventory	25,626	3
Materials and supplies - at average cost	141,020	138,047
Deferred nuclear refueling outage costs	31,111	11,364
Prepaid taxes	7,484	25,010
Prepayments and other	16,751	10,719
TOTAL	614,084	566,610

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,424	807,424
Decommissioning trust funds	235,557	240,535
Storm reserve escrow account	201,194	200,972
Non-utility property - at cost (less accumulated depreciation)	806	946
TOTAL	1,244,981	1,249,877

UTILITY PLANT
Electric	7,782,897	7,216,146
Property under capital lease	264,266	264,266
Construction work in progress	593,623	521,172
Nuclear fuel	146,188	134,528
TOTAL UTILITY PLANT	8,786,974	8,136,112
Less - accumulated depreciation and amortization	3,633,888	3,457,190
UTILITY PLANT - NET	5,153,086	4,678,922

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	134,753	235,404
Other regulatory assets (includes securitization property of
$203,814 as of September 30, 2011 and
$- as of December 31, 2010)	678,586	662,746
Deferred fuel costs	67,998	67,998
Other	34,798	26,866
TOTAL	916,135	993,014

TOTAL ASSETS	$7,928,286	$7,488,423

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$25,309	$35,550
Short-term borrowings	56,543	23,066
Accounts payable:
Associated companies	78,047	148,528
Other	127,079	140,564
Customer deposits	85,495	84,437
Accumulated deferred income taxes	1,100	-
Interest accrued	33,231	31,889
Deferred fuel costs	17,258	59,227
Pension and other postretirement liabilities	8,835	8,632
Other	31,680	17,514
TOTAL	464,577	549,407

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,125,149	1,896,685
Accumulated deferred investment tax credits	74,075	76,453
Other regulatory liabilities	281,933	88,899
Decommissioning	339,504	321,176
Accumulated provisions	215,754	223,556
Pension and other postretirement liabilities	303,427	345,725
Long-term debt (includes securitization bonds of
$207,122 as of September 30, 2011 and
$- as of December 31, 2010)	2,173,151	1,771,566
Other	61,836	78,085
TOTAL	4,574,829	4,802,145

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,812,375	2,061,833
Accumulated other comprehensive loss	(23,495)	(24,962)
TOTAL	2,888,880	2,136,871

TOTAL LIABILITIES AND EQUITY	$7,928,286	$7,488,423

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$100,000	$1,837,348	$(25,539)	$1,911,809

Net income	-	192,411	-	192,411
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $1,132)	-	-	1,335	1,335
Total comprehensive income				193,746

Dividends/distributions declared on preferred membership interests	-	(5,213)	-	(5,213)

Balance at September 30, 2010	$100,000	$2,024,546	$(24,204)	$2,100,342

Balance at December 31, 2010	$100,000	$2,061,833	$(24,962)	$2,136,871

Net income	-	453,125	-	453,125
Additional non-cash contribution resulting from tax settlement	-	333,830	-	333,830
Other comprehensive income:
Pension and other postretirement liabilities (net of tax expense of $1,097)	-	-	1,467	1,467
Total comprehensive income				788,422
Dividends/distributions declared on common equity	-	(31,200)	-	(31,200)
Dividends/distributions declared on preferred membership interests	-	(5,213)	-	(5,213)

Balance at September 30, 2011	$100,000	$2,812,375	$(23,495)	$2,888,880

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$296	$282	$14	5
Commercial	169	160	9	6
Industrial	256	212	44	21
Governmental	12	11	1	9
Total retail	733	665	68	10
Sales for resale:
Associated companies	40	86	(46)	(53)
Non-associated companies	1	1	-	-
Other	13	16	(3)	(19)
Total	$787	$768	$19	2

Billed Electric Energy
Sales (GWh):
Residential	3,089	3,111	(22)	(1)
Commercial	1,833	1,835	(2)	-
Industrial	4,305	3,739	566	15
Governmental	124	121	3	2
Total retail	9,351	8,806	545	6
Sales for resale:
Associated companies	669	1,288	(619)	(48)
Non-associated companies	35	12	23	192
Total	10,055	10,106	(51)	(1)

	Nine Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$667	$674	$(7)	(1)
Commercial	422	418	4	1
Industrial	649	620	29	5
Governmental	32	32	-	-
Total retail	1,770	1,744	26	1
Sales for resale:
Associated companies	109	181	(72)	(40)
Non-associated companies	6	4	2	50
Other	69	70	(1)	(1)
Total	$1,954	$1,999	$(45)	(2)

Billed Electric Energy
Sales (GWh):
Residential	7,441	7,521	(80)	(1)
Commercial	4,729	4,673	56	1
Industrial	11,720	10,666	1,054	10
Governmental	358	365	(7)	(2)
Total retail	24,248	23,225	1,023	4
Sales for resale:
Associated companies	1,772	2,481	(709)	(29)
Non-associated companies	118	71	47	66
Total	26,138	25,777	361	1

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2011 Compared to Third Quarter 2010

Net income remained relatively unchanged, decreasing $1 million, primarily due to a higher effective income tax rate, substantially offset by lower interest expense.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income decreased $5.3 million primarily due to higher other operation and maintenance expenses and a higher effective income tax rate, partially offset by lower interest expense and higher net revenue.

Net Revenue

Third Quarter 2011 Compared to Third Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2011 to the third quarter 2010.

Amount
(In Millions)

2010 net revenue	$156.7
Volume/weather	(5.2)
Other	4.3
2011 net revenue	$155.8

The volume/weather variance is primarily due to a decrease of 123 GWh in weather-adjusted usage in the residential and commercial sectors and a decrease in sales volume in the unbilled sales period.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $39.7 million in fuel cost recovery revenues due to lower fuel rates.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power and a decrease in deferred fuel expense as a result of lower fuel revenues, as discussed above.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Amount
(In Millions)

2010 net revenue	$423.2
Transmission equalization	3.1
Volume/weather	1.5
Other	(0.4)
2011 net revenue	$427.4

The transmission equalization variance is primarily due to the addition in 2011 of transmission investments that are equalized.

The volume/weather variance is primarily due to the effect of more favorable weather on the residential and commercial sectors as compared to the same period in 2010, partially offset by a decrease in sales volume in the unbilled sales period.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $16.6 million in power management rider revenue, partially offset by an increase of $14.3 million in gross wholesale revenues due to an increase in sales to affiliated customers.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power, partially offset by an increase in deferred fuel expense as a result of higher fuel revenues due to higher fuel rates.

Other Income Statement Variances

Third Quarter 2011 Compared to Third Quarter 2010

Interest expense decreased primarily due to a revision caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Other operation and maintenance expenses increased primarily due to an increase of $3.9 million in legal expenses due to the deferral in 2010 of certain litigation expenses in accordance with regulatory treatment.

Interest expense decreased primarily due to a revision caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects.

Income Taxes

The effective income tax rate was 37.6% for the third quarter 2011 and 36.6% for the nine months ended September 30, 2011.  The difference in the effective income tax rate for the third quarter 2011 versus the federal statutory rate of 35% is primarily due to state income taxes.  The difference in the effective income tax rate for the nine months ended September 30, 2011 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

The effective income tax rate was 33.8% for the third quarter 2010 and 32.7% for the nine months ended September 30, 2010.  The difference in the effective income tax rate for the third quarter 2010 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items, the allowance for equity funds used during construction, and an adjustment to the provision for uncertain tax positions, offset by state income taxes.  The difference in the effective income tax rate for the nine months ended September 30, 2010 versus the federal statutory rate of 35% was primarily due to the allowance for equity funds used during construction, certain book and tax differences related to utility plant items, and the amortization of investment tax credits, offset by state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$1,216	$91,451

Cash flow provided by (used in):
Operating activities	43,148	66,386
Investing activities	(109,146)	(111,906)
Financing activities	65,761	(45,913)
Net decrease in cash and cash equivalents	(237)	(91,433)

Cash and cash equivalents at end of period	$979	$18

Operating Activities

Cash flow provided by operating activities decreased $23.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the purchase of $42.6 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies and an increase of $11 million in pension contributions, partially offset by a smaller under-recovery of deferred fuel costs.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Cash flow used in investing activities decreased $2.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to a decrease in construction expenditures because of a $49 million payment in 2010 to a System Energy subsidiary for costs associated with the development of new nuclear generation at Grand Gulf and the repayment by System Fuels of Entergy Mississippi’s $5.5 million investment in System Fuels.  The decrease was substantially offset by money pool activity, an increase in transmission construction expenditures resulting from an increase in reliability work in 2011, and the repayment by Entergy New Orleans in 2010 of a $7.6 million note issued in resolution of its bankruptcy proceedings.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $31.4 million for the nine months ended September 30, 2010.  Entergy Mississippi did not have a receivable from the money pool for the nine months ended September 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Mississippi’s financing activities provided $65.8 million of cash for the nine months ended September 30, 2011 compared to using $45.9 million of cash for the nine months ended September 30, 2010 primarily due to:

•	the issuance of $275 million of first mortgage bonds in 2011 compared to the issuance of $80 million of first mortgage bonds in 2010; and
•	a decrease of $40.1 million in common equity distributions, partially offset by:
•	the redemption of $180 million of first mortgage bonds in 2011 compared to the redemption of $100 million of first mortgage bonds in 2010; and
•	money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $17.6 million for the nine months ended September 30, 2011 compared to increasing by $22.4 million for the nine months ended September 30, 2010.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2011	December 31, 2010

Debt to capital	52.3%	51.8%
Effect of subtracting cash	0.1%	0.0%
Net debt to net capital	52.4%	51.8%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital.  Entergy Mississippi is developing its capital investment plan for 2012 through 2014 and currently anticipates making $714 million in capital investments during that period, including approximately $388 million for maintenance of existing assets.  The remaining $326 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments, such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth, including the Hinds Energy Facility acquisition.  Following are additional updates to the information provided in the Form 10-K.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
(In Thousands)

($15,617)	($33,255)	($22,441)	$31,435

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2011, Entergy Mississippi renewed its three separate credit facilities through May 2012 in the aggregate amount of $70 million.  No borrowings were outstanding under the credit facilities as of September 30, 2011.

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

Hinds Energy Facility Purchase Agreement

In April 2011, Entergy Mississippi announced that it has signed an asset purchase agreement to acquire the Hinds Energy Facility, a 450 MW natural gas-fired combined-cycle turbine plant located in Jackson, Mississippi, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $206 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $246 million.  A new transmission service request has been submitted to determine if investments for supplemental upgrades in the Entergy transmission system are needed to make the Hinds Energy Facility deliverable to Entergy Mississippi for the period after Entergy Mississippi exits the System Agreement.  The initial results of the service request are expected in January 2012; accordingly there are still uncertainties that must be resolved.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  Closing is expected to occur in mid-2012.  In July 2011, Entergy Mississippi filed with the MPSC requesting approval of the acquisition and full cost recovery.

New Nuclear Development

As discussed further in the Form 10-K, Entergy Mississippi is developing a project option for new nuclear generation at Grand Gulf Nuclear Station, pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act.  In October 2010, Entergy Mississippi filed an application with the MPSC requesting that the MPSC determine that it is in the public interest to preserve the option to construct new nuclear generation at Grand Gulf and that the MPSC approve the deferral of Entergy Mississippi’s costs incurred to date and in the future related to this project, including the accrual of AFUDC or similar carrying charges. In October 2011, Entergy Mississippi and the Mississippi Public Utilities Staff filed with the MPSC a joint stipulation.  The stipulation states that there should be a deferral of the $57 million of costs incurred through September 2011 in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf.  The costs shall be treated as a regulatory asset until the proceeding is resolved.  The MPU Staff and Entergy Mississippi also agree that the MPSC should conduct a hearing during 2012 to consider the relief requested by Entergy Mississippi in its application, including evidence regarding whether costs incurred in connection with planning,

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf were prudently incurred and are otherwise allowable.  The MPU Staff and Entergy Mississippi further agree that such prudently incurred costs shall be recoverable in a manner to be determined by the MPSC.  In the Stipulation, the MPU Staff and Entergy Mississippi agree that the development of a nuclear unit project option is consistent with the Mississippi Baseload Act.  The MPU Staff and Entergy Mississippi further agree that the deferral of costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf also is consistent with the Mississippi Baseload Act.  Entergy Mississippi will not accrue carrying charges or continue to accrue AFUDC on the costs, pending the outcome of the proceeding.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$365,406	$407,906	$956,581	$959,956

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	111,804	137,516	243,674	220,806
Purchased power	95,319	118,273	270,823	302,367
Other operation and maintenance	53,231	54,552	156,577	153,331
Taxes other than income taxes	18,279	17,928	52,841	50,537
Depreciation and amortization	23,476	22,527	69,630	66,907
Other regulatory charges (credits) - net	2,525	(4,592)	14,700	13,581
TOTAL	304,634	346,204	808,245	807,529

OPERATING INCOME	60,772	61,702	148,336	152,427

OTHER INCOME
Allowance for equity funds used during construction	1,927	1,815	6,246	4,914
Interest and investment income	120	49	187	370
Miscellaneous - net	(742)	109	(2,579)	164
TOTAL	1,305	1,973	3,854	5,448

INTEREST EXPENSE
Interest expense	10,155	13,332	38,604	42,475
Allowance for borrowed funds used during construction	(1,072)	(1,013)	(3,474)	(2,742)
TOTAL	9,083	12,319	35,130	39,733

INCOME BEFORE INCOME TAXES	52,994	51,356	117,060	118,142

Income taxes	19,925	17,342	42,849	38,666

NET INCOME	33,069	34,014	74,211	79,476

Preferred dividend requirements and other	707	707	2,121	2,121

EARNINGS APPLICABLE TO
COMMON STOCK	$32,362	$33,307	$72,090	$77,355

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$74,211	$79,476
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	69,630	66,907
Deferred income taxes, investment tax credits, and non-current taxes accrued	34,947	27,892
Changes in assets and liabilities:
Receivables	(19,389)	(56,998)
Fuel inventory	(43,219)	(1,307)
Accounts payable	(2,248)	7,364
Taxes accrued	(1,729)	14
Interest accrued	774	363
Deferred fuel costs	(30,750)	(77,487)
Other working capital accounts	4,518	23,388
Provisions for estimated losses	(693)	(3,172)
Other regulatory assets	(2,311)	10,110
Pension and other postretirement liabilities	(26,110)	(13,686)
Other assets and liabilities	(14,483)	3,522
Net cash flow provided by operating activities	43,148	66,386

INVESTING ACTIVITIES
Construction expenditures	(121,813)	(159,870)
Allowance for equity funds used during construction	6,246	4,914
Proceeds from sale of assets	868	3,951
Change in money pool receivable - net	-	31,435
Changes in other investments - net	26	7,629
Investments in affiliates	5,527	-
Other	-	35
Net cash flow used in investing activities	(109,146)	(111,906)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	268,820	77,167
Retirement of long-term debt	(180,000)	(100,000)
Change in money pool payable - net	(17,638)	22,441
Dividends paid:
Common stock	(3,300)	(43,400)
Preferred stock	(2,121)	(2,121)
Net cash flow provided by (used in) financing activities	65,761	(45,913)

Net decrease in cash and cash equivalents	(237)	(91,433)

Cash and cash equivalents at beginning of period	1,216	91,451

Cash and cash equivalents at end of period	$979	$18

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$35,861	$40,168
Income taxes	$-	$1,127

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$970	$1,207
Temporary cash investments	9	9
Total cash and cash equivalents	979	1,216
Accounts receivable:
Customer	76,264	58,204
Allowance for doubtful accounts	(1,055)	(985)
Associated companies	43,906	41,803
Other	10,919	7,500
Accrued unbilled revenues	37,591	41,714
Total accounts receivable	167,625	148,236
Deferred fuel costs	33,907	3,157
Accumulated deferred income taxes	4,228	19,308
Fuel inventory - at average cost	50,097	6,878
Materials and supplies - at average cost	35,518	34,499
Prepayments and other	6,761	4,902
TOTAL	299,115	218,196

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,732	4,753
Storm reserve escrow account	31,836	31,862
TOTAL	36,568	36,615

UTILITY PLANT
Electric	3,280,847	3,174,148
Property under capital lease	11,343	13,197
Construction work in progress	143,942	147,169
TOTAL UTILITY PLANT	3,436,132	3,334,514
Less - accumulated depreciation and amortization	1,219,922	1,166,463
UTILITY PLANT - NET	2,216,210	2,168,051

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	64,650	63,533
Other regulatory assets	254,646	253,231
Other	21,156	22,009
TOTAL	340,452	338,773

TOTAL ASSETS	$2,892,345	$2,761,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$80,000
Accounts payable:
Associated companies	59,717	75,128
Other	44,876	53,417
Customer deposits	67,763	65,873
Taxes accrued	26,010	27,739
Interest accrued	21,868	21,094
System agreement cost equalization	38,136	36,650
Other	13,915	9,895
TOTAL	272,285	369,796

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	703,652	680,467
Accumulated deferred investment tax credits	5,823	6,541
Obligations under capital lease	8,777	10,747
Other regulatory liabilities	4,034	262
Asset retirement cost liabilities	5,615	5,375
Accumulated provisions	38,773	39,466
Pension and other postretirement liabilities	78,802	104,912
Long-term debt	920,424	745,378
Other	8,765	22,086
TOTAL	1,774,665	1,615,234

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2011 and 2010	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	596,378	527,588
TOTAL	795,014	726,224

TOTAL LIABILITIES AND EQUITY	$2,892,345	$2,761,635

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
Balance at December 31, 2009	$199,326	$(690)	$490,129	$688,765

Net income	-	-	79,476	79,476
Common stock dividends	-	-	(43,400)	(43,400)
Preferred stock dividends	-	-	(2,121)	(2,121)

Balance at September 30, 2010	$199,326	$(690)	$524,084	$722,720

Balance at December 31, 2010	$199,326	$(690)	$527,588	$726,224

Net income	-	-	74,211	74,211
Common stock dividends	-	-	(3,300)	(3,300)
Preferred stock dividends	-	-	(2,121)	(2,121)

Balance at September 30, 2011	$199,326	$(690)	$596,378	$795,014

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$159	$191	$	(32)	(17)
Commercial	117	133		(16)	(12)
Industrial	37	44		(7)	(16)
Governmental	10	11		(1)	(9)
Total retail	323	379		(56)	(15)
Sales for resale:
Associated companies	28	14		14	100
Non-associated companies	9	12		(3)	(25)
Other	5	3		2	67
Total	$365	$408	$	(43)	(11)

Billed Electric Energy
Sales (GWh):
Residential	2,020	2,071		(51)	(2)
Commercial	1,522	1,528		(6)	-
Industrial	641	622		19	3
Governmental	120	118		2	2
Total retail	4,303	4,339		(36)	(1)
Sales for resale:
Associated companies	111	76		35	46
Non-associated companies	122	175		(53)	(30)
Total	4,536	4,590		(54)	(1)

	Nine Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$394	$407	$	(13)	(3)
Commercial	311	314		(3)	(1)
Industrial	111	110		1	1
Governmental	28	29		(1)	(3)
Total retail	844	860		(16)	(2)
Sales for resale:
Associated companies	56	34		22	65
Non-associated companies	22	30		(8)	(27)
Other	35	36		(1)	(3)
Total	$957	$960	$	(3)	-

Billed Electric Energy
Sales (GWh):
Residential	4,715	4,851		(136)	(3)
Commercial	3,834	3,797		37	1
Industrial	1,745	1,690		55	3
Governmental	316	314		2	1
Total retail	10,610	10,652		(42)	-
Sales for resale:
Associated companies	316	230		86	37
Non-associated companies	274	357		(83)	(23)
Total	11,200	11,239		(39)	-

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2011 Compared to Third Quarter 2010

Net income increased $3.5 million primarily due to lower other operation and maintenance expenses, offset by lower net revenue and a higher effective income tax rate.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income increased $3.6 million primarily due to lower other operation and maintenance expenses and lower interest expense, offset by lower net revenue and a higher effective income tax rate.

Net Revenue

Third Quarter 2011 Compared to Third Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the third quarter 2011 to the third quarter 2010.

Amount
(In Millions)

2010 net revenue	$81.0
Retail electric price	(5.3)
Gas cost recovery asset	(2.5)
Other	(1.7)
2011 net revenue	$71.5

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2010.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The gas cost recovery asset variance is primarily due to the recognition in 2010 of a $3 million gas operations regulatory asset associated with the settlement of Entergy New Orleans’ electric and gas formula rate plan case and the amortization of that asset.  See Note 2 to the financial statements in the Form 10-K for additional discussion of the formula rate plan settlement.

Gross operating revenues

Gross operating revenues decreased primarily due to a decrease of $8.0 million in electric fuel cost recovery revenues due to lower fuel rates and a formula rate plan decrease effective October 2010, as discussed above, partially offset by an increase in gross wholesale revenue due to increased sales to affiliated customers.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Amount
(In Millions)

2010 net revenue	$217.2
Retail electric price	(13.7)
Net gas revenue	(5.8)
Gas cost recovery asset	(3.0)
Volume/weather	5.7
Other	(1.2)
2011 net revenue	$199.2

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2010.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The net gas revenue variance is primarily due to milder weather compared to last year.

The gas cost recovery asset variance is primarily due to the recognition in 2010 of a $3 million gas operations regulatory asset associated with the settlement of Entergy New Orleans’ electric and gas formula rate plan.  See Note 2 to the financial statements in the Form 10-K for additional discussion of the formula rate plan settlement.

The volume/weather variance is primarily due to an increase in electricity usage as a result of an increase in customers in the residential and commercial sectors, partially offset by the effect of less favorable weather on residential sales.  Billed electricity usage increased 75 GWh compared to the same period in the prior year, an increase of 2%, and total reported customers increased 3% compared to last year.

Gross operating revenues

Gross operating revenues decreased primarily due to:

•	a decrease of $15.0 million in electric fuel cost recovery revenues due to lower fuel rates;
•	a decrease of $13.7 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates and the effect of milder weather; and
•	a formula rate plan decrease effective October 2010, as discussed above.

The decrease was partially offset by an increase in gross wholesale revenue due to increased sales to affiliated customers and more favorable volume/weather, as discussed above.

Other Income Statement Variances

Third Quarter 2011 Compared to Third Quarter 2010

Other operation and maintenance expenses decreased primarily due to the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’ 2010 test year formula rate plan filing approved by the City Council in September 2011.  See Note 2 to the financial statements for more discussion of the 2010 test year formula rate plan filing and settlement.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Other operation and maintenance expenses decreased primarily due to the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’ 2010 test year formula rate plan filing approved by the City Council in September 2011 and a decrease of $12.7 million in fossil expenses due to higher plant outage costs in 2010 due to a greater scope of work at the Michoud plant.  See Note 2 to the financial statements for more discussion of the 2010 test year formula rate plan filing and settlement.

Interest expense decreased primarily due to the repayment in May 2010 of the notes payable issued to affiliates as part of Entergy New Orleans’ plan of reorganization and the repayment, at maturity, of $30 million of 4.98% Series first mortgage bonds in July 2010.

Income Taxes

The effective income tax rate was 43.9% for the third quarter 2011 and 40.6% for the nine months ended September 30, 2011.  The differences in the effective income tax rates for the third quarter 2011 and the nine months ended September 30, 2011 versus the federal statutory rate of 35% are primarily due to reserves for uncertain tax positions, state income taxes and book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

The effective income tax rate was 34.6% for the third quarter 2010 and 32.2% for the nine months ended September 30, 2010.  The difference in the effective income tax rate for the nine months ended September 30, 2010 versus the federal statutory rate of 35% was primarily due to flow-through book and tax timing differences, partially offset by state income taxes and certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$54,986	$191,191

Cash flow provided by (used in):
Operating activities	60,952	65,362
Investing activities	(43,019)	(19,138)
Financing activities	(29,554)	(137,266)
Net decrease in cash and cash equivalents	(11,621)	(91,042)

Cash and cash equivalents at end of period	$43,365	$100,149

Operating Activities

Cash flow provided by operating activities decreased $4.4 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the receipt of $19.2 million of Community Development Block Grant funds in 2010 related to Hurricane Katrina costs offset by income tax payments of $21.3 million also made in 2010.  In the third quarter 2010 the Registrant Subsidiaries made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments resulted from the reversal of temporary differences for which the Registrant Subsidiaries previously received cash tax benefits.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $23.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to money pool activity and a withdrawal in 2010 from the storm escrow account related to Hurricane Gustav costs.  The increase was partially offset by a decrease in construction expenditures due to decreased spending on the gas system rebuild project and System Fuels repayment of Entergy New Orleans’s $3.3 million investment in System Fuels.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased by $0.3 million for the nine months ended September 30, 2011 compared to decreasing by $31.2 million for the nine months ended September 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $107.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the repayment in 2010 of $74.3 million of affiliate notes payable that were issued to affiliates as part of Entergy New Orleans’s plan of reorganization and the repayment, at maturity, of $30 million of 4.98% Series first mortgage bonds in July 2010.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2011	December 31, 2010

Debt to capital	43.2%	44.2%
Effect of subtracting cash	(7.2)%	(9.5)%
Net debt to net capital	36.0%	34.7%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital.  Entergy New Orleans is developing its capital investment plan for 2012 through 2014 and currently anticipates making $204 million in capital investments during that period, including approximately $128 million for maintenance of existing assets.  The remaining $76 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments, such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth.  Following are additional updates to the information provided in the Form 10-K.

Entergy New Orleans’s receivables from the money pool were as follows:

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
(In Thousands)

$22,110	$21,820	$34,940	$66,149

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Entergy New Orleans has filed a request with the City Council to approve its purchase under a life-of-unit power purchase agreement of this capacity and energy.  The City Council has approved a procedural schedule that leads to a decision in the first quarter 2012.  If the City Council does not approve this purchase agreement in a timely manner, then an allocation of 65% to Entergy Louisiana and 35% to Entergy Gulf States Louisiana is proposed.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.  The ALJ has established a schedule for the LPSC proceeding that includes February 27 - March 7, 2012 hearing dates.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Rate, Cost-recovery, and Other Regulation - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation.  Following is an update to the discussion in the Form 10-K.

In May 2011, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2010 test year.  The filings requested a $6.5 million electric rate decrease and a $1.1 million gas rate decrease.  Entergy New Orleans and the City Council’s Advisors reached a settlement that results in an $8.5 million incremental electric rate decrease and a $1.6 million gas rate decrease.  The settlement also provides for the deferral of $13.4 million of Michoud plant maintenance expenses incurred in 2010 and the establishment of a regulatory asset that will be amortized over the period October 2011 through September 2018.  The City Council approved the settlement in September 2011.  The new rates are effective with the first billing cycle of October 2011.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$165,266	$172,908	$413,777	$417,540
Natural gas	16,766	16,691	77,009	90,739
TOTAL	182,032	189,599	490,786	508,279

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	53,013	51,184	133,698	123,142
Purchased power	57,052	59,031	156,433	168,169
Other operation and maintenance	14,722	33,414	70,828	98,595
Taxes other than income taxes	11,564	12,503	32,716	34,574
Depreciation and amortization	8,473	8,795	26,371	26,320
Other regulatory charges (credits) - net	477	(1,585)	1,434	(253)
TOTAL	145,301	163,342	421,480	450,547

OPERATING INCOME	36,731	26,257	69,306	57,732

OTHER INCOME
Allowance for equity funds used during construction	147	174	369	535
Interest and investment income	59	160	122	456
Miscellaneous - net	(317)	(209)	(848)	(680)
TOTAL	(111)	125	(357)	311

INTEREST EXPENSE
Interest expense	2,768	2,785	8,321	10,378
Allowance for borrowed funds used during construction	(67)	(84)	(167)	(258)
TOTAL	2,701	2,701	8,154	10,120

INCOME BEFORE INCOME TAXES	33,919	23,681	60,795	47,923

Income taxes	14,899	8,200	24,684	15,414

NET INCOME	19,020	15,481	36,111	32,509

Preferred dividend requirements and other	241	242	724	724

EARNINGS APPLICABLE TO
COMMON STOCK	$18,779	$15,239	$35,387	$31,785

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
	2011	2010
	(In Thousands)
OPERATING ACTIVITIES
Net income	$36,111	$32,509
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	26,371	26,320
Deferred income taxes, investment tax credits, and non-current taxes accrued	(9,129)	(56,664)
Changes in assets and liabilities:
Receivables	4,013	(3,350)
Fuel inventory	(1,171)	(750)
Accounts payable	(8,504)	(330)
Taxes accrued	30,435	50,278
Interest accrued	(773)	(2,149)
Deferred fuel costs	(769)	5,649
Other working capital accounts	(3,822)	(8,114)
Provisions for estimated losses	6,571	(6,451)
Other regulatory assets	(6,769)	6,474
Pension and other postretirement liabilities	(11,200)	(7,394)
Other assets and liabilities	(412)	29,334
Net cash flow provided by operating activities	60,952	65,362

INVESTING ACTIVITIES
Construction expenditures	(41,607)	(56,088)
Allowance for equity funds used during construction	369	535
Change in money pool receivable - net	(290)	31,209
Investment in affiliates	3,256	-
Changes in other investments - net	(4,747)	5,091
Other	-	115
Net cash flow used in investing activities	(43,019)	(19,138)

FINANCING ACTIVITIES
Retirement of long-term debt	-	(104,993)
Dividends paid:
Common stock	(27,800)	(31,200)
Preferred stock	(724)	(724)
Other	(1,030)	(349)
Net cash flow used in financing activities	(29,554)	(137,266)

Net decrease in cash and cash equivalents	(11,621)	(91,042)

Cash and cash equivalents at beginning of period	54,986	191,191

Cash and cash equivalents at end of period	$43,365	$100,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$8,343	$12,020
Income taxes	-	$21,325

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,423	$1,386
Temporary cash investments	41,942	53,600
Total cash and cash equivalents	43,365	54,986
Accounts receivable:
Customer	40,982	38,160
Allowance for doubtful accounts	(680)	(734)
Associated companies	38,642	44,842
Other	1,393	1,824
Accrued unbilled revenues	19,132	19,100
Total accounts receivable	99,469	103,192
Accumulated deferred income taxes	13,039	15,092
Fuel inventory - at average cost	3,817	2,646
Materials and supplies - at average cost	10,110	9,896
Prepayments and other	6,197	5,375
TOTAL	175,997	191,187

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	10,700	5,953
TOTAL	11,716	6,969

UTILITY PLANT
Electric	808,221	822,003
Natural gas	210,698	206,148
Construction work in progress	12,047	11,669
TOTAL UTILITY PLANT	1,030,966	1,039,820
Less - accumulated depreciation and amortization	525,225	531,871
UTILITY PLANT - NET	505,741	507,949

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	141,950	135,282
Other	5,548	8,081
TOTAL	151,578	147,443

TOTAL ASSETS	$845,032	$853,548

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$25,620	$25,140
Other	21,109	30,093
Customer deposits	21,591	21,206
Taxes accrued	30,435	-
Interest accrued	2,055	2,828
Deferred fuel costs	6,158	6,927
System agreement cost equalization	10,889	15,510
Other	4,105	2,655
TOTAL CURRENT LIABILITIES	121,962	104,359

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	172,360	180,290
Accumulated deferred investment tax credits	1,613	1,835
Regulatory liability for income taxes - net	37,998	40,142
Asset retirement cost liabilities	3,411	3,396
Accumulated provisions	17,777	11,206
Pension and other postretirement liabilities	37,615	48,815
Long-term debt	166,599	167,215
Gas system rebuild insurance proceeds	57,132	75,700
Other	9,572	9,184
TOTAL NON-CURRENT LIABILITIES	504,077	537,783

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2011
and 2010	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	129,175	121,588
TOTAL	199,213	191,626

TOTAL LIABILITIES AND EQUITY	$845,032	$853,548

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2009	$33,744	$36,294	$138,548	$208,586

Net income	-	-	32,509	32,509
Common stock dividends	-	-	(31,200)	(31,200)
Preferred stock dividends	-	-	(724)	(724)

Balance at September 30, 2010	$33,744	$36,294	$139,133	$209,171

Balance at December 31, 2010	$33,744	$36,294	$121,588	$191,626

Net income	-	-	36,111	36,111
Common stock dividends	-	-	(27,800)	(27,800)
Preferred stock dividends	-	-	(724)	(724)

Balance at September 30, 2011	$33,744	$36,294	$129,175	$199,213

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$61	$71	$(10)	(14)
Commercial	47	55	(8)	(15)
Industrial	9	11	(2)	(18)
Governmental	18	22	(4)	(18)
Total retail	135	159	(24)	(15)
Sales for resale:
Associated companies	27	12	15	125
Other	3	2	1	50
Total	$165	$173	$(8)	(5)

Billed Electric Energy
Sales (GWh):
Residential	620	608	12	2
Commercial	561	555	6	1
Industrial	140	139	1	1
Governmental	223	231	(8)	(3)
Total retail	1,544	1,533	11	1
Sales for resale:
Associated companies	269	184	85	46
Non-associated companies	3	1	2	200
Total	1,816	1,718	98	6

	Nine Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$143	$158	$(15)	(9)
Commercial	121	133	(12)	(9)
Industrial	24	27	(3)	(11)
Governmental	47	54	(7)	(13)
Total retail	335	372	(37)	(10)
Sales for resale:
Associated companies	66	34	32	94
Other	13	12	1	8
Total	$414	$418	$(4)	(1)

Billed Electric Energy
Sales (GWh):
Residential	1,511	1,473	38	3
Commercial	1,480	1,441	39	3
Industrial	381	380	1	-
Governmental	602	605	(3)	-
Total retail	3,974	3,899	75	2
Sales for resale:
Associated companies	867	488	379	78
Non-associated companies	14	10	4	40
Total	4,855	4,397	458	10

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2011 Compared to Third Quarter 2010

Net income increased $9.7 million primarily due to higher net revenue, partially offset by higher taxes other than income taxes.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income increased $13.8 million primarily due to higher net revenue, partially offset by higher taxes other than income taxes.

Net Revenue

Third Quarter 2011 Compared to Third Quarter 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2011 to the third quarter 2010.

Amount
(In Millions)

2010 net revenue	$162.9
Volume/weather	10.5
Retail electric price	9.6
Net wholesale revenue	3.5
Purchased power capacity	(4.8)
Other	0.1
2011 net revenue	$181.8

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales compared to the same period last year and an increase in usage in the industrial sector primarily in the chemicals and refining industries.

The retail electric price variance is primarily due to rate actions, including an annual base rate increase of $59 million beginning August 2010, with an additional increase of $9 million beginning May 2011, as a result of the settlement of the December 2009 rate case.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement.

The net wholesale revenue variance is primarily due to higher revenue in 2011 as a result of sales to Entergy Gulf States Louisiana.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•
an increase of $12.6 million in fuel cost recovery revenues due to interim fuel refunds in 2010, offset by lower fuel rates.  The interim fuel refunds and the PUCT approvals are discussed in Note 2 to the financial statements in the Form 10-K;

•	an increase of $10.5 million related to volume/weather as discussed above; and
•	base rate increases effective August 2010 and May 2011, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense due to interim fuel refunds in 2010, as discussed above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Amount
(In Millions)

2010 net revenue	$423.7
Retail electric price	31.3
Volume/weather	20.4
Purchased power capacity	(18.6)
Net wholesale revenue	(4.1)
Other	(1.6)
2011 net revenue	$451.1

The retail electric price variance is primarily due to rate actions, including an annual base rate increase of $59 million beginning August 2010, with an additional increase of $9 million beginning May 2011, as a result of the settlement of the December 2009 rate case.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement.

The volume/weather variance is primarily due to an increase of 680 GWh, or 5%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales compared to last year.  Usage in the industrial sector increased primarily in the chemicals and refining industries.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The net wholesale revenue variance is primarily due to a decrease in sales to municipal and co-op customers compared to the same period in 2010.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to:

•	base rate increases effective August 2010 and May 2011, as discussed above; and
•	an increase of $20.4 million related to volume/weather, as discussed above.

The increase was partially offset by a decrease of $12.4 million in fuel cost recovery revenues due to lower fuel rates, offset by lower interim fuel refunds in 2011 versus 2010.  The interim fuel refunds and the PUCT approvals are discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of coal and purchased power, coupled with an increase in deferred fuel expense as a result of lower interim fuel refunds in 2011 versus 2010, offset by lower fuel revenues, as discussed above.

Other regulatory charges decreased primarily due to the distribution in the first quarter 2011 of $17.4 million to customers of the 2007 rough production cost equalization remedy receipts.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rough production cost equalization proceedings.

Other Income Statement Variances

Third Quarter 2011 Compared to Third Quarter 2010

Other operation and maintenance expenses decreased primarily due to:

•	the amortization of $11 million of rate case expenses in 2010. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement; and
•	a $2.6 million decrease in compensation and benefits costs, resulting from an increase in the accrual for incentive-based compensation in 2010.

The decrease was partially offset by:

•	an increase of $2.3 million in fossil expenses due to higher plant maintenance costs in 2011;
•	an increase of $2 million in transmission expenses primarily due to higher transmission equalization expenses in 2011;
•	an increase of $1.7 million due to a change in the classification of over-recovery of energy efficiency costs, which has no effect on net income; and
•	several individually insignificant items.

Taxes other than income taxes increased primarily due to a provision recorded for sales and use taxes.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Other operation and maintenance expenses decreased primarily due to:

•	the amortization of $11 million of rate case expenses in 2010. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement;
•	a decrease of $4.7 million in fossil expenses due to higher plant outage expenses in 2010 due to the larger scope of the outages in 2010; and
•	a $3.1 million decrease in compensation and benefits costs, resulting from an increase in the accrual for incentive-based compensation in 2010.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The decrease was partially offset by:

•	an increase of $4 million due to a change in the classification of over-recovery of energy efficiency costs, which has no effect on net income;
•	an increase of $3.6 million in transmission expenses primarily due to higher transmission equalization expenses in 2011; and
•	several individually insignificant items.

Taxes other than income taxes increased primarily due to a provision recorded for sales and use taxes.

Income Taxes

The effective income tax rate was 36.6% for the third quarter 2011 and 37.3% for the nine months ended September 30, 2011.  The differences in the effective income tax rate for the third quarter 2011 and for the nine months ended September 30, 2011 versus the federal statutory rate of 35% are primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to allowance for equity funds used during construction.

The effective income tax rate was 38.5% for the third quarter 2010 and 39.3% for the nine months ended September 30, 2010.  The difference in the effective income tax rate for the third quarter 2010 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items.  The difference in the effective income tax rate for the nine months ended September 30, 2010 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$35,342	$200,703

Cash flow provided by (used in):
Operating activities	105,955	(326)
Investing activities	(120,682)	(76,769)
Financing activities	20,631	(77,933)
Net increase (decrease) in cash and cash equivalents	5,904	(155,028)

Cash and cash equivalents at end of period	$41,246	$45,675

Operating Activities

Entergy Texas’ operating activities provided $106 million in cash for the nine months ended September 30, 2011 compared to using $0.3 million in cash for the nine months ended September 30, 2010 primarily due to $73.4 million of fuel cost refunds for the nine months ended September 30, 2011 versus $145.8 million of fuel cost refunds for the nine months ended September 30, 2010.  See Note 2 to the financial statements herein for discussion of the 2011 fuel cost refund and see Note 2 in the Form 10-K for discussion of the 2010 fuel cost refund.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $43.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to money pool activity, partially offset by the timing of remittances to and payments from the transition charge account as a result of the issuance of $546 million in securitization bonds in November 2009.  See Note 5 to the financial statements in the Form 10-K for further discussion of the issuance of the securitization bonds.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $7.3 million for the nine months ended September 30, 2011 compared to decreasing by $53.3 million for the nine months ended September 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’ financing activities provided $20.6 million in cash flow for the nine months ended September 30, 2011 compared to using $77.9 million in cash flow for the nine months ended September 30, 2010 primarily due to:

•	the retirement of $190 million of debt assumption liabilities and securitization bonds in 2010 compared to the retirement of $47.9 million of securitization bonds in 2011; and
•	a decrease of $80.6 million in common equity distributions.

This decrease was partially offset by the issuance of $200 million of 3.60% Series mortgage bonds in May 2010 compared to the issuance of $75 million of 4.10% Series first mortgage bonds in September 2011.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2011	December 31, 2010

Debt to capital	65.3%	66.8%
Effect of excluding the securitization bonds	(14.5)%	(16.0)%
Debt to capital, excluding securitization bonds (1)	50.8%	50.8%
Effect of subtracting cash	(1.1)%	(1.0)%
Net debt to net capital, excluding securitization bonds (1)	49.7%	49.8%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing portion and the debt assumption liability.  Capital consists of debt and shareholder’s equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the net debt to net capital ratio and the ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition.

Uses and Sources of Capital

           See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital.  Entergy Texas is developing its capital investment plan for 2012 through 2014 and currently anticipates making $664 million in capital investments during that period, including approximately $388 million for maintenance of existing assets.  The remaining $276 million is associated with specific investments such as environmental compliance spending, plant upgrades, transmission upgrades and system improvements, and other investments such as potential opportunities through the Utility's supply plan initiatives that support its ability to meet load growth.  Following are updates to the information provided in the Form 10-K.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Texas’s receivables from the money pool were as follows:

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
(In Thousands)

$20,942	$13,672	$16,022	$69,317

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of September 30, 2011.

In September 2011, Entergy Texas issued $75 million of 4.10% Series first mortgage bonds due September 2021.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$556,955	$514,786	$1,350,262	$1,322,145

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	127,745	103,386	247,568	238,842
Purchased power	222,283	229,229	613,794	610,805
Other operation and maintenance	52,455	57,747	149,373	153,070
Taxes other than income taxes	22,680	15,141	52,567	45,900
Depreciation and amortization	19,823	17,480	59,059	56,488
Other regulatory charges - net	25,159	19,307	37,816	48,846
TOTAL	470,145	442,290	1,160,177	1,153,951

OPERATING INCOME	86,810	72,496	190,085	168,194

OTHER INCOME
Allowance for equity funds used during construction	946	887	2,493	5,025
Interest and investment income	1,374	2,179	4,112	5,815
Miscellaneous - net	(730)	(3,672)	(1,700)	(2,523)
TOTAL	1,590	(606)	4,905	8,317

INTEREST EXPENSE
Interest expense	24,616	21,923	69,657	71,125
Allowance for borrowed funds used during construction	(653)	(632)	(1,721)	(3,143)
TOTAL	23,963	21,291	67,936	67,982

INCOME BEFORE INCOME TAXES	64,437	50,599	127,054	108,529

Income taxes	23,562	19,467	47,356	42,646

NET INCOME	$40,875	$31,132	$79,698	$65,883

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$79,698	$65,883
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning	59,059	56,488
Deferred income taxes, investment tax credits, and non-current taxes accrued	51,650	60,787
Changes in assets and liabilities:
Receivables	(123,024)	(80,774)
Fuel inventory	4,694	1,475
Accounts payable	20,369	42,552
Taxes accrued	(2,408)	(11,120)
Interest accrued	(8,542)	(4,220)
Deferred fuel costs	(51,985)	(52,115)
Other working capital accounts	51,410	(116,661)
Provisions for estimated losses	(113)	(2,507)
Other regulatory assets	55,428	64,672
Pension and other postretirement liabilities	(18,260)	(13,043)
Other assets and liabilities	(12,021)	(11,743)
Net cash flow provided by (used in) operating activities	105,955	(326)

INVESTING ACTIVITIES
Construction expenditures	(120,992)	(119,518)
Allowance for equity funds used during construction	2,493	5,025
Insurance proceeds	-	5,293
Change in money pool receivable - net	(7,270)	53,295
Increase in other investments	-	2,318
Remittances to transition charge account	(69,607)	(68,095)
Payments from transition charge account	74,694	44,913
Net cash flow used in investing activities	(120,682)	(76,769)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	74,264	198,489
Retirement of long-term debt	(47,853)	(190,022)
Dividends paid:
Common stock	(5,780)	(86,400)
Net cash flow provided by (used in) financing activities	20,631	(77,933)

Net increase (decrease) in cash and cash equivalents	5,904	(155,028)

Cash and cash equivalents at beginning of period	35,342	200,703

Cash and cash equivalents at end of period	$41,246	$45,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$74,937	$72,170
Income taxes	$-	$5,124

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,482	$1,719
Temporary cash investments	39,764	33,623
Total cash and cash equivalents	41,246	35,342
Securitization recovery trust account	35,545	40,632
Accounts receivable:
Customer	99,353	56,358
Allowance for doubtful accounts	(1,892)	(2,185)
Associated companies	134,732	53,128
Other	10,892	11,605
Accrued unbilled revenues	45,586	39,471
Total accounts receivable	288,671	158,377
Accumulated deferred income taxes	38,683	44,752
Fuel inventory - at average cost	49,178	53,872
Materials and supplies - at average cost	29,934	28,842
Prepayments and other	17,134	14,856
TOTAL	500,391	376,673

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	800	812
Non-utility property - at cost (less accumulated depreciation)	1,004	1,223
Other	17,833	17,037
TOTAL	19,637	19,072

UTILITY PLANT
Electric	3,281,872	3,205,566
Construction work in progress	100,739	80,096
TOTAL UTILITY PLANT	3,382,611	3,285,662
Less - accumulated depreciation and amortization	1,275,905	1,245,729
UTILITY PLANT - NET	2,106,706	2,039,933

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	132,003	127,046
Other regulatory assets (includes securitization property of $717,149 as of September 30, 2011 and $763,841 as of December 31, 2010)	1,102,593	1,168,960
Long-term receivables - associated companies	31,522	32,596
Other	20,405	19,584
TOTAL	1,286,523	1,348,186

TOTAL ASSETS	$3,913,257	$3,783,864

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$87,470	$69,862
Other	72,112	70,325
Customer deposits	37,750	38,376
Taxes accrued	26,143	28,551
Interest accrued	25,135	33,677
Deferred fuel costs	25,445	77,430
Pension and other postretirement liabilities	1,118	1,354
System agreement cost equalization	54,025	-
Other	5,603	4,222
TOTAL	334,801	323,797

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	882,885	829,668
Accumulated deferred investment tax credits	19,738	20,936
Other regulatory liabilities	13,631	26,178
Asset retirement cost liabilities	3,814	3,651
Accumulated provisions	5,207	5,320
Pension and other postretirement liabilities	54,700	72,724
Long-term debt (includes securitization bonds of $759,233 as of September 30, 2011 and $807,066 as of December 31, 2010)	1,686,582	1,659,230
Other	13,691	18,070
TOTAL	2,680,248	2,635,777

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2011 and 2010	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	366,762	292,844
TOTAL	898,208	824,290

TOTAL LIABILITIES AND EQUITY	$3,913,257	$3,783,864

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2009	$49,452	$481,994	$313,044	$844,490

Net income	-	-	65,883	65,883
Common stock dividends	-	-	(86,400)	(86,400)

Balance at September 30, 2010	$49,452	$481,994	$292,527	$823,973

Balance at December 31, 2010	$49,452	$481,994	$292,844	$824,290

Net income	-	-	79,698	79,698
Common stock dividends	-	-	(5,780)	(5,780)

Balance at September 30, 2011	$49,452	$481,994	$366,762	$898,208

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$233	$195	$38	19
Commercial	114	94	20	21
Industrial	102	63	39	62
Governmental	7	6	1	17
Total retail	456	358	98	27
Sales for resale:
Associated companies	76	128	(52)	(41)
Non-associated companies	23	25	(2)	(8)
Other	2	4	(2)	(50)
Total	$557	$515	$42	8

Billed Electric Energy
Sales (GWh):
Residential	2,076	1,955	121	6
Commercial	1,318	1,284	34	3
Industrial	1,635	1,494	141	9
Governmental	80	73	7	10
Total retail	5,109	4,806	303	6
Sales for resale:
Associated companies	1,238	1,253	(15)	(1)
Non-associated companies	370	385	(15)	(4)
Total	6,717	6,444	273	4

	Nine Months Ended		Increase/
Description	2011	2010	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$501	$433	$68	16
Commercial	276	245	31	13
Industrial	261	212	49	23
Governmental	18	17	1	6
Total retail	1,056	907	149	16
Sales for resale:
Associated companies	205	318	(113)	(36)
Non-associated companies	59	64	(5)	(8)
Other	30	33	(3)	(9)
Total	$1,350	$1,322	$28	2

Billed Electric Energy
Sales (GWh):
Residential	4,790	4,706	84	2
Commercial	3,392	3,313	79	2
Industrial	4,696	4,199	497	12
Governmental	222	202	20	10
Total retail	13,100	12,420	680	5
Sales for resale:
Associated companies	3,227	2,904	323	11
Non-associated companies	971	1,079	(108)	(10)
Total	17,298	16,403	895	5

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

Third Quarter 2011 Compared to Third Quarter 2010

Net income decreased $8 million primarily due to a decrease in rate base that contributed to lower operating income and a higher effective income tax rate, partially offset by higher other income.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income decreased $7.8 million primarily due to a decrease in rate base that contributed to lower operating income and a higher effective income tax rate, partially offset by higher other income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$263,772	$264,482

Cash flow provided by (used in):
Operating activities	233,804	190,759
Investing activities	(177,322)	(135,115)
Financing activities	(142,564)	(41,450)
Net increase (decrease) in cash and cash equivalents	(86,082)	14,194

Cash and cash equivalents at end of period	$177,690	$278,676

Operating Activities

Net cash provided by operating activities increased $43 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to income tax payments of $26.6 million in 2010 and a Grand Gulf refueling outage in 2010 with no refueling outage occurring in 2011.  The increase was partially offset by an increase of $12.1 million in pension contributions.  In the third quarter 2010 the Registrant Subsidiaries made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments resulted from the reversal of temporary differences for which the Registrant Subsidiaries previously received cash tax benefits.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash used in investment activities increased $42.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to:

•	the proceeds from the transfer, in the first quarter 2010, of $100.3 million in development costs related to Entergy New Nuclear Development, LLC, as discussed in the Form 10-K;
•	an increase in construction expenditures resulting from a $65.5 million power uprate project at Grand Gulf; and
•	the repayment in 2010 of $25.6 million by Entergy New Orleans of a note issued in resolution of its bankruptcy proceedings.

The increase was partially offset by a decrease in nuclear fuel purchases due to the timing of refueling outages.

Decreases in System Energy’s receivable from the money pool are a source of cash flow, and System Energy’s receivable from the money pool decreased $24.4 million in the nine months ended September 30, 2011 compared to increasing $4 million in the nine months ended September 30, 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash used in financing activities increased $101.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the repayment of $38.3 million in commercial paper in the nine months ended September 30, 2011 as compared to the issuance of $37.8 million in commercial paper and $60 million of 5.33% Series G notes by the nuclear fuel company variable interest entity in the same period in 2010.  See Note 4 to the financial statements herein and in the Form 10-K for a discussion of this activity.  The increase was partially offset by a decrease of $32.2 million in dividend payments on common stock.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2011	December 31, 2010

Debt to capital	49.4%	51.7%
Effect of subtracting cash	(6.3)%	(9.0)%
Net debt to net capital	43.1%	42.7%

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

As discussed in the Form 10-K, the estimated capital investments for 2011-2013 included $575 million of spending associated with System Energy’s planned approximate 178 MW uprate of the Grand Gulf nuclear plant.  After performing more detailed project design, engineering, analysis and major materials purchases, System Energy’s current updated estimate of the total capital investment to be made in the course of the implementation of the Grand Gulf

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

uprate project is approximately $734 million, including SMEPA’s share.  As in the original estimate, this estimate includes spending on certain major equipment refurbishment and replacement that would have been required over the normal course of the plant’s life even if the uprate were not done.  The purpose of performing this major equipment refurbishment and replacement in connection with the uprate is to avoid additional plant outages and construction costs in the future while improving plant reliability.  The investment estimate may be revised in the future as System Energy evaluates the progress of the project.

System Energy is developing its capital investment plan for 2012 through 2014 and currently anticipates making $377 million in capital investments during that period, including approximately $55 million for maintenance of existing assets.  The remaining $322 million is associated with specific investments, primarily the spending to be made in the course of the implementation of the Grand Gulf uprate project.

System Energy’s receivables from the money pool were as follows:

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
(In Thousands)

$73,570	$97,948	$94,476	$90,507

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$152,431	$151,781	$409,946	$404,783

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	19,698	21,387	58,873	49,012
Nuclear refueling outage expenses	4,115	4,069	12,204	13,287
Other operation and maintenance	36,493	31,941	100,336	92,231
Decommissioning	7,752	7,912	23,568	23,318
Taxes other than income taxes	5,312	5,600	16,525	17,689
Depreciation and amortization	42,362	41,027	96,608	94,328
Other regulatory credits - net	(1,821)	(2,188)	(7,071)	(7,803)
TOTAL	113,911	109,748	301,043	282,062

OPERATING INCOME	38,520	42,033	108,903	122,721

OTHER INCOME
Allowance for equity funds used during construction	5,912	2,630	15,433	6,862
Interest and investment income	3,054	4,003	8,103	10,625
Miscellaneous - net	(253)	(104)	(502)	(333)
TOTAL	8,713	6,529	23,034	17,154

INTEREST EXPENSE
Interest expense	14,548	14,457	33,673	37,177
Allowance for borrowed funds used during construction	(1,800)	(910)	(4,716)	(2,375)
TOTAL	12,748	13,547	28,957	34,802

INCOME BEFORE INCOME TAXES	34,485	35,015	102,980	105,073

Income taxes	20,222	12,716	47,395	41,719

NET INCOME	$14,263	$22,299	$55,585	$63,354

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)
OPERATING ACTIVITIES
Net income	$55,585	$63,354
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	162,492	152,269
Deferred income taxes, investment tax credits, and non-current taxes accrued	(53,032)	(69,029)
Changes in assets and liabilities:
Receivables	(2,916)	(5,668)
Accounts payable	1,449	(7,970)
Prepaid taxes and taxes accrued	94,285	77,667
Interest accrued	(35,671)	(17,978)
Other working capital accounts	6,928	(19,727)
Provisions for estimated losses	-	(2,009)
Other regulatory assets	53,727	38,221
Pension and other postretirement liabilities	(23,598)	(11,594)
Other assets and liabilities	(25,445)	(6,777)
Net cash flow provided by operating activities	233,804	190,759

INVESTING ACTIVITIES
Construction expenditures	(164,013)	(113,771)
Proceeds from the transfer of development costs	-	100,280
Allowance for equity funds used during construction	15,433	6,862
Nuclear fuel purchases	(41,717)	(129,504)
Proceeds from the sale of nuclear fuel	12,420	-
Proceeds from nuclear decommissioning trust fund sales	166,890	236,685
Investment in nuclear decommissioning trust funds	(190,713)	(257,258)
Changes in money pool receivable - net	24,378	(3,969)
Changes in other investments	-	25,560
Net cash flow used in investing activities	(177,322)	(135,115)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	56,688
Retirement of long-term debt	(38,161)	(41,715)
Changes in credit borrowings - net	(38,264)	37,777
Dividends paid:
Common stock	(62,000)	(94,200)
Other	(4,139)	-
Net cash flow used in financing activities	(142,564)	(41,450)

Net increase (decrease) in cash and cash equivalents	(86,082)	14,194

Cash and cash equivalents at beginning of period	263,772	264,482

Cash and cash equivalents at end of period	$177,690	$278,676

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$28,409	$23,987
Income taxes	$-	$26,617

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$15,350	$903
Temporary cash investments	162,340	262,869
Total cash and cash equivalents	177,690	263,772
Accounts receivable:
Associated companies	125,420	147,180
Other	5,368	5,070
Total accounts receivable	130,788	152,250
Materials and supplies - at average cost	87,370	84,077
Deferred nuclear refueling outage costs	10,901	22,627
Prepaid taxes	-	68,039
Prepayments and other	2,908	1,142
TOTAL	409,657	591,907

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	393,170	387,876
TOTAL	393,170	387,876

UTILITY PLANT
Electric	3,395,162	3,362,422
Property under capital lease	480,899	489,175
Construction work in progress	331,611	210,536
Nuclear fuel	135,611	155,282
TOTAL UTILITY PLANT	4,343,283	4,217,415
Less - accumulated depreciation and amortization	2,490,351	2,417,811
UTILITY PLANT - NET	1,852,932	1,799,604

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	127,525	126,642
Other regulatory assets	242,124	296,715
Other	21,379	21,326
TOTAL	391,028	444,683

TOTAL ASSETS	$3,046,787	$3,224,070

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$40,163	$33,740
Short-term borrowings	-	38,264
Accounts payable:
Associated companies	4,851	6,520
Other	40,454	38,447
Taxes accrued	26,246	-
Accumulated deferred income taxes	3,376	8,508
Interest accrued	20,410	56,081
Other	2,519	2,258
TOTAL	138,019	183,818

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	595,226	617,012
Accumulated deferred investment tax credits	52,148	54,755
Other regulatory liabilities	189,449	201,364
Decommissioning	437,460	452,782
Pension and other postretirement liabilities	81,647	105,245
Long-term debt	746,866	796,728
Other	21	-
TOTAL	2,102,817	2,227,886

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2011 and 2010	789,350	789,350
Retained earnings	16,601	23,016
TOTAL	805,951	812,366

TOTAL LIABILITIES AND EQUITY	$3,046,787	$3,224,070

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Retained Earnings	Total
Balance at December 31, 2009	$789,350	$40,592	$829,942

Net income	-	63,354	63,354
Common stock dividends	-	(94,200)	(94,200)

Balance at September 30, 2010	$789,350	$9,746	$799,096

Balance at December 31, 2010	$789,350	$23,016	$812,366

Net income	-	55,585	55,585
Common stock dividends	-	(62,000)	(62,000)

Balance at September 30, 2011	$789,350	$16,601	$805,951

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

Texas Power Price Lawsuit

See the Form 10-K for a discussion of the lawsuit filed in August 2003 in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The case is pending in state district court, and a class certification hearing was held in August 2011.  The decision of the court on class certification is pending.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

7/01/2011-7/31/2011	60,000	$67.79	60,000	$421,016,066
8/01/2011-8/31/2011	-	$-	-	$421,016,066
9/01/2011-9/30/2011	1,078,000	$65.83	1,078,000	$350,052,918
Total	1,138,000	$65.93	1,138,000

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

Item 5.  Other Information

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

New Source Review (NSR)

As discussed in the Form 10-K, in September 2010 the owner of a minority interest in Entergy’s White Bluff and Independence facilities, both located in Arkansas, received a request from the EPA for several categories of information concerning capital and maintenance projects at the facilities in order to determine compliance with the Clean Air Act.  The EPA request for information does not allege that either facility violated the law.  In February 2011, Entergy received a similar request from the EPA and has responded to it.  In August 2011, Entergy’s Nelson facility, located in Louisiana, received a similar request for information from the EPA.  Entergy is preparing its response to the request.

Ozone Nonattainment

Entergy Texas operates two fossil-fueled generating units in a geographic area that is not in attainment of the currently-enforced national ambient air quality standards for ozone.  The nonattainment area that affects Entergy Texas is the Houston-Galveston-Brazoria area.  Areas in nonattainment are classified as "marginal," "moderate," "serious," or "severe."  When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

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

In March 2008, the EPA revised the National Ambient Air Quality Standard for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  The LDEQ recommended that eleven parishes be designated as nonattainment for the 75 parts per billion ozone standard.  Entergy Gulf States Louisiana owns and operates two fossil plants and Entergy Louisiana owns and operates one fossil plant affected by this recommendation.  In Arkansas, the governor recommended that Pulaski County be designated in nonattainment with the new ozone standard, where two of Entergy Arkansas’s smaller facilities are located.  These initial recommendations were not approved by the EPA, however, due to various procedural delays.  In September 2011, the EPA announced that it will begin implementing the 2008 ozone standards by requiring that states resubmit recommendations for nonattainment status.  In Entergy’s utility service area, EPA predicts that the Houston-Galveston-Brazoria, Texas; Baton Rouge, Louisiana; and Memphis, Tennessee/Arkansas areas will be in non-attainment.  Nonattainment designations are expected to be final in mid-2012.

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

Based on several court challenges, the CAIR was vacated and remanded to the EPA by the D.C. Circuit in 2008.  The court allowed the CAIR to become effective in January 2009, while the EPA revised the rule.  The EPA released the proposed Transport Rule to replace the CAIR in July 2010.  On July 7, 2011, the EPA released its final Cross-State Air Pollution Rule (CSAPR, which previously was referred to as the Transport Rule).  The rule is directed at limiting the interstate transport of emissions of NOx and SO2 as precursors to ozone and fine particulate matter.  The final rule provides a significantly lower number of allowances to Entergy’s Utility states than did the draft rule.  Entergy’s capital investment and annual allowance purchase costs under the CSAPR will depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, generation unit utilization, and the availability and cost of purchased power.

On October 6, 2011, the EPA released a proposed rule increasing the emission allocation budgets for some states and moving the limited trading period back to 2014.  This proposal increased the Louisiana NOx allocation budget by 31% and the Mississippi NOx allocation budget by 21%.  Entergy continues to review the implications of the July 2011 final rule and the October 2011 proposed rule.  While its review is underway, Entergy filed a petition for review with the D.C. Circuit and a petition with the EPA for reconsideration of the rule and stay of its effectiveness.  Several other parties have filed similar petitions.

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology on certain of Entergy’s coal and oil generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas’s White Bluff power plant affects a Class I Area’s visibility and will be subject to the EPA’s presumptive BART requirements to install scrubbers and low NOx burners.  Under then current regulations, the scrubbers would have had to be operational by October 2013.  Entergy filed a petition in December 2009 with the Arkansas Pollution Control and Ecology Commission requesting a variance from this deadline, however, because the EPA has not approved Arkansas’s Regional Haze SIP and the EPA has expressed concerns about Arkansas’s Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas’s petition requested that, consistent with federal law, the compliance deadline be changed to as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The Arkansas Pollution Control and Ecology Commission approved the variance in March 2010.  In October 2011 the EPA released a proposed rule addressing the Arkansas Regional Haze SIP.  In the proposal the EPA disapproves a large portion of the Arkansas Regional Haze SIP including the emission limits for NOx and SO2 at White Bluff.  The EPA did not issue a Federal Implementation Plan for regional haze requirements because Arkansas has indicated it wishes to correct its SIP and resubmit it.  After the EPA’s proposed rule becomes final there will be a two-year timeframe in which the EPA must approve a SIP issued by Arkansas or issue a Federal Implementation Plan.

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

Clean Water Act

NPDES Permits and Section 401 Water Quality Certifications

Indian Point

See the Form 10-K for a discussion of Indian Point permitting and water quality certification proceedings.  On June 21, 2011, Entergy filed notice with the NRC that the NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, has taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, has waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act.  Entergy submitted its application for a water quality certification to the NYSDEC in April 2009, with a reservation of rights regarding the applicability of Section 401 in this case.  After Entergy submitted certain additional information in response to NYSDEC requests for additional information, in February 2010 the NYSDEC staff determined that Entergy’s water quality certification application was complete.  In April 2010 the NYSDEC staff issued a proposed notice of denial of Entergy’s water quality certification application (the Notice).  NYSDEC staff’s Notice triggered an administrative adjudicatory hearing before NYSDEC ALJs on the proposed Notice that remains ongoing, but no final decision has been rendered.  The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification.  The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued on July 15, 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues.  The hearing began on October 17, 2011 and is expected to continue into 2012.

316(b) Cooling Water Intake Structures

See the Form 10-K for a discussion of the EPA regulations finalized in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures.  The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts.  Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule.  In January 2007, the U.S. Second Circuit Court of Appeals remanded the rule to the EPA for reconsideration.  The court instructed the EPA to reconsider several aspects of the rule that were beneficial to businesses affected by the rule after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule.  In April 2008, the U.S. Supreme Court agreed to review the Second Circuit decision on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to businesses affected by the rule that the Second Circuit disallowed.  In March 2009, the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration.  The EPA reissued the proposed rule in April 2011, with finalization anticipated by July 27, 2012.  Entergy currently is reviewing the revised proposed rule and filed comments with the EPA.

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

Property

Following is an update to the Entergy Wholesale Commodities, Property section of Part I, Item 1 of the Form 10-K.

Nuclear Generating Stations

As discussed further in the Form 10-K, the NRC operating license for Vermont Yankee was to expire in March 2012.  In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.  In May 2011 the Vermont Department of Public Service and the New England Coalition petitioned the United States Court of Appeals for the District of Columbia seeking judicial review of the NRC’s issuance of the renewed operating license alleging that the license had been issued without a valid and effective water quality certification under Section 401 of the Clean Water Act.  Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. intervened in the proceeding.  Motions by the parties for summary disposition were denied by the court, which set a briefing schedule on the merits that ends in February 2012.  Oral argument may be scheduled after briefing is completed.  See Note 11 to the financial statements herein for additional discussion of Vermont Yankee.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2006	2007	2008	2009	2010	2011

Entergy Arkansas	3.37	3.19	2.33	2.39	3.91	4.09
Entergy Gulf States Louisiana	3.01	2.84	2.44	2.99	3.58	4.02
Entergy Louisiana	3.23	3.44	3.14	3.52	3.41	2.09
Entergy Mississippi	2.54	3.22	2.92	3.25	3.30	3.45
Entergy New Orleans	1.52	2.74	3.71	3.66	4.41	6.09
Entergy Texas	2.12	2.07	2.04	1.92	2.10	2.31
System Energy	4.05	3.95	3.29	3.73	3.64	3.78

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2006	2007	2008	2009	2010	2011

Entergy Arkansas	3.06	2.88	1.95	2.09	3.50	3.66
Entergy Gulf States Louisiana	2.90	2.73	2.42	2.95	3.53	3.96
Entergy Louisiana	2.90	3.08	2.87	3.27	3.13	1.89
Entergy Mississippi	2.34	2.97	2.67	3.01	3.06	3.16
Entergy New Orleans	1.35	2.54	3.45	3.38	3.97	5.33

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

4(a) -
Officer’s Certificate No. 5-B-4 dated September 7, 2011, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4.40 to Form 8-K dated September 13, 2011 in 1-34360).

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

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:  November 4, 2011