Form 10-K
period 2011-12-31
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2012-02-28
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-05807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value – 176,620,417 shares outstanding at January 31, 2012	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 5.75% Series due November 2040	New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 6.0% Series due March 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.875% Series due June 2041	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc.
	Mortgage Bonds, 6.20% Series due April 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 6.0% Series due May 2051	New York Stock Exchange, Inc.

Entergy Texas, Inc.	Mortgage Bonds, 7.875% Series due June 2039	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States Louisiana, L.L.C.	Common Membership Interests

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States Louisiana, L.L.C.		Ö
Entergy Louisiana, LLC	Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
Entergy Texas, Inc.		Ö
System Energy Resources, Inc.		Ö

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States Louisiana, L.L.C.		Ö
Entergy Louisiana, LLC		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
Entergy Texas, Inc.		Ö
System Energy Resources, Inc.		Ö

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

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2011, was $12.1 billion based on the reported last sale price of $68.28 per share for such stock on the New York Stock Exchange on June 30, 2011.  Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.  Entergy Corporation is the sole holder of the common stock of Entergy Louisiana Holdings, Inc., which is the sole holder of the common membership interests in Entergy Louisiana, LLC.  Entergy Corporation is the sole holder of the common stock of EGS Holdings, Inc., which is the sole holder of the common membership interests in Entergy Gulf States Louisiana, L.L.C.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 4, 2012, are incorporated by reference into Part III hereof.

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors, (b) Management's Financial Discussion and Analysis, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•	resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, Entergy's utility supply plan, and recovery of fuel and purchased power costs;
•	the termination of Entergy Arkansas’s and Entergy Mississippi’s participation in the System Agreement in December 2013 and November 2015, respectively;
•
regulatory and operating challenges and uncertainties associated with the Utility operating companies’ proposal to move to the MISO RTO and the scheduled expiration of the current independent coordinator of transmission arrangement in November 2012;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the operations of the independent coordinator of transmission for Entergy's utility service territory, and the application of more stringent transmission reliability requirements or market power criteria by the FERC;

•
changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those owned or operated by the Entergy Wholesale Commodities business, and the effects of new or existing safety concerns regarding nuclear power plants and nuclear fuel;

•	resolution of pending or future applications, and related regulatory proceedings and litigation, for license renewals or modifications of nuclear generating facilities;
•	the performance of and deliverability of power from Entergy's generation resources, including the capacity factors at its nuclear generating facilities;
•	Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;
•
prices for power generated by Entergy's merchant generating facilities and the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants;

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts;
•	volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities;
•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

FORWARD-LOOKING INFORMATION (Concluded)

•
changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances, and changes in costs of compliance with environmental and other laws and regulations;

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal;
•
risks associated with the proposed spin-off and subsequent merger of Entergy’s electric transmission business into a subsidiary of ITC Holdings Corp., including the risk that Entergy and the Utility operating companies may not be able to timely satisfy the conditions or obtain the approvals required to complete such transaction or such approvals may contain material restrictions or conditions, and the risk that if completed, the transaction may not be achieve its anticipated results;

•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes, ice storms, or other weather events and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance;

•	effects of climate change;
•	Entergy's ability to manage its capital projects and operation and maintenance costs;
•	Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms;
•	the economic climate, and particularly economic conditions in Entergy's Utility service territory and the Northeast United States and events that could influence economic conditions in those areas;
•	the effects of Entergy's strategies to reduce tax payments;
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria;
•	changes in inflation and interest rates;
•	the effect of litigation and government investigations or proceedings;
•	advances in technology;
•	the potential effects of threatened or actual terrorism, cyber attacks or data security breaches, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;
•	Entergy's ability to attract and retain talented management and directors;
•	changes in accounting standards and corporate governance;
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy's defined benefit pension and other postretirement benefit plans;
•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites;
•	factors that could lead to impairment of long-lived assets; and
•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture.

v

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

FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
MISO	Midwest Independent Transmission System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6
Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Gulf States Louisiana (57.5%) and Entergy Texas (42.5%), and 10.9% of which is owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

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

Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
planned net MW in operation	Amount of capacity to be available to generate power and/or sell capacity considering uprates planned to be completed during the year
PPA	Purchased power agreement or power purchase agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association, which owns a 10% interest in Grand Gulf
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
UK	United Kingdom of Great Britain and Northern Ireland
unit-contingent	Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to the buyer for any damages
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

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.  As discussed in more detail in “Plan to Spin Off the Utility’s Transmission Business,” in December 2011, Entergy entered into an agreement to spin off its transmission business and merge it with a newly-formed subsidiary of ITC Holdings Corp.

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

Following are the percentages of Entergy’s consolidated revenues and net income generated by its operating segments and the percentage of total assets held by them:

	% of Revenue			% of Net Income			% of Total Assets
Segment	2011	2010	2009	2011	2010	2009	2011	2010	2009

Utility	79	78	75	82	65	57	80	80	80
Entergy Wholesale Commodities	21	22	25	36	39	51	26	26	30
Parent & Other	-	-	-	(18)	(4)	(8)	(6)	(6)	(10)

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

2011 Compared to 2010

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2011 to 2010 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)

2010 Consolidated Net Income (Loss)	$829,719	$489,422	($48,836)	$1,270,305

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(146,947)	(155,898)	3,620	(299,225)
Other operation and maintenance expenses	1,674	(141,588)	38,270	(101,644)
Taxes other than income taxes	248	1,083	396	1,727
Depreciation and amortization	16,326	16,008	(26)	32,308
Gain on sale of business	-	(44,173)	-	(44,173)
Other income	(3,388)	(39,717)	1,799	(41,306)
Interest expense	(37,502)	(51,183)	27,145	(61,540)
Other	1,688	(23,334)	-	(21,646)
Income taxes (benefit)	(426,916)	(43,193)	139,133	(330,976)

2011 Consolidated Net Income (Loss)	$1,123,866	$491,841	($248,335)	$1,367,372

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

Net income for Utility in 2011 was significantly affected by a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue, because a portion of the benefits will be shared with customers.  See Notes 3 and 8 to the financial statements for additional discussion of the settlement and benefit sharing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$5,051
Mark-to-market tax settlement sharing	(196)
Purchased power capacity	(21)
Net wholesale revenue	(14)
Volume/weather	13
ANO decommissioning trust	24
Retail electric price	49
Other	(2)
2011 net revenue	$4,904

The mark-to-market tax settlement sharing variance results from a regulatory charge because a portion of the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts will be shared with customers, slightly offset by the amortization of a portion of that charge beginning in October 2011.  See Notes 3 and 8 to the financial statements for additional discussion of the settlement and benefit sharing.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts and higher wholesale energy costs.

The volume/weather variance is primarily due to an increase of 2,061 GWh in weather-adjusted usage across all sectors.  Weather-adjusted residential retail sales growth reflected an increase in the number of customers.  Industrial sales growth has continued since the beginning of 2010.  Entergy’s service territory has benefited from the national manufacturing economy and exports, as well as industrial facility expansions.  Increases have been offset to some extent by declines in the paper, wood products, and pipeline segments.  The increase was also partially offset by the effect of less favorable weather on residential sales.

The ANO decommissioning trust variance is primarily related to the deferral of investment gains from the ANO 1 and 2 decommissioning trust in 2010 in accordance with regulatory treatment.  The gains resulted in an increase in interest and investment income in 2010 and a corresponding increase in regulatory charges with no effect on net income.

The retail electric price variance is primarily due to:

•	rate actions at Entergy Texas, including a base rate increase effective August 2010 and an additional increase beginning May 2011;
•	a formula rate plan increase at Entergy Louisiana effective May 2011; and
•	a base rate increase at Entergy Arkansas effective July 2010.

These were partially offset by formula rate plan decreases at Entergy New Orleans effective October 2010 and October 2011.  See Note 2 to the financial statements for further discussion of these proceedings.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$2,200
Realized price changes	(159)
Fuel expenses	(30)
Harrison County	(27)
Volume	60
2011 net revenue	$2,044

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $156 million, or 7%, in 2011 compared to 2010 primarily due to:

•	lower pricing in its contracts to sell power;
•	higher fuel expenses, primarily at the nuclear plants; and
•	the absence of the Harrison County plant, which was sold in December 2010.

These factors were partially offset by higher volume resulting from fewer planned and unplanned outage days in 2011 compared to the same period in 2010.

Following are key performance measures for Entergy Wholesale Commodities for 2011 and 2010:

	2011	2010

Owned capacity	6,599	6,351
GWh billed	43,520	42,682
Average realized price per MWh	$54.48	$59.04

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	93%	90%
GWh billed	40,918	39,655
Average realized revenue per MWh	$54.73	$59.16
Refueling Outage Days:
FitzPatrick	-	35
Indian Point 2	-	33
Indian Point 3	30	-
Palisades	-	26
Pilgrim	25	-
Vermont Yankee	25	29

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

The recent economic downturn and negative trends in the energy commodity markets have resulted in lower natural gas prices and therefore lower market prices for electricity in the New York and New England power regions, which is where five of the six Entergy Wholesale Commodities nuclear power plants are located.  Entergy Wholesale Commodities’ nuclear business experienced a decrease in realized price per MWh to $54.73 in 2011 from $59.16 in 2010, and is likely to experience a decrease again in 2012 because, as shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments,” Entergy Wholesale Commodities has sold forward 88% of its planned nuclear energy output for 2012 for an average contracted energy price of $49 per MWh.  In addition, Entergy Wholesale Commodities has sold forward 81% of its planned energy output for 2013 for an average contracted energy price range of $45-50 per MWh.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,949 million for 2010 to $1,951 million for 2011 primarily due to:

•	an increase of $17 million in nuclear expenses primarily due to higher labor costs, including higher contract labor;
•	an increase of $15 million in contract costs due to the transition and implementation of joining the MISO RTO;
•	an increase of $9 million in legal expenses primarily resulting from an increase in legal and regulatory activity increasing the use of outside legal services;
•	an increase of $8 million in fossil-fueled generation expenses primarily due to the addition of Acadia Unit 2 in April 2011; and
•	several individually insignificant items.

These increases were substantially offset by:

•
a decrease of $29 million in compensation and benefits costs primarily resulting from an increase in the accrual for incentive-based compensation in 2010 and a decrease in stock option expense.  The decrease in stock option expense is offset by credits recorded by the parent company, Entergy Corporation;

•
the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’ 2010 test year formula rate plan filing approved by the City Council in September 2011.  See Note 2 to the financial statements for further discussion of the 2010 test year formula rate plan filing and settlement;

•	the amortization of $11 million of Entergy Texas rate case expenses in 2010. See Note 2 to the financial statements for further discussion of the Entergy Texas rate case settlement; and
•	a decrease of $10 million in operating expenses due to the sale of surplus oil inventory in 2011.

Depreciation and amortization expense increased primarily due to an increase in plant in service, partially offset by a decrease in depreciation rates at Entergy Arkansas as a result of the rate case settlement agreement approved by the APSC in June 2010.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $1,047 million for 2010 to $905 million for 2011 primarily due to:

•
the write-off of $64 million of capital costs in 2010, primarily for software that would not be utilized, and $16 million of additional costs incurred in 2010 in connection with Entergy’s decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business;

•	a decrease of $30 million due to the absence of expenses from the Harrison County plant, which was sold in December 2010;
•	a decrease in compensation and benefits costs resulting from an increase of $19 million in the accrual for incentive-based compensation in 2010;
•	a decrease of $12 million in spending on tritium remediation work; and
•	the write-off of $10 million of capitalized engineering costs in 2010 associated with a potential uprate project.

The gain on sale resulted from the sale in 2010 of Entergy’s ownership interest in the Harrison County Power Project 550 MW combined-cycle plant to two Texas electric cooperatives that owned a minority share of the plant.  Entergy sold its 61 percent share of the plant for $219 million and realized a pre-tax gain of $44.2 million on the sale.

Depreciation and amortization expense increased primarily due to an increase in plant in service and declining useful life of nuclear assets.

Other income decreased primarily due to a decrease in interest income earned on loans to the parent company, Entergy Corporation, and a decrease of $13 million in realized earnings on decommissioning trust fund investments.

Interest expense decreased primarily due to the write-off of $39 million of debt financing costs in 2010, primarily incurred for a $1.2 billion credit facility that will not be used, in connection with Entergy’s decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business.

Other expenses decreased primarily due to a credit to decommissioning expense of $34.1 million in 2011 resulting from a reduction in the decommissioning liability for a plant as a result of a revised decommissioning cost study obtained to comply with a state regulatory requirement.  See “Critical Accounting Estimates – Nuclear Decommissioning Costs” below for further discussion of accounting for asset retirement obligations.

Parent & Other

Other operation and maintenance expenses increased primarily due to lower intercompany stock option credits recorded by the parent company, Entergy Corporation, and an increase of $13 million related to the planned spin-off and merger of Entergy’s transmission business.  See “Plan to Spin Off  the Utility’s Transmission Business” below for further discussion.

Interest expense increased primarily due to $1 billion of Entergy Corporation senior notes issued in September 2010, with the proceeds used to pay down borrowings outstanding on Entergy Corporation’s revolving credit facility that were at a lower interest rate.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate for 2011 was 17.3%.  The difference in the effective income tax rate versus the statutory rate of 35% in 2011 was primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense of $422 million.  See Note 3 to the financial statements herein for further discussion of the settlement.

The effective income tax rate for 2010 was 32.7%.  The difference in the effective income tax rate versus the statutory rate of 35% in 2010 was primarily due to:

•
a favorable Tax Court decision holding that the U.K. Windfall Tax may be used as a credit for purposes of computing the U.S. foreign tax credit, which allowed Entergy to reverse a provision for uncertain tax positions of $43 million, included in Parent and Other, on the issue.  See Note 3 to the financial statements for further discussion of this tax litigation;

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

2010 Compared to 2009

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2010 to 2009 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)

2009 Consolidated Net Income (Loss)	$708,905	$641,094	($98,949)	$1,251,050

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	357,211	(163,518)	8,622	202,315
Other operation and maintenance expenses	112,384	124,758	(18,550)	218,592
Taxes other than income taxes	28,872	2,717	(1,149)	30,440
Depreciation and amortization	(24,112)	11,413	(182)	(12,881)
Gain on sale of business	-	44,173	-	44,173
Other income	(14,915)	66,222	(25,681)	25,626
Interest expense	31,035	(6,461)	(19,851)	4,723
Other	7,758	19,728	-	27,486
Income taxes	65,545	(53,606)	(27,440)	(15,501)

2010 Consolidated Net Income (Loss)	$829,719	$489,422	($48,836)	$1,270,305

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

In November 2007 the Board approved a plan to pursue a separation of Entergy’s non-utility nuclear business from Entergy through a spin-off of the business to Entergy shareholders.  In April 2010, Entergy announced that it planned to unwind the business infrastructure associated with the proposed spin-off transaction.  As a result of the plan to unwind the business infrastructure, Entergy recorded expenses in 2010 for the write-off of certain capitalized costs incurred in connection with the planned spin-off transaction.  These costs are discussed in more detail below and throughout this section.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

The ANO decommissioning trust variance is primarily related to the deferral of investment gains from the ANO 1 and 2 decommissioning trust in 2010 in accordance with regulatory treatment.  The gains resulted in an increase in interest and investment income in 2010 and a corresponding increase in regulatory charges with no effect on net income.

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

•	an increase of $25 million in fossil-fueled generation expenses resulting from higher outage costs in 2010 primarily because the scope of the outages was greater than in 2009;
•	an increase of $17 million in transmission and distribution expenses resulting from increased vegetation contract work;
•	an increase of $13 million in nuclear expenses primarily due to higher nuclear labor and contract costs;
•	an increase of $12.5 million due to the capitalization in 2009 of Ouachita Plant service charges previously expensed; and
•	an increase of $11 million due to the amortization of Entergy Texas rate case expenses. See Note 2 to the financial statements for further discussion of the Entergy Texas rate case settlement.

The increase was partially offset by:

•	a decrease of $19.4 million due to 2008 storm costs at Entergy Arkansas which were deferred per an APSC order and were recovered through revenues in 2009;
•	a decrease of $16 million due to higher write-offs of uncollectible customer accounts in 2009; and
•	charges of $14 million in 2009 due to the Hurricane Ike and Hurricane Gustav storm cost recovery settlement agreement, as discussed further in Note 2 to the financial statements.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Interest expense increased primarily due to an increase in long-term debt outstanding resulting from net debt issuances by certain of the Utility operating companies in the second half of 2009 and in 2010.  See Notes 4 and 5 to the financial statements for details of long-term debt outstanding.

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

Interest expense decreased primarily due to a decrease in fees paid to Entergy Corporation for providing collateral in the form of guarantees in connection with some of the Entergy Wholesale Commodities agreements to sell power.  The guarantee fees paid are intercompany transactions and are eliminated in consolidation.  The decrease was substantially offset by the write-off of $39 million of debt financing costs, primarily incurred for a $1.2 billion credit facility that will not be used, in connection with Entergy’s decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business.

Parent & Other

Other income decreased primarily due to increases in the distributions paid of $13 million to Entergy Louisiana and $7 million to Entergy Gulf States Louisiana on investments in preferred membership interests of Entergy Holdings Company, as discussed above.

Interest expense decreased primarily due to lower borrowings, including the redemption of $267 million of notes payable in December 2009, as well as lower interest rates on borrowings under Entergy Corporation’s revolving credit facility.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate for 2010 was 32.7%.  The difference in the effective income tax rate versus the statutory rate of 35% in 2010 was primarily due to:

•
a favorable Tax Court decision holding that the U.K. Windfall Tax may be used as a credit for purposes of computing the U.S. foreign tax credit, which allowed Entergy to reverse a provision for uncertain tax positions of $43 million, included in Parent and Other, on the issue.  See Note 3 to the financial statements for further discussion of this tax litigation;

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

The effective income tax rate for 2009 was 33.6%.  The difference in the effective income tax rate versus the federal statutory rate of 35% in 2009 was primarily due to:

•	recognition of a capital loss of $73.1 million resulting from the sale of preferred stock of an Entergy Wholesale Commodities subsidiary to a third party;
•	reduction of a valuation allowance of $24.3 million on state loss carryovers;
•	reduction of a valuation allowance of $16.2 million on a federal capital loss carryover;
•	reduction of the provision for uncertain tax positions of $15.2 million resulting from settlements and agreements with taxing authorities;
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

Plan to Spin Off the Utility’s Transmission Business

On December 5, 2011, Entergy announced that it would spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp. (ITC).  In order to effect the spin-off and merger, Entergy entered into (i) a Merger Agreement with Mid South TransCo LLC, a newly formed, wholly owned subsidiary of Entergy (TransCo); ITC; and Ibis Transaction Subsidiary LLC (Merger Sub), a newly formed, wholly-owned subsidiary of ITC; and (ii) a Separation Agreement with TransCo, ITC, each of the Utility operating companies, and Entergy Services, Inc.  These agreements, which have been approved by the Boards of Directors of Entergy and ITC, provide for the separation of Entergy’s transmission business (the “Transmission Business”), the distribution to Entergy’s stockholders of all of the common units of TransCo, a holding company subsidiary formed to hold the Transmission Business, and the merger of Merger Sub with and into TransCo, with TransCo continuing as the surviving entity in the Merger (the Merger), following which each common unit of TransCo will be converted into the right to receive one fully paid and nonassessable share of ITC common stock.  Both the Distribution (as defined below) and the Merger are expected to qualify as tax-free transactions.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Entergy will distribute the TransCo common units to its shareholders.  At Entergy’s election, it may distribute the TransCo common units by means of a pro rata dividend in a spin-off or pursuant to an exchange offer in a split-off, or a combination of a spin-off and a split-off (the Distribution).  In connection with the Merger, ITC expects to effectuate a $700 million recapitalization, currently anticipated to take the form of a one-time special dividend to its shareholders of record as of a record date prior to the Merger, which will be determined by the board of directors of ITC at a later date (the Special Dividend).  Entergy’s shareholders who become shareholders of ITC as a result of the Merger will not receive the Special Dividend.  Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, immediately after the consummation of the Separation (as defined below), the consummation of the Financings (as defined below), the payment of the Special Dividend and the consummation of the Distribution, Merger Sub will merge with and into TransCo, with TransCo continuing as the surviving entity, and Entergy shareholders who hold common units of TransCo will have those units exchanged for ITC common stock on a one-for-one basis.  Consummation of the transactions contemplated by the Separation Agreement and the Merger Agreement is expected to result in Entergy’s shareholders holding at least 50.1% of ITC’s common stock and existing ITC shareholders holding no more than 49.9% of ITC’s common stock immediately after the Merger.

The Merger Agreement contains certain customary representations and warranties.  The Merger Agreement may be terminated: (i) by mutual consent of Entergy and ITC, (ii) by either Entergy or ITC if the Merger has not been completed by June 30, 2013, subject to an up to six month extension by either Entergy or ITC in certain circumstances, (iii) by either Entergy or ITC if the transactions are enjoined or otherwise prohibited by applicable law, (iv) by Entergy, on the one hand, or ITC, on the other hand, upon a material breach of the Merger Agreement by the other party that has not been cured by the cure period specified in the Merger Agreement, (v) by either Entergy or ITC if ITC’s shareholders fail to approve the ITC shareholder proposals, (vi) by Entergy if the ITC Board of Directors withdraws or changes its recommendation of the ITC shareholder proposals in a manner adverse to Entergy, (vii) by Entergy if ITC willfully breaches in any material respect its non-solicitation covenant and the breach has not been cured by the cure period specified in the Merger Agreement, (viii) by Entergy if there is a law or order that enjoins the transactions or imposes a burdensome condition on Entergy, (ix) by either Entergy or ITC if there is a law or order that enjoins the transactions or imposes a burdensome condition on ITC, (x) by ITC, prior to ITC shareholder approval, to enter into a transaction for a superior proposal, provided that ITC complies with its notice and other obligations in the non-solicitation provision and pays Entergy the termination fee concurrently with termination or (xi) by ITC if Entergy takes certain actions with respect to the migration of the Transmission Business to a regional transmission organization if such actions could reasonably be expected to have certain adverse effects on TransCo or ITC after the Merger. In the event that (i) ITC terminates the Merger Agreement to accept a superior acquisition proposal, (ii) Entergy terminates the Merger Agreement because the ITC Board of Directors has withdrawn its recommendation of the ITC shareholder proposals, approves or recommends another acquisition proposal, fails to reaffirm its recommendation or materially breaches the non-solicitation provisions, (iii) either of the parties terminates the Merger Agreement because the approval of ITC’s shareholders is not obtained or (iv) Entergy terminates because of ITC’s uncured willful breach of the Merger Agreement, and in the case of clauses (iii) and (iv) an ITC takeover transaction was publicly announced and not withdrawn prior to termination and within 12 months of termination ITC agrees to or consummates a takeover transaction, then ITC must pay Entergy a $113,570,800 termination fee.

Consummation of the Merger is subject to the satisfaction of customary closing conditions for a transaction such as the Merger, including, among others, (i) consummation of the Separation, the Distribution, the Financings and the Special Dividend, (ii) the approval of the ITC shareholder proposals by the shareholders of ITC, (iii) the authorization for listing on the New York Stock Exchange of ITC common stock to be issued in the Merger, (iv) the receipt by Entergy of regulatory approvals necessary to become a member of an acceptable regional transmission organization, (v) the receipt of regulatory approvals necessary to consummate the transaction and the expiration of the applicable waiting period under the Hart-Scott-Rodino Act, and no such regulatory approvals impose a burdensome condition on ITC or Entergy, (vi) the absence of a material adverse effect on the Transmission Business or ITC, (vii) the receipt by Entergy of a solvency opinion and (viii) the receipt of a private letter ruling from the IRS substantially to the effect that certain requirements for the tax-free treatment of the distribution of TransCo are met and an opinion

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

that the Distribution and the Merger will be treated as tax-free reorganizations for U.S. federal income tax purposes. The Merger and the other transactions contemplated by the Merger Agreement and the Separation Agreement are planned for completion in 2013.

Pursuant to the Separation Agreement, and subject to the terms and conditions set forth therein, Entergy will engage in a series of preliminary restructuring transactions that result in the transfer to TransCo’s subsidiaries of the assets relating to the Transmission Business (the Separation).  TransCo and its subsidiaries will consummate certain financing transactions (the TransCo Financing) totaling approximately $1.775 billion pursuant to which (i) TransCo’s subsidiaries will borrow through a one-year term funded bridge facility and (ii) TransCo will issue senior securities of TransCo to Entergy (the TransCo Securities).  Neither Entergy nor the Utility operating companies will guarantee or otherwise be liable for the payment of the TransCo Securities.  Entergy will issue new debt or enter into agreements under which certain unrelated creditors will agree to purchase existing corporate debt of Entergy, which will be exchangeable into the TransCo Securities at closing (the Exchangeable Debt Financing).  In addition, prior to the closing TransCo may obtain a working capital revolving credit facility in a principal amount agreed to by Entergy and ITC (such financing, together with the TransCo Financing and the Exchangeable Debt Financing, the Financings).

Under the terms of the Separation Agreement, concurrently with the TransCo Financing, each Utility operating company will contribute its respective transmission assets to a subsidiary that will become a TransCo subsidiary in the Separation in exchange for the equity interest in that subsidiary and the net proceeds received by that subsidiary from the one-year funded bridge facility described above.  Each Utility operating company will distribute the equity interests in the subsidiaries holding the transmission assets to Entergy, which will then contribute such interests to TransCo.  The Utility operating companies intend to apply all or a portion of the amounts received by them from the subsidiaries to the prepayment or redemption of outstanding preferred and debt securities, with the goal, following completion of the Separation, of maintaining their capitalization balanced between equity and debt generally consistent with the balance of their capitalization prior to the Separation.  Although the aggregate amount and particular series of preferred and debt securities of each Utility operating company to be redeemed as well as the redemption dates are uncertain at this time and are expected to remain subject to change, each Utility operating company currently anticipates that all of its outstanding preferred securities, if any, will be redeemed or otherwise retired prior to the Separation and that debt securities in the following approximate aggregate amounts will be redeemed prior to or following the Separation: $.51 billion for Entergy Arkansas, $.27 billion for Entergy Gulf States Louisiana, $.38 billion for Entergy Louisiana, $.29 billion for Entergy Mississippi, $.01 billion for Entergy New Orleans, and $.30 billion for Entergy Texas.  Entergy and the Utility operating companies may, subject to certain conditions, modify or supplement the manner in which the Separation is consummated.  As of December 31, 2011, net transmission plant in service, which does not include transmission-related construction work in progress or general or intangible plant, for the Utility operating companies was $.94 billion for Entergy Arkansas, $.50 billion for Entergy Gulf States Louisiana, $.71 billion for Entergy Louisiana, $.51 billion for Entergy Mississippi, $.02 billion for Entergy New Orleans, and $.62 billion for Entergy Texas.  Consummation of the Separation is subject to the satisfaction of the conditions applicable to Entergy and ITC contained in the Separation Agreement and the Merger Agreement, including that the sum of the principal amount of TransCo Securities issued to Entergy and the principal amount of the bridge facility entered into by TransCo’s subsidiaries is at least $1.775 billion.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

The NRC operating license for Palisades expires in 2031 and for FitzPatrick expires in 2034.  The NRC operating license for Vermont Yankee was to expire in March 2012.  In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.  For additional discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

The NRC operating license for Pilgrim expires in June 2012, for Indian Point 2 expires in September 2013, and for Indian Point 3 expires in December 2015, and NRC license renewal applications are in process for these plants.  Under federal law, nuclear power plants may continue to operate beyond their license expiration dates while their renewal applications are pending NRC approval.  Various parties have expressed opposition to renewal of the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

licenses.  With respect to the Pilgrim license renewal, the Atomic Safety and Licensing Board (ASLB) of the NRC, after issuing an order denying a new hearing request, terminated its proceeding on Pilgrim’s license renewal application.  With the ASLB process concluded the proceeding, including appeals of certain ASLB decisions, is now before the NRC.

In April 2007, Entergy submitted an application to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years.  The ASLB has admitted 21 contentions raised by the State of New York or other parties, which were combined into 16 discrete issues.  Two of the issues have been resolved, leaving 14 issues that are currently subject to ASLB hearings.  In July 2011, the ASLB granted the State of New York’s motion for summary disposition of an admitted contention challenging the adequacy of a section of Indian Point’s environmental analysis as incorporated in the FSEIS (discussed below).  That section provided cost estimates for Severe Accident Mitigation Alternatives (SAMAs), which are hardware and procedural changes that could be implemented to mitigate estimated impacts of off-site radiological releases in case of a hypothesized severe accident.  In addition to finding that the SAMA cost analysis was insufficient, the ASLB directed the NRC staff to explain why cost-beneficial SAMAs should not be required to be implemented.  Entergy appealed the ASLB’s decision to the NRC and the NRC staff supported Entergy’s appeal, while the State of New York opposed it.  In December 2011 the NRC denied Entergy’s appeal as premature, stating that the appeal could be renewed at the conclusion of the ASLB proceedings.

 In November 2011 the ASLB issued an order establishing deadlines for the submission of several rounds of testimony on most of the contentions pending before the ASLB and for the filing of motions to limit or exclude testimony.  Initial hearings before the ASLB on the contentions for which testimony is submitted are expected to begin by the end of 2012.  Filing deadlines for testimony on certain admitted contentions remain to be set by the ASLB.

The NRC staff currently is also performing its technical and environmental reviews of the application.  The NRC staff issued a Final Safety Evaluation Report (FSER) in August 2009, a supplement to the FSER in August 2011, and a Final Supplemental Environmental Impact Statement (FSEIS) in December 2010.  The NRC staff has stated its intent to file a supplemental FSEIS in May 2012.  The New York State Department of Environmental Conservation has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  In addition, the consistency of Indian Point’s operations with New York State’s coastal management policies must be resolved as required by the Coastal Zone Management Act.  Entergy Wholesale Commodities’ efforts to obtain these certifications and determinations continue in 2012.

The hearing process is an integral component of the NRC’s regulatory framework, and evidentiary hearings on license renewal applications are not uncommon.  Entergy intends to participate fully in the hearing process as permitted by the NRC’s hearing rules.  As noted in Entergy’s responses to the various intervenor filings, Entergy believes the contentions proposed by the intervenors are unsupported and without merit.  Entergy will continue to work with the NRC staff as it completes its technical and environmental reviews of the license renewal application.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

This section discusses Entergy’s capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	2011	2010

Debt to capital	57.3%	57.3%
Effect of excluding securitization bonds	(2.3)%	(2.0)%
Debt to capital, excluding securitization bonds (1)	55.0%	55.3%
Effect of subtracting cash	(1.5)%	(3.2)%
Net debt to net capital, excluding securitization bonds (1)	53.5%	52.1%

(1)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

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

Long-term debt, including the currently maturing portion, makes up substantially all of Entergy’s total debt outstanding.  Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2011.  To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2011.  The amounts below include payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2012	2013	2014	2015-2016	after 2016
	(In Millions)

Utility	$721	$1,197	$614	$1,524	$10,872
Entergy Wholesale Commodities	24	15	16	21	59
Parent and Other	1,972	43	43	610	535
Total	$2,717	$1,255	$673	$2,155	$11,466

Note 5 to the financial statements provides more detail concerning long-term debt outstanding.

Entergy Corporation has in place a credit facility that has a borrowing capacity of approximately $3.5 billion and expires in August 2012, which Entergy intends to renew before expiration.  Because the facility is now within one year of its expiration date, borrowings outstanding on the facility are classified as currently maturing long-term debt on the balance sheet.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.125% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2011 was 0.745% on the drawn portion of the facility.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

As of December 31, 2011, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,451	$1,920	$28	$1,503

A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with the covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility’s maturity date may occur.

Capital lease obligations are a minimal part of Entergy’s overall capital structure, and are discussed in Note 10 to the financial statements.  Following are Entergy’s payment obligations under those leases:

	2012	2013	2014	2015-2016	after 2016
	(In Millions)

Capital lease payments	$7	$6	$5	$9	$38

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of December 31, 2011 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of Dec. 31, 2011

Entergy Arkansas	April 2012	$78 million (b)	3.25%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.71%	-
Entergy Louisiana	August 2012	$200 million (d)	0.67%	$50 million
Entergy Mississippi	May 2012	$35 million (e)	2.05%	-
Entergy Mississippi	May 2012	$25 million (e)	2.05%	-
Entergy Mississippi	May 2012	$10 million (e)	2.05%	-
Entergy Texas	August 2012	$100 million (f)	0.77%	-

(a)	The interest rate is the weighted average interest rate as of December 31, 2011 applied, or that would be applied, to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations.  Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows.  Following are Entergy’s payment obligations as of December 31, 2011 on non-cancelable operating leases with a term over one year:

	2012	2013	2014	2015-2016	after 2016
	(In Millions)

Operating lease payments	$85	$78	$79	$100	$166

The operating leases are discussed in Note 10 to the financial statements.

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2012	2013-2014	2015-2016	after 2016	Total
	(In Millions)

Long-term debt (1)	$2,717	$1,928	$2,155	$11,466	$18,266
Capital lease payments (2)	$7	$11	$9	$38	$65
Operating leases (2)	$85	$157	$100	$166	$508
Purchase obligations (3)	$1,803	$2,604	$1,654	$5,199	$11,260

(1)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(2)	Lease obligations are discussed in Note 10 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  Almost all of the total are fuel and purchased power obligations.

In addition to the contractual obligations, Entergy currently expects to contribute approximately $162.9 million to its pension plans and approximately $80.4 million to other postretirement plans in 2012, although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.  Entergy’s preliminary estimates of 2012 funding requirements indicate that the contributions will not exceed historical levels of pension contributions.

Also in addition to the contractual obligations, Entergy has $812 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments by operating segment for 2012 through 2014:

Planned construction and capital investments	2012	2013	2014
	(In Millions)

Maintenance Capital:
Utility:
Generation	$128	$129	$131
Transmission	282	273	255
Distribution	433	485	496
Other	91	89	103
Total	934	976	985
Entergy Wholesale Commodities	90	120	107
	1,024	1,096	1,092
Capital Commitments:
Utility:
Generation	$1,428	$583	$358
Transmission	170	128	264
Distribution	17	11	11
Other	45	47	35
Total	1,660	769	668
Entergy Wholesale Commodities	259	241	291
	1,919	1,010	959
Total	$2,943	$2,106	$2,051

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

Capital Commitments refers to non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements.  Amounts reflected in this category include the following:

•
The currently planned construction or purchase of additional generation supply sources within the Utility’s service territory through the Utility’s portfolio transformation strategy, including three resources identified in the Summer 2009 Request for Proposal that are discussed below.

•	Entergy Louisiana’s Waterford 3 steam generators replacement project, which is discussed below.
•
System Energy’s planned approximate 178 MW uprate of the Grand Gulf nuclear plant.  On November 30, 2009, the MPSC issued a Certificate of Public Convenience and Necessity for implementation of the uprate.  A license amendment application was submitted to the NRC in September 2010.  After performing more detailed project design, engineering, analysis and major materials purchases, System Energy’s current estimate of the total capital investment to be made in the course of the implementation of the Grand Gulf uprate project is approximately $754 million, including SMEPA’s share.  The estimate includes spending on certain major equipment refurbishment and replacement that would have been required over the normal course of the plant’s life even if the uprate were not done.  The purpose of performing this major equipment refurbishment and replacement in connection with the uprate is to avoid additional plant outages and construction costs in the future while improving plant reliability.  The investment estimate may be revised in the future as System Energy evaluates the progress of the project, including the costs required to install instrumentation in the steam dryer in response to recent guidance from the NRC staff obtained during the review process for certain Requests for Additional Information (RAIs) issued by the NRC in December 2011.  The NRC’s review of the project is ongoing.  System Energy is responding to the recent RAIs and will seek to minimize potential cost effects or delay, if any, to the Grand Gulf uprate implementation schedule.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	Transmission upgrades and spending to support the Utility’s plan to join the MISO RTO by December 2013.
•	Spending to comply with current and anticipated North American Electric Reliability Corporation transmission planning requirements.
•
Entergy Wholesale Commodities investments associated with specific investments such as dry cask storage, nuclear license renewal, component replacement and identified repairs, spending in response to the Indian Point Safety Evaluation, NYPA value sharing, and wedgewire screens at Indian Point.

•
A minimal amount of environmental compliance spending, although Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis and the implementation of new environmental laws and regulations.

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

Summer 2009 Long-Term Request for Proposal

The 2012-2014 capital expenditure estimate includes the construction or purchase of three resources identified in the Summer 2009 Long-Term Request for Proposal:  a self-build option at Entergy Louisiana’s Ninemile site and agreements by two of the Utility operating companies to acquire the 620 MW Hot Spring Energy Facility and the 450 MW Hinds Energy Facility.

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.  The ALJ has established a schedule for the LPSC proceeding that includes February 27 - March 7, 2012, hearing dates.

Hot Spring Energy Facility Purchase Agreement

In April 2011, Entergy Arkansas announced that it signed an asset purchase agreement to acquire the Hot Spring Energy Facility, a 620 MW natural gas-fired combined-cycle turbine plant located in Hot Spring County, Arkansas, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $253 million.  Entergy Arkansas also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition, including plant upgrades, transaction costs, and contingencies, to be approximately $277 million.  A new transmission service request has been submitted to the ICT to determine if investments for

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

supplemental upgrades in the Entergy transmission system are needed to make energy from the Hot Spring Energy Facility deliverable to Entergy Arkansas for the period after Entergy Arkansas exits the System Agreement.  The initial results of the service request were received in January 2012 and indicate that available transfer capability does not exist with existing transmission facilities and that upgrades are required.  The studies do not provide a final and definitive indication of what those upgrades would be.  Entergy Arkansas has submitted transmission service requests for facilities studies which, when performed by the ICT, will provide more detailed estimates of the transmission upgrades and the associated costs required to obtain network service for the Hot Spring plant.  Accordingly there are still uncertainties that must be resolved.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC and the FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  In February 2012 the FERC issued an order approving the acquisition.  Closing is expected to occur in mid-2012.

In July 2011, Entergy Arkansas filed its application with the APSC requesting approval of the acquisition and full cost recovery.  In January 2012, Entergy Arkansas, the APSC General Staff, and the Arkansas Attorney General filed a Motion to Suspend the Procedural Schedule and Joint Stipulation and Settlement for consideration by the APSC.  Under the settlement, the parties agreed that the acquisition costs may be recovered through a capacity acquisition rider and agreed that the level of the return on equity reflected in the rider would be submitted to the APSC for resolution.  Because the transmission upgrade costs remain uncertain, the parties requested that the APSC suspend the procedural schedule and cancel the hearing scheduled for January 24, 2012, pending resolution of the transmission costs.  The APSC issued an order accepting the settlement as part of the record and directing Entergy Arkansas to file the transmission studies when available and directing the parties to propose a procedural schedule to address the results of those studies.

Hinds Energy Facility Purchase Agreement

In April 2011, Entergy Mississippi announced that it has signed an asset purchase agreement to acquire the Hinds Energy Facility, a 450 MW natural gas-fired combined-cycle turbine plant located in Jackson, Mississippi, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $206 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $246 million.  A new transmission service request has been submitted to determine if investments for supplemental upgrades in the Entergy transmission system are needed to make the Hinds Energy Facility deliverable to Entergy Mississippi for the period after Entergy Mississippi exits the System Agreement.  Facilities studies are ongoing to determine transmission upgrades costs associated with the plant, with results expected by early March 2012.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and the FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  In February 2012 the FERC issued an order approving the acquisition.  Closing is expected to occur in mid-2012.  In July 2011, Entergy Mississippi filed with the MPSC requesting approval of the acquisition and full cost recovery.  A hearing on the request for a certificate of public convenience and necessity is scheduled for February 28, 2012.  A hearing on Entergy Mississippi’s proposed cost recovery has not been scheduled.

Waterford 3 Steam Generator Replacement Project

Entergy Louisiana planned to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in the spring 2011.  Replacement of these components is common to pressurized water reactors throughout the nuclear industry.  In December 2010, Entergy Louisiana advised the LPSC that the replacement generators would not be completed and delivered by the manufacturer in time to install them during the spring 2011 refueling outage.  During the final steps in the manufacturing process, the manufacturer discovered separation of stainless steel cladding from the carbon steel base metal in the channel head of both

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

replacement steam generators (RSGs), in areas beneath and adjacent to the divider plate.  As a result of this damage, the manufacturer was unable to meet the contractual delivery deadlines, and the RSGs were not installed in the spring 2011.  Entergy Louisiana worked with the manufacturer to fully develop and evaluate repair options, and expects the replacement steam generators to be delivered in time for the Fall 2012 refueling outage.  Extensive inspections of the existing steam generators at Waterford 3 in cooperation with the manufacturer were completed in April 2011.  The review of data obtained during these inspections supports the conclusion that Waterford 3 can operate safely for another full cycle before the replacement of the existing steam generators.  Entergy Louisiana has formally reported its findings to the NRC.  At this time, a requirement to perform a mid-cycle outage for further inspections in order to allow the plant to continue operation until its Fall 2012 refueling outage is not anticipated.  Entergy Louisiana currently expects the cost of the project, including carrying costs, to be approximately $687 million, assuming the replacement occurs during the Fall 2012 refueling outage.

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

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s current formula rate plan.  The next formula rate plan filing, for the 2011 test year, will be made in May 2012 and will include a separate identification of any operating and maintenance expense savings that are expected to occur once the Waterford 3 steam generator replacement project is complete.  Pursuant to the LPSC decision, from September 2012 through December 2012 earnings above an 11.05% return on common equity (based on the 2011 test year) would be accrued and used to offset the Waterford 3 replacement steam generator revenue requirement for the first twelve months that the unit is in rates.  If the project is not in service by January 1, 2013, earnings above a 10.25% return on common equity (based on the 2011 test year) for the period January 1, 2013 through the date that the project is placed in service will be accrued and used to offset the incremental revenue requirement for the first twelve months that the unit is in rates.  Upon the in-service date of the replacement steam generators, rates will increase, subject to refund following any prudence review, by the full revenue requirement associated with the replacement steam generators, less (i) the previously accrued excess earnings from September 2012 until the in-service date and (ii) any earnings above a 10.25% return on common equity (based on the 2011 test year) for the period following the in-service date, provided that the excess earnings accrued prior to the in-service date shall only offset the revenue requirement for the first year of operation of the replacement steam generators.  These rates are anticipated to remain in effect until Entergy Louisiana’s next full rate case is resolved.  Entergy Louisiana currently anticipates filing a full rate case by January 2013.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its January 2012 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since the second quarter 2010.  The prior quarterly dividend per share was $0.75.  Entergy paid $590 million in 2011, $604 million in 2010, and $577 million in 2009 in cash dividends on its common stock.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

In addition to the authority to fund grant exercises, in January 2007 the Board approved a program under which Entergy was authorized to repurchase up to $1.5 billion of its common stock.  In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions.  Entergy completed both the $1.5 billion and $500 million programs in the third quarter 2009.  In October 2009 the Board granted authority for an additional $750 million share repurchase program which was completed in the fourth quarter 2010.  In October 2010 the Board granted authority for an additional $500 million share repurchase program.  As of December 31, 2011, $350 million of authority remains under the $500 million share repurchase program.  The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•	internally generated funds;
•	cash on hand ($694 million as of December 31, 2011);
•	securities issuances;
•	bank financing under new or existing facilities; and
•	sales of assets.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future.

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred stock.  As of December 31, 2011, under provisions in their mortgage indentures, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $394.9 million and $68.5 million, respectively.  All debt and common and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their preferred equity and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements.  Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy (except securities with maturities longer than one year issued by Entergy Arkansas and Entergy New Orleans, which are subject to the jurisdiction of the APSC and the City Council, respectively).  No regulatory approvals are necessary for Entergy Corporation to issue securities.  The current FERC-authorized short-term borrowing limits are effective through October 31, 2013.  Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through July 2013.  Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2012.  Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2012.  In addition to borrowings from commercial banks, the FERC short-term borrowing orders authorize the Registrant Subsidiaries to continue as participants in the Entergy System money pool.  The money pool is an

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

intercompany borrowing arrangement designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC-authorized limits.  See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

In January 2012, Entergy Corporation issued $500 million of 4.70% senior notes due January 2017.  Entergy Corporation used the proceeds to repay borrowings under its $3.5 billion credit facility.

In January 2012, Entergy Louisiana issued $250 million of 1.875% Series first mortgage bonds due December 2014.  Entergy Louisiana used the proceeds to repay short-term borrowings under the Entergy System money pool.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011, the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the cancelled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04% and an expected maturity date of June 2021.  See Note 5 to the financial statements for additional discussion of the issuance of the investment recovery bonds.

Cash Flow Activity

As shown in Entergy’s Statements of Cash Flows, cash flows for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(In Millions)

Cash and cash equivalents at beginning of period	$1,295	$1,710	$1,920

Cash flow provided by (used in):
Operating activities	3,128	3,926	2,933
Investing activities	(3,447)	(2,574)	(2,094)
Financing activities	(282)	(1,767)	(1,048)
Effect of exchange rates on cash and cash equivalents	-	-	(1)
Net decrease in cash and cash equivalents	(601)	(415)	(210)

Cash and cash equivalents at end of period	$694	$1,295	$1,710

Operating Cash Flow Activity

2011 Compared to 2010

Entergy's cash flow provided by operating activities decreased by $797 million in 2011 compared to 2010 primarily due to the receipt in July 2010 of $703 million from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financings for Hurricane Gustav and Hurricane Ike.  The Act 55 storm cost financings are discussed in Note 2 to the financial statements.  The decrease in Entergy Wholesale Commodities net revenue that is discussed above also contributed to the decrease in operating cash flow.

2010 Compared to 2009

Entergy’s cash flow provided by operating activities increased $993 million in 2010 compared to 2009 primarily due to the receipt in July 2010 of $703 million from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financings, as noted in the preceding paragraph.  In addition, the absence of the Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending that occurred in 2009 also contributed to the increase.  These factors were partially offset by an increase of $323 million in pension contributions at Utility and Entergy Wholesale Commodities and a decrease in net revenue at Entergy Wholesale Commodities.  See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and also Note 11 to the financial statements for further discussion of pension funding.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

2011 Compared to 2010

Net cash used in investing activities increased $873 million in 2011 compared to 2010 primarily due to the following activity:

•
the purchase of the Acadia Power Plant by Entergy Louisiana for approximately $300 million in April 2011, the purchase of the Rhode Island State Energy Center for approximately $346 million by an Entergy Wholesale Commodities subsidiary in December 2011, and the sale of an Entergy Wholesale Commodities subsidiary’s ownership interest in the Harrison County Power Project for proceeds of $219 million in 2010.  These transactions are described in more detail in Note 15 to the financial statements;

•
an increase in nuclear fuel purchases because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
a slight increase in construction expenditures, including spending resulting from April 2011 storms that caused damage to transmission and distribution lines, equipment, poles, and other facilities, primarily in Arkansas.  The capital cost of repairing that damage was approximately $55 million.  Entergy’s construction spending plans for 2012 through 2014 are discussed in “Management’s Financial Discussion and Analysis - Capital Expenditure Plans and Other Uses of Capital.”

These increases were offset by the investment in 2010 of a total of $290 million in Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm reserve escrow accounts as a result of their Act 55 storm cost financings, which are discussed in Note 2 to the financial statements.

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

•
an increase in construction expenditures, primarily in the Entergy Wholesale Commodities business, as decreases for the Utility resulting from Hurricane Gustav, Hurricane Ike, and Arkansas ice storm restoration spending in 2009 were offset by spending on various projects; and

•
the sale of an Entergy Wholesale Commodities subsidiary’s ownership interest in the Harrison County Power Project for proceeds of $219 million in 2010.  The sale is described in more detail in Note 15 to the financial statements.

Financing Activities

2011 Compared to 2010

Net cash used in financing activities decreased $1,485 million in 2011 compared to 2010 primarily because long-term debt activity provided approximately $554 million of cash in 2011 and used approximately $307 million of cash in 2010.  The most significant long-term debt activity in 2011 included the issuance of $207 million of securitization bonds by a subsidiary of Entergy Louisiana, the issuance of $200 million of first mortgage bonds by Entergy

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Louisiana, and Entergy Corporation increasing the borrowings outstanding on its 5-year credit facility by $288 million.  For the details of Entergy’s long-term debt outstanding on December 31, 2011 and 2010 see Note 5 to the financial statements herein.  In addition to the long-term debt activity, Entergy Corporation repurchased $236 million of its common stock in 2011 and repurchased $879 million of its common stock in 2010.  Entergy’s stock repurchases are discussed further in the “Capital Expenditure Plans and Other Uses of Capital - Dividends and Stock Repurchases” section above.

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
- Current retail electric base rates implemented based on Entergy Gulf States Louisiana's 2010 test year formula rate plan filing approved by the LPSC.
- Current retail gas base rates reflect the rate stabilization plan filing for the 2010 test year ended September 2010.

Entergy Louisiana	9.45%- 11.05%	- Current retail base rates based on Entergy Louisiana's 2010 test year formula rate plan filing approved by the LPSC.

Entergy Mississippi	10.54%- 12.72%	- Current retail base rates reflect Entergy Mississippi's latest formula rate plan filing, based on the 2010 test year, and a stipulation approved by the MPSC.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Company	Authorized Return on Common Equity
Entergy New Orleans	10.7% - 11.5% Electric; 10.25% - 11.25% Gas	- Current retail base rates reflect Entergy New Orleans's 2010 test year formula rate plan filing and a settlement approved by the City Council.

Entergy Texas	10.125%	- Current retail base rates reflect Entergy Texas's 2009 base rate case filing and a settlement approved by the PUCT.

Federal Regulation

Independent Coordinator of Transmission

In 2000, the FERC issued an order encouraging utilities to voluntarily place their transmission facilities under the control of independent RTOs (regional transmission organizations).  Delays in implementing the FERC RTO order occurred due to a variety of reasons, including the fact that utility companies, other stakeholders, and federal and state regulators have had to work to resolve various issues related to the establishment of such RTOs.  In November 2006, the Utility operating companies installed the Southwest Power Pool (SPP), a regional transmission organization, as their Independent Coordinator of Transmission (ICT).  The installation does not transfer control of Entergy’s transmission system to the ICT, but rather vests with the ICT responsibility for:

•	granting or denying transmission service on the Utility operating companies’ transmission system.
•
administering the Utility operating companies’ OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the Utility operating companies’ obligation to post transmission-related information.

•
developing a base plan for the Utility operating companies’ transmission system that will result in the ICT making the determination on whether costs of transmission upgrades should be rolled into the Utility operating companies’ transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed.  This should result in a transmission pricing structure that ensures that the Utility operating companies’ retail native load customers are required to pay for only those upgrades necessary to reliably and economically serve their needs.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

The Entergy Regional State Committee (E-RSC), which is comprised of representatives from all of the Utility operating companies' retail regulators, has been formed to consider several of these issues related to Entergy's transmission system.  Among other things, the E-RSC in concert with the FERC conducted a cost/benefit analysis comparing the ICT arrangement to other transmission proposals, including participation in a regional transmission organization.

In September 2010, as modified in October 2010, the Utility operating companies filed a request for a two-year interim extension, with certain modifications, of the ICT arrangement, which was scheduled to expire on November 17, 2010.  In November 2010 the FERC issued an order accepting the Utility operating companies’ proposal to extend the ICT arrangement with SPP by an additional term of two years, providing time for analysis of longer term structures.  In addition, in December 2010 the FERC issued an order that granted the E-RSC additional authority over transmission upgrades and cost allocation.

System Agreement

The FERC regulates wholesale rates (including Entergy Utility intrasystem energy allocations pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.  The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  Certain of the Utility operating companies’ retail regulators and other parties are pursuing litigation involving the System Agreement at the FERC.  The proceedings include challenges to the allocation of costs as defined by the System Agreement and allegations of imprudence by the Utility operating companies in their execution of their obligations under the System Agreement.  See Note 2 to the financial statements for discussions of this litigation.

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

In October 2007 the MPSC issued a letter confirming its belief that Entergy Mississippi should exit the System Agreement in light of the recent developments involving the System Agreement.  In November 2007, Entergy Mississippi provided its written notice to terminate its participation in the System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

On February 2, 2009, Entergy Arkansas and Entergy Mississippi filed with the FERC their notices of cancellation to terminate their participation in the Entergy System Agreement, effective December 18, 2013 and November 7, 2015, respectively.  While the FERC had indicated previously that the notices should be filed 18 months prior to Entergy Arkansas’s termination (approximately mid-2012), the filing explains that resolving this issue now, rather than later, is important to ensure that informed long-term resource planning decisions can be made during the years leading up to Entergy Arkansas’s withdrawal and that all of the Utility operating companies are properly positioned to continue to operate reliably following Entergy Arkansas’s and, eventually, Entergy Mississippi’s, departure from the System Agreement.

In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96 month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal.  In February 2011 the FERC denied the LPSC’s and the City Council’s rehearing requests.  The LPSC has appealed the FERC’s decision to the U.S. Court of Appeals for the District of Columbia and oral argument was held January 13, 2012.

Arkansas Public Service Commission System Agreement Investigation

The APSC had previously commenced an investigation, in 2004, into whether Entergy Arkansas’s continued participation in the System Agreement is in the best interests of its customers.  In February 2010 the APSC issued a show cause order opening an investigation regarding the prudence of Entergy Arkansas’s entering a successor pooling agreement with the other Entergy Utility operating companies, as opposed to becoming a standalone entity upon exit from the System Agreement in December 2013, and whether Entergy Arkansas, as a standalone utility, should join the SPP RTO.  The APSC subsequently added evaluation of Entergy Arkansas joining the Midwest Independent Transmission System Operator (MISO) RTO on a standalone basis as an alternative to be considered.  In August 2010, the APSC directed Entergy Arkansas and all parties to compare five strategic options at the same time as follows: (1) Entergy Arkansas Self-Provide; (2) Entergy Arkansas with 3rd party coordination agreements; (3) Successor Arrangements; (4) Entergy Arkansas as a standalone member of SPP RTO; and (5) Entergy Arkansas as a standalone member of the MISO RTO.

LPSC and City Council Action Related to the Entergy Arkansas and Entergy Mississippi Notices of Termination

In light of the notices of Entergy Arkansas and Entergy Mississippi to terminate participation in the current System Agreement, in January 2008 the LPSC unanimously voted to direct the LPSC Staff to begin evaluating the potential for a successor arrangement.  The New Orleans City Council opened a docket to gather information on progress towards a successor arrangement.  The LPSC subsequently passed a resolution stating that it cannot evaluate successor arrangements without having certainty about System Agreement exit obligations.

Entergy’s Proposal to Join the MISO RTO

On April 25, 2011, Entergy announced that each of the Utility operating companies propose joining the MISO RTO, which is expected to provide long-term benefits for the customers of each of the Utility operating companies.  MISO is a regional transmission organization that operates in 12 U.S. states (Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, North Dakota, Ohio, South Dakota, and Wisconsin) and also in Canada.  The Utility operating companies provided analysis in May 2011 to their retail regulators supporting this decision.  The APSC received additional information from Entergy, MISO, and other parties and held an evidentiary hearing in September 2011.  The APSC issued an order in the proceeding in October 2011 finding that it is prudent for Entergy Arkansas to join an RTO but deferred a decision on Entergy Arkansas’s plan to join the MISO RTO until Entergy Arkansas files an application to transfer control of its transmission assets to the MISO RTO.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy’s May 2011 filings estimate that the transition and implementation costs of joining the MISO RTO could be up to $105 million if all of the Utility operating companies join the MISO RTO, most of which will be spent in late 2012 and 2013.  Maintaining the viability of the alternatives of Entergy Arkansas joining the MISO RTO alone or standing alone within an ICT arrangement is expected to result in an additional cost of approximately $35 million, for a total estimated cost of up to $140 million.  This amount could increase with extended litigation in various regulatory proceedings.  It is expected that costs will be incurred to obtain regulatory approvals, to revise or implement commercial and legal agreements, to integrate transmission and generation facilities, to develop back-office accounting and settlement systems, and to build out communications infrastructure.

In the fourth quarter 2011, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans filed applications with their local regulators concerning their proposal to join the MISO RTO and transfer control of each company’s transmission assets to the MISO RTO.  Entergy Texas expects to submit its filing in 2012.  The applications to join the MISO RTO seek a finding that membership in the MISO RTO is in the public interest.  Becoming a member of the MISO RTO will not affect the ownership by the Utility operating companies of their generation and transmission facilities or the responsibility for maintaining those facilities.  Once the Utility operating companies are fully integrated as members, however, the MISO RTO will assume control of transmission planning and congestion management and, through its Day 2 market, the commitment and dispatch of generation that is bid into the MISO RTO’s markets.  The APSC, the LPSC, and the MPSC have established procedural schedules with hearings scheduled in May/June 2012.  The FERC filings related to integrating the Utility operating companies into the MISO RTO are planned for late 2012 or early 2013.  The target implementation date for joining the MISO RTO is December 2013.

Entergy believes that the decision to join the MISO RTO should be evaluated separately from and independent of the decision regarding the ownership of Entergy’s transmission system, and Entergy plans to pursue the MISO RTO proposal and the planned spin-off and merger of the transmission business on parallel regulatory paths.  In December 2011, however, the LPSC ALJ in the MISO RTO proceeding ordered Entergy Gulf States Louisiana and Entergy Louisiana to file testimony regarding the impact of the proposed spin-off and merger of Entergy’s transmission business on the application to join the MISO RTO.  Entergy Gulf States Louisiana and Entergy Louisiana complied with this order, but also filed a notice of objection and reservation of rights in response to the order, stating that the testimony, as well as related discovery and other proceedings, are not relevant to the decision to join the MISO RTO.  In the APSC proceeding regarding the MISO RTO proposal, in February 2012 the APSC ordered the parties to consider to what extent, if any, the proposed spin-off and merger of Entergy’s transmission business might affect Entergy Arkansas’s membership in an RTO or otherwise affect the proceeding.  The next round of testimony in the APSC proceeding is scheduled for March 2012.

In June 2011, MISO filed with the FERC a request for a transitional waiver of provisions of its open access transmission, energy, and operating reserve markets tariff regarding allocation of transmission network upgrade costs, in order to establish a transition for the integration of the Utility operating companies.  Several parties intervened in the proceeding, including Entergy, the APSC, the LPSC, and the City Council, and some of the parties also filed comments or protests.  In September 2011 the FERC issued an order denying on procedural grounds MISO’s request, further advising MISO that submitting modified tariff sheets is the appropriate method for implementing the transition that MISO seeks for the Utility operating companies.  The FERC did not address the merits of any transition arrangements that may be appropriate to integrate the Utility operating companies into the MISO RTO.  MISO worked with its stakeholders to prepare the appropriate changes to its tariff and filed the proposed tariff changes with the FERC in November 2011.  Numerous entities filed interventions and protests to MISO’s filing.  On January 25, 2012, the FERC sent a letter to MISO requesting additional information relating to MISO’s proposed tariff changes.

Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation

Entergy has notified the SERC Reliability Corporation (SERC) of potential violations of certain North American Electric Reliability Corporation (NERC) reliability standards, including certain Critical Infrastructure Protection, Facilities Design, Connection and Maintenance, and System Protection and Control standards.  Entergy is working with the SERC to provide information concerning these potential violations.  In addition, FERC’s Division of Investigations is conducting an investigation of certain issues relating to the Utility operating companies compliance with certain Reliability Standards related to protective system maintenance, facility ratings and modeling, training, and communications.  The Energy Policy Act of 2005 provides authority to impose civil penalties for violations of the Federal Power Act and FERC regulations.

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

The Utility business has limited exposure to the effects of market risk because it operates primarily under cost-based rate regulation.  To the extent approved by their retail rate regulators, the Utility operating companies hedge the exposure to natural gas price volatility of their fuel and gas purchased for resale costs, which are recovered from customers.

Entergy’s commodity and financial instruments are exposed to credit risk.  Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract or agreement.  Entergy is also exposed to a potential demand on liquidity due to credit support requirements within its supply or sales agreements.

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward fixed price power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  The following is a summary as of December 31, 2011 of the amount of Entergy Wholesale Commodities’ nuclear power plants’ planned energy output that is sold forward under physical or financial contracts:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Energy
	2012	2013	2014	2015	2016

Percent of planned generation sold forward:
Unit-contingent	61%	38%	14%	12%	12%
Unit-contingent with guarantee of availability (1)	16%	19%	15%	13%	13%
Firm LD	24%	24%	10%	-%	-%
Offsetting positions	(13)%	-%	-%	-%	-%
Total energy sold forward	88%	81%	39%	25%	25%
Planned generation (TWh) (2) (3)	41	40	41	41	40
Average revenue under contract per MWh (4)	$49	$45-50	$49-54	$49-57	$50-59

Capacity
	2012	2013	2014	2015	2016

Percent of capacity sold forward:
Bundled capacity and energy contracts	18%	16%	16%	16%	16%
Capacity contracts	39%	26%	25%	11%	-%
Total capacity sold forward	57%	42%	41%	27%	16%
Planned net MW in operation (3)	4,998	4,998	4,998	4,998	4,998
Average revenue under contract per kW per month (applies to capacity contracts only)	$2.4	$3.2	$3.1	$2.9	$-
Blended Capacity and Energy Recap (based on revenues)
% of planned generation and capacity sold forward	90%	80%	43%	27%	26%
Average revenue under contract per MWh (4)	$51	$47	$51	$52	$52

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

(3)
Assumes NRC license renewal for plants whose current licenses expire within five years and the continued operation of all six plants.  NRC license renewal applications are in process for three units, as follows (with current license expirations in parentheses): Pilgrim (June 2012), Indian Point 2 (September 2013), and Indian Point 3 (December 2015).  For a discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

(4)
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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy estimates that a $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $48 million in 2012 and would have had a corresponding effect on pre-tax net income of $17 million in 2011.

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, NYPA and the subsidiaries that own the FitzPatrick and Indian Point 3 plants amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, the Entergy subsidiaries agreed to make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year’s output is due by January 15 of the following year.  Entergy will record the liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  In 2011, 2010, and 2009, Entergy Wholesale Commodities recorded a $72 million liability for generation during each of those years.  An amount equal to the liability was recorded each year to the plant asset account as contingent purchase price consideration for the plants.  This amount will be depreciated over the expected remaining useful life of the plants.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At December 31, 2011, based on power prices at that time, Entergy had liquidity exposure of $133 million under the guarantees in place supporting Entergy Wholesale Commodities transactions, $20 million of guarantees that support letters of credit, and $6 million of posted cash collateral to the ISOs.  As of December 31, 2011, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements would increase by $132 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2011, Entergy would have been required to provide approximately $44 million of additional cash or letters of credit under some of the agreements.

As of December 31, 2011, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2016 have public investment grade credit ratings.

Nuclear Matters

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near term (90-day) report in July 2011 that has made recommendations, which are currently being evaluated by the NRC.  It is anticipated that the NRC will issue certain orders and requests for information to nuclear plant licensees by the end of the first quarter 2012 that will begin to implement the task force’s recommendations.  These orders may require U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that could, among other things, result in increased costs and capital requirements associated with operating Entergy’s nuclear plants.

Critical Accounting Estimates

The preparation of Entergy’s financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

measurements that involve a high degree of uncertainty, and the potential for future changes in these assumptions and measurements could produce estimates that would have a material effect on the presentation of Entergy’s financial position, results of operations, or cash flows.

Nuclear Decommissioning Costs

Entergy subsidiaries own nuclear generation facilities in both its Utility and Entergy Wholesale Commodities business units.  Regulations require Entergy subsidiaries to decommission the nuclear power plants after each facility is taken out of service, and money is collected and deposited in trust funds during the facilities’ operating lives in order to provide for this obligation.  Entergy conducts periodic decommissioning cost studies to estimate the costs that will be incurred to decommission the facilities.  The following key assumptions have a significant effect on these estimates:

•
Cost Escalation Factors - Entergy’s current decommissioning cost studies include an assumption that decommissioning costs will escalate over present cost levels by annual factors ranging from approximately 2.5% to 3.5%.  A 50 basis point change in this assumption could change the ultimate cost of decommissioning a facility by as much as an approximate average of 20% to 25%.  To the extent that a high probability of license renewal is assumed, a change in the estimated inflation or cost escalation rate has a larger effect on the undiscounted cash flows because the rate of inflation is factored into the calculation for a longer period of time.

•
Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning.  First, the date of the plant’s retirement must be estimated.  A high probability that the plant’s license will be renewed and operate for some time beyond the original license term has currently been assumed for purposes of calculating the decommissioning liability for a number of Entergy’s nuclear units.  Second, an assumption must be made whether decommissioning will begin immediately upon plant retirement, or whether the plant will be held in SAFSTOR status for later decommissioning, as permitted by applicable regulations.  SAFSTOR is decommissioning a facility by placing it in a safe stable condition that is maintained until it is subsequently decontaminated and dismantled to levels that permit license termination, normally within 60 years from permanent cessation of operations.  While the effect of these assumptions cannot be determined with precision, a change of assumption of either the probability of license renewal or use of a SAFSTOR period can possibly change the present value of these obligations.  Future revisions to appropriately reflect changes needed to the estimate of decommissioning costs will affect net income, only to the extent that the estimate of any reduction in the liability exceeds the amount of the undepreciated asset retirement cost at the date of the revision, for unregulated portions of Entergy’s business.  Any increases in the liability recorded due to such changes are capitalized and depreciated over the asset’s remaining economic life.

•
Spent Fuel Disposal - Federal law requires the DOE to provide for the permanent storage of spent nuclear fuel, and legislation has been passed by Congress to develop a repository at Yucca Mountain, Nevada. However, funding for the Yucca Mountain repository was almost completely eliminated from the federal budget for the current and prior years, and hearings on the facility’s NRC license have been suspended indefinitely. The DOE has not yet begun accepting spent nuclear fuel and is in non-compliance with federal law.  The DOE continues to delay meeting its obligation and Entergy is continuing to pursue damages claims against the DOE for its failure to provide timely spent fuel storage.  Until a federal site is available, however, nuclear plant operators must provide for interim spent fuel storage on the nuclear plant site, which can require the construction and maintenance of dry cask storage sites or other facilities.  The costs of developing and maintaining these facilities can have a significant effect (as much as an average of 20% to 30% of estimated decommissioning costs).  Entergy’s decommissioning studies may include cost estimates for spent fuel storage.  However, these estimates could change in the future based on the timing of the opening of an appropriate facility designated by the federal government to receive spent nuclear fuel.

•
Technology and Regulation - Over the past several years, more practical experience with the actual decommissioning of facilities has been gained and that experience has been incorporated into Entergy’s current decommissioning cost estimates.  However, given the long duration of decommissioning projects, additional experience, including technological advancements in decommissioning, could occur and affect current cost estimates.  If regulations regarding nuclear decommissioning were to change, this could have a potentially significant effect on cost estimates.  The effect of these potential changes is not presently determinable.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

           In the fourth quarter 2011, Entergy Wholesale Commodities recorded a reduction of $34.1 million in its decommissioning cost liability for a plant as a result of a revised decommissioning cost study obtained to comply with a state regulatory requirement.  The revised cost study resulted in a change in the undiscounted cash flows and a credit to decommissioning expense of $34.1 million ($21 million net-of-tax) was recorded, reflecting the excess of the reduction in the liability over the amount of undepreciated assets.

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

Impairment of Long-lived Assets and Trust Fund Investments

Entergy has significant investments in long-lived assets in all of its segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment whenever there are indications that impairments may exist.  This evaluation involves a significant degree of estimation and uncertainty.  In the Utility business, portions of River Bend are not included in rate base, which could reduce the revenue that would otherwise be recovered for the applicable portions of its generation.  In the Entergy Wholesale Commodities business, Entergy’s investments in merchant nuclear generation assets are subject to impairment if adverse market conditions arise, if a unit ceases operation, or for certain units if their operating licenses are not renewed.  Entergy’s investments in merchant non-nuclear generation assets are subject to impairment if adverse market conditions arise or if a unit ceases operation.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

For additional discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

Effective January 1, 2009, Entergy adopted an accounting pronouncement providing guidance regarding recognition and presentation of other-than-temporary impairments related to investments in debt securities.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  For debt securities held as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized but for which assessment under the new guidance indicates this impairment is temporary, Entergy recorded an adjustment to its opening balance of retained earnings of $11.3 million ($6.4 million net-of-tax).  Entergy did not have any material other than temporary impairments relating to credit losses on debt securities in 2011, 2010, or 2009.  The assessment of whether an investment in an equity security has suffered an other than temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  As discussed in Note 1 to the financial statements, unrealized losses that are not considered temporarily impaired are recorded in earnings for Entergy Wholesale Commodities.  Entergy Wholesale Commodities recorded charges to other income of $0.1 million in 2011, $1 million in 2010, and $86 million in 2009 resulting from the recognition of impairments of certain securities held in its decommissioning trust funds that are not considered temporary.  Additional impairments could be recorded in 2012 to the extent that then current market conditions change the evaluation of recoverability of unrealized losses.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate for the Utility and Entergy Wholesale Commodities segments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Assumptions

Key actuarial assumptions utilized in determining these costs include:

•	Discount rates used in determining future benefit obligations;
•	Projected health care cost trend rates;
•	Expected long-term rate of return on plan assets;
•	Rate of increase in future compensation levels;
•	Retirement rates; and
•	Mortality rates.

Entergy reviews the first four assumptions listed above on an annual basis and adjusts them as necessary.  The falling interest rate environment and volatility in the financial equity markets have impacted Entergy’s funding and reported costs for these benefits.  In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

           The retirement and mortality rate assumptions are reviewed every three to five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2011 actuarial study reviewed plan experience from 2007 through 2010.  As a result of the 2011 actuarial study, changes were made to reflect the expectation that participants have longer life expectancies and different retirement patterns than previously assumed.  These changes are reflected in the December 31, 2011 financial disclosures and are a significant factor in the increase in 2012 pension and other postretirement costs compared to the 2011 costs.

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy’s projected stream of benefit payments.  Based on recent market trends, the discount rates used to calculate its qualified pension benefit obligation decreased from a range of 5.6% to 5.7% for its specific pension plans in 2010 to a range of 5.1% to 5.2% in 2011.  The discount rate used to calculate its other postretirement benefit obligation also decreased from 5.5% in 2010 to 5.1% in 2011.

Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  Based on this review, Entergy’s assumed health care cost trend rate assumption used in measuring the December 31, 2011 accumulated postretirement benefit obligation and 2012 postretirement cost was 7.75% for pre-65 retirees and 7.5% for post-65 retirees for 2012, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees.  Entergy’s health care cost trend rate assumption used in measuring the December 31, 2010 accumulated postretirement benefit obligation and 2011 postretirement cost was 8.5% for pre-65 retirees and 8.0% for post-65 retirees for 2011, gradually decreasing each successive year, until it reaches a 4.75% annual increase in health care costs in 2019 for pre-65 retirees and 4.75% in 2018 and beyond for post-65 retirees.

The assumed rate of increase in future compensation levels used to calculate 2011 and 2010 benefit obligations was 4.23%.

In determining its expected long-term rate of return on plan assets used in the calculation of benefit plan costs, Entergy reviews past performance, current and expected future asset allocations, and capital market assumptions of its investment consultant and investment managers.

Since 2003, Entergy has targeted an asset allocation for its qualified pension plan assets of roughly 65% equity securities and 35% fixed-income securities.  Entergy completed and adopted an optimization study in 2011 for the pension assets which recommended that the target asset allocation adjust dynamically over time, based on the funded status of the plan, from its current to its ultimate allocation of 45% equity, 55% fixed income.  The ultimate asset allocation is expected to be attained when the plan is 105% funded.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The current target allocations for Entergy’s non-taxable postretirement benefit assets are 55% equity securities and 45% fixed-income securities and, for its taxable other postretirement benefit assets, 35% equity securities and 65% fixed-income securities.  Entergy also completed and adopted an optimization study in 2011 for the postretirement benefit trust assets that recommends both the taxable and the non-taxable assets move to 65% equity securities and 35% fixed-income securities.  Entergy plans to adjust the postretirement asset allocation during 2012.

Entergy’s expected long term rate of return on qualified pension assets used to calculate 2011, 2010 and 2009 qualified pension costs was 8.5% and will be 8.5% for 2012.  Entergy’s expected long term rate of return on non-taxable other postretirement assets used to calculate other postretirement costs was 7.75% for 2011 and 2010, 8.5% for 2009 and will be 8.5% for 2012.  For Entergy’s taxable postretirement assets, the expected long term rate of return was 5.5% for 2011 and 2010, 6% for 2009 and will be 6.5% in 2012.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified pension projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$17,145	$188,246
Rate of return on plan assets	(0.25%)	$8,863	-
Rate of increase in compensation	0.25%	$7,503	$41,227

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$8,900	$52,730
Discount rate	(0.25%)	$6,622	$62,316

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Costs and Funding

In 2011, Entergy’s total qualified pension cost was $154 million.  Entergy anticipates 2012 qualified pension cost to be $264 million.  Pension funding was approximately $400 million for 2011.  Entergy’s contributions to the pension trust are currently estimated to be approximately $163 million in 2012, although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.  Entergy’s preliminary estimates of 2012 funding requirements indicate that the contributions will not exceed historical levels of pension contributions.

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

Total postretirement health care and life insurance benefit costs for Entergy in 2011 were $114.7 million, including $33 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy expects 2012 postretirement health care and life insurance benefit costs to be $138.4 million.  This includes a projected $31.2 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy contributed $76.1 million to its postretirement plans in 2011.  Entergy’s current estimate of contributions to its other postretirement plans is approximately $80.4 million in 2012.

Federal Healthcare Legislation

The Patient Protection and Affordable Care Act (PPACA) became federal law on March 23, 2010, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 became federal law and amended certain provisions of the PPACA.  These new federal laws change the law governing employer-sponsored group health plans, like Entergy's plans, and include, among other things, the following significant provisions:

•	A 40% excise tax on per capita medical benefit costs that exceed certain thresholds;
•	Change in coverage limits for dependents; and
•	Elimination of lifetime caps.

The total impact of PPACA is not yet determinable because technical guidance regarding application must still be issued.  Additionally, ongoing litigation and discussions are in progress regarding the constitutionality of and the potential repeal of health care reform, although whether that occurs and what parts of health care reform would be invalidated or repealed is not yet known.  Entergy will continue to monitor these developments to determine the possible impact on Entergy as a result of PPACA.  Entergy is participating in the programs currently provided for under PPACA, such as the early retiree reinsurance program, which has provided for some limited reimbursements of certain claims for early retirees aged 55 to 64 who are not yet eligible for Medicare.

One provision of the new law that is effective in 2013 eliminates the federal income tax deduction for prescription drug expenses of Medicare beneficiaries for which the plan sponsor also receives the retiree drug subsidy under Part D.  Entergy receives subsidy payments under the Medicare Part D plan and therefore in the first quarter 2010 recorded a reduction to the deferred tax asset related to the unfunded other postretirement benefit obligation.  The offset was recorded in 2010 as a $16 million charge to income tax expense or, for the Utility, including each Registrant Subsidiary, as a regulatory asset.

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

Litigation

Entergy is regularly named as a defendant in a number of lawsuits involving employment, customers, and injuries and damages issues, among other matters.  Entergy periodically reviews the cases in which it has been named as defendant and assesses the likelihood of loss in each case as probable, reasonably estimable, or remote and records reserves for cases which have a probable likelihood of loss and can be estimated.  Given the environment in which Entergy operates, and the unpredictable nature of many of the cases in which Entergy is named as a defendant, the ultimate outcome of the litigation to which Entergy is exposed has the potential to materially affect the results of operations of Entergy or Registrant Subsidiaries.

Uncertain Tax Positions

Entergy’s operations, including acquisitions and divestitures, require Entergy to evaluate risks such as the potential tax effects of a transaction, or warranties made in connection with such a transaction.  Entergy believes that it has adequately assessed and provided for these types of risks, where applicable.  Any provisions recorded for these types of issues, however, could be significantly affected by events such as claims made by third parties under warranties, additional transactions contemplated by Entergy, or completion of reviews of the tax treatment of certain transactions or issues by taxing authorities.

New Accounting Pronouncements

The accounting standard-setting process, including projects between the FASB and the International Accounting Standards Board (IASB) to converge U.S. GAAP and International Financial Reporting Standards, is ongoing and the FASB and the IASB are each currently working on several projects that have not yet resulted in final pronouncements.  Final pronouncements that result from these projects could have a material effect on Entergy’s future net income, financial position, or cash flows.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

ENTERGY CORPORATION AND SUBSIDIARIES
REPORT OF MANAGEMENT

Management of Entergy Corporation and its subsidiaries has prepared and is responsible for the financial statements and related financial information included in this document.  To meet this responsibility, management establishes and maintains a system of internal controls over financial reporting designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles.  This system includes communication through written policies and procedures, an employee Code of Entegrity, and an organizational structure that provides for appropriate division of responsibility and training of personnel.  This system is also tested by a comprehensive internal audit program.

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

Entergy Corporation and the Registrant Subsidiaries’ independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy’s internal control over financial reporting as of December 31, 2011, which is included herein on pages 400 through 407.

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

Based on management’s assessment of internal controls using the COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2011.  Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.
J. WAYNE LEONARD Chairman of the Board and Chief Executive Officer of Entergy Corporation	LEO P. DENAULT Executive Vice President and Chief Financial Officer of Entergy Corporation
HUGH T. MCDONALD Chairman of the Board, President, and Chief Executive Officer of Entergy Arkansas, Inc.	WILLIAM M. MOHL Chairman of the Board, President, and Chief Executive Officer of Entergy Gulf States Louisiana, L.L.C. and Entergy Louisiana, LLC
HALEY R. FISACKERLY Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, Inc.	CHARLES L. RICE, JR. Chairman of the Board, President and Chief Executive Officer of Entergy New Orleans, Inc.
JOSEPH F. DOMINO Chairman of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.	JOHN T. HERRON Chairman, President, and Chief Executive Officer of System Energy Resources, Inc.

THEODORE H. BUNTING, JR.
Senior Vice President and Chief Accounting Officer (and acting principal financial officer) of Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and Entergy Texas, Inc.
WANDA C. CURRY Vice President and Chief Financial Officer of System Energy Resources, Inc.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2011	2010	2009	2008	2007
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$11,229,073	$11,487,577	$10,745,650	$13,093,756	$11,484,398
Income from continuing operations	$1,367,372	$1,270,305	$1,251,050	$1,240,535	$1,159,954
Earnings per share from continuing operations:
Basic	$7.59	$6.72	$6.39	$6.39	$5.77
Diluted	$7.55	$6.66	$6.30	$6.20	$5.60
Dividends declared per share	$3.32	$3.24	$3.00	$3.00	$2.58
Return on common equity	15.43%	14.61%	14.85%	15.42%	14.13%
Book value per share, year-end	$52.16	$47.53	$45.54	$42.07	$40.71
Total assets	$40,701,699	$38,685,276	$37,561,953	$36,616,818	$33,643,002
Long-term obligations (1)	$10,268,645	$11,575,973	$11,277,314	$11,734,411	$10,165,735

(1) Includes long-term debt (excluding currently maturing debt), noncurrent capital lease obligations, and subsidiary preferred stock without sinking fund that is not presented as equity on the balance sheet.

	2011	2010	2009	2008	2007
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$3,369	$3,375	$2,999	$3,610	$3,228
Commercial	2,333	2,317	2,184	2,735	2,413
Industrial	2,307	2,207	1,997	2,933	2,545
Governmental	205	212	204	248	221
Total retail	8,214	8,111	7,384	9,526	8,407
Sales for resale	216	389	206	325	393
Other	244	241	290	222	246
Total	$8,674	$8,741	$7,880	$10,073	$9,046
Utility Billed Electric Energy Sales (GWh):
Residential	36,684	37,465	33,626	33,047	33,281
Commercial	28,720	28,831	27,476	27,340	27,408
Industrial	40,810	38,751	35,638	37,843	38,985
Governmental	2,474	2,463	2,408	2,379	2,339
Total retail	108,688	107,510	99,148	100,609	102,013
Sales for resale	4,111	4,372	4,862	5,401	6,145
Total	112,799	111,882	104,010	106,010	108,158

Competitive Businesses:
Operating Revenues	$2,390	$2,549	$2,693	$2,779	$2,232
Billed Electric Energy Sales (GWh)	43,520	42,682	43,969	44,747	40,916

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of changes in equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$8,673,517	$8,740,637	$7,880,016
Natural gas	165,819	197,658	172,213
Competitive businesses	2,389,737	2,549,282	2,693,421
TOTAL	11,229,073	11,487,577	10,745,650

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	2,492,714	2,518,582	2,309,831
Purchased power	1,564,967	1,659,416	1,395,203
Nuclear refueling outage expenses	255,618	256,123	241,310
Other operation and maintenance	2,867,758	2,969,402	2,750,810
Decommissioning	190,595	211,736	199,063
Taxes other than income taxes	536,026	534,299	503,859
Depreciation and amortization	1,102,202	1,069,894	1,082,775
Other regulatory charges (credits) - net	205,959	44,921	(21,727)
TOTAL	9,215,839	9,264,373	8,461,124

Gain on sale of business	-	44,173	-

OPERATING INCOME	2,013,234	2,267,377	2,284,526

OTHER INCOME
Allowance for equity funds used during construction	84,305	59,381	59,545
Interest and investment income	129,134	185,455	236,628
Other than temporary impairment losses	(140)	(1,378)	(86,069)
Miscellaneous - net	(59,271)	(48,124)	(40,396)
TOTAL	154,028	195,334	169,708

INTEREST EXPENSE
Interest expense	551,521	610,146	603,679
Allowance for borrowed funds used during construction	(37,894)	(34,979)	(33,235)
TOTAL	513,627	575,167	570,444

INCOME BEFORE INCOME TAXES	1,653,635	1,887,544	1,883,790

Income taxes	286,263	617,239	632,740

CONSOLIDATED NET INCOME	1,367,372	1,270,305	1,251,050

Preferred dividend requirements of subsidiaries	20,933	20,063	19,958

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$1,346,439	$1,250,242	$1,231,092

Earnings per average common share:
Basic	$7.59	$6.72	$6.39
Diluted	$7.55	$6.66	$6.30
Dividends declared per common share	$3.32	$3.24	$3.00

Basic average number of common shares outstanding	177,430,208	186,010,452	192,772,032
Diluted average number of common shares outstanding	178,370,695	187,814,235	195,838,068

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

Net Income	$1,367,372	$1,270,305	$1,251,050

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $34,411, ($7,088), and $333)	71,239	(11,685)	(2,887)
Pension and other postretirement liabilities
(net of tax benefit of $131,198, $14,387, and $34,415)	(223,090)	(8,527)	(35,707)
Net unrealized investment gains
(net of tax expense of $19,368, $51,130, and $102,845)	21,254	57,523	82,929
Foreign currency translation
(net of tax expense (benefit) of $192, ($182), and ($246))	357	(338)	(457)
Other comprehensive income (loss)	(130,240)	36,973	43,878

Comprehensive Income	1,237,132	1,307,278	1,294,928

Preferred dividend requirements of subsidiaries	20,933	20,063	19,958

Comprehensive Income Attributable to Entergy Corporation	$1,216,199	$1,287,215	$1,274,970

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,367,372	$1,270,305	$1,251,050
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,745,455	1,705,331	1,458,861
Deferred income taxes, investment tax credits, and non-current taxes accrued	(280,029)	718,987	864,684
Gain on sale of business	-	(44,173)	-
Changes in working capital:
Receivables	28,091	(99,640)	116,444
Fuel inventory	5,393	(10,665)	19,291
Accounts payable	(131,970)	216,635	(14,251)
Prepaid taxes and taxes accrued	580,042	(116,988)	(260,029)
Interest accrued	(34,172)	17,651	4,974
Deferred fuel	(55,686)	8,909	72,314
Other working capital accounts	41,875	(160,326)	(43,391)
Change in provisions for estimated losses	(11,086)	265,284	(12,030)
Change in other regulatory assets	(673,244)	339,408	(415,157)
Change in pension and other postretirement liabilities	962,461	(80,844)	71,789
Other	(415,685)	(103,793)	(181,391)
Net cash flow provided by operating activities	3,128,817	3,926,081	2,933,158

INVESTING ACTIVITIES
Construction/capital expenditures	(2,040,027)	(1,974,286)	(1,931,245)
Allowance for equity funds used during construction	86,252	59,381	59,545
Nuclear fuel purchases	(641,493)	(407,711)	(525,474)
Proceeds from sale/leaseback of nuclear fuel	-	-	284,997
Proceeds from sale of assets and businesses	6,531	228,171	39,554
Payments for purchases of plants	(646,137)	-	-
Insurance proceeds received for property damages	-	7,894	53,760
Changes in transition charge account	(7,260)	(29,945)	(1,036)
NYPA value sharing payment	(72,000)	(72,000)	(72,000)
Payments to storm reserve escrow account	(6,425)	(296,614)	(6,802)
Receipts from storm reserve escrow account	-	9,925	-
Decrease (increase) in other investments	(11,623)	24,956	100,956
Proceeds from nuclear decommissioning trust fund sales	1,360,346	2,606,383	2,570,523
Investment in nuclear decommissioning trust funds	(1,475,017)	(2,730,377)	(2,667,172)
Net cash flow used in investing activities	(3,446,853)	(2,574,223)	(2,094,394)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,990,881	3,870,694	2,003,469
Common stock and treasury stock	46,185	51,163	28,198
Retirement of long-term debt	(2,437,372)	(4,178,127)	(1,843,169)
Repurchase of common stock	(234,632)	(878,576)	(613,125)
Redemption of subsidiary common and preferred stock	(30,308)	-	(1,847)
Changes in credit borrowings - net	(6,501)	(8,512)	(25,000)
Dividends paid:
Common stock	(589,605)	(603,854)	(576,956)
Preferred stock	(20,933)	(20,063)	(19,958)
Net cash flow used in financing activities	(282,285)	(1,767,275)	(1,048,388)

Effect of exchange rates on cash and cash equivalents	287	338	(1,316)

Net decrease in cash and cash equivalents	(600,034)	(415,079)	(210,940)

Cash and cash equivalents at beginning of period	1,294,472	1,709,551	1,920,491

Cash and cash equivalents at end of period	$694,438	$1,294,472	$1,709,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$532,271	$534,004	$576,811
Income taxes	$(2,042)	$32,144	$43,057

Noncash financing activities:
Long-term debt retired (equity unit notes)	$-	$-	$(500,000)
Common stock issued in settlement of equity unit purchase contracts	$-	$-	$500,000

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$81,468	$76,290
Temporary cash investments	612,970	1,218,182
Total cash and cash equivalents	694,438	1,294,472
Securitization recovery trust account	50,304	43,044
Accounts receivable:
Customer	568,558	602,796
Allowance for doubtful accounts	(31,159)	(31,777)
Other	166,186	161,662
Accrued unbilled revenues	298,283	302,901
Total accounts receivable	1,001,868	1,035,582
Deferred fuel costs	209,776	64,659
Accumulated deferred income taxes	9,856	8,472
Fuel inventory - at average cost	202,132	207,520
Materials and supplies - at average cost	894,756	866,908
Deferred nuclear refueling outage costs	231,031	218,423
System agreement cost equalization	36,800	52,160
Prepaid taxes	-	301,807
Prepayments and other	291,742	246,036
TOTAL	3,622,703	4,339,083

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	44,876	40,697
Decommissioning trust funds	3,788,031	3,595,716
Non-utility property - at cost (less accumulated depreciation)	260,436	257,847
Other	416,423	405,946
TOTAL	4,509,766	4,300,206

PROPERTY, PLANT AND EQUIPMENT
Electric	39,385,524	37,153,061
Property under capital lease	809,449	800,078
Natural gas	343,550	330,608
Construction work in progress	1,779,723	1,661,560
Nuclear fuel	1,546,167	1,377,962
TOTAL PROPERTY, PLANT AND EQUIPMENT	43,864,413	41,323,269
Less - accumulated depreciation and amortization	18,255,128	17,474,914
PROPERTY, PLANT AND EQUIPMENT - NET	25,609,285	23,848,355

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	799,006	845,725
Other regulatory assets (includes securitization property of
$1,009,103 as of December 31, 2011 and $882,346 as of
December 31, 2010)	4,636,871	3,838,237
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	19,003	54,523
Other	955,691	909,773
TOTAL	6,959,945	6,197,632

TOTAL ASSETS	$40,701,699	$38,685,276

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$2,192,733	$299,548
Notes payable	108,331	154,135
Accounts payable	1,069,096	1,181,099
Customer deposits	351,741	335,058
Taxes accrued	278,235	-
Accumulated deferred income taxes	99,929	49,307
Interest accrued	183,512	217,685
Deferred fuel costs	255,839	166,409
Obligations under capital leases	3,631	3,388
Pension and other postretirement liabilities	44,031	39,862
System agreement cost equalization	80,090	52,160
Other	283,531	277,598
TOTAL	4,950,699	2,776,249

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,096,452	8,573,646
Accumulated deferred investment tax credits	284,747	292,330
Obligations under capital leases	38,421	42,078
Other regulatory liabilities	728,193	539,026
Decommissioning and asset retirement cost liabilities	3,296,570	3,148,479
Accumulated provisions	385,512	395,250
Pension and other postretirement liabilities	3,133,657	2,175,364
Long-term debt (includes securitization bonds of $1,070,556 as of
December 31, 2011 and $931,131 as of December 31, 2010)	10,043,713	11,317,157
Other	501,954	618,559
TOTAL	26,509,219	27,101,889

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	186,511	216,738

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2011 and in 2010	2,548	2,548
Paid-in capital	5,360,682	5,367,474
Retained earnings	9,446,960	8,689,401
Accumulated other comprehensive loss	(168,452)	(38,212)
Less - treasury stock, at cost (78,396,988 shares in 2011 and
76,006,920 shares in 2010)	5,680,468	5,524,811
Total common shareholders' equity	8,961,270	8,496,400
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	9,055,270	8,590,400

TOTAL LIABILITIES AND EQUITY	$40,701,699	$38,685,276

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2011, 2010, and 2009

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2008	$94,000	$2,482	$(4,175,214)	$4,869,303	$7,382,719	$(112,698)	$8,060,592

Consolidated net income (a)	19,958	-	-	-	1,231,092	-	1,251,050
Other comprehensive income	-	-	-	-	-	43,878	43,878
Common stock repurchases	-	-	(613,125)	-	-	-	(613,125)
Common stock issuances in settlement of equity unit purchase contracts	-	66	-	499,934	-	-	500,000
Common stock issuances related to stock plans	-	-	61,172	805	-	-	61,977
Common stock dividends declared	-	-	-	-	(576,913)	-	(576,913)
Preferred dividend requirements of subsidiaries (a)	(19,958)	-	-	-	-	-	(19,958)
Capital stock and other expenses	-	-	-	-	(141)	-	(141)
Adjustment for implementation of new accounting pronouncement	-	-	-	-	6,365	(6,365)	-

Balance at December 31, 2009	$94,000	$2,548	$(4,727,167)	$5,370,042	$8,043,122	$(75,185)	$8,707,360

Consolidated net income (a)	20,063	-	-	-	1,250,242	-	1,270,305
Other comprehensive income	-	-	-	-	-	36,973	36,973
Common stock repurchases	-	-	(878,576)	-	-	-	(878,576)
Common stock issuances related to stock plans	-	-	80,932	(2,568)	-	-	78,364
Common stock dividends declared	-	-	-	-	(603,963)	-	(603,963)
Preferred dividend requirements of subsidiaries (a)	(20,063)	-	-	-	-	-	(20,063)

Balance at December 31, 2010	$94,000	$2,548	$(5,524,811)	$5,367,474	$8,689,401	$(38,212)	$8,590,400

Consolidated net income (a)	20,933	-	-	-	1,346,439	-	1,367,372
Other comprehensive loss	-	-	-	-	-	(130,240)	(130,240)
Common stock repurchases	-	-	(234,632)	-	-	-	(234,632)
Common stock issuances related to stock plans	-	-	78,975	(6,792)	-	-	72,183
Common stock dividends declared	-	-	-	-	(588,880)	-	(588,880)
Preferred dividend requirements of subsidiaries (a)	(20,933)	-	-	-	-	-	(20,933)

Balance at December 31, 2011	$94,000	$2,548	$(5,680,468)	$5,360,682	$9,446,960	$(168,452)	$9,055,270

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2011, 2010, and 2009 include $13.3 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The accompanying consolidated financial statements include the accounts of Entergy Corporation and its subsidiaries.  As required by generally accepted accounting principles in the United States of America, all intercompany transactions have been eliminated in the consolidated financial statements.  Entergy’s Registrant Subsidiaries (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy) also include their separate financial statements in this Form 10-K.  The Registrant Subsidiaries and many other Entergy subsidiaries maintain accounts in accordance with FERC and other regulatory guidelines.  Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or common shareholders’ (or members’) equity.

Use of Estimates in the Preparation of Financial Statements

In conformity with generally accepted accounting principles in the United States of America, the preparation of Entergy Corporation’s consolidated financial statements and the separate financial statements of the Registrant Subsidiaries requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used.

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

Entergy records revenue from sales under rates implemented subject to refund less estimated amounts accrued for probable refunds when Entergy believes it is probable that revenues will be refunded to customers based upon the status of the rate proceeding as of the date the financial statements are prepared.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2011 and 2010, is shown below:

2011	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$8,635	$5,441	$3,194	$-
Other	2,431	2,032	399	-
Transmission	3,344	3,309	35	-
Distribution	6,157	6,157	-	-
Other	1,716	1,463	250	3
Construction work in progress	1,780	1,420	359	1
Nuclear fuel	1,546	802	744	-
Property, plant, and equipment - net	$25,609	$20,624	$4,981	$4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$8,393	$5,378	$3,015	$-
Other	1,842	1,797	45	-
Transmission	2,986	2,956	30	-
Distribution	5,926	5,926	-	-
Other	1,661	1,411	248	2
Construction work in progress	1,662	1,300	361	1
Nuclear fuel	1,378	760	618	-
Property, plant, and equipment - net	$23,848	$19,528	$4,317	$3

Depreciation rates on average depreciable property for Entergy approximated 2.6% in 2011, 2.6% in 2010, and 2.7% in 2009.  Included in these rates are the depreciation rates on average depreciable utility property of 2.5% in 2011, 2.5% in 2010, and 2.7% 2009, and the depreciation rates on average depreciable non-utility property of 3.9% in 2011, 3.7% in 2010, and 3.8% in 2009.

Entergy amortizes nuclear fuel using a units-of-production method.  Nuclear fuel amortization is included in fuel expense in the income statements.

“Non-utility property - at cost (less accumulated depreciation)” for Entergy is reported net of accumulated depreciation of $214.3 million and $207.6 million as of December 31, 2011 and 2010, respectively.

Construction expenditures included in accounts payable at December 31, 2011 is $171 million.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2011 and 2010, is shown below:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,034	$1,458	$1,561	$-	$-	$-	$1,388
Other	398	286	679	350	(7)	325	-
Transmission	942	500	706	510	22	624	5
Distribution	1,700	856	1,304	1,009	298	990	-
Other	173	192	278	206	186	110	18
Construction work in progress	120	122	559	105	14	91	358
Nuclear fuel	273	206	165	-	-	-	158
Property, plant, and equipment - net	$4,640	$3,620	$5,252	$2,180	$513	$2,140	$1,927

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,029	$1,452	$1,489	$-	$-	$-	$1,408
Other	406	302	393	368	(2)	331	-
Transmission	837	456	597	469	22	569	6
Distribution	1,637	817	1,255	977	296	944	-
Other	197	192	289	207	180	116	20
Construction work in progress	114	119	521	147	12	80	211
Nuclear fuel	189	203	135	-	-	-	155
Property, plant, and equipment - net	$4,409	$3,541	$4,679	$2,168	$508	$2,040	$1,800

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

2011	2.6%	1.8%	2.5%	2.6%	3.0%	2.2%	2.8%
2010	2.9%	1.8%	2.4%	2.6%	3.1%	2.3%	2.9%
2009	3.3%	1.9%	2.5%	2.6%	3.0%	2.3%	2.9%

Non-utility property - at cost (less accumulated depreciation) for Entergy Gulf States Louisiana is reported net of accumulated depreciation of $136 million and $134 million as of December 31, 2011 and 2010, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $2.7 million and $2.5 million as of December 31, 2011 and 2010, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Texas is reported net of accumulated depreciation of $9.8 million and $9.5 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, construction expenditures included in accounts payable are $14.1 million for Entergy Arkansas, $13.7 million for Entergy Gulf States Louisiana, $27 million for Entergy Louisiana, $4.3 million for Entergy Mississippi, $3.6 million for Entergy New Orleans, $4.3 million for Entergy Texas, and $32.9 million for System Energy.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties.  The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2011, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Generating Stations		Fuel-Type	Total Megawatt Capability (1)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	836	31.50%	$128	$96
	Common Facilities	Coal		15.75%	$33	$24
White Bluff	Units 1 and 2	Coal	1,659	57.00%	$494	$337
Ouachita (2)	Common Facilities	Gas		66.67%	$171	$142
Entergy Gulf States Louisiana -
Roy S. Nelson	Unit 6	Coal	550	40.25%	$244	$172
Roy S. Nelson	Unit 6 Common Facilities	Coal		15.92%	$9	$3
Big Cajun 2	Unit 3	Coal	588	24.15%	$142	$97
Ouachita (2)	Common Facilities	Gas		33.33%	$87	$72
Entergy Louisiana -
Acadia	Common Facilities	Gas		50.00%	$12	$-
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,678	25.00%	$249	$137
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	550	29.75%	$178	$117
Roy S. Nelson	Unit 6 Common Facilities	Coal		11.77%	$6	$2
Big Cajun 2	Unit 3	Coal	588	17.85%	$107	$68
System Energy -
Grand Gulf	Unit 1	Nuclear	1,190	90.00%(3)	$3,929	$2,518

Entergy Wholesale Commodities:
Independence	Unit 2	Coal	842	14.37%	$68	$41
Independence	Common Facilities	Coal		7.18%	$16	$10
Roy S. Nelson	Unit 6	Coal	550	10.9%	$102	$53
Roy S. Nelson	Unit 6 Common Facilities	Coal		4.31%	$2	$1

(1)
“Total Megawatt Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2)
Ouachita Units 1 and 2 are owned 100% by Entergy Arkansas and Ouachita Unit 3 is owned 100% by Entergy Gulf States Louisiana.  The investment and accumulated depreciation numbers above are only for the common facilities and not for the generating units.

(3)	Includes an 11.5% leasehold interest held by System Energy. System Energy’s Grand Gulf lease obligations are discussed in Note 10 to the financial statements.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return.  Each tax-paying entity records income taxes as if it were a separate taxpayer and consolidating adjustments are allocated to the tax filing entities in accordance with Entergy’s intercompany income tax allocation agreement.  Deferred income taxes are recorded for all temporary differences between the book and tax basis of assets and liabilities, and for certain credits available for carryforward.

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

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculation included on the consolidated statements of income:

	For the Years Ended December 31,
	2011			2010			2009
		(In Millions, Except Per Share Data)
Basic earnings per average common share	Income	Shares	$/share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$1,346.4	177.4	$7.59	$1,250.2	186.0	$6.72	$1,231.1	192.8	$6.39
Average dilutive effect of:
Stock options	-	1.0	(0.04)	-	1.8	(0.06)	-	2.2	(0.07)
Equity units	-	-	-	-	-	-	3.2	0.8	(0.02)
Diluted earnings per average common share	$1,346.4	178.4	$7.55	$1,250.2	187.8	$6.66	$1,234.3	195.8	$6.30

The calculation of diluted earnings per share excluded 5,712,604 options outstanding at December 31, 2011, 5,380,262 options outstanding at December 31, 2010, and 4,368,614 options outstanding at December 31, 2009 that could potentially dilute basic earnings per share in the future.  Those options were not included in the calculation of diluted earnings per share because the exercise price of those options exceeded the average market price for the year.

See Note 7 to the financial statements for a discussion of the equity units.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Stock-based Compensation Plans

Entergy grants stock options to key employees of the Entergy subsidiaries, which is described more fully in Note 12 to the financial statements.  Entergy accounts for stock options using the fair value based method.  Awards under Entergy’s plans generally vest over three years.

Accounting for the Effects of Regulation

Entergy’s Utility operating companies and System Energy are rate-regulated enterprises whose rates meet three criteria specified in accounting standards.  The Utility operating companies and System Energy have rates that (i) are approved by a body (its regulator) empowered to set rates that bind customers; (ii) are cost-based; and (iii) can be charged to and collected from customers.  These criteria may also be applied to separable portions of a utility’s business, such as the generation or transmission functions, or to specific classes of customers.  Because the Utility operating companies and System Energy meet these criteria, each of them capitalizes costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue.  Such capitalized costs are reflected as regulatory assets in the accompanying financial statements.  When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity’s balance sheet.

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

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the portion of River Bend that is not rate-regulated, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  See Note 17 to the financial statements for details on the decommissioning trust funds and other than temporary impairments recorded in 2011, 2010, and 2009.

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

Derivative Financial Instruments and Commodity Derivatives

The accounting standards for derivative instruments and hedging activities require that all derivatives be recognized at fair value on the balance sheet, either as assets or liabilities, unless they meet various exceptions including the normal purchase, normal sales criteria.  The changes in the fair value of recognized derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.

Contracts for commodities that will be physically delivered in quantities expected to be used or sold in the ordinary course of business, including certain purchases and sales of power and fuel, meet the normal purchase, normal sales criteria and are not recognized on the balance sheet.  Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

For other contracts for commodities in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income.  To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged.  Gains or losses accumulated in other comprehensive income are reclassified to earnings in the periods when the underlying transactions actually occur.  The ineffective portions of all hedges are recognized in current-period earnings.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Three nuclear power plants in the Entergy Wholesale Commodities business segment (Pilgrim, Indian Point 2 and Indian Point 3) have applications pending for renewed NRC licenses.  Various parties have expressed opposition to renewal of the licenses.  Under federal law, nuclear power plants may continue to operate beyond their license expiration dates while their renewal applications are pending NRC approval.  If the NRC does not renew the operating license for any of these plants, the plant’s operating life could be shortened, reducing its projected net cash flows and impairing its value as an asset.

In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years.  The renewed operating license expires in March 2032.  In May 2011, the Vermont Department of Public Service and the New England Coalition petitioned the United States Court of Appeals for the D.C. Circuit seeking judicial review of the NRC’s issuance of the renewed operating license, alleging that the license had been issued without a valid and effective water quality certification under Section 401 of the Clean Water Act.  Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. intervened in the proceeding.  Motions by the parties for summary disposition were denied by the court, and oral argument is scheduled for May 2012.

Vermont Yankee also is operating under a Certificate of Public Good from the State of Vermont that expires in March 2012, but has an application pending before the Vermont Public Service Board (VPSB) for a new Certificate of Public Good for operation until March 2032.  As the United States district court noted in its decision discussed below (regarding Entergy’s challenge to certain conditions imposed by Vermont), title 3, section 814 of the Vermont Statutes provides that a license subject to an agency’s notice and hearing requirements does not expire until a final determination on an application for renewal has been made.

In April 2011, Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, the owner and operator respectively of Vermont Yankee, filed suit in the United States District Court for the District of Vermont.  The suit challenged certain conditions imposed by Vermont upon Vermont Yankee’s continued operation and storage of spent nuclear fuel, including the requirement to obtain not only a new Certificate of Public Good, but also approval by Vermont’s General Assembly.  In January 2012 the court entered judgment in Entergy’s favor and specifically:

•
Declared that Vermont’s laws requiring Vermont Yankee to cease operation in March 2012 and prohibiting the storage of spent nuclear fuel from operation after that date, absent approval by the General Assembly, were based on radiological safety concerns and are preempted by the Atomic Energy Act;

•	Permanently enjoined Vermont from enforcing these preempted requirements of the state’s laws; and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•
Permanently enjoined Vermont under the Commerce Clause of the United States Constitution from conditioning the issuance of a new Certificate of Public Good upon the existence of  a below wholesale market power sale agreement with Vermont utilities or Vermont Yankee’s selling power to Vermont utilities at rates below those available to wholesale customers in other states.

In February 2012 the Vermont defendants filed a notice of appeal of the decision to the United States Court of Appeals for the Second Circuit.

In January 2012, Entergy filed a motion requesting that the VPSB grant, based on the existing record in its proceeding, Vermont Yankee’s pending application for a new Certificate of Public Good.  The VPSB scheduled a status conference for March 9, 2012, and requested comments from the parties by March 2, 2012.  In a February 23, 2012 memorandum to the parties, the VPSB asked that the parties’ comments respond to certain questions relating to, among other issues, the VPSB’s authority to issue the Certificate of Public Good and Vermont Yankee’s authority to operate beyond March 21, 2012 and store spent fuel from such operations, despite the decision and order of the United States district court.

In light of these questions from the VPSB, Vermont Yankee filed a cross-appeal of the district court’s decision.  Vermont Yankee also filed two motions with the district court asking it (1) to issue an injunction prohibiting Vermont from taking any action to force Vermont Yankee to shut down during the appeal of the district court’s decision or during the Certificate of Public Good proceeding before the VPSB and any judicial appeal from that proceeding, and (2) to amend the district court’s final judgment to include certain additional provisions of Vermont law relating to Vermont Yankee’s operation and storage of spent nuclear fuel from operation after March 21, 2012, that were part of the statutes the court found to be preempted in its decision, but which were not specifically included in the final judgment.

Entergy Wholesale Commodities’ investments are subject to impairment if adverse market conditions arise, if a unit ceases operation, or for certain units if their authorizations to operate are not renewed.  Specifically regarding Vermont Yankee, if Entergy concludes that Vermont Yankee is unlikely to operate significantly beyond its original license expiration date in March 2012, it could result in an impairment of part or all of the carrying value of the plant.  In preparing its 2011 financial statements, Entergy evaluated whether the carrying value of Vermont Yankee was impaired as of December 31, 2011, before the outcome of the federal court lawsuit was known.  For purposes of that evaluation, Entergy considered a number of factors associated with the plant’s continued operation, including the status of the federal lawsuit, the status of the state regulatory issues as described above, the potential sale of the plant, and the application of federal laws regarding the continued operation of nuclear facilities.  Based on its evaluation of those factors, Entergy determined that the carrying value of Vermont Yankee was not impaired as of December 31, 2011.  As of December 31, 2011 the net carrying value of the plant, including nuclear fuel, is $465 million.

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

Presentation of Preferred Stock without Sinking Fund

Accounting standards regarding non-controlling interests and the classification and measurement of redeemable securities require the classification of preferred securities between liabilities and shareholders’ equity on the balance sheet if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  The Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans articles of incorporation provide, generally, that the holders of each company’s preferred securities may elect a majority of the respective company’s board of directors if dividends are not paid for a year, until such time as the dividends in arrears are paid.  Therefore, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans present their preferred securities outstanding between liabilities and shareholders’ equity on the balance sheet.  Entergy Gulf States Louisiana and Entergy Louisiana, both organized as limited liability companies, have outstanding preferred securities with similar protective rights with respect to unpaid dividends, but provide for the election of board members that would not constitute a majority of the board; and their preferred securities are therefore classified for all periods presented as a component of members’ equity.

The outstanding preferred securities of Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Asset Management (whose preferred holders also had protective rights until the securities were repurchased in December 2011), are similarly presented between liabilities and equity on Entergy’s consolidated balance sheets and the outstanding preferred securities of Entergy Gulf States Louisiana and Entergy Louisiana are presented within total equity in Entergy’s consolidated balance sheets.  The preferred dividends or distributions paid by all subsidiaries are reflected for all periods presented outside of consolidated net income.

New Accounting Pronouncements

The accounting standard-setting process, including projects between the FASB and the International Accounting Standards Board (IASB) to converge U.S. GAAP and International Financial Reporting Standards, is ongoing and the FASB and the IASB are each currently working on several projects that have not yet resulted in final pronouncements.  Final pronouncements that result from these projects could have a material effect on Entergy’s future net income, financial position, or cash flows.

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

In September 2011 the FASB issued ASU No. 2011-8, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment assessment.  ASU No. 2011-8 is effective for Entergy for the first quarter 2012.  The adoption of ASU No. 2011-8 will have no effect on Entergy’s results of operations, financial position, or cash flows.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets

Other Regulatory Assets

Regulatory assets represent probable future revenues associated with costs that are expected to be recovered from customers through the regulatory ratemaking process affecting the Utility business.  In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2011 and 2010:

Entergy

	2011	2010
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$395.9	$406.4
Deferred capacity (Note 2 – Retail Rate Proceedings – Filings with the LPSC)	-	15.8
Grand Gulf fuel - non-current and power management rider - recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	12.4	17.4
New nuclear generation development costs (Note 2)	56.8	-
Gas hedging costs - recovered through fuel rates	30.3	1.9
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	2,542.0	1,734.7
Postretirement benefits - recovered through 2012 (Note 11 – Other Postretirement Benefits) (b)	2.4	4.8
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	996.4	1,026.0
Removal costs - recovered through depreciation rates (Note 9) (b)	81.2	81.5
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	24.3	26.2
Sale-leaseback deferral (Note 10 – Sale and Leaseback Transactions – Grand Gulf Lease Obligations)	-	22.3
Spindletop gas storage facility - recovered through December 2032 (a)	31.0	32.6
Transition to competition costs - recovered over a 15-year period through February 2021	89.2	95.8
Little Gypsy cost proceeding – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	198.4	200.9
Incremental ice storm costs - recovered through 2032	10.5	11.1
Michoud plant maintenance – recovered over a 7-year period through September 2018	12.9	-
Unamortized loss on reacquired debt - recovered over term of debt	108.8	122.5
Other	44.4	38.3
Total	$4,636.9	$3,838.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas
	2011	2010
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$187.7	$167.3
Incremental ice storm costs - recovered through 2032	10.5	11.1
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	768.3	547.5
Grand Gulf fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	4.6	-
Postretirement benefits - recovered through 2012 (Note 11 – Other Postretirement Benefits) (b)	2.4	4.8
Provision for storm damages - recovered either through securitization or retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	114.7	118.5
Unamortized loss on reacquired debt - recovered over term of debt	34.7	38.0
Other	4.0	5.2
Entergy Arkansas Total	$1,126.9	$892.4

Entergy Gulf States Louisiana
	2011	2010
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$12.8	$17.8
Gas hedging costs - recovered through fuel rates	8.6	1.0
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	231.3	157.4
Provision for storm damages, including hurricane costs - recovered through retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	10.2	6.0
Deferred capacity (Note 2 – Retail Rate Proceedings – Filings with the LPSC)	-	14.0
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	24.3	26.2
Spindletop gas storage facility - recovered through December 2032 (a)	31.0	32.6
Unamortized loss on reacquired debt - recovered over term of debt	11.6	13.5
Other	4.1	2.4
Entergy Gulf States Louisiana Total	$333.9	$270.9

Entergy Louisiana
	2011	2010
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$125.8	$113.4
Gas hedging costs - recovered through fuel rates	12.4	0.4
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	427.9	309.1
Little Gypsy cost proceeding – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	198.4	200.9
Provision for storm damages, including hurricane costs - recovered through retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	9.7	1.0
Deferred capacity (Note 2 – Retail Rate Proceedings – Filings with the LPSC)	-	1.8
Unamortized loss on reacquired debt - recovered over term of debt	20.0	22.5
Other	20.3	13.6
Entergy Louisiana Total	$814.5	$662.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi
	2011	2010
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$5.3	$5.0
Gas hedging costs - recovered through fuel rates	7.8	-
Removal costs - recovered through depreciation rates (Note 9) (b)	48.5	46.1
Grand Gulf fuel - non-current and power management rider- recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	7.8	17.4
New nuclear generation development costs (Note 2)	56.8	-
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	221.1	160.0
Provision for storm damages - recovered through retail rates	30.7	8.7
Unamortized loss on reacquired debt - recovered over term of debt	10.7	11.5
Other	4.7	4.5
Entergy Mississippi Total	$393.4	$253.2

Entergy New Orleans
	2011	2010
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$3.4	$3.2
Removal costs - recovered through depreciation rates (Note 9) (b)	16.3	15.4
Gas hedging costs - recovered through fuel rates	1.5	0.5
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	127.6	95.3
Provision for storm damages, including hurricane costs - recovered through insurance proceeds and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	8.6	10.8
Unamortized loss on reacquired debt - recovered over term of debt	2.6	3.0
Michoud plant maintenance – recovered over a 7-year period through September 2018	12.9	-
Other	5.9	7.1
Entergy New Orleans Total	$178.8	$135.3

Entergy Texas
	2011	2010
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$1.3	$1.4
Removal costs - recovered through depreciation rates (Note 9) (b)	4.5	7.3
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	244.9	165.4
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	822.5	881.7
Transition to competition costs - recovered over a 15-year period through February 2021	89.2	95.8
Unamortized loss on reacquired debt - recovered over term of debt	10.8	12.7
Other	4.9	4.7
Entergy Texas Total	$1,178.1	$1,169.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy
	2011	2010
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$59.6	$98.3
Removal costs - recovered through depreciation rates (Note 9) (b)	11.8	12.2
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Other Postretirement Benefits) (b)	197.6	142.0
Sale-leaseback deferral (Note 10 – Sale and Leaseback Transactions – Grand Gulf Lease Obligations)	-	22.3
Unamortized loss on reacquired debt - recovered over term of debt	18.2	21.5
Other	0.6	0.4
System Energy Total	$287.8	$296.7

(a)
The jurisdictional split order assigned the regulatory asset to Entergy Texas.  The regulatory asset, however, is being recovered and amortized at Entergy Gulf States Louisiana.  As a result, a billing occurs monthly over the same term as the recovery and receipts will be submitted to Entergy Texas.  Entergy Texas has recorded a receivable from Entergy Gulf States Louisiana and Entergy Gulf States Louisiana has recorded a corresponding payable.

(b)	Does not earn a return on investment, but is offset by related liabilities.

Fuel and purchased power cost recovery

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2011 and 2010, that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

	2011	2010
	(In Millions)

Entergy Arkansas	$209.8	$61.5
Entergy Gulf States Louisiana (a)	$2.9	$77.8
Entergy Louisiana (a)	$1.5	$8.8
Entergy Mississippi	($15.8)	$3.2
Entergy New Orleans (a)	($7.5)	($2.8)
Entergy Texas	($64.7)	($77.4)

(a)
2011 and 2010 include $100.1 million for Entergy Gulf States Louisiana, $68 million for Entergy Louisiana, and $4.1 million for Entergy New Orleans of fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be over a period greater than twelve months.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In October 2008 Entergy Arkansas filed a motion to lift the stay and to rescind the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas’s rehearing petition and because the value for Entergy Arkansas’s customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent.  In December 2008, the APSC denied the motion to lift the stay pending resolution of Entergy Arkansas’s rehearing request and the unresolved issues in the proceeding.  The APSC ordered the parties to submit their unresolved issues list in the pending proceeding, which the parties did.  In February 2010 the APSC denied Entergy Arkansas’s request for rehearing, and held a hearing in September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.  A decision is pending.  Entergy Arkansas expects the amount of damages, if any, to have an immaterial effect on its results of operations, financial position, or cash flows.

The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concluded with testimony through September 2010.  Testimony has been filed and the APSC will decide the case based on the record in the proceeding, including the prefiled testimony.

Entergy Gulf States Louisiana and Entergy Louisiana

Entergy Gulf States Louisiana and Entergy Louisiana recover electric fuel and purchased power costs for the billing month based upon the level of such costs incurred two months prior to the billing month. Entergy Gulf States Louisiana’s purchased gas adjustments include estimates for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In January 2003 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit included a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 1995 through 2004.  Entergy Gulf States Louisiana and the LPSC Staff reached a settlement to resolve the audit that requires Entergy Gulf States Louisiana to refund $18 million to customers, including the realignment to base rates of $2 million of SO2 costs.  The ALJ held a stipulation hearing and in November 2011 the LPSC issued an order approving the settlement.  The refund was made in the November 2011 billing cycle.  Entergy Gulf States Louisiana had previously recorded provisions for the estimated outcome of this proceeding.

In December 2011 the LPSC authorized its staff to initiate another proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.

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

In July 2008 the MPSC began a proceeding to investigate the fuel procurement practices and fuel adjustment schedules of the Mississippi utility companies, including Entergy Mississippi.  The MPSC stated that the goal of the proceeding is fact-finding so that the MPSC may decide whether to amend the current fuel cost recovery process.  Hearings were held in July and August 2008.  Further proceedings have not been scheduled.

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

In July 2011, the attorney general requested a status conference regarding its motion to remand.  The court granted the attorney general’s request for a status conference, which was held in September 2011.  Consistent with the court’s instructions, both parties submitted letters to the court in September 2011 providing updates on the facts of the case and the law, and the court has now taken the parties’ arguments under advisement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In January 2008, Entergy Texas made a compliance filing with the PUCT describing how its 2007 rough production cost equalization receipts under the System Agreement were allocated between Entergy Gulf States, Inc.'s Texas and Louisiana jurisdictions.  In December 2008 the PUCT adopted an ALJ proposal for decision recommending an additional $18.6 million allocation to Texas retail customers.  Because the PUCT allocation to Texas retail customers is inconsistent with the LPSC allocation to Louisiana retail customers, the PUCT's decision resulted in trapped costs between the Texas and Louisiana jurisdictions with no mechanism for recovery.  Entergy Texas filed with the FERC a proposed amendment to the System Agreement bandwidth formula to specifically calculate the payments to Entergy Gulf States Louisiana and Entergy Texas of Entergy Gulf States, Inc.'s rough production cost equalization receipts for 2007.  In May 2009 the FERC issued an order rejecting the proposed amendment.  Because of the FERC's order, Entergy Texas recorded the effects of the PUCT's allocation of the additional $18.6 million to Texas retail customers in the second quarter 2009.  On an after-tax basis, the charge to earnings was approximately $13.0 million (including interest).  The PUCT and FERC decisions are now final.

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

In June 2010, Entergy Texas filed with the PUCT a request to refund approximately $66 million, including interest, of fuel cost recovery over-collections through May 2010.  In September 2010 the PUCT issued an order providing for a $77 million refund, including interest, for fuel cost recovery over-collections through June 2010.  The refund was made for most customers over a three-month period beginning with the September 2010 billing cycle.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2011, Entergy Texas filed with the PUCT a request to refund approximately $43 million, including interest, of fuel cost recovery over-collections through October 2011.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas will refund $67 million, including interest, over a three-month period, which refund includes additional over-recoveries through December 2011.  Entergy Texas and the parties requested that interim rates consistent with the settlement be approved effective with the March 2012 billing month, and this request was granted by the presiding ALJ on February 16, 2012.

Entergy Texas’s December 2009 rate case filing, which is discussed below, also included a request to reconcile $1.8 billion of fuel and purchased power costs covering the period April 2007 through June 2009.

Entergy Texas’s November 2011 rate case filing, which is discussed below, also includes a request to reconcile $1.3 billion of fuel and purchased power costs covering the period July 2009 through June 2011.

Retail Rate Proceedings

The following chart summarizes the Utility operating companies' current retail base rates:

Company	Authorized Return on Common Equity

Entergy Arkansas	10.2%	- Current retail base rates implemented in the July 2010 billing cycle pursuant to a settlement approved by the APSC.

Entergy Gulf States Louisiana	9.9%-11.4% Electric; 10.0%-11.0% Gas
- Current retail electric base rates implemented based on Entergy Gulf States Louisiana's 2010 test year formula rate plan filing approved by the LPSC.

- Current retail gas base rates reflect the rate stabilization plan filing for the 2010 test year ended September 2010.

Entergy Louisiana	9.45%- 11.05%	- Current retail base rates based on Entergy Louisiana's 2010 test year formula rate plan filing approved by the LPSC.

Entergy Mississippi	10.54%- 12.72%	- Current retail base rates reflect Entergy Mississippi's latest formula rate plan filing, based on the 2010 test year, and a stipulation approved by the MPSC.

Entergy New Orleans	10.7% - 11.5% Electric; 10.25% - 11.25% Gas	- Current retail base rates reflect Entergy New Orleans's 2010 test year formula rate plan filing and a settlement approved by the City Council.

Entergy Texas	10.125%	- Current retail base rates reflect Entergy Texas's 2009 base rate case filing and a settlement approved by the PUCT.

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

Filings with the LPSC

Formula Rate Plans (Entergy Gulf States Louisiana and Entergy Louisiana)

In March 2005 the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States Louisiana and Entergy Louisiana.  The settlement included the establishment of a three-year formula rate plan for Entergy Gulf States Louisiana that, among other provisions, established a return on common equity mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding.  Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% are allocated 60% to customers and 40% to Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana made its initial formula rate plan filing in June 2005.  The formula rate plan was subsequently extended one year.

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

The formula rate plans for Entergy Gulf States Louisiana and Entergy Louisiana have subsequently been extended, with return on common equity provisions consistent with the previously approved provisions, to cover the 2008, 2009, 2010, and 2011 test years.

Retail Rates - Electric

(Entergy Gulf States Louisiana)

In October 2009 the LPSC approved a settlement that resolved Entergy Gulf States Louisiana’s 2007 test year filing and provided for a formula rate plan for the 2008, 2009, and 2010 test years.  10.65% is the target midpoint return on equity for the formula rate plan, with an earnings bandwidth of +/- 75 basis points (9.90% - 11.40%).  Entergy Gulf States Louisiana, effective with the November 2009 billing cycle, reset its rates to achieve a 10.65% return on equity for the 2008 test year.  The rate reset, a $44.3 million increase that includes a $36.9 million cost of service adjustment, plus $7.4 million net for increased capacity costs and a base rate reclassification, was implemented for the November 2009 billing cycle, and the rate reset was subject to refund pending review of the 2008 test year filing that was made in October 2009.  In January 2010, Entergy Gulf States Louisiana implemented an additional $23.9 million rate increase pursuant to a special rate implementation filing made in December 2009, primarily for incremental capacity costs approved by the LPSC.  In May 2010, Entergy Gulf States Louisiana and the LPSC staff submitted a joint report on the 2008 test year filing and requested that the LPSC accept the report, which resulted in a $0.8 million reduction in rates effective in the June 2010 billing cycle and a $0.5 million refund.  At its May 19, 2010 meeting, the LPSC accepted the joint report.

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

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In addition, Entergy Gulf States Louisiana is required to file a full rate case by January 2013, if the LPSC has not acted to deny the requested transmission change-of-control to the MISO RTO.  If the LPSC has denied this request, then the rate case must be filed by September 30, 2012.

(Entergy Louisiana)

In October 2009 the LPSC approved a settlement that resolved Entergy Louisiana’s 2006 and 2007 test year filings and provided for a new formula rate plan for the 2008, 2009, and 2010 test years.  10.25% is the target midpoint return on equity for the formula rate plan, with an earnings bandwidth of +/- 80 basis points (9.45% - 11.05%).

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

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s current formula rate plan.  The next formula rate plan filing, for the 2011 test year, will be made in May 2012 and will include a separate identification of any operating and maintenance expense savings that are expected to occur once the Waterford 3 steam generator replacement project is complete.  Pursuant to the LPSC decision, from September 2012 through December 2012 earnings above an 11.05% return on common equity (based on the 2011 test year) would be accrued and used to offset the Waterford 3 replacement steam generator revenue requirement for the first twelve months that the unit is in rates.  If the project is not in service by January 1, 2013, earnings above a 10.25% return on common equity (based on the 2011 test year) for the period January 1, 2013 through the date that the project is placed in service will be accrued and used to offset the incremental revenue requirement for the first twelve months that the unit is in rates.  Upon the in-service date of the replacement steam generators, rates will increase, subject to refund following any prudence review, by the full revenue requirement associated with the replacement steam generators, less (i) the previously accrued excess earnings from September 2012 until the in-service date and (ii) any earnings above a 10.25% return on common equity (based on the 2011 test year) for the period following the in-service date, provided that the excess earnings accrued prior to the in-service date shall only offset the revenue requirement for the first year of operation of the replacement steam generators.  These rates are anticipated to remain in effect until Entergy Louisiana’s next full rate case is resolved.  Entergy Louisiana is required to file a full rate case by January 2013, if the LPSC has not acted to deny the requested transmission change-of-control to the MISO RTO.  If the LPSC has denied this request, then the rate case must be filed by September 30, 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  The sixty-day review and comment period for this filing remains open.

In January 2011, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2010.  The filing showed an earned return on common equity of 8.84% and a revenue deficiency of $0.3 million.  In March 2011 the LPSC Staff filed its findings, suggesting an adjustment that produced an 11.76% earned return on common equity for the test year and a $0.2 million rate reduction.  Entergy Gulf States Louisiana implemented the $0.2 million rate reduction effective with the May 2011 billing cycle.  The LPSC docket is now closed.

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

In March 2011, Entergy Mississippi submitted its formula rate plan 2010 test year filing.  The filing shows an earned return on common equity of 10.65% for the test year, which is within the earnings bandwidth and results in no change in rates.  In November 2011 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for no change in rates.

Filings with the City Council (Entergy New Orleans)

Formula Rate Plan

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In May 2011, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2010 test year.  The filings requested a $6.5 million electric rate decrease and a $1.1 million gas rate decrease.  Entergy New Orleans and the City Council’s Advisors reached a settlement that results in an $8.5 million incremental electric rate decrease and a $1.6 million gas rate decrease.  The settlement also provides for the deferral of $13.4 million of Michoud plant maintenance expenses incurred in 2010 and the establishment of a regulatory asset that will be amortized over the period October 2011 through September 2018.  The City Council approved the settlement in September 2011.  The new rates were effective with the first billing cycle of October 2011.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011 Rate Case

In November 2011, Entergy Texas filed a rate case requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year.  The rate case also proposed a purchased power recovery rider.  The parties have agreed to a procedural schedule that contemplates a final decision by July 30, 2012, with rates relating back to June 30, 2012.  On January 12, 2012, the PUCT voted not to address the purchased power recovery rider in the current rate case, but the PUCT voted to set a baseline in the rate case proceeding that would be applicable if a purchased power capacity rider is approved in a separate proceeding.

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

In June 2005, the FERC issued a decision in System Agreement litigation that had been commenced by the LPSC, and essentially affirmed its decision in a December 2005 order on rehearing.  The FERC decision concluded, among other things, that:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The LPSC, APSC, MPSC, and the Arkansas Electric Energy Consumers appealed the FERC’s decision to the United States Court of Appeals for the D.C. Circuit.  Entergy and the City of New Orleans intervened in the various appeals.  The D.C. Circuit issued its decision in April 2008.  The D.C. Circuit concluded that the FERC’s orders had failed to adequately explain both its conclusion that it was prohibited from ordering refunds for the 20-month period from September 13, 2001 - May 2, 2003 and its determination to implement the bandwidth remedy commencing on January 1, 2006, rather than June 1, 2005.  The D.C. Circuit remanded the case to FERC for further proceedings on these issues.

On October 20, 2011, the FERC issued an order addressing the D.C. Circuit remand on these two issues.  On the first issue, the FERC concluded that it did have the authority to order refunds, but decided that it would exercise its equitable discretion and not require refunds for the 20-month period from September 13, 2001 - May 2, 2003.  Because the ruling on refunds relied on findings in the interruptible load proceeding that is discussed below, the FERC concluded that the refund ruling will be held in abeyance pending the outcome of the rehearing requests in that proceeding.  On the second issue, the FERC reversed its prior decision and ordered that the prospective bandwidth remedy begin on June 1, 2005 (the date of its initial order in the proceeding) rather than January 1, 2006, as it had previously ordered.  Pursuant to the October 20, 2011 order, Entergy was required to calculate the additional bandwidth payments for the period June - December 2005 utilizing the bandwidth formula tariff prescribed by the FERC that was filed in a December 2006 compliance filing and accepted by the FERC in an April 2007 order.  As is the case with bandwidth remedy payments, these payments and receipts will ultimately be paid by Utility operating company customers to other Utility operating company customers.

In December 2011, Entergy filed with the FERC its compliance filing that provides the payments and receipts among the Utility operating companies pursuant to the FERC’s October 2011 order.  The filing shows the following payments/receipts among the Utility operating companies:

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$156
Entergy Gulf States Louisiana	($75)
Entergy Louisiana	$-
Entergy Mississippi	($33)
Entergy New Orleans	($5)
Entergy Texas	($43)

Entergy Arkansas made its payment in January 2012.  In February 2012, Entergy Arkansas filed for an interim adjustment to its production cost allocation rider requesting that the $156 million payment be collected from customers over the 22-month period from March 2012 through December 2013.  On February 27, 2012, the APSC staff responded to Entergy Arkansas’s filing and requested that the APSC: 1) determine whether Entergy Arkansas must make a request separate from the production cost allocation rider to ask for recovery of the payment and 2) find that Arkansas law does not allow retroactive ratemaking and not permit recovery of the payment from customers through the production cost allocation rider.  In the alternative the APSC staff requested that the APSC determine that an interim production cost allocation rider rate does not become effective without an APSC order.

The LPSC and the APSC have requested rehearing of the FERC’s October 2011 order.  The APSC, LPSC, the PUCT, and other parties intervened in the December 2011 compliance filing proceeding, and the APSC and the LPSC also filed protests.

Calendar Year 2011 Production Costs

The liabilities and assets for the preliminary estimate of the payments and receipts required to implement the FERC’s remedy based on calendar year 2011 production costs were recorded in December 2011, based on certain year-to-date information.  The preliminary estimate was recorded based on the following estimate of the payments/receipts among the Utility operating companies for 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Payments or (Receipts)
(In Millions)

Entergy Arkansas	$37
Entergy Gulf States Louisiana	$-
Entergy Louisiana	($37)
Entergy Mississippi	$-
Entergy New Orleans	$-
Entergy Texas	$-

The actual payments/receipts for 2012, based on calendar year 2011 production costs, will not be calculated until the Utility operating companies’ FERC Form 1s have been filed.  Once the calculation is completed, it will be filed at the FERC.  The level of any payments and receipts is significantly affected by a number of factors, including, among others, weather, the price of alternative fuels, the operating characteristics of the Entergy System generating fleet, and multiple factors affecting the calculation of the non-fuel related revenue requirement components of the total production costs, such as plant investment.

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

Prior Years’ Rough Production Cost Equalization Rates

Each May since 2007 Entergy has filed with the FERC the rates to implement the FERC’s orders in the System Agreement proceeding.  These filings show the following payments/receipts among the Utility operating companies are necessary to achieve rough production cost equalization as defined by the FERC’s orders:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

2007 Rate Filing Based on Calendar Year 2006 Production Costs

Several parties intervened in the 2007 rate proceeding at the FERC, including the APSC, the MPSC, the Council, and the LPSC, which have also filed protests.  The PUCT also intervened.  Intervenor testimony was filed in which the intervenors and also the FERC Staff advocated a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for nuclear facilities.  The effect of the various positions would be to reallocate costs among the Utility operating companies.  The Utility operating companies filed rebuttal testimony explaining why the bandwidth payments are properly recoverable under the AmerenUE contract, and explaining why the positions of FERC Staff and intervenors on the other issues should be rejected.  A hearing in this proceeding concluded in July 2008, and the ALJ issued an initial decision in September 2008.  The ALJ’s initial decision concluded, among other things, that: (1) the decisions to not exercise Entergy Arkansas’s option to purchase the Independence plant in 1996 and 1997 were prudent; (2) Entergy Arkansas properly flowed a portion of the bandwidth payments through to AmerenUE in accordance with the wholesale power contract; and (3) the level of nuclear depreciation and decommissioning expense reflected in the bandwidth calculation should be calculated based on NRC-authorized license life, rather than the nuclear depreciation and decommissioning expense authorized by the retail regulators for purposes of retail ratemaking.  Following briefing by the parties, the matter was submitted to the FERC for decision. On January 11, 2010, the FERC issued its decision both affirming and overturning certain

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of the ALJ’s rulings, including overturning the decision on nuclear depreciation and decommissioning expense.  The FERC’s conclusion related to the AmerenUE contract does not permit Entergy Arkansas to recover a portion of its bandwidth payment from AmerenUE.  The Utility operating companies requested rehearing of that portion of the decision and requested clarification on certain other portions of the decision.

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

The parties reached a partial settlement agreement of certain of the issues initially raised in this proceeding.  The partial settlement agreement was conditioned on the FERC accepting the agreement without modification or condition, which the FERC did on August 24, 2009.  A hearing on the remaining issues in the proceeding was completed in June 2009, and in September 2009 the ALJ issued an initial decision.  The initial decision affirms Entergy’s position in the filing, except for two issues that may result in a reallocation of costs among the Utility operating companies.  In October 2011 the FERC issued an order on the ALJ’s initial decision.  The FERC’s order resulted in a minor reallocation of payments/receipts among the Utility operating companies on one issue in the 2008 rate filing.  Entergy made a compliance filing in December 2011 showing the updated payment/receipt amounts.  The LPSC filed a protest in response to the compliance filing.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Following the filing of petitioners' initial briefs, the FERC filed a motion requesting the D.C. Circuit hold the appeal of the FERC’s decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC’s unopposed motion in June 2009.  In December 2009 the FERC established a paper hearing to determine whether the FERC had the authority and, if so, whether it would be appropriate to order refunds resulting from changes in the treatment of interruptible load in the allocation of capacity costs by the Utility operating companies.  In August 2010 the FERC issued an order stating that it has the authority and refunds are appropriate.  The APSC, MPSC, and Entergy requested rehearing of the FERC’s decision.  In June 2011 the FERC issued an order granting rehearing in part and denying rehearing in part, in which the FERC determined to invoke its discretion to deny refunds.  The FERC held that in this case where “the Entergy system as a whole collected the proper level of revenue, but, as was later established, incorrectly allocated peak load responsibility among the various Entergy operating companies….the Commission will apply here our usual practice in such cases, invoking our equitable discretion to not order refunds, notwithstanding our authority to do so.”  The LPSC has requested rehearing of the FERC’s June 2011 decision.  On October 6, 2011 the FERC issued an “Order Establishing Paper Hearing” inviting parties that oppose refunds to file briefs within 30 days addressing the LPSC’s argument that FERC precedent supports refunds under the circumstances present in this proceeding.  Parties that favor refunds were then invited to file reply briefs within 21 days of the date that the initial briefs are due.  Briefs were submitted and the matter is pending.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Prior to the FERC’s June 2011 order on rehearing, Entergy Arkansas filed an application in November 2010 with the APSC for recovery of the refund that it paid.  The APSC denied Entergy Arkansas’s application, and also denied Entergy Arkansas’s petition for rehearing.  If the FERC were to order Entergy Arkansas to pay refunds on rehearing in the interruptible load proceeding the APSC’s decision would trap FERC-approved costs at Entergy Arkansas with no regulatory-approved mechanism to recover them.  In August 2011, Entergy Arkansas filed a complaint in the United States District Court for the Eastern District of Arkansas asking for a declaratory judgment.  In the complaint Entergy Arkansas asks the court to declare that the rejection of Entergy Arkansas’s application by the APSC is preempted by the Federal Power Act.  The APSC filed a motion to dismiss the complaint.  A trial in the proceeding is scheduled for July 2012.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In October 2006, the City Council approved a rate filing settlement agreement that, among other things, authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider that began in March 2007.  These storm reserve funds will be held in a restricted escrow account.

Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

New Nuclear Generation Development Costs

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi is developing a project option for new nuclear generation at Grand Gulf Nuclear Station.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In 2010, Entergy Mississippi paid for and has recognized on its books $49 million in costs associated with the development of new nuclear generation at Grand Gulf; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary.  In October 2010, Entergy Mississippi filed an application with the MPSC requesting that the MPSC determine that it is in the public interest to preserve the option to construct new nuclear generation at Grand Gulf and that the MPSC approve the deferral of Entergy Mississippi’s costs incurred to date and in the future related to this project, including the accrual of AFUDC or similar carrying charges.  In October 2011, Entergy Mississippi and the Mississippi Public Utilities Staff filed with the MPSC a joint stipulation.  The stipulation states that there should be a deferral of the $57 million of costs incurred through September 2011 in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf.  The costs shall be treated as a regulatory asset until the proceeding is resolved.  The Mississippi Public Utilities Staff and Entergy Mississippi also agree that the MPSC should conduct a hearing during 2012 to consider the relief requested by Entergy Mississippi in its application, including evidence regarding whether costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf were prudently incurred and are otherwise allowable.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that such prudently incurred costs shall be recoverable in a manner to be determined by the MPSC.  In the Stipulation, the Mississippi Public Utilities Staff and Entergy Mississippi agree that the development of a nuclear unit project option is consistent with the Mississippi Baseload Act.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that the deferral of costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf also is consistent with the Mississippi Baseload Act.  Entergy Mississippi will not accrue carrying charges or continue to accrue AFUDC on the costs, pending the outcome of the proceeding.  The MPSC approved the stipulation in November 2011.

Error in the Allocation of Transmission Costs

In the fourth quarter 2011, Entergy determined that the allocation of transmission costs among the Utility operating companies under the System Agreement inadvertently excluded certain transmission costs.  This exclusion resulted in the over or understatement of System Agreement bills among the Utility operating companies during the period from 1996 through the third quarter 2011.  The effect was immaterial to the balance sheets, results of operations, and cash flows of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas for all prior reporting periods and on a cumulative basis.  Therefore, cumulative adjustments were recorded in the fourth quarter 2011 to correct for the amounts previously misstated.  These adjustments increased (reduced) 2011 income before income taxes by $8.9 million for Entergy Arkansas, $5.8 million for Entergy Gulf States Louisiana, ($17.1) million for Entergy Louisiana, and ($3.1) million for Entergy Texas.

The effect was also immaterial to the balance sheets, results of operations, and cash flows of Entergy Mississippi and Entergy New Orleans for all prior reporting periods.  Correcting the cumulative effect of the error in the fourth quarter 2011 would have been material, however, to the results of operations of Entergy Mississippi and Entergy New Orleans.  Accordingly, Entergy Mississippi and Entergy New Orleans are restating their 2009 and 2010 financial statements.  The effects of the correction for 2009 and 2010 were the following increases or (decreases) to the previously reported amounts for the following financial statement items:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Income before income taxes	Income taxes	Net income	Accounts receivable- associated companies	Taxes accrued/ Prepayments and other
	(In Millions)

Entergy Mississippi
2009	$2.8	$1.1	$1.7	$-	$-
2010	$2.7	$1.0	$1.7	$11.1	$4.3

Entergy New Orleans
2009	($0.9)	($0.4)	($0.5)	$-	$-
2010	$0.2	$0.1	$0.1	($5.8)	$2.3

The cumulative effects of the correction on beginning retained earnings for 2009 were the following increase and (decrease):

Cumulative Effect of the Correction on Beginning Retained Earnings for 2009

Entergy Mississippi	$3.5 million
Entergy New Orleans	($3.0 million)

There was no effect on the Entergy financial statements for any period because the error only involved the allocation of shared transmission costs among the Utility operating companies under the System Agreement and, therefore, had no effect on a consolidated basis.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income tax expenses from continuing operations for 2011, 2010, and 2009 for Entergy Corporation and Subsidiaries consist of the following:

	2011	2010	2009
	(In Thousands)
Current:
Federal	$452,713	$145,161	($433,105)
Foreign	130	131	154
State	152,711	19,313	(108,552)
Total	605,554	164,605	(541,503)
Deferred and non-current -- net	(311,708)	468,698	1,191,418
Investment tax credit
adjustments -- net	(7,583)	(16,064)	(17,175)
Income tax expense from
continuing operations	$286,263	$617,239	$632,740

Income tax expenses (benefit) for 2011, 2010, and 2009 for Entergy’s Registrant Subsidiaries consist of the following:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2011	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Current:
Federal	($12,448)	($30,106)	($136,800)	($9,466)	$14,641	($33,045)	$139,529
State	(1,751)	15,950	34,832	6,069	1,724	3,153	16,825
Total	(14,199)	(14,156)	(101,968)	(3,397)	16,365	(29,892)	156,354
Deferred and non-current -- net	148,978	105,827	(265,046)	32,380	(201)	80,993	(84,505)
Investment tax credit
adjustments -- net	(2,014)	(3,358)	(3,197)	(182)	(302)	(1,609)	3,104
Income taxes (benefit)	$132,765	$88,313	($370,211)	$28,801	$15,862	$49,492	$74,953

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2010	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Current:
Federal	$114,821	$196,230	$73,174	$13,722	($114,382)	($10,607)	($4,102)
State	(9,200)	481	(4,324)	5,959	1,427	1,060	3,328
Total	105,621	196,711	68,850	19,681	(112,955)	(9,547)	(774)
Deferred and non-current -- net	10,328	(117,426)	918	31,415	129,880	53,539	60,305
Investment tax credit
adjustments -- net	(3,005)	(3,407)	(3,222)	(985)	(324)	(1,609)	(3,482)
Income taxes (benefit)	$112,944	$75,878	$66,546	$50,111	$16,601	$42,383	$56,049

Entergy Corporation and Subsidiaries
Notes to Financial Statements

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Current:
Federal	($37,544)	($203,651)	$12,387	$20,279	$160,552	($72,207)	$73,183
State	22,710	(12,416)	(49,843)	(2,181)	1,098	2,478	(12,667)
Total	(14,834)	(216,067)	(37,456)	18,098	161,650	(69,729)	60,516
Deferred and non-current -- net	100,584	308,659	85,728	26,400	(145,981)	108,253	39,866
Investment tax credit
adjustments -- net	(3,994)	(3,407)	(3,222)	(1,103)	(323)	(1,609)	(3,481)
Income taxes	$81,756	$89,185	$45,050	$43,395	$15,346	$36,915	$96,901

Total income taxes for Entergy Corporation and Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2011, 2010, and 2009 are:

	2011	2010	2009
	(In Thousands)

Net income attributable to Entergy Corporation	$1,346,439	$1,250,242	$1,231,092
Preferred dividend requirements of subsidiaries	20,933	20,063	19,958
Consolidated net income	1,367,372	1,270,305	1,251,050
Income taxes	286,263	617,239	632,740
Income before income taxes	$1,653,635	$1,887,544	$1,883,790

Computed at statutory rate (35%)	$578,772	$660,640	$659,327
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	93,940	40,530	65,241
Regulatory differences - utility plant items	39,970	31,473	57,383
Equity component of AFUDC	(30,184)	(16,542)	(17,741)
Amortization of investment tax credits	(14,962)	(15,980)	(16,745)
Net-of-tax regulatory liability (a)	65,357	-	-
Deferred tax reversal on PPA settlement (a)	(421,819)	-	-
Write-off of reorganization costs	-	(19,974)	-
Tax law change-Medicare Part D	-	13,616	-
Decommissioning trust fund basis	-	-	(7,917)
Capital gains / (losses)	-	-	(28,051)
Flow-through / permanent differences	(17,848)	(26,370)	(31,745)
Provision for uncertain tax positions	2,698	(43,115)	(17,435)
Valuation allowance	-	-	(40,795)
Other - net	(9,661)	(7,039)	11,218
Total income taxes as reported	$286,263	$617,239	$632,740

Effective Income Tax Rate	17.3%	32.7%	33.6%

(a) See "Income Tax Audits - 2006-2007 IRS Audit" below for discussion of these items.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2011, 2010, and 2009 are:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2011	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Net income	$164,891	$203,027	$473,923	$108,729	$35,976	$80,845	$64,197
Income taxes (benefit)	132,765	88,313	(370,211)	28,801	15,862	49,492	74,953
Pretax income	$297,656	$291,340	$103,712	$137,530	$51,838	$130,337	$139,150

Computed at statutory rate (35%)	$104,180	$101,969	$36,299	$48,136	$18,143	$45,618	$48,703
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	13,727	9,618	943	3,211	3,350	2,033	4,436
Regulatory differences -
utility plant items	10,079	8,379	1,404	2,038	3,860	4,003	10,207
Equity component of AFUDC	(3,363)	(3,181)	(11,315)	(2,963)	(215)	(1,322)	(7,825)
Amortization of investment
tax credits	(1,992)	(3,336)	(3,168)	(960)	(295)	(1,596)	(3,480)
Net-of-tax regulatory liability (a)	-	-	65,357	-	-	-	-
Deferred tax reversal on PPA
settlement (a)	-	-	(421,819)	-	-	-	-
Flow-through / permanent
differences	(1,365)	(836)	(1,285)	304	(4,983)	88	529
Non-taxable
dividend income	-	(11,364)	(27,336)	-	-	-	-
Benefit of Entergy Corporation
expenses	-	(5,694)	-	(21,248)	(6,235)	(16)	16,559
Provision for uncertain
tax positions	12,016	(7,144)	(4,880)	(2)	2,241	717	5,878
Other -- net	(517)	(98)	(4,411)	285	(4)	(33)	(54)
Total income taxes (benefit)	$132,765	$88,313	($370,211)	$28,801	$15,862	$49,492	$74,953

Effective Income Tax Rate	44.6%	30.3%	-357.0%	20.9%	30.6%	38.0%	53.9%

(a) See "Income Tax Audits - 2006-2007 IRS Audit" below for discussion of these items.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2010	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Net income	$172,618	$190,738	$231,435	$85,377	$31,114	$66,200	$82,624
Income taxes	112,944	75,878	66,546	50,111	16,601	42,383	56,049
Pretax income	$285,562	$266,616	$297,981	$135,488	$47,715	$108,583	$138,673

Computed at statutory rate (35%)	$99,947	$93,316	$104,293	$47,421	$16,700	$38,004	$48,536
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	13,156	1,142	(10,618)	1,245	1,387	424	2,206
Regulatory differences -
utility plant items	6,126	(4,004)	7,374	3,455	3,999	4,089	10,435
Equity component of AFUDC	(144)	(1,547)	(8,361)	(1,643)	(184)	(1,525)	(3,138)
Amortization of investment
tax credits	(2,983)	(3,309)	(3,192)	(972)	(313)	(1,596)	(3,480)
Flow-through / permanent
differences	(1,235)	(7,996)	(754)	153	(4,883)	236	(497)
Non-taxable
dividend income	-	(9,189)	(23,603)	-	-	-	-
Provision for uncertain
tax positions	(2,100)	7,200	2,200	700	(300)	2,800	2,090
Other -- net	177	265	(793)	(248)	195	(49)	(103)
Total income taxes	$112,944	$75,878	$66,546	$50,111	$16,601	$42,383	$56,049

Effective Income Tax Rate	39.6%	28.5%	22.3%	37.0%	34.8%	39.0%	40.4%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2009	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Net income	$66,875	$153,047	$232,845	$79,367	$30,479	$63,841	$48,908
Income taxes	81,756	89,185	45,050	43,395	15,346	36,915	96,901
Pretax income	$148,631	$242,232	$277,895	$122,762	$45,825	$100,756	$145,809

Computed at statutory rate (35%)	$52,021	$84,781	$97,263	$42,967	$16,039	$35,264	$51,033
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	9,617	6,487	5,095	2,508	1,339	1,509	4,033
Regulatory differences -
utility plant items	19,275	10,303	14,463	1,365	(55)	2,008	10,024
Equity component of AFUDC	(1,827)	(1,898)	(9,796)	(1,037)	(82)	(1,831)	(1,270)
Amortization of investment
tax credits	(3,972)	(3,088)	(3,192)	(1,092)	(324)	(1,596)	(3,480)
Flow-through / permanent
differences	4,158	1,208	2,257	718	(2,218)	293	(3,192)
Non-taxable
dividend income	-	(6,627)	(19,075)	-	-	-	-
Benefit of Entergy Corporation
expenses	978	(170)	(24,231)	(2,841)	31	-	35,027
Provision for uncertain
tax positions	-	(5,400)	(17,700)	800	(400)	600	4,900
Other -- net	1,506	3,589	(34)	7	1,016	668	(174)
Total income taxes	$81,756	$89,185	$45,050	$43,395	$15,346	$36,915	$96,901

Effective Income Tax Rate	55.0%	36.8%	16.2%	35.3%	33.5%	36.6%	66.5%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($7,349,990)	($6,572,627)
Regulatory asset for income taxes - net	(430,807)	(449,266)
Power purchase agreements	(17,138)	(265,429)
Nuclear decommissioning trusts	(553,558)	(439,481)
Other	(686,006)	(679,302)
Total	(9,037,499)	(8,406,105)

Deferred tax assets:
Accumulated deferred investment
tax credit	108,338	111,170
Pension and other post-employment benefits	315,134	161,730
Nuclear decommissioning liabilities	612,945	285,889
Sale and leaseback	217,430	256,157
Provision for regulatory adjustments	97,607	100,504
Provision for contingencies	28,504	28,554
Unbilled/deferred revenues	12,217	18,642
Customer deposits	14,825	15,724
Net operating loss carryforwards	253,518	123,710
Capital losses	12,995	56,602
Other	96,676	19,009
Valuation allowance	(85,615)	(70,089)
Total	1,684,574	1,107,602

Noncurrent accrued taxes (including unrecognized
tax benefits)	(814,597)	(1,261,455)

Accumulated deferred income taxes and taxes accrued	($8,167,522)	($8,559,958)

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2011 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses	$9 billion	2023-2031
State net operating losses	$8 billion	2012-2031
State capital losses	$162 million	2013-2015
Federal minimum tax credits	$79 million	never
Other federal and state credits	$80 million	2012-2031

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers, tax credit carryovers, and other tax attributes reflected on income tax returns.

Because it is more likely than not that the benefit from certain state net operating and capital loss carryovers will not be utilized, a valuation allowance of $66 million and $13 million has been provided on the deferred tax assets relating to these state net operating and capital loss carryovers, respectively.

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2011 and 2010 are as follows:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2011	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Deferred tax liabilities:
Plant basis differences - net	($1,375,502)	($1,224,422)	($1,085,047)	($608,596)	($169,538)	($892,707)	($505,369)
Regulatory asset for income taxes - net	(64,204)	(140,644)	(121,388)	(28,183)	70,973	(59,812)	(87,550)
Power purchase agreements	94	3,938	(1)	2,383	22	2,547	-
Nuclear decommissioning trusts	(53,789)	(21,096)	(22,441)	-	-	-	(19,138)
Deferred fuel	(82,452)	(1,225)	(4,285)	718	(331)	3,932	(8)
Other	(107,558)	(1,532)	(26,373)	(10,193)	(18,319)	(14,097)	(9,333)
Total	($1,683,411)	($1,384,981)	($1,259,535)	($643,871)	($117,193)	($960,137)	($621,398)

Deferred tax assets:
Accumulated deferred investment
tax credits	16,843	31,367	28,197	2,437	592	6,769	22,133
Pension and OPEB	(75,399)	92,602	19,866	(30,390)	(11,713)	(41,964)	(19,593)
Nuclear decommissioning liabilities	(104,862)	(38,683)	56,399	-	-	-	(47,360)
Sale and leaseback	-	-	66,801	-	-	-	150,629
Provision for regulatory adjustments	-	97,608	-	-	-	-	-
Provision for contingencies	4,167	90	3,940	2,465	10,121	2,299	-
Unbilled/deferred revenues	15,222	(21,918)	(7,108)	8,990	2,707	14,324	-
Customer deposits	7,019	618	5,699	1,379	109	-	-
Rate refund	11,627	-	134	-	2	(3,924)	-
Net operating loss carryforwards	-	-	39,153	-	-	58,546	-
Other	3,485	27,392	18,824	4,826	5,248	37,734	25,724
Total	(121,898)	189,076	231,905	(10,293)	7,066	73,784	131,533

Noncurrent accrued taxes (including
unrecognized tax benefits)	(27,718)	(206,752)	(75,750)	(6,271)	(27,859)	39,799	(165,981)

Accumulated deferred income
taxes and taxes accrued	($1,833,027)	($1,402,657)	($1,103,380)	($660,435)	($137,986)	($846,554)	($655,846)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2010	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Deferred tax liabilities:
Plant basis differences - net	($1,213,900)	($1,114,183)	($1,135,092)	($564,928)	($206,739)	($881,037)	($474,446)
Regulatory asset for income taxes - net	(87,848)	(132,145)	(138,131)	(24,649)	66,251	(53,906)	(78,836)
Power purchase agreements	582	102,581	(417,388)	(766)	(61)	(6,851)	-
Nuclear decommissioning trusts	(9,968)	(978)	(3,806)	-	-	-	(4,102)
Deferred fuel	(24,210)	(935)	(7,584)	(4,521)	(626)	10,025	(60)
Other	(123,524)	(2,505)	(21,971)	(10,991)	(13,839)	(19,712)	(15,234)
Total	($1,458,868)	($1,148,165)	($1,723,972)	($605,855)	($155,014)	($951,481)	($572,678)

Deferred tax assets:
Accumulated deferred investment
tax credits	17,623	32,651	29,417	2,502	706	7,327	20,944
Pension and OPEB	(64,774)	70,954	7,922	(27,111)	(11,527)	(38,152)	(18,255)
Nuclear decommissioning liabilities	(173,666)	(41,829)	-	-	-	-	(69,610)
Sale and leaseback	-	-	80,117	-	-	-	176,040
Provision for regulatory adjustments	-	100,504	-	-	-	-	-
Unbilled/deferred revenues	8,056	(23,853)	6,892	8,914	1,538	15,775	-
Customer deposits	7,907	618	5,699	1,391	109	-	-
Rate refund	10,873	(5,386)	131	-	-	(4,008)	-
Net operating loss carryforwards	-	40	41	-	8	139,859	-
Other	13,589	26,468	25,897	14,585	21,310	28,508	16,486
Total	(180,392)	160,167	156,116	281	12,144	149,309	125,605

Noncurrent accrued taxes (including
unrecognized tax benefits)	(104,925)	(419,125)	(321,757)	(55,585)	(22,328)	17,256	(178,447)

Accumulated deferred income
taxes and taxes accrued	($1,744,185)	($1,407,123)	($1,889,613)	($661,159)	($165,198)	($784,916)	($625,520)

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2011 are as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses	$374 million	-	$621 million	-	-	$197 million	$3 million
Year(s) of expiration	2028-2031	N/A	2029-2031	N/A	N/A	2028-2029	2031

State net operating losses	$28 million	$207 million	$975 million	-	-	-	-
Year(s) of expiration	2025	2023-2024	2023-2025	N/A	N/A	N/A	N/A

Federal minimum tax credits	$10 million	$18 million	-	-	-	$2 million	$1 million
Year(s) of expiration	never	never	N/A	N/A	N/A	never	never

Other federal credits	$2 million	$1 million	$1 million	$1 million	$1 million	-	$1 million
Year(s) of expiration	2024-2030	2024-2030	2024-2030	2024-2030	2024-2030	N/A	2024-2030

State credits	-	-	-	$8.3 million	-	$3.8 million	$12.8 million
Year(s) of expiration	N/A	N/A	N/A	2013-2016	N/A	2012-2027	2015-2016

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

	2011	2010	2009
	(In Thousands)

Gross balance at January 1	$4,949,788	$4,050,491	$1,825,447
Additions based on tax positions related to the current year	211,966	480,843	2,286,759
Additions for tax positions of prior years	332,744	871,682	697,615
Reductions for tax positions of prior years	(259,895)	(438,460)	(372,862)
Settlements	(841,528)	(10,462)	(385,321)
Lapse of statute of limitations	(5,295)	(4,306)	(1,147)
Gross balance at December 31	4,387,780	4,949,788	4,050,491
Offsets to gross unrecognized tax benefits:
Credit and loss carryovers	(3,212,397)	(3,771,301)	(3,349,589)
Cash paid to taxing authorities	(363,266)	(373,000)	(373,000)
Unrecognized tax benefits net of unused tax attributes and payments (1)	$812,117	$805,487	$327,902

(1)	Potential tax liability above what is payable on tax returns

The balances of unrecognized tax benefits include $521 million, $605 million, and $522 million as of December 31, 2011, 2010, and 2009, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $3.867 billion, $4.345 billion, and $3.528 billion as of December 31, 2011, 2010, and 2009, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy has made deposits with the IRS against its potential liabilities arising from audit adjustments and settlements related to its uncertain tax positions.  Deposits are expected to be made to the IRS as the cash tax benefits of uncertain tax positions are realized.  As of December 31, 2011, Entergy has deposits of $363 million on account with the IRS to cover its uncertain tax positions.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2011, 2010, and 2009 accrued balance for the possible payment of interest is approximately $99 million, $45 million, and $48 million, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2011, 2010, and 2009 is as follows:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Gross balance at January 1, 2011	$240,239	$353,886	$505,188	$24,163	$18,176	$14,229	$224,518
Additions based on tax
positions related to the
current year	11,216	9,398	8,748	457	50,212	1,760	44,419
Additions for tax positions
of prior years	44,202	50,944	21,052	21,902	7,343	7,533	14,200
Reductions for tax
positions of prior years	(3,255)	(21,719)	(27,991)	(5,022)	(12,289)	(3,432)	(4,942)
Settlements	43,091	(2,016)	(60,810)	(30,448)	(7,390)	(865)	2,988
Gross balance at December 31, 2011	335,493	390,493	446,187	11,052	56,052	19,225	281,183
Offsets to gross unrecognized
tax benefits:
Loss carryovers	(146,429)	(26,394)	(216,720)	(5,930)	(1,211)	(10,645)	(10,752)
Cash paid to taxing authorities	(75,977)	(45,493)	0	(7,556)	(1,174)	(1,376)	(41,878)
Unrecognized tax benefits net of
unused tax attributes and payments	$113,087	$318,606	$229,467	($2,434)	$53,667	$7,204	$228,553

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Gross balance at January 1, 2010	$293,920	$311,311	$352,577	$17,137	($53,295)	$32,299	$211,247
Additions based on tax
positions related to the
current year	38,205	87,755	183,188	4,679	173	5,169	16,829
Additions for tax positions
of prior years	1,838	25,960	34,236	6,857	72,169	5,868	10,402
Reductions for tax
positions of prior years	(92,699)	(71,033)	(64,868)	(4,469)	(863)	(29,100)	(13,116)
Settlements	(1,025)	(107)	55	(41)	(8)	(7)	(844)
Gross balance at December 31, 2010	240,239	353,886	505,188	24,163	18,176	14,229	224,518
Offsets to gross unrecognized
tax benefits:
Loss carryovers	(123,968)	(29,257)	(131,805)	(6,477)	(3,751)	(6,269)	(10,487)
Cash paid to taxing authorities	(75,977)	(45,493)	-	(7,556)	(1,174)	(1,376)	(41,878)
Unrecognized tax benefits net of
unused tax attributes and payments	$40,294	$279,136	$373,383	$10,130	$13,251	$6,584	$172,153

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Gross balance at January 1, 2009	$240,203	$275,378	$298,650	$31,724	$26,050	$39,202	$172,168
Additions based on tax
positions related to the
current year	9,826	5,436	10,197	283	17	97	6,812
Additions for tax positions
of prior years	80,968	102,466	108,399	1,256	109	28,821	30,586
Reductions for tax
positions of prior years	(22,830)	(33,000)	(45,613)	(4,235)	(70,391)	(17,853)	(244)
Settlements	(14,247)	(38,969)	(19,056)	(11,891)	(9,080)	(17,968)	1,925
Gross balance at December 31, 2009	293,920	311,311	352,577	17,137	(53,295)	32,299	211,247
Offsets to gross unrecognized
tax benefits:
Loss carryovers	(39,847)	(20,031)	(70,428)	(1,618)	(633)	(30,921)	(1,297)
Cash paid to taxing authorities	(75,977)	(45,493)	-	(7,556)	(1,174)	(1,376)	(41,878)
Unrecognized tax benefits net of
unused tax attributes and payments	$178,096	$245,787	$282,149	$7,963	($55,102)	$2	$168,072

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would affect the effective income tax rate as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
	(In Millions)

Entergy Arkansas	$-	$0.2	$1.2
Entergy Gulf States Louisiana	$107.9	$129.6	$69.8
Entergy Louisiana	$281.3	$286.7	$192.7
Entergy Mississippi	$3.8	$5.3	$3.3
Entergy New Orleans	$-	$-	$0.3
Entergy Texas	$7.3	$6.0	$1.2
System Energy	$-	$12.1	$8.7

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense.  Accrued balances for the possible payment of interest and penalties are as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
	(In Millions)

Entergy Arkansas	$11.4	$-	$0.7
Entergy Gulf States Louisiana	$14.4	$9.7	$2.3
Entergy Louisiana	$0.8	$3.3	$1.2
Entergy Mississippi	$1.7	$1.6	$2.1
Entergy New Orleans	$2.4	$-	$0.3
Entergy Texas	$0.1	$0.1	$0.2
System Energy	$18.5	$8.2	$7.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Income Tax Litigation

In October 2010 the United States Tax Court entered a decision in favor of Entergy for tax years 1997 and 1998.  The issues decided by the Tax Court are as follows:

•	The ability to credit the U.K. Windfall Tax against U.S. tax as a foreign tax credit. The U.K. Windfall Tax relates to Entergy’s former investment in London Electricity.
•	The validity of Entergy’s change in method of tax accounting for street lighting assets and the related increase in depreciation deductions.

The IRS did not appeal street lighting depreciation, and that matter is considered final.  The IRS filed an appeal of the U.K. Windfall Tax decision, however, with the United States Court of Appeals for the Fifth Circuit in December 2010.  Oral arguments were heard in November 2011, and a decision is pending.

Concurrent with the Tax Court’s issuance of a favorable decision regarding the above issues, the Tax Court issued a favorable decision in a separate proceeding, PPL Corp. v. Commissioner, regarding the creditability of the U.K. Windfall Tax.  The IRS appealed the PPL decision to the United States Court of Appeals for the Third Circuit.  In December 2011, the Third Circuit reversed the Tax Court’s holding in PPL Corp. v. Commissioner, stating that the U.K. tax was not eligible for the foreign tax credit.  Entergy is awaiting a decision in its proceeding before the Fifth Circuit Court of Appeals.  Although Entergy believes that the Third Circuit opinion is incorrect, its decision constitutes adverse, although not controlling authority.  After considering the Third Circuit decision, in the fourth quarter 2011, Entergy revised its provision for uncertain tax positions associated with this issue.

The total tax included in IRS Notices of Deficiency relating to the U.K. Windfall Tax credit issue is $82 million.  The total tax and interest associated with this issue for all years is approximately $239 million.  This assumes that Entergy would utilize a portion of its cash deposits discussed in “Unrecognized tax benefits” above to offset underpayment interest.

In February 2008 the IRS issued a Statutory Notice of Deficiency for the year 2000.  The deficiency resulted from a disallowance of the same two 1997-1998 issues discussed above as well as one additional issue.  That issue is depreciation deductions that resulted from Entergy’s purchase price allocations on its acquisitions of its non-utility nuclear plants.  Entergy filed a Tax Court petition in May 2008 challenging the three issues in dispute.  In June 2010 a trial on these issues was held in Washington, D.C.  In February 2011 a joint stipulation of settled issues was filed addressing the depreciation issue in the Tax Court case.  As a result, the IRS agreed that Entergy was entitled to allocate all of the cash consideration to plant and equipment rather than to nuclear decommissioning trusts thereby entitling Entergy to its claimed depreciation.

Income Tax Audits

Entergy and its subsidiaries file U.S. federal and various state and foreign income tax returns.  Other than the matters discussed in the Income Tax Litigation section above, the IRS’s and substantially all state taxing authorities’ examinations are completed for years before 2004.

2002-2003 IRS Audit

In September 2009, Entergy entered into a partial agreement with the IRS for the years 2002 and 2003.  It is a partial agreement because Entergy did not agree to the IRS’s disallowance of foreign tax credits for the U.K. Windfall Tax and the street lighting depreciation issues as they relate to 2002.  As discussed above the, the IRS did not appeal the Tax Court ruling on the street lighting depreciation.  Therefore, the U.K. Windfall tax credit issue will be governed by the decision by the Fifth Circuit Court of Appeals for the tax years 1997 and 1998.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2004-2005 IRS Audit

The IRS issued its 2004-2005 Revenue Agent’s Report (RAR) in May 2009.

In June 2009, Entergy filed a formal protest with the IRS Appeals Division indicating disagreement with certain issues contained in the 2004-2005 RAR.  The major issues in dispute are:

•	Depreciation of street lighting assets (Because the IRS did not appeal the Tax Court’s 2010 decision on this issue, it will be fully allowed in the final Appeals Division calculations for this audit).
•	Qualified research expenditures for purposes of the research credit.
•	Inclusion of nuclear decommissioning liabilities in cost of goods sold.

The initial IRS appeals conference to discuss these disputed issues occurred in September 2010.  Negotiations are ongoing.

2006-2007 IRS Audit

The IRS issued its 2006-2007 RAR in October 2011.  In connection with the 2006-2007 IRS audit and resulting RAR, Entergy resolved the significant issues discussed below.

In August 2011, Entergy entered into a settlement agreement with the IRS relating to the mark-to-market income tax treatment of various wholesale electric power purchase and sale agreements, including Entergy Louisiana’s contract to purchase electricity from the Vidalia hydroelectric facility.  See Note 8 to the financial statements for further details regarding this contract and a previous LPSC-approved settlement regarding sharing of tax benefits from the tax treatment of the contract.

With respect to income tax accounting for wholesale electric power purchase agreements, Entergy recognized income for tax purposes of approximately $1.5 billion, which represents a reversal of previously deducted temporary differences on which deferred taxes had been provided.  Also in connection with this settlement, Entergy recognized a gain for income tax purposes of approximately $1.03 billion on the formation of a wholly-owned subsidiary in 2005 with a corresponding step-up in the tax basis of depreciable assets resulting in additional tax depreciation at Entergy Louisiana.  Because Entergy Louisiana is entitled to deduct additional tax depreciation of $1.03 billion in the future, Entergy Louisiana recorded a deferred tax asset for this additional tax basis.  The tax expense associated with the gain is offset by recording the deferred tax asset and by utilization of net operating losses.  With the recording of the deferred tax asset, there was a corresponding increase to Entergy Louisiana’s member’s equity account.  The agreement with the IRS effectively settled the tax treatment of various wholesale electric power purchase and sale agreements, resulting in the reversal in third quarter 2011 of approximately $422 million of deferred tax liabilities and liabilities for uncertain tax positions at Entergy Louisiana, with a corresponding reduction in income tax expense.  Under the terms of an LPSC-approved final settlement, Entergy Louisiana will share over a 15-year period a portion of the benefits of the settlement with its customers, and recorded a $199 million regulatory charge and a corresponding net-of-tax regulatory liability to reflect this obligation.

After consideration of the taxable income recognition and the additional depreciation deductions provided for in the settlement, Entergy’s net operating loss carryover was reduced by approximately $2.5 billion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Tax Matters

Entergy regularly negotiates with the IRS to achieve settlements.  The results of all pending litigations and audit issues could result in significant changes to the amounts of unrecognized tax benefits, as discussed above.

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

In the fourth quarter 2009, Entergy filed Applications for Change in Method of Accounting with the IRS for certain costs under Section 263A of the Internal Revenue Code.  In the Applications, Entergy proposed to treat the nuclear decommissioning liability associated with the operation of its nuclear power plants as a production cost properly includable in cost of goods sold.  The effect of this change for Entergy was a $5.7 billion reduction in 2009 taxable income within the Entergy Wholesale Commodities segment.

In March 2010, Entergy filed an Application for Change in Accounting Method with the IRS.  In the application Entergy proposed to change the definition of unit of property for its generation assets to determine the appropriate characterization of costs associated with such units as capital or repair under the Internal Revenue Code and related Treasury Regulations.  The effect of this change was an approximate $1.3 billion reduction in 2010 taxable income for Entergy, including reductions of $292 million for Entergy Arkansas, $132 million for Entergy Gulf States Louisiana, $185 million for Entergy Louisiana, $48 million for Entergy Mississippi, $45 million for Entergy Texas, $13 million for Entergy New Orleans, and $180 million for System Energy.

During the second quarter 2011, Entergy filed an Application for Change in Accounting Method with the IRS related to the allocation of overhead costs between production and non-production activities.  The accounting method affects the amount of overhead that will be capitalized or deducted for tax purposes.  The accounting method is expected to be implemented for the 2014 tax year.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of approximately $3.5 billion and expires in August 2012, which Entergy intends to renew before expiration.  Because the facility is now within one year of its expiration date, borrowings outstanding on the facility are classified as currently maturing long-term debt on the balance sheet.  Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of the credit facility.  The facility fee is currently 0.125% of the commitment amount.  Facility fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2011 was 0.745% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2011.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,451	$1,920	$28	$1,503

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

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of December 31, 2011 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2011

Entergy Arkansas	April 2012	$78 million (b)	3.25%	-
Entergy Gulf States Louisiana	August 2012	$100 million (c)	0.71%	-
Entergy Louisiana	August 2012	$200 million (d)	0.67%	$50 million
Entergy Mississippi	May 2012	$35 million (e)	2.05%	-
Entergy Mississippi	May 2012	$25 million (e)	2.05%	-
Entergy Mississippi	May 2012	$10 million (e)	2.05%	-
Entergy Texas	August 2012	$100 million (f)	0.77%	-

(a)	The interest rate is the rate as of December 31, 2011 that would be applied to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Louisiana to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facility allows Entergy Texas to issue letters of credit against the borrowing capacity of the facility.  As of December 31, 2011, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

The facility fees on the credit facilities range from 0.09% to 0.15% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2013.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2011 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	$168
Entergy Mississippi	$175	$2
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy	$200	-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of December 31, 2011:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2011
	(Dollars in Millions)

Entergy Arkansas VIE	July 2013	$85	2.43%	$35.9
Entergy Gulf States Louisiana VIE	July 2013	$85	2.25%	$29.4
Entergy Louisiana VIE	July 2013	$90	2.38%	$44.3
System Energy VIE	July 2013	$100	-	-

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

The variable interest entities had notes payable that are included in long-term debt on the respective balance sheets as of December 31, 2011 as follows:

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

In February 2012, System Energy VIE issued $50 million of 4.02% Series H notes due February 2017.  System Energy used the proceeds to purchase additional nuclear fuel.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2011 and 2010 consisted of:

Type of Debt and Maturity	Weighted Average Interest Rate December 31, 2011	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2011	2010	2011	2010
				(In Thousands)

Mortgage Bonds
2011-2016	4.18%	3.25%-6.20%	3.6%-6.2%	$865,000	$920,000
2017-2021	5.40%	3.75%-7.13%	3.75%-7.125%	2,435,000	2,160,000
2022-2026	5.27%	4.44%-5.66%	4.44%-5.66%	1,158,449	1,158,738
2027-2036	6.18%	5.65%-6.40%	5.65%-6.4%	868,145	868,546
2039-2051	6.22%	5.75%-7.88%	5.75%-7.875%	905,000	755,000

Governmental Bonds (a)
2011-2016	3.67%	2.88%-5.80%	2.875%-6.75%	42,795	90,135
2017-2021	4.83%	4.60%-5.00%	4.6%-5.0%	99,700	99,700
2022-2026	5.82%	4.60%-6.20%	4.6%-6.2%	415,005	455,005
2027-2030	5.00%	5.0%	5.0%	198,680	198,680

Securitization Bonds
2013-2020	4.05%	2.12%-5.79%	2.12%-5.79%	416,899	474,318
2021-2023	3.65%	2.04%-5.93%	2.30%-5.93%	653,948	457,100

Variable Interest Entities Notes Payable (Note 4)
2012-2016	4.96%	2.25%-9.00%	2.125%-9%	519,400	474,200

Entergy Corporation Notes
due March 2011	n/a	-	7.06%	-	86,000
due September 2015	n/a	3.625%	3.625%	550,000	550,000
due September 2020	n/a	5.125%	5.125%	450,000	450,000

Note Payable to NYPA	(b)	(b)	(b)	133,363	155,971
5 Year Credit Facility (Note 4)	n/a	0.75%	0.78%	1,920,000	1,632,120
Long-term DOE Obligation (c)	-	-	-	181,031	180,919
Waterford 3 Lease Obligation (d)	n/a	7.45%	7.45%	188,255	223,802
Grand Gulf Lease Obligation (d)	n/a	5.13%	5.13%	178,784	222,280
Bank Credit Facility – Entergy Louisiana	n/a	0.67%	-	50,000	-
Unamortized Premium and Discount - Net				(9,531)	(10,181)
Other				16,523	14,372
Total Long-Term Debt				12,236,446	11,616,705
Less Amount Due Within One Year				2,192,733	299,548
Long-Term Debt Excluding Amount Due Within One Year				$10,043,713	$11,317,157

Fair Value of Long-Term Debt (e)				$12,176,251	$10,988,646

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
(b)	These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%.
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
(e)
The fair value excludes lease obligations of $188 million at Entergy Louisiana and $179 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $133 million at Entergy, and includes debt due within one year.  Fair values are based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2011, for the next five years are as follows:

Amount
(In Thousands)

2012	$2,124,679
2013	$707,684
2014	$135,899
2015	$860,566
2016	$344,850

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

Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through July 2013.  Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2012.  Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2012.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);
•	permit the continued commercial operation of Grand Gulf;
•	pay in full all System Energy indebtedness for borrowed money when due; and
•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-term debt for the Registrant Subsidiaries as of December 31, 2011 and 2010 consisted of:

	2011	2010
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
5.40% Series due August 2013	$300,000	$300,000
5.0% Series due July 2018	115,000	115,000
3.75% Series due February 2021	350,000	350,000
5.66% Series due February 2025	175,000	175,000
5.9% Series due June 2033	100,000	100,000
6.38% Series due November 2034	60,000	60,000
5.75% Series due November 2040	225,000	225,000
Total mortgage bonds	1,325,000	1,325,000

Governmental Bonds (a):
4.6% Series due 2017, Jefferson County (d)	54,700	54,700
5.0% Series due 2021, Independence County (d)	45,000	45,000
Total governmental bonds	99,700	99,700

Variable Interest Entity Notes Payable (Note 4):
5.60% Series G due September 2011	-	35,000
9% Series H due June 2013	30,000	30,000
5.69% Series I due July 2014	70,000	70,000
3.23% Series J due July 2016	55,000	-
Total variable interest entity notes payable	155,000	135,000

Securitization Bonds:
2.30% Series Senior Secured due August 2021	113,792	124,100
Total securitization bonds	113,792	124,100

Other:
Long-term DOE Obligation (b)	181,031	180,919
Unamortized Premium and Discount – Net	(733)	(812)
Other	2,131	3

Total Long-Term Debt	1,875,921	1,863,910
Less Amount Due Within One Year	-	35,000
Long-Term Debt Excluding Amount Due Within One Year	$1,875,921	$1,828,910

Fair Value of Long-Term Debt (c)	$1,756,361	$1,712,663

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2011	2010
	(In Thousands)
Entergy Gulf States Louisiana
Mortgage Bonds:
6.0% Series due May 2018	$375,000	$375,000
3.95% Series due October 2020	250,000	250,000
5.59% Series due October 2024	300,000	300,000
6.2% Series due July 2033	240,000	240,000
6.18% Series due March 2035	85,000	85,000
Total mortgage bonds	1,250,000	1,250,000

Governmental Bonds (a):
6.75% Series due 2012, Calcasieu Parish	-	26,170
6.7% Series due 2013, Pointe Coupee Parish	-	9,460
5.7% Series due 2014, Iberville Parish	-	11,710
2.875% Series due 2015, Louisiana Public Facilities Authority (d)	31,955	31,955
5.8% Series due 2016, West Feliciana Parish	10,840	10,840
5.0% Series due 2028, Louisiana Public Facilities Authority (d)	83,680	83,680
Total governmental bonds	126,475	173,815

Variable Interest Entity Notes Payable (Note 4):
5.41% Series O due July 2012	60,000	60,000
5.56% Series N due May 2013	75,000	75,000
Credit Facility due July 2013, weighted avg rate 2.25%	29,400	24,200
Total variable interest entity notes payable	164,400	159,200

Other:
Unamortized Premium and Discount - Net	(2,048)	(2,287)
Other	3,603	3,604

Total Long-Term Debt	1,542,430	1,584,332
Less Amount Due Within One Year	60,000	-
Long-Term Debt Excluding Amount Due Within One Year	$1,482,430	$1,584,332

Fair Value of Long-Term Debt (c)	$1,642,388	$1,643,514

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2011	2010
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
6.50% Series due September 2018	$300,000	$300,000
4.8% Series due May 2021	200,000	-
5.40% Series due November 2024	400,000	400,000
4.44% Series due January 2026	250,000	250,000
6.4% Series due October 2034	70,000	70,000
6.3% Series due September 2035	100,000	100,000
6.0% Series due March 2040	150,000	150,000
5.875% Series due June 2041	150,000	150,000
Total mortgage bonds	1,620,000	1,420,000

Governmental Bonds (a):
5.0% Series due 2030, Louisiana Public Facilities Authority (d)	115,000	115,000
Total governmental bonds	115,000	115,000

Variable Interest Entity Notes Payable (Note 4):
5.69% Series E due July 2014	50,000	50,000
3.30% Series F due March 2016	20,000	-
Total variable interest entity notes payable	70,000	50,000

Securitization Bonds:
2.04% Series Senior Secured due June 2021	207,156	-
Total securitization bonds	207,156	-

Other:
Waterford 3 Lease Obligation 7.45% (Note 10)	188,255	223,802
Bank Credit Facility, weighted average rate 0.67% (Note 4)	50,000	-
Unamortized Premium and Discount - Net	(1,912)	(1,689)
Other	3,813	3

Total Long-Term Debt	2,252,312	1,807,116
Less Amount Due Within One Year	75,309	35,550
Long-Term Debt Excluding Amount Due Within One Year	$2,177,003	$1,771,566

Fair Value of Long-Term Debt (c)	$2,211,355	$1,515,121

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2011	2010
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
4.65% Series due May 2011	$-	$80,000
5.15% Series due February 2013	100,000	100,000
5.92% Series due February 2016	-	100,000
3.25% Series due June 2016	125,000	-
4.95% Series due June 2018	95,000	95,000
6.64% Series due July 2019	150,000	150,000
6.0% Series due November 2032	75,000	75,000
6.25% Series due April 2034	100,000	100,000
6.20% Series due April 2040	80,000	80,000
6.0% Series due May 2051	150,000	-
Total mortgage bonds	875,000	780,000

Governmental Bonds (a):
4.60% Series due 2022, Mississippi Business Finance Corp.(d)	16,030	16,030
4.90% Series due 2022, Independence County (d)	30,000	30,000
Total governmental bonds	46,030	46,030

Other:
Unamortized Premium and Discount - Net	(591)	(652)

Total Long-Term Debt	920,439	825,378
Less Amount Due Within One Year	-	80,000
Long-Term Debt Excluding Amount Due Within One Year	$920,439	$745,378

Fair Value of Long-Term Debt (c)	$985,600	$802,045

	2011	2010
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
5.25% Series due August 2013	$70,000	$70,000
5.10% Series due December 2020	25,000	25,000
5.6% Series due September 2024	33,449	33,738
5.65% Series due September 2029	38,145	38,546
Total mortgage bonds	166,594	167,284

Other:
Unamortized Premium and Discount - Net	(57)	(69)

Total Long-Term Debt	166,537	167,215
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$166,537	$167,215

Fair Value of Long-Term Debt (c)	$169,270	$171,077

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2011	2010
	(In Thousands)
Entergy Texas
Mortgage Bonds:
3.60% Series due June 2015	$200,000	$200,000
7.125% Series due February 2019	500,000	500,000
4.1% Series due September 2021	75,000	-
7.875% Series due June 2039	150,000	150,000
Total mortgage bonds	925,000	850,000

Securitization Bonds:
5.51% Series Senior Secured, Series A due October 2013	18,494	38,152
5.79% Series Senior Secured, Series A due October 2018	121,600	121,600
5.93% Series Senior Secured, Series A due June 2022	114,400	114,400
2.12% Series Senior Secured due February 2016	132,005	169,766
3.65% Series Senior Secured due August 2019	144,800	144,800
4.38% Series Senior Secured due November 2023	218,600	218,600
Total securitization bonds	749,899	807,318

Other:
Unamortized Premium and Discount - Net	(3,103)	(3,419)
Other	5,331	5,331

Total Long-Term Debt	1,677,127	1,659,230
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$1,677,127	$1,659,230

Fair Value of Long-Term Debt (c)	$1,906,081	$1,822,219

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2011	2010
	(In Thousands)
System Energy
Mortgage Bonds:
6.2% Series due October 2012	$70,000	$70,000
Total mortgage bonds	70,000	70,000

Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
6.2% Series due 2026, Claiborne County	50,000	90,000
Total governmental bonds	368,975	408,975

Variable Interest Entity Notes Payable (Note 4):
6.29% Series F due September 2013	70,000	70,000
5.33% Series G due April 2015	60,000	60,000
Total variable interest entity notes payable	130,000	130,000

Other:
Grand Gulf Lease Obligation 5.13% (Note 10)	178,784	222,280
Unamortized Premium and Discount - Net	(714)	(789)
Other	3	2

Total Long-Term Debt	747,048	830,468
Less Amount Due Within One Year	110,163	33,740
Long-Term Debt Excluding Amount Due Within One Year	$636,885	$796,728

Fair Value of Long-Term Debt (c)	$582,952	$611,837

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
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

(c)
The fair value excludes lease obligations of $188 million at Entergy Louisiana and $179 million at System Energy and long-term DOE obligations of $181 million at Entergy Arkansas, and includes debt due within one year.  Fair values are based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.

(d)	The bonds are secured by a series of collateral first mortgage bonds.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2011, for the next five years are as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

2012	-	$60,000	$50,000	-	-	-	$70,000
2013	$330,000	$104,400	-	$100,000	$70,000	$18,494	$70,000
2014	$70,000	-	$50,000	-	-	-	-
2015	-	$31,955	-	-	-	$200,000	$60,000
2016	$55,000	$10,840	$20,000	$125,000	-	$132,005	-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Corporation Debt Issuance

In January 2012, Entergy Corporation issued $500 million of 4.70% senior notes due January 2017.  Entergy Corporation used the proceeds to repay borrowings under its $3.5 billion credit facility.

Entergy Louisiana Debt Issuances

On December 14, 2011, Entergy Louisiana issued $750 million of 1.1007% Series first mortgage bonds, due December 31, 2012, to Entergy Corporation.  Entergy Louisiana repurchased the bonds at par, plus accrued interest of $161 thousand, on December 22, 2011.

In January 2012, Entergy Louisiana issued $250 million of 1.875% Series first mortgage bonds due December 2014.  Entergy Louisiana used the proceeds to repay short-term borrowings under the Entergy System money pool.

Entergy Arkansas Securitization Bonds

In June 2010 the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas’s January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  The bonds have a coupon of 2.30% and an expected maturity date of August 2021.  Although the principal amount is not due until the date given above, Entergy Arkansas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $12.2 million for 2012, $12.6 million for 2013, $12.8 million for 2014, $13.2 million for 2015, and $13.4 million for 2016.  With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011, the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the cancelled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04% and an expected maturity date of June 2021.  Although the principal amount is not due until the date given above, Entergy Louisiana Investment Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $25.6 million for 2012, $16.6 million for 2013, $21.9 million for 2014, $20.5 million for 2015, and $21.6 million for 2016.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds.  In accordance with the financing order, Entergy Louisiana will apply the proceeds it received from the sale of the investment recovery property as a reimbursement for previously-incurred investment recovery costs.  The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Although the principal amount of each tranche is not due until the dates given above, Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next five years in the amounts of $20.8 million for 2012, $21.9 million for 2013, $23.2 million for 2014, $24.6 million for 2015, and $26.0 million for 2016.  Of the scheduled principal payments for 2012, $18.5 million are for Tranche A-1 and $2.3 million are for Tranche A-2, and all of the scheduled principal payments for 2013-2016 are for Tranche A-2.

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

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $38.6 million for 2012, $39.4 million for 2013, $40.2 million for 2014, $41.2 million for 2015, and $42.6 million for 2016.  All of the scheduled principal payments for 2012-2014 are for Tranche A-1, $13.8 million of the scheduled principal payments for 2015 are for Tranche A-1 and $27.4 million are for Tranche A-2, and all of the scheduled principal payments for 2016 are for Tranche A-2.

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

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and minority interest for Entergy Corporation subsidiaries as of December 31, 2011 and 2010 are presented below.  All series of the Utility preferred stock are redeemable at the option of the related company.

	Shares/Units Authorized		Shares/Units Outstanding
	2011	2010	2011	2010	2011	2010
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-6.45% Series	3,413,500	3,413,500	3,413,500	3,413,500	$116,350	$116,350
Entergy Gulf States Louisiana, Series A 8.25%	100,000	100,000	100,000	100,000	10,000	10,000
Entergy Louisiana, 6.95% Series (a)	1,000,000	1,000,000	840,000	840,000	84,000	84,000
Entergy Mississippi, 4.36%-6.25% Series	1,403,807	1,403,807	1,403,807	1,403,807	50,381	50,381
Entergy New Orleans, 4.36%-5.56% Series	197,798	197,798	197,798	197,798	19,780	19,780
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	6,115,105	6,115,105	5,955,105	5,955,105	280,511	280,511

Entergy Wholesale Commodities:
Preferred Stock without sinking fund:
Entergy Asset Management, 8.95% rate (b)	1,000,000	1,000,000	-	305,240	-	29,375
Other	-	-	-	-	-	852
Total Subsidiaries’ Preferred Stock without sinking fund	7,115,105	7,115,105	5,955,105	6,260,345	$280,511	$310,738

(a)	In 2007, Entergy Louisiana Holdings, an Entergy subsidiary, purchased 160,000 of these shares from the holders.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(b)
Upon the sale of Class B preferred shares in December 2009, Entergy Asset Management had issued and outstanding Class A and Class B preferred shares.  On December 20, 2011, Entergy Asset Management purchased all of the outstanding Class B preferred shares from the holder thereof; currently, there are no outstanding Class B preferred shares.  On December 20, 2011, Entergy Asset Management purchased all of the outstanding Class A preferred shares (278,905 shares) that were held by a third party; currently, there are 4,759 shares held by an Entergy affiliate.

At December 31, 2011 and 2010, Entergy Gulf States Louisiana had outstanding 100,000 units of no par value 8.25% Series Preferred Membership Interests that were initially issued by Entergy Gulf States, Inc. as preference stock.  The preference shares were converted into the preferred units as part of the jurisdictional separation.  The distributions are cumulative and payable quarterly beginning March 15, 2008.  The preferred membership interests are redeemable on or after December 15, 2015, at Entergy Gulf States Louisiana’s option, at the fixed redemption price of $100 per unit.

The number of shares and units authorized and outstanding and dollar value of preferred stock and membership interests for Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2011 and 2010 are presented below.  All series of the Utility operating companies’ preferred stock and membership interests are redeemable at the respective company’s option at the call prices presented.  Dividends and distributions paid on all of Entergy’s preferred stock and membership interests series are eligible for the dividends received deduction.  The dividends received deduction is limited by Internal Revenue Code section 244 for the following preferred stock series: Entergy Arkansas 4.72%, Entergy Mississippi 4.56%, and Entergy New Orleans 4.75%.

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price per Share as of December 31,
	2011	2010	2011	2010	2011
Entergy Arkansas Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
6.08% Series	100,000	100,000	10,000	10,000	$102.83
Cumulative, $25 par value:
6.45% Series (a)	3,000,000	3,000,000	75,000	75,000	$-
Total without sinking fund	3,413,500	3,413,500	$116,350	$116,350

	Units Authorized and Outstanding		Dollars (In Thousands)		Call Price per Unit as of December 31,
	2011	2010	2011	2010	2011
Entergy Gulf States Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
8.25% Series (b)	100,000	100,000	$10,000	$10,000	$-
Total without sinking fund	100,000	100,000	$10,000	$10,000

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Units Authorized and Outstanding		Dollars (In Thousands)		Call Price per Unit as of December 31,
	2011	2010	2011	2010	2011
Entergy Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
6.95% Series (c)	1,000,000	1,000,000	$100,000	$100,000	$-
Total without sinking fund	1,000,000	1,000,000	$100,000	$100,000

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price per Share as of December 31,
	2011	2010	2011	2010	2011
Entergy Mississippi Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.88
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
Cumulative, $25 par value
6.25% Series (d)	1,200,000	1,200,000	30,000	30,000	$-
Total without sinking fund	1,403,807	1,403,807	$50,381	$50,381

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price per Share as of December 31,
	2011	2010	2011	2010	2011
Entergy New Orleans Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	60,000	60,000	$6,000	$6,000	$104.58
4.75% Series	77,798	77,798	7,780	7,780	$105.00
5.56% Series	60,000	60,000	6,000	6,000	$102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

(a)	Series is callable at par.
(b)	Series is callable at par on and after December 15, 2015.
(c)	Series is callable at par.
(d)	Series is callable at par.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.    COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

Common stock and treasury stock shares activity for Entergy for 2011, 2010, and 2009 is as follows:

	2011		2010		2009
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares

Beginning Balance, January 1	254,752,788	76,006,920	254,752,788	65,634,580	248,174,087	58,815,518
Equity Unit Transaction	-	-	-	-	6,578,701	-
Repurchases	-	3,475,000	-	11,490,551	-	7,680,000
Issuances:
Employee Stock-Based Compensation Plans	-	(1,079,008)	-	(1,113,411)	-	(856,390)
Directors’ Plan	-	(5,924)	-	(4,800)	-	(4,548)
Ending Balance, December 31	254,752,788	78,396,988	254,752,788	76,006,920	254,752,788	65,634,580

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

In January 2007, the Board approved a repurchase program that authorized Entergy to repurchase up to $1.5 billion of its common stock.  In January 2008, the Board authorized an incremental $500 million share repurchase program to enable Entergy to consider opportunistic purchases in response to equity market conditions.  Entergy completed both the $1.5 billion and $500 million programs in the third quarter 2009.  In October 2009, the Board granted authority for an additional $750 million share repurchase program which was completed in the fourth quarter 2010.  In October 2010, the Board granted authority for an additional $500 million share repurchase program.  As of December 31, 2011, $350 million remains under the $500 million share repurchase program.

Retained Earnings and Dividend Restrictions

Provisions within the articles of incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred equity.  As of December 31, 2011, under provisions in their mortgage indentures, Entergy Arkansas and Entergy Mississippi had retained earnings

Entergy Corporation and Subsidiaries
Notes to Financial Statements

unavailable for distribution to Entergy Corporation of $394.9 million and $68.5 million, respectively.  Entergy Corporation received dividend payments from subsidiaries totaling $595 million in 2011, $580 million in 2010, and $417 million in 2009.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  Accumulated other comprehensive income (loss) in the balance sheets included the following components:

	Entergy		Entergy Gulf States Louisiana		Entergy Louisiana
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In Thousands)

Cash flow hedges net unrealized gain	$177,497	$106,258	$-	$-	$-	$-
Pension and other postretirement liabilities	(499,556)	(276,466)	(69,610)	(40,304)	(39,507)	(24,962)
Net unrealized investment gains	150,939	129,685	-	-	-	-
Foreign currency translation	2,668	2,311	-	-	-	-
Total	($168,452)	($38,212)	($69,610)	($40,304)	($39,507)	($24,962)

Other comprehensive income and total comprehensive income for years ended December 31, 2011, 2010, and 2009 are presented in Entergy’s, Entergy Gulf States Louisiana’s, and Entergy Louisiana’s Statements of Comprehensive Income.

NOTE 8.   COMMITMENTS AND CONTINGENCIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material effect on Entergy’s results of operations, cash flows, or financial condition.  Entergy discusses regulatory proceedings in Note 2 to the financial statements and discusses tax proceedings in Note 3 to the financial statements.

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $185.6 million in 2011, $216.5 million in 2010, and $204.9 million in 2009.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $172.1 million in 2012, and a total of $2.5 billion for the years 2013 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to ten years, beginning in October 2002.  In addition, in accordance with an LPSC settlement, Entergy Louisiana credited rates in August 2007 by $11.3 million (including interest) as a result of a settlement with the IRS of the 2001 tax treatment of the Vidalia contract.  As

Entergy Corporation and Subsidiaries
Notes to Financial Statements

discussed in more detail in Note 3 to the financial statements, in August 2011, Entergy agreed to a settlement with the IRS regarding the mark-to-market income tax treatment of various wholesale electric power purchase and sale agreements, including the Vidalia agreement.  In October 2011, the LPSC approved a final settlement under which Entergy Louisiana agreed to share the remaining benefits of this tax accounting election by crediting customers an additional $20.235 million per year for 15 years beginning January 2012.  Entergy Louisiana recorded a $199 million regulatory charge and a corresponding net-of-tax regulatory liability to reflect this obligation.  The provisions of the settlement also provide that the LPSC shall not recognize or use Entergy Louisiana’s use of the cash benefits from the tax treatment in setting any of Entergy Louisiana’s rates.  Therefore, to the extent Entergy Louisiana’s use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes.

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

1.
The primary level is private insurance underwritten by American Nuclear Insurers (ANI) and provides public liability insurance coverage of $375 million.  If this amount is not sufficient to cover claims arising from an accident, the second level, Secondary Financial Protection, applies.

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

3.
In the event that one or more acts of terrorism cause a nuclear power plant accident, which results in third-party damages – off-site property and environmental damage, off-site bodily injury, and on-site third-party bodily injury (i.e. contractors); the primary level provided by ANI combined with the Secondary Financial Protection would provide $12.6 billion in coverage.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Property Insurance

Entergy’s nuclear owner/licensee subsidiaries are members of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage, including decontamination and premature decommissioning expense, to the members’ nuclear generating plants.  Effective April 1, 2011, Entergy was insured against such losses per the following structures:

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

In addition, Waterford 3, Grand Gulf, and the Entergy Wholesale Commodities plants are also covered under NEIL’s Accidental Outage Coverage program.  This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible period.  The following summarizes this coverage effective April 1, 2011:

Waterford 3
•	$2.95 million weekly indemnity
•	$413 million maximum indemnity
•	Deductible: 26 week deductible period

Grand Gulf
•	$400,000 weekly indemnity (total for four policies)
•	$56 million maximum indemnity (total for four policies)
•	Deductible: 26 week deductible period

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Indian Point 2, Indian Point 3, and Palisades
•	$4.5 million weekly indemnity
•	$490 million maximum indemnity
•	Deductible: 12 week deductible period

FitzPatrick and Pilgrim
•	$4.0 million weekly indemnity
•	$490 million maximum indemnity
•	Deductible: 12 week deductible period

Vermont Yankee
•	$3.5 million weekly indemnity
•	$435 million maximum indemnity
•	Deductible: 12 week deductible period

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective April 1, 2011, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$20.1
Entergy Gulf States Louisiana	$16.3
Entergy Louisiana	$19.3
Entergy Mississippi	$0.07
Entergy New Orleans	$0.07
Entergy Texas	N/A
System Energy	$16.3

Entergy Wholesale Commodities	$-

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

Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties.  Excluded property generally includes above-ground transmission and distribution lines, poles, and towers.  The primary layer consists of a $65 million layer in excess of the self-insured retention and the excess layer consists of a $335 million layer in excess of the $65 million primary layer.  Both layers are placed on a quota share basis through several insurers.  This coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the owners of the nuclear power plants in the Entergy Wholesale Commodities segment.  Entergy also, purchases $300 million in terrorism insurance coverage for its conventional property.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Asbestos Litigation (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

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

Grand Gulf - Related Agreements

Capital Funds Agreement (Entergy Corporation and System Energy)

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by the FERC.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  The agreement will remain in effect until terminated by the parties and the termination is approved by the FERC, most likely upon Grand Gulf’s retirement from service.  Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2011 under the agreement are approximately $17.2 million for Entergy Arkansas, $6.9 million for Entergy Louisiana, $14.4 million for Entergy Mississippi, and $8.4 million for Entergy New Orleans.

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas-17.1%, Entergy Louisiana-26.9%, Entergy Mississippi-31.3%, and Entergy New Orleans-24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy’s operating expenses as defined, including an amount sufficient to amortize the cost of Grand Gulf 2 over 27 years (See Reallocation Agreement terms below) and expenses incurred in connection with a permanent shutdown of Grand Gulf.  System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations.  Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement.  Accordingly, no payments under the Availability Agreement have ever been required.  If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Under the provisions of the reimbursement agreement relating to the letters of credit, System Energy has agreed to a number of covenants regarding the maintenance of certain capitalization and fixed charge coverage ratios.  System Energy agreed, during the term of the reimbursement agreement, to maintain a ratio of debt to total liabilities and equity less than or equal to 70%.  In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense of at least 1.50 times earnings.  As of December 31, 2011, System Energy was in compliance with these covenants.

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

	December 31,
	2011	2010
	(In Millions)

Entergy Arkansas	($16.4)	($24.0)
Entergy Gulf States Louisiana	($30.3)	($24.9)
Entergy Louisiana	($62.6)	($52.9)
Entergy Mississippi	$48.5	$46.1
Entergy New Orleans	$16.3	$15.4
Entergy Texas	$4.5	$7.3
System Energy	$11.8	$12.2

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2011 by Entergy were as follows:

	Liabilities as of December 31, 2010	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2011
			(In Millions)
Utility:
Entergy Arkansas	$602.2	$38.0	$-	$-	$640.2
Entergy Gulf States Louisiana	$339.9	$19.9	$-	$-	$359.8
Entergy Louisiana	$321.2	$24.6	$-	$-	$345.8
Entergy Mississippi	$5.4	$0.3	$-	$-	$5.7
Entergy New Orleans	$3.4	$0.2	$-	($0.7)	$2.9
Entergy Texas	$3.6	$0.3	$-	$-	$3.9
System Energy	$452.8	$31.5	($38.9)	$-	$445.4

Entergy Wholesale Commodities	$1,420.0	$115.6	($34.1)	($8.6)	$1,492.9

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2010 by Entergy were as follows:

	Liabilities as of December 31, 2009	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2010
			(In Millions)
Utility:
Entergy Arkansas	$566.4	$35.8	$-	$-	$602.2
Entergy Gulf States Louisiana	$321.2	$18.7	$-	$-	$339.9
Entergy Louisiana	$298.2	$23.0	$-	$-	$321.2
Entergy Mississippi	$5.1	$0.3	$-	$-	$5.4
Entergy New Orleans	$3.2	$0.2	$-	$-	$3.4
Entergy Texas	$3.4	$0.2	$-	$-	$3.6
System Energy	$421.4	$31.4	$-	$-	$452.8

Entergy Wholesale Commodities	$1,320.6	$107.6	$-	($8.2)	$1,420.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy periodically reviews and updates estimated decommissioning costs.  The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.  As described below, during 2011 Entergy updated decommissioning cost estimates for certain nuclear power plants.  There were no updates to decommissioning cost estimates for 2010.

In the first quarter of 2011, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $38.9 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

In the fourth quarter of 2011, Entergy Wholesale Commodities recorded a reduction of $34.1 million in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study obtained to comply with a state regulatory requirement.  The revised cost study resulted in a change in the undiscounted cash flows and a credit to decommissioning expense of $34.1 million ($21 million net-of-tax) was recorded, reflecting the excess of the reduction in the liability over the amount of undepreciated assets.

For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retained the decommissioning trusts and the decommissioning liability.  NYPA and Entergy subsidiaries executed decommissioning agreements, which specify their decommissioning obligations.  NYPA has the right to require the Entergy subsidiaries to assume the decommissioning liability provided that it assigns the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries.  If the decommissioning liability is retained by NYPA, the Entergy subsidiaries will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts.  Entergy recorded an asset, which is now $521.6 million as of December 31, 2011, representing its estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning cost estimated in an independent decommissioning cost study.  The asset is increased by monthly accretion based on the applicable discount rate necessary to ultimately provide for the estimated future value of the decommissioning contract.  The monthly accretion is recorded as interest income.

Entergy maintains decommissioning trust funds that are committed to meeting the costs of decommissioning the nuclear power plants.  The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets of Entergy as of December 31, 2011 are as follows:

	Decommissioning Trust Fair Values	Regulatory Asset
	(In Millions)

Utility:
ANO 1 and ANO 2	$541.7	$181.5
River Bend	$420.9	$5.5
Waterford 3	$254.0	$116.1
Grand Gulf	$423.4	$59.6
Entergy Wholesale Commodities	$2,148.0	$-

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

General

As of December 31, 2011, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) with minimum lease payments as follows:

Year	Operating Leases	Capital Leases
	(In Thousands)

2012	$84,860	$6,494
2013	78,552	6,494
2014	78,559	4,694
2015	62,043	4,615
2016	37,963	4,457
Years thereafter	166,445	38,025
Minimum lease payments	508,422	64,779
Less: Amount representing interest	-	23,621
Present value of net minimum lease payments	$508,422	$41,158

Total rental expenses for all leases (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $75.3 million in 2011, $80.8 million in 2010, and $71.6 million in 2009.

As of December 31, 2011, the Registrant Subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Capital Leases

Year	Entergy Arkansas	Entergy Mississippi
	(In Thousands)

2012	$237	$3,370
2013	237	3,370
2014	237	1,570
2015	158	1,570
2016	-	1,570
Years thereafter	-	1,701
Minimum lease payments	869	13,151
Less: Amount representing interest	530	2,430
Present value of net minimum lease payments	$339	$10,721

Operating Leases

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2012	$22,843	$11,437	$9,068	$6,192	$1,698	$5,646
2013	21,318	10,904	7,876	5,568	1,464	5,435
2014	20,296	17,596	6,522	4,466	1,320	4,028
2015	21,692	8,341	5,540	3,324	1,077	1,999
2016	7,545	7,901	2,171	1,878	728	1,066
Years thereafter	5,013	65,565	1,801	6,156	604	1,274
Minimum lease payments	$98,707	$121,744	$32,978	$27,584	$6,891	$19,448

Rental Expenses

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2011	$13.4	$12.2	$12.2	$5.2	$1.7	$8.4	$1.6
2010	$13.0	$12.5	$11.7	$5.5	$1.7	$7.4	$1.4
2009	$12.0	$11.6	$10.7	$5.3	$1.6	$9.9	$1.3

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment.  Railcar operating lease payments were $8.3 million in 2011, $8.4 million in 2010, and $7.2 million in 2009 for Entergy Arkansas and $2.0 million in 2011, $2.3 million in 2010, and $3.1 million in 2009 for Entergy Gulf States Louisiana.  Oil tank facilities lease payments for Entergy Mississippi were $3.4 million in 2011, $3.4 million in 2010, and $3.4 million in 2009.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Upon the occurrence of certain events, Entergy Louisiana may be obligated to assume the outstanding bonds used to finance the purchase of the interests in the unit and to pay an amount sufficient to withdraw from the lease transaction.  Such events include lease events of default, events of loss, deemed loss events, or certain adverse “Financial Events.”  “Financial Events” include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure period, to maintain (i) total equity capital (including preferred membership interests) at least equal to 30% of adjusted capitalization, or (ii) a fixed charge coverage ratio of at least 1.50 computed on a rolling 12 month basis.  As of December 31, 2011, Entergy Louisiana was in compliance with these provisions.

As of December 31, 2011, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:

Amount
(In Thousands)

2012	$39,067
2013	26,301
2014	31,036
2015	28,827
2016	16,938
Years thereafter	106,335
Total	248,504
Less: Amount representing interest	60,249
Present value of net minimum lease payments	$188,255

Grand Gulf Lease Obligations

In 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million.  The interests represent approximately 11.5% of Grand Gulf.  The leases expire in 2015.  Under certain circumstances, System Entergy may repurchase the leased interests prior to the end of the term of the leases.  At the end of the lease terms, System Energy has the option to repurchase the leased interests in Grand Gulf at fair market value or to renew the leases for either fair market value or, under certain conditions, a fixed rate.

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation.  However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a

Entergy Corporation and Subsidiaries
Notes to Financial Statements

FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory asset (liability) of ($2.0) million and $60.6 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, System Energy had future minimum lease payments (reflecting an implicit rate of 5.13%), which are recorded as long-term debt as follows:

Amount
(In Thousands)

2012	$49,959
2013	50,546
2014	51,637
2015	52,253
2016	-
Years thereafter	-
Total	204,395
Less: Amount representing interest	25,611
Present value of net minimum lease payments	$178,784

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

The assets of the seven qualified pension plans are held in a master trust established by Entergy.  Each pension plan has an undivided beneficial interest in each of the investment accounts of the master trust that is maintained by a trustee.  Use of the master trust permits the commingling of the trust assets of the pension plans of Entergy Corporation and its Registrant Subsidiaries for investment and administrative purposes.  Although assets are commingled in the master trust, the trustee maintains supporting records for the purpose of allocating the equity in net earnings (loss) and the administrative expenses of the investment accounts to the various participating pension plans.  The fair value of the trust assets is determined by the trustee and certain investment managers.  The trustee calculates a daily earnings factor, including realized and unrealized gains or losses, collected and accrued income, and administrative expenses, and allocates earnings to each plan in the master trust on a pro rata basis.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2011, 2010, and 2009 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2011	2010	2009
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$121,961	$104,956	$89,646
Interest cost on projected benefit obligation	236,992	231,206	218,172
Expected return on assets	(301,276)	(259,608)	(249,220)
Amortization of prior service cost	3,350	4,658	4,997
Recognized net loss	92,977	65,901	22,401
Net periodic pension costs	$154,004	$147,113	$85,996

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$1,045,624	$232,279	$76,799
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(3,350)	(4,658)	(4,997)
Amortization of net loss	(92,977)	(65,901)	(22,401)
Total	949,297	161,720	49,401

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$1,103,301	$308,834	$135,397

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$2,733	$3,350	$4,658
Net loss	$169,064	$92,977	$65,901

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2011, 2010, and 2009 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$18,072	$9,848	$11,543	$5,308	$2,242	$4,788	$4,941
Interest cost on projected benefit obligation	51,965	23,713	32,636	15,637	7,050	15,971	11,758
Expected return on assets	(62,434)	(33,358)	(38,866)	(20,152)	(8,455)	(22,005)	(15,138)
Amortization of prior service cost	459	79	280	152	35	65	16
Recognized net loss	25,681	9,118	17,990	6,717	4,666	5,579	5,284
Net pension cost	$33,743	$9,400	$23,583	$7,662	$5,538	$4,398	$6,861

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$217,989	$102,329	$137,100	$56,714	$29,297	$64,662	$52,876
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(459)	(79)	(280)	(152)	(35)	(65)	(16)
Amortization of net loss	(25,681)	(9,118)	(17,990)	(6,717)	(4,666)	(5,579)	(5,284)
Total	$191,849	$93,132	$118,830	$49,845	$24,596	$59,018	$47,576

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$225,592	$102,532	$142,413	$57,507	$30,134	$63,416	$54,437

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$200	$19	$208	$30	$7	$15	$13
Net loss	$41,309	$16,295	$28,486	$10,667	$6,935	$10,261	$9,135

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$15,775	$8,462	$9,770	$4,651	$2,063	$4,267	$4,132
Interest cost on projected benefit obligation	49,277	24,377	28,541	15,230	6,040	15,869	9,009
Expected return on assets	(50,635)	(30,752)	(32,775)	(17,252)	(7,236)	(20,549)	(11,808)
Amortization of prior service cost	782	302	474	318	177	237	34
Recognized net loss	16,506	7,622	8,604	4,361	2,544	3,208	523
Net pension cost	$31,705	$10,011	$14,614	$7,308	$3,588	$3,032	$1,890

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$97,117	$4,748	$99,129	$21,801	$22,600	$17,316	$56,756
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(782)	(302)	(474)	(318)	(177)	(237)	(34)
Amortization of net loss	(16,506)	(7,622)	(8,604)	(4,361)	(2,544)	(3,208)	(523)
Total	$79,829	($3,176)	$90,051	$17,122	$19,879	$13,871	$56,199

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$111,534	$6,835	$104,665	$24,430	$23,467	$16,903	$58,089

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$459	$79	$280	$152	$35	$65	$16
Net loss	$25,681	$9,118	$17,990	$6,717	$4,666	$5,579	$5,284

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$13,601	$6,993	$7,896	$3,981	$1,701	$3,668	$3,519
Interest cost on projected benefit obligation	47,043	21,116	27,760	14,706	5,878	15,741	8,555
Expected return on assets	(48,749)	(30,065)	(32,789)	(16,943)	(7,261)	(20,740)	(11,064)
Amortization of prior service cost	849	438	474	341	206	321	34
Recognized net loss	7,058	319	2,817	1,289	1,225	168	439
Net pension cost/(income)	$19,802	($1,199)	$6,158	$3,374	$1,749	($842)	$1,483

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss/(gain)	$32,528	$36,704	$7,113	$5,609	$724	($3,444)	$5,076
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(849)	(438)	(474)	(341)	(206)	(321)	(34)
Amortization of net loss	(7,058)	(319)	(2,817)	(1,289)	(1,225)	(168)	(439)
Total	$24,621	$35,947	$3,822	$3,979	($707)	($3,933)	$4,603

Total recognized as net periodic pension cost/(income), regulatory asset, and/or AOCI (before tax)	$44,423	$34,748	$9,980	$7,353	$1,042	($4,775)	$6,086

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$782	$302	$474	$318	$177	$237	$34
Net loss	$16,506	$7,621	$8,603	$4,362	$2,544	$3,207	$523

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet for Entergy Corporation and its Subsidiaries as of December 31, 2011 and 2010

	December 31,
	2011	2010
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$4,301,218	$3,837,744
Service cost	121,961	104,956
Interest cost	236,992	231,206
Actuarial loss	703,895	293,189
Employee contributions	828	894
Benefits paid	(177,259)	(166,771)
Balance at end of year	$5,187,635	$4,301,218

Change in Plan Assets
Fair value of assets at beginning of year	$3,216,268	$2,607,274
Actual return on plan assets	(40,453)	320,517
Employer contributions	400,532	454,354
Employee contributions	828	894
Benefits paid	(177,259)	(166,771)
Fair value of assets at end of year	$3,399,916	$3,216,268

Funded status	($1,787,719)	($1,084,950)

Amount recognized in the balance sheet
Non-current liabilities	($1,787,719)	($1,084,950)

Amount recognized as a regulatory asset
Prior service cost	$9,836	$12,979
Net loss	2,048,743	1,350,616
	$2,058,579	$1,363,595
Amount recognized as AOCI (before tax)
Prior service cost	$2,648	$2,855
Net loss	551,613	297,093
	$554,261	$299,948

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Recognized in the Balance Sheet for the Registrant Subsidiaries as of December 31, 2011 and 2010

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at beginning of year	$950,595	$431,870	$596,730	$286,179	$128,477	$292,551	$213,098
Service cost	18,072	9,848	11,543	5,308	2,242	4,788	4,941
Interest cost	51,965	23,713	32,636	15,637	7,050	15,971	11,758
Actuarial loss	146,514	65,000	93,175	33,865	19,695	40,122	35,775
Benefits paid	(50,574)	(17,999)	(29,336)	(14,612)	(5,498)	(15,763)	(7,304)
Balance at end of year	$1,116,572	$512,432	$704,748	$326,377	$151,966	$337,669	$258,268

Change in Plan Assets
Fair value of assets at beginning of year	$646,491	$361,207	$406,216	$212,122	$88,688	$237,502	$128,007
Actual return on plan assets	(9,042)	(3,971)	(5,059)	(2,698)	(1,148)	(2,536)	(1,963)
Employer contributions	120,400	27,318	60,597	29,169	12,160	18,235	28,351
Benefits paid	(50,574)	(17,999)	(29,336)	(14,612)	(5,498)	(15,763)	(7,304)
Fair value of assets at end of year	$707,275	$366,555	$432,418	$223,981	$94,202	$237,439	$147,091

Funded status	($409,297)	($145,877)	($272,330)	($102,396)	($57,764)	($100,231)	($111,177)

Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($409,297)	($145,877)	($272,330)	($102,396)	($57,764)	($100,231)	($111,177)

Amounts recognized as regulatory asset
Prior service cost	$223	$23	$291	$39	$10	$22	$19
Net loss	619,430	214,833	408,835	169,329	95,667	171,023	165,011
	$619,653	$214,856	$409,126	$169,368	$95,677	$171,045	$165,030

Amounts recognized as AOCI (before tax)
Prior service cost	$-	$6	$-	$-	$-	$-	$-
Net loss	-	50,393	-	-	-	-	-
	$-	$50,399	$-	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at beginning of year	$824,261	$405,228	$480,503	$255,057	$101,325	$266,371	$149,387
Service cost	15,775	8,462	9,770	4,651	2,063	4,267	4,132
Interest cost	49,277	24,377	28,541	15,230	6,040	15,869	9,009
Actuarial loss	108,171	11,050	106,227	25,438	24,211	21,055	56,841
Employee contribution	-	-	-	-	-	-	2
Benefits paid	(46,889)	(17,247)	(28,311)	(14,197)	(5,162)	(15,011)	(6,273)
Balance at end of year	$950,595	$431,870	$596,730	$286,179	$128,477	$292,551	$213,098

Change in Plan Assets
Fair value of assets at beginning of year	$494,732	$310,445	$328,520	$171,912	$72,046	$209,936	$91,061
Actual return on plan assets	61,690	37,054	39,872	20,889	8,847	24,289	11,893
Employer contributions	136,958	30,955	66,135	33,518	12,957	18,288	31,324
Employee contribution	-	-	-	-	-	-	2
Benefits paid	(46,889)	(17,247)	(28,311)	(14,197)	(5,162)	(15,011)	(6,273)
Fair value of assets at end of year	$646,491	$361,207	$406,216	$212,122	$88,688	$237,502	$128,007

Funded status	($304,104)	($70,663)	($190,514)	($74,057)	($39,789)	($55,049)	($85,091)

Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($304,104)	($70,663)	($190,514)	($74,057)	($39,789)	($55,049)	($85,091)

Amounts recognized as regulatory asset
Prior service cost	$682	$88	$571	$191	$45	$86	$35
Net loss	427,122	141,052	289,726	119,333	71,035	111,940	117,419
	$427,804	$141,140	$290,297	$119,524	$71,080	$112,026	$117,454

Amounts recognized as AOCI (before tax)
Prior service cost	$-	$19	$-	$-	$-	$-	$-
Net loss	-	30,963	-	-	-	-	-
	$-	$30,982	$-	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefits

Entergy also currently provides health care and life insurance benefits for retired employees.  Substantially all employees may become eligible for these benefits if they reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy uses a December 31 measurement date for its postretirement benefit plans.

Effective January 1, 1993, Entergy adopted an accounting standard requiring a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions.  At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than the former Entergy Gulf States) and $128 million for the former Entergy Gulf States (now split into Entergy Gulf States Louisiana and Entergy Texas).  Such obligations are being amortized over a 20-year period that began in 1993.  For the most part, the Registrant Subsidiaries recover accrued other postretirement benefit costs from customers and are required to contribute the other postretirement benefits collected in rates to an external trust.

Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have received regulatory approval to recover accrued other postretirement benefit costs through rates.  Entergy Arkansas began recovery in 1998, pursuant to an APSC order.  This order also allowed Entergy Arkansas to amortize a regulatory asset (representing the difference between other postretirement benefit costs and cash expenditures for other postretirement benefits incurred from 1993 through 1997) over a 15-year period that began in January 1998.

The LPSC ordered Entergy Gulf States Louisiana and Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions.  However, the LPSC retains the flexibility to examine individual companies’ accounting for other postretirement benefits to determine if special exceptions to this order are warranted.

Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy contribute the other postretirement benefit costs collected in rates into external trusts.  System Energy is funding, on behalf of Entergy Operations, other postretirement benefits associated with Grand Gulf.

Trust assets contributed by participating Registrant Subsidiaries are in three bank-administered trusts, established by Entergy Corporation and maintained by a trustee.  Each participating Registrant Subsidiary holds a beneficial interest in the trusts’ assets.  The assets in the master trusts are commingled for investment and administrative purposes.  Although assets are commingled, the trustee maintains supporting records for the purpose of allocating the beneficial interest in net earnings/(losses) and the administrative expenses of the investment accounts to the various participating plans and participating Registrant Subsidiaries. Beneficial interest in an investment account’s net income/(loss) is comprised of interest and dividends, realized and unrealized gains and losses, and expenses.  Beneficial interest from these investments is allocated monthly to the plans and participating Registrant Subsidiary based on their portion of net assets in the pooled accounts.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2011, 2010, and 2009 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2011	2010	2009
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$59,340	$52,313	$46,765
Interest cost on APBO	74,522	76,078	75,265
Expected return on assets	(29,477)	(26,213)	(23,484)
Amortization of transition obligation	3,183	3,728	3,732
Amortization of prior service credit	(14,070)	(12,060)	(16,096)
Recognized net loss	21,192	17,270	18,970
Net other postretirement benefit cost	$114,690	$111,116	$105,152

Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	($29,507)	($50,548)	$-
Net loss	236,594	82,189	24,983
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of transition obligation	(3,183)	(3,728)	(3,732)
Amortization of prior service credit	14,070	12,060	16,096
Amortization of net loss	(21,192)	(17,270)	(18,970)
Total	$196,782	$22,703	$18,377
Total recognized as net periodic benefit cost, regulatory asset, and/or AOCI (before tax)	$311,472	$133,819	$123,529

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Transition obligation	$3,177	$3,183	$3,728
Prior service credit	($18,163)	($14,070)	($12,060)
Net loss	$43,127	$21,192	$17,270

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2011, 2010, and 2009 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, included the following components:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Other post retirement costs:
Service cost - benefits earned during the period	$8,053	$6,158	$6,540	$2,632	$1,448	$3,074	$2,642
Interest cost on APBO	13,742	8,298	8,767	4,370	3,225	5,945	2,666
Expected return on assets	(11,528)	-	-	(3,906)	(3,200)	(7,496)	(2,115)
Amortization of transition obligation	821	239	383	352	1,190	187	9
Amortization of prior service cost/(credit)	(530)	(824)	(247)	(139)	38	(428)	(589)
Recognized net loss	6,436	2,896	2,793	2,160	968	2,803	1,477
Net other postretirement benefit cost	$16,994	$16,767	$18,236	$5,469	$3,669	$4,085	$4,090

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	32,241	28,721	24,837	12,598	8,946	23,125	8,499
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(821)	(239)	(383)	(352)	(1,190)	(187)	(9)
Amortization of prior service cost/(credit)	530	824	247	139	(38)	428	589
Amortization of net loss	(6,436)	(2,896)	(2,793)	(2,160)	(968)	(2,803)	(1,477)
Total	$25,514	$26,410	$21,908	$10,225	$6,750	$20,563	$7,602
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$42,508	$43,177	$40,144	$15,694	$10,419	$24,648	$11,692

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Transition obligation	$820	$238	$382	$351	$1,189	$187	$8
Prior service cost/(credit)	($530)	($824)	($247)	($139)	$38	($428)	($63)
Net loss	$8,365	$4,778	$4,398	$2,926	$1,562	$4,329	$1,994

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Other post retirement costs:
Service cost - benefits earned during the period	$7,372	$5,481	$5,483	$2,200	$1,389	$2,789	$2,251
Interest cost on APBO	14,515	8,574	9,075	4,370	3,598	6,326	2,562
Expected return on assets	(9,780)	-	-	(3,551)	(2,899)	(6,872)	(1,870)
Amortization of transition obligation	821	238	382	351	1,661	265	8
Amortization of prior service cost/(credit)	(786)	(306)	467	(246)	361	76	(763)
Recognized net loss	6,758	2,653	2,440	1,903	1,095	3,008	1,301
Net other postretirement benefit cost	$18,900	$16,640	$17,847	$5,027	$5,205	$5,592	$3,489

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for period	($5,023)	($3,109)	($3,204)	($1,529)	($1,587)	($2,871)	($519)
Net (gain)/loss	4,032	6,583	7,734	5,765	(478)	922	4,067
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(821)	(238)	(382)	(351)	(1,661)	(265)	(8)
Amortization of prior service cost/(credit)	786	306	(467)	246	(361)	(76)	763
Amortization of net loss	(6,758)	(2,653)	(2,440)	(1,903)	(1,095)	(3,008)	(1,301)
Total	($7,784)	$889	$1,241	$2,228	($5,182)	($5,298)	$3,002
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$11,116	$17,529	$19,088	$7,255	$23	$294	$6,491

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Transition obligation	$821	$239	$383	$352	$1,190	$187	$9
Prior service cost/(credit)	($530)	($824)	($247)	($139)	$38	($428)	($589)
Net loss	$6,436	$2,896	$2,793	$2,160	$968	$2,803	$1,477

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2009	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Other post retirement costs:
Service cost - benefits earned during the period	$7,058	$4,783	$4,589	$2,119	$1,242	$2,475	$2,051
Interest cost on APBO	15,036	8,020	9,188	4,690	3,869	5,959	2,421
Expected return on assets	(8,570)	-	-	(3,027)	(2,734)	(6,222)	(1,655)
Amortization of transition obligation	821	239	382	352	1,662	265	9
Amortization of prior service cost/(credit)	(788)	(306)	467	(246)	361	76	(980)
Recognized net loss	8,347	1,975	2,215	2,629	1,522	3,194	1,277
Net other postretirement benefit cost	$21,904	$14,711	$16,841	$6,517	$5,922	$5,747	$3,123

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for period	$-	$-	$-	$-	$-	$-	$-
Net (gain)/loss	(9,364)	14,746	6,080	(5,919)	(3,474)	2,349	2,166
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(821)	(239)	(382)	(352)	(1,662)	(265)	(9)
Amortization of prior service cost/(credit)	788	306	(467)	246	(361)	(76)	980
Amortization of net loss	(8,347)	(1,975)	(2,215)	(2,629)	(1,522)	(3,194)	(1,277)
Total	($17,744)	$12,838	$3,016	($8,654)	($7,019)	($1,186)	$1,860
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$4,160	$27,549	$19,857	($2,137)	($1,097)	$4,561	$4,983

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Transition (asset)/obligation	$821	$238	$382	$351	$1,661	$265	$8
Prior service cost/(credit)	($786)	($306)	$467	($246)	$361	$76	($763)
Net loss	$6,758	$2,653	$2,440	$1,903	$1,095	$3,008	$1,301

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet of Entergy Corporation and its Subsidiaries as of December 31, 2011 and 2010

	December 31,
	2011	2010
	(In Thousands)
Change in APBO
Balance at beginning of year	$1,386,370	$1,280,076
Service cost	59,340	52,313
Interest cost	74,522	76,078
Plan amendments	(29,507)	(50,548)
Plan participant contributions	14,650	14,275
Actuarial (gain)/loss	216,549	92,340
Benefits paid	(77,454)	(83,613)
Medicare Part D subsidy received	4,551	5,449
Early Retiree Reinsurance Program proceeds	3,348	-
Balance at end of year	$1,652,369	$1,386,370

Change in Plan Assets
Fair value of assets at beginning of year	$404,430	$362,399
Actual return on plan assets	9,432	36,364
Employer contributions	76,114	75,005
Plan participant contributions	14,650	14,275
Benefits paid	(77,454)	(83,613)
Fair value of assets at end of year	$427,172	$404,430

Funded status	($1,225,197)	($981,940)

Amounts recognized in the balance sheet
Current liabilities	($32,832)	($30,225)
Non-current liabilities	(1,192,365)	(951,715)
Total funded status	($1,225,197)	($981,940)

Amounts recognized as a regulatory asset (before tax)
Transition obligation	$2,557	$5,118
Prior service cost/(credit)	(6,628)	(8,442)
Net loss	353,905	253,415
	$349,834	$250,091
Amounts recognized as AOCI (before tax)
Transition obligation	$620	$1,242
Prior service credit	(66,176)	(48,925)
Net loss	313,379	198,466
	$247,823	$150,783

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2011 and 2010

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$256,859	$154,466	$163,720	$81,464	$60,735	$111,106	$49,501
Service cost	8,053	6,158	6,540	2,632	1,448	3,074	2,642
Interest cost	13,742	8,298	8,767	4,370	3,225	5,945	2,666
Plan participant contributions	3,680	1,525	2,218	994	615	1,222	687
Actuarial (gain)/loss	23,394	28,721	24,837	9,695	7,974	17,994	7,144
Benefits paid	(16,850)	(8,359)	(10,883)	(4,986)	(5,074)	(6,326)	(2,513)
Medicare Part D subsidy received	1,025	585	683	336	358	489	116
Early Retiree Reinsurance Program proceeds	710	483	470	65	35	98	283
Balance at end of year	$290,613	$191,877	$196,352	$94,570	$69,316	$133,602	$60,526

Change in Plan Assets
Fair value of assets at beginning of year	$148,622	$ -	$ -	$52,064	$52,005	$103,214	$29,347
Actual return on plan assets	2,681	-	-	1,003	2,228	2,365	760
Employer contributions	26,713	6,834	8,665	5,377	3,644	4,706	3,731
Plan participant contributions	3,680	1,525	2,218	994	615	1,222	687
Benefits paid	(16,850)	(8,359)	(10,883)	(4,986)	(5,074)	(6,326)	(2,513)
Fair value of assets at end of year	$164,846	$ -	$ -	$54,452	$53,418	$105,181	$32,012

Funded status	($125,767)	($191,877)	($196,352)	($40,118)	($15,898)	($28,421)	($28,514)

Amounts recognized in the balance sheet
Current liabilities	$ -	($7,651)	($9,143)	$ -	$ -	$ -	$ -
Non-current liabilities	(125,767)	(184,226)	(187,209)	(40,118)	(15,898)	(28,421)	(28,514)
Total funded status	($125,767)	($191,877)	($196,352)	($40,118)	($15,898)	($28,421)	($28,514)

Amounts recognized in regulatory asset (before tax)
Transition obligation	$820	$-	$-	$351	$1,189	$187	$8
Prior service cost	(2,676)	-	-	(705)	152	(2,137)	(309)
Net loss	128,723	-	-	44,504	25,801	65,206	29,700
	$126,867	$-	$-	$44,150	$27,142	$63,256	$29,399

Amounts recognized in AOCI (before tax)
Transition obligation	$-	$238	$382	$-	$-	$-	$-
Prior service cost	-	(3,511)	(1,342)	-	-	-	-
Net loss	-	76,032	71,939	-	-	-	-
	$-	$72,759	$70,979	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$245,466	$144,438	$153,319	$73,701	$61,311	$106,958	$42,999
Service cost	7,372	5,481	5,483	2,200	1,389	2,789	2,251
Interest cost	14,515	8,574	9,075	4,370	3,598	6,326	2,562
Plan amendment	(5,023)	(3,109)	(3,204)	(1,529)	(1,587)	(2,871)	(519)
Plan participant contributions	3,440	1,584	2,241	969	668	1,297	548
Actuarial (gain)/loss	8,071	6,583	7,734	7,046	655	3,449	4,749
Benefits paid	(18,217)	(9,800)	(11,742)	(5,713)	(5,737)	(7,467)	(3,229)
Medicare Part D subsidy received	1,235	715	814	420	438	625	140
Balance at end of year	$256,859	$154,466	$163,720	$81,464	$60,735	$111,106	$49,501

Change in Plan Assets
Fair value of assets at beginning of year	$129,676	$ -	$ -	$46,756	$47,410	$93,279	$25,878
Actual return on plan assets	13,819	-	-	4,832	4,032	9,399	2,552
Employer contributions	19,904	8,216	9,501	5,220	5,632	6,706	3,598
Plan participant contributions	3,440	1,584	2,241	969	668	1,297	548
Benefits paid	(18,217)	(9,800)	(11,742)	(5,713)	(5,737)	(7,467)	(3,229)
Fair value of assets at end of year	$148,622	$ -	$ -	$52,064	$52,005	$103,214	$29,347

Funded status	($108,237)	($154,466)	($163,720)	($29,400)	($8,730)	($7,892)	($20,154)

Amounts recognized in the balance sheet
Current liabilities	$ -	($7,159)	($8,614)	$ -	$ -	$ -	$ -
Non-current liabilities	(108,237)	(147,307)	(155,106)	(29,400)	(8,730)	(7,892)	(20,154)
Total funded status	($108,237)	($154,466)	($163,720)	($29,400)	($8,730)	($7,892)	($20,154)

Amounts recognized in regulatory asset (before tax)
Transition obligation	$1,641	$-	$-	$703	$2,379	$374	$17
Prior service cost	(3,206)	-	-	(844)	190	(2,565)	(898)
Net loss	102,918	-	-	34,066	17,823	44,884	22,678
	$101,353	$-	$-	$33,925	$20,392	$42,693	$21,797

Amounts recognized in AOCI (before tax)
Transition obligation	$-	$477	$765	$-	$-	$-	$-
Prior service cost	-	(4,335)	(1,589)	-	-	-	-
Net loss	-	50,207	49,895	-	-	-	-
	$-	$46,349	$49,071	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $24 million in 2011, $27.2 million in 2010, and $23.6 million in 2009.  In 2011, 2010 and 2009 Entergy recognized $4.6 million, $9.3 million and $6.7 million, respectively in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.  The projected benefit obligation was $164.4 million and $148.3 million as of December 31, 2011 and 2010, respectively.  The accumulated benefit obligation was $146.5 million and $131.6 million as of December 31, 2011 and 2010, respectively.

Entergy’s non-qualified, non-current pension liability at December 31, 2011 and 2010 was $153.2 million and $138.7 million, respectively; and its current liability was $11.2 million and $9.6 million, respectively.  The unamortized transition asset, prior service cost and net loss are recognized in regulatory assets ($58.9 million at December 31, 2011 and $53.5 million at December 31, 2010) and accumulated other comprehensive income before taxes ($27.2 million at December 31, 2011 and $24.3 million at December 31, 2010).

The Registrant Subsidiaries (except System Energy) participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for the non-qualified plans for 2011, 2010, and 2009, was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2011	$498	$167	$14	$190	$65	$763
2010	$501	$162	$102	$206	$26	$683
2009	$395	$1,245	$30	$174	$84	$743

Included in the 2011 net periodic pension cost above are settlement charges of $41 thousand for Entergy Arkansas related to the lump sum benefits paid out of the plan.  Included in the 2010 net periodic pension cost above are settlement charges of $86 thousand for Entergy Arkansas, $80 thousand for Entergy Louisiana, and $5 thousand for Entergy Texas related to the lump sum benefits paid out of the plan.  Included in Entergy Gulf States Louisiana’s 2009 cost above is a $947 thousand settlement charge related to the payment of lump sum benefits out of the plan.

The projected benefit obligation for the non-qualified plans as of December 31, 2011 and 2010 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2011	$4,154	$2,781	$118	$1,681	$376	$10,103
2010	$3,791	$2,717	$124	$1,561	$320	$11,136

The accumulated benefit obligation for the non-qualified plans as of December 31, 2011 and 2010 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2011	$3,755	$2,768	$118	$1,460	$345	$10,030
2010	$3,387	$2,691	$124	$1,335	$294	$11,030

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following amounts were recorded on the balance sheet as of December 31, 2011 and 2010:

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Current liabilities	($272)	($260)	($18)	($114)	($25)	($1,029)
Non-current liabilities	(3,881)	(2,521)	(100)	(1,568)	(351)	(9,074)
Total Funded Status	($4,153)	($2,781)	($118)	($1,682)	($376)	($10,103)

Regulatory Asset	$2,385	$445	($36)	$703	$78	($292)
Accumulated other comprehensive income (before taxes)	$-	$104	$-	$-	$-	$-

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Current liabilities	($207)	($256)	($18)	($107)	($25)	($1,354)
Non-current liabilities	(3,584)	(2,461)	(106)	(1,454)	(295)	(9,782)
Total Funded Status	($3,791)	($2,717)	($124)	($1,561)	($320)	($11,136)

Regulatory Asset	$2,207	$320	($37)	$654	$82	$618
Accumulated other comprehensive income (before taxes)	$-	$70	$-	$-	$-	$-

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The Plan Administrator approved a new asset allocation and implementation of an optimization study in 2011 for the pension assets.  The optimization study recommended that the target asset allocation adjust dynamically based on the funded status of the plan.  The study identifies updated asset allocation targets to maximize return on the assets within a prudent level of risk, as mentioned above, and to maintain a level of volatility that is not expected to have material impact on Entergy’s expected contribution and expense.  Entergy has begun to adjust its asset allocation, and those adjustments are reflected in the target and actual asset allocations listed below.

Entergy also completed an optimization study in 2011 for the postretirement assets that identifies new asset allocation targets.  Entergy plans to adjust to this asset allocation during 2012, and the target asset allocation will be 39% domestic equity securities, 26% international equity securities and 35% fixed income securities for all trusts, taxable and non-taxable.

In the optimization studies, the Plan Administrator formulates assumptions about characteristics, such as expected asset class investment returns, volatility (risk), and correlation coefficients among the various asset classes.  The future market assumptions used in the optimization study are determined by examining historical market characteristics of the various asset classes, and making adjustments to reflect future conditions expected to prevail over the study period.  The following targets and ranges were established to produce an acceptable, economically efficient plan to manage around the targets.  The target asset allocation range below for pension shows the ranges within which the allocation may adjust based on funded status, with the expectation that the allocation to fixed income securities will increase as the pension funded status increases.

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2011 and 2010 and the target asset allocation and ranges for those time periods are as follows:

Pension Asset Allocation	Target	Range	2011	2010

Domestic Equity Securities	45%	34% to 53%	44%	44%
International Equity Securities	20%	16% to 24%	18%	20%
Fixed Income Securities	35%	31% to 41%	37%	35%
Other	0%	0% to 10%	1%	1%

Postretirement Asset Allocation	Non-Taxable				Taxable
	Target	Range	2011	2010	Target	Range	2011	2010
Domestic Equity Securities	38%	33% to 43%	39%	39%	35%	30% to 40%	35%	39%
International Equity Securities	17%	12% to 22%	15%	18%	0%	0%	0%	0%
Fixed Income Securities	45%	40% to 50%	46%	43%	65%	60% to 70%	64%	60%
Other	0%	0% to 5%	0%	0%	0%	0% to 5%	1%	1%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In determining its expected long term rate of return on plan assets used in the calculation of benefit plan costs, Entergy reviews past performance, current and expected future asset allocations, and capital market assumptions of its investment consultant and investment managers.

The expected long term rate of return for the qualified pension plans’ assets is based on the geometric average of the historical annual performance of a representative portfolio weighted by the target asset allocation defined in the table above.  The time period reflected is a long dated period spanning several decades.

The expected long term rate of return for the non-taxable postretirement trust assets is determined using the same methodology described above for pension assets, but the asset allocation specific to the non-taxable postretirement assets is used.

For the taxable postretirement trust assets, the investment allocation includes a high percentage of tax-exempt fixed income securities.  This asset allocation in combination with the same methodology employed to determine the expected return for other trust assets (as described above), with a modification to reflect applicable taxes, is used to produce the expected long-term rate of return for taxable postretirement trust assets.

Entergy currently expects long term rates of return higher than last year’s expectation for both the non-taxable and taxable postretirement trusts because of the planned increases to their equity allocations in 2012.

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area and individual security issuance.  As of December 31, 2011 all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in Entergy’s pension and other postretirement benefit plan assets.

Fair Value Measurements

Accounting standards provide the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy are described below:

•
Level 1 - Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Assets are valued based on prices derived by an independent party that uses inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Prices are reviewed and can be challenged with the independent parties and/or overridden if it is believed such would be more reflective of fair value.  Level 2 inputs include the following:

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy a summary of the investments held for the qualified pension and other postretirement plans measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010.

Qualified Pension Trust

2011	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$3,738	(b)	$8,014	(a)	$-	$11,752
Common	1,010,491	(b)	-		-	1,010,491
Common collective trusts	-		1,074,178	(c)	-	1,074,178
Fixed income securities:
U.S. Government securities	142,509	(b)	157,737	(a)	-	300,246
Corporate debt instruments:	-		380,558	(a)	-	380,558
Registered investment companies	53,323	(d)	444,275	(e)	-	497,598
Other	-		101,674	(f)	-	101,674
Other:
Insurance company general account (unallocated contracts)	-		34,696	(g)	-	34,696
Total investments	$1,210,061		$2,201,132		$-	$3,411,193

Cash						75
Other pending transactions						(9,238)
Less: Other postretirement assets included in total investments						(2,114)
Total fair value of qualified pension assets						$3,399,916

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$-		$8,354	(a)	$-	$8,354
Common	1,375,531	(b)	-		-	1,375,531
Common collective trusts	-		657,075	(c)	-	657,075
Fixed income securities:
Interest-bearing cash	103,731	(d)	-		-	103,731
U.S. Government securities	75,124	(b)	187,957	(a)	-	263,081
Corporate debt instruments:	-		298,760	(a)	-	298,760
Registered investment companies	-		385,020	(e)	-	385,020
Other			108,305	(f)		108,305
Other:
Insurance company general account (unallocated contracts)	-		33,439	(g)	-	33,439
Total investments	$1,554,386		$1,678,910		$-	$3,233,296

Cash						321
Other pending transactions						(14,954)
Less: Other postretirement assets included in total investments						(2,395)
Total fair value of qualified pension assets						$3,216,268

Other Postretirement Trusts

2011	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust	$-		$208,812	(c)	$-	$208,812
Fixed income securities:
U.S. Government securities	42,577	(b)	57,151	(a)	-	99,728
Corporate debt instruments	-		42,807	(a)	-	42,807
Registered investment companies	4,659	(d)	-		-	4,659
Other	-		69,287	(f)	-	69,287
Total investments	$47,236		$378,057		$-	$425,293

Other pending transactions						(235)
Plus: Other postretirement assets included in the investments of the qualified pension trust						2,114
Total fair value of other postretirement assets						$427,172

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust	$-		$211,835	(c)	$-	$211,835
Fixed income securities:
Interest-bearing cash	4,014	(d)	-		-	4,014
U.S. Government securities	37,823	(b)	52,326	(a)	-	90,149
Corporate debt instruments	-		37,128	(a)	-	37,128
Other	-		58,716	(f)	-	58,716
Total investments	$41,837		$360,005		$-	$401,842

Other pending transactions						193
Plus: Other postretirement assets included in the investments of the qualified pension trust						2,395
Total fair value of other postretirement assets						$404,430

(a)	Certain preferred stocks and fixed income debt securities (corporate, government, and securitized) are stated at fair value as determined by broker quotes.
(b)	Common stocks, treasury notes and bonds, and certain preferred stocks and fixed income debt securities are stated at fair value determined by quoted market prices.
(c)
The common collective trusts hold investments in accordance with stated objectives.  The investment strategy of the trusts is to capture the growth potential of equity markets by replicating the performance of a specified index.  Net asset value per share of the common collective trusts estimate fair value.

(d)	The registered investment company is a money market mutual fund with a stable net asset value of one dollar per share.
(e)	The registered investment company holds investments in domestic and international bond markets and estimates fair value using net asset value per share.
(f)	The other remaining assets are U.S. municipal and foreign government bonds stated at fair value as determined by broker quotes
(g)
The unallocated insurance contract investments are recorded at contract value, which approximates fair value.  The contract value represents contributions made under the contract, plus interest, less funds used to pay benefits and contract expenses, and less distributions to the master trust.

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy’s qualified pension plans was $4.6 billion and $3.8 billion at December 31, 2011 and 2010, respectively.

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries as of December 31, 2011 and 2010 was as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	December 31,
	2011	2010
	(In Thousands)

Entergy Arkansas	$1,013,605	$864,476
Entergy Gulf States Louisiana	$459,037	$388,292
Entergy Louisiana	$632,759	$537,329
Entergy Mississippi	$296,259	$261,248
Entergy New Orleans	$136,390	$115,223
Entergy Texas	$308,628	$268,350
System Energy	$227,617	$185,904

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefit obligations at December 31, 2011, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare Subsidy Receipts
	(In Thousands)
Year(s)
2012	$178,030	$11,199	$72,685	$5,678
2013	$189,881	$18,159	$76,731	$6,374
2014	$204,573	$14,942	$81,001	$7,137
2015	$220,295	$15,502	$85,780	$7,935
2016	$238,242	$22,492	$90,143	$8,828
2017 - 2021	$1,524,241	$72,724	$523,040	$59,306

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2012	$49,373	$17,845	$29,047	$14,367	$5,569	$15,596	$7,280
2013	$50,592	$18,860	$30,151	$15,145	$5,879	$16,313	$7,760
2014	$52,263	$20,136	$31,471	$16,160	$6,208	$17,007	$8,439
2015	$54,616	$21,662	$32,890	$17,120	$6,648	$17,818	$9,096
2016	$57,215	$23,372	$34,430	$18,093	$7,141	$18,702	$9,949
2017 - 2021	$338,476	$148,495	$203,838	$105,637	$45,010	$108,504	$67,858

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2012	$272	$260	$18	$114	$25	$1,029
2013	$237	$252	$17	$172	$24	$1,004
2014	$405	$260	$15	$137	$23	$2,063
2015	$378	$241	$14	$132	$22	$757
2016	$334	$234	$13	$125	$22	$796
2017 - 2021	$1,993	$1,078	$44	$767	$158	$3,267

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2012	$15,836	$8,288	$9,953	$4,708	$4,885	$7,060	$2,390
2013	$16,388	$8,871	$10,289	$4,953	$4,944	$7,311	$2,478
2014	$16,850	$9,360	$10,747	$5,261	$5,025	$7,602	$2,627
2015	$17,536	$10,023	$11,173	$5,590	$5,116	$7,932	$2,813
2016	$18,096	$10,572	$11,628	$5,875	$5,181	$8,282	$2,934
2017 - 2021	$98,651	$61,346	$64,660	$33,394	$26,449	$46,702	$17,398

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2012	$1,374	$637	$810	$509	$472	$624	$108
2013	$1,516	$700	$895	$558	$498	$684	$141
2014	$1,686	$778	$975	$608	$519	$741	$172
2015	$1,841	$847	$1,066	$655	$535	$796	$205
2016	$2,017	$930	$1,155	$710	$552	$848	$246
2017 - 2021	$13,058	$6,049	$7,304	$4,428	$2,955	$4,970	$1,927

Contributions

Entergy currently expects to contribute approximately $163 million to its qualified pension plans and approximately $80.4 million to other postretirement plans in 2012.  The expected 2012 pension and other postretirement plan contributions of the Registrant Subsidiaries are shown below.  The required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012, however Entergy’s preliminary estimates of 2012 funding requirements indicate that the contributions will not exceed historical levels of pension contributions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries expect to contribute approximately the following to the qualified pension and other postretirement plans in 2012:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Pension Contributions	$31,855	$10,765	$23,774	$8,400	$4,817	$7,653	$8,855
Other Postretirement Contributions	$26,675	$8,288	$9,953	$5,469	$3,669	$5,153	$4,090

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2011, and 2010 were as follows:

	2011	2010

Weighted-average discount rate:
Qualified pension	5.10% - 5.20%	5.60% - 5.70%
Other postretirement	5.10%	5.50%
Non-qualified pension	4.40%	4.90%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2011, 2010, and 2009 were as follows:

	2011	2010	2009

Weighted-average discount rate:
Qualified pension	5.60% - 5.70%	6.10% - 6.30%	6.75%
Other postretirement	5.50%	6.10%	6.70%
Non-qualified pension	4.90%	5.40%	6.75%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%	4.23%
Expected long-term rate of return on plan assets:
Pension assets	8.50%	8.50%	8.50%
Other postretirement non-taxable assets	7.75%	7.75%	8.50%
Other postretirement taxable assets	5.50%	5.50%	6.00%

Entergy’s other postretirement benefit transition obligations are being amortized over 20 years ending in 2012.

The assumed health care cost trend rate used in measuring Entergy’s December 31, 2011 APBO was 7.75% for pre-65 retirees and 7.5% for post-65 retirees for 2012, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees. The assumed health care cost trend rate used in measuring Entergy’s 2011 Net Other Postretirement Benefit Cost was 8.5% for pre-65 retirees and 8.0% for post-65 retirees for 2011, gradually decreasing each successive year until it reaches 4.75% in 2019 and beyond for pre-65 retirees and 4.75% in 2018 and beyond for post-65 retirees.  A one percentage point change in the assumed health care cost trend rate for 2011 would have the following effects:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	1 Percentage Point Increase		1 Percentage Point Decrease
2011	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase /(Decrease) (In Thousands)

Entergy Corporation and its subsidiaries	$218,138	$23,318	($183,492)	($18,721)

A one percentage point change in the assumed health care cost trend rate for 2011 would have the following effects for the Registrant Subsidiaries:

	1 Percentage Point Increase		1 Percentage Point Decrease
2011	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase/(Decrease) (In Thousands)

Entergy Arkansas	$34,824	$3,427	($28,552)	($2,723)
Entergy Gulf States Louisiana	$26,263	$2,576	($21,412)	($2,034)
Entergy Louisiana	$23,274	$2,558	($20,827)	($2,097)
Entergy Mississippi	$11,603	$1,113	($9,529)	($884)
Entergy New Orleans	$6,509	$628	($6,229)	($541)
Entergy Texas	$16,598	$1,454	($13,689)	($1,159)
System Energy	$9,029	$999	($7,294)	($785)

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

The actuarially estimated effect of future Medicare subsidies reduced the December 31, 2011 and 2010  Accumulated Postretirement Benefit Obligation by $274 million  and $267 million, respectively, and reduced the 2011, 2010, and 2009 other postretirement benefit cost by $33.0 million, $26.6 million, and $24.0 million,  respectively.  In 2011, Entergy received $4.6 million in Medicare subsidies for prescription drug claims.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The actuarially estimated effect of future Medicare subsidies and the actual subsidies received for the Registrant Subsidiaries was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	Increase/(Decrease) In Thousands
Impact on 12/31/2011 APBO	($55,684)	($27,834)	($31,693)	($17,687)	($10,500)	($19,346)	($11,036)
Impact on 12/31/2010 APBO	($55,459)	($27,330)	($31,259)	($17,998)	($11,073)	($19,830)	($10,431)

Impact on 2011 other postretirement benefit cost	($6,309)	($3,923)	($3,889)	($2,016)	($1,170)	($1,528)	($1,403)
Impact on 2010 other postretirement benefit cost	($5,254)	($3,401)	($3,143)	($1,649)	($1,070)	($1,109)	($1,068)

Medicare subsidies received in 2011	$1,025	$585	$683	$336	$358	$489	$116

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

Entergy also sponsors the Savings Plan of Entergy Corporation and Subsidiaries IV (established in 2002), the Savings Plan of Entergy Corporation and Subsidiaries VI (established in April 2007), and the Savings Plan of Entergy Corporation and Subsidiaries VII (established in April 2007) to which matching contributions are also made.  The plans are defined contribution plans that cover eligible employees, as defined by each plan, of Entergy and its subsidiaries.  Effective June 3, 2010, employees participating in the Savings Plan of Entergy Corporation and Subsidiaries II (Savings Plan II) were transferred into the System Savings Plan when Savings Plan II merged into the System Savings Plan.

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $42.6 million in 2011, $41.8 million in 2010, and $41.9 million in 2009.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2011, 2010, and 2009 contributions to defined contribution plans were as follows:

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2011	$3,183	$1,804	$2,260	$1,894	$725	$1,613
2010	$3,177	$1,792	$2,289	$1,886	$683	$1,626
2009	$3,197	$1,828	$2,356	$1,906	$732	$1,712

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 12.   STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options and long-term incentive and restricted liability awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation plans.  The Equity Ownership Plan, as restated in February 2003 (2003 Plan), had 722,251 authorized shares remaining for long-term incentive and restricted liability awards as of December 31, 2011.  Effective January 1, 2007, Entergy’s shareholders approved the 2007 Equity Ownership and Long-Term Cash Incentive Plan (2007 Plan).  The maximum aggregate number of common shares that can be issued from the 2007 Plan for stock-based awards is 7,000,000 with no more than 2,000,000 available for non-option grants.  The 2007 Plan, which only applies to awards made on or after January 1, 2007, will expire after 10 years.  As of December 31, 2011, there were 1,052,035 authorized shares remaining for stock-based awards, all of which are available for non-option grants.  Effective May 6, 2011, Entergy’s shareholders approved the 2011 Equity Ownership and Long-Term Cash Incentive Plan (2011 Plan).  The maximum number of common shares that can be issued from the 2011 Plan for stock-based awards is 5,500,000 with no more than 2,000,000 available for incentive stock option grants.  The 2011 Plan, which only applies to awards made on or after May 6, 2011, will expire after 10 years.  As of December 31, 2011, there were 5,495,276 authorized shares remaining for stock-based awards, including 2,000,000 for incentive stock option grants.

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

The following table includes financial information for stock options for each of the years presented:

	2011	2010	2009
	(In Millions)

Compensation expense included in Entergy’s Consolidated Net Income	$10.4	$15.0	$16.8
Tax benefit recognized in Entergy’s Consolidated Net Income	$4.0	$5.8	$6.5
Compensation cost capitalized as part of fixed assets and inventory	$2.0	$2.9	$3.2

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2011	2010	2009

Stock price volatility	24.25%	25.73%	24.39%
Expected term in years	6.64	5.46	5.33
Risk-free interest rate	2.70%	2.57%	2.22%
Dividend yield	4.20%	3.74%	3.50%
Dividend payment per share	$3.32	$3.24	$3.00

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

A summary of stock option activity for the year ended December 31, 2011 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life

Options outstanding as of January 1, 2011	11,225,725	$72.45

Options granted	388,200	$72.79
Options exercised	(1,079,008)	$42.43
Options forfeited/expired	(75,499)	$86.62
Options outstanding as of December 31, 2011	10,459,418	$75.46	$-	4.7 years

Options exercisable as of December 31, 2011	9,011,257	$75.36	$-	4.1 years
Weighted-average grant-date fair value of options granted during 2011	$11.48

The weighted-average grant-date fair value of options granted during the year was $13.18 for 2010 and $12.47 for 2009.  The total intrinsic value of stock options exercised was $29.6 million during 2011, $36.6 million during 2010, and $35.6 million during 2009.  The intrinsic value, which has no effect on net income, of the stock options exercised is calculated by the difference in Entergy Corporation’s common stock price on the date of exercise and the exercise price of the stock options granted.  Because Entergy’s year-end stock price is less than the weighted average exercise price, the aggregate intrinsic value of outstanding stock options as of December 31, 2011 was zero.  The intrinsic value of “in the money” stock options is $67 million as of December 31, 2011.  Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $16 million during 2011, $21 million during 2010, and $22 million during 2009.

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of 12/31/2011	Weighted-Avg. Remaining Contractual Life-Yrs.	Weighted- Avg. Exercise Price	Number Exercisable as of 12/31/2011	Weighted- Avg. Exercise Price

$37 - $50.99	1,468,761	0.6	$43.22	1,468,761	$43.22
$51 - $64.99	966,155	2.2	$58.58	966,155	$58.58
$65 - $78.99	4,911,618	5.8	$73.09	3,463,457	$71.86
$79 - $91.99	1,627,384	5.1	$91.82	1,627,384	$91.82
$92 - $108.20	1,485,500	6.1	$108.20	1,485,500	$108.20
$37 - $108.20	10,459,418	4.7	$75.46	9,011,257	$75.36

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2011 not yet recognized is approximately $10 million and is expected to be recognized on a weighted-average period of 1.3 years.

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

The following table includes financial information for restricted stock for each of the years presented:

	2011	2010	2009
	(In Millions)

Compensation expense included in Entergy’s Consolidated Net Income	$3.9	$-	$-
Tax benefit recognized in Entergy’s Consolidated Net Income	$1.5	$-	$-
Compensation cost capitalized as part of fixed assets and inventory	$0.7	$-	$-

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

The following table includes financial information for the long-term incentive awards for each of the years presented:

	2011	2010	2009
	(In Millions)

Fair value of long-term incentive awards as of December 31,	$7.3	$10.1	$17.2
Compensation expense included in Entergy’s Consolidated Net Income for the year	$0.7	($0.9)	$5.6
Tax benefit (expense) recognized in Entergy’s Consolidated Net Income for the year	$0.3	($0.4)	$2.2
Compensation cost capitalized as part of fixed assets and inventory	$0.1	$0.1	$1.0

Entergy paid $0.7 million in 2011 for awards earned under the Long-Term Incentive Plan.  The distribution is applicable to the 2008 – 2010 performance period.

Restricted Unit Awards

Entergy grants restricted unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted units are equal to the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted unit awards granted is 36 months.  As of December 31, 2011, there were 138,965 unvested restricted units that are expected to vest over an average period of 10 months.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for restricted unit awards for each of the years presented:

	2011	2010	2009
	(In Millions)

Fair value of restricted awards as of December 31,	$6.6	$8.3	$4.6
Compensation expense included in Entergy’s Consolidated Net Income for the year	$3.7	$3.9	$2.0
Tax benefit recognized in Entergy’s Consolidated Net Income for the year	$1.4	$1.5	$0.8
Compensation cost capitalized as part of fixed assets and inventory	$0.7	$0.9	$0.5

Entergy paid $5.9 million in 2011 for awards under the Restricted Units Awards Plan.

NOTE 13.   BUSINESS SEGMENT INFORMATION  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi,  Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of December 31, 2011 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

Entergy’s segment financial information is as follows:

2011	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,841,827	$2,413,773	$4,157	($30,684)	$11,229,073
Deprec., amort. & decomm.	$1,027,597	$260,638	$4,562	$-	$1,292,797
Interest and investment income	$158,737	$136,492	$28,830	($194,925)	$129,134
Interest expense	$455,739	$20,634	$121,599	($84,345)	$513,627
Income taxes	$27,311	$225,456	$33,496	$-	$286,263
Consolidated net income (loss)	$1,123,866	$491,841	($137,755)	($110,580)	$1,367,372
Total assets	$32,734,549	$10,533,080	($507,860)	($2,058,070)	$40,701,699
Investment in affiliates - at equity	$199	$44,677	$-	$-	$44,876
Cash paid for long-lived asset additions	$2,351,913	$1,048,146	($402)	$-	$3,399,657

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,941,332	$2,566,156	$7,442	($27,353)	$11,487,577
Deprec., amort. & decomm.	$1,006,385	$270,658	$4,587	$-	$1,281,630
Interest and investment income	$182,493	$171,158	$44,757	($212,953)	$185,455
Interest expense	$493,241	$71,817	$129,505	($119,396)	$575,167
Income taxes (benefits)	$454,227	$268,649	($105,637)	$-	$617,239
Consolidated net income	$829,719	$489,422	$44,721	($93,557)	$1,270,305
Total assets	$31,080,240	$10,102,817	($714,968)	($1,782,813)	$38,685,276
Investment in affiliates - at equity	$199	$59,456	($18,958)	$-	$40,697
Cash paid for long-lived asset additions	$1,766,609	$687,313	$75	$-	$2,453,997

2009	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,055,353	$2,711,078	$5,682	($26,463)	$10,745,650
Deprec., amort. & decomm.	$1,025,922	$251,147	$4,769	$-	$1,281,838
Interest and investment income (loss)	$180,505	$196,492	($10,470)	($129,899)	$236,628
Interest expense	$462,206	$78,278	$86,420	($56,460)	$570,444
Income taxes (benefits)	$388,682	$322,255	($78,197)	$-	$632,740
Consolidated net income (loss)	$708,905	$641,094	($25,511)	($73,438)	$1,251,050
Total assets	$29,892,088	$11,134,791	($646,756)	($2,818,170)	$37,561,953
Investment in affiliates - at equity	$200	$-	$39,380	$-	$39,580
Cash paid for long-lived asset additions	$1,872,997	$661,596	($5,874)	$-	$2,528,719

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

Geographic Areas

For the years ended December 31, 2011 and 2010, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2011 and 2010, Entergy had no long-lived assets located outside of the United States.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

NOTE 14.   EQUITY METHOD INVESTMENTS (Entergy Corporation)

As of December 31, 2011, Entergy owns investments in the following companies that it accounts for under the equity method of accounting:

Investment	Ownership	Description

Entergy-Koch	50% partnership interest	Entergy-Koch was in the energy commodity marketing and trading business and gas transportation and storage business until the fourth quarter 2004 when these businesses were sold.

RS Cogen LLC	50% member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area.

Top Deer	50% member interest	Wind-powered electric generation joint venture.

Following is a reconciliation of Entergy’s investments in equity affiliates:

	2011	2010	2009
	(In Thousands)

Beginning of year	$40,697	$39,580	$66,247
Loss from the investments	(88)	(2,469)	(7,793)
Dispositions and other adjustments	4,267	3,586	(18,874)
End of year	$44,876	$40,697	$39,580

Transactions with equity method investees

Entergy Gulf States Louisiana purchased approximately $41.1 million, $50.8 million, and $49.3 million of electricity generated from Entergy’s share of RS Cogen in 2011, 2010, and 2009, respectively.  Entergy’s operating transactions with its other equity method investees were not significant in 2011, 2010, or 2009.

NOTE 15.   ACQUISITIONS AND DISPOSITIONS (Entergy Corporation and Entergy Louisiana)

Acquisitions

Acadia

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

common assets for approximately $300 million.  In a separate transaction, Cleco Power acquired Acadia Unit 1 and the other 50 percent interest in the facility’s common assets.  Cleco Power will serve as operator for the entire facility.  The FERC and the LPSC approved the transaction.

Rhode Island State Energy Center

In December 2011 a subsidiary in the Entergy Wholesale Commodities business segment purchased the Rhode Island State Energy Center, a 583 MW natural gas-fired combined-cycle generating plant located in Johnston, Rhode Island, from a subsidiary of NextEra Energy Resources, for approximately $346 million.  The Rhode Island State Energy Center began commercial operation in 2002.

Palisades Purchased Power Agreement

Entergy’s purchase of the Palisades plant in 2007 included a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant’s output, excluding any future uprates.  Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh.  For the PPA, which was at below-market prices at the time of the acquisition, Entergy will amortize a liability to revenue over the life of the agreement.  The amount that will be amortized each period is based upon the difference between the present value calculated at the date of acquisition of each year’s difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $43 million in 2011, $46 million in 2010, and $53 million in 2009.  The amounts to be amortized to revenue for the next five years will be $17 million in 2012, $18 million for 2013, $16 million for 2014, $15 million for 2015, and $13 million for 2016.

NYPA Value Sharing Agreements

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, Entergy subsidiaries and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, Entergy subsidiaries will make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year’s output is due by January 15 of the following year.  Entergy will record the liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  An amount equal to the liability will be recorded to the plant asset account as contingent purchase price consideration for the plants.  In 2011, 2010, and 2009, Entergy Wholesale Commodities recorded $72 million as plant for generation during each of those years.  This amount will be depreciated over the expected remaining useful life of the plants.

Dispositions

Harrison County

In the fourth quarter 2010, an Entergy Wholesale Commodities subsidiary sold its ownership interest in the Harrison County Power Project 550 MW combined-cycle plant to two Texas electric cooperatives that owned a minority share of the Marshall, Texas unit.  Entergy sold its 61 percent share of the plant for $219 million and realized a gain of $44.2 million ($27.2 million net-of-tax) on the sale.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Derivatives

The fair values of Entergy’s derivative instruments on the consolidated balance sheets as of December 31, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$197 million	($25) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$112 million	($1) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$-	($-)	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$1 million	($1) million	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$37 million	($8) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$-	($-)	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$33 million	($33) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$-	($-)	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$30 million	($-)	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments on the consolidated balance sheets as of December 31, 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$160 million	($7) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$82 million	($29) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$5 million	($5) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$47 million	($30) million	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity forwards, swaps and options	Prepayments and other (current portion)	$2 million	($-)	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other deferred debits and other assets (non-current portion)	$14 million	($8) million	Entergy Wholesale Commodities

Liabilities:
Electricity forwards, swaps and options	Other current liabilities (current portion)	$2 million	($2) million	Entergy Wholesale Commodities
Electricity forwards, swaps and options	Other non-current liabilities (non-current portion)	$7 million	($7) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$2 million	($-)	Utility

(a)
The balances of derivative assets and liabilities in these tables are presented gross.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented on the Entergy Consolidated Balance Sheets on a net basis in accordance with accounting guidance for Derivatives and Hedging.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the years ended December 31, 2011, 2010, and 2009 is as follows:

Instrument	Amount of gain recognized in AOCI (effective portion)	Income Statement location	Amount of gain reclassified from accumulated OCI into income (effective portion)

2011
Electricity forwards, swaps and options	$296 million	Competitive businesses operating revenues	$168 million

2010
Electricity forwards, swaps and options	$206 million	Competitive businesses operating revenues	$220 million

2009
Electricity forwards, swaps, and options	$315 million	Competitive businesses operating revenues	$322 million

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Based on market prices as of December 31, 2011, cash flow hedges relating to power sales totaled $310 million of net unrealized gains.  Approximately $197 million is expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI, however, could vary due to future changes in market prices.  Gains totaling approximately $168 million, $220 million, and $322 million were realized on the maturity of cash flow hedges, before taxes of $59 million, $77 million, and $113 million for the years ended December 31, 2011, 2010, and 2009, respectively.  Unrealized gains or losses recorded in OCI result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at December 31, 2011 is approximately three years.  Planned generation currently sold forward from Entergy Wholesale Commodities nuclear power plants is 88% for 2012 of which approximately 47% is sold under financial derivatives and the remainder under normal purchase/sale contracts. The change in the value of Entergy’s cash flow hedges due to ineffectiveness was $6.1 million for the year ended December 31, 2011 and was insignificant for the year ended December 31, 2010.  The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. Certain agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  As of December 31, 2011, there were no hedge contracts with counterparties in a liability position.  Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge. In this situation, gains or losses accumulated in OCI prior to de-designation continue to be deferred in OCI until they are included in income as the original hedged transaction occurs.  From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility’s Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of December 31, 2011 is 37,980,000 MMBtu for Entergy, 10,890,000 MMBtu for Entergy Gulf States Louisiana, 15,730,000 MMBtu for Entergy Louisiana,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

10,360,000 MMBtu for Entergy Mississippi, and 1,000,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2011, 2010, and 2009 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2011
Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	($62) million
Electricity forwards, swaps and options de-designated as hedged items	$1 million	Competitive business operating revenues	$11 million

2010
Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	($95) million
Electricity forwards, swaps and options de-designated as hedged items	$15 million	Competitive business operating revenues	$ -

2009
Natural gas swaps	$ -	Fuel, fuel-related expenses, and gas purchased for resale	($160) million

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of December 31, 2011 and 2010 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

2011
Liabilities:
Natural gas swaps	Gas hedge contracts	$8.6 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$12.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$7.8 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$1.5 million	Entergy New Orleans

2010
Assets:
Natural gas swaps	Prepayments and other	$0.3 million	Entergy Mississippi

Liabilities:
Natural gas swaps	Gas hedge contracts	$1.0 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$0.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.5 million	Entergy New Orleans

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their statements of income for the years ended December 31, 2011, 2010, and 2009 are as follows:

Instrument	Statement of Income Location	Amount of loss recorded in income	Registrant

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($17.9) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($25.6) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($15.0) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.2) million	Entergy New Orleans

2010
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($25.0) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($40.5) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($27.5) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.7) million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Statement of Income Location	Amount of loss recorded in income	Registrant

2009
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($42.0) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($66.4) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($40.7) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($10.5) million	Entergy New Orleans

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

The values for the cash flow hedges that are recorded as derivative contract assets or liabilities are based on both observable inputs including public market prices and unobservable inputs such as model-generated prices for longer-term markets and are classified as Level 3 assets and liabilities.  The amounts reflected as the fair value of derivative assets or liabilities are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy’s Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward power market prices and estimates regarding the costs associated with the transportation of the power from the plants’ bus bar to the contract’s point of delivery, generally a power market hub, for the period thereafter.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  As of December 31, 2011, Entergy had in-the-money derivative contracts with a fair value of $312 million with counterparties or their guarantor who are all currently investment grade.  As of December 31, 2011 there are no out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$613	$-	$-	$613
Decommissioning trust funds (a):
Equity securities	397	1,732	-	2,129
Debt securities	639	1,020	-	1,659
Power contracts	-	-	312	312
Securitization recovery trust account	50	-	-	50
Storm reserve escrow account	335	-	-	335
	$2,034	$2,752	$312	$5,098

Liabilities:
Gas hedge contracts	$30	$-	$-	$30

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,218	$-	$-	$1,218
Decommissioning trust funds (a):
Equity securities	387	1,689	-	2,076
Debt securities	497	1,023	-	1,520
Power contracts	-	-	214	214
Securitization recovery trust account	43	-	-	43
Storm reserve escrow account	329	-	-	329
	$2,474	$2,712	$214	$5,400

Liabilities:
Power contracts	$-	$-	$17	$17
Gas hedge contracts	2	-	-	2
	$2	$-	$17	$19

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 17 for additional information on the investment portfolios.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(In Millions)

Balance as of January 1,	$197	$200	$207

Unrealized gains from price changes	268	221	310
Unrealized gains/(losses) on originations	15	(4)	5
Realized gains on settlements	(168)	(220)	(322)

Balance as of December 31,	$312	$197	$200

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.9	$-	$-	$17.9
Decommissioning trust funds (a):
Equity securities	6.3	323.1	-	329.4
Debt securities	82.8	129.5	-	212.3
Securitization recovery trust account	3.9	-	-	3.9
	$110.9	$452.6	$-	$563.5

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$101.9	$-	$-	$101.9
Decommissioning trust funds (a):
Equity securities	3.4	316.3	-	319.7
Debt securities	41.4	159.7	-	201.1
Securitization recovery trust account	2.4	-	-	2.4
	$149.1	$476.0	$-	$625.1

Entergy Gulf States Louisiana

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.6	$-	$-	$24.6
Decommissioning trust funds (a):
Equity securities	5.1	233.6	-	238.7
Debt securities	39.5	142.7	-	182.2
Storm reserve escrow account	90.2	-	-	90.2
	$159.4	$376.3	$-	$535.7

Liabilities:
Gas hedge contracts	$8.6	$-	$-	$8.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$154.9	$-	$-	$154.9
Decommissioning trust funds (a):
Equity securities	3.8	231.1	-	234.9
Debt securities	32.2	126.5	-	158.7
Storm reserve escrow account	90.1	-	-	90.1
	$281.0	$357.6	$-	$638.6

Liabilities:
Gas hedge contracts	$1.0	$-	$-	$1.0

Entergy Louisiana

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.9	$146.3	$-	$149.2
Debt securities	51.6	53.2	-	104.8
Securitization recovery trust account	5.2	-	-	5.2
Storm reserve escrow account	201.2	-	-	201.2
	$260.9	$199.5	$-	$460.4

Liabilities:
Gas hedge contracts	$12.4	$-	$-	$12.4

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$122.5	$-	$-	$122.5
Decommissioning trust funds (a):
Equity securities	1.3	142.6	-	143.9
Debt securities	45.7	50.9	-	96.6
Storm reserve escrow account	201.0	-	-	201.0
	$370.5	$193.5	$-	$564.0

Liabilities:
Gas hedge contracts	$0.4	$-	$-	$0.4

Entergy Mississippi

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$31.8	$-	$-	$31.8

Liabilities:
Gas hedge contracts	$7.8	$-	$-	$7.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Gas hedge contracts	$0.3	$-	$-	$0.3
Storm reserve escrow account	31.9	-	-	31.9
	$32.2	$-	$-	$32.2

Entergy New Orleans

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.3	$-	$-	$9.3
Storm reserve escrow account	12.0	-	-	12.0
	$21.3	$-	$-	$21.3

Liabilities:
Gas hedge contracts	$1.5	$-	$-	$1.5

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$53.6	$-	$-	$53.6
Storm reserve escrow account	6.0	-	-	6.0
	$59.6	$-	$-	$59.6

Liabilities:
Gas hedge contracts	$0.5	$-	$-	$0.5

Entergy Texas

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$65.1	$-	$-	$65.1
Securitization recovery trust account	41.2	-	-	41.2
	$106.3	$-	$-	$106.3

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$33.6	$-	$-	$33.6
Securitization recovery trust account	40.6	-	-	40.6
	$74.2	$-	$-	$74.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$154.2	$-	$-	$154.2
Decommissioning trust funds (a):
Equity securities	2.7	234.5	-	237.2
Debt securities	123.2	63.0	-	186.2
	$280.1	$297.5	$-	$577.6

2010	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$262.9	$-	$-	$262.9
Decommissioning trust funds (a):
Equity securities	3.1	220.9	-	224.0
Debt securities	95.7	68.2	-	163.9
	$361.7	$289.1	$-	$650.8

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 17 for additional information on the investment portfolios.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The securities held as of December 31, 2011 and 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)

2011
Equity Securities	$2,129	$423	$14
Debt Securities	1,659	115	5
Total	$3,788	$538	$19

2010
Equity Securities	$2,076	$436	$9
Debt Securities	1,520	67	12
Total	$3,596	$503	$21

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $149 million and $130 million as of December 31, 2011 and 2010, respectively.  The amortized cost of debt securities was $1,530 million as of December 31, 2011 and $1,475 million as of December 31, 2010.  As of December 31, 2011, the debt securities have an average coupon rate of approximately 4.15%, an average duration of approximately 5.40 years, and an average maturity of approximately 8.53 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$130	$9	$123	$3
More than 12 months	43	5	60	2
Total	$173	$14	$183	$5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$15	$1	$474	$11
More than 12 months	105	8	4	1
Total	$120	$9	$478	$12

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Millions)
less than 1 year	$69	$37
1 year - 5 years	566	557
5 years - 10 years	583	512
10 years - 15 years	187	163
15 years - 20 years	42	47
20 years+	212	204
Total	$1,659	$1,520

During the years ended December 31, 2011, 2010, and 2009, proceeds from the dispositions of securities amounted to $1,360 million, $2,606 million, and $2,571 million, respectively.  During the years ended December 31, 2011, 2010, and 2009, gross gains of $29 million, $69 million, and $80 million, respectively, and gross losses of $11 million, $9 million, and $30 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2011 and 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$329.4	$70.9	$0.4
Debt Securities	212.3	15.2	0.4
Total	$541.7	$86.1	$0.8

2010
Equity Securities	$319.7	$74.2	$0.3
Debt Securities	201.1	11.0	1.0
Total	$520.8	$85.2	$1.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $197.5 million as of December 31, 2011 and $191.2 million as of December 31, 2010.  As of December 31, 2011, the debt securities have an average coupon rate of approximately 3.61%, an average duration of approximately 4.86 years, and an average maturity of approximately 5.58 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$13.7	$0.4	$14.3	$0.4
More than 12 months	-	-	1.0	-
Total	$13.7	$0.4	$15.3	$0.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$44.3	$1.0
More than 12 months	6.6	0.3	-	-
Total	$6.6	$0.3	$44.3	$1.0

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Millions)

less than 1 year	$7.8	$5.3
1 year - 5 years	86.5	100.1
5 years - 10 years	109.1	85.2
10 years - 15 years	2.7	4.5
15 years - 20 years	-	-
20 years+	6.2	6.0
Total	$212.3	$201.1

During the years ended December 31, 2011, 2010, and 2009, proceeds from the dispositions of securities amounted to $125.4 million, $367.3 million, and $154.6 million, respectively.  During the years ended December 31, 2011, 2010, and 2009, gross gains of $3.9 million, $29.2 million, and $2.6 million, respectively, and gross losses of $0.2 million, $0.8 million, and $1.4 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2011 and 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$238.7	$40.9	$0.8
Debt Securities	182.2	15.2	0.3
Total	$420.9	$56.1	$1.1

2010
Equity Securities	$234.9	$41.7	$1.4
Debt Securities	158.7	8.8	0.8
Total	$393.6	$50.5	$2.2

The amortized cost of debt securities was $166.9 million as of December 31, 2011 and $150.0 million as of December 31, 2010.  As of December 31, 2011, the debt securities have an average coupon rate of approximately 4.74%, an average duration of approximately 5.94 years, and an average maturity of approximately 9.20 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$14.0	$0.5	$9.3	$0.2
More than 12 months	2.7	0.3	1.1	0.1
Total	$16.7	$0.8	$10.4	$0.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$22.6	$0.6
More than 12 months	18.6	1.4	0.9	0.2
Total	$18.6	$1.4	$23.5	$0.8

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Millions)

less than 1 year	$7.1	$4.7
1 year - 5 years	40.8	35.0
5 years - 10 years	53.5	54.2
10 years - 15 years	62.9	48.1
15 years - 20 years	3.2	3.7
20 years+	14.7	13.0
Total	$182.2	$158.7

During the years ended December 31, 2011, 2010, and 2009, proceeds from the dispositions of securities amounted to $76.8 million, $100.8 million, and $95.2 million, respectively.  During the years ended December 31, 2011, 2010, and 2009, gross gains of $2.8 million, $2.0 million, and $2.4 million, respectively, and gross losses of $0.5 million, $0.4 million, and $0.6 million, respectively, were recorded in earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2011 and 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$149.2	$29.7	$1.6
Debt Securities	104.8	8.8	0.2
Total	$254.0	$38.5	$1.8

2010
Equity Securities	$143.9	$31.0	$1.7
Debt Securities	96.6	5.3	0.1
Total	$240.5	$36.3	$1.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $91.9 million as of December 31, 2011 and $91.0 million as of December 31, 2010.  As of December 31, 2011, the debt securities have an average coupon rate of approximately 3.81%, an average duration of approximately 4.94 years, and an average maturity of approximately 8.96 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$11.6	$0.3	$5.5	$0.2
More than 12 months	10.0	1.3	0.2	-
Total	$21.6	$1.6	$5.7	$0.2

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$4.8	$0.1
More than 12 months	18.9	1.7	0.2	-
Total	$18.9	$1.7	$5.0	$0.1

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Millions)

less than 1 year	$3.9	$5.3
1 year - 5 years	39.8	28.1
5 years - 10 years	22.2	31.5
10 years - 15 years	18.9	14.1
15 years - 20 years	2.2	2.9
20 years+	17.8	14.7
Total	$104.8	$96.6

During the years ended December 31, 2011, 2010, and 2009, proceeds from the dispositions of securities amounted to $19.9 million, $44.5 million, and $47.5 million, respectively.  During the years ended December 31, 2011, 2010, and 2009, gross gains of $0.3 million, $0.7 million, and $1.7 million, respectively, and gross losses of $0.2 million, $0.3 million, and $1.1 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2011 and 2010 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2011
Equity Securities	$237.2	$35.4	$5.4
Debt Securities	186.2	9.5	0.1
Total	$423.4	$44.9	$5.5

2010
Equity Securities	$224.0	$37.3	$5.2
Debt Securities	163.9	4.4	1.5
Total	$387.9	$41.7	$6.7

The amortized cost of debt securities was $175.1 million as of December 31, 2011 and $159.3 million as of December 31, 2010.  As of December 31, 2011, the debt securities have an average coupon rate of approximately 3.46%, an average duration of approximately 4.89 years, and an average maturity of approximately 6.91 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$41.3	$1.8	$10.5	$0.1
More than 12 months	30.0	3.6	-	-
Total	$71.3	$5.4	$10.5	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2010:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$63.0	$1.5
More than 12 months	61.1	5.2	-	-
Total	$61.1	$5.2	$63.0	$1.5

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Millions)

less than 1 year	$10.2	$1.8
1 year - 5 years	94.6	79.8
5 years - 10 years	57.9	52.3
10 years - 15 years	2.6	2.5
15 years - 20 years	2.9	3.8
20 years+	18.0	23.7
Total	$186.2	$163.9

During the years ended December 31, 2011, 2010, and 2009, proceeds from the dispositions of securities amounted to $203.4 million, $322.8 million, and $393.0 million, respectively.  During the years ended December 31, 2011, 2010, and 2009, gross gains of $2.7 million, $4.4 million, and $4.4 million, respectively, and gross losses of $1.2 million, $0.6 million, and $6.5 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  For debt securities held as of January 1, 2009 for which an other-than-temporary impairment had previously been recognized but for which assessment under the new guidance indicates this impairment is temporary, Entergy recorded an adjustment to its opening balance of retained earnings of $11.3 million ($6.4 million net-of-tax).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the years ended December 31, 2011 and 2010.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy recorded charges to other income of $0.1 million in 2011, $1 million in 2010, and $86 million in 2009, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, is a variable interest entity and Entergy Louisiana is the primary beneficiary.  In September 2011, Entergy Louisiana Investment Recovery Funding issued investment recovery bonds to recover Entergy Louisiana’s investment recovery costs associated with the cancelled Little Gypsy repowering project.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds.  The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections.  See Note 5 to the financial statements for additional details regarding the investment recovery bonds.

Entergy Louisiana and System Energy are also considered to each hold a variable interest in the lessors from which they lease undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants, respectively.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements.  Entergy Louisiana made payments on its lease, including interest, of $50.4 million in 2011, $35.1 million in 2010, and $32.5 million in 2009.  System Energy made payments on its lease, including interest, of $49.4 million in 2011, $48.6 million in 2010, and $47.8 million in 2009.  The lessors are banks acting in the capacity of owner trustee for the benefit of equity investors in the transactions pursuant to trust agreements entered solely for the purpose of facilitating the lease transactions.  It is possible that Entergy Louisiana and System Energy may be considered as the primary beneficiary of the lessors, but Entergy is unable to apply the revised authoritative accounting guidance with respect to these VIEs because the lessors are not required to, and could not, provide the necessary financial information to consolidate the lessors.  Because Entergy accounts for these leasing arrangements as capital financings, however, Entergy believes that consolidating the lessors would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  Entergy believes, however, that the obligations recorded on the balance sheets materially represent each company’s potential exposure to loss.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 19.    TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Each Registrant Subsidiary purchases electricity from or sells electricity to the other Registrant Subsidiaries, or both, under rate schedules filed with FERC.  The Registrant Subsidiaries receive management, technical, advisory, operating, and administrative services from Entergy Services; receive management, technical, and operating services from Entergy Operations; and until the first quarter 2011 purchased fuel from System Fuels.  These transactions are on an “at cost” basis.  In addition, Entergy Power sells electricity to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans.  RS Cogen sells electricity to Entergy Gulf States Louisiana.

As described in Note 1 to the financial statements, all of System Energy’s operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

As described in Note 4 to the financial statements, the Registrant Subsidiaries participate in Entergy’s money pool and earn interest income from the money pool.  Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans also received interest income from System Fuels until the first quarter 2011, when System Fuels repaid each company’s investment in System Fuels.  As described in Note 2 to the financial statements, Entergy Gulf States Louisiana and Entergy Louisiana receive preferred membership distributions from Entergy Holdings Company.

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2011	$293.8	$574.5	$139.0	$125.1	$96.9	$264.1	$563.4
2010	$307.1	$462.9	$228.0	$59.4	$56.0	$372.8	$558.6
2009	$354.5	$475.5	$260.2	$56.2	$87.6	$295.0	$554.0

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

	(1)	(2)	(3)		(4)
2011	$752.7	$563.1	$574.0	$337.2	$226.6	$486.6	$131.5
2010	$545.6	$602.7	$483.0	$372.9	$235.8	$519.0	$122.7
2009	$844.5	$547.6	$496.6	$353.1	$213.5	$417.6	$136.3

(1)	Includes $1.2 million in 2011, $0.1 million in 2010, and $0.1 million in 2009 for power purchased from Entergy Power.
(2)	Includes power purchased from RS Cogen of $41.1 million in 2011, $50.8 million in 2010, and $49.3 million in 2009.
(3)	Includes power purchased from Entergy Power of $14.5 million in 2011, $12.0 million in 2010, and $11.6 million in 2009.
(4)	Includes power purchased from Entergy Power of $14.2 million in 2011, $11.8 million in 2010, and $11.3 million in 2009.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Intercompany Interest and Investment Income

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2011	$0.1	$32.5	$78.1	$0.1	$0.1	$0.0	$0.6
2010	$0.6	$26.5	$67.6	$0.3	$0.2	$0.1	$0.7
2009	$0.9	$19.5	$55.5	$0.8	$0.7	$0.4	$1.9

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating results for the four quarters of 2011 and 2010 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income	Consolidated Net Income	Net Income Attributable to Entergy Corporation
	(In Thousands)
2011:
First Quarter	$2,541,208	$510,891	$253,678	$248,663
Second Quarter	$2,803,279	$558,738	$320,598	$315,583
Third Quarter	$3,395,553	$600,909	$633,069	$628,054
Fourth Quarter	$2,489,033	$342,696	$160,027	$154,139
2010:
First Quarter	$2,759,347	$476,714	$218,814	$213,799
Second Quarter	$2,862,950	$626,241	$320,283	$315,266
Third Quarter	$3,332,176	$770,642	$497,901	$492,886
Fourth Quarter	$2,533,104	$393,780	$233,307	$228,291

Earnings per Average Common Share

	2011		2010
	Basic	Diluted	Basic	Diluted

First Quarter	$1.39	$1.38	$1.13	$1.12
Second Quarter	$1.77	$1.76	$1.67	$1.65
Third Quarter	$3.55	$3.53	$2.65	$2.62
Fourth Quarter	$0.88	$0.88	$1.27	$1.26

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter.  Operating results for the Registrant Subsidiaries for the four quarters of 2011 and 2010 were:

Operating Revenue

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2011:
First Quarter	$443,498	$495,898	$515,434	$288,983	$158,256	$348,884	$128,395
Second Quarter	$516,833	$522,562	$651,847	$302,194	$150,498	$444,423	$129,120
Third Quarter	$658,356	$596,948	$786,814	$365,569	$182,032	$556,955	$152,431
Fourth Quarter	$465,623	$519,001	$554,820	$309,724	$139,399	$406,937	$153,465
2010:
First Quarter	$531,894	$498,675	$611,524	$244,135	$180,026	$336,206	$128,584
Second Quarter	$540,535	$509,225	$619,473	$309,261	$138,685	$471,153	$124,419
Third Quarter	$575,062	$632,772	$768,190	$408,692	$189,698	$514,786	$151,781
Fourth Quarter	$434,956	$456,349	$539,579	$270,834	$151,040	$368,286	$153,800

Operating Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2011:
First Quarter	$60,905	$83,069	$47,561	$37,286	$16,933	$45,593	$36,387
Second Quarter	$99,072	$89,860	$96,648	$50,280	$15,710	$57,682	$33,996
Third Quarter	$164,822	$100,276	($61,706)	$60,885	$36,603	$86,810	$38,520
Fourth Quarter	$33,555	$57,506	$3,606	$32,938	($6,118)	$24,935	$41,699
2010:
First Quarter	$41,917	$75,702	$56,328	$27,501	$21,479	$42,083	$38,396
Second Quarter	$108,793	$82,594	$90,115	$64,573	$10,027	$53,615	$42,292
Third Quarter	$166,575	$127,825	$120,872	$62,488	$26,356	$72,496	$42,033
Fourth Quarter	$8,731	$38,486	$29,359	$26,714	$3,970	$22,380	$42,426

Net Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2011:
First Quarter	$25,608	$45,670	$40,298	$17,314	$8,927	$15,726	$19,336
Second Quarter	$50,298	$49,310	$75,103	$23,829	$8,207	$23,097	$21,986
Third Quarter	$80,945	$51,946	$337,722	$33,169	$18,943	$40,875	$14,263
Fourth Quarter	$8,040	$56,101	$20,800	$34,417	($101)	$1,147	$8,612
2010:
First Quarter	$15,253	$38,083	$36,833	$11,550	$11,517	$12,418	$20,613
Second Quarter	$55,401	$32,154	$61,259	$34,744	$5,529	$22,333	$20,442
Third Quarter	$93,290	$76,939	$94,320	$34,499	$15,540	$31,132	$22,299
Fourth Quarter	$8,674	$43,562	$39,023	$4,584	($1,472)	$317	$19,270

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings Applicable to Common Equity

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)
2011:
First Quarter	$23,890	$45,464	$38,560	$16,607	$8,686
Second Quarter	$48,580	$49,104	$73,365	$23,122	$7,966
Third Quarter	$79,227	$51,740	$335,984	$32,462	$18,702
Fourth Quarter	$6,321	$55,894	$19,064	$33,710	($343)
2010:
First Quarter	$13,535	$37,877	$35,095	$10,843	$11,276
Second Quarter	$53,683	$31,946	$59,521	$34,037	$5,288
Third Quarter	$91,572	$76,733	$92,582	$33,792	$15,298
Fourth Quarter	$6,955	$43,355	$37,287	$3,877	($1,713)

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail electric distribution operations.  Entergy owns and operates power plants with approximately 30,000 MW of aggregate electric generating capacity, including over 10,000 MW of nuclear-fueled capacity.  Entergy’s Utility business delivers electricity to 2.8 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy generated annual revenues of $11.2 billion in 2011 and had approximately 15,000 employees as of December 31, 2011.

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.  As discussed in more detail in “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in December 2011, Entergy entered into an agreement to spin off its transmission business and merge it with a newly-formed subsidiary of ITC Holdings Corp.

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

Strategy

Entergy aspires to achieve industry-leading total shareholder returns in an environmentally responsible fashion by leveraging the scale and expertise inherent in its core nuclear and utility operations.  Entergy’s current scope includes electricity generation, transmission and distribution as well as natural gas transportation and distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, and risk management.  Entergy also focuses on portfolio management to make periodic buy, build, hold, or sell decisions based upon its analytically-derived points of view, which are updated as market conditions evolve.

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

The six retail utility subsidiaries are each regulated by the FERC and by state utility commissions, or, in the case of Entergy New Orleans, the City Council.  System Energy is regulated by the FERC because all of its transactions are at wholesale.  The Utility continues to operate as a rate-regulated business as efforts toward deregulation have been abandoned or have not been initiated in its service territories.  The overall generation portfolio of the Utility, which relies heavily on natural gas and nuclear generation, is consistent with Entergy’s strong support for the environment.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2011, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)

Entergy Arkansas	Portions of Arkansas	693	25%
Entergy Gulf States Louisiana	Portions of Louisiana	384	14%	92	48%
Entergy Louisiana	Portions of Louisiana	669	24%
Entergy Mississippi	Portions of Mississippi	437	16%
Entergy New Orleans	City of New Orleans*	161	6%	101	52%
Entergy Texas	Portions of Texas	413	15%
Total customers		2,757	100%	193	100%

*	Excludes the Algiers area of the city, where Entergy Louisiana provides electric service.

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On August 3, 2011, Entergy reached a 2011 peak demand of 22,387 MWh, compared to the 2010 peak of 21,799 MWh recorded on August 2, 2010.  Selected electric energy sales data is shown in the table below:

Selected 2011 Electric Energy Sales Data

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	21,584	19,885	31,744	13,574	5,120	16,863	-	108,688
Sales for resale:
Affiliates	6,893	8,595	2,145	431	1,167	4,158	9,293	-
Others	1,304	1,013	185	332	19	1,258	-	4,111
Total	29,781	29,493	34,074	14,337	6,306	22,279	9,293	112,799

Average use per residential customer (kWh)	14,119	16,376	16,022	15,948	13,231	16,719	-	15,528

(a)	Includes the effect of intercompany eliminations.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The following table illustrates the Utility operating companies’ 2011 combined electric sales volume as a percentage of total electric sales volume, and 2011 combined electric revenues as a percentage of total 2011 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue

Residential	32.5	38.8
Commercial	25.5	26.9
Industrial (a)	36.2	26.6
Governmental	2.2	2.4
Wholesale/Other	3.6	5.3

(a)	Major industrial customers are in the chemical, petroleum refining, and pulp and paper industries.

See “Selected Financial Data” for each of the Utility operating companies for the detail of their sales by customer class for 2007-2011.

Selected 2011 Natural Gas Sales Data

Entergy New Orleans and Entergy Gulf States Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Gulf States Louisiana sold 10,074,754 and 7,005,074 Mcf, respectively, of natural gas to retail customers in 2011.  In 2011, 97% of Entergy Gulf States Louisiana’s operating revenue was derived from the electric utility business, and only 3% from the natural gas distribution business.  For Entergy New Orleans, 84% of operating revenue was derived from the electric utility business and 16% from the natural gas distribution business in 2011.  Following is data concerning Entergy New Orleans’s 2011 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Revenue

Residential	42%	52%
Commercial	37%	24%
Industrial	7%	8%
Governmental/Municipal	14%	16%

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

In the Delaney vs. Entergy Louisiana proceeding, the LPSC ordered Entergy Louisiana, beginning with the May 2000 fuel adjustment clause filing, to re-price costs flowed through its fuel adjustment clause related to the Evangeline gas contract so that the price included for fuel adjustment clause recovery shall thereafter be at the rate of the Henry Hub first of the month cash market price (as reported by the publication Inside FERC) plus $0.24 per mmBtu for the month for which the fuel adjustment clause is calculated, irrespective of the actual cost for the Evangeline contract quantity reflected in that month’s fuel adjustment clause.  The Evangeline gas contract expires on January 1, 2013.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In September 2002, Entergy Louisiana settled a proceeding that concerned a contract entered into by Entergy Louisiana to purchase, through 2031, energy generated by a hydroelectric facility known as the Vidalia project.  In the settlement, the LPSC approved Entergy Louisiana’s proposed treatment of the regulatory effect of the benefit from a tax accounting election related to that project.  In general, the settlement permitted Entergy Louisiana to keep a portion of the tax benefit in exchange for bearing the risk associated with sustaining the tax treatment.  See Note 8 to the financial statements for additional discussion of the obligations related to the Vidalia project and the sharing of tax benefits with customers.

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

Power Management Rider

The MPSC approved the purchase of the Attala power plant in November 2005.  In December 2005, the MPSC issued an order approving the investment cost recovery through its power management rider and limited the recovery to a period that begins with the closing date of the purchase and ends the earlier of the date costs are incorporated into base rates or December 31, 2006.  As a consequence of the events surrounding Entergy Mississippi’s ongoing efforts to recover storm restoration costs associated with Hurricane Katrina, in October 2006, the MPSC approved a revision to Entergy Mississippi’s power management rider.  The revision has the effect of allowing Entergy Mississippi to recover the annual ownership costs of the Attala plant until such time as a general rate case is filed.

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

Storm Cost Recovery

Entergy Mississippi maintains a storm damage reserve pursuant to orders of the MPSC and consistent with the regulatory accounting requirements.  Entergy Mississippi's storm damage reserve is funded through its storm damage rider schedule.  In August 2011, Entergy Mississippi filed with the MPSC a notice of its intent to revise the storm damage rider schedule to recover over a 36-month period approximately $30 million and to increase the level of monthly accruals to the storm damage reserve from the current level of $750,000 per month to $1.75 million per month, and to increase the current level of the storm reserve cap during which funds will accrue from $15 million to $25 million.  The cap is the level of the storm reserve balance at which monthly accruals would temporarily cease.  The amounts of the monthly accruals and the cap have not been revised since 2001 and the current amounts do not reflect the costs of current storm restoration activities.  Consideration of Entergy Mississippi’s notice is pending.

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

In September 2011, the PUCT adopted a proposed rule implementing a Distribution Cost Recovery Factor to recover capital and capital-related costs related to distribution infrastructure.  The Distribution Cost Recovery Factor permits utilities once per year to implement an increase in rates above amounts reflected in base rates to reflect depreciation expense, federal income tax and other taxes, and return on investment.  The Distribution Cost Recovery Factor rider may be changed a maximum of four times between base rate cases, and expires in January 2017, unless otherwise extended by the Texas Legislature.

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

Entergy Texas and the other parties to the PUCT proceeding to determine the design of the competitive generation tariff were involved in negotiations throughout 2011 with the objective of resolving as many disputed issues as possible regarding the tariff.  While these negotiations remain pending, the PUCT has directed the parties to file testimony allowing it to consider and resolve certain threshold issues related to the design of the program, including:  1) the definition and calculation of any cost unrecovered by Entergy Texas as a result of the tariff; 2) who should be eligible to take service under the tariff; and 3) what ratepayers should be responsible for paying any unrecovered costs experienced by Entergy Texas.  Testimony addressing these issues has been submitted and a hearing is scheduled for April 2012.

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

Entergy Gulf States Louisiana holds non-exclusive franchises to provide electric service in approximately 56 incorporated municipalities and the unincorporated areas of approximately 18 parishes, and to provide gas service in the City of Baton Rouge and the unincorporated areas of two parishes.  Most of Entergy Gulf States Louisiana’s franchises have a term of 60 years.  Entergy Gulf States Louisiana’s current electric franchises expire during 2015-2046.

Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 116 incorporated Louisiana municipalities.  Most of these franchises have 25-year terms.  Entergy Louisiana also supplies electric service in approximately 45 Louisiana parishes in which it holds non-exclusive franchises.  Entergy Louisiana’s electric franchises expire during 2015-2036.

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

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 27 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 68 incorporated municipalities.  Entergy Texas was typically granted 50-year franchises, but recently has been receiving 25-year franchises.  Entergy Texas’s electric franchises expire during 2013-2058.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Property and Other Generation Resources

Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2011, is indicated below:

	Owned and Leased Capability MW(1)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro

Entergy Arkansas	4,774	1,668	1,823	1,209	74
Entergy Gulf States Louisiana	3,317	1,980	974	363	-
Entergy Louisiana	5,424	4,265	1,159	-	-
Entergy Mississippi	3,229	2,809	-	420	-
Entergy New Orleans	764	764	-	-	-
Entergy Texas	2,538	2,269	-	269	-
System Energy	1,071	-	1,071	-	-
Total	21,117	13,755	5,027	2,261	74

(1)
“Owned and Leased Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

The Entergy System's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections.  These reviews consider existing and projected demand, the availability and price of power, the location of new load, and the economy.  Summer peak load in the Entergy System service territory has averaged 21,246 MW from 2002-2011.  In the 2002 time period, the Entergy System's long-term capacity resources, allowing for an adequate reserve margin, were approximately 3,000 MW less than the total capacity required for peak period demands.  In this time period the Entergy System met its capacity shortages almost entirely through short-term power purchases in the wholesale spot market.  In the fall of 2002, the Entergy System began a program to add new resources to its existing generation portfolio and began a process of issuing requests for proposals (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies.  The Entergy System has adopted a long-term resource strategy that calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted.  Entergy refers to this strategy as the "Portfolio Transformation Strategy".  Over the past nine years, Portfolio Transformation has resulted in the addition of about 4,500 MW of new long-term resources.  These figures do not include transactions currently pending as a result of the Summer 2009 RFP.  When the Summer 2009 RFP transactions are included in

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy the Entergy System portfolio of long-term resources and adjusting for unit deactivations of older generation, the Entergy System is approximately 500 MW short of its projected 2012 peak load plus reserve margin.  This remaining need is expected to be met through a nuclear uprate at Grand Gulf and limited-term resources.  The Entergy System will continue to access the spot power market to economically purchase energy in order to minimize customer cost.  In addition, Entergy considers in its planning processes the notices from Entergy Arkansas and Entergy Mississippi regarding their future withdrawal from the System Agreement.  Furthermore, as with other transmission systems, there are certain times during which congestion occurs on the Utility operating companies' transmission system that limits the ability of the Utility operating companies as well as other parties to fully utilize the generating resources that have been granted transmission service.

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

RFP	Short- term 3rd party	Limited-term affiliate	Limited- term 3rd party	Long-term affiliate	Long-term 3rd party	Total

Fall 2002	-	185-206 MW (a)	231 MW	101-121 MW (b)	718 MW (d)	1,235-1,276 MW
January 2003 supplemental	222 MW		-	-	-	222 MW
Spring 2003	-	-	381 MW	(c)	-	381 MW
Fall 2003	-	-	390 MW	-	-	390 MW
Fall 2004	-	-	1,250 MW	-	-	1,250 MW
2006 Long-Term	-	-	-	538 MW (e)	789 MW (f)	1,327 MW
Fall 2006	-	-	780 MW	-	-	780 MW
January 2008 (g)	-	-	-	-	-	-
2008 Western Region	-	-	300 MW	-	-	300 MW
Summer 2008 (h)	-	-	200 MW	-	-	200 MW
January 2009 Western Region	-	-	-	-	150-300 MW	150-300 MW
July 2009 Baseload	-	336 MW (i)	-	-	-	336 MW
Summer 2009 Long-Term (j)	-	-	-	551 MW	1555 MW	2106 MW

(a)	Includes a conditional option to increase the capacity up to the upper bound of the range.
(b)	The contracted capacity increased from 101 MW to 121 MW in 2010.
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

(d)	Entergy Louisiana's June 2005 purchase of the 718 MW, gas-fired Perryville plant, of which a total of 75% of the output is sold to Entergy Gulf States Louisiana and Entergy Texas.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

(e)	In 2011 the LPSC approved Entergy Louisiana’s cancellation of the Little Gypsy Unit 3 re-powering project selected from the 2006 Long-Term RFP.
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

(j)
Includes the Ninemile self-build option, acquisitions from KGen of its Hinds and Hot Spring facilities and a long-term PPA with Calpine Carville.  Contracts from the Summer 2009 Long-Term RFP have been executed but are still pending regulatory approvals.

Entergy Louisiana and Entergy New Orleans currently purchase, pursuant to ten-year purchased power agreements that expire in 2013, 121 MW of capacity and energy from Entergy Power sourced from Independence Steam Electric Station Unit 2.  The transaction, which originated from the Fall 2002 RFP, included an option for Entergy Louisiana and Entergy New Orleans to acquire an ownership interest in the unit for a total price of $80 million, subject to various adjustments.  In March 2008, Entergy Louisiana and Entergy New Orleans provided notice of their intent to exercise the option.  Entergy Louisiana and Entergy New Orleans continue to evaluate the economics of proceeding with this option.  Based upon changes in the long-term economics of the resource relative to current options, in August 2011, Entergy Louisiana made a filing with the LPSC seeking relief from the prior directive to exercise the option to purchase an ownership interest in the Independence unit.  The LPSC staff filed testimony suggesting that the option should be exercised but noting that this is largely a policy decision for the LPSC.

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a nominally-sized 550 MW combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station that was selected in the Summer 2009 Long-Term RFP.  For additional discussion of the Ninemile 6 project see Capital Expenditure Plans and Other uses of Capital in Entergy Corporation and Subsidiaries Management’s Discussion and Analysis.

In December 2010, on behalf of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Services issued the 2010 RFP for Long-Term Renewable Energy Resources seeking up to 233 MW of renewable generation resources to meet the requirements of an LPSC general order issued in December 2010.  In November 2011, Entergy Services selected five resources for a total of 143 MW for the primary selection list and two additional proposals, representing 103 MW for the secondary selection list.  The seven proposals collectively represent a mixture of as-available and baseload products, technologies, and geographic locations.

In June 2011, on behalf of Entergy Arkansas, Entergy Services issued the 2011 RFP for Transition Plan Resources.  The RFP sought up to 750 MW of flexible generation resources through one or more purchased power agreements to address Entergy Arkansas’s requirements for its 2014-2016 time frame.  Entergy Arkansas concluded its review and evaluation of the proposals submitted in response to the RFP in November 2011 and selected two proposals totaling approximately 795 MW for negotiation of definitive agreements.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In December 2011, on behalf of Entergy Texas, Entergy Services issued the 2011 Western Region RFP for Long-Term Supply Side Resources.  This RFP is seeking approximately 300 MW of baseload or flexible capacity, energy, and other electric products to meet the long-term reliability needs of the Western Region beginning in 2017.  This RFP includes a self-build option at Entergy Texas’s Lewis Creek site.

Other Procurements From Third Parties

The above table does not include resource acquisitions made outside of the RFP process, including Entergy Mississippi's January 2006 acquisition of the 480 MW, combined-cycle, gas-fired Attala power plant; Entergy Gulf States Louisiana's March 2008 acquisition of the 322 MW, simple-cycle, gas-fired Calcasieu Generating Facility; and Entergy Louisiana’s April 2011 acquisition of the 580 MW, combined-cycle, gas-fired Acadia Energy Center Unit 2.  The above table also does not reflect various limited- and long-term contracts that have been entered into in recent years by the Utility operating companies as a result of bilateral negotiations.

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

Gas Property

As of December 31, 2011, Entergy New Orleans distributed and transported natural gas for distribution within Algiers and New Orleans, Louisiana, through 2,500 miles of gas pipeline.  As of December 31, 2011, the gas properties of Entergy Gulf States Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States Louisiana's financial position.

Title

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2009-2011 were:

	Natural Gas		Nuclear		Coal		Purchased Power
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh

2011	25	4.85	34.81		13	2.31	28	4.59
2010	22	5.39	36.78		13	2.00	29	5.28
2009	19	5.64	34.66		12	2.04	35	5.29

Actual 2011 and projected 2012 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	Natural Gas		Nuclear		Coal		Purchased Power
	2011	2012	2011	2012	2011	2012	2011	2012

Entergy Arkansas (a)	3%	11%	57%	52%	24%	23%	16%	14%
Entergy Gulf States Louisiana	29%	31%	27%	19%	10%	11%	34%	39%
Entergy Louisiana	29%	27%	36%	40%	2%	2%	33%	31%
Entergy Mississippi	39%	40%	23%	23%	19%	20%	19%	17%
Entergy New Orleans	37%	34%	45%	45%	9%	9%	9%	12%
Entergy Texas	37%	19%	12%	16%	9%	11%	42%	54%
System Energy (b)	-	-	100%	100%	-	-	-	-
Utility (a)	25%	23%	34%	34%	13%	13%	28%	30%

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas’s generation in 2011 and is expected to provide less than 1% of its generation in 2012.
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

Some of the Utility’s gas-fired plants are capable of also using fuel oil, if necessary.  Although based on current economics the Utility does not expect fuel oil use in 2012, it is possible that various operational events including weather or pipeline maintenance may require the use of fuel oil.

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

Entergy Louisiana has a long-term natural gas supply contract, which expires January 1, 2013, in which Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units.  Annual demand charges associated with this contract are estimated to be $6.6 million.  Entergy Louisiana conducted an RFP to obtain a replacement supplier for this contract and is in negotiations with the prevailing bidder.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Coal

Entergy Arkansas has committed to four one- to three-year contracts that will supply approximately 90% of the total coal supply needs in 2012.  These contracts are staggered in term so that not all contracts have to be renewed the same year.  The remaining 10% of total coal requirements will be satisfied by contracts with a term of less than one year.  Based on greater Powder River Basin (PRB) coal deliveries and the high cost of foreign coal, no alternative coal consumption is expected at Entergy Arkansas during 2012.  Entergy Arkansas has an existing long-term railroad transportation contract that will provide up to approximately 85% of Entergy Arkansas’s coal transportation requirements for 2012.  An RFP for Entergy Arkansas’ open rail transportation position was issued in 2011 and a definitive agreement is expected by mid-2012.

Entergy Gulf States Louisiana has executed three one- to three-year contracts that will supply approximately 90% of Nelson Unit 6 coal needs in 2012.  Additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs.  For the same reasons as for Entergy Arkansas’s plants, no alternative coal consumption is expected at Nelson Unit 6 during 2012.  Coal will be transported to Nelson via a new transportation agreement beginning January 1, 2012 that will provide approximately 90% to 100% of rail transportation requirements for 2012.

For the year 2011, coal transportation delivery to Entergy Arkansas operated coal-fired units met coal demand at the plants and it is expected that delivery times experienced in 2010 and 2011 will continue through 2012.  In the fourth quarter 2011, Entergy Gulf States Louisiana experienced significant delivery shortfalls as the result of flood-related disruptions on the BNSF Railway.  Inventory levels recovered by year end and improved transportation times are expected under the new transportation agreement beginning in 2012.  Both Entergy Arkansas and Entergy Gulf States Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Gulf States Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of low-sulfur PRB coal requested for 2012.  Entergy Gulf States Louisiana’s and Entergy Texas’s coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

Nuclear Fuel

The nuclear fuel cycle consists of the following:

•	mining and milling of uranium ore to produce a concentrate;
•	conversion of the concentrate to uranium hexafluoride gas;
•	enrichment of the uranium hexafluoride gas;
•	fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and
•	disposal of spent fuel.

The Registrant Subsidiaries that own nuclear plants (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy), are responsible through a shared regulated uranium pool for contracts to acquire nuclear material to be used in fueling Entergy's Utility nuclear units.  These companies own the materials and services in this shared regulated uranium pool on a pro rata fractional basis determined by the nuclear generation capability of each company.  Any liabilities for obligations of the pooled contracts are on a several but not joint basis.  The shared regulated uranium pool maintains inventories of nuclear materials during the various stages of

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy processing.  The Registrant Subsidiaries purchase enriched uranium hexafluoride for their nuclear plant reload requirements at the average inventory cost from the shared regulated uranium pool.  Entergy Operations Inc. contracts separately for the fabrication of nuclear fuel as agent on behalf of each of the Registrant Subsidiaries that owns a nuclear plant.  All contracts for the disposal of spent nuclear fuel are between the Department of Energy (DOE) and the owner of a nuclear power plant.

Based upon currently planned fuel cycles, the nuclear units in both the Utility and Entergy Wholesale Commodities segments have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through most of 2012.  Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners.  There are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

The effects of market price changes may be reduced and deferred by risk management strategies, such as negotiation of floor and ceiling amounts for long-term contracts, buying for inventory or entering into forward physical contracts at fixed prices when Entergy believes it is appropriate and useful.  Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S.

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

Federal Regulation of the Utility

State or local regulatory authorities, as described above, regulate the retail rates of the Utility operating companies.  The FERC regulates wholesale rates (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96 month notice period without payment of a fee or being required to otherwise compensate the remaining Utility operating companies as a result of withdrawal.  In February 2011 the FERC denied the LPSC’s and the City Council’s rehearing requests.  The LPSC has appealed the FERC’s decision to the U.S. Court of Appeals for the District of Columbia, and oral argument was held in the case in January 2012.

See “System Agreement” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the proceedings at the FERC involving the System Agreement and other related proceedings.

Transmission

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

See “Independent Coordinator of Transmission” in the “Rate, Cost-recovery, and Other Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below).  In December 1995, System Energy commenced a rate proceeding at the FERC.  In July 2001, the rate proceeding became final, with the FERC approving a prospective 10.94% return on equity.  The

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

FERC’s decision also affected other aspects of System Energy’s charges to the Utility operating companies that it supplies with power.  In 1998, the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations.  Entergy Arkansas’s and Entergy Mississippi’s acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by the FERC.

Unit Power Sales Agreement

The Unit Power Sales Agreement allocates capacity, energy, and the related costs from System Energy’s ownership and leasehold interests in Grand Gulf to Entergy Arkansas (36%), Entergy Louisiana (14%), Entergy Mississippi (33%), and Entergy New Orleans (17%).  Each of these companies is obligated to make payments to System Energy for its entitlement of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenue.  The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf and the receipt of such payments.  Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans generally recover payments made under the Unit Power Sales Agreement through rates charged to their customers.

In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf.  Under a settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf-related costs and recovers the remaining 78% of its share in rates.  In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas’s cost from its retained share.  Entergy Arkansas has life-of-resources purchased power agreements with Entergy Louisiana and Entergy New Orleans that sell a portion of the output of Entergy Arkansas’s retained share of Grand Gulf to those companies.  In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana’s share of capacity and energy from Grand Gulf, subject to certain terms and conditions.  Entergy Louisiana retains and does not recover from retail ratepayers 18% of its 14% share of the costs of Grand Gulf capacity and energy and recovers the remaining 82% of its share in rates.  Entergy Louisiana is allowed to recover through the fuel adjustment clause at 4.6 cents per kWh for the energy related to its retained portion of these costs.  Alternatively, Entergy Louisiana may sell such energy to non-affiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC’s approval.

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

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans also agreed severally to pay System Energy monthly for the right to receive capacity and energy from Grand Gulf in amounts that (when added to any amounts received by System Energy under the Unit Power Sales Agreement) would at least equal System Energy’s total operating expenses for Grand Gulf (including depreciation at a specified rate and expenses incurred in a permanent shutdown of Grand Gulf) and interest charges. The September 1989 write-off of System Energy’s investment in Grand Gulf 2, amounting to approximately $900 million, is being amortized for Availability Agreement purposes over 27 years.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

System Energy has assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Availability Agreement as security for its first mortgage bonds and reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 to the financial statements under “Sale and Leaseback Transactions - Grand Gulf Lease Obligations.”  In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (for example, if the FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

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

The obligations of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to make payments under the Availability Agreement are subject to the receipt and continued effectiveness of all necessary regulatory approvals.  Sales of capacity and energy under the Availability Agreement would require that the Availability Agreement be submitted to the FERC for approval with respect to the terms of such sale. No such filing with the FERC has been made because sales of capacity and energy from Grand Gulf are being made pursuant to the Unit Power Sales Agreement.  If, for any reason, sales of capacity and energy are made in the future pursuant to the Availability Agreement, the jurisdictional portions of the Availability Agreement would be submitted to the FERC for approval.

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

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.  Management believes that the jurisdictional separation better aligns Entergy Gulf States, Inc.’s Louisiana and Texas operations to serve customers in those states and to operate consistent with state-specific regulatory requirements as the utility regulatory environments in those jurisdictions evolve.  The jurisdictional separation provides for regulation of each separated company by a single retail regulator, which should reduce regulatory complexity.

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

Entergy Gulf States Louisiana remained primarily liable for all of the long-term debt issued by Entergy Gulf States, Inc. that was outstanding on December 31, 2007.  Under a debt assumption agreement with Entergy Gulf States Louisiana, Entergy Texas assumed its pro rata share of this long-term debt, which was $1.079 billion, or approximately 46%, which had been entirely paid-off as of December 31, 2010.  The pro rata share of the long-term debt assumed by Entergy Texas was determined by first determining the net assets for each company on a book value basis, and then calculating a debt assumption ratio that resulted in the common equity ratios for each company being approximately the same as the Entergy Gulf States, Inc. common equity ratio immediately prior to the jurisdictional separation.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Earnings Ratios of Registrant Subsidiaries

The Registrant Subsidiaries’ ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends or distributions pursuant to Item 503 of SEC Regulation S-K are as follows:

	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2011	2010	2009	2008	2007

Entergy Arkansas	4.31	3.91	2.39	2.33	3.19
Entergy Gulf States Louisiana	4.36	3.58	2.99	2.44	2.84
Entergy Louisiana	1.86	3.41	3.52	3.14	3.44
Entergy Mississippi	3.55	3.35	3.31	2.92	3.22
Entergy New Orleans	5.37	4.43	3.61	3.71	2.74
Entergy Texas	2.34	2.10	1.92	2.04	2.07
System Energy	3.85	3.64	3.73	3.29	3.95

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends or Distributions Years Ended December 31,
	2011	2010	2009	2008	2007

Entergy Arkansas	3.83	3.60	2.09	1.95	2.88
Entergy Gulf States Louisiana	4.30	3.54	2.95	2.42	2.73
Entergy Louisiana	1.70	3.19	3.27	2.87	3.08
Entergy Mississippi	3.27	3.16	3.06	2.67	2.97
Entergy New Orleans	4.74	4.08	3.33	3.45	2.54

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Wholesale Commodities

During 2010 Entergy integrated its non-utility nuclear and its non-nuclear wholesale assets businesses into a new organization called Entergy Wholesale Commodities.

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

Entergy Wholesale Commodities also includes the ownership of, or participation in joint ventures that own, non-nuclear power plants and the sale to wholesale customers of the electric power produced by these plants.

Property

Nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership of the following nuclear power plants:

Power Plant	Market	In Service Year	Acquired	Location	Capacity- Reactor Type	License Expiration Date

Pilgrim	IS0-NE	1972	July 1999	Plymouth, MA	688 MW - Boiling Water	2012
FitzPatrick	NYISO	1975	Nov. 2000	Oswego, NY	838 MW - Boiling Water	2034
Indian Point 3	NYISO	1976	Nov. 2000	Buchanan, NY	1,041 MW - Pressurized Water	2015
Indian Point 2	NYISO	1974	Sept. 2001	Buchanan, NY	1,028 MW - Pressurized Water	2013
Vermont Yankee	IS0-NE	1972	July 2002	Vernon, VT	605 MW - Boiling Water	2032
Palisades	MISO	1971	Apr. 2007	South Haven, MI	811 MW - Pressurized Water	2031

Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively.  These facilities are in various stages of the decommissioning process.

The NRC operating license for Vermont Yankee was to expire in March 2012.  In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.  For additional discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

The operating licenses for Pilgrim, Indian Point 2, and Indian Point 3 expire between 2012 and 2015.  Under federal law, nuclear power plants may continue to operate beyond their license expiration dates while their renewal applications are pending NRC approval.  Various parties have expressed opposition to renewal of the licenses.  With respect to the Pilgrim license renewal, the Atomic Safety and Licensing Board (ASLB) of the NRC, after issuing an order denying a new hearing request, terminated its proceeding on Pilgrim’s license renewal application.  With the ASLB process concluded the proceeding, including appeals of certain ASLB decisions, is now before the NRC.

In April 2007, Entergy submitted an application to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years.  The ASLB has admitted 21 contentions raised by the State of New York or other parties, which were combined into 16 discrete issues.  Two of the issues have been resolved, leaving 14 issues that are currently subject to ASLB hearings.  In July 2011, the ASLB granted the State of New York’s motion for summary

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy disposition of an admitted contention challenging the adequacy of a section of Indian Point’s environmental analysis as incorporated in the FSEIS (discussed below).  That section provided cost estimates for Severe Accident Mitigation Alternatives (SAMAs), which are hardware and procedural changes that could be implemented to mitigate estimated impacts of off-site radiological releases in case of a hypothesized severe accident.  In addition to finding that the SAMA cost analysis was insufficient, the ASLB directed the NRC staff to explain why cost-beneficial SAMAs should not be required to be implemented.  Entergy appealed the ASLB’s decision to the NRC and the NRC staff supported Entergy’s appeal, while the State of New York opposed it.  In December 2011 the NRC denied Entergy’s appeal as premature, stating that the appeal could be renewed at the conclusion of the ASLB proceedings.

 In November 2011 the ASLB issued an order establishing deadlines for the submission of several rounds of testimony on most of the contentions pending before the ASLB and for the filing of motions to limit or exclude testimony.  Initial hearings before the ASLB on the contentions for which testimony is submitted are expected to begin by the end of 2012.  Filing deadlines for testimony on certain admitted contentions remain to be set by the ASLB.

The NRC staff currently is also performing its technical and environmental reviews of the application.  The NRC staff issued a Final Safety Evaluation Report (FSER) in August 2009, a supplement to the FSER in August 2011, and a Final Supplemental Environmental Impact Statement (FSEIS) in December 2010.  The NRC staff has stated its intent to file a supplemental FSEIS in May 2012.  The New York State Department of Environmental Conservation has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  In addition, the consistency of Indian Point’s operations with New York State’s coastal management policies must be resolved as required by the Coastal Zone Management Act.  Entergy Wholesale Commodities’ efforts to obtain these certifications and determinations continue in 2012.

The hearing process is an integral component of the NRC’s regulatory framework, and evidentiary hearings on license renewal applications are not uncommon.  Entergy intends to participate fully in the hearing process as permitted by the NRC’s hearing rules.  As noted in Entergy’s responses to the various intervenor filings, Entergy believes the contentions proposed by the intervenors are unsupported and without merit.  Entergy will continue to work with the NRC staff as it completes its technical and environmental reviews of the license renewal application.

Non-nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership, or interests in joint ventures that own, the following non-nuclear power plants:

Plant	Location	Ownership	Net Owned Capacity(1)	Type

Rhode Island State Energy Center; 583 MW	Johnston, RI	100%	583 MW	Gas
Ritchie Unit 2; 544 MW	Helena, AR	100%	544 MW	Gas/Oil
Independence Unit 2; 842 MW (2)	Newark, AR	14%	121 MW(3)	Coal
Top of Iowa; 80 MW (4)	Worth County, IA	50%	40 MW	Wind
White Deer; 80 MW (4)	Amarillo, TX	50%	40 MW	Wind
RS Cogen; 425 MW (4)	Lake Charles, LA	50%	213 MW	Gas/Steam
Nelson 6; 550 MW	Westlake, LA	11%	60 MW(3)	Gas

(1)	“Net Owned Capacity” refers to the nameplate rating on the generating unit.
(2)
Entergy Louisiana and Entergy New Orleans currently purchase 101 MW of capacity and energy from Independence Unit 2.  The transaction included an option for Entergy Louisiana and Entergy New Orleans to acquire an ownership interest in the unit for a total price of $80 million, subject to various adjustments.  In March 2008, Entergy Louisiana and Entergy New Orleans provided notice of their intent to exercise the option.  Entergy Louisiana and Entergy New Orleans continue to evaluate the economics of proceeding with this option.  Based upon changes in the long-term economics of the resource relative to current options, in August 2011, Entergy Louisiana made a filing with the LPSC seeking relief from the prior directive to exercise the option to purchase an ownership interest in the Independence unit.  The LPSC staff filed testimony suggesting that the option should be exercised but noting that this is largely a policy decision for the LPSC.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Independent System Operators

The Pilgrim and Vermont Yankee and Rhode Island plants fall under the authority of the Independent System Operator (ISO) New England and the FitzPatrick and Indian Point plants fall under the authority of the New York Independent System Operator (NYISO).  The Palisades plant falls under the authority of the MISO.  The primary purpose of ISO New England, NYISO, and MISO is to direct the operations of the major generation and transmission facilities in their respective regions; ensure grid reliability; administer and monitor wholesale electricity markets; and plan for their respective region’s energy needs.

Energy and Capacity Sales

As a wholesale generator, Entergy Wholesale Commodities core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward fixed price power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  See “Commodity Price Risk - Power Generation” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for additional information regarding these contracts.

In addition to the contracts discussed in “Commodity Price Risk - Power Generation,” Entergy’s purchase of the Vermont Yankee plant included a value sharing agreement providing for payments to the seller in the event that the plant operates beyond March 2012 pursuant to a renewed NRC operating license.  Under the value sharing agreement, to the extent that the average annual price of the energy sales from the plant exceeds the specified strike price, initially $61/MWh and then adjusted annually based on three indices, Vermont Yankee will pay 50% of the amount exceeding the strike prices to the seller.  These payments, if required, will be recorded as adjustments to the purchase price of the plants.  The value sharing would begin in 2012 and extend into 2022.

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

Customers

Entergy Wholesale Commodities’ customers for the sale of both energy and capacity from its nuclear plants include retail power providers, utilities, electric power co-operatives, power trading organizations and other power generation companies.  These customers include Consolidated Edison, NYPA, and Consumers Energy, companies from which Entergy purchased plants, and ISO New England and NYISO.  Substantially all of the counterparties or their guarantors for the planned energy output under contract for Entergy Wholesale Commodities nuclear plants have public investment grade credit ratings or are load-serving entities without public credit ratings.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Competition

The ISO New England and NYISO markets are highly competitive.  Entergy Wholesale Commodities has numerous competitors in New England and New York, including generation companies affiliated with regulated utilities, other independent power producers, municipal and co-operative generators, owners of co-generation plants and wholesale power marketers.  Entergy Wholesale Commodities is an independent power producer, which means it generates power for sale to third parties at day ahead or spot market prices to the extent that the power is not sold under a fixed price contract.  Municipal and co-operative generators also generate power but use most of it to deliver power to their municipal or co-operative power customers.  Owners of co-generation plants produce power primarily for their own consumption.  Wholesale power marketers do not own generation; rather they buy power from generators or other market participants and resell it to retail providers or other market participants.  Competition in the New England and New York power markets is affected by, among other factors, the amount of generation and transmission capacity in these markets.  MISO does not have a formal, centralized forward capacity market, but load serving entities do transact capacity through bilateral contracts.  Palisades’s current output is contracted to Consumers Energy through 2022 and, therefore, Entergy Wholesale Commodities does not expect to be materially affected by competition in the MISO market in the near term.

Seasonality

Entergy Wholesale Commodities’ revenues and operating income are subject to fluctuations during the year due to seasonal factors, weather conditions, and contract pricing.  Refueling outages are generally scheduled for the spring and the fall, and cause volumetric decreases during those seasons.  When outdoor and cooling water temperatures are lower, generally during colder months, Entergy Wholesale Commodities’ nuclear power plants operate more efficiently, and consequently, generate more electricity.  Many of Entergy Wholesale Commodities’ contracts provide for shaped pricing over the course of the year.  As a result of these factors, Entergy Wholesale Commodities’ revenues are typically higher in the first and third quarters than in the second and fourth quarters.

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

In September 2003, Entergy agreed to provide plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska.  The original contract was to expire in 2014 corresponding to the original operating license life of the plant.  In 2006, an Entergy subsidiary signed an agreement to provide license renewal services for the Cooper Nuclear Station.  The Cooper Nuclear Station received its license renewal from the NRC on November 29, 2010.  Entergy continues to provide implementation services for the renewed license.  In 2010 an Entergy subsidiary signed an agreement to extend the management support services to Cooper Nuclear Station by 15 years, through January 2029.

Entergy-Koch

Entergy-Koch is a joint venture owned 50% each by subsidiaries of Entergy and Koch Industries, Inc, and is no longer an operating entity.  Entergy-Koch began operations on February 1, 2001.  Entergy contributed most of the assets and trading contracts of its power marketing and trading business and $414 million cash to the venture and Koch contributed its approximately 8,000-mile Koch Gateway Pipeline (renamed Gulf South Pipeline), gas storage facilities, and Koch Energy Trading, which marketed and traded electricity, gas, weather derivatives, and other energy-related commodities and services.  In the fourth quarter 2004, Entergy-Koch sold its energy trading and pipeline businesses to third parties.  Entergy received $862 million of cash distributions in 2004 from Entergy-Koch after the business sales.  Due to the November 2006 expiration of contingencies on the sale of Entergy-Koch’s trading business, and the corresponding release to Entergy-Koch of sales proceeds held in escrow, Entergy received additional cash distributions of approximately $163 million during the fourth quarter of 2006 and recorded a gain of approximately $55 million (net-of-tax).  In December 2009, Entergy reorganized its investment in Entergy-Koch, received a $25.6 million cash distribution, and received a distribution of certain software owned by the joint venture.

Regulation of Entergy’s Business

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

The Federal Power Act gives the FERC jurisdiction over the rates charged by System Energy for Grand Gulf capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans and over some of the rates charged by Entergy Arkansas and Entergy Gulf States Louisiana.  The FERC also regulates the provisions of the System Agreement, including the rates, and the provision of transmission service to wholesale market participants.

Entergy Arkansas holds a FERC license that expires in 2053 for two hydroelectric projects totaling 70 MW of capacity.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

State Regulation

Utility

Entergy Arkansas is subject to regulation by the APSC, which includes the authority to:

•	oversee utility service;
•	set retail rates;
•	determine reasonable and adequate service;
•	control leasing;
•	control the acquisition or sale of any public utility plant or property constituting an operating unit or system;
•	set rates of depreciation;
•	issue certificates of convenience and necessity and certificates of environmental compatibility and public need; and
•	regulate the issuance and sale of certain securities.

Entergy Gulf States Louisiana’s electric and gas business and Entergy Louisiana are subject to regulation by the LPSC as to:

•	utility service;
•	retail rates and charges;
•	certification of generating facilities;
•	certification of power or capacity purchase contracts;
•	audit of the fuel adjustment charge, environmental adjustment charge, and avoided cost payment to Qualifying Facilities;
•	integrated resource planning;
•	issuance and sale of certain securities;
•	utility mergers and acquisitions and other changes of control;
•	depreciation and other matters.

Entergy Louisiana is also subject to the jurisdiction of the City Council with respect to such matters within Algiers in Orleans Parish, although the precise scope of that jurisdiction differs from that of the LPSC.

Entergy Mississippi is subject to regulation by the MPSC as to the following:

•	utility service;
•	service areas;
•	facilities;
•	certification of certain transmission projects; and
•	retail rates.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

To the extent authorized by governing legislation, Entergy Texas is subject to the original jurisdiction of the municipal authorities of a number of incorporated cities in Texas with appellate jurisdiction over such matters residing in the PUCT.  Entergy Texas is also subject to regulation by the PUCT as to:

•	retail rates and service in unincorporated areas of its service territory, and in municipalities that have ceded jurisdiction to the PUCT;
•	customer service standards;
•	certification of certain transmission projects; and
•	extensions of service into new areas.

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

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy’s nuclear owner/licensee subsidiaries provide for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2011 of $181.0 million for the one-time fee.  Entergy accepted assignment of the Pilgrim, FitzPatrick and Indian Point 3, Indian Point 1 and 2, Vermont Yankee, Palisades, and Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners.  The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants.  The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have almost reached $1.5 billion.

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada.  The DOE is required by law to proceed with the licensing (the DOE filed the license application in June 2008) and, after the license is granted by the NRC, proceed with the repository construction and commencement of receipt of spent fuel.  Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts.  The DOE continues to delay meeting its obligation.  Moreover, the Obama administration has expressed its intention and taken specific steps to discontinue the Yucca

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Mountain project and study a new spent fuel strategy.  Such actions include a motion to the NRC to withdraw the license application with prejudice and the establishment of a commission to develop recommendations for alternative spent fuel storage solutions.  On June 29, 2010, however, a panel of the NRC’s Atomic Safety and Licensing Board denied the administration’s motion to withdraw the application.  In November 2011 the NRC Commissioners issued an order effectively affirming the ASLB’s denial of the withdrawal, but the order also shut down the continued adjudication of the license application.  Accordingly, large uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear sites.

As a result of the DOE's failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy's nuclear owner/licensee subsidiaries have incurred and will continue to incur damages.  In November 2003 these subsidiaries, except for the owner of Palisades, began litigation to recover the damages caused by the DOE's delay in performance.  In October 2007, the U.S. Court of Federal Claims awarded $48.7 million jointly to System Fuels and Entergy Arkansas in damages related to the DOE's breach of its obligations.  In a revised decision issued in March 2010, the court awarded $9.7 million jointly to System Fuels, System Energy, and SMEPA.  Also in March 2010, in two separate decisions, the court awarded $106.1 million to Entergy Nuclear Indian Point 2, and $4.2 million to Entergy Nuclear Generation Company (the owner of Pilgrim).  In September 2010 the court awarded $46.6 million to Entergy Nuclear Vermont Yankee.  All of these decisions were appealed by the DOE to the U.S. Court of Appeals for the Federal Circuit.  In September 2011, the appeals court affirmed most of the Entergy Nuclear Generation Company award, but remanded to the trial court for recalculation of certain damages.  In January 2012 the appeals court affirmed the System Fuels and Entergy Arkansas award in large part, and reversed the trial court’s denial of certain damages sought, but remanded to the trial court for recalculation of certain damages.  Also in January 2012, the appeals court affirmed the System Fuels, System Energy and SMEPA award, and reversed the trial court’s denial of certain damages, raising the final award to $10.2 million.  Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Storage capability additions using dry casks began operations at Palisades in 1993, at ANO in 1996, at FitzPatrick in 2002, at River Bend in 2005, at Grand Gulf in 2006, at Indian Point and Vermont Yankee in 2008, and at Waterford 3 in 2011.  These facilities will be expanded as needed.  Current on-site spent fuel storage capacity at Pilgrim is estimated to be sufficient until approximately 2014, by which time dry cask storage facilities are planned to be placed into service at that unit.

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

In 2008, Entergy experienced declines in the market value of assets held in the trust funds for meeting the decommissioning funding assurance obligations for the nuclear plants.  This decline adversely affected certain Entergy subsidiaries’ abilities to demonstrate compliance with the NRC’s requirements for providing financial assurance for decommissioning funding for some of its plants.  Following a review in 2009, Entergy concluded that there was a funding shortfall for Vermont Yankee of approximately $40 million, which it satisfied with a $40 million guarantee from Entergy Corporation that was effective as of December 31, 2009.  For Waterford 3 and River Bend, Entergy subsidiaries made appropriate filings by December 31, 2009 with their retail regulators that requested decommissioning funding from customers to address the shortfalls identified by the NRC.  On July 28, 2010, the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend.  On December 13, 2010, the PUCT approved increased decommissioning collections for the Texas share of River Bend.  Entergy currently believes its decommissioning funding will be sufficient to address the identified shortfalls, although decommissioning cost inflation and trust fund performance will ultimately determine the adequacy of the funding amounts.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Environmental Regulation

Entergy’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy’s businesses are in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance requirements and costs cannot be precisely estimated.  Except to the extent discussed below, at this time compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Entergy’s businesses and is not expected to have a material effect on their competitive position, results of operations, cash flows or financial position.

Clean Air Act and Subsequent Amendments

The Clean Air Act and its amendments establish several programs that currently or in the future may affect Entergy’s fossil-fueled generation facilities and, to a much lesser extent, certain operations at nuclear and other  facilities.  Individual states also operate similar independent state programs or delegated federal programs that may include requirements more stringent than federal regulatory requirements.  These programs include:

•	New source review and preconstruction permits for new sources of criteria air pollutants and significant modifications to existing facilities;
•	Acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx);
•	Nonattainment area programs for control of criteria air pollutants;
•	Hazardous air pollutant emissions reduction programs;
•	Interstate Air Transport;
•	Operating permits program for administration and enforcement of these and other Clean Air Act programs; and
•	Regional Haze and Best Available Retrofit Technology programs.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

In September 2010 the owner of a minority interest in Entergy’s White Bluff and Independence facilities, both located in Arkansas, received a request from the EPA for several categories of information concerning capital and maintenance projects at the facilities in order to determine compliance with the Clean Air Act.  The EPA request for information does not allege that either facility violated the law.  In February 2011, Entergy received a similar request from the EPA and has responded to it.  In August 2011, Entergy’s Nelson facility, located in Louisiana, received a similar request for information from the EPA.  Entergy responded to this request.

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

Ozone Nonattainment

Entergy Texas operates one fossil-fueled generating unit (Lewis Creek) in a geographic area that is not in attainment of the currently-enforced national ambient air quality standards for ozone.  The nonattainment area that affects Entergy Texas is the Houston-Galveston-Brazoria area.  Areas in nonattainment are classified as "marginal," "moderate," "serious," or "severe."  When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

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

Entergy Gulf States Louisiana operates two fossil-fueled generating facilities in the Baton Rouge metropolitan area which was previously classified as a non-attainment area for the 1997 eight-hour ozone standard.  However, in November 2011, the EPA finalized approval of Louisiana’s request to redesignate the Baton Rouge area to attainment for this standard.  Louisiana has demonstrated that the five parish area (East Baton Rouge, Ascension, Iberville, Livingston and West Baton Rouge parishes) will be able to maintain compliance with the ozone standard for the next ten years.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In December 2006, the EPA's revocation of the 1-hour ozone standard was rejected in a judicial proceeding.  As a result, numerous requirements can return for areas that had been designated as nonattainment for this standard.  These requirements include the potential to increase emission fees significantly for plants operating in these areas pursuant to Section 185 of the Clean Air Act.  In addition, it is possible that new emission controls may be required.  Specific costs of compliance cannot be estimated at this time, but Entergy is monitoring development of the respective state implementation plans and will develop specific compliance strategies as the plans move through the adoption process.  (The Houston-Galveston-Brazoria area was classified as “severe” nonattainment for 1-hour ozone.)

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

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 ppb.  The EPA designations for counties in attainment and nonattainment are expected in June 2012.  Analysis will be required to determine whether emissions from Entergy facilities contribute significantly to any violation of this new standard.  If violations exist, additional capital projects or operational changes may be required.

Hazardous Air Pollutants

The EPA has been in the process of developing a Maximum Achievable Control Technology (MACT) retrofit standard for new and existing coal and oil-fired units.  The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011.  Entergy currently is reviewing the rule and developing compliance plans to meet requirements of the rule, which could result in significant capital expenditures for Entergy’s coal-fired units.  Compliance with MATS is required by the Clean Air Act within three years, or by 2015, although certain extensions of this deadline are available from state permit authorities and the EPA.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy filed a petition for review with the United States Court of Appeals for the D.C. Circuit and a petition with the EPA for reconsideration of the rule and stay of its effectiveness.  Several other parties filed similar petitions.  On December 30, 2011, the D.C. Circuit Court of Appeals stayed CSAPR and instructed EPA to continue administering CAIR, pending further judicial review.  Oral argument in the case is scheduled for April 2012.  The court of appeals may reverse or remand the rule in whole or in part, or may affirm the rule.  This uncertainty makes it impossible to predict costs of compliance.  In the interim, Entergy is taking measures to prepare for compliance with either CAIR as it continues to be implemented or CSAPR, if it is affirmed in whole or in part or eventually reissued.

In October 2011 the EPA released a proposed rule increasing the emission allocation budgets for some states and moving the limited trading period back to 2014.  This proposal also increased the Louisiana, Mississippi, and Texas NOx allocation budgets.  The EPA has not finalized this proposal.

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology on certain of Entergy’s coal and oil generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas’s White Bluff power plant affects a Class I Area’s visibility and will be subject to the EPA’s presumptive BART limits, which likely would require the installation of scrubbers and low NOx burners.  Under then-current state regulations, the scrubbers would have had to be operational by October 2013.  Entergy Arkansas filed a petition in December 2009 with the Arkansas Pollution Control and Ecology Commission requesting a variance from this deadline, however, because the EPA has expressed concerns about Arkansas’s Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  EAI’s petition requested that, consistent with federal law, the compliance deadline be changed to as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The Arkansas Pollution Control and Ecology Commission approved the variance in March 2010.  In October 2011 the EPA released a proposed rule addressing the Arkansas Regional Haze SIP.  In the proposal the EPA disapproves a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.  The EPA did not issue a Federal Implementation Plan for regional haze requirements because Arkansas has indicated it wishes to correct its SIP and resubmit it.  Due to an extension in the comment period for the proposed rule, EPA has yet to issue a final rule.  It is expected that after the EPA’s proposed rule becomes final, there will be a two-year timeframe in which the EPA must either approve a SIP issued by Arkansas or issue a Federal Implementation Plan.

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

•	efforts to implement a voluntary program intended to reduce carbon dioxide emissions and efforts in Congress to establish a mandatory federal carbon dioxide emission control structure;
•	passage and implementation of the Regional Greenhouse Gas Initiative by several states in the northeastern United States and similar actions in other regions of the United States;
•	efforts on the state and federal level to codify renewable portfolio standards requiring utilities to produce or purchase a certain percentage of their power from defined renewable energy sources;
•
efforts to develop more stringent state water quality standards, effluent limitations for Entergy’s industry sector, stormwater runoff control regulations, and cooling water intake structure requirements; and

•
efforts by certain external groups to encourage reporting and disclosure of carbon dioxide emissions and risk.  Entergy has prepared responses for the Carbon Disclosure Project’s (CDP) annual questionnaire for the past several years and has given permission for those responses to be posted to CDP’s website.

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

In June 2010 the EPA published the final Tailoring Rule outlining the applicability criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas emissions under the Clean Air Act.  The Tailoring Rule establishes a two-step process for implementing regulation of greenhouse gas emissions under the PSD and Title V programs.  The first step, which began on January 2, 2011, limits the applicability of the PSD and Title V requirements for greenhouse gas emissions to sources that are already subject to PSD and Title V based on the emission of non-greenhouse gas pollutants.  Specifically, projects undertaken at stationary sources will trigger PSD permitting requirements if the project increases net greenhouse gas emissions by at least 75,000 tons per year carbon dioxide equivalent and significantly increases emissions of at least one non-greenhouse gas pollutant.  During step one, only sources subject to Title V based on their emission of non-greenhouse gas pollutants were required to address greenhouse gas emissions in their Title V permit.

The second step of the Tailoring Rule, which began on July 1, 2011, subjects to Title V requirements any new or existing source not already subject to Title V that emits, or has the potential to emit, at least 100,000 tons per year carbon dioxide equivalent.  In addition, new sources that have the potential to emit at least 100,000 tons per year carbon dioxide equivalent and significantly modified existing sources that emit or have the potential to emit at least 75,000 tons per year carbon dioxide equivalent are subject to PSD requirements.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Both the Endangerment Finding and the Tailoring Rule are subject to pending judicial review.  The rules have not been stayed by the court and are in effect pending review.

Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner.  By virtue of its proportionally large investment in low- or non-emitting gas-fired and nuclear generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per kilowatt-hour of electricity generated.  In anticipation of the potential imposition of carbon dioxide emission limits on the electric industry in the future, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  These voluntary actions included establishment of a formal program to stabilize power plant carbon dioxide emissions at 2000 levels through 2005, and Entergy succeeded in actually reducing emissions below 2000 levels. Total carbon dioxide emissions representing Entergy’s ownership share of power plants in the United States were approximately 53.2 million tons in 2000 and 35.6 million tons in 2005.  In 2006, Entergy changed its method of calculating emissions and now includes emissions from controllable power purchases as well as its ownership share of generation.  Entergy established a second formal voluntary program to stabilize power plant carbon dioxide emissions and emissions from controllable power purchases at 20% below 2000 levels through 2010.  Entergy has extended this commitment through 2020.  Total carbon dioxide emissions representing Entergy’s ownership share of power plants and controllable power purchases in the United States were approximately 44.9 million tons in 2010 and approximately 46.3 million tons in 2011.

Greenhouse Gas Reporting

In September 2009, the EPA finalized a rule to require reporting of several greenhouse gases.  This rule will require Entergy to report annually greenhouse gas emissions from operating power plants and natural gas distribution operations.  Entergy developed compliance plans, collected the necessary data, and reported as required in 2011.

New Source Performance Standards for Greenhouse Gas Emissions

The EPA announced a schedule for establishing new source performance standards (NSPS) for greenhouse gas (GHG) emissions from power plants and refineries.  Under the schedule, the EPA would have issued proposed regulations for power plants by July 26, 2011 and final regulations no later than May 26, 2012.  However, the EPA has not yet issued the proposed regulations.  These regulations would establish GHG NSPS for new and significantly modified sources, and possibly emission guidelines for existing sources.  Entergy will continue to monitor and be engaged in the rulemaking process.

Nelson Unit 6 (Entergy Gulf States Louisiana)

Entergy Gulf States Louisiana self-reported to the Louisiana Department of Environmental Quality (LDEQ) potential exceedances of annual carbon monoxide emission limits at the Nelson Unit 6 coal-fired facility for the years 2006-2010 and the failure to report these potential exceedances in semi-annual reporting and in annual Title V compliance certifications.  Entergy Gulf States Louisiana is not required to monitor carbon monoxide emissions from Nelson Unit 6 on a regular or continuous schedule.  Stack tests performed in 2010 appear to indicate carbon monoxide emissions in excess of the maximum hourly limit for three 1-hour test runs and the annual limit.  Comparison of the 2010 stack tests with the most recent previous tests from 2006, however, appear to indicate that the permit limits were calculated incorrectly and should have been higher.  The 2010 test emission levels did not cause a violation of National Ambient Air Quality Standards.  Additionally, the 2010 stack testing, which was performed in compliance with an EPA data request connected to the EPA’s development of a new air emissions rule, was not taken during a period of normal and representative operations for Nelson Unit 6.  Entergy Gulf States Louisiana continues to develop data regarding this matter in coordination with the LDEQ.  In December 2011, the LDEQ issued a compliance order setting limits for the unit until and if the permit is modified and issued a notice of potential penalty requiring the submission of additional information.

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

NPDES Permits and Section 401 Water Quality Certifications

NPDES permits are subject to renewal every five years.  Consequently, Entergy is currently in various stages of the data evaluation and discharge permitting process for its power plants.  Additionally, the State of New York (and more recently, Vermont) has taken the position that a new state-issued water quality certification is required as part of the NRC license renewal process.  Entergy Wholesale Commodities’ Indian Point nuclear facility in New York is seeking a new section 401 certification prior to license renewal under full reservation of rights.

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

An August 2008 ruling by the NYSDEC’s Assistant Commissioner has restructured the permitting and administrative process, including the application of a new economic test designed to implement the U.S. Second Circuit Court of Appeals standard in that court’s review of EPA’s cooling water intake structure rules, which is discussed in the 316(b) Cooling Water Intake Structures section below.  The NYSDEC has directed Entergy to develop detailed feasibility information regarding the construction and operation of cooling towers, and alternatives to closed cycle cooling, prior to the issuance of a new draft permit by the NYSDEC staff and commencement of the adjudicatory proceeding.  The reports include a visual impact and aesthetics report filed in June 2009, a plume and emissions report filed in September 2009, a technical feasibility report and alternatives analysis filed in February 2010, and an economic report to establish whether the technology, if feasible, satisfies the economic test that is part of the New York standard.  Entergy has also requested that the Assistant Commissioner reconsider the New York standard in light of the U.S. Supreme Court decision reversing the Second Circuit’s alternative economic test adopted in the August 2008 ruling.

In February 2010, Entergy provided to the NYSDEC an updated estimate of the capital cost to retrofit Indian Point 2 and Indian Point 3 with cooling towers.  Construction costs for retrofitting with cooling towers are estimated to be at least $1.19 billion, in addition to lost generation of approximately 14.5 terawatt-hours (TWh) during the forced outage of both units that is estimated to take at least 42 weeks.  Entergy also proposed an alternative to the cooling towers, the use of cylindrical wedgewire screens, the capital costs of which are currently expected to be approximately $200 million to $250 million to install.  Because a cooling tower retrofitting of this size and complexity

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy has never been undertaken at an operating nuclear facility, significant uncertainties exist in the capital cost estimates and, therefore, the actual capital costs could be materially higher than estimated.  Moreover, construction outage-related costs to Entergy have not been calculated because of the significant variability in power pricing at any given time, but they are expected to be significant and may exceed the capital costs.  The capital cost estimate for the wedgewire screen construction is also subject to uncertainty.  Hearings on certain issues began in 2011 in consolidation with certain issues in the water quality certification matter that is discussed further below.  The NYSDEC is expected to consider the information submitted and issue another draft permit with a new best technology available determination, which could still be cooling towers.  A new comment period and further contested proceedings likely would follow.

Entergy submitted its application for a water quality certification to the NYSDEC in April 2009, with a reservation of rights regarding the applicability of Section 401 in this case.  After Entergy submitted certain additional information in response to NYSDEC requests for additional information, in February 2010 the NYSDEC staff determined that Entergy’s water quality certification application was complete.  In April 2010 the NYSDEC staff issued a proposed notice of denial of Entergy’s water quality certification application (the Notice).  NYSDEC staff’s Notice triggered an administrative adjudicatory hearing before NYSDEC ALJs on the proposed Notice.  The NYSDEC staff decision does not restrict Indian Point operations, but the issuance of a certification is potentially required prior to NRC issuance of renewed unit licenses.

In June 2011, Entergy filed notice with the NRC that the NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, has taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, has waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act.  The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification.  The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued in July 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues.  The judge held a Legislative Hearing (agency public comment session) and an Issues Conference (pre-trial conference) in July 2010 and set certain issues for trial in October 2011, which is continuing into 2012.  After the full hearing on the merits, the ALJs will issue a recommended decision to the Commissioner who will then issue the final agency decision.  A party to the proceeding can appeal the decision of the Commissioner to state court.

316(b) Cooling Water Intake Structures

EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures.  The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts.  Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule.  In January 2007, the U.S. Second Circuit Court of Appeals remanded the rule to the EPA for reconsideration.  The court instructed the EPA to reconsider several aspects of the rule that were beneficial to businesses affected by the rule after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule.  In April 2008, the U.S. Supreme Court agreed to review the Second Circuit decision on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to businesses affected by the rule that the Second Circuit disallowed.  In March 2009, the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration.  The EPA reissued the proposed rule in April 2011, with finalization anticipated by July 27, 2012.  Entergy filed comments with the EPA on the proposed rule.

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

Entergy will continue to review the revised proposed rule and monitor the activities of the EPA and the states toward the implementation of section 316(b) of the Clean Water Act.  Until analysis of this revised proposed rule is complete, deadlines for determining compliance with Section 316(b) and for any required capital or operational expenditures are unknown at this time.  As a result, management cannot predict the amounts Entergy will ultimately be required to spend to comply with Section 316(b) and any related state regulations, although such amounts could be significant.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Coastal Zone Management Act

The Coastal Zone Management Act (CZMA) requires federally-permitted activities within a coastal zone to be consistent with the state’s federally-approved coastal zone management program.  Accordingly, Entergy must ensure that the requirements of the CZMA, which is administered in New York primarily by the New York Department of State, are satisfied before the NRC may issue renewed licenses for Indian Point 2 and 3.  Indian Point expects to file its consistency determination application with the New York Department of State in 2012.  When the application is deemed complete, the New York Department of State has six months from the date of the application to issue or deny the consistency certification.

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

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site that may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling.  The program also includes protocols for notifying local officials if contamination is found.  To date, radionuclides such as tritium have been detected at Entergy’s FitzPatrick, Indian Point, Palisades, Pilgrim, Grand Gulf, Vermont Yankee, and River Bend plants.  Based on current information, the concentrations and locations of tritium detected at these plants pose no threat to public health or safety.

At FitzPatrick, twenty-one (21) monitoring wells are installed and being routinely monitored for tritium and other radioisotopes.  Tritium and Strontium-90 have been detected in several of these wells at trace concentrations well below the EPA drinking water standard.  A more significant concentration of tritium was identified in the reactor building perimeter drain piping and associated collection sump.  The site identified the sources as a piping leak that subsequently migrated to the environment via a failed concrete expansion joint.  Repairs to the piping system were completed in September 2010.  There are no drinking water wells on-site.

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

At Palisades, Entergy identified tritium in two groundwater monitoring wells in December 2007 caused by leakage from the buried piping for a recirculation line.  Following investigation and repair work on this line, the decision was made to abandon the line and install new, replacement buried pipe for this system.  This effort was completed in December 2009.  Groundwater from three site monitoring wells continued to show positive detections of  tritium resulting in renewed investigation and subsequent piping repair during May 2011.  Monitoring wells are being sampled and analyzed on a bi-weekly basis and remaining site monitoring wells are being sampled and analyzed quarterly.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

At Pilgrim, 18 monitoring wells are being sampled and analyzed on a routine basis.  Results continue to show low levels of tritium.  A hydrogeological analysis was performed in 2009 to pinpoint locations for additional evaluation wells, and these wells were installed in 2010.  Tritium was discovered in two onsite wells.  Investigations are underway to determine the source of the tritium, and split sampling is being performed routinely with the State of Massachusetts.  In order to further its tritium investigations, Pilgrim added two more groundwater monitoring wells in December 2011, bringing the total number of monitoring wells to 20.  The Pilgrim tritium technical team meets twice per week to discuss investigative options and weekly update calls are held with the Massachusetts Department of Public Health.

At Grand Gulf, groundwater samples collected in June 2010 and thereafter have revealed the presence of low-level tritium.  These groundwater detections are believed to be from a leak of a temporary chiller unit that occurred in 1997.  The leak was detected and halted in 1997, but approximately 1,200 gallons of water spilled from the temporary chiller unit.  In addition to these groundwater samples, certain surface water samples at Grand Gulf also have detected the presence of low-level tritium.  These surface water detections are believed to be from tritium recapture from atmospheric deposition; however, further analysis and investigation are taking place to determine the cause of all the tritium detections.

In January 2010, Vermont Yankee was notified by its off-site analytical laboratory that a sample collected from a groundwater monitoring well in mid-November 2009 showed elevated levels of tritium.  In March 2010, Vermont Yankee announced that it had identified the source of the tritium leakage at the plant, and that it had stopped the leakage.  Remediation of the soil is complete and groundwater remediation is ongoing.  In September 2011 the NRC concluded that Vermont Yankee had complied with all applicable regulatory requirements and standards pertaining to radiological effluent monitoring, dose and assessment and radiological evaluation.  It also found that there has been no impact on public health and safety due to the groundwater contamination event that led to the detection of tritium in groundwater samples in January 2010.

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

In December 2011, River Bend sampled a groundwater well previously installed for the purpose of collecting groundwater elevation measurements.  The sample revealed the presence of tritium above the drinking water threshold set by the EPA.  No groundwater wells are used for drinking on-site and tritium was not detected in any wells downgradient or surrounding this well.  Notification was made to the NRC, as well as to state and local agencies.  Entergy is performing an evaluation and review of this condition.

Indian Point Units 1 and 2 Hazardous Waste Remediation

As part of the effort to terminate the current Indian Point 2 mixed waste storage permit, Entergy was required to perform groundwater and soil sampling for metals, PCBs and other non-radiological contaminants on plant property, regardless of whether these contaminants stem from onsite activities or were related to the waste stored on-site pursuant to the permit.  Entergy believes this permit is no longer necessary for the facility due to an exemption for mixed wastes (hazardous waste that is also radioactive) promulgated as part of the EPA’s hazardous waste regulations.  This exemption allows mixed waste to be regulated through the NRC license instead of through a separate

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

EPA or state hazardous waste permit.  In February 2008, Entergy submitted its report on this sampling effort to the NYSDEC.  The report indicated the presence of various metals in soils and groundwater at levels above the NYSDEC cleanup objectives.  It does not appear that these metals are connected to operation of the nuclear facility.  At the request of the NYSDEC, Entergy submitted a plan in August 2008 for a study that identified the sources of the metals.  The NYSDEC approved the work plan with some conditions related to the need to study whether the soil impact observed may have originated from plant construction materials.  Entergy has conducted additional sampling and currently is evaluating the results in order to provide additional information to the NYSDEC.  Entergy is unable to determine what the extent or cost of required remediation, if any, will be at this time.

Prior to Entergy’s purchase of Indian Point Unit 1, the previous owner completed the cleanup and desludging of the Unit 1 water storage pool, generating mixed waste.  The waste currently is stored in the Unit 1 containment building in accordance with NRC regulations controlling low level radioactive waste.  The waste is also regulated by the NYSDEC.  The NYSDEC requires a quarterly survey of the availability of any commercial facility capable of treating, processing, and disposing of this waste in a commercially reasonable manner.  Entergy continues to review this matter and to conduct its quarterly searches for a commercially reasonable vendor that is acceptable both to the NRC and the NYSDEC.  The cost of this disposal cannot be estimated at this time due to the many variables existing in the type and manner of disposal.

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

Coal Combustion Residuals

In June 2010 the EPA issued a proposed rule on coal combustion residuals (CCRs) that contains two primary regulatory options: (1) regulating CCRs destined for disposal in landfills or received (including stored) in surface impoundments as so-called “special wastes” under the hazardous waste program of RCRA Subtitle C; or (2) regulating CCRs destined for disposal in landfills or surface impoundments as non-hazardous wastes under Subtitle D of RCRA.  Under both options, CCRs that are beneficially used in certain processes would remain excluded from hazardous waste regulation.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy Gulf States Louisiana is currently involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931.  Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal.  The same area has also been used as a landfill.  In 1999, Entergy Gulf States, Inc. signed a second administrative consent order with the EPA to perform removal action at the site.  In 2002, approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center.  In 2003, a cap was constructed over the remedial area to prevent the migration of contamination to the surface.  In August 2005, an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site.  The groundwater monitoring study commenced in January 2006 and is continuing.  Entergy Gulf States Louisiana and Entergy Texas each believe that its remaining responsibility for this site will not materially exceed the existing clean-up provisions of $0.5 million for Entergy Gulf States Louisiana and $0.4 million for Entergy Texas.

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

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments.  Entergy Louisiana has determined that some of its power plant wastewater impoundments were affected by these regulations and may require remediation, repair, or closure.  Completion of this work is dependent on pending LDEQ approval of submitted solid waste permit applications.  As a result, a recorded liability in the amount of $1.9 million for Entergy Louisiana existed at December 31, 2011 for ongoing wastewater remediation and repairs and closures.  Management believes this reserve to be adequate based on current estimates.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas that the TCEQ believes those entities are PRPs concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination exists at the site.  Entergy Gulf States, Inc. and Entergy Louisiana sent transformers to this facility during the 1980s.  Entergy Gulf States Louisiana, Entergy Texas, Entergy Louisiana, and Entergy Arkansas responded to an information request from the TCEQ and continue to cooperate in this investigation.  Entergy Gulf States Louisiana, Entergy Texas, and Entergy Louisiana joined a group of PRPs responding to site conditions in

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies’ involvement at the site, while Entergy Arkansas and Entergy New Orleans likely will pay de minimis amounts.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy’s total share of remediation costs likely will be less than $1 million.  The TCEQ approved an agreed administrative order in September 2006 that allows the implementation of a Remedial Investigation/Feasibility Study at the SESCO site; with the ultimate disposition being a remedial action to remove contaminants of concern.  The TCEQ approved the Remedial Investigation Work Plan in May 2007 and field sampling began in July 2007.  Off-site removal of certain PCB-impacted soil and debris were completed at the site in December 2010.  The Remedial Investigation report was submitted in February 2011 to the TCEQ and was approved on April 15, 2011.  The PRP working group prepared a Feasibility Study and description of proposed site remediation and management actions for TCEQ’s review.  This information was submitted to the TCEQ in June 2011.

Entergy Mississippi, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The EPA notified Entergy Mississippi, Entergy Gulf States Louisiana, Entergy Texas, and Entergy New Orleans that the EPA believes those entities are PRPs concerning contamination of an area known as “Devil’s Swamp Lake” near the Port of Baton Rouge, Louisiana.  The area allegedly was contaminated by the operations of Rollins Environmental (LA), Inc, which operated a disposal facility to which many companies contributed waste.  Documents provided by the EPA indicate that Entergy Louisiana may also be a PRP.  Entergy continues to monitor this developing situation.

Entergy

In November 2010 a transformer at the Indian Point facility failed, resulting in a fire and the release of non-PCB oil to the ground surface.  The fire was extinguished by the facility’s fire deluge system.  No injuries occurred due to the transformer failure or company response.  Non-PCB oil and deluge water were released into the facility’s discharge canal and the environment surrounding the transformer and discharge canal, including the Hudson River, as a result of the failure, fire, and fire suppression.  Once the fire was extinguished, Indian Point personnel and contractors began recovering the oil from the damaged transformer, the transformer containment moat, and the area surrounding the transformer.  The State of New York has indicated its intention to assess a penalty due to the release of oil to waters of the state and the failure of the transformer containment moat to prevent this release of oil.  Discussions with the state continue.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

In July 2011, the attorney general requested a status conference regarding its motion to remand.  The court granted the attorney general’s request for a status conference, which was held in September 2011.  Consistent with the court’s instructions, both parties submitted letters to the court in September 2011 providing updates on the facts of the case and the law, and the court has now taken the parties’ arguments under advisement.

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

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2011, Entergy subsidiaries employed 14,682 people.

Utility:
Entergy Arkansas	1,357
Entergy Gulf States Louisiana	805
Entergy Louisiana	937
Entergy Mississippi	736
Entergy New Orleans	342
Entergy Texas	674
System Energy	-
Entergy Operations	2,867
Entergy Services	3,138
Entergy Nuclear Operations	3,709
Other subsidiaries	117
Total Entergy	14,682

Approximately 5,300 employees are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Teamsters, the United Government Security Officers of America, and the International Union, Security, Police, Fire Professionals of America.

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

In addition, regulators can initiate proceedings to investigate the prudence of costs in the Utility operating companies' base rates and examine, among other things, the reasonableness or prudence of the companies' operation and maintenance practices, level of expenditures (including storm costs), allowed rates of return and rate base, proposed resource acquisitions and previously incurred capital expenditures.  The regulators can disallow costs found not to have been prudently incurred or found not to have been incurred in compliance with applicable tariffs, creating some risk to the ultimate recovery of those costs.  Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates.  The proceedings generally have long timelines, are primarily based on historical costs, and may or may not be limited by statute, which could cause the Utility operating companies and System Energy to experience regulatory lag in recovering such costs through rates.  Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with rate case proceedings.  Although four of the Utility operating companies (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans) currently obtain recovery under formula rate plans, at some point in the future these formula rate plans may no longer be extended, at which time these Utility operating companies would operate again in a more traditional rate case environment.  In addition, Entergy Gulf States Louisiana and Entergy Louisiana were required by the LPSC to file full rate cases by January 2013 when their current formula rate plans expire.

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

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The Utility operating companies' cash flows can be negatively affected by the time delays between when gas, power or other commodities are purchased and the ultimate recovery from customers of the costs in rates.  On occasion, when the level of incurred costs for fuel and purchased power rises very dramatically, some of the Utility operating companies may agree to defer recovery of a portion of that period's fuel and purchased power costs for recovery at a later date, which could increase the near-term working capital and borrowing requirements of those companies.  For a description of fuel and purchased power recovery mechanisms and information regarding the regulatory proceedings for fuel and purchased power recovery, see Note 2 to the financial statements.

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

In 2007 through 2011, payments were made by Entergy Arkansas to certain of the Utility operating companies in compliance with the 2005 FERC decision on the cost allocation methodology.  There have been challenges to the level of payments made by Entergy Arkansas under the FERC’s decision and the prudence of the Utility operating companies’ production costs.  The ability to recover in rates any changes to the cost allocation resulting from the challenges, and timing of such recovery, could be uncertain and could be the subject of additional regulatory and other proceedings.  For information regarding these and other proceedings associated with the System Agreement, as well as additional information regarding the System Agreement itself, see Note 2 to financial statements, System Agreement Cost Equalization Proceedings. The outcome and timing of this FERC proceeding and resulting recovery and impact on rates cannot be predicted at this time.

There is uncertainty as to the timing or form of any successor arrangement to the System Agreement and the effect of such arrangement (or absence thereof) on Entergy and the Utility operating companies.

Based upon the effect of the FERC decision described in the preceding risk factor, in December 2005, Entergy Arkansas provided notice of its intent to terminate its participation in the System Agreement.  In November 2007, Entergy Mississippi provided its notice to terminate its participation in the System Agreement.  Each notice of termination is effective ninety-six (96) months from the date of notice (December 2013 for Entergy Arkansas and November 2015 for Entergy Mississippi) or such earlier date as authorized by the FERC.  The FERC accepted the notices in November 2009; the LPSC and City Council have requested rehearing of that order.  In February 2011, the FERC denied the request for rehearing.  The LPSC has appealed the FERC’s decision to the U.S. Court of Appeals for the District of Columbia and oral argument was held January 13, 2012.

The Utility operating companies have concluded that joining the MISO RTO is in the best interest of all stakeholders and are seeking regulatory approvals to accomplish the transfer of functional control of their transmission assets to the MISO RTO by December 2013.  However, Entergy cannot predict when or whether it will obtain the approvals necessary to join the MISO RTO, when the Utility operating companies’ generation and transmission systems can be fully integrated into the MISO RTO, or whether alternative arrangements will need to be implemented to allow Entergy Arkansas, and eventually Entergy Mississippi, to operate independent of the System Agreement, and the effect such arrangements (or the absence thereof) will have on Entergy or the Utility operating companies.

For further information regarding the FERC and APSC proceedings relating to the System Agreement, see “Rate, Cost-recovery, and Other Regulation – Federal Regulation – System Agreement” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The arrangement for the operation of the Utility operating companies’ transmission system faces regulatory and operating challenges and uncertainty in connection with the Utility operating companies’ proposal to move to the MISO RTO and the scheduled expiration of the current Independent Coordinator of Transmission arrangement in November 2012.

In 2000, the FERC issued an order encouraging utilities to voluntarily place their transmission facilities under the control of an independent RTO.  In November 2006, the Utility operating companies installed the Southwest Power Pool (SPP), a regional transmission organization, as their Independent Coordinator of Transmission (ICT) with responsibility for certain transmission tariff functions, including granting or denying transmission service, administering OASIS, evaluating all transmission requests, and serving as the reliability coordinator.  The initial term of the ICT was for four years and in November 2010 the FERC approved an extension of the ICT arrangement for two years, or until November 2012.  In its order issued in March 2009 pertaining to a requested modification regarding the weekly procurement process (WPP) through the ICT arrangement, the FERC imposed conditions related to the ICT arrangement and indicated it wanted an evaluation of the success of the ICT arrangement and transmission access on the Entergy transmission system.  In compliance with the FERC’s March 2009 order, the Utility operating companies filed with the FERC a process for evaluating the modification or replacement of the current ICT arrangement.  An Entergy Regional State Committee (E-RSC), comprised of one representative from each of the Utility operating companies’ retail regulators has been formed and, in concert with the FERC,  retained an independent entity to conduct a cost/benefit analysis of comparing the ICT arrangement to a proposal under which Entergy would join the SPP RTO.  The scope of the study was expanded to consider Entergy joining the MISO RTO as another alternative.  On April 25, 2011, Entergy announced that each of the Utility operating companies propose joining the MISO RTO.  In May 2011, the Utility operating companies submitted to each of their respective retail regulators the cost-benefit analysis comparing the ICT arrangement to joining the SPP RTO or the MISO RTO.  The Utility operating companies either have filed or expect to file in 2012 applications with their local regulators seeking to join the MISO RTO and transfer control of the companies’ transmission assets to the MISO RTO.  The target implementation date for joining the MISO RTO is December 2013.  For further information regarding the FERC and proceedings related to the ICT and MISO, see “Rate, Cost-recovery, and Other Regulation - Federal Regulation - Independent Coordinator of Transmission” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.

There is uncertainty as to whether the Utility operating companies’ proposal to join the MISO RTO by December 2013 will receive all required regulatory approvals in a timely manner and, if the proposal is approved, the nature and effect of any operational challenges the Utility operating companies might face in connection with integration into the MISO RTO.  For the period of time prior to integration of all of the Utility operating companies into the MISO RTO or in the event all necessary approvals to participate in the MISO RTO are not obtained in a timely manner, an extension of the current ICT arrangement or the establishment of a similar arrangement with another qualified entity may be required.  The outcome of any effort to negotiate an extension of the current arrangement or to make alternative arrangements cannot be predicted at this time.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

A delay or failure in recovering amounts for storm restoration costs incurred as a result of severe weather could have material effects on Entergy and those Utility operating companies affected by severe weather.

Entergy's and its Utility operating companies' results of operations, liquidity and financial condition can be materially affected by the destructive effects of severe weather.  Severe weather can also result in significant outages for the customers of the Utility operating companies and, therefore, reduced revenues for the Utility operating companies during the period of the outages.  A delay or failure in recovering amounts for storm restoration costs incurred or revenues lost as a result of severe weather could have a material effect on Entergy and those Utility operating companies affected by severe weather.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Nuclear Operating and Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities must consistently operate their nuclear power plants at high capacity factors in order to be successful, and lower capacity factors could materially affect Entergy's and their results of operations, financial condition and liquidity.

Nuclear capacity factors significantly affect the results of operations of certain Utility operating companies, System Energy and Entergy Wholesale Commodities.  Nuclear plant operations involve substantial fixed operating costs.  Consequently, to be successful, a plant owner must consistently operate its nuclear power plants at high capacity factors.  For the Utility operating companies that own nuclear plants, lower capacity factors can increase production costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from their fossil facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs.  For the Entergy Wholesale Commodities nuclear plants, lower capacity factors directly affect revenues and cash flow from operations.  Although most of the Entergy Wholesale Commodities nuclear forward sales are on a pure unit-contingent basis, which depends on the availability of the asset, some of the unit-contingent contracts guarantee a specified minimum capacity factor.  In the event these plants were operating below the guaranteed capacity factors, Entergy would be subject to price risk for the undelivered power.  Entergy Wholesale Commodities’ nuclear forward sales contracts can also be on a firm LD basis, which subjects Entergy to increasing price risk if capacity factors decrease.

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities’ nuclear plant owners periodically shut down their nuclear power plants to replenish fuel.  Plant maintenance and upgrades are often scheduled during such refueling outages.  If refueling outages last longer than anticipated or if unplanned outages arise, Entergy's and their results of operations, financial condition and liquidity could be materially affected.

Outages at nuclear power plants to replenish fuel require the plant to be “turned off.”  Refueling outages generally are planned to occur once every 18 to 24 months and average approximately 30 days in duration.  Plant maintenance and upgrades are often scheduled during such planned outages.  When refueling outages last longer than anticipated or a plant experiences unplanned outages, capacity factors decrease and maintenance costs may increase.  Entergy Wholesale Commodities’ nuclear plants may face lower margins due to higher costs and lower energy sales for unit-contingent power supply contracts or potentially higher energy replacement costs for unit-contingent contracts with capacity guarantees that are not met due to extended or unplanned outages.

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities face risks related to the purchase of uranium fuel (and its conversion, enrichment and fabrication), and the risk of being unable to effectively manage these risks by purchasing from a diversified mix of sellers located in a diversified mix of countries could materially affect Entergy's and their results of operations, financial condition and liquidity.

Based upon currently planned fuel cycles, Entergy's nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through most of 2012, and with substantial additional amounts after that time. Entergy's ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners. There are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, although the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy also may draw upon its own inventory intended for later generation periods, depending upon its risk management strategy at that time.  Entergy

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to normal inherent market uncertainties, and price increases could materially affect the liquidity, financial condition and results of operations of certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities.

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business face the risk that the NRC will change or modify its regulations or suspend or revoke their licenses, which could materially affect Entergy's and their results of operations, financial condition and liquidity.

Under the Atomic Energy Act and Energy Reorganization Act, the NRC regulates the operation of nuclear power plants.  The NRC may modify, suspend or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations or the terms of the licenses for nuclear facilities.  A change in the Atomic Energy Act, other applicable statutes, or the applicable regulations or licenses may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and could materially affect the results of operations, liquidity or financial condition of Entergy (through Entergy Wholesale Commodities), its Utility operating companies or System Energy.  Events at nuclear plants owned by others, as well as those owned by one of these companies, may cause the NRC to initiate such actions.  As a result, if an incident were to occur at any nuclear generating unit, whether an Entergy nuclear generating unit or not, it could materially affect the financial condition, results of operations and liquidity of Entergy, certain of the Utility operating companies, System Energy or Entergy Wholesale Commodities.  For example, the earthquake of March 11, 2011 that affected the Fukushima Daiichi nuclear plants in Japan is expected to result in regulatory changes in the U.S. that may impose additional costs on all U.S. nuclear plants, some of which could be material.

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities are exposed to risks and costs related to operating and maintaining their nuclear power plants, and their failure to maintain operational efficiency at their nuclear power plants could materially affect Entergy's and  their results of operations, financial condition and liquidity.

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

Certain of the Utility operating companies, System Energy and the owners of the Entergy Wholesale Commodities nuclear plants incur costs on a periodic basis for the on-site storage of spent nuclear fuel.  The approval of a license for a national repository for the storage of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, or any interim storage facility, and the timing of such facility opening, will significantly affect the costs

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy associated with storage of spent nuclear fuel.  For example, while the DOE is required by law to proceed with the licensing of Yucca Mountain and, after the license is granted by the NRC, to construct the repository and commence the receipt of spent fuel, the Obama administration has expressed its intention and taken specific steps to discontinue the Yucca Mountain project and study a new spent fuel strategy.  These actions may prolong the time before spent fuel is removed from Entergy’s plant sites.  Because the DOE has not accomplished its objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts, and Entergy has sued the DOE for such breach.  Furthermore, Entergy is uncertain as to when the DOE plans to commence acceptance of spent fuel from its facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at the companies’ nuclear sites.  The costs of on-site storage are also affected by regulatory requirements for such storage.  In addition, the availability of a repository or other off-site storage facility for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.  For further information regarding spent fuel storage, see the "Critical Accounting Estimates – Nuclear Decommissioning Costs – Spent Fuel Disposal” section of Management's Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy.

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities nuclear plant owners may be required to pay substantial retrospective premiums imposed under the Price-Anderson Act in the event of a nuclear incident, and losses not covered by insurance could have a material effect on Entergy's and their results of operations, financial condition or liquidity.

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

NEIL is a utility industry mutual insurance company, owned by its members.  All member plants could be subject to assessments (retrospective premium of up to 10 times current annual premium for all policies) should the surplus (reserve) be significantly depleted due to insured losses.  As of April 1, 2011, the maximum assessment amounts total $72.7 million for the Utility plants and $89.3 million for the Entergy Wholesale Commodities plants.  Retrospective Premium Insurance available through NEIL’s reinsurance treaty can cover the potential assessments.  The Entergy Wholesale Commodities plants currently maintain the Retrospective Premium Insurance to cover this potential assessment.

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

Owners of nuclear generating plants have an obligation to decommission those plants.  Certain of the Utility operating companies, System Energy and owners of the Entergy Wholesale Commodities nuclear power plants maintain decommissioning trust funds for this purpose.  Certain of the Utility operating companies collect funds from their customers, which are deposited into the trusts covering the units operated for or on behalf of those companies.  Those rate collections are based upon operating license lives as well as estimated trust fund earnings and decommissioning costs.  In connection with the acquisition of certain nuclear plants, the Entergy Wholesale Commodities plant owners also acquired decommissioning trust funds that are funded in accordance with NRC regulations.  Assets in these trust funds are subject to market fluctuations, will yield uncertain returns that may fall below projected return rates, and may result in losses resulting from the recognition of impairments of the value of certain securities held in these trust funds.  As part of the Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades/Big Rock Point purchases, the former owners transferred decommissioning trust funds, along with the liability to decommission the plants, to the respective Entergy Wholesale Commodities nuclear power plant owners.  In addition, the former owner of Indian Point 3 and FitzPatrick retained the decommissioning trusts and related liability to decommission these plants, but has the right to require the respective Entergy Wholesale Commodities nuclear plant owners to assume the decommissioning liability provided that it assigns the funds in the corresponding decommissioning trust, up to a specified level, to such owners.  Alternatively, the former owner may contract with Entergy Nuclear, Inc. for the decommissioning work at a price equal to the transferred funds mentioned above.  As part of the Indian Point 1 and 2 purchase, the Entergy Wholesale Commodities nuclear power plant owner also funded an additional $25 million to a supplemental decommissioning trust fund.  As part of the Palisades transaction, the Entergy Wholesale Commodities business assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.  Once the spent fuel is removed from the site, the Entergy Wholesale Commodities business will dismantle the spent fuel storage facility and complete site decommissioning.  The Entergy Wholesale Commodities business expects to fund this activity from operating revenue, and Entergy is providing $5 million in credit support to provide financial assurance to the NRC for this obligation.

In 2008, Entergy experienced declines in the market value of assets held in the trust funds for meeting its decommissioning funding assurance obligations for its plants.  This decline adversely affected Entergy’s ability to demonstrate compliance with the NRC’s requirements for providing financial assurance for decommissioning funding for some of its plants, which deficiencies have now been corrected.  An early plant shutdown, poor investment results or higher than anticipated decommissioning costs could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that the Entergy Wholesale Commodities nuclear plant owners may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  For further information regarding nuclear decommissioning costs, see the "Critical Accounting Estimates – Nuclear Decommissioning Costs" section of Management's Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy and Note 9 to the financial statements.

New or existing safety concerns regarding operating nuclear power plants and nuclear fuel could lead to restrictions upon the operation of Entergy’s nuclear power plants.

New and existing concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the northeastern United States, which is where five of the six units in the current fleet of Entergy Wholesale Commodities nuclear power plants are located.  These concerns have led to, and are expected to continue to lead to, various proposals to Federal regulators and governing bodies in some localities where Entergy's subsidiaries own nuclear generating units for legislative and regulatory changes that could lead to the shutdown of nuclear units, denial of license renewal applications, municipalization of nuclear units, restrictions on nuclear units as a result of unavailability of sites for spent nuclear fuel storage and disposal, or other adverse effects on owning and operating nuclear generating units.  Entergy vigorously responds to these concerns and proposals.  If any of the existing proposals, or any proposals that may arise in the future with respect to legislative and regulatory changes, become effective, they could have a material effect on Entergy's results of operations, financial condition and liquidity.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

(Entergy Corporation)

A failure to obtain renewed licenses for the continued operation of the Entergy Wholesale Commodities nuclear power plants could have a material effect on Entergy's results of operations, financial condition, and liquidity and could lead to an increase in depreciation rates or an acceleration of the timing for the funding of decommissioning obligations.

The license renewal and related processes for the Entergy Wholesale Commodities nuclear power plants have been and may continue to be the subject of significant public debate and regulatory and legislative review and scrutiny at the federal and, in certain cases, state level.  The operating licenses for Pilgrim, Indian Point 2 and Indian Point 3 expire in June 2012, September 2013 and December 2015, respectively.  Because these plants filed timely license renewal applications, the NRC’s rules provide that these plants may continue to operate under their existing operating licenses until their renewal applications have been finally determined.  Various parties have expressed opposition to renewal of these licenses.  Renewal of the Indian Point licenses is the subject of ongoing proceedings before the Atomic Safety and Licensing Board (ASLB) of the NRC.  Initial hearings on certain of the contentions admitted by the ASLB currently are expected to begin by the end of 2012.  In the Pilgrim license renewal proceeding, the ASLB has denied the last pending proposed contention and has terminated proceedings before it.  Appeals of ASLB decisions remain pending before the NRC.  Also pending before the NRC is a motion by Entergy affiliates requesting specific authorization to NRC staff to issue the Pilgrim license.  In responding to that motion, NRC staff stated the position that whether to issue a license where no admitted contentions are pending is a matter of staff discretion.  There is no schedule for NRC action on the pending appeals or motion.

In relation to Indian Point 2 and Indian Point 3, the New York State Department of Environmental Conservation has taken the position that these plant owners must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  For the Indian Point plants, the Entergy Wholesale Commodities plant owners also must ensure that requirements of the Coastal Zone Management Act, which is administered in New York State primarily by the New York Department of State, are satisfied prior to getting the renewed licenses.  For further information regarding these environmental regulations see “Environmental Regulation, Clean Water Act” in Part I, Item 1.

The NRC operating license for Vermont Yankee was to expire in March 2012.  In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.  Vermont Yankee also is operating under a Certificate of Public Good from the State of Vermont that expires in March 2012, but has an application pending before the Vermont Public Service Board for a new Certificate of Public Good for operation until March 2032.  For additional discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

If the NRC finally denies the applications for the renewal of operating licenses for one or more of the Entergy Wholesale Commodities nuclear power plants, or a state in which any such nuclear power plant is located is able to prevent the continued operation of such plant, Entergy’s results of operations, financial condition, and liquidity could be materially affected by loss of revenue and cash flow associated with the plant or plants, potential impairments of the carrying value of the plants, increased depreciation rates, and an accelerated need for decommissioning funds, which could require additional funding. In addition, Entergy may incur increased operating costs depending on any conditions that may be imposed in connection with license renewal.  For further discussion regarding the license renewal processes for the Entergy Wholesale Commodities’ nuclear power plants, see “ENTERGY’S BUSINESS – Entergy Wholesale Commodities – Property – Nuclear Generating Stations” in Part I, Item 1 for Entergy Corporation and its subsidiaries.

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

Under NRC regulations, Entergy’s nuclear subsidiaries are permitted to project the NRC-required decommissioning amount based on an NRC formula or a site-specific estimate, and the amount in each of  the Entergy Wholesale Commodities nuclear power plant's decommissioning trusts combined with other decommissioning financial assurances in place.  The projections are made based on the operating license expiration date and the mid-point of the subsequent decommissioning process for each of these nuclear power plants.  As a result, if the projected amount of our decommissioning trusts exceeds the NRC-required decommissioning amount, then its decommissioning obligations are considered to be funded in accordance with NRC regulations.  In the event the projected costs do not sufficiently reflect the actual costs the applicable Entergy subsidiaries would be required to incur to decommission these nuclear power plants, and funding is otherwise inadequate, or if the formula or site-specific estimate is changed to require increased funding, additional resources would be required.  Furthermore, depending upon the level of funding available in the trust funds, the NRC may not permit the trust funds to be used to pay for related costs such as the management of spent nuclear fuel that are not included in the formula.  The NRC may also require a plan for the provision of separate funding for spent fuel management costs.  In addition to NRC requirements, there are other decommissioning-related obligations for certain of the Entergy Wholesale Commodities nuclear power plants, which management believes it will be able to satisfy.

With respect to the decommissioning trusts for Indian Point 2 and Palisades, the total amount in each of those trusts as of December 31, 2011 would not have been sufficient to initiate and complete the immediate near-term radiological decommissioning of the respective unit as of the license termination date of each respective plant, but rather the funds would have been sufficient to place the unit in a condition of safe storage status pending future completion of decommissioning.  For example, if an Entergy subsidiary decides to shut down and immediately begin decommissioning one of those nuclear power plants on its license expiration date, its trust funds for the plant as of December 31, 2011 would have been insufficient and the applicable Entergy subsidiary would have been required to rely on other capital resources to fund the remainder of the radiological decommissioning obligations unless the completion of decommissioning could be deferred during some number of years of safe storage status (as is permitted by NRC regulations).  If any Entergy subsidiary decides to shut down one of its nuclear power plants earlier than the scheduled shutdown date and conduct a prompt decommissioning, the applicable Entergy subsidiary may be unable to rely upon only the decommissioning trust to fund the entire decommissioning obligations, which would require it to obtain funding from other sources.

Further, federal or state regulatory changes, including mandated increases in decommissioning funding or changes in the methods or standards for decommissioning operations, may also increase the funding requirements of, or accelerate the timing for funding of, the obligations related to the decommissioning of Entergy Wholesale Commodities’ nuclear power plants.  As a result, under any of these circumstances, Entergy's results of operations, liquidity and financial condition could be materially affected.

Entergy Wholesale Commodities’ nuclear power plants are exposed to price risk through either advance sale of energy and capacity into forward markets or accepting spot prices primarily in day-ahead markets.

Entergy and its subsidiaries are not guaranteed any rate of return on their capital investments in non-utility businesses.  In particular, the sale of capacity and energy from the Entergy Wholesale Commodities nuclear power plants, unless otherwise contracted, is subject to the fluctuation of market power prices.  As of December 31, 2011, Entergy Wholesale Commodities nuclear power generation plants had sold forward 88%, 81%, 39%, 25% and 25% of its generation portfolio's planned energy output for 2012, 2013, 2014, 2015, and 2016, respectively.  In order to hedge future price risk to desired levels, Entergy Wholesale Commodities utilizes contracts that are unit-contingent and Firm LD and various products such as forward sales, options, and collars.

Market conditions such as product cost, market liquidity and other portfolio considerations influence the product and contractual mix.  The obligations under unit-contingent agreements depend on a generating asset that is operating; if the generation asset is not operating, the seller generally is not liable for damages.  For some unit-contingent obligations, however, there is also a guarantee of availability that provides for the payment to the power

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy purchaser of contract damages, if incurred, in the event the unit owner fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  Firm LD sales transactions may be exposed to substantial operational price risk to the extent that the plants do not run as expected and market prices exceed contract prices.

Market prices may fluctuate substantially, sometimes over relatively short periods of time, and at other times experience sustained increases or decreases.  Demand for electricity and its fuel stock can fluctuate dramatically, creating periods of substantial under- or over-supply.  During periods of over-supply, prices might be depressed.  Also, from time to time there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, credit requirements, bidding rules and other mechanisms to address volatility and other issues in these markets.

The price that different counterparties offer for forward sales is influenced both by market conditions as well as the contract terms such as damage provisions, credit support requirements and the number of available counterparties interested in contracting for the desired forward period.  Depending on differences between market factors at the time of contracting versus current conditions, Entergy Wholesale Commodities' contract portfolio may have average contract prices above or below current market prices, including at the expiration of the contracts, which may significantly affect Entergy Wholesale Commodities’ results of operations, financial condition or liquidity.  The recent economic downturn and negative trends in the energy commodity markets have resulted in lower natural gas prices, and current prevailing market prices for electricity in the New York and New England power regions are therefore generally below the prices of Entergy Wholesale Commodities’ existing contracts in those regions.  To the extent these market conditions persist, Entergy Wholesale Commodities’ realized price per MWh can be expected to continue to decline.  See “Entergy Corporation and Subsidiaries, Management’s Financial Discussion and Analysis, Results of Operations, Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants.”  With operating licenses for Pilgrim, Indian Point 2 and Indian Point 3 expiring between 2012 and 2015, and as a consequence of any delays in obtaining extension of the operating licenses and any other approvals required for continued operation of the plants, Entergy Wholesale Commodities may enter into fewer unit-contingent forward sales contracts for output from such plants for periods beyond the license expiration.

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

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation; and
•	natural disasters, terrorist actions, wars, embargoes and other catastrophic events.

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

The Entergy Wholesale Commodities business is also affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations and bidding rules imposed by the existing Independent System Operators.  The Independent System Operators that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps and other mechanisms, to address some of the volatility and the potential exercise of market power in these markets.  These types of price limitations and other regulatory mechanisms may have an adverse effect on the profitability of the Entergy Wholesale Commodities business' generation facilities that sell energy and capacity into the wholesale power markets.  For further information regarding federal, state and local laws and regulation applicable to the Entergy Wholesale Commodities business, see “Entergy’s Business - Regulation of Entergy’s Business” in Part I, Item 1 for Entergy Corporation and its subsidiaries.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The regulatory environment applicable to the electric power industry has undergone substantial changes over the past several years as a result of restructuring initiatives at both the state and federal levels.  These changes are ongoing and Entergy cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Entergy Wholesale Commodities business.  In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism and have raised claims that the competitive marketplace is not working because energy prices in wholesale markets exceed the marginal cost of operating nuclear power plants, as well as proposals to re-regulate the markets, impose a generation tax or require divestitures by generating companies to reduce their market share.  Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process, which could require material changes to business planning models.  If competitive restructuring of the electric power markets is reversed, modified, discontinued or delayed, the Entergy Wholesale Commodities business' results of operations, financial condition and liquidity could be materially affected.

The nuclear power plants owned by the Entergy Wholesale Commodities business are subject to impairment charges in certain circumstances, which could have a material effect on Entergy's results of operations, financial condition or liquidity.

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

As discussed in Part I, Item 1, Entergy Wholesale Commodities, Property, in this Form 10-K, the operating licenses for Pilgrim, Indian Point 2 and Indian Point 3 expire between 2012 and 2015 and are currently the subject of license renewal processes at the NRC and the states in which the plants operate and the Vermont Yankee plant is the subject of certain state and federal proceedings and federal litigation relating to continued operation of that plant.  If Entergy concludes that any of these nuclear power plants is unlikely to operate significantly beyond its current license expiration date, which conclusion would be based on a variety of factors, such a conclusion could result in an impairment of part or all of the carrying value of the plant.  Any impairment charge taken by Entergy with respect to its long-lived assets, including the nuclear power plants owned by the Entergy Wholesale Commodities business, would likely be material in the quarter that the charge is taken and could otherwise have a material effect on Entergy's results of operations, financial condition or liquidity.

General Business

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

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Entergy's business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies and Entergy Wholesale Commodities.  In addition, Entergy's and the Utility operating companies' liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy's service territory with Hurricane Katrina and Hurricane Rita in 2005 and Hurricane Gustav and Hurricane Ike in 2008.  The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, higher than expected pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected or other unknown events, such as future storms, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage.  Material leverage increases could negatively affect the credit ratings of Entergy and the Utility operating companies, which in turn could negatively affect access to the capital markets.

The global capital and credit markets experienced extreme volatility and disruption in the fourth quarter of 2008 and much of 2009.  The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively affect Entergy and its subsidiaries' ability to maintain and to expand their businesses.  Events beyond Entergy's control, such as the volatility and disruption in global capital and credit markets in 2008 and 2009, may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities.  Entergy and its subsidiaries are unable to predict the degree of success they will have in renewing or replacing their credit facilities as they come up for renewal, including the Entergy Corporation $3.5 billion revolving credit facility that expires in August 2012.  Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities.  If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility and/or limit Entergy Corporation's ability to sustain its current common stock dividend level.

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

There are a number of factors that rating agencies evaluate to arrive at credit ratings for each of Entergy Corporation and the Registrant Subsidiaries, including each Registrant’s regulatory framework, ability to recover costs and earn returns, diversification and financial strength and liquidity.  If one or more rating agencies downgrade Entergy Corporation's, any of the Utility operating companies', or System Energy's ratings, particularly below investment grade, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease, and cash or letter of credit collateral demands may be triggered by the terms of a number of commodity contracts, leases and other agreements.

Most of Entergy Corporation's and its subsidiaries' large customers, suppliers and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy Corporation's or its subsidiaries' ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries.  At December 31, 2011, based on power prices at that time, Entergy had liquidity exposure for Entergy Wholesale Commodities business transactions of $133 million under guarantees, $20 million of guarantees that

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy support letters of credit, and $6 million of posted cash collateral to the ISOs.  As of December 31, 2011 the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements could increase by $132 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.  In the event of a decrease in Entergy Corporation's credit rating to below investment grade, based on power prices as of December 31, 2011, Entergy would have been required to provide approximately $44 million of additional cash or letters of credit under some of the agreements.

The construction of, and capital improvements to, power generation facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful, the financial condition, results of operations or liquidity of Entergy and the Utility operating companies could be materially affected.

Entergy's and the Utility operating companies' ability to complete construction of power generation facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks.  These variables include, but are not limited to, project management expertise and escalating costs for materials, labor and environmental compliance.  Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as required under their contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs,  downward changes in the economy, changes in law or regulation, including environmental compliance requirements, and other events beyond the control of the Utility operating companies or the Entergy Wholesale Commodities business may occur that may materially affect the schedule, cost and performance of these projects.  If these projects are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project.  For further information regarding capital expenditure plans and other uses of capital in connection with the potential construction of additional generation supply sources within the Utility operating companies' service territory, and as to the Entergy Wholesale Commodities business, see the "Capital Expenditure Plans and Other Uses of Capital" section of Management's Financial Discussion and Analysis for Entergy and each of the Registrant Subsidiaries.

The Utility operating companies, System Energy and the Entergy Wholesale Commodities business may incur substantial costs to fulfill their obligations related to environmental and other matters.

The businesses in which the Utility operating companies, System Energy and the Entergy Wholesale Commodities business operate are subject to extensive environmental regulation by local, state and Federal authorities.  These laws and regulations affect the manner in which the Utility operating companies, System Energy and the Entergy Wholesale Commodities business conduct their operations and make capital expenditures.  These laws and regulations also affect how the Utility operating companies, System Energy and the Entergy Wholesale Commodities business manage air emissions, discharges to water, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered species, hazardous materials transportation, and similar matters.  Federal, state, and local authorities continually revise these laws and regulations, and the laws and regulations are subject to judicial interpretation and to the permitting and enforcement discretion vested in the implementing agencies.  Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures.  Violations of these requirements can subject the Utility operating companies, System Energy and the Entergy Wholesale Commodities business to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties' claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, the Utility operating companies, System Energy and the Entergy Wholesale Commodities business are subject to liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies, System Energy and the Entergy Wholesale Commodities business and of property contaminated by hazardous substances they generate.  The Utility operating companies are currently involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  The Utility operating companies, System Energy and the Entergy Wholesale Commodities business have incurred and expect to incur significant costs related to environmental compliance.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Emissions of nitrogen and sulfur oxides, mercury, particulates, and other regulated air contaminants from generating plants are potentially subject to increased regulation, controls and mitigation expenses.  In addition, existing air regulations and programs promulgated by the EPA often are challenged legally, sometimes resulting in large-scale changes to anticipated regulatory regimes and the resulting need to shift course, both operationally and economically, depending on the nature of the changes.  Risks relating to global climate change and initiatives to compel CO2 emission reductions are discussed below.

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

Entergy's business is subject to extensive and mandatory reliability standards.  Such standards, which are established by the North American Electric Reliability Corporation (NERC) and the SERC Reliability Corporation (SERC), are approved by the FERC and frequently are reviewed, amended and supplemented.  Failure to comply with such standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of such standards.  The standards, as well as the laws and regulations that govern them, are subject to judicial interpretation and to the enforcement discretion vested in the implementing agencies.  In addition to exposure to civil penalties and fines, the Utility operating companies have incurred and expect to incur significant costs related to compliance with new and existing reliability standards, including costs associated with the Utility operating companies’ transmission system.  The changes to the reliability standards applicable to the electric power industry are ongoing, and Entergy cannot predict the ultimate effect that the reliability standards will have on its Utility and Entergy Wholesale Commodities business.  Entergy has notified the SERC of potential violations of certain NERC reliability standards, including certain Critical Infrastructure Protection, Facilities Design, Connection and Maintenance, and System Protection and Control standards.  Entergy is working with the SERC to provide information concerning these potential violations.  In addition, FERC’s Division of Investigations is conducting an investigation of certain issues relating to the Utility operating companies compliance with certain Reliability Standards related to protective system maintenance, facility ratings and modeling, training, and communications.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

The effects of weather and economic conditions and the related impact on electricity and gas usage, may materially affect the Utility operating companies' results of operations.

Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below moderate levels in the winter tend to increase winter heating electricity and gas demand and revenues.  As a corollary, moderate temperatures tend to decrease usage of energy and resulting revenues.  Seasonal pricing differentials, coupled with higher consumption levels, typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters.  Extreme weather conditions or storms,  however, may stress the Utility operating companies' generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on their ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction.  These extreme conditions could have a material effect on the Utility operating companies' financial condition, results of operations and liquidity.

Industrial sales volume was depressed in the latter part of 2008 and through most of 2009, in part because the overall economy declined, with lower usage across the industrial sector affecting both the large customer industrial segment as well as small and mid-sized industrial customers.  It  is possible that continued or recurrent poor economic conditions could result in slower or declining sales growth and increased bad debt expense, which could materially affect Entergy's and the Utility operating companies' results of operations, financial condition and liquidity.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The effects of climate change and environmental and regulatory obligations intended to compel CO2 emission reductions could materially affect the financial condition, results of operations and liquidity of Entergy and the Utility operating companies.

In an effort to address climate change concerns, Federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, in response to the United States Supreme Court's 2007 decision holding that the EPA has authority to regulate emissions of CO2 and other "greenhouse gases" under the Clean Air Act, the EPA, various environmental interest groups and other organizations are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  In 2010, EPA promulgated its first regulations controlling greenhouse gas emissions from certain vehicles and from new and significantly modified stationary sources of emissions, including electric generating units, and additional new source performance standards are expected to be proposed in 2012.  Developing and implementing plans for compliance with CO2 emissions reduction requirements can lead to additional capital, personnel, and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects; moreover, long term planning to meet environmental requirements can be negatively impacted and costs may increase to the extent laws and regulations change prior to full implementation.  Violations of such requirements may subject Entergy and the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, civil penalties, and exposure to third parties' claims for alleged health or property damages or for violations of applicable permits or standards.  To the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be resisted by Entergy's regulators and, in extreme cases, Entergy's regulators might deny or defer timely recovery of these costs.  Future changes in environmental regulation governing the emission of CO2 and other "greenhouse gases" could make some of Entergy's electric generating units uneconomical to maintain or operate, and could increase the difficulty that Entergy and its subsidiaries have with obtaining or maintaining required environmental regulatory approvals, which could also materially affect the financial condition, results of operations and liquidity of Entergy and the Utility operating companies.  In addition, multiple lawsuits currently are pending against emitters of greenhouse gases alleging that these companies are liable for personal injuries and property damage caused by climate change.  These lawsuits seek injunctive relief, monetary compensation, and punitive damages.

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

These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on the Entergy System's ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction.  Also, to the extent that climate change adversely impacts the economic health of a region or results in energy conservation or demand side management programs, it may adversely impact customer demand and revenues.  Such physical or operational risks could have a material effect on Entergy's and the Utility operating companies' financial condition, results of operations and liquidity.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Entergy and its subsidiaries may not be adequately hedged against changes in commodity prices, which could materially affect Entergy's and its subsidiaries' results of operations, financial condition and liquidity.

To manage their near-term financial exposure related to commodity price fluctuations, Entergy and its subsidiaries, including the Utility operating companies and the Entergy Wholesale Commodities business, may enter into contracts to hedge portions of their purchase and sale commitments, fuel requirements and inventories of natural gas, uranium (and its conversion), coal, refined products, and other commodities, within established risk management guidelines.  As part of this strategy, Entergy and its subsidiaries may utilize fixed- and variable-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges.  However, Entergy and its subsidiaries normally cover only a portion of the exposure of their assets and positions to market price volatility, and the coverage will vary over time.  In addition, Entergy also elects to leave certain volumes during certain years unhedged.  To the extent Entergy and its subsidiaries have unhedged positions, fluctuating commodity prices can materially affect Entergy's and its subsidiaries' results of operations and financial position.

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

The Utility operating companies and the Entergy Wholesale Commodities business are exposed to the risk that counterparties may not meet their obligations, which may materially affect the Utility operating companies and Entergy Wholesale Commodities.

The hedging and risk management practices of the Utility operating companies and the Entergy Wholesale Commodities business are exposed to the risk that counterparties that owe Entergy and its subsidiaries money, energy, or other commodities will not perform their obligations.  Currently, some hedging agreements contain provisions that require the counterparties to provide credit support to secure their obligations to Entergy or its subsidiaries.  If the counterparties to these arrangements fail to perform, Entergy or its subsidiaries may enforce and recover the proceeds from the credit support provided and acquire alternative hedging arrangements or draw on the credit support provided by the counterparties, which credit support may not always be adequate to cover the related obligations.  In such event, Entergy and its subsidiaries might incur losses in addition to amounts, if any, already paid to the counterparties.  In addition, the credit commitments of Entergy's lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could materially affect the adequacy of its liquidity sources.

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

Entergy and its subsidiaries are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, asbestos, hazardous material and ratepayer matters, and injuries and damages issues, among other matters.  The states in which the Utility operating companies operate, in particular Louisiana, Mississippi and Texas, have proven to be unusually litigious environments.  Judges and juries in these states have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases.  Entergy and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in these states poses a significant business risk.

Terrorist attacks, including cyber attacks, and failures or breaches of Entergy’s and its subsidiaries’ technology systems may adversely affect Entergy’s results of operations.

As power generators and distributors, Entergy and its subsidiaries face heightened risk of an act or threat of terrorism,   including physical and cyber attacks, either as a direct act against one of Entergy's generation facilities, an act against the transmission and distribution infrastructure used to transport power that affects its ability to operate, or an act against the information technology systems and network infrastructure of Entergy and its subsidiaries.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Entergy and its subsidiaries operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  Despite the implementation of security measures by Entergy and its subsidiaries, all technology systems are vulnerable to disability, failures, or unauthorized access due to such activities. If Entergy’s or its subsidiaries’ technology systems were to fail or be breached and be unable to recover in a timely way, Entergy or its subsidiaries may be unable to fulfill critical business functions, and sensitive confidential and other data could be compromised.

If any such attacks, failures or breaches were to occur, Entergy's and the Utility operating companies’ business, financial condition, and results of operations could be materially affected.  The risk of such attacks, failures, or breaches also may cause Entergy and the Utility operating companies to incur increased capital and operating costs to implement increased security for its nuclear power plants and other facilities, such as additional physical facility security and additional security personnel, and for systems to protect its information technology and network infrastructure systems.

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

Entergy and the Utility operating companies may be unable to satisfy the conditions or obtain the approvals to complete the transaction with ITC or such approvals may contain material restrictions or conditions.

See “Plan to Spin Off the Utility’s Transmission Business” in Entergy Corporation’s Management’s Financial Discussion and Analysis for a discussion of the agreements that Entergy entered in December 2011 to spin off its transmission business and merge it with a newly-formed subsidiary of ITC Holdings Corp.  The consummation of the ITC transaction is subject to numerous conditions, including (i) consummation of certain transactions and financings contemplated by the Merger Agreement and the Separation Agreement (such as the separation of the Transmission Business conducted by the Utility operating companies, (ii) obtaining the required ITC shareholder approvals, and (iii) the receipt of certain regulatory approvals from governmental agencies necessary to consummate the ITC transaction, and that no such regulatory approvals impose a burdensome condition on ITC or Entergy as described in the Merger Agreement.  Entergy can make no assurances that the ITC transaction will be consummated on the terms or timeline currently contemplated, or at all.  Governmental agencies may not approve the ITC transaction or may impose conditions to the approval of the ITC transaction or require changes to the terms of the ITC transaction.  Any such conditions or changes could have the effect of delaying completion of the ITC transaction, imposing costs on or limiting the revenues of Entergy or the Utility operating companies or otherwise reducing the anticipated benefits of the ITC transaction.  Any condition or change could result in a burdensome condition on the Transmission Business or ITC under the Merger Agreement and might cause Entergy or ITC to abandon the ITC transaction.  In addition, Entergy must pay its costs related to the ITC transaction including, legal, accounting, advisory, financing and filing fees and printing costs, whether the ITC transaction is completed or not.  Any failure to consummate the ITC transaction as currently contemplated, or at all, could have a material effect on the business and results of operations of Entergy and the Utility operating companies and the trading price of Entergy Corporation’s common stock could be adversely affected.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

(Entergy Gulf States Louisiana and Entergy New Orleans)

The effect of higher purchased gas cost charges to customers may adversely affect Entergy Gulf States Louisiana's and Entergy New Orleans' results of operations and liquidity.

Gas rates charged to retail gas customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy Gulf States Louisiana or Entergy New Orleans, and distribution charges, which provide a return or profit to the utility.  Distribution charges are affected by the amount of gas sold to customers.  Purchased gas cost charges, which comprise most of a customer's bill and may be adjusted quarterly, represent gas commodity costs that Entergy Gulf States Louisiana or Entergy New Orleans recovers from its customers.  Entergy Gulf States Louisiana's or Entergy New Orleans' cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers occurs.  When purchased gas cost charges increase substantially reflecting higher gas procurement costs incurred by Entergy Gulf States Louisiana or Entergy New Orleans, customer usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy Gulf States Louisiana or Entergy New Orleans which could adversely affect results of operations.

(System Energy)

System Energy owns and operates a single nuclear generating facility, and it is dependent on affiliated companies for all of its revenues.

System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which is currently due to expire on November 1, 2024.  System Energy filed in October 2011 an application with the NRC for an extension of Grand Gulf’s operating license to 2045.  The NRC accepted the filing in December 2011 and there is an expected NRC review period of 22 months before an order would be issued.  System Energy's financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf.  For information regarding the Unit Power Sales Agreement and certain other agreements relating to the Entergy System companies' support of System Energy (including the Capital Funds Agreement), see the "Grand Gulf - Related Agreements" section of Note 8 to the financial statements and the "Utility - System Energy and Related Agreements" section of Part I, Item 1.

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

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

If completed, the transaction with ITC may not achieve its anticipated results.

Entergy entered into the ITC transaction with the expectation that it would result in various benefits, including the receipt by Entergy’s shareholders of shares of ITC common stock as a result of the transaction.  If the ITC transaction is consummated, it is possible that the full strategic, financial, operational and regulatory benefits to Entergy and its shareholders that Entergy expected would result from the ITC transaction may not be achieved or that such benefits may be delayed or not occur due to unforeseen changes in market, economic or regulatory conditions or other events.  As a result, the aggregate market price of the common stock of Entergy Corporation and the shares of ITC common stock that shareholders of Entergy Corporation would receive in the ITC transaction could be less than the market price of Entergy Corporation’s common stock if the ITC transaction had not occurred.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of this matter, including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

2011 Compared to 2010

Net income decreased $7.7 million primarily due to a higher effective income tax rate, lower other income, and higher other operation and maintenance expenses, substantially offset by higher net revenue, lower depreciation and amortization expenses, and lower interest expense.

2010 Compared to 2009

Net income increased $105.7 million primarily due to higher net revenue, a lower effective income tax rate, higher other income, and lower depreciation and amortization expenses, partially offset by higher other operation and maintenance expenses.

Net Revenue

2011 Compared to 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$1,216.7
Retail electric price	31.0
ANO decommissioning trust	26.4
Transmission revenue	13.1
Volume/weather	(15.9)
Net wholesale revenue	(11.9)
Capacity acquisition recovery	(10.3)
Other	3.2
2011 net revenue	$1,252.3

The retail electric price variance is primarily due to a base rate increase effective July 2010.  See Note 2 to the financial statements for more discussion of the rate case settlement.

The ANO decommissioning trust variance is primarily related to the deferral of investment gains from the ANO 1 and 2 decommissioning trust in 2010 in accordance with regulatory treatment.  The gains resulted in an increase in 2010 in interest and investment income and a corresponding increase in regulatory charges with no effect on net income.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The transmission revenue variance is primarily due to a revision to transmission investment equalization billings under the Entergy System Agreement among the Utility operating companies (for the approximate period of 1996 – 2011) recorded in the fourth quarter 2011.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by more favorable weather-adjusted usage in the residential sector.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts and lower wholesale billings to affiliate companies due to lower expenses.

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

Entergy Arkansas, Inc. and Subsidiaries
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

Other Income Statement Variances

2011 Compared to 2010

Other operation and maintenance expenses increased primarily due to:

•	an increase of $6.1 million in fossil-fueled generation costs due to higher fossil plant outage costs due to a greater scope of work in 2011;
•	an increase of $3.9 million in transmission and distribution maintenance work in 2011;
•	$3.5 million in contract costs due to the transition and implementation of joining the MISO RTO; and
•	an increase of $3 million in nuclear expenses primarily due to higher labor and contract costs caused by several factors.

The increase was offset by a $7.5 million decrease in compensation and benefits costs primarily resulting from an increase in the accrual for incentive-based compensation in 2010 and a decrease in stock option expense.

Depreciation and amortization expenses decreased primarily due to a decrease in depreciation rates as a result of the rate case settlement agreement approved by the APSC in June 2010.

Other income decreased primarily due to the investment gains on the ANO 1 and 2 decommissioning trust in 2010, as discussed above in net revenue, and the carrying charges on storm restoration costs recorded in 2010 related to the January 2009 ice storm.  See Note 2 to the financial statements for further discussion of the 2009 ice storm costs and Note 5 to the financial statements for a discussion of the August 2010 issuance of securitization bonds to finance these costs.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Income Taxes

The effective income tax rates for 2011, 2010, and 2009 were 44.6%, 39.6%, and 55.0%, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates.

Liquidity and Capital Resources

In April 2011, several thunderstorms with either tornados or straight-line winds caused damage to Entergy Arkansas’s transmission and distribution lines, equipment poles, and other facilities.  The incurred cost of repairing that damage is $70 million, of which $19 million is operating and maintenance costs that are charged against the storm cost provision, and the remainder is capital investment.

Cash Flow

Cash flows for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$106,102	$86,233	$39,568

Cash flow provided by (used in):
Operating activities	564,124	512,260	384,192
Investing activities	(503,524)	(413,180)	(281,512)
Financing activities	(144,103)	(79,211)	(56,015)
Net increase (decrease) in cash and cash equivalents	(83,503)	19,869	46,665

Cash and cash equivalents at end of period	$22,599	$106,102	$86,233

Operating Activities

Cash flow from operations increased $51.9 million in 2011 primarily due to:

•
income tax refunds of $90 million in 2011 compared to income tax payments of $66.4 million in 2010.  In 2011, Entergy Arkansas received tax cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds result from a decrease in 2010 taxable income from what was previously estimated because of the recognition of additional repair expenses for tax purposes associated with a tax accounting change filed in 2010 and from the reversal of temporary differences for which Entergy Arkansas previously made cash tax payments; and

•	a decrease of $16.6 million in pension contributions. See “Critical Accounting Estimates” below for a discussion of qualified pension and other postretirement benefits funding.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was offset by under-recovery of fuel costs and spending resulting from the April 2011 storms discussed above.

Cash flow from operations increased $128.1 million in 2010 compared to 2009 primarily due to an increase in net revenue as discussed above, ice storm spending in 2009, and the collection of previously under-recovered fuel costs through the normal operation of the energy cost recovery rider.  The increase was offset by an increase of $112 million in pension contributions, and an increase of $65 million in income tax payments.  See “Critical Accounting Estimates” below for a discussion of qualified pension and other postretirement benefits funding.  In 2010 Entergy Arkansas made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments resulted from the reversal of temporary differences for which Entergy Arkansas previously received cash tax benefits and from estimated federal income tax payments for tax year 2010.

Investing Activities

Net cash flow used in investing activities increased $90.3 million in 2011 primarily due to an increase of $66.3 million in nuclear fuel purchases primarily due to the purchase of nuclear fuel inventory from System Fuels because the Utility companies will now purchase nuclear fuel throughout the nuclear fuel procurement cycle, rather than purchasing it from System Fuels at the time of refueling.  The increase is also due to $51 million in storm restoration spending resulting from the April storms as discussed above, and $30 million in transmission substation reliability work in 2011.  The increase was partially offset by money pool activity.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $24.1 million in 2011 compared to increasing by $12.6 million in 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash flow used in investing activities increased $131.7 million in 2010 compared to 2009 primarily due to:

•	the sale to Entergy Gulf States Louisiana of one-third of the Ouachita plant for $75 million in 2009;
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

Financing Activities

Net cash flow used in financing activities increased $64.9 million in 2011 primarily due to:

•
the issuance of $575 million of first mortgage bonds by Entergy Arkansas and $124.1 million of storm cost recovery bonds by Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, in 2010 compared to the issuance of the $55 million Series J note by the nuclear fuel company variable interest entity in 2011; and

•	a decrease in borrowings on the nuclear fuel company variable interest entity’s credit facility.

The increase was offset by:

•
the retirement of $450 million of first mortgage bonds and $139.5 million of pollution control revenue bonds in 2010 compared to the retirement of the $35 million Series G note by the nuclear fuel company variable interest entity in 2011; and

•	a decrease of $55.6 million in common stock dividends in 2011.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Net cash flow used in financing activities increased $23.2 million in 2010 compared to 2009 primarily due to:

•	retirements of $450 million of first mortgage bonds in 2010;
•	retirements of $139.5 million of pollution control bonds in 2010; and
•	an increase of $125.1 million in common stock dividends paid in 2010.

The increase was offset by:

•	issuances of $575 million of first mortgage bonds in 2010; and
•	the issuance in August 2010 of $124.1 million of storm cost recovery bonds by Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2011	December 31, 2010

Debt to capital	55.0%	55.9%
Effect of excluding the securitization bonds	(1.5)%	(1.6)%
Debt to capital, excluding securitization bonds (1)	53.5%	54.3%
Effect of subtracting cash	(0.3)%	(1.5)%
Net debt to net capital, excluding securitization bonds (1)	53.2%	52.8%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Uses of Capital

Entergy Arkansas requires capital resources for:

•	construction and other capital investments;
•	debt and preferred stock maturities or retirements;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	dividend and interest payments.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2012	2013-2014	2015-2016	after 2016	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$359	$207	N/A	N/A	$566
Transmission	117	242	N/A	N/A	359
Distribution	122	254	N/A	N/A	376
Other	26	37	N/A	N/A	63
Total	$624	$740	N/A	N/A	$1,364
Long-term debt (2)	$84	$538	$175	$2,070	$2,867
Capital lease payments	$0.2	$0.5	$0.2	$-	$0.9
Operating leases	$23	$42	$29	$5	$99
Purchase obligations (3)	$646	$1,201	$618	$1,792	$4,257

(1)
Includes approximately $234 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

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

In addition, Entergy Arkansas currently expects to contribute approximately $31.9 million to its pension plans and approximately $26.7 million to other postretirement plans in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Also in addition to the contractual obligations, Entergy Arkansas has $113.1 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly.  Entergy Arkansas’s long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2011, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $394.9 million.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Hot Spring Energy Facility Purchase Agreement

In April 2011, Entergy Arkansas announced that it signed an asset purchase agreement to acquire the Hot Spring Energy Facility, a 620 MW natural gas-fired combined-cycle turbine plant located in Hot Spring County, Arkansas, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $253 million.  Entergy Arkansas also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition, including plant upgrades, transaction costs, and contingencies, to be approximately $277 million.  A new transmission service request has been submitted to the ICT to determine if investments for supplemental upgrades in the Entergy transmission system are needed to make energy from the Hot Spring Energy Facility deliverable to Entergy Arkansas for the period after Entergy Arkansas exits the System Agreement.  The initial results of the service request were received in January 2012 and indicate that available transfer capability does not exist with existing transmission facilities and that upgrades are required.  The studies do not provide a final and definitive indication of what those upgrades would be.  Entergy Arkansas has submitted transmission service requests for facilities studies which, when performed by the ICT, will provide more detailed estimates of the transmission upgrades and the associated costs required to obtain network service for the Hot Spring plant.  Accordingly there are still uncertainties that must be resolved.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC and the FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  In February 2012 the FERC issued an order approving the acquisition.  Closing is expected to occur in mid-2012.

In July 2011, Entergy Arkansas filed its application with the APSC requesting approval of the acquisition and full cost recovery.  In January 2012, Entergy Arkansas, the APSC General Staff, and the Arkansas Attorney General filed a Motion to Suspend the Procedural Schedule and Joint Stipulation and Settlement for consideration by the APSC.  Under the settlement, the parties agreed that the acquisition costs may be recovered through a capacity acquisition rider and agreed that the level of the return on equity reflected in the rider would be submitted to the APSC for resolution.  Because the transmission upgrade costs remain uncertain, the parties requested that the APSC suspend the procedural schedule and cancel the hearing scheduled for January 24, 2012, pending resolution of the transmission costs.  The APSC issued an order accepting the settlement as part of the record and directing Entergy Arkansas to file the transmission studies when available and directing the parties to propose a procedural schedule to address the results of those studies.

Sources of Capital

Entergy Arkansas’s sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt or preferred stock issuances; and
•	bank financing under new or existing facilities.

Entergy Arkansas may refinance, redeem, or otherwise retire debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Arkansas require prior regulatory approval.  Preferred stock and debt issuances are also subject to issuance tests set forth in Entergy Arkansas’s corporate charters, bond indentures, and other agreements.  Entergy Arkansas has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas’s receivables from the money pool were as follows as of December 31 for each of the following years:

2011	2010	2009	2008
(In Thousands)

$17,362	$41,463	$28,859	$15,991

In April 2011, Entergy Arkansas entered into a new $78 million credit facility that expires in April 2012.  There were no outstanding borrowings under the Entergy Arkansas credit facility as of December 31, 2011.

Entergy Arkansas has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $250 million.  See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits.  Entergy Arkansas has also obtained an order from the APSC authorizing long-term securities issuances through December 2012.

State and Local Rate Regulation and Fuel-Cost Recovery

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In October 2008 Entergy Arkansas filed a motion to lift the stay and to rescind the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas’s rehearing petition and because the value for Entergy Arkansas’s customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent.  In December 2008, the APSC denied the motion to lift the stay pending resolution of Entergy Arkansas’s rehearing request and the unresolved issues in the proceeding.  The APSC ordered the parties to submit their unresolved issues list in the pending proceeding, which the parties did.  In February 2010 the APSC denied Entergy Arkansas’s request for rehearing, and held a hearing in September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.  A decision is pending.  Entergy Arkansas expects the amount of damages, if any, to have an immaterial effect on its results of operations, financial position, or cash flows.

The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concluded with testimony through September 2010.  Testimony has been filed and the APSC will decide the case based on the record in the proceeding, including the prefiled testimony.

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

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join the MISO RTO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near term (90-day) report in July 2011 that has made recommendations, which are currently being evaluated by the NRC.  It is anticipated that the NRC will issue certain orders and requests for information to nuclear plant licensees by the end of the first quarter 2012 that will begin to implement the task force’s recommendations.  These orders may require U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that could, among other things, result in increased costs and capital requirements associated with operating Entergy’s nuclear plants.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$2,964	$37,338
Rate of return on plan assets	(0.25%)	$1,837	-
Rate of increase in compensation	0.25%	$1,218	$6,706

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$1,378	$8,340
Discount rate	(0.25%)	$972	$10,175

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2011 was $33.7 million.  Entergy Arkansas anticipates 2012 qualified pension cost to be approximately $53 million.  Entergy Arkansas’s contributions to the pension trust were $120.4 million in 2011 and are currently estimated to be approximately $31.9 million in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Total postretirement health care and life insurance benefit costs for Entergy Arkansas in 2011 were $17 million, including $6.3 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Arkansas expects 2012 postretirement health care and life insurance benefit costs to approximate $18.1 million, including $5.8 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Arkansas expects to contribute approximately $26.7 million to other postretirement plans in 2012.

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

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis for further discussion.

(Page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc. and Subsidiaries
Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated income statements, consolidated statements of cash flows, and consolidated statements of changes in common equity (pages 274 through 278 and applicable items in pages 53 through 194) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$2,084,310	$2,082,447	$2,211,263

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	186,036	378,699	298,219
Purchased power	659,464	485,447	795,526
Nuclear refueling outage expenses	42,557	41,800	42,148
Other operation and maintenance	511,592	495,443	475,222
Decommissioning	38,064	35,790	34,575
Taxes other than income taxes	82,847	85,564	80,829
Depreciation and amortization	218,902	232,085	252,742
Other regulatory charges (credits) - net	(13,506)	1,603	15,161
TOTAL	1,725,956	1,756,431	1,994,422

OPERATING INCOME	358,354	326,016	216,841

OTHER INCOME
Allowance for equity funds used during construction	7,660	4,118	5,219
Interest and investment income	16,533	46,363	19,321
Miscellaneous - net	(4,172)	(1,743)	(3,569)
TOTAL	20,021	48,738	20,971

INTEREST EXPENSE
Interest expense	83,545	91,598	92,340
Allowance for borrowed funds used during construction	(2,826)	(2,406)	(3,159)
TOTAL	80,719	89,192	89,181

INCOME BEFORE INCOME TAXES	297,656	285,562	148,631

Income taxes	132,765	112,944	81,756

NET INCOME	164,891	172,618	66,875

Preferred dividend requirements and other	6,873	6,873	6,873

EARNINGS APPLICABLE TO
COMMON STOCK	$158,018	$165,745	$60,002

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$164,891	$172,618	$66,875
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	339,819	347,587	287,317
Deferred income taxes, investment tax credits, and non-current taxes accrued	94,410	100,071	66,777
Changes in assets and liabilities:
Receivables	(11,021)	34,214	3,477
Fuel inventory	(11,190)	(22,639)	163
Accounts payable	160,983	(14,777)	(338,993)
Prepaid taxes and taxes accrued	122,974	(63,188)	5,517
Interest accrued	2,861	426	(1,103)
Deferred fuel costs	(148,274)	61,300	(3,741)
Other working capital accounts	(3,855)	31,550	330,263
Provisions for estimated losses	(2,330)	(5,247)	(2,708)
Other regulatory assets	(215,841)	(87,087)	(70,412)
Pension and other postretirement liabilities	123,156	(32,496)	6,501
Other assets and liabilities	(52,459)	(10,072)	34,259
Net cash flow provided by operating activities	564,124	512,260	384,192

INVESTING ACTIVITIES
Construction expenditures	(382,776)	(291,267)	(338,752)
Allowance for equity funds used during construction	9,607	4,118	5,219
Nuclear fuel purchases	(148,657)	(82,371)	(118,379)
Proceeds from sale of nuclear fuel	-	-	118,590
Proceeds from sale of equipment	-	2,489	74,818
Proceeds from nuclear decommissioning trust fund sales	125,408	367,266	154,644
Investment in nuclear decommissioning trust funds	(140,724)	(400,832)	(164,879)
Change in money pool receivable - net	24,101	(12,604)	(12,868)
Changes in other investments - net	-	2,415	-
Investment in affiliates	10,994	-	-
Remittances to transition charge account	(15,650)	(2,412)	-
Payments from transition charge account	14,173	-	-
Other	-	18	95
Net cash flow used in investing activities	(503,524)	(413,180)	(281,512)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	54,743	684,851	-
Retirement of long-term debt	(45,310)	(589,500)	-
Changes in credit borrowings - net	(28,863)	5,711	-
Dividends paid:
Common stock	(117,800)	(173,400)	(48,300)
Preferred stock	(6,873)	(6,873)	(6,873)
Other	-	-	(842)
Net cash flow used in financing activities	(144,103)	(79,211)	(56,015)

Net increase (decrease) in cash and cash equivalents	(83,503)	19,869	46,665

Cash and cash equivalents at beginning of period	106,102	86,233	39,568

Cash and cash equivalents at end of period	$22,599	$106,102	$86,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$75,650	$85,639	$88,397
Income taxes	$(89,994)	$66,403	$1,434

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$4,712	$4,250
Temporary cash investments	17,887	101,852
Total cash and cash investments	22,599	106,102
Securitization recovery trust account	3,890	2,412
Accounts receivable:
Customer	90,940	79,905
Allowance for doubtful accounts	(26,155)	(24,402)
Associated companies	58,030	82,583
Other	66,838	61,135
Accrued unbilled revenues	70,715	74,227
Total accounts receivable	260,368	273,448
Deferred fuel costs	209,776	61,502
Fuel inventory - at average cost	48,889	37,699
Materials and supplies - at average cost	143,343	140,095
Deferred nuclear refueling outage costs	49,047	23,099
System agreement cost equalization	36,800	52,160
Prepaid taxes	-	86,693
Prepayments and other	8,562	7,877
TOTAL	783,274	791,087

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	541,657	520,841
Non-utility property - at cost (less accumulated depreciation)	1,677	1,684
Other	3,182	14,176
TOTAL	546,516	536,701

UTILITY PLANT
Electric	8,079,732	7,787,348
Property under capital lease	1,234	1,303
Construction work in progress	120,211	114,324
Nuclear fuel	272,593	188,611
TOTAL UTILITY PLANT	8,473,770	8,091,586
Less - accumulated depreciation and amortization	3,833,596	3,683,001
UTILITY PLANT - NET	4,640,174	4,408,585

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	87,357	98,836
Other regulatory assets (includes securitization property of
$105,762 as of December 31, 2011 and $118,505 as of
December 31, 2010)	1,126,911	892,449
Other	27,980	23,710
TOTAL	1,242,248	1,014,995

TOTAL ASSETS	$7,212,212	$6,751,368

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$35,000
Short-term borrowings	33,914	62,777
Accounts payable:
Associated companies	228,163	92,627
Other	138,054	114,454
Customer deposits	81,074	72,535
Taxes accrued	36,281	-
Accumulated deferred income taxes	124,267	82,820
Interest accrued	29,881	27,020
Other	23,305	21,115
TOTAL	694,939	508,348

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,708,760	1,661,365
Accumulated deferred investment tax credits	42,939	44,928
Other regulatory liabilities	133,960	140,801
Decommissioning	640,228	602,164
Accumulated provisions	5,640	7,970
Pension and other postretirement liabilities	539,016	415,925
Long-term debt (includes securitization bonds of $113,761 as
of December 31, 2011 and $124,066 as of December 31, 2010)	1,875,921	1,828,910
Other	10,335	20,701
TOTAL	4,956,799	4,722,764

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2011
and 2010	470	470
Paid-in capital	588,444	588,444
Retained earnings	855,210	814,992
TOTAL	1,444,124	1,403,906

TOTAL LIABILITIES AND EQUITY	$7,212,212	$6,751,368

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2011, 2010, and 2009

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2008	$470	$588,444	$810,945	$1,399,859
Net income	-	-	66,875	66,875
Common stock dividends	-	-	(48,300)	(48,300)
Preferred stock dividends	-	-	(6,873)	(6,873)
Balance at December 31, 2009	$470	$588,444	$822,647	$1,411,561
Net income	-	-	172,618	172,618
Common stock dividends	-	-	(173,400)	(173,400)
Preferred stock dividends	-	-	(6,873)	(6,873)
Balance at December 31, 2010	$470	$588,444	$814,992	$1,403,906
Net income	-	-	164,891	164,891
Common stock dividends	-	-	(117,800)	(117,800)
Preferred stock dividends	-	-	(6,873)	(6,873)
Balance at December 31, 2011	$470	$588,444	$855,210	$1,444,124

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2011	2010	2009	2008	2007
	(In Thousands)

Operating revenues	$2,084,310	$2,082,447	$2,211,263	$2,328,349	$2,032,965
Net Income	$164,891	$172,618	$66,875	$47,152	$139,111
Total assets	$7,212,212	$6,751,368	$6,492,802	$6,568,213	$5,999,806
Long-term obligations (1)	$1,992,271	$1,946,494	$1,736,520	$1,800,735	$1,508,158

(1) Includes long-term debt (excluding currently maturing debt), noncurrent capital lease obligations, and preferred stock without sinking fund.

	2011	2010	2009	2008	2007
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$756	$773	$769	$756	$690
Commercial	450	441	475	463	409
Industrial	421	415	433	461	407
Governmental	20	20	21	21	19
Total retail	1,647	1,649	1,698	1,701	1,525
Sales for resale:
Associated companies	279	302	350	416	302
Non-associated companies	96	78	102	156	156
Other	62	53	61	55	50
Total	$2,084	$2,082	$2,211	$2,328	$2,033
Billed Electric Energy Sales (GWh):
Residential	8,229	8,501	7,464	7,678	7,725
Commercial	6,051	6,144	5,817	5,875	5,945
Industrial	7,029	7,082	6,376	7,211	7,424
Governmental	275	277	269	274	277
Total retail	21,584	22,004	19,926	21,038	21,371
Sales for resale:
Associated companies	6,893	7,853	9,980	7,890	7,185
Non-associated companies	1,304	850	1,631	2,159	2,651
Total	29,781	30,707	31,537	31,087	31,207

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of this matter, including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

2011 Compared to 2010

Net income increased $12.3 million primarily due to lower interest expense and lower other operation and maintenance expenses, offset by higher depreciation and amortization expenses and a higher effective income tax rate.

2010 Compared to 2009

Net income increased $37.7 million primarily due to higher net revenue, a lower effective income tax rate, and lower interest expense, offset by higher other operation and maintenance expenses, lower other income, and higher taxes other than income taxes.

Net Revenue

2011 Compared to 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$933.6
Retail electric price	(20.1)
Volume/weather	(5.2)
Fuel recovery	14.8
Transmission revenue	12.4
Other	(2.1)
2011 net revenue	$933.4

The retail electric price variance is primarily due to an increase in credits passed on to customers as a result of the Act 55 storm cost financing.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

The volume/weather variance is primarily due to less favorable weather on the residential sector as well as the unbilled sales period. The decrease was partially offset by an increase of 62 GWh, or 0.3%, in billed electricity usage, primarily due to increased consumption by an industrial customer as a result of the customer’s cogeneration outage and the addition of a new production unit by the industrial customer.

The fuel recovery variance resulted primarily from an adjustment to deferred fuel costs in 2010. See Note 2 to the financial statements for a discussion of fuel recovery.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

The transmission revenue variance is primarily due to a revision to transmission investment equalization billings under the Entergy System Agreement among the Utility operating companies (for the approximate period of 1996 – 2011) recorded in the fourth quarter 2011.  See Note 2 to the financial statements for further discussion of the revision.

Fuel and purchased power expenses

Fuel and purchased power expenses increased primarily due to:

•	an increase in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers;
•	an increase in natural gas fuel expense primarily due to increased generation; and
•	an increase in deferred fuel expense due to fuel and purchased power expense decreases in excess of lower fuel cost recovery revenues.

The increase was offset by a decrease in the average market price of purchased power and decreased net area demand.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power.

Other Income Statement Variances

2011 Compared to 2010

Nuclear refueling outage expenses decreased primarily due to the amortization of lower expenses associated with the planned maintenance and refueling outage at River Bend in the first quarter 2011.

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $6 million in fossil-fueled generation expenses primarily due to fewer outages and a reduced scope of work compared to 2010; and
•	a decrease of $4.2 million in compensation and benefits costs primarily resulting from an increase in the accrual for incentive-based compensation in 2010 and a decrease in stock option expense.

The decrease was partially offset by an increase of $2.9 million in costs due to the transition and implementation of joining the MISO RTO, as well as several individually insignificant items.

Depreciation and amortization expenses increased primarily due to a revision in the second quarter 2010 related to depreciation on storm cost-related assets and an increase in plant in service.  Recovery of the storm cost-related assets will now be through the Act 55 financing of storm costs as approved by the LPSC in June 2010.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

Interest expense decreased primarily due to:

•
redemptions of first mortgage bonds of $68 million in June 2010 and $304 million in November 2010, partially offset by the issuance of first mortgage bonds of $250 million in October 2010.  See Note 5 to the financial statements for a discussion of long-term debt; and

•
interest expense accrued in 2010 related to the expected result of the LPSC Staff audit of the fuel adjustment clause for the period 1995 through 2004. See Note 2 to the financial statements for a discussion of fuel recovery.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Income Taxes

The effective income tax rates were 30.3%, 28.5%, and 36.8% for 2011, 2010, and 2009, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$155,173	$144,460	$49,303

Cash flow provided by (used in):
Operating activities	482,115	726,130	234,930
Investing activities	(267,262)	(541,583)	(286,486)
Financing activities	(345,181)	(173,834)	146,713
Net increase (decrease) in cash and cash equivalents	(130,328)	10,713	95,157

Cash and cash equivalents at end of period	$24,845	$155,173	$144,460

Operating Activities

Net cash flow provided by operating activities decreased $244 million in 2011 compared to 2010 primarily due to:

•
proceeds of $240.3 million received from the LURC as a result of the Act 55 storm cost financings in 2010. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing; and

•	higher nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2011 and did not have one in 2010.

The decrease was partially offset by income tax refunds of $56.3 million in 2011 compared to income tax refunds of $16.8 million in 2010.  In 2011, Entergy Gulf States Louisiana received tax cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds resulted from the reversal of temporary differences for which Entergy Gulf States Louisiana previously made cash tax payments.

Net cash flow provided by operating activities increased $491.2 million in 2010 compared to 2009 primarily due to:

•	storm cost proceeds of $240.3 million received from the LURC as a result of the Act 55 storm cost financings;
•
the absence in 2010 of the storm restoration spending that occurred in 2009.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing; and

•
income tax refunds of $16.8 million in 2010 compared to income tax payments of $60.6 million in 2009.  In 2010, Entergy Gulf States Louisiana received tax cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds resulted from the reversal of temporary differences for which Entergy Gulf States Louisiana previously made cash tax payments.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $274.3 million in 2011 compared to 2010 primarily due to:

•
the investment in 2010 of $150.3 million in affiliate securities and the investment of $90.1 million in the storm reserve escrow account as a result of the Act 55 storm cost financings.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing; and

•	money pool activity.

The decrease was partially offset by an increase in nuclear fuel purchases because River Bend had a refueling outage in 2011 and did not have one in 2010.

Decreases in Entergy Gulf States Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool decreased by $39.4 million in 2011 compared to increasing by $12.9 million in 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash flow used in investing activities increased $255.1 million in 2010 compared to 2009 primarily due to:

•
the investment of $150.3 million in affiliate securities and the investment of $90.1 million in the storm reserve escrow account as a result of the Act 55 storm cost financings.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing;

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

The increase was partially offset by the purchase of one-third (Unit 3) of the three-unit, 789 MW Ouachita Power Plant for $75 million in November 2009 from Entergy Arkansas and money pool activity.

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $12.9 million for the year ended December 31, 2010 compared to increasing by $38.5 million for the year ended December 31, 2009.

Financing Activities

Net cash flow used in financing activities increased $171.3 million in 2011 compared to 2010 primarily due to an increase of $177.7 million in common equity distributions.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Gulf States Louisiana as of December 31, 2011 is primarily due to a decrease in member’s equity as a result of an increase of $177.6 million in common equity distributions.

	December 31, 2011	December 31, 2010

Debt to capital	52.2%	51.2%
Effect of subtracting cash	(0.4)%	(2.6)%
Net debt to net capital	51.8%	48.6%

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

Uses of Capital

Entergy Gulf States Louisiana requires capital resources for:

•	construction and other capital investments;
•	debt and preferred equity maturities or retirements;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	distribution and interest payments.

Following are the amounts of Entergy Gulf States Louisiana’s planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2012	2013-2014	2015-2016	after 2016	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$67	$102	N/A	N/A	$169
Transmission	95	139	N/A	N/A	234
Distribution	59	132	N/A	N/A	191
Other	18	34	N/A	N/A	52
Total	$239	$407	N/A	N/A	$646
Long-term debt (2)	$141	$262	$203	$1,924	$2,530
Operating leases	$11	$29	$16	$66	$122
Purchase obligations (3)	$154	$237	$209	$54	$654

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

In addition to the contractual obligations given above, Entergy Gulf States Louisiana expects to contribute $10.8 million to its pension plans and $8.3 million to other postretirement plans in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Also, in addition to the contractual obligations, Entergy Gulf States Louisiana has $318.6 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Management provides more information on long-term debt maturities in Note 5 to the financial statements.

As an indirect, wholly-owned subsidiary of Entergy Corporation, Entergy Gulf States Louisiana pays distributions from its earnings at a percentage determined monthly.  Entergy Gulf States Louisiana’s long-term debt indentures contain restrictions on the payment of cash dividends or other distributions on its common and preferred membership interests.

New Nuclear Development

Entergy Gulf States Louisiana and Entergy Louisiana provided public notice to the LPSC of their intention to make a filing pursuant to the LPSC’s general order that governs the development of new nuclear generation in Louisiana.  The project option being developed by the companies is for new nuclear generation at River Bend.  Entergy Gulf States Louisiana and Entergy Louisiana, together with Entergy Mississippi, have been engaged in the development of options to construct new nuclear generation at the River Bend and Grand Gulf sites.  Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend, and Entergy Mississippi is leading the development at Grand Gulf.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In the first quarter 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and recognized on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary.  Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company’s current participation level in the project.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  An evidentiary hearing was held in October 2011 and the ALJ’s decision is pending.

Sources of Capital

Entergy Gulf States Louisiana’s sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt or preferred membership interest issuances; and
•	bank financing under new or existing facilities.

Entergy Gulf States Louisiana may refinance, redeem, or otherwise retire debt and preferred equity/membership interests prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

All debt and common and preferred equity/membership interest issuances by Entergy Gulf States Louisiana require prior regulatory approval.  Preferred equity/membership interest and debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements.  Entergy Gulf States Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Gulf States Louisiana’s receivables from the money pool were as follows as of December 31 for each of the following years:

2011	2010	2009	2008
(In Thousands)

$23,596	$63,003	$50,131	$11,589

See Note 4 to the financial statements for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the credit facility as of December 31, 2011.

Entergy Gulf States Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of Entergy Gulf States Louisiana’s short-term borrowing limits.  Entergy Gulf States Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through July 2013.

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

Entergy Gulf States Louisiana, L.L.C.
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

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.  The ALJ has established a schedule for the LPSC proceeding that includes February 27 - March 7, 2012 hearing dates.

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Gulf States Louisiana charges for its services significantly influence its financial position, results of operations, and liquidity.  Entergy Gulf States Louisiana is regulated and the rates charged to its customers are determined in regulatory proceedings.  A governmental agency, the LPSC is primarily responsible for approval of the rates charged to customers.

Retail Rates – Electric

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States Louisiana and Entergy Louisiana.  The settlement included the establishment of a three-year formula rate plan for Entergy Gulf States Louisiana that, among other provisions, establishes a return on common equity mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding.  Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% are allocated 60% to customers and 40% to Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana made its initial formula rate plan filing in June 2005.  The formula rate plan was subsequently extended one year.  As discussed below the formula rate plan has been extended, with return on common equity provisions consistent with previously approved provisions, to cover the 2008, 2009, 2010, and 2011 test years.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

In October 2009 the LPSC approved a settlement that resolved Entergy Gulf States Louisiana’s 2007 test year filing and provided for a formula rate plan for the 2008, 2009, and 2010 test years.  10.65% is the target midpoint return on equity for the formula rate plan, with an earnings bandwidth of +/- 75 basis points (9.90% - 11.40%).  Entergy Gulf States Louisiana, effective with the November 2009 billing cycle, reset its rates to achieve a 10.65% return on equity for the 2008 test year.  The rate reset, a $44.3 million increase that includes a $36.9 million cost of service adjustment, plus $7.4 million net for increased capacity costs and a base rate reclassification, was implemented for the November 2009 billing cycle, and the rate reset was subject to refund pending review of the 2008 test year filing that was made in October 2009.  In January 2010, Entergy Gulf States Louisiana implemented an additional $23.9 million rate increase pursuant to a special rate implementation filing made in December 2009, primarily for incremental capacity costs approved by the LPSC.  In May 2010, Entergy Gulf States Louisiana and the LPSC staff submitted a joint report on the 2008 test year filing and requested that the LPSC accept the report, which resulted in a $0.8 million reduction in rates effective in the June 2010 billing cycle and a $0.5 million refund.  At its May 19, 2010 meeting, the LPSC accepted the joint report.

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

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In addition, Entergy Gulf States Louisiana is required to file a full rate case by January 2013, if the LPSC has not acted to deny the requested transmission change-of-control to the MISO RTO.  If the LPSC has denied this request, then the rate case must be filed by September 30, 2012.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Retail Rates – Gas

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

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  The sixty-day review and comment period for this filing remains open.

Fuel and purchased power cost recovery

In January 2003 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit included a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 1995 through 2004.  Entergy Gulf States Louisiana and the LPSC Staff reached a settlement to resolve the audit that requires Entergy Gulf States Louisiana to refund $18 million to customers, including the realignment to base rates of $2 million of SO2 costs.  The ALJ held a stipulation hearing and in November 2011 the LPSC issued an order approving the settlement.  The refund was made in the November 2011 billing cycle.  Entergy Gulf States Louisiana had previously recorded provisions for the estimated outcome of this proceeding.

In December 2011 the LPSC authorized its staff to initiate another proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join the MISO RTO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near term (90-day) report in July 2011 that has made recommendations, which are currently being evaluated by the NRC.  It is anticipated that the NRC will issue certain orders and requests for information to nuclear plant licensees by the end of the first quarter 2012 that will begin to implement the task force’s recommendations.  These orders may require U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that could, among other things, result in increased costs and capital requirements associated with operating Entergy’s nuclear plants.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,542	$18,452
Rate of return on plan assets	(0.25%)	$981	-
Rate of increase in compensation	0.25%	$625	$3,439

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$990	$6,253
Discount rate	(0.25%)	$697	$7,114

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for Entergy Gulf States Louisiana in 2011 was $9.4 million.  Entergy Gulf States Louisiana anticipates 2012 qualified pension cost to be $19.8 million.  Entergy Gulf States Louisiana contributed $27.3 million to its pension plans in 2011 and estimates 2012 pension contributions to be approximately $10.8 million; although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Total postretirement health care and life insurance benefit costs for Entergy Gulf States Louisiana in 2011 were $16.8 million, including $3.9 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Gulf States Louisiana expects 2012 postretirement health care and life insurance benefit costs to approximate $21.3 million, including $3.7 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Gulf States Louisiana expects to contribute approximately $8.3 million to its other postretirement plans in 2012.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Baton Rouge, Louisiana

We have audited the accompanying balance sheets of Entergy Gulf States Louisiana, L.L.C. (the “Company”) as of December 31, 2011 and 2010, and the related income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity (pages 295 through 300 and applicable items in pages 53 through 194) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States Louisiana, L.L.C. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$2,069,548	$2,015,710	$1,776,610
Natural gas	64,861	81,311	67,776
TOTAL	2,134,409	2,097,021	1,844,386

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	437,301	312,960	251,393
Purchased power	780,711	851,694	732,943
Nuclear refueling outage expenses	18,227	24,046	21,787
Other operation and maintenance	351,070	361,329	332,450
Decommissioning	14,189	13,400	13,591
Taxes other than income taxes	75,858	77,519	67,559
Depreciation and amortization	143,387	132,714	135,489
Other regulatory credits - net	(17,045)	(1,248)	(1,261)
TOTAL	1,803,698	1,772,414	1,553,951

OPERATING INCOME	330,711	324,607	290,435

OTHER INCOME
Allowance for equity funds used during construction	9,094	5,513	5,426
Interest and investment income	40,945	42,293	69,951
Miscellaneous - net	(8,799)	(8,016)	(8,764)
TOTAL	41,240	39,790	66,613

INTEREST EXPENSE
Interest expense	84,356	101,318	118,243
Allowance for borrowed funds used during construction	(3,745)	(3,537)	(3,427)
TOTAL	80,611	97,781	114,816

INCOME BEFORE INCOME TAXES	291,340	266,616	242,232

Income taxes	88,313	75,878	89,185

NET INCOME	203,027	190,738	153,047

Preferred distribution requirements and other	825	827	825

EARNINGS APPLICABLE TO
COMMON EQUITY	$202,202	$189,911	$152,222

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

Net Income	$203,027	$190,738	$153,047
Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax benefit of $16,556, $340, and $13,111)	(29,306)	1,867	(11,906)
Other comprehensive income (loss)	(29,306)	1,867	(11,906)
Comprehensive Income	$173,721	$192,605	$141,141

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$203,027	$190,738	$153,047
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	207,753	194,265	149,080
Deferred income taxes, investment tax credits, and non-current taxes accrued	(6,268)	87,920	138,817
Changes in working capital:
Receivables	(82,221)	(30,732)	177,628
Fuel inventory	2,578	3,471	4,453
Accounts payable	(58,981)	80,874	(131,603)
Prepaid taxes and taxes accrued	148,313	(8,176)	(418)
Interest accrued	(1,177)	537	(5,403)
Deferred fuel costs	74,877	(20,050)	(49,625)
Other working capital accounts	(4,600)	13,068	(116,816)
Changes in provisions for estimated losses	1,353	83,011	773
Changes in other regulatory assets	(80,027)	114,528	(44,612)
Changes in pension and other postretirement liabilities	112,736	(14,041)	46,083
Other	(35,248)	30,717	(86,474)
Net cash flow provided by operating activities	482,115	726,130	234,930

INVESTING ACTIVITIES
Construction expenditures	(219,307)	(237,251)	(199,283)
Allowance for equity funds used during construction	9,094	5,513	5,426
Insurance proceeds	-	2,243	2,180
Nuclear fuel purchases	(87,901)	(47,785)	(44,529)
Proceeds from sale of nuclear fuel	9,647	-	72,843
Payment for purchase of plant	-	-	(74,818)
Investment in affiliates	-	(150,264)	160
Payment to storm reserve escrow account	(124)	(90,073)	-
Proceeds from nuclear decommissioning trust fund sales	76,844	100,825	95,244
Investment in nuclear decommissioning trust funds	(94,922)	(115,055)	(105,167)
Change in money pool receivable - net	39,407	(12,872)	(38,542)
Changes in other investments - net	-	3,136	-
Net cash flow used in investing activities	(267,262)	(541,583)	(286,486)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	306,234	297,199
Retirement of long-term debt	(47,340)	(344,841)	(118,961)
Changes in credit borrowings - net	5,200	(10,100)	-
Dividends/distributions paid:
Common equity	(301,950)	(124,300)	(30,700)
Preferred membership interests	(825)	(827)	(825)
Other	(266)	-	-
Net cash flow provided by (used in) financing activities	(345,181)	(173,834)	146,713

Net increase (decrease) in cash and cash equivalents	(130,328)	10,713	95,157

Cash and cash equivalents at beginning of period	155,173	144,460	49,303

Cash and cash equivalents at end of period	$24,845	$155,173	$144,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$82,413	$97,803	$120,655
Income taxes	$(56,289)	$(16,803)	$60,594

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$-	$167,742	$602,229

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS

	December 31,
	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$217	$231
Temporary cash investments	24,628	154,942
Total cash and cash equivalents	24,845	155,173
Accounts receivable:
Customer	61,648	60,369
Allowance for doubtful accounts	(843)	(1,306)
Associated companies	171,431	119,252
Other	22,082	27,728
Accrued unbilled revenues	51,155	56,616
Total accounts receivable	305,473	262,659
Fuel inventory - at average cost	23,249	25,827
Materials and supplies - at average cost	114,075	113,302
Deferred nuclear refueling outage costs	21,066	7,372
Prepaid taxes	-	40,946
Prepayments and other	5,180	5,127
TOTAL	493,888	610,406

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	339,664	339,664
Decommissioning trust funds	420,917	393,580
Non-utility property - at cost (less accumulated depreciation)	164,712	156,845
Storm reserve escrow account	90,249	90,125
Other	12,701	12,011
TOTAL	1,028,243	992,225

UTILITY PLANT
Electric	7,068,657	6,907,268
Natural gas	129,950	124,020
Construction work in progress	122,051	119,017
Nuclear fuel	206,031	202,609
TOTAL UTILITY PLANT	7,526,689	7,352,914
Less - accumulated depreciation and amortization	3,906,353	3,812,394
UTILITY PLANT - NET	3,620,336	3,540,520

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	249,058	234,406
Other regulatory assets	333,898	270,883
Deferred fuel costs	100,124	100,124
Other	13,506	14,832
TOTAL	696,586	620,245

TOTAL ASSETS	$5,839,053	$5,763,396

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$60,000	$-
Accounts payable:
Associated companies	73,305	71,601
Other	101,009	160,246
Customer deposits	49,734	48,631
Taxes accrued	107,367	-
Accumulated deferred income taxes	5,427	1,749
Interest accrued	26,084	27,261
Deferred fuel costs	97,178	22,301
Pension and other postretirement liabilities	7,911	7,415
Gas hedge contracts	8,572	1,034
Other	15,294	14,015
TOTAL	551,881	354,253

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,397,230	1,405,374
Accumulated deferred investment tax credits	81,520	84,858
Other regulatory liabilities	75,721	83,479
Decommissioning and asset retirement cost liabilities	359,792	339,925
Accumulated provisions	99,033	97,680
Pension and other postretirement liabilities	332,672	220,432
Long-term debt	1,482,430	1,584,332
Long-term payables - associated companies	31,254	32,596
Other	47,397	51,254
TOTAL	3,907,049	3,899,930

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,439,733	1,539,517
Accumulated other comprehensive loss	(69,610)	(40,304)
TOTAL	1,380,123	1,509,213

TOTAL LIABILITIES AND EQUITY	$5,839,053	$5,763,396

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2011, 2010, and 2009

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2008	$10,000	$1,352,408	$(30,265)	$1,332,143
Net income	-	153,047	-	153,047
Other comprehensive loss	-	-	(11,906)	(11,906)
Dividends/distributions declared on common equity	-	(30,700)	-	(30,700)
Dividends/distributions declared on preferred membership interests	-	(825)	-	(825)
Balance at December 31, 2009	$10,000	$1,473,930	$(42,171)	$1,441,759
Net income	-	190,738	-	190,738
Other comprehensive income	-	-	1,867	1,867
Dividends/distributions declared on common equity	-	(124,300)	-	(124,300)
Dividends/distributions declared on preferred membership interests	-	(827)	-	(827)
Other	-	(24)	-	(24)
Balance at December 31, 2010	$10,000	$1,539,517	$(40,304)	$1,509,213
Net income	-	203,027	-	203,027
Other comprehensive loss	-	-	(29,306)	(29,306)
Dividends/distributions declared on common equity	-	(301,950)	-	(301,950)
Dividends/distributions declared on preferred membership interests	-	(825)	-	(825)
Other	-	(36)	-	(36)
Balance at December 31, 2011	$10,000	$1,439,733	$(69,610)	$1,380,123

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2011	2010	2009	2008	2007
	(In Thousands)

Operating revenues (2)	$2,134,409	$2,097,021	$1,844,386	$2,733,365	$3,534,612
Net Income (2)	$203,027	$190,738	$153,047	$144,767	$192,779
Total assets	$5,839,053	$5,763,396	$5,569,083	$6,056,961	$6,072,691
Long-term obligations (1)	$1,482,430	$1,584,332	$1,740,592	$1,944,180	$1,756,087

	2011	2010	2009	2008	2007
	(Dollars In Millions)
Electric Operating Revenues (2):
Residential	$479	$498	$393	$554	$1,042
Commercial	416	426	354	520	817
Industrial	490	489	383	672	1,035
Governmental	22	21	18	25	45
Total retail	1,407	1,434	1,148	1,771	2,939
Sales for resale:
Associated companies	562	463	475	643	233
Non-associated companies	52	79	105	181	196
Other	49	40	49	38	80
Total	$2,070	$2,016	$1,777	$2,633	$3,448
Billed Electric Energy Sales (GWh) (2):
Residential	5,383	5,538	5,090	4,888	10,215
Commercial	5,239	5,274	5,058	4,973	8,980
Industrial	9,041	8,801	7,601	8,416	15,012
Governmental	222	210	213	215	448
Total retail	19,885	19,823	17,962	18,492	34,655
Sales for resale:
Associated companies	8,595	8,516	7,084	6,490	2,488
Non-associated companies	1,013	1,705	2,546	2,524	2,900
Total	29,493	30,044	27,592	27,506	40,043

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.
(2) Entergy Gulf States Louisiana's income statements for the years ended December 31, 2008, 2009, 2010, and 2011 reflect the effects of the separation of the Texas business. Entergy Gulf States Louisiana's income statements for the year ended December 31, 2007 include the operations of Entergy Texas.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of this matter, including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

2011 Compared to 2010

Net income increased $242.5 million primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a $422 million income tax benefit.  The net income effect was partially offset by a $199 million regulatory charge, which reduced net revenue, because a portion of the benefit will be shared with customers.  See Note 3 to the financial statements for additional discussion of the settlement and benefit sharing.

2010 Compared to 2009

Net income decreased slightly by $1.4 million primarily due to higher other operation and maintenance expenses, a higher effective income tax rate, and higher interest expense, almost entirely offset by higher net revenue.

Net Revenue

2011 Compared to 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$1,043.7
Mark-to-market tax settlement sharing	(195.9)
Retail electric price	32.5
Volume/weather	11.6
Other	(5.7)
2011 net revenue	$886.2

The mark-to-market tax settlement sharing variance results from a regulatory charge because a portion of the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts will be shared with customers, slightly offset by the amortization of a portion of that charge beginning in October 2011.  See Notes 3 and 8 to the financial statements for additional discussion of the settlement and benefit sharing.

The retail electric price variance is primarily due to a formula rate plan increase effective May 2011.  See Note 2 to the financial statements for discussion of the formula rate plan increase.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 1,095 GWh, or 4%, in billed electricity usage.  Usage in the industrial sector increased primarily as a result of increased consumption by a large customer in the chemical industry as the result of a plant expansion.  The increase was partially offset by the effect of less favorable weather on residential sales.

Other regulatory charges (credits)

Other regulatory charges increased primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts because a portion of the settlement will be shared with customers.  See Note 3 to the financial statements for additional discussion of the settlement and benefit sharing.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2011 Compared to 2010

Other operation and maintenance expenses increased primarily due to an increase of $17.1 million in transmission investment equalization expenses as a result of a billing adjustment recorded in the fourth quarter 2011 related to prior transmission costs (for the approximate period of 1996-2011) allocable to Entergy Louisiana under the Entergy System Agreement and an increase of $17.5 million in fossil-fueled generation expenses due to an overall higher scope of outages compared to prior year and the addition of Acadia Unit 2 in April 2011.

Other income increased primarily due to an increase of $10.8 million in distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received from the Act 55 storm cost financing and an increase in the allowance for equity funds used during construction due to more construction work in progress in 2011.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

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

Income Taxes

The effective income tax rates for 2011, 2010, and 2009 were (357)%, 22.3%, and 16.2%, respectively.  The decline in the rate for 2011 is primarily due to the reversal in the third quarter 2011 for uncertain tax positions resulting from a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates for 2009, 2010, and 2011 and for a discussion of the IRS settlement and audits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$123,254	$151,849	$138,918

Cash flow provided by (used in):
Operating activities	479,342	932,334	87,879
Investing activities	(811,203)	(861,329)	(436,251)
Financing activities	209,485	(99,600)	361,303
Net increase (decrease) in cash and cash equivalents	(122,376)	(28,595)	12,931

Cash and cash equivalents at end of period	$878	$123,254	$151,849

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Cash flow provided by operating activities decreased $453 million in 2011 primarily due to proceeds of $462 million received in 2010 from the LURC as a result of the Act 55 storm cost financings.   The decrease was partially offset by income tax refunds of $39.6 million in 2011 compared to income tax payments of $28.3 million in 2010.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements herein for a discussion of the storm cost financings.  In 2011, Entergy Louisiana received tax cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds primarily result from a decrease in 2010 taxable income from what was previously estimated because of the recognition of additional repair expenses for tax purposes associated with a tax accounting change filed in 2010.

Cash flow provided by operating activities increased $844.5 million in 2010 primarily due to proceeds of $462.4 million received from the LURC as a result of the Act 55 storm cost financings, the absence in 2010 of the storm restoration spending that occurred in 2009, a decrease of $195.3 million in income tax payments, and increased recovery of fuel costs due to a higher fuel rate for the period, offset by an increase of $58.5 million in pension contributions.  See “Hurricane Gustav and Hurricane Ike” below and Note 2 to the financial statements herein for a discussion of the storm cost financings.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” below for a discussion of qualified pension and other postretirement benefits.  In 2010, Entergy Louisiana made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments resulted from the reversal of temporary differences for which Entergy Louisiana previously received cash tax benefits and from estimated federal income tax payments for tax year 2010.

Investing Activities

Net cash flow used in investing activities decreased $50.1 million in 2011 primarily due to:

•
the investment in 2010 of $262.4 million in affiliate securities and the investment of $200 million in the storm reserve escrow account as a result of the Act 55 storm cost financings.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Gustav and Hurricane Ike” and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing; and

•	money pool activity.

The increase was partially offset by:

•	the purchase of the Acadia Power Plant for approximately $300 million in April 2011; and
•
an increase in nuclear fuel purchases because of the timing of refueling outages and the purchase of nuclear fuel inventory from System Fuels because the Utility companies will now purchase nuclear fuel throughout the nuclear fuel procurement cycle, rather than purchasing it from System Fuels at the time of refueling.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $49.9 million in 2011 compared to decreasing by $2.9 million in 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash flow used in investing activities increased $425.1 million in 2010 primarily due to the investment in 2010 of $262.4 million in affiliate securities and the investment of $200 million in the storm reserve escrow account as a result of the Act 55 storm cost financings, partially offset by decreased construction expenditures as a result of higher distribution construction expenditures in 2009 due to Hurricane Gustav and decreased fossil construction expenditures due to the suspension of the Little Gypsy repowering project in 2009.  The decrease in construction expenditures was partially offset by an increase of $24.9 million in costs associated with the development of new nuclear generation at River Bend, as discussed below, increased nuclear construction expenditures primarily due to the Waterford 3 steam generator replacement project and the dry fuel storage project, and increased transmission construction expenditures primarily due to additional reliability work.  See “Hurricane Gustav and Hurricane Ike” below and Note 2 to the financial statements for a discussion of the storm cost financings.  See MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - “Little Gypsy Repowering Project” for a discussion of the suspension and subsequent cancellation of the Little Gypsy repowering project.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Entergy Louisiana’s financing activities provided cash of $209.5 million in 2011 compared to using cash of $99.6 million in 2010 primarily due to the following cash flow activity:

•
the issuance by Entergy Louisiana Investment Recovery Funding, L.L.C., a wholly owned subsidiary of Entergy Louisiana, of $207.2 million of senior secured investment recovery bonds with a coupon of 2.04% in September 2011;

•	net cash issuances of $200 million of first mortgage bonds in 2011 compared to net cash redemptions of $120 million of first mortgage bonds in 2010;
•	an increase in borrowings on the nuclear fuel company variable interest entity’s credit facility;
•	borrowings of $50 million on its credit facility in 2011;
•	the retirement of the $30 million Series D note by the nuclear fuel company variable interest entity in January 2010;
•	the issuance of the $20 million Series F note by the nuclear fuel company variable interest entity in March 2011; and
•	money pool activity.

The increases were offset by the following:

•	common equity dividends of $358.2 million paid in 2011;
•	the issuance in October 2010 of $115 million of 5% Revenue Bonds Series 2010; and
•	a principal payment of $35.5 million in 2011 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $17.3 million in 2010.

Increases in Entergy Louisiana’s payable to the money pool are a source of cash flow, and Entergy Louisiana’s payable to the money pool increased by $118.4 million in 2011.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2011	December 31, 2010

Debt to capital	47.1%	46.1%
Effect of excluding securitization bonds	(2.4)%	0.0%
Debt to capital, excluding securitization bonds (1)	44.7%	46.1%
Effect of subtracting cash	0.0%	(1.7)%
Net debt to net capital, excluding securitization bonds (1)	44.7%	44.4%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Uses of Capital

Entergy Louisiana requires capital resources for:

•	construction and other capital investments;
•	debt and preferred equity maturities or retirements;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	distribution and interest payments.

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2012	2013-2014	2015-2016	After 2016	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$487	$659	N/A	N/A	$1,146
Transmission	108	185	N/A	N/A	293
Distribution	105	265	N/A	N/A	370
Other	12	31	N/A	N/A	43
Total	$712	$1,140	N/A	N/A	$1,852
Long-term debt (2)	$193	$314	$268	$3,084	$3,859
Operating leases	$9	$14	$8	$2	$33
Purchase obligations (3)	$609	$720	$705	$3,820	$5,854

(1)
Includes approximately $217 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In addition to the contractual obligations given above, Entergy Louisiana currently expects to contribute approximately $23.8 million to its pension plans and approximately $10 million to other postretirement plans in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Also in addition to the contractual obligations, Entergy Louisiana has $229.5 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Louisiana reflects capital required to support existing business and customer growth, including the replacement of the Waterford 3 steam generators and the Ninemile 6 self-build project, both of which are discussed below.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Management provides more information on long-term debt maturities in Note 5 to the financial statements.

As an indirect, wholly-owned subsidiary of Entergy Corporation, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly.  Entergy Louisiana’s long-term debt indentures contain restrictions on the payment of cash dividends or other distributions on its common and preferred membership interests.

Waterford 3 Steam Generator Replacement Project

Entergy Louisiana planned to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in the spring 2011.  Replacement of these components is common to pressurized water reactors throughout the nuclear industry.  In December 2010, Entergy Louisiana advised the LPSC that the replacement generators would not be completed and delivered by the manufacturer in time to install them during the spring 2011 refueling outage.  During the final steps in the manufacturing process, the manufacturer discovered separation of stainless steel cladding from the carbon steel base metal in the channel head of both replacement steam generators (RSGs), in areas beneath and adjacent to the divider plate.  As a result of this damage, the manufacturer was unable to meet the contractual delivery deadlines, and the RSGs were not installed in the spring 2011.  Entergy Louisiana worked with the manufacturer to fully develop and evaluate repair options, and expects the replacement steam generators to be delivered in time for the Fall 2012 refueling outage.  Extensive inspections of the existing steam generators at Waterford 3 in cooperation with the manufacturer were completed in April 2011.  The review of data obtained during these inspections supports the conclusion that Waterford 3 can operate safely for another full cycle before the replacement of the existing steam generators.  Entergy Louisiana has formally reported its findings to the NRC.  At this time, a requirement to perform a mid-cycle outage for further inspections in order to allow the plant to continue operation until its Fall 2012 refueling outage is not anticipated.  Entergy Louisiana currently expects the cost of the project, including carrying costs, to be approximately $687 million, assuming the replacement occurs during the Fall 2012 refueling outage.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

See State and Local Rate Regulation and Fuel-Cost Recovery below for a discussion of the renewal of Entergy Louisiana’s formula rate plan for the 2011 test year and its provisions addressing the Waterford 3 steam generator replacement project.

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.  The ALJ has established a schedule for the LPSC proceeding that includes February 27 - March 7, 2012 hearing dates.

New Nuclear Development

Entergy Gulf States Louisiana and Entergy Louisiana provided public notice to the LPSC of their intention to make a filing pursuant to the LPSC’s general order that governs the development of new nuclear generation in Louisiana.  The project option being developed by the companies is for new nuclear generation at River Bend.  Entergy Gulf States Louisiana and Entergy Louisiana, together with Entergy Mississippi, have been engaged in the development of options to construct new nuclear generation at the River Bend and Grand Gulf sites.  Entergy Gulf States Louisiana and Entergy Louisiana are leading the development at River Bend, and Entergy Mississippi is leading the development at Grand Gulf.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In the first quarter 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and recognized on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary.  Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company’s current participation level in the project.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the development activities.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  An evidentiary hearing was held in October 2011 and the ALJ’s decision is pending.

Sources of Capital

Entergy Louisiana’s sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt or preferred membership interest issuances; and
•	bank financing under new and existing facilities.

Entergy Louisiana may refinance, redeem, or otherwise retire debt and preferred membership interests prior to maturity, to the extent market conditions and interest and distribution rates are favorable.

Entergy Louisiana, LLC and Subsidiaries
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

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2011	2010	2009	2008
(In Thousands)

($118,415)	$49,887	$52,807	$61,236

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2012.  As of December 31, 2011, $50 million was outstanding on the credit facility.

Entergy Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $250 million.  See Note 4 to the financial statements for further discussion of Entergy Louisiana’s short-term borrowing limits.  Entergy Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through July 2013.

In January 2012, Entergy Louisiana issued $250 million of 1.875% Series first mortgage bonds due December 2014.  Entergy Louisiana used the proceeds to repay short-term borrowings under the Entergy System money pool.

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

In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the Little Gypsy repowering project and seeking project cost recovery over a five-year period.  In June 2010 and August 2010, the LPSC Staff and Intervenors filed testimony.  The LPSC Staff (1) agreed that it was prudent to move the project from long-term suspension to cancellation and that the timing of the decision to suspend on a longer-term basis was not imprudent; (2) indicated that, except for $0.8 million in compensation-related costs, the costs incurred should be deemed prudent; (3) recommended recovery from customers over ten years but stated that the LPSC may want to consider 15 years; (4) allowed for recovery of carrying costs and earning a return on project costs, but at a reduced rate approximating the cost of debt, while also acknowledging that the LPSC may consider ordering no return; and (5)

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

indicated that Entergy Louisiana should be directed to securitize project costs, if legally feasible and in the public interest.  In the third quarter 2010, in accordance with accounting standards, Entergy Louisiana determined that it was probable that the Little Gypsy repowering project would be abandoned and accordingly reclassified $199.8 million of project costs from construction work in progress to a regulatory asset.  A hearing on the issues, except for cost allocation among customer classes, was held before the ALJ in November 2010.  In January 2011 all parties participated in a mediation on the disputed issues, resulting in a settlement of all disputed issues, including cost recovery and cost allocation.  The settlement provides for Entergy Louisiana to recover $200 million as of March 31, 2011, and carrying costs on that amount on specified terms thereafter.  The settlement also provides for Entergy Louisiana to recover the approved project costs by securitization.  In April 2011, Entergy Louisiana filed an application with the LPSC to authorize the securitization of the investment recovery costs associated with the project and to issue a financing order by which Entergy Louisiana could accomplish such securitization.  In August 2011 the LPSC issued an order approving the settlement and also issued a financing order for the securitization.  See Note 5 to the financial statements for a discussion of the September 2011 issuance of the securitization bonds.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Louisiana charges for its services significantly influence its financial position, results of operations, and liquidity.  Entergy Louisiana is regulated and the rates charged to its customers are determined in regulatory proceedings.  A governmental agency, the LPSC, is primarily responsible for approval of the rates charged to customers.

In May 2005 the LPSC approved a rate filing settlement that included the adoption of a three-year formula rate plan, the terms of which included an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding.  Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana.  The initial formula rate plan filing was made in May 2006.  As discussed below the formula rate plan has been extended, with return on common equity provisions consistent with previously approved provisions, to cover the 2008, 2009, 2010, and 2011 test years.

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

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s current formula rate plan.  The next formula rate plan filing, for the 2011 test year, will be made in May 2012 and will include a separate identification of any operating and maintenance expense savings that are expected to occur once the Waterford 3 steam generator replacement project is complete.  Pursuant to the LPSC decision, from September 2012 through December 2012 earnings above an 11.05% return on common equity (based on the 2011 test year) would be accrued and used to offset the Waterford 3 replacement steam generator revenue requirement for the first twelve months that the unit is in rates.  If the project is not in service by January 1, 2013, earnings above a 10.25% return on common equity (based on the 2011 test year) for the period January 1, 2013 through the date that the project is placed in service will be accrued and used to offset the incremental revenue requirement for the first twelve months that the unit is in rates.  Upon the in-service date of the replacement steam generators, rates will increase, subject to refund following any prudence review, by the full revenue requirement associated with the replacement steam generators, less (i) the previously accrued excess earnings from September 2012 until the in-service date and (ii) any earnings above a 10.25% return on common equity (based on the 2011 test year) for the period following the in-service date, provided that the excess earnings accrued prior to the in-service date shall only offset the revenue requirement for the first year of operation of the replacement steam generators.  These rates are anticipated to remain in effect until Entergy Louisiana’s next full rate case is resolved.  Entergy Louisiana is required to file a full rate case by January 2013, if the LPSC has not acted to deny the requested transmission change-of-control to the MISO RTO.  If the LPSC has denied this request, then the rate case must be filed by September 30, 2012.

In April 2010, the LPSC authorized its staff to initiate an audit of Entergy Louisiana's fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  Discovery is in progress, but a procedural schedule has not been established.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join the MISO RTO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near term (90-day) report in July 2011 that has made recommendations, which are currently being evaluated by the NRC.  It is anticipated that the NRC will issue certain orders and requests for information to nuclear plant licensees by the end of the first quarter 2012 that will begin to implement the task force’s recommendations.  These orders may require U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that could, among other things, result in increased costs and capital requirements associated with operating Entergy’s nuclear plants.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$1,989	$24,591
Rate of return on plan assets	(0.25%)	$1,143	-
Rate of increase in compensation	0.25%	$848	$4,931

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$984	$5,801
Discount rate	(0.25%)	$720	$6,995

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2011 was $23.6 million.  Entergy Louisiana anticipates 2012 qualified pension cost to be $37.4 million.  Entergy Louisiana contributed $60.6 million to its pension plans in 2011 and anticipates funding approximately $23.8 million in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2011 were $18.2 million, including $3.9 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Louisiana expects 2012 postretirement health care and life insurance benefit costs to approximate $22.1 million, including $3.6 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Louisiana expects to contribute approximately $10 million to its other postretirement plans in 2012.

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

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis.

(page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Louisiana, LLC and Subsidiaries
Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of changes in equity (pages 319 through 324 and applicable items in pages 53 through 194) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, LLC and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$2,508,915	$2,538,766	$2,183,586

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	596,808	667,744	428,904
Purchased power	843,099	847,464	782,235
Nuclear refueling outage expenses	27,903	24,955	21,895
Other operation and maintenance	470,783	432,341	401,898
Decommissioning	24,658	22,960	21,377
Taxes other than income taxes	69,769	68,687	66,627
Depreciation and amortization	206,986	198,133	203,791
Other regulatory charges (credits) - net	182,800	(20,192)	(7,561)
TOTAL	2,422,806	2,242,092	1,919,166

OPERATING INCOME	86,109	296,674	264,420

OTHER INCOME
Allowance for equity funds used during construction	33,033	26,875	27,990
Interest and investment income	87,487	80,007	75,522
Miscellaneous - net	(3,520)	(4,043)	(4,425)
TOTAL	117,000	102,839	99,087

INTEREST EXPENSE
Interest expense	116,803	119,484	103,671
Allowance for borrowed funds used during construction	(17,406)	(17,952)	(18,059)
TOTAL	99,397	101,532	85,612

INCOME BEFORE INCOME TAXES	103,712	297,981	277,895

Income taxes (benefit)	(370,211)	66,546	45,050

NET INCOME	473,923	231,435	232,845

Preferred distribution requirements and other	6,950	6,950	6,950

EARNINGS APPLICABLE TO
COMMON EQUITY	$466,973	$224,485	$225,895

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

Net Income	$473,923	$231,435	$232,845
Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax benefit of $7,363, $1,818, and $1,692)	(14,545)	577	(1,324)
Other comprehensive income (loss)	(14,545)	577	(1,324)
Comprehensive Income	$459,378	$232,012	$231,521

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$473,923	$231,435	$232,845
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	288,459	285,330	225,168
Deferred income taxes, investment tax credits, and non-current taxes accrued	(327,046)	28,896	(183,872)
Changes in working capital:
Receivables	(50,014)	(6,245)	193,181
Fuel inventory	(23,916)	-	-
Accounts payable	21,489	86,103	(25,074)
Prepaid taxes and taxes accrued	56,348	(25,993)	300
Interest accrued	4,646	(2,991)	(5,325)
Deferred fuel costs	7,308	57,594	(89,930)
Other working capital accounts	34,824	(51,771)	(168,238)
Changes in provisions for estimated losses	(10,496)	203,255	1,455
Changes in other regulatory assets	(95,909)	150,952	(84,503)
Changes in pension and other postretirement liabilities	114,489	49,378	13,664
Other	(14,763)	(73,609)	(21,792)
Net cash flow provided by operating activities	479,342	932,334	87,879

INVESTING ACTIVITIES
Construction expenditures	(433,876)	(428,373)	(467,519)
Allowance for equity funds used during construction	33,033	26,875	27,990
Insurance proceeds	-	188	153
Nuclear fuel purchases	(155,932)	(617)	(93,272)
Proceeds from the sale of nuclear fuel	11,570	-	93,672
Payment for purchase of plant	(299,589)	-	-
Investment in affiliates	-	(262,430)	160
Payments to storm reserve escrow account	(277)	(200,166)	-
Remittances to transition charge account	(5,200)	-	-
Proceeds from nuclear decommissioning trust fund sales	19,909	44,500	47,520
Investment in nuclear decommissioning trust funds	(30,728)	(53,579)	(54,379)
Change in money pool receivable - net	49,887	2,920	8,429
Changes in other investments - net	-	9,353	995
Net cash flow used in investing activities	(811,203)	(861,329)	(436,251)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,170,441	498,801	395,450
Retirement of long-term debt	(785,547)	(567,326)	(6,597)
Change in money pool payable - net	118,415	-	-
Changes in credit borrowings - net	71,326	(24,125)	-
Dividends/distributions paid:
Common equity	(358,200)	-	(20,600)
Preferred membership interests	(6,950)	(6,950)	(6,950)
Net cash flow provided by (used in) financing activities	209,485	(99,600)	361,303

Net increase (decrease) in cash and cash equivalents	(122,376)	(28,595)	12,931

Cash and cash equivalents at beginning of period	123,254	151,849	138,918

Cash and cash equivalents at end of period	$878	$123,254	$151,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$108,072	$118,676	$105,586
Income taxes	$(39,555)	$28,266	$223,610

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$878	$708
Temporary cash investments	-	122,546
Total cash and cash equivalents	878	123,254
Securitization recovery trust account	5,200	-
Accounts receivable:
Customer	102,379	85,799
Allowance for doubtful accounts	(1,147)	(1,961)
Associated companies	60,661	81,050
Other	10,945	14,594
Accrued unbilled revenues	78,430	71,659
Total accounts receivable	251,268	251,141
Accumulated deferred income taxes	-	7,072
Fuel inventory	23,919	3
Materials and supplies - at average cost	140,561	138,047
Deferred nuclear refueling outage costs	24,197	11,364
Prepaid taxes	-	25,010
Prepayments and other	13,171	10,719
TOTAL	459,194	566,610

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,424	807,424
Decommissioning trust funds	253,968	240,535
Storm reserve escrow account	201,249	200,972
Non-utility property - at cost (less accumulated depreciation)	760	946
TOTAL	1,263,401	1,249,877

UTILITY PLANT
Electric	7,859,136	7,216,146
Property under capital lease	274,334	264,266
Construction work in progress	559,437	521,172
Nuclear fuel	165,380	134,528
TOTAL UTILITY PLANT	8,858,287	8,136,112
Less - accumulated depreciation and amortization	3,606,706	3,457,190
UTILITY PLANT - NET	5,251,581	4,678,922

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	175,952	235,404
Other regulatory assets (includes securitization property of
$198,445 as of December 31, 2011 and
$- as of December 31, 2010)	814,472	662,746
Deferred fuel costs	67,998	67,998
Other	31,269	26,866
TOTAL	1,089,691	993,014

TOTAL ASSETS	$8,063,867	$7,488,423

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$75,309	$35,550
Short-term borrowings	44,392	23,066
Accounts payable:
Associated companies	218,001	148,528
Other	130,295	140,564
Customer deposits	86,099	84,437
Accumulated deferred income taxes	4,690	-
Taxes accrued	31,338	-
Interest accrued	36,535	31,889
Deferred fuel costs	66,535	59,227
Pension and other postretirement liabilities	9,161	8,632
System agreement cost equalization	36,800	-
Gas hedge contracts	12,397	380
Other	19,278	17,134
TOTAL	770,830	549,407

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,098,690	1,896,685
Accumulated deferred investment tax credits	73,283	76,453
Other regulatory liabilities	295,542	88,899
Decommissioning	345,834	321,176
Accumulated provisions	213,060	223,556
Pension and other postretirement liabilities	459,685	345,725
Long-term debt (includes securitization bonds of
$207,123 as of December 31, 2011 and
$- as of December 31, 2010)	2,177,003	1,771,566
Other	65,011	78,085
TOTAL	4,728,108	4,802,145

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,504,436	2,061,833
Accumulated other comprehensive loss	(39,507)	(24,962)
TOTAL	2,564,929	2,136,871

TOTAL LIABILITIES AND EQUITY	$8,063,867	$7,488,423

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2011, 2010, and 2009

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2008	$100,000	$1,632,053	$(24,215)	$1,707,838
Net income	-	232,845	-	232,845
Other comprehensive loss	-	-	(1,324)	(1,324)
Dividends/distributions declared on common equity	-	(20,600)	-	(20,600)
Dividends/distributions declared on preferred membership interests	-	(6,950)	-	(6,950)
Balance at December 31, 2009	$100,000	$1,837,348	$(25,539)	$1,911,809
Net income	-	231,435	-	231,435
Other comprehensive income	-	-	577	577
Dividends/distributions declared on preferred membership interests	-	(6,950)	-	(6,950)
Balance at December 31, 2010	$100,000	$2,061,833	$(24,962)	$2,136,871
Net income	-	473,923	-	473,923
Additional contribution from parent	-	333,830	-	333,830
Other comprehensive loss	-	-	(14,545)	(14,545)
Dividends/distributions declared on common equity	-	(358,200)	-	(358,200)
Dividends/distributions declared on preferred membership interests	-	(6,950)	-	(6,950)
Balance at December 31, 2011	$100,000	$2,504,436	$(39,507)	$2,564,929

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2011	2010	2009	2008	2007
	(In Thousands)

Operating revenues	$2,508,915	$2,538,766	$2,183,586	$3,051,294	$2,737,552
Net Income	$473,923	$231,435	$232,845	$157,543	$143,337
Total assets	$8,063,867	$7,488,423	$6,861,903	$6,685,168	$5,723,121
Long-term obligations (1)	$2,177,003	$1,771,566	$1,622,709	$1,423,316	$1,149,478

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2011	2010	2009	2008	2007
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$830	$840	$669	$967	$854
Commercial	549	543	456	660	578
Industrial	867	817	664	1,062	872
Governmental	42	42	36	51	43
Total retail	$2,288	$2,242	$1,825	2,740	2,347
Sales for resale:
Associated companies	137	220	252	249	310
Non-associated companies	8	5	5	12	8
Other	76	72	102	50	73
Total	$2,509	$2,539	$2,184	$3,051	$2,738
Billed Electric Energy Sales (GWh):
Residential	9,303	9,533	8,684	8,487	8,646
Commercial	6,155	6,164	5,867	5,784	5,848
Industrial	15,813	14,473	13,386	13,162	13,209
Governmental	473	479	459	459	446
Total retail (2)	31,744	30,649	28,396	27,892	28,149
Sales for resale:
Associated companies	2,145	2,860	1,513	2,028	2,299
Non-associated companies	185	101	109	205	112
Total	34,074	33,610	30,018	30,125	30,560

(2) 2006 billed electric energy sales includes 96 GWh of billings related to 2005 deliveries that were billed in 2006 because of billing delays following Hurricane Katrina, which results in an increase of 402 GWh in 2006, or 1.5%, and an increase of 762 GWh in 2007, or 2.8%.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of this matter, including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

2011 Compared to 2010

Net income increased $23.4 million primarily due to a lower effective income tax rate.

2010 Compared to 2009

Net income increased $6.0 million primarily due to higher net revenue and higher other income, partially offset by higher taxes other than income taxes, higher depreciation and amortization expenses, and higher interest expense.

Net Revenue

2011 Compared to 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$555.3
Volume/weather	(4.5)
Transmission equalization	4.5
Other	(0.4)
2011 net revenue	$554.9

The volume/weather variance is primarily due to a decrease of 97 GWh in weather-adjusted usage in the residential and commercial sectors and a decrease in sales volume in the unbilled sales period.

The transmission equalization variance is primarily due to the addition in 2011 of transmission investments that are subject to equalization.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $57.5 million in gross wholesale revenues due to an increase in sales to affiliated customers, partially offset by a decrease of $26.9 million in power management rider revenue.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense as a result of higher fuel revenues due to higher fuel rates, partially offset by a decrease in the average market prices of natural gas and purchased power.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

2010 Compared to 2009

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2010 to 2009.

Amount
(In Millions)

2009 net revenue	$536.7
Volume/weather	18.9
Other	(0.3)
2010 net revenue	$555.3

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

Other Income Statement Variances

2011 Compared to 2010

Other operation and maintenance expenses decreased primarily due to:

•	a $5.4 million decrease in compensation and benefits costs primarily resulting from an increase in the accrual for incentive-based compensation in 2010 and a decrease in stock option expense; and
•	the sale of $4.9 million of surplus oil inventory.

The decrease was partially offset by an increase of $3.9 million in legal expenses due to the deferral in 2010 of certain litigation expenses in accordance with regulatory treatment.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes due to a higher 2011 assessment as compared to 2010, partially offset by higher capitalized property taxes as compared with prior year.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Interest expense decreased primarily due to a revision caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

Income Taxes

The effective income tax rates for 2011, 2010, and 2009 were 20.9%, 37.0%, and 35.3%, respectively.  The decline in the rate for 2011 is primarily due to an intercompany settle up for federal income taxes for years prior to 2008 which include an allocation of the tax benefit of Entergy Corporation’s expenses to the subsidiaries generating taxable income for the respective years.  Entergy Mississippi received benefits for the effects of various tax positions settled with the IRS pertaining to the 2006/2007 audit.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$1,216	$91,451	$1,082

Cash flow provided by (used in):
Operating activities	99,596	120,107	222,018
Investing activities	(151,830)	(174,096)	(159,473)
Financing activities	51,034	(36,246)	27,824
Net increase (decrease) in cash and cash equivalents	(1,200)	(90,235)	90,369

Cash and cash equivalents at end of period	$16	$1,216	$91,451

Operating Activities

Cash flow provided by operating activities decreased $20.5 million in 2011 primarily due to the purchase of $42.6 million of fuel oil inventory from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies.  The decrease was partially offset by an increase in the recovery of fuel costs.

Cash flow provided by operating activities decreased $101.9 million in 2010 primarily due to decreased recovery of fuel costs primarily as a result of prior period over-collections and an increase of $27.7 million in pension contributions, offset by a decrease of $7.1 million in income tax payments.  See Note 2 to the financial statements for a discussion of Entergy Mississippi’s fuel and purchased power cost recovery mechanism.  See “Critical Accounting Estimates” below for further discussion of qualified pension and other postretirement benefits funding.  In 2010, Entergy Mississippi received federal tax cash refunds and made state tax cash payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The federal refunds resulted from the 2009 tax return filed in 2010 and the associated true up adjustment which relates primarily to the acceleration of deductions for plant-related expenditures.  The state payments result from the allocation of the combined Mississippi tax reflected on the 2009 tax return filed in 2010 and for amended Mississippi returns for 2006-2008 filed in 2010.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Cash flow used in investing activities decreased $22.3 million in 2011 primarily due to a decrease in construction expenditures because of a $49 million payment in 2010 to a System Energy subsidiary for costs associated with the development of new nuclear generation at Grand Gulf and the repayment by System Fuels of Entergy Mississippi’s $5.5 million investment in System Fuels.  The decrease was offset by money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $31.4 million in 2010.  Entergy Mississippi did not have a receivable from the money pool in 2011.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

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

Financing Activities

Entergy Mississippi’s financing activities provided $51.0 million of cash in 2011 compared to using $36.2 million of cash in 2010 primarily due to:

•	the issuance of $275 million of first mortgage bonds in 2011 compared to the issuance of $80 million of first mortgage bonds in 2010; and
•	a decrease of $40.1 million in common stock dividends.

The cash provided was partially offset by the redemption of $180 million of first mortgage bonds in 2011 compared to the redemption of $100 million of first mortgage bonds in 2010 and money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $31.3 million in 2011 compared to increasing by $33.3 million in 2010.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $33.3 million in 2010 compared to decreasing by $66 million in 2009.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2011	December 31, 2010

Debt to capital	51.2%	51.9%
Effect of subtracting cash	0.0%	0.0%
Net debt to net capital	51.2%	51.9%

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

Uses of Capital

Entergy Mississippi requires capital resources for:

•	construction and other capital investments;
•	debt and preferred stock maturities or retirements;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	dividend and interest payments.

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments, and existing debt obligations and lease obligations (includes estimated interest payments):

	2012	2013-2014	2015-2016	After 2016	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$233	$31	N/A	N/A	$264
Transmission	74	125	N/A	N/A	199
Distribution	72	159	N/A	N/A	231
Other	7	13	N/A	N/A	20
Total	$386	$328	N/A	N/A	$714
Long-term debt (2)	$51	$192	$214	$1,343	$1,800
Capital lease payments	$3	$5	$3	$2	$13
Operating leases	$6	$10	$5	$6	$27
Purchase obligations (3)	$221	$404	$400	$1,570	$2,595

(1)
Includes approximately $129 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems, and to support normal customer growth.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

In addition to the contractual obligations given above, Entergy Mississippi currently expects to contribute approximately $8.4 million to its pension plans and approximately $5.5 million to other postretirement plans in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

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

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly.  Entergy Mississippi’s long-term debt indentures restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2011, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $68.5 million.

Hinds Energy Facility Purchase Agreement

In April 2011, Entergy Mississippi announced that it has signed an asset purchase agreement to acquire the Hinds Energy Facility, a 450 MW natural gas-fired combined-cycle turbine plant located in Jackson, Mississippi, from a subsidiary of KGen Power Corporation.  The purchase price is expected to be approximately $206 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $246 million.  A new transmission service request has been submitted to determine if investments for supplemental upgrades in the Entergy transmission system are needed to make the Hinds Energy Facility deliverable to Entergy Mississippi for the period after Entergy Mississippi exits the System Agreement.  Facilities studies are ongoing to determine transmission upgrades costs associated with the plant, with results expected by early March 2012.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and the FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law.  In February 2012 the FERC issued an order approving the acquisition.  Closing is expected to occur in mid-2012.  In July 2011, Entergy Mississippi filed with the MPSC requesting approval of the acquisition and full cost recovery.  A hearing on the request for a certificate of public convenience and necessity is scheduled for February 28, 2012.  A hearing on Entergy Mississippi’s proposed cost recovery has not been scheduled.

New Nuclear Generation Development Costs

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi is developing a project option for new nuclear generation at Grand Gulf Nuclear Station.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In 2010, Entergy Mississippi paid for and has recognized on its books $49 million in costs associated with the development of new nuclear generation at Grand Gulf; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary.  In October 2010, Entergy Mississippi filed an application with the MPSC requesting that the MPSC determine that it is in the public interest to preserve the option to construct new nuclear generation at Grand Gulf and that the MPSC approve the deferral of Entergy Mississippi’s costs incurred to date and in the future related to this project, including the accrual of AFUDC or similar carrying charges.  In October 2011, Entergy Mississippi and the Mississippi Public Utilities Staff filed with the MPSC a joint stipulation.  The stipulation states that there should be a deferral of the $57 million of costs incurred through September 2011 in connection with planning, evaluation, monitoring, and other and related

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

generation resource development activities for new nuclear generation at Grand Gulf.  The costs shall be treated as a regulatory asset until the proceeding is resolved.  The Mississippi Public Utilities Staff and Entergy Mississippi also agree that the MPSC should conduct a hearing during 2012 to consider the relief requested by Entergy Mississippi in its application, including evidence regarding whether costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf were prudently incurred and are otherwise allowable.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that such prudently incurred costs shall be recoverable in a manner to be determined by the MPSC.  In the Stipulation, the Mississippi Public Utilities Staff and Entergy Mississippi agree that the development of a nuclear unit project option is consistent with the Mississippi Baseload Act.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that the deferral of costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf also is consistent with the Mississippi Baseload Act.  Entergy Mississippi will not accrue carrying charges or continue to accrue AFUDC on the costs, pending the outcome of the proceeding.  The MPSC approved the stipulation in November 2011.

Sources of Capital

Entergy Mississippi’s sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt or preferred stock issuances; and
•	bank financing under new or existing facilities.

Entergy Mississippi may refinance, redeem, or otherwise retire debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Mississippi require prior regulatory approval.  Preferred stock and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indenture, and other agreements.  Entergy Mississippi has sufficient capacity under these tests to meet its foreseeable capital needs.

In May 2011, Entergy Mississippi renewed its three separate credit facilities through May 2012 in the aggregate amount of $70 million.  No borrowings were outstanding under the credit facilities as of December 31, 2011.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2011	2010	2009	2008
(In Thousands)

($1,999)	($33,255)	$31,435	($66,044)

Entergy Mississippi has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $175 million.  See Note 4 to the financial statements for further discussion of Entergy Mississippi’s short-term borrowing limits.  Entergy Mississippi has also obtained an order from the FERC authorizing long-term securities issuances through July 2013.

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Mississippi charges for electricity significantly influence its financial position, results of operations, and liquidity.  Entergy Mississippi is regulated and the rates charged to its customers are determined in regulatory proceedings.  A governmental agency, the MPSC, is primarily responsible for approval of the rates charged to customers.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

In March 2011, Entergy Mississippi submitted its formula rate plan 2010 test year filing.  The filing shows an earned return on common equity of 10.65% for the test year, which is within the earnings bandwidth and results in no change in rates.  In November 2011 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for no change in rates.

Fuel and Purchased Power Cost Recovery

Entergy Mississippi’s rate schedules include an energy cost recovery rider that is adjusted quarterly to reflect accumulated over- or under-recoveries from the second prior quarter.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

In July 2008 the MPSC began a proceeding to investigate the fuel procurement practices and fuel adjustment schedules of the Mississippi utility companies, including Entergy Mississippi.  The MPSC stated that the goal of the proceeding is fact-finding so that the MPSC may decide whether to amend the current fuel cost recovery process.  Hearings were held in July and August 2008.  Further proceedings have not been scheduled.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

In July 2011, the attorney general requested a status conference regarding its motion to remand.  The court granted the attorney general’s request for a status conference, which was held in September 2011.  Consistent with the court’s instructions, both parties submitted letters to the court in September 2011 providing updates on the facts of the case and the law, and the court has now taken the parties’ arguments under advisement.

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join the MISO RTO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected qualified benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$829	$10,541
Rate of return on plan assets	(0.25%)	$593	-
Rate of increase in compensation	0.25%	$346	$1,929

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$447	$2,776
Discount rate	(0.25%)	$318	$3,342

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2011 was $7.7 million.  Entergy Mississippi anticipates 2012 qualified pension cost to be $12.3 million.  Entergy Mississippi contributed $29.2 million to its qualified pension plans in 2011 and anticipates that it will contribute approximately $8.4 million in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Total postretirement health care and life insurance benefit costs for Entergy Mississippi in 2011 were $5.5 million, including $2 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Mississippi expects 2012 postretirement health care and life insurance benefit costs to approximate $6.4 million, including $1.8 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Mississippi expects to contribute approximately $5.5 million to its other postretirement plans in 2012.

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

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis.

(page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 338 through 342 and applicable items in pages 53 through 194) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$1,266,470	$1,232,922	$1,180,107

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	363,025	277,806	340,804
Purchased power	339,061	383,769	359,664
Other operation and maintenance	210,657	217,354	217,452
Taxes other than income taxes	69,759	66,841	63,381
Depreciation and amortization	93,119	89,875	86,872
Other regulatory charges (credits) - net	9,460	16,001	(57,056)
TOTAL	1,085,081	1,051,646	1,011,117

OPERATING INCOME	181,389	181,276	168,990

OTHER INCOME
Allowance for equity funds used during construction	7,755	6,655	2,964
Interest and investment income	249	416	863
Miscellaneous - net	(3,904)	(804)	(564)
TOTAL	4,100	6,267	3,263

INTEREST EXPENSE
Interest expense	52,273	55,774	51,282
Allowance for borrowed funds used during construction	(4,314)	(3,719)	(1,791)
TOTAL	47,959	52,055	49,491

INCOME BEFORE INCOME TAXES	137,530	135,488	122,762

Income taxes	28,801	50,111	43,395

NET INCOME	108,729	85,377	79,367

Preferred dividend requirements and other	2,828	2,828	2,828

EARNINGS APPLICABLE TO
COMMON STOCK	$105,901	$82,549	$76,539

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$108,729	$85,377	$79,367
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	93,119	89,875	86,872
Deferred income taxes, investment tax credits, and non-current taxes accrued	(3,443)	48,744	15,923
Changes in assets and liabilities:
Receivables	5,488	(42,790)	41,247
Fuel inventory	(35,621)	(1,003)	3,413
Accounts payable	(7,059)	1,906	3,511
Taxes accrued	13,535	(12,817)	1,779
Interest accrued	456	1,915	2,066
Deferred fuel costs	18,998	(76,064)	77,932
Other working capital accounts	(27,480)	46,101	(37,373)
Provisions for estimated losses	(1,177)	(1,937)	4,446
Other regulatory assets	(83,399)	(5,780)	(43,807)
Pension and other postretirement liabilities	39,183	(6,525)	(6,786)
Other assets and liabilities	(21,733)	(6,895)	(6,572)
Net cash flow provided by operating activities	99,596	120,107	222,018

INVESTING ACTIVITIES
Construction expenditures	(165,998)	(223,787)	(130,907)
Allowance for equity funds used during construction	7,755	6,655	2,964
Proceeds from sale of assets	868	3,951	-
Change in money pool receivable - net	-	31,435	(31,435)
Changes in other investments - net	18	7,615	-
Payment to storm reserve escrow account	-	-	(175)
Investments in affiliates	5,527	-	-
Other	-	35	80
Net cash flow used in investing activities	(151,830)	(174,096)	(159,473)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	268,418	76,727	147,996
Retirement of long-term debt	(180,000)	(100,000)	-
Change in money pool payable - net	(31,256)	33,255	(66,044)
Dividends paid:
Common stock	(3,300)	(43,400)	(51,300)
Preferred stock	(2,828)	(2,828)	(2,828)
Net cash flow provided by (used in) financing activities	51,034	(36,246)	27,824

Net increase (decrease) in cash and cash equivalents	(1,200)	(90,235)	90,369

Cash and cash equivalents at beginning of period	1,216	91,451	1,082

Cash and cash equivalents at end of period	$16	$1,216	$91,451

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$49,192	$51,250	$47,007
Income taxes	$22,094	$16,401	$23,478

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$7	$1,207
Temporary cash investments	9	9
Total cash and cash equivalents	16	1,216
Accounts receivable:
Customer	51,026	58,204
Allowance for doubtful accounts	(756)	(985)
Associated companies	51,329	52,946
Other	13,924	7,500
Accrued unbilled revenues	38,368	41,714
Total accounts receivable	153,891	159,379
Deferred fuel costs	-	3,157
Accumulated deferred income taxes	11,694	19,308
Fuel inventory - at average cost	42,499	6,878
Materials and supplies - at average cost	35,716	34,499
Prepayments and other	4,666	4,902
TOTAL	248,482	229,339

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,725	4,753
Storm reserve escrow account	31,844	31,862
TOTAL	36,569	36,615

UTILITY PLANT
Electric	3,274,031	3,174,148
Property under capital lease	10,721	13,197
Construction work in progress	105,083	147,169
TOTAL UTILITY PLANT	3,389,835	3,334,514
Less - accumulated depreciation and amortization	1,210,092	1,166,463
UTILITY PLANT - NET	2,179,743	2,168,051

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	65,196	63,533
Other regulatory assets	393,387	253,231
Other	20,017	22,009
TOTAL	478,600	338,773

TOTAL ASSETS	$2,943,394	$2,772,778

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$80,000
Accounts payable:
Associated companies	46,311	75,128
Other	41,489	53,417
Customer deposits	68,610	65,873
Taxes accrued	45,536	32,001
Interest accrued	21,550	21,094
Deferred fuel costs	15,841	-
System agreement cost equalization	-	36,650
Other	17,474	9,895
TOTAL	256,811	374,058

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	672,129	680,467
Accumulated deferred investment tax credits	6,372	6,541
Obligations under capital lease	8,112	10,747
Other regulatory liabilities	-	262
Asset retirement cost liabilities	5,697	5,375
Accumulated provisions	38,289	39,466
Pension and other postretirement liabilities	144,088	104,912
Long-term debt	920,439	745,378
Other	5,370	22,086
TOTAL	1,800,496	1,615,234

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2011 and 2010	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	637,070	534,469
TOTAL	835,706	733,105

TOTAL LIABILITIES AND EQUITY	$2,943,394	$2,772,778

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2011, 2010, and 2009

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2008	$199,326	$(690)	$470,081	$668,717
Net income	-	-	79,367	79,367
Common stock dividends	-	-	(51,300)	(51,300)
Preferred stock dividends	-	-	(2,828)	(2,828)
Balance at December 31, 2009	$199,326	$(690)	$495,320	$693,956
Net income	-	-	85,377	85,377
Common stock dividends	-	-	(43,400)	(43,400)
Preferred stock dividends	-	-	(2,828)	(2,828)
Balance at December 31, 2010	$199,326	$(690)	$534,469	$733,105
Net income	-	-	108,729	108,729
Common stock dividends	-	-	(3,300)	(3,300)
Preferred stock dividends	-	-	(2,828)	(2,828)
Balance at December 31, 2011	$199,326	$(690)	$637,070	$835,706

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2011	2010	2009	2008	2007
	(In Thousands)

Operating revenues	$1,266,470	$1,232,922	$1,180,107	$1,464,699	$1,374,011
Net Income	$108,729	$85,377	$79,367	$61,264	$72,853
Total assets	$2,943,394	$2,772,778	$2,689,933	$2,533,746	$2,389,355
Long-term obligations (1)	$978,932	$806,506	$900,634	$752,129	$753,453

(1) Includes long-term debt (excluding currently maturing debt), noncurrent capital lease obligations, and preferred stock without sinking fund.

	2011	2010	2009	2008	2007
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$490	$509	$467	$556	$500
Commercial	401	406	395	482	428
Industrial	146	145	147	199	185
Governmental	37	38	37	44	40
Total retail	1,074	1,098	1,046	1,281	1,153
Sales for resale:
Associated companies	104	55	52	96	140
Non-associated companies	27	33	28	36	33
Other	61	47	54	52	48
Total	$1,266	$1,233	$1,180	$1,465	$1,374
Billed Electric Energy Sales (GWh):
Residential	5,848	6,077	5,358	5,354	5,474
Commercial	4,985	5,000	4,756	4,841	4,872
Industrial	2,326	2,250	2,178	2,565	2,771
Governmental	415	416	405	411	421
Total retail	13,574	13,743	12,697	13,171	13,538
Sales for resale:
Associated companies	431	268	198	534	1,025
Non-associated companies	332	402	330	401	468
Total	14,337	14,413	13,225	14,106	15,031

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of this matter, including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

2011 Compared to 2010

Net income increased $4.9 million primarily due to lower other operation and maintenance expenses, lower taxes other than income taxes, a lower effective income tax rate, and lower interest expense, partially offset by lower net revenue.

2010 Compared to 2009

Net income remained relatively unchanged, increasing $0.6 million, primarily due to higher net revenue and lower interest expense, almost entirely offset by higher other operation and maintenance expenses, higher taxes other than income taxes, lower other income, and higher depreciation and amortization expenses.

Net Revenue

2011 Compared to 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$272.9
Retail electric price	(16.9)
Net gas revenue	(9.1)
Gas cost recovery asset	(3.0)
Volume/weather	5.4
Other	(2.3)
2011 net revenue	$247.0

The retail electric price variance is primarily due to formula rate plan decreases effective October 2010 and October 2011.  See Note 2 to the financial statements for a discussion of the formula rate plan filing.

The net gas revenue variance is primarily due to milder weather in 2011 compared to 2010.

The gas cost recovery asset variance is primarily due to the recognition in 2010 of a $3 million gas operations regulatory asset associated with the settlement of Entergy New Orleans’s electric and gas formula rate plan case and the amortization of that asset.  See Note 2 to the financial statements for additional discussion of the formula rate plan settlement.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase in electricity usage in the residential and commercial sectors due in part to a 4% increase in the average number of residential customers and a 3% increase in the average number of commercial customers, partially offset by the effect of less favorable weather on residential sales.

Gross operating revenues

Gross operating revenues decreased primarily due to:

•	a decrease of $16.2 million in electric fuel cost recovery revenues due to lower fuel rates;
•	a decrease of $15.4 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates and the effect of milder weather; and
•	formula rate plan decreases effective October 2010 and October 2011, as discussed above.

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

Amount
(In Millions)

2009 net revenue	$243.0
Volume/weather	17.0
Net gas revenue	14.2
Effect of 2009 rate case settlement	(6.6)
Other	5.3
2010 net revenue	$272.9

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

Other Income Statement Variances

2011 Compared to 2010

Other operation and maintenance expenses decreased primarily due to the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’s 2010 test year formula rate plan filing approved by the City Council in September 2011 and a decrease of $8.0 million in fossil-fueled generation expenses due to higher plant outage costs in 2010 due to a greater scope of work at the Michoud plant.  See Note 2 to the financial statements for more discussion of the 2010 test year formula rate plan filing.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes resulting from lower electric and gas retail revenues as compared with the same period in 2010.

Interest expense decreased primarily due to the repayment in May 2010 of the notes payable issued to affiliates as part of Entergy New Orleans’s plan of reorganization and the repayment, at maturity, of $30 million of 4.98% Series first mortgage bonds in July 2010.

2010 Compared to 2009

Other operation and maintenance expenses increased primarily due to:

•	an increase of $15.1 million in fossil expenses due to higher outage expenses compared to prior year;
•	an increase of $2.2 million in distribution expenses primarily due to increases in vegetation maintenance, overhead and underground inspections, and substation maintenance and repairs; and
•
an increase of $1.9 million in compensation and benefits costs, resulting from decreasing discount rates, the amortization of benefit trust asset losses, and an increase in the accrual for incentive-based compensation.  See Note 11 to the financial statements for further discussion of benefits costs.

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

Income Taxes

The effective income tax rates for 2011, 2010, and 2009 were 30.6%, 34.8%, and 33.5%, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Hurricane Katrina

In August 2005, Hurricane Katrina caused catastrophic damage to Entergy New Orleans’s service territory. Entergy pursued a broad range of initiatives to recover storm restoration and business continuity costs, including obtaining assistance through federal legislation for damage caused by Hurricane Katrina.

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

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$54,986	$191,191	$137,444

Cash flow provided by (used in):
Operating activities	44,927	48,965	148,556
Investing activities	(46,019)	(31,561)	(59,848)
Financing activities	(44,060)	(153,609)	(34,961)
Net increase (decrease) in cash and cash equivalents	(45,152)	(136,205)	53,747

Cash and cash equivalents at end of period	$9,834	$54,986	$191,191

Operating Activities

Net cash flow provided by operating activities was relatively flat in 2011 as the receipt of $19.2 million of Community Development Block Grant funds in 2010 related to Hurricane Katrina costs was offset by a decrease of $28.8 million in income tax payments in 2011.  The decrease in income tax payments is in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The decrease results from lower 2010 taxable income from what was estimated due to revised bonus depreciation deduction and  additional repair expenses for tax purposes associated with the tax accounting method change filed in 2010.

Net cash flow provided by operating activities decreased $99.6 million in 2010 primarily due to income tax payments of $68.2 million made in 2010 compared to refunds of $22.1 million received in 2009 and an increase in pension contributions of $11.9 million.  In 2010, Entergy New Orleans made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments resulted from the reversal of temporary differences for which Entergy New Orleans previously received cash tax benefits and from estimated federal income tax payments for tax year 2010.  See “MANAGEMENT’S

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” below for a discussion of qualified pension and other postretirement benefits.  The decrease was partially offset by the receipt of $19.2 million of Community Development Block Grant funds, as discussed above.

Investing Activities

Net cash flow used in investing activities increased $14.5 million in 2011 primarily due to money pool activity and a withdrawal in 2010 from the storm escrow account related to Hurricane Gustav costs.  The increase was partially offset by a decrease in construction expenditures due to decreased spending on the gas system rebuild project and System Fuels repayment of Entergy New Orleans’s $3.3 million investment in System Fuels.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $12.7 million in 2011 compared to decreasing $44.3 million in 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

 Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $44.3 million in 2010 compared to increasing $6.1 million in 2009.

Financing Activities

Net cash flow used in financing activities decreased $109.5 million in 2011 primarily due to the repayment in 2010 of $74.3 million of affiliate notes payable that were issued to affiliates as part of Entergy New Orleans’s plan of reorganization, the repayment, at maturity, of $30 million of 4.98% Series first mortgage bonds in July 2010, and the repayment of $25 million of 6.75% Series first mortgage bonds in December 2010, offset by the issuance of $25 million of 5.10% Series first mortgage bonds in November 2010.

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

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt as shown in the following table.

	December 31, 2011	December 31, 2010

Debt to capital	45.3%	44.6%
Effect of subtracting cash	(1.5)%	(9.5)%
Net debt to net capital	43.8%	35.1%

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

Uses of Capital

Entergy New Orleans requires capital resources for:

•	construction and other capital investments;
•	working capital purposes, including the financing of fuel and purchased power costs;
•	debt and preferred stock maturities or retirements; and
•	dividend payments.

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments and existing debt and lease obligations (includes estimated interest payments):

	2012	2013-2014	2015-2016	After 2016	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$8	$33	N/A	N/A	$41
Transmission	7	10	N/A	N/A	17
Distribution	28	52	N/A	N/A	80
Other	21	45	N/A	N/A	66
Total	$64	$140	N/A	N/A	$204
Long-term debt (2)	$9	$83	$11	$143	$246
Operating leases	$2	$3	$2	$-	$7
Purchase obligations (3)	$179	$329	$319	$1,627	$2,454

(1)
Includes approximately $43 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.  Also includes spending for the long-term gas rebuild project.

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

Entergy New Orleans expects to contribute approximately $4.8 million to its pension plan and approximately $3.7 million to its other postretirement plans in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Also in addition to the contractual obligations, Entergy New Orleans has $53.7 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Entergy New Orleans may refinance, redeem, or otherwise retire debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

Entergy New Orleans’s receivables from the money pool were as follows as of December 31 for each of the following years:

2011	2010	2009	2008
(In Thousands)

$9,074	$21,820	$66,149	$60,093

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $100 million.  See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits.  The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through July 2012.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  If approvals are obtained from the LPSC and other permitting agencies, Ninemile 6 construction is expected to begin in 2012, and the unit is expected to commence commercial operation by mid-2015.  The ALJ has established a schedule for the LPSC proceeding that includes February 27 - March 7, 2012 hearing dates.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

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

In May 2011, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2010 test year.  The filings requested a $6.5 million electric rate decrease and a $1.1 million gas rate decrease.  Entergy New Orleans and the City Council’s Advisors reached a settlement that results in an $8.5 million incremental electric rate decrease and a $1.6 million gas rate decrease.  The settlement also provides for the deferral of $13.4 million of Michoud plant maintenance expenses incurred in 2010 and the establishment of a regulatory asset that will be amortized over the period October 2011 through September 2018.  The City Council approved the settlement in September 2011.  The new rates were effective with the first billing cycle of October 2011.

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

In October 2006, the City Council approved a rate filing settlement agreement that, among other things, authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider that began in March 2007.  These storm reserve funds will be held in a restricted escrow account.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join the MISO RTO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$408	$5,283
Rate of return on plan assets	(0.25%)	$249	-
Rate of increase in compensation	0.25%	$170	$1,027

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$269	$1,675
Discount rate	(0.25%)	$163	$2,057

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2011 was $5.5 million.  Entergy New Orleans anticipates 2012 qualified pension cost to be $8.5 million.  Entergy New Orleans contributed $12.2 million in qualified pension contributions in 2011 and anticipates approximately a $4.8 million pension contribution in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Total postretirement health care and life insurance benefit costs for Entergy New Orleans in 2011 were $3.7 million, including $1.2 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy New Orleans expects 2012 postretirement health care and life insurance benefit costs to approximate $4.2 million, including $1 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy New Orleans expects to contribute approximately $3.7 million to its other postretirement plans in 2012.

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

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis.

(page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc.
New Orleans, Louisiana

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 356 through 360 and applicable items in pages 53 through 194) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$529,228	$543,102	$535,985
Natural gas	100,957	116,347	104,437
TOTAL	630,185	659,449	640,422

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	173,668	169,644	196,917
Purchased power	207,604	218,025	198,836
Other operation and maintenance	106,817	130,917	108,716
Taxes other than income taxes	42,032	44,749	40,476
Depreciation and amortization	35,026	35,354	33,943
Other regulatory charges (credits) - net	1,910	(1,072)	1,709
TOTAL	567,057	597,617	580,597

OPERATING INCOME	63,128	61,832	59,825

OTHER INCOME
Allowance for equity funds used during construction	622	667	230
Interest and investment income	154	544	3,762
Miscellaneous - net	(1,234)	(2,478)	(1,125)
TOTAL	(458)	(1,267)	2,867

INTEREST EXPENSE
Interest expense	11,114	13,170	16,965
Allowance for borrowed funds used during construction	(282)	(320)	(98)
TOTAL	10,832	12,850	16,867

INCOME BEFORE INCOME TAXES	51,838	47,715	45,825

Income taxes	15,862	16,601	15,346

NET INCOME	35,976	31,114	30,479

Preferred dividend requirements and other	965	965	965

EARNINGS APPLICABLE TO
COMMON STOCK	$35,011	$30,149	$29,514

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)
OPERATING ACTIVITIES
Net income	$35,976	$31,114	$30,479
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	35,026	35,354	33,943
Deferred income taxes, investment tax credits, and non-current taxes accrued	(35,276)	(47,611)	54,797
Changes in assets and liabilities:
Receivables	24,275	(6,289)	20,361
Fuel inventory	(1,160)	(113)	5,665
Accounts payable	(3,502)	3,307	(3,224)
Taxes accrued	-	-	(18,306)
Interest accrued	12	(1,121)	19
Deferred fuel costs	4,694	10,923	13,751
Other working capital accounts	(7,764)	4,174	3,401
Provisions for estimated losses	4,637	(4,785)	5,382
Other regulatory assets	(42,667)	(10,073)	(2,227)
Pension and other postretirement liabilities	25,202	5,042	(5,549)
Other assets and liabilities	5,474	29,043	10,064
Net cash flow provided by operating activities	44,927	48,965	148,556

INVESTING ACTIVITIES
Construction expenditures	(56,600)	(80,218)	(61,954)
Allowance for equity funds used during construction	622	667	230
Insurance proceeds	-	115	14,553
Investments in affiliates	3,256	-	-
Change in money pool receivable - net	12,746	44,329	(6,056)
Changes in other investments - net	(6,043)	3,546	(6,621)
Net cash flow used in investing activities	(46,019)	(31,561)	(59,848)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	24,349	-
Retirement of long-term debt	-	(129,993)	(728)
Dividends paid:
Common stock	(42,000)	(47,000)	(32,900)
Preferred stock	(965)	(965)	(965)
Other	(1,095)	-	(368)
Net cash flow used in financing activities	(44,060)	(153,609)	(34,961)

Net increase (decrease) in cash and cash equivalents	(45,152)	(136,205)	53,747

Cash and cash equivalents at beginning of period	54,986	191,191	137,444

Cash and cash equivalents at end of period	$9,834	$54,986	$191,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$10,109	$13,550	$16,302
Income taxes	$39,403	$68,160	$(22,054)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$486	$1,386
Temporary cash investments	9,348	53,600
Total cash and cash equivalents	9,834	54,986
Accounts receivable:
Customer	29,038	38,160
Allowance for doubtful accounts	(465)	(734)
Associated companies	12,167	39,037
Other	2,603	1,824
Accrued unbilled revenues	17,023	19,100
Total accounts receivable	60,366	97,387
Accumulated deferred income taxes	6,419	15,092
Fuel inventory - at average cost	3,806	2,646
Materials and supplies - at average cost	9,392	9,896
Prepayments and other	2,679	7,708
TOTAL	92,496	187,715

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	11,996	5,953
TOTAL	13,012	6,969

UTILITY PLANT
Electric	812,329	822,003
Natural gas	213,160	206,148
Construction work in progress	13,610	11,669
TOTAL UTILITY PLANT	1,039,099	1,039,820
Less - accumulated depreciation and amortization	525,621	531,871
UTILITY PLANT - NET	513,478	507,949

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	178,815	135,282
Other	4,154	8,081
TOTAL	187,049	147,443

TOTAL ASSETS	$806,035	$850,076

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$27,042	$25,140
Other	28,098	30,093
Customer deposits	21,878	21,206
Interest accrued	2,840	2,828
Deferred fuel costs	11,621	6,927
System agreement cost equalization	-	15,510
Other	4,197	2,655
TOTAL CURRENT LIABILITIES	95,676	104,359

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	144,405	180,290
Accumulated deferred investment tax credits	1,539	1,835
Regulatory liability for income taxes - net	33,258	40,142
Other regulatory liabilities	5,726	22
Asset retirement cost liabilities	2,893	3,396
Accumulated provisions	15,843	11,206
Pension and other postretirement liabilities	74,017	48,815
Long-term debt	166,537	167,215
Gas system rebuild insurance proceeds	55,707	75,700
Other	9,489	9,162
TOTAL NON-CURRENT LIABILITIES	509,414	537,783

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2011
and 2010	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	111,127	118,116
TOTAL	181,165	188,154

TOTAL LIABILITIES AND EQUITY	$806,035	$850,076

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2011, 2010, and 2009

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2008	$33,744	$36,294	$138,353	$208,391
Net income	-	-	30,479	30,479
Common stock dividends	-	-	(32,900)	(32,900)
Preferred stock dividends	-	-	(965)	(965)
Balance at December 31, 2009	$33,744	$36,294	$134,967	$205,005
Net income	-	-	31,114	31,114
Common stock dividends	-	-	(47,000)	(47,000)
Preferred stock dividends	-	-	(965)	(965)
Balance at December 31, 2010	$33,744	$36,294	$118,116	$188,154
Net income	-	-	35,976	35,976
Common stock dividends	-	-	(42,000)	(42,000)
Preferred stock dividends	-	-	(965)	(965)
Balance at December 31, 2011	$33,744	$36,294	$111,127	$181,165

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2011	2010	2009	2008	2007
	(In Thousands)

Operating revenues	$630,185	$659,449	$640,422	$814,383	$676,927
Net Income	$35,976	$31,114	$30,479	$34,337	$24,091
Total assets	$806,035	$850,076	$995,818	$998,460	$872,141
Long-term obligations (1)	$186,317	$186,995	$187,803	$292,753	$293,692

(1) Includes long-term debt (excluding currently maturing debt) and preferred stock without sinking fund.

	2011	2010	2009	2008	2007
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$176	$196	$168	$172	$142
Commercial	154	174	166	194	181
Industrial	30	36	37	48	47
Governmental	59	70	70	79	72
Total retail	419	476	441	493	442
Sales for resale:
Associated companies	95	56	87	161	103
Non-associated companies	1	1	1	2	1
Other	14	10	7	17	11
Total	$529	$543	$536	$673	$557
Billed Electric Energy Sales (GWh):
Residential	1,888	1,858	1,577	1,394	1,221
Commercial	1,939	1,899	1,813	1,774	1,763
Industrial	498	503	526	541	568
Governmental	795	809	805	774	747
Total retail	5,120	5,069	4,721	4,483	4,299
Sales for resale:
Associated companies	1,167	906	1,528	1,336	995
Non-associated companies	19	13	15	25	15
Total	6,306	5,988	6,264	5,844	5,309

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of this matter, including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

2011 Compared to 2010

Net income increased by $14.6 million primarily due to higher net revenue, partially offset by higher taxes other than income taxes, higher other operation and maintenance expenses, and higher depreciation and amortization expenses.

2010 Compared to 2009

Net income increased by $2.4 million primarily due to higher net revenue and lower interest expense, partially offset by lower other income, higher taxes other than income taxes, and higher other operation and maintenance expenses.

Net Revenue

2011 Compared to 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$540.2
Retail electric price	36.0
Volume/weather	21.3
Purchased power capacity	(24.6)
Other	4.9
2011 net revenue	$577.8

The retail electric price variance is primarily due to rate actions, including an annual base rate increase of $59 million beginning August 2010, with an additional increase of $9 million beginning May 2011, as a result of the settlement of the December 2009 rate case.  See Note 2 to the financial statements for further discussion of the rate case settlement.

The volume/weather variance is primarily due to an increase of 721 GWh, or 4.5%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales compared to last year.  Usage in the industrial sector increased 8.2% primarily in the chemicals and refining industries.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to the base rate increases and the volume/weather effect, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in demand coupled with an increase in deferred fuel expense as a result of lower fuel refunds in 2011 versus 2010, partially offset by a decrease in the average market price of natural gas.

Other regulatory charges decreased primarily due to the distribution in the first quarter 2011 of $17.4 million to customers of the 2007 rough production cost equalization remedy receipts.  See Note 2 to the financial statements for further discussion of the rough production cost equalization proceedings.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

2011 Compared to 2010

Other operation and maintenance expenses increased primarily due to:

•
an increase of $8.5 million in transmission expenses due to a billing adjustment recorded in the fourth quarter 2011 related to prior transmission investment equalization costs (for the approximate period of 1996 - 2011) allocable to Entergy Texas under the Entergy System Agreement;

•	an increase of $2.4 million in the over-recovery of energy efficiency revenues; and
•	several individually insignificant items.

The increase was partially offset by the amortization of $11 million of rate case expenses in 2010 and a decrease of $3.9 million in compensation and benefits costs primarily due to a decrease in stock option expense.  See Note 2 to the financial statements for further discussion of the rate case settlement.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes as a result of higher city franchise and gross receipts taxes and an increase in ad valorem taxes due to a higher 2011 assessment as compared to 2010, partially offset by lower street rentals.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense decreased primarily due to lower interest on deferred fuel costs and the pay-down of the debt assumption agreement liability.  The decrease was partially offset by the issuance of $546 million in securitization bonds in November 2009.

Income Taxes

The effective income tax rates were 38.0%, 39.0%, and 36.6% for 2011, 2010, and 2009, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$35,342	$200,703	$2,239

Cash flow provided by (used in):
Operating activities	238,837	43,095	287,533
Investing activities	(219,783)	(121,439)	(216,649)
Financing activities	10,893	(87,017)	127,580
Net increase (decrease) in cash and cash equivalents	29,947	(165,361)	198,464

Cash and cash equivalents at end of period	$65,289	$35,342	$200,703

Operating Activities

Cash flow provided by operating activities increased $195.7 million in 2011 compared to 2010 primarily due to:

•	$73.4 million of fuel cost refunds in 2011 versus $179.5 million of fuel cost refunds in 2010. See Note 2 to the financial statements for discussion of the fuel cost refunds; and
•	income tax refunds of $13.5 million in 2011 compared to income tax payments of $48.7 million in 2010.

Cash flow provided by operating activities decreased $244.4 million in 2010 compared to 2009 primarily due to:

•	the timing of collection of receivables from customers;
•
income tax payments of $48.7 million in 2010 compared to income tax refunds of $72.3 million in 2009.  In 2010, Entergy Texas made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The tax payments resulted from differences between Entergy Texas’s estimated utilization of net operating losses and actual utilization on the 2009 tax return filed in 2010;

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $98.3 million in 2011 compared to 2010 primarily due to money pool activity.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $49.5 million in 2011 compared to decreasing by $55.6 million in 2010.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

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

Financing Activities

Entergy Texas’s financing activities provided $10.9 million of cash in 2011 compared to using $87.0 million of cash in 2010 primarily due to:

•	the retirement of $199 million of debt assumption liabilities and securitization bonds in 2010 compared to the retirement of $57.4 million of securitization bonds in 2011; and
•	a decrease of $80.6 million in common equity distributions.

The cash provided was partially offset by the issuance of $200 million of 3.60% Series mortgage bonds in May 2010 compared to the issuance of $75 million of 4.10% Series first mortgage bonds in September 2011.

Entergy Texas’s financing activities used $87 million of cash in 2010 compared to providing $127.6 million of cash in 2009 primarily due to:

•	the issuance of $545.9 million of securitization bonds in November 2009. See Note 5 to the financial statements for additional information regarding the securitization bonds;
•	the issuance of $500 million of 7.125% Series mortgage bonds in January 2009;
•	the issuance of $150 million of 7.875% Series mortgage bonds in May 2009;
•	the issuance of $200 million of 3.60% Series mortgage bonds in May 2010; and
•	the retirement of $199 million of debt assumption liabilities and securitization bonds in 2010 compared to $620 million in 2009.

The use of cash was partially offset by:

•	the repayment of Entergy Texas’s $160 million note payable to Entergy Corporation in January 2009;
•	the repayment of $100 million outstanding on Entergy Texas’s credit facility in February 2009;
•	money pool activity; and
•	a decrease of $33.1 million in common equity distributions.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $50.8 million in 2009.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2011	December 31, 2010

Debt to capital	65.1%	66.8%
Effect of excluding the securitization bonds	(14.3)%	(16.0)%
Debt to capital, excluding securitization bonds (1)	50.8%	50.8%
Effect of subtracting cash	(1.9)%	(1.0)%
Net debt to net capital, excluding securitization bonds (1)	48.9%	49.8%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Uses of Capital

Entergy Texas requires capital resources for:

•	construction and other capital investments;
•	debt maturities or retirements;
•	working capital purposes, including the financing of fuel and purchased power costs; and
•	dividend and interest payments.

Following are the amounts of Entergy Texas’s planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2012	2013-2014	2015-2016	After 2016	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$84	$92	N/A	N/A	$176
Transmission	45	213	N/A	N/A	258
Distribution	64	141	N/A	N/A	205
Other	9	16	N/A	N/A	25
Total	$202	$462	N/A	N/A	$664
Long-term debt (2)	$90	$198	$496	$1,811	$2,595
Operating leases	$6	$9	$3	$1	$19
Purchase obligations (3)	$92	$118	$101	$160	$471

(1)
Includes approximately $131 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Texas, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Texas expects to contribute approximately $7.7 million to its pension plans and approximately $5.2 million to other postretirement plans in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Also in addition to the contractual obligations, Entergy Texas has $7.2 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Entergy Texas may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Texas require prior regulatory approval.  Debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements.  Entergy Texas has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Texas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years:

2011	2010	2009	2008
(In Thousands)

$63,191	$13,672	$69,317	($50,794)

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $100 million scheduled to expire in August 2012.  No borrowings were outstanding under the facility as of December 31, 2011.

Entergy Texas has obtained short-term borrowing authorization through October 2013 from the FERC under which it may borrow at any one time outstanding, $200 million in the aggregate.  See Note 4 to the financial statements for further discussion of Entergy Texas’s short-term borrowing limits.  Entergy Texas has also obtained an order from the FERC authorizing long-term securities issuances through July 2013.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

State and Local Rate Regulation and Fuel-Cost Recovery

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

2011 Rate Case

In November 2011, Entergy Texas filed a rate case requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year.  The rate case also proposed a purchased power recovery rider.  The parties have agreed to a procedural schedule that contemplates a final decision by July 30, 2012, with rates relating back to June 30, 2012.  On January 12, 2012, the PUCT voted not to address the purchased power recovery rider in the current rate case, but the PUCT voted to set a baseline in the rate case proceeding that would be applicable if a purchased power capacity rider is approved in a separate proceeding.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In June 2010, Entergy Texas filed with the PUCT a request to refund approximately $66 million, including interest, of fuel cost recovery over-collections through May 2010.  In September 2010 the PUCT issued an order providing for a $77 million refund, including interest, for fuel cost recovery over-collections through June 2010.  The refund was made for most customers over a three-month period beginning with the September 2010 billing cycle.

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

In December 2011, Entergy Texas filed with the PUCT a request to refund approximately $43 million, including interest, of fuel cost recovery over-collections through October 2011.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas will refund $67 million, including interest, over a three-month period, which refund includes additional over-recoveries through December 2011.  Entergy Texas and the parties requested that interim rates consistent with the settlement be approved effective with the March 2012 billing month, and this request was granted by the presiding ALJ on February 16, 2012.

Entergy Texas’s November 2011 rate case filing, which is discussed above, also includes a request to reconcile $1.3 billion of fuel and purchased power costs covering the period July 2009 through June 2011.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join the MISO RTO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Industrial and Commercial Customers

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries’ Management’s Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension and qualified projected benefit obligation cost to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$808	$10,726
Rate of return on plan assets	(0.25%)	$647	-
Rate of increase in compensation	0.25%	$334	$1,830

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$596	$3,969
Discount rate	(0.25%)	$376	$4,520

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Texas in 2011 was $4.4 million.  Entergy Texas anticipates 2012 qualified pension cost to be $10.4 million.  Entergy Texas contributed $18.2 million to its qualified pension plans in 2011.  Entergy Texas’s contributions to the pension trust are currently estimated to be approximately $7.7 million in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Total postretirement health care and life insurance benefit costs for Entergy Texas in 2011 were $4.1 million, including $1.5 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Texas expects 2012 postretirement health care and life insurance benefit costs to approximate $6 million, including $1.3 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Texas expects to contribute approximately $5.2 million to its other postretirement plans in 2012.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Entergy Texas, Inc. and Subsidiaries
Beaumont, Texas

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated income statements, consolidated statements of cash flows, and consolidated statements of changes in common equity (pages 374 through 378 and applicable items in pages 53 through 194) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Texas, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$1,757,199	$1,690,431	$1,563,823

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	352,022	343,083	449,335
Purchased power	775,067	743,438	584,550
Other operation and maintenance	214,191	209,699	204,524
Taxes other than income taxes	69,329	63,897	55,480
Depreciation and amortization	79,263	76,057	74,035
Other regulatory charges - net	52,307	63,683	44,807
TOTAL	1,542,179	1,499,857	1,412,731

OPERATING INCOME	215,020	190,574	151,092

OTHER INCOME
Allowance for equity funds used during construction	3,781	5,661	5,232
Interest and investment income	5,528	7,222	47,541
Miscellaneous - net	(3,047)	(3,220)	544
TOTAL	6,262	9,663	53,317

INTEREST EXPENSE
Interest expense	93,554	95,272	106,163
Allowance for borrowed funds used during construction	(2,609)	(3,618)	(2,510)
TOTAL	90,945	91,654	103,653

INCOME BEFORE INCOME TAXES	130,337	108,583	100,756

Income taxes	49,492	42,383	36,915

NET INCOME	$80,845	$66,200	$63,841

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$80,845	$66,200	$63,841
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	79,263	76,057	74,035
Deferred income taxes, investment tax credits, and non-current taxes accrued	56,219	63,418	4,365
Changes in assets and liabilities:
Receivables	(39,640)	(41,820)	281,710
Fuel inventory	(12)	1,085	2,688
Accounts payable	(11,442)	23,415	(99,483)
Taxes accrued	11,760	(49,030)	27,986
Interest accrued	(582)	3,102	8,473
Deferred fuel costs	(12,766)	(25,318)	123,927
Other working capital accounts	42,518	(115,753)	(95,603)
Provisions for estimated losses	(296)	(3,390)	(4,226)
Other regulatory assets	(15,611)	51,637	(187,250)
Pension and other postretirement liabilities	64,686	(5,998)	(12,594)
Other assets and liabilities	(16,105)	(510)	99,664
Net cash flow provided by operating activities	238,837	43,095	287,533

INVESTING ACTIVITIES
Construction expenditures	(173,462)	(162,822)	(188,277)
Allowance for equity funds used during construction	3,781	5,661	5,232
Insurance proceeds	-	5,293	36,749
Change in money pool receivable - net	(49,519)	55,645	(69,317)
Increase in other investments	-	2,318	-
Remittances to transition charge account	(92,786)	(89,939)	(36,999)
Payments from transition charge account	92,203	62,405	35,963
Net cash flow used in investing activities	(219,783)	(121,439)	(216,649)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	74,092	198,435	1,177,819
Retirement of long-term debt	(57,419)	(199,052)	(619,945)
Change in money pool payable - net	-	-	(50,794)
Repayment of loan from Entergy Corporation	-	-	(160,000)
Changes in credit borrowings - net	-	-	(100,000)
Dividends paid:
Common stock	(5,780)	(86,400)	(119,500)
Net cash flow provided by (used in) financing activities	10,893	(87,017)	127,580

Net increase (decrease) in cash and cash equivalents	29,947	(165,361)	198,464

Cash and cash equivalents at beginning of period	35,342	200,703	2,239

Cash and cash equivalents at end of period	$65,289	$35,342	$200,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$89,792	$87,147	$93,951
Income taxes	$(13,538)	$48,713	$(72,322)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$150	$1,719
Temporary cash investments	65,139	33,623
Total cash and cash equivalents	65,289	35,342
Securitization recovery trust account	41,215	40,632
Accounts receivable:
Customer	68,290	56,358
Allowance for doubtful accounts	(1,461)	(2,185)
Associated companies	129,561	53,128
Other	9,573	11,605
Accrued unbilled revenues	41,573	39,471
Total accounts receivable	247,536	158,377
Accumulated deferred income taxes	88,436	44,752
Fuel inventory - at average cost	53,884	53,872
Materials and supplies - at average cost	29,810	28,842
Prepayments and other	15,203	14,856
TOTAL	541,373	376,673

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	783	812
Non-utility property - at cost (less accumulated depreciation)	930	1,223
Other	17,969	17,037
TOTAL	19,682	19,072

UTILITY PLANT
Electric	3,338,608	3,205,566
Construction work in progress	90,856	80,096
TOTAL UTILITY PLANT	3,429,464	3,285,662
Less - accumulated depreciation and amortization	1,289,166	1,245,729
UTILITY PLANT - NET	2,140,298	2,039,933

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	129,924	127,046
Other regulatory assets (includes securitization property of $704,896 as of December 31, 2011 and $763,841 as of December 31, 2010)	1,178,067	1,168,960
Long-term receivables - associated companies	31,254	32,596
Other	18,408	19,584
TOTAL	1,357,653	1,348,186

TOTAL ASSETS	$4,059,006	$3,783,864

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$60,583	$69,862
Other	69,160	70,325
Customer deposits	38,294	38,376
Taxes accrued	40,311	28,551
Interest accrued	33,095	33,677
Deferred fuel costs	64,664	77,430
Pension and other postretirement liabilities	1,029	1,354
System agreement cost equalization	43,290	-
Other	4,847	4,222
TOTAL	355,273	323,797

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	934,990	829,668
Accumulated deferred investment tax credits	19,339	20,936
Other regulatory liabilities	11,710	26,178
Asset retirement cost liabilities	3,870	3,651
Accumulated provisions	5,024	5,320
Pension and other postretirement liabilities	137,735	72,724
Long-term debt (includes securitization bonds of $749,673 as of December 31, 2011 and $807,066 as of December 31, 2010)	1,677,127	1,659,230
Other	14,583	18,070
TOTAL	2,804,378	2,635,777

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2011 and 2010	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	367,909	292,844
TOTAL	899,355	824,290

TOTAL LIABILITIES AND EQUITY	$4,059,006	$3,783,864

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2011, 2010, and 2009

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2008	$49,452	$481,994	$368,703	$900,149
Net income	-	-	63,841	63,841
Common stock dividends	-	-	(119,500)	(119,500)
Balance at December 31, 2009	$49,452	$481,994	$313,044	$844,490
Net income	-	-	66,200	66,200
Common stock dividends	-	-	(86,400)	(86,400)
Balance at December 31, 2010	$49,452	$481,994	$292,844	$824,290
Net income	-	-	80,845	80,845
Common stock dividends	-	-	(5,780)	(5,780)
Balance at December 31, 2011	$49,452	$481,994	$367,909	$899,355

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2011	2010	2009	2008	2007
	(In Thousands)

Operating revenues	$1,757,199	$1,690,431	$1,563,823	$2,012,258	$1,782,923
Net Income	$80,845	$66,200	$63,841	$57,895	$58,921
Total assets	$4,059,006	$3,783,864	$3,920,133	$3,984,771	$3,606,752
Long-term obligations (1)	$1,677,127	$1,659,230	$1,490,283	$1,084,368	$1,103,863

(1) Includes long-term debt (excluding currently maturing debt)

	2011	2010	2009	2008	2007
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$638	$559	$533	$606	$544
Commercial	369	321	337	417	364
Industrial	352	305	332	489	414
Governmental	26	23	23	27	24
Total retail	1,385	1,208	1,225	1,539	1,346
Sales for resale:
Associated companies	262	373	294	436	398
Non-associated companies	74	76	10	6	6
Other	36	33	35	31	33
Total	$1,757	$1,690	$1,564	$2,012	$1,783
Billed Electric Energy Sales (GWh):
Residential	6,034	5,958	5,453	5,245	5,280
Commercial	4,433	4,271	4,165	4,092	4,085
Industrial	6,102	5,642	5,570	5,948	5,911
Governmental	294	271	258	248	246
Total retail	16,863	16,142	15,446	15,533	15,522
Sales for resale:
Associated companies	4,158	3,758	3,630	3,771	4,366
Non-associated companies	1,258	1,300	231	87	89
Total	22,279	21,200	19,307	19,391	19,977

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset currently consists of a 78.5% ownership interest and 11.5% leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues.

Results of Operations

Net Income

2011 Compared to 2010

Net income decreased $18.4 million primarily due to an increase in the effective income tax rate.  A decrease in operating income was offset by an increase in other income and a decrease in interest expense, which led to a slight increase in income before income taxes.  Operating income was lower because of lower rate base compared to 2010.  Other income was higher and interest expense was lower primarily because of AFUDC accrued on the Grand Gulf uprate project.

2010 Compared to 2009

Net income increased $33.7 million primarily due to a decrease in the effective income tax rate.

Income Taxes

The effective income tax rates for 2011, 2010, and 2009 were 53.9%, 40.4%, and 66.5%, respectively.  The increase in the rate for 2011 is primarily due to an intercompany settle up for federal income taxes for years prior to 2008 which include an allocation of the tax benefit of Entergy Corporation’s expenses to the subsidiaries generating taxable income for the respective years. The effects of various tax positions settled with the IRS pertaining to the 2006/2007 audit require System Energy to pay back prior benefits of the Entergy Corporation’s expenses it received when the benefits were originally allocated based upon the tax return as filed.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(In Thousands)

Cash and cash equivalents at beginning of period	$263,772	$264,482	$102,788

Cash flow provided by (used in):
Operating activities	430,681	250,405	417,877
Investing activities	(311,397)	(184,588)	(149,344)
Financing activities	(197,899)	(66,527)	(106,839)
Net increase (decrease) in cash and cash equivalents	(78,615)	(710)	161,694

Cash and cash equivalents at end of period	$185,157	$263,772	$264,482

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Operating Activities

Cash flow provided by operating activities increased $180.3 million in 2011 primarily due to income tax refunds of $100.9 million in 2011 compared to income tax payments of $56 million in 2010.  In 2011 System Energy received cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds result from a decrease in 2010 taxable income from what was previously estimated because of the recognition of additional repair expenses for tax purposes associated with a tax accounting change filed in 2010 and from the reversal of temporary differences for which System Energy previously made cash tax payments.

Cash flow provided by operations decreased $167.5 million in 2010 primarily due to income tax payments of $56 million in 2010 compared to income tax refunds of $120.4 in 2009, and an increase of $26.6 million in pension contributions.  In 2010 System Energy made tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The payments resulted from the reversal of temporary differences for which System Energy previously received cash tax benefits and from estimated federal income tax payments for tax year 2010.  See “Critical Accounting Estimates” below for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash used in investing activities increased $126.8 million in 2011 primarily due to:

•	The proceeds from the transfer, in the first quarter 2010, of $100.3 million in development costs related to Entergy New Nuclear Development, LLC;
•	An increase in construction expenditures resulting primarily from spending on the power uprate project at Grand Gulf;
•	The repayment in 2010 of $25.6 million by Entergy New Orleans of a note issued in resolution of its bankruptcy proceedings; and
•	money pool activity.

The increase was partially offset by a decrease in nuclear fuel purchases due to the timing of refueling outages.

Increases in System Energy’s receivable from the money pool are a use of cash flow, and System Energy’s receivable from the money pool increased by $22.5 million in 2011 compared to increasing by $7.4 million in 2010.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities increased $35.2 million in 2010 primarily due to an increase of $129.5 million in nuclear fuel purchases due to the timing of refueling outages, and an increase in construction expenditures primarily due to the Grand Gulf power uprate project.  The increase was partially offset by:

•	the proceeds from the transfer of $100.3 million in development costs related to Entergy New Nuclear Development, LLC discussed below;
•	money pool activity; and
•	the repayment by Entergy New Orleans of a $25.6 million note issued in resolution of its bankruptcy proceedings.

Increases in System Energy’s receivable from the money pool are a use of cash flow, and System Energy’s receivable from the money pool increased by $7.4 million in 2010 compared to increasing by $47.6 million in 2009.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Financing Activities

Cash used in financing activities increased $131.4 million in 2011 primarily due to the issuance of $60 million of 5.33% Series G notes by the nuclear fuel company variable interest entity in 2010, the repayment of $38.3 million in commercial paper in 2011 as compared to the issuance of $20.3 million in commercial paper in 2010, and the partial retirement of $40 million of 6.2% pollution control bonds in 2011.  The increase was slightly offset by a $24 million decrease in dividend paid on common stock.

Net cash flow used in financing activities decreased $40.3 million in 2010 primarily due to:

•	the issuance in April 2010 of $60 million of 5.33% Series G notes by the nuclear fuel company variable interest entity to finance its fuel procurement activities; and
•	commercial paper issuances by the nuclear fuel company variable interest entity to finance its fuel procurement activities.

The decrease was partially offset by:

•	an increase of $24.9 million in dividends paid on common stock; and
•	an increase of $13.3 million in the January 2010 principal payment made on the Grand Gulf sale-leaseback compared to the January 2009 principal payment.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2011	December 31, 2010

Debt to capital	48.3%	51.7%
Effect of subtracting cash	(7.1)%	(9.0)%
Net debt to net capital	41.2%	42.7%

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

Uses of Capital

System Energy requires capital resources for:

•	construction and other capital investments;
•	debt maturities or retirements;
•	working capital purposes, including the financing of fuel costs; and
•	dividend and interest payments.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Following are the amounts of System Energy’s planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations:

	2012	2013-2014	2015-2016	After 2016	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$316	$74	N/A	N/A	$390
Other	2	4	N/A	N/A	6
Total	$318	$78	N/A	N/A	$396
Long-term debt (2)	$153	$225	$157	$496	$1,031
Purchase obligations (3)	$21	$23	$23	$51	$118

(1)	Includes approximately $19 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment, or systems.
(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For System Energy, it includes nuclear fuel purchase obligations.

In addition to the contractual obligations given above, System Energy expects to contribute approximately $8.9 million to its pension plans and approximately $4.1 million to its other postretirement plans in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Also in addition to the contractual obligations, System Energy has $228.6 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for System Energy reflects capital required to support the existing business of System Energy.  The estimate also includes the costs of System Energy’s planned approximate 178 MW uprate of the Grand Gulf nuclear plant.  On November 30, 2009, the MPSC issued a Certificate of Public Convenience and Necessity for implementation of the uprate.  A license amendment application was submitted to the NRC in September 2010.  After performing more detailed project design, engineering, analysis and major materials purchases, System Energy’s current estimate of the total capital investment to be made in the course of the implementation of the Grand Gulf uprate project is approximately $754 million, including SMEPA’s share.  The estimate includes spending on certain major equipment refurbishment and replacement that would have been required over the normal course of the plant’s life even if the uprate were not done.  The purpose of performing this major equipment refurbishment and replacement in connection with the uprate is to avoid additional plant outages and construction costs in the future while improving plant reliability.  The investment estimate may be revised in the future as System Energy evaluates the progress of the project, including the costs required to install instrumentation in the steam dryer in response to recent guidance from the NRC staff obtained during the review process for certain Requests for Additional Information (RAIs) issued by the NRC in December 2011.  The NRC’s review of the project is ongoing.  System Energy is responding to the recent RAIs and will seek to minimize potential cost effects or delay, if any, to the Grand Gulf uprate implementation schedule.

System Energy also invested, through its subsidiary Entergy New Nuclear Development, LLC, in initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In addition, Entergy temporarily suspended reviews of the two license applications for the sites and will explore alternative nuclear technologies for this project.  In the first quarter 2010 the $100 million in construction work in progress incurred by Entergy New Nuclear Development was transferred to Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi.

As a wholly-owned subsidiary, System Energy dividends its earnings to Entergy Corporation at a percentage determined monthly.  Currently, all of System Energy’s retained earnings are available for distribution.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Sources of Capital

System Energy’s sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand;
•	debt issuances; and
•	bank financing under new or existing facilities.

System Energy may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common stock issuances by System Energy require prior regulatory approval.  Debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements.  System Energy has sufficient capacity under these tests to meet its foreseeable capital needs.

In February 2012, System Energy VIE issued $50 million of 4.02% Series H notes due February 2017.  System Energy used the proceeds to purchase additional nuclear fuel.

System Energy has obtained a short-term borrowing authorization from the FERC under which it may borrow, through October 2013, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of System Energy’s short-term borrowing limits.  System Energy has also obtained an order from the FERC authorizing long-term securities issuances.  The current long-term authorization extends through July 2013.

System Energy’s receivables from the money pool were as follows as of December 31 for each of the following years:

2011	2010	2009	2008
(In Thousands)

$120,424	$97,948	$90,507	$42,915

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

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near term (90-day) report in July 2011 that has made recommendations, which are currently being evaluated by the NRC.  It is anticipated that the NRC will issue certain orders and requests for information to nuclear plant licensees by the end of the first quarter 2012 that will begin to implement the task force’s recommendations.  These orders may require U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that could, among other things, result in increased costs and capital requirements associated with operating Entergy’s nuclear plants.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$795	$9,826
Rate of return on plan assets	(0.25%)	$446	-
Rate of increase in compensation	0.25%	$330	$2,031

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2011 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$368	$2,141
Discount rate	(0.25%)	$287	$2,441

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for System Energy in 2011was $6.9 million.  System Energy anticipates 2012 qualified pension cost to be $11.5 million.  System Energy contributed $28.4 million to its qualified pension plans in 2011and expects to contribute approximately $8.9 million in 2012 although the required pension contributions will not be known with more certainty until the January 1, 2012 valuations are completed by April 1, 2012.

Total postretirement health care and life insurance benefit costs for System Energy in 2011 were $4.1 million, including $1.4 million in savings due to the estimated effect of future Medicare Part D subsidies.  System Energy expects 2012 postretirement health care and life insurance benefit costs to approximate $5.6 million, including $1.4 million in savings due to the estimated effect of future Medicare Part D subsidies.  System Energy anticipates contributions for postretirement health care and life insurance benefits costs to be $4.1 million in 2012.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
System Energy Resources, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 388 through 392 and applicable items in pages 53 through 194) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING REVENUES
Electric	$563,411	$558,584	$554,007

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	76,353	69,962	63,877
Nuclear refueling outage expenses	16,314	17,398	19,186
Other operation and maintenance	136,495	124,690	120,707
Decommissioning	31,460	31,374	29,451
Taxes other than income taxes	21,425	23,412	24,246
Depreciation and amortization	142,543	138,641	140,056
Other regulatory credits - net	(11,781)	(12,040)	(17,525)
TOTAL	412,809	393,437	379,998

OPERATING INCOME	150,602	165,147	174,009

OTHER INCOME
Allowance for equity funds used during construction	22,359	9,892	12,484
Interest and investment income	8,294	12,639	4,507
Miscellaneous - net	(699)	(518)	(1,813)
TOTAL	29,954	22,013	15,178

INTEREST EXPENSE
Interest expense	48,117	51,912	47,570
Allowance for borrowed funds used during construction	(6,711)	(3,425)	(4,192)
TOTAL	41,406	48,487	43,378

INCOME BEFORE INCOME TAXES	139,150	138,673	145,809

Income taxes	74,953	56,049	96,901

NET INCOME	$64,197	$82,624	$48,908

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands)

OPERATING ACTIVITIES
Net income	$64,197	$82,624	$48,908
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	229,715	219,552	169,507
Deferred income taxes, investment tax credits, and non-current taxes accrued	14,923	(1,536)	211,297
Changes in assets and liabilities:
Receivables	(5,512)	(728)	(2,296)
Accounts payable	17,275	(14,351)	11,574
Taxes accrued and prepaid taxes	160,494	1,327	5,413
Interest accrued	(38,305)	3,503	2,667
Other working capital accounts	11,260	(15,287)	11,672
Provisions for estimated losses	-	(2,009)	(16)
Other regulatory assets	10,874	(4,948)	(4,824)
Pension and other postretirement liabilities	34,474	29,797	3,440
Other assets and liabilities	(68,714)	(47,539)	(39,465)
Net cash flow provided by operating activities	430,681	250,405	417,877

INVESTING ACTIVITIES
Construction expenditures	(234,753)	(156,766)	(90,778)
Proceeds from the transfer of development costs	-	100,280	-
Allowance for equity funds used during construction	22,359	9,892	12,484
Nuclear fuel purchases	(59,755)	(129,504)	-
Proceeds from sale of nuclear fuel	12,420	-	180
Changes in other investments	-	25,560	-
Proceeds from nuclear decommissioning trust fund sales	203,444	322,789	392,959
Investment in nuclear decommissioning trust funds	(232,636)	(349,398)	(416,597)
Change in money pool receivable - net	(22,476)	(7,441)	(47,592)
Net cash flow used in investing activities	(311,397)	(184,588)	(149,344)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	55,385	-
Retirement of long-term debt	(78,161)	(41,715)	(28,440)
Changes in credit borrowings - net	(38,264)	20,003	-
Dividends paid:
Common stock	(76,000)	(100,200)	(75,300)
Other	(5,474)	-	(3,099)
Net cash flow used in financing activities	(197,899)	(66,527)	(106,839)

Net increase (decrease) in cash and cash equivalents	(78,615)	(710)	161,694

Cash and cash equivalents at beginning of period	263,772	264,482	102,788

Cash and cash equivalents at end of period	$185,157	$263,772	$264,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$40,719	$35,540	$48,005
Income taxes	$(100,889)	$55,963	$(120,352)

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2011	2010
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$30,961	$903
Temporary cash investments	154,196	262,869
Total cash and cash equivalents	185,157	263,772
Accounts receivable:
Associated companies	172,943	147,180
Other	7,294	5,070
Total accounts receivable	180,237	152,250
Materials and supplies - at average cost	86,333	84,077
Deferred nuclear refueling outage costs	9,479	22,627
Prepaid taxes	-	68,039
Prepayments and other	1,111	1,142
TOTAL	462,317	591,907

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	423,409	387,876
TOTAL	423,409	387,876

UTILITY PLANT
Electric	3,438,424	3,362,422
Property under capital lease	491,023	489,175
Construction work in progress	357,826	210,536
Nuclear fuel	157,967	155,282
TOTAL UTILITY PLANT	4,445,240	4,217,415
Less - accumulated depreciation and amortization	2,518,190	2,417,811
UTILITY PLANT - NET	1,927,050	1,799,604

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	124,777	126,642
Other regulatory assets	287,796	296,715
Other	20,016	21,326
TOTAL	432,589	444,683

TOTAL ASSETS	$3,245,365	$3,224,070

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2011	2010
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$110,163	$33,740
Short-term borrowings	-	38,264
Accounts payable:
Associated companies	8,032	6,520
Other	63,331	38,447
Taxes accrued	92,455	-
Accumulated deferred income taxes	3,428	8,508
Interest accrued	17,776	56,081
Other	2,591	2,258
TOTAL	297,776	183,818

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	652,418	617,012
Accumulated deferred investment tax credits	57,865	54,755
Other regulatory liabilities	214,745	201,364
Decommissioning	445,352	452,782
Pension and other postretirement liabilities	139,719	105,245
Long-term debt	636,885	796,728
Other	42	-
TOTAL	2,147,026	2,227,886

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2011 and 2010	789,350	789,350
Retained earnings	11,213	23,016
TOTAL	800,563	812,366

TOTAL LIABILITIES AND EQUITY	$3,245,365	$3,224,070

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2011, 2010, and 2009

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2008	$789,350	$66,984	$856,334
Net income	-	48,908	48,908
Common stock dividends	-	(75,300)	(75,300)
Balance at December 31, 2009	$789,350	$40,592	$829,942
Net income	-	82,624	82,624
Common stock dividends	-	(100,200)	(100,200)
Balance at December 31, 2010	$789,350	$23,016	$812,366
Net income	-	64,197	64,197
Common stock dividends	-	(76,000)	(76,000)
Balance at December 31, 2011	$789,350	$11,213	$800,563

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2011	2010	2009	2008	2007
	(Dollars In Thousands)

Operating revenues	$563,411	$558,584	$554,007	$528,998	$553,193
Net Income	$64,197	$82,624	$48,908	$91,067	$136,081
Total assets	$3,245,365	$3,224,070	$3,135,651	$2,945,390	$2,858,760
Long-term obligations (1)	$636,885	$796,728	$728,253	$832,697	$824,824
Electric energy sales (GWh)	9,293	8,692	9,898	8,475	8,440

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

Item 2.     Properties

Information regarding the registrant’s properties is included in Part I. Item 1. - Business under the sections titled “Utility - Property and Other Generation Resources” and “Entergy Wholesale Commodities - Property” in this report.

Item 3.     Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2011 are discussed in Part I. Item 1. - Business under the sections titled “Retail Rate Regulation”, “Environmental Regulation”, and “Litigation” and "Impairment of Long-Lived Assets" in Note 1 to the financial statements in this report.

Item 4.    Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
J. Wayne Leonard (a)	61	Chairman of the Board of Entergy Corporation	2006-Present
		Chief Executive Officer and Director of Entergy Corporation	1999-Present

Richard J. Smith (a)	60	President, Entergy Wholesale Commodity Business of Entergy Corporation	2010-Present
		President and Chief Operating Officer of Entergy Corporation	2007-2010
		Group President, Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-2007
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and Entergy Mississippi	2001-2007

Gary J. Taylor (a)(b)	58	Group President, Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy Texas	2007-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy Texas	2007-Present
		Director of Entergy New Orleans	2008-Present
		Executive Vice President and Chief Nuclear Officer of Entergy Corporation	2004-2007
		Director, President and Chief Executive Officer of System Energy	2003-2007

Leo P. Denault (a)	52	Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and System Energy	2004-Present
		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2011-Present

Name	Age	Position	Period
Mark T. Savoff (a)	55	Executive Vice President and Chief Operating Officer of Entergy Corporation	2010-Present
		Executive Vice President, Operations of Entergy Corporation	2004-2010
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana and Entergy Mississippi	2004-Present
		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2011-Present
		Executive Vice President of Entergy Services, Inc.	2003-Present

Roderick K. West (a)	43	Executive Vice President and Chief Administrative Officer of Entergy Corporation	2010-Present
		President and Chief Executive Officer of Entergy New Orleans	2007-2010
		Director of Entergy New Orleans	2005-2011
		Director, Metro Distribution Operation of Entergy Services, Inc.	2005-2006

E. Renae Conley (a)	54	Executive Vice President, Human Resources and Administration of Entergy Corporation	2011-Present
		Executive Vice President of Entergy Corporation	2010-2011
		Director of Entergy Gulf States Louisiana and Entergy Louisiana	2000-2010
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2000-2010

John T. Herron (a)	58	President and Chief Executive Officer Nuclear Operations/ Chief Nuclear Officer of Entergy Corporation	2009-Present
		Executive Vice President and Chief Nuclear Officer of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana and Entergy Texas	2010-Present
		President, Chief Executive Officer and Director of System Energy	2009-Present
		Senior Vice President, Nuclear Operations	2007-2009
		Senior Vice President, Chief Operating Officer of Entergy Nuclear Northeast	2003-2007

Robert D. Sloan (c)	64
Executive Vice President, General Counsel and Secretary of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy
2004-2012
		Executive Vice President, General Counsel and Secretary of Entergy Texas	2007-2012

Theodore H. Bunting, Jr. (a)	53
Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy
2007-Present
		Acting principal financial officer of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas	2008-Present
		Vice President and Chief Financial Officer, Nuclear Operations of System Energy	2004-2007

Marcus V. Brown (a)(d)	50
Senior Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy
2012-Present

Name	Age	Position	Period
		Vice President and Deputy General Counsel of Entergy Services, Inc.	2009-2012
		Associate General Counsel of Entergy Services, Inc.	2007-2009

Terry R. Seamons (e)	70	Senior Vice President, Organizational Development	2011-2012
		Senior Vice President - Human Resources and Administration of Entergy Corporation	2007-2011
		Vice President and Managing Director of RHR, International	1984-2007

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.
(b)	Mr. Taylor has advised Entergy that he intends to retire from the positions indicated effective May 31, 2012.
(c)
Mr. Sloan served as Executive Vice President, General Counsel and Secretary of Entergy Corporation through January 27, 2012 and in the other positions indicated through February 3, 2012.  Through February 3, 2012, Mr. Sloan also served as an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

(d)
Mr. Brown has served as Senior Vice President and General Counsel of Entergy Corporation from January 27, 2012 and as Senior Vice President and General Counsel of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy since February 3, 2012.

(e)
Mr. Seamons retired from Entergy effective January 2012.  Prior to his retirement, Mr. Seamons was an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors.

PART II

Item 5.    Market for Registrants’ Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR.

The high and low prices of Entergy Corporation’s common stock for each quarterly period in 2011 and 2010 were as follows:

	2011		2010
	High	Low	High	Low
	(In Dollars)

First	74.50	64.72	83.09	75.25
Second	70.40	65.15	84.33	71.28
Third	69.14	57.60	80.80	70.35
Fourth	74.00	62.66	77.90	68.65

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2011 and 2010.  Quarterly dividends of $0.83 per share were paid in 2011.  In 2010, a dividend of $0.75 per share was paid in the first quarter and dividends of $0.83 per share were paid in the last three quarters.

As of January 31, 2012, there were 35,096 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2011-10/31/2011	-	$-	-	$350,052,918
11/01/2011-11/30/2011	-	$-	-	$350,052,918
12/01/2011-12/31/2011	-	$-	-	$350,052,918
Total	-	$-	-

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

There is no market for the common stock of Entergy Corporation’s wholly owned subsidiaries.  Cash dividends on common stock paid by the Registrant Subsidiaries during 2011 and 2010, were as follows:

	2011	2010
	(In Millions)

Entergy Arkansas	$117.8	$173.4
Entergy Gulf States Louisiana	$302.0	$124.3
Entergy Louisiana	$358.2	$-
Entergy Mississippi	$3.3	$43.4
Entergy New Orleans	$42.0	$47.0
Entergy Texas	$5.8	$86.4
System Energy	$76.0	$100.2

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2011, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

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

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2011.  In making this assessment, each management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on each management’s assessment and the criteria set forth by COSO, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2011.

The Registrants’ registered public accounting firm has issued an attestation report on each Registrant’s internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants’ management, including their respective PEOs and PFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2011, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Corporation and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc. and Subsidiaries
Little Rock, Arkansas

We have audited the internal control over financial reporting of Entergy Arkansas, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Baton Rouge, Louisiana

We have audited the internal control over financial reporting of Entergy Gulf States Louisiana, L.L.C. (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Louisiana, LLC and Subsidiaries
Baton Rouge, Louisiana

We have audited the internal control over financial reporting of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.
Jackson, Mississippi

We have audited the internal control over financial reporting of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc.
New Orleans, Louisiana

We have audited the internal control over financial reporting of Entergy New Orleans, Inc. (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Entergy Texas, Inc. and Subsidiaries
Beaumont, Texas

We have audited the internal control over financial reporting of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
System Energy Resources, Inc.
Jackson, Mississippi

We have audited the internal control over financial reporting of System Energy Resources, Inc. (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

PART III

Item 10.  Directors and Executive Officers of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Item 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 4, 2012, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period

ENTERGY ARKANSAS, INC.

Directors

Hugh T. McDonald	53	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown		See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
John T. Herron		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald		See information under the Entergy Arkansas Directors Section above.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY GULF STATES LOUISIANA, L.L.C.

Directors

William M. Mohl	52	Director of Entergy Gulf States Louisiana and Entergy Louisiana	2010-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2010-Present
		Vice President, System Planning of Entergy Services, Inc.	2007-2010
		Vice President, Commercial Operations of Entergy Services, Inc.	2005-2007

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
William M. Mohl	See information under the Entergy Gulf States Louisiana Directors Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC

Directors

William M. Mohl	See information under the Entergy Gulf States Louisiana Directors Section above.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
William M. Mohl	See information under the Entergy Gulf States Louisiana Directors Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.

Directors

Haley R. Fisackerly	46	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present
		Vice President, Nuclear Government Affairs of Entergy Services, Inc.	2007-2008
		Vice President, Customer Service of Entergy Mississippi	2002-2007

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.

Directors

Charles L. Rice, Jr.	47	President and Chief Executive Officer of Entergy New Orleans	2010-Present
		Director of Entergy New Orleans	2010-Present
		Director, Utility Strategy of Entergy Services, Inc.	2009-2010
		Law Partner in the firm of Barrasso, Usdin, Kupperman, Freeman & Sarver, L.L.C.	2005-2009

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Charles L. Rice, Jr.	See information under the Entergy New Orleans Directors Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY TEXAS, INC.

Directors

Joseph F. Domino	63	Director of Entergy Texas	2007-Present
		President and Chief Executive Officer of Entergy Texas	2007-Present
		Director of Entergy Gulf States	1999-2007
		President and Chief Executive Officer - TX of Entergy Gulf States	1998-2007

Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Joseph F. Domino	See information under the Entergy Texas Directors Section above.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Terry R. Seamons	See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan	See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith	See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

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
Blanche L. Lincoln

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

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics for Members of the Board of Directors.  The code is available through Entergy’s website (www.entergy.com) or upon written request.  The Board has also adopted a Code of Business Conduct and Ethics for Employees that includes Special Provision Relating to Principal Executive Officer and Senior Financial Officers.  The Code of Business Conduct and Ethics for Employees is to be read in conjunction with Entergy’s omnibus code of integrity under which Entergy operates called the Code of Entegrity as well as system policies.  All employees are required to abide by the Codes.  Non-bargaining employees are required to acknowledge annually that they understand and abide by the Code of Entegrity.  The Code of Business Conduct and Ethics for Employees and the Code of Entegrity are available through Entergy’s website (www.entergy.com) or upon written request.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 4, 2012, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”, which information is incorporated herein by reference.

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

ENTERGY ARKANSAS, ENTERGY GULF STATES LOUISIANA, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this section, the salaries and other compensation elements paid in 2011 to the Chief Executive Officers ("CEOs"), the Principal Financial Officer ("PFO"), the three other most highly compensated executive officers other than the CEO and PFO (collectively, the "Named Executive Officers") of each of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas (the "Subsidiaries") are discussed and analyzed.  Entergy believes the executive pay programs described herein and in the accompanying tables have played a material role in its ability to drive strong financial results and to attract and retain a highly experienced and successful management team.  The purpose of this section is to provide investors with material information necessary to understand the compensation policies for the Named Executive Officers.  This section should be read in combination with the more detailed compensation tables and other data presented elsewhere in this report.  For information regarding the compensation of the named executive officers of Entergy Corporation, see the Proxy Statement of Entergy Corporation.

The Named Executive Officers are identified in the Summary Compensation Table immediately following this Compensation Discussion and Analysis.  Mr. Leonard, Mr. Denault and Mr. Taylor also serve as executive officers of Entergy Corporation.  Mr. Leonard, Mr. Denault and Mr. Taylor do not receive additional compensation for serving as Named Executive Officers of the Subsidiaries.  For more information about the officers of the Subsidiaries, see Part III, Item 10 of this report.

Executive Compensation Best Practices

On an ongoing basis, with the assistance of the Personnel Committee’s independent executive compensation consultant, the Personnel Committee reviews and evaluates Entergy’s overall approach to its executive compensation programs.  It undertakes this review to ensure that Entergy’s programs continue to be in line with best practices of other companies in the industry as well as other Fortune 500 companies.  As a result of this process, in the past two years the Personnel Committee has:

•
Eliminated “gross up” payments by Entergy with respect to excise taxes due on the payment of severance benefits to the named executive officers in the case of a change in control.  See “Benefits, Perquisites, Agreements and Post-Termination Plans - Retention Agreements and Other Compensation Arrangements.”

•
Adopted a “clawback” policy providing for the recoupment by the Company of incentive compensation in certain circumstances.  See “Compensation Program Administration - Executive Compensation Governance.”

•
Adopted a “double trigger” (requiring both a change in control and an involuntary job loss or substantial diminution of duties) for the acceleration of awards under the 2007 and 2011 Equity Ownership and Long-Term Cash Incentive Plans.

•	Adopted a policy prohibiting hedging transactions in Entergy’s common stock by any officer, director or employee. See “Compensation Program Administration - Executive Compensation Governance.”

•
Reduced the maximum payout under the Long-Term Performance Unit Program (for top quartile performance) from 250% to 200% of target beginning with the 2011-2013 performance period, combined with an increase in the minimum payout (for third quartile performance) from 10% to 25% of target; there continues to be no payout for bottom quartile performance.

•
Modified the form of payout for the Long-Term Performance Unit Program, beginning with the 2012- 2014 performance period, to provide that participants will receive their awards in shares of Entergy common stock rather than in cash, with officers required to retain these shares until they satisfy their stock ownership requirements.

•	Increased the portion of long-term compensation that is derived from performance units from 50% to 60% and decreased the portion that is derived from restricted stock and stock option grants to 40%.
•	Eliminated club dues as a perquisite for the members of the Office of Chief Executive and eliminated gross-up payments on perquisites, except for relocation benefits.
•	Discontinued financial counseling as a perquisite for all executive officers, with the value of this discontinued perquisite not being replaced in the executive’s compensation.
•
Adopted a policy that prohibits Entergy Corporation or its affiliates from engaging the independent compensation consultant that provides executive and director compensation services to the Personnel and Corporate Governance Committees or its affiliates to provide other services to Entergy with an aggregate value in excess of $120,000 in any year.  In 2011, the independent consultant to the Committees did not provide any services to Entergy beyond consulting to the Personnel Committee.

The Personnel Committee also considered in 2011, and will consider in the future, the results of the vote of the shareholders on the annual advisory vote on executive compensation.  Given the approximately 97%  level of support for Entergy’s executive compensation at the 2011 Annual Meeting, the Committee believes that Entergy’s shareholders are generally very satisfied with the pay practices and the Committee did not make any change to Entergy Corporation’s executive compensation program in response to this advisory vote.

2011 Performance and Compensation

Pay for Performance Philosophy.  Entergy’s compensation programs for Named Executive Officers are based on a philosophy of pay-for-performance which is embodied in the design of the annual and long-term incentive plans.  The annual incentive plan incentivizes and rewards the achievement of operational and financial metrics that are deemed by the Board to be consistent with the overall goals and strategic direction that the Board has set for Entergy.  For 2011, these metrics were earnings per share and operating cash flow.  The long-term incentive plan was comprised for many years of options and performance unit awards, and in 2011, Entergy added restricted stock awards to the program.  The value of these instruments to the executive is directly tied to the performance of the stock price, thereby aligning the interests of the executives and the stockholders.

2011 Performance and Significant Achievements.  The businesses delivered strong financial and operational performance in 2011, achieving record as reported earnings per share for the seventh year in a row and strong operating cash flow, despite substantially lagging our peer group in total shareholder return.  We believe the efforts in 2011 also have positioned the Company for future success, as reflected in the following significant achievements and recognitions:

•	Achieved record as reported earnings of $7.55 per share and operating cash flow of approximately $3.1 billion;
•	Returned to shareholders nearly $800 million through dividends and net share repurchases;
•
Proposed the transfer of control of the utility operating companies’ transmission assets to the Midwest Independent System Operator Regional Transmission Organization after a comprehensive review and analysis indicated up to $1.4 billion in potential net customer savings over the first 10 years;

•	Entered into agreements for the spin-off and merger with ITC Holdings Corp. of the Company’s transmission business;
•	Obtained 20-year license renewal from the Nuclear Regulatory Commission for Vermont Yankee nuclear facility;
•	Acquired the Rhode Island State Energy Center combined cycle gas turbine (CCGT) plant;

•	Completed the acquisition of the Acadia power station with full cost recovery;
•	Executed agreements and made appropriate regulatory filings to support the acquisitions of the Hinds and Hot Spring generating facilities and the Ninemile 6 new build CCGT project;
•	Completed securitization for costs associated with the Little Gypsy project;
•	Successfully resolved formula rate plans;
•	Maintained reliability of bulk electric system through 2011 ice events, tornadoes and record flooding;
•
Retained an evaluation in the ‘excellence’ category compared to peers for our Pilgrim and Vermont Yankee nuclear facilities, making a total of five plants in Entergy’s nuclear fleet currently with this evaluation;

•	Hedged over 29 TWh of future nuclear energy production;
•	Completed record runs at our Pilgrim and Cooper nuclear facilities;
•	Included on the Dow Jones Sustainability North America Index, marking the tenth consecutive year on either the DJSI World Index or DJSI North America Index, or both; and
•	Received multiple awards and recognition for economic development, community relations, corporate citizenship, climate protection, customer service and nuclear practices.

Application of Pay-for-Performance Philosophy.  Pay outcomes for the Named Executive Officers during 2011 clearly demonstrated the application of the pay-for-performance philosophy.  The annual incentive program is tied to the financial performance through the Entergy Achievement Multiplier (the performance metric used to determine awards under the Annual Incentive Plan), which is determined based on Entergy’s success in achieving the earnings per share and operating cash flow goals.  Entergy substantially exceeded the earnings per share goal of $6.60 in 2011 by $0.95 per share, while falling short of the operating cash flow goal of $3.35 billion by $221 million.  This resulted in an Entergy Achievement Multiplier of 128% of the executive’s target annual incentive plan compensation, with the Chief Executive Officer receiving an award equal to 154% of his base salary and the other Named Executive Officers each receiving awards equal to between 50% and 90% of their base salaries.  For additional information regarding the Annual Incentive Compensation program see “Short-Term Compensation - Non-Equity Incentive Plans (Cash Bonus).”

This contrasts with the performance under the long-term incentives, which are directly tied to total shareholder return.  Under the Long-Term Performance Unit Program, Entergy measures performance over a three year period by assessing Entergy's total shareholder return in relation to the total shareholder return of the companies included in the Philadelphia Utility Index, with payouts under the plan tied directly to Entergy’s performance in relation to the other companies in the index over the performance period.  Relative total shareholder return is used as the measure of performance under this program because it encourages the executives to deliver superior shareholder value in relation to Entergy’s peers and rewards not just stock appreciation, but also the ability to deliver significant dividends to shareholders.  Notwithstanding the strong overall operational and financial performance in 2011, the total shareholder return was in the bottom quartile of the Philadelphia Utility Index for the 2009-2011 performance period, which resulted in a zero payout for the performance units granted in 2009.  Moreover, many of the stock options granted to the Named Executive Officers in recent years have no intrinsic value, due to declines in Entergy’s stock price since they were granted.  For additional information regarding the long-term compensation program, see “Long-Term Compensation - Performance Unit Program.”

Objectives of the Executive Compensation Program

•
The greatest part of the compensation of the Named Executive Officers should be in the form of "at risk" performance-based compensation in order to focus the executives on the achievement of superior results.

The executive compensation programs are designed to ensure that a significant percentage of the total compensation of the Named Executive Officers is contingent on achievement of performance goals that drive total shareholder return and result in increases in Entergy Corporation's common stock price.  For example, each of the annual cash incentive and long-term performance unit programs is designed to pay out only if Entergy achieves pre-established performance goals.  If minimum established performance goals are not achieved, no payouts are made under the incentive programs. Assuming achievement of these performance goals at target levels, approximately 80% of the annual target total compensation (excluding non-qualified supplemental retirement income) of Entergy Corporation's Chief Executive Officer is at risk because it is performance-based compensation and the remaining 20% is represented by base salary.  For Mr. Denault and Mr. Taylor, assuming achievement of performance goals at the target levels, approximately 65% of the annual target total compensation (excluding non-qualified supplemental retirement income) is at risk because it is performance-based compensation with the remaining 35% represented by base salary.  For substantially all of the other Named Executive Officers, assuming achievement of performance goals at the target levels, at least 50% of the annual target total compensation (excluding non-qualified supplemental retirement income) is at risk because it is performance-based compensation with the remaining 50% represented by base salary.  Entergy Corporation's Chief Executive Officer's total compensation is at greater risk than the other Named Executive Officers, reflecting both market practice and acknowledging the leadership role of the Chief Executive Officer in setting company policies and strategies.

•	A substantial portion of the Named Executive Officers' compensation should be delivered in the form of equity awards.

To align the economic interests of the Named Executive Officers with the shareholders of Entergy Corporation, Entergy believes a substantial portion of its total compensation should be in the form of equity-based awards.  In 2011, awards were granted in the form of restricted stock, stock options and performance units.  Stock options and restricted stock generally will be subject to time-based vesting.  Performance units pay out only if Entergy Corporation achieves specified performance targets with the amount of payout contingent on the level of performance achieved and Entergy’s common stock price.  These awards focus and reward executive officers on building shareholder value. Further, beginning with the 2012-2014 performance period, the performance unit program will help to provide an even greater portion of the officer’s total compensation in equity, as these awards will be settled in shares of Entergy common stock rather than in cash.

•	The compensation programs of Entergy Corporation and the Subsidiaries should enable the companies to attract, retain and motivate executive talent by offering competitive compensation packages.

It is in the shareholders' best interests that Entergy Corporation and the Subsidiaries attract and retain talented executives by offering compensation packages that are competitive.  Entergy Corporation's Personnel Committee has sought to develop compensation programs that deliver total target compensation in the aggregate at approximately the 50th percentile of the market data.

The Starting Point

To develop a competitive compensation program, the Personnel Committee annually reviews base salary and other compensation data from two sources:

•
Survey Data:  The Committee uses published and private compensation survey data to develop marketplace compensation levels for executive officers.  The data, which is compiled by the Committee's independent compensation consultant, compares the current compensation opportunities provided to each of the executive officers against the compensation opportunities provided to executives holding similar positions at companies with corporate revenues consistent with the revenues of Entergy Corporation.  For non-industry specific positions such as a chief financial officer, the Committee reviews general industry data for total cash compensation (base salary and annual incentive).  For management positions that are industry-specific such as Group President, Utility Operations, the Committee reviews data from energy services companies for total cash compensation.  However, for long-term incentives, all positions are reviewed relative to utility market data.  The survey data reviewed by the Committee covers approximately 400 public and private companies in general industry and approximately over 60 investor-owned companies in the energy services sector.  In evaluating compensation levels against the survey data, the Committee considers only the aggregated survey data.  The identity of the companies comprising the survey data is not disclosed to, or considered by, the Committee in its decision-making process and, thus, is not considered material by the Committee.

The Committee uses the survey data to develop compensation opportunities that deliver total target compensation at approximately the 50th percentile of the surveyed companies. This survey data is used as the primary data for purposes of determining target compensation.  For this purpose, the Committee reviews the results of the survey data (organized in tabular format) comparing each of the Named Executive Officer's compensation relative to the 25th, 50th (or median) and 75th percentile of the surveyed companies.  The Committee considers its objectives to have been met if Entergy Corporation's Chief Executive Officer and the eight (8) other executive officers who constitute what is referred to as the Office of the Chief Executive each have a target compensation package that falls within the range of 85 - 115 percentile of the 50th percentile of the companies in the survey data.  In 2011, in the aggregate the target compensation of all of the Named Executive Officers fell within this range.  Actual compensation received by an individual officer may be above or below the 50th percentile based on an individual officer's skills, performance and responsibilities, Entergy Corporation performance and internal pay equity.

•
Proxy Analysis:  Although the survey data described above is the primary data source used in determining compensation, the Committee reviews data derived from proxy statements as an additional point of analysis.  The proxy data is used to compare the compensation levels of the named executive officers against the compensation levels of the corresponding top five highest paid executive officers from the companies in the Philadelphia Utilities Index.  The Personnel Committee does not target Entergy’s executive compensation elements against the companies included in the index, but rather, uses the proxy analysis to evaluate the reasonableness of the compensation program.  The proxy market data compare Entergy executive officers to other proxy officers based on pay rank without regard to roles and responsibilities.  These companies are:

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

Elements of the Compensation Program

The major components of the 2011 executive compensation program are presented below:

Entergy Corporation
Executive Compensation
Short-Term
Compensation
Long-Term
Compensation
Benefits
Base Salary
Compensation
Non-Equity
Incentive Plan
Stock Options
Performance
Units
Restricted
Stock

Entergy’s executive compensation package consists of a combination of short-term and long-term compensation elements.  Short-term compensation included base pay and annual cash incentive awards and long-term compensation included stock options, restricted stock and performance units.  All of the incentive plans are linked to Entergy’s financial and stock performance or its total shareholder return in relation to its peers.  The executive compensation program is approved by Entergy’s Personnel Committee, which consists entirely of independent board members.

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

Base salary is a component of each Named Executive Officer's compensation package because the Personnel Committee believes it is appropriate that some portion of the compensation that is provided to these officers is stable.  Also, base salary remains the most common form of payment throughout all industries.  Its use ensures a competitive compensation package for the Named Executive Officers.

The Committee (in the case of Mr. Leonard, Mr. Denault and Mr. Taylor) determine the base salaries for these Named Executive Officers, including whether to grant annual merit increases in base salary based on the following factors:

•	Entergy Corporation, business unit and individual performance during the prior year;
•	Market data;
•	Internal pay equity and the executive pay structure;

•	The Committee's assessment of other elements of compensation provided to the Named Executive Officers; and
•	Entergy’s Chief Executive Officer’s recommendations for the Named Executive Officers other than himself.

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

In 2011, the Named Executive Officers received merit increases in their base salaries in the range of 2 to 4 percent.  The increases in base salary were made in light of current economic conditions and the projected growth in executive salaries in 2011 based on general industry surveys obtained from human resources consulting firms.

The following table sets forth the 2011 base salaries for the Named Executive Officers.  Changes in base salaries were effective in April of each of the years shown.

Named Executive Officer	2010 Base Salary	2011 Base Salary
J. Wayne Leonard	$1,291,500	$1,323,800
Leo P. Denault	$630,000	$ 655,200
Gary J. Taylor	$570,000	$ 592,800
Theodore H. Bunting, Jr.	$350,448	$ 359,209
Joseph F. Domino	$317,754	$ 324,104
Haley R. Fisackerly	$275,000	$ 283,250
Hugh T. McDonald	$322,132	$ 330,185
William M. Mohl	$325,000	$ 335,550
Charles L. Rice, Jr.	$240,000	$ 247,200

Mr. Leonard’s base salary is larger than the other Named Executive Officers because of his leadership role in setting company policies and strategic planning and reflects market practice for salaries for chief executive officers of similarly sized companies.

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

The Named Executive Officers participate in a performance-based cash bonus plan known as the Executive Annual Incentive Plan or Executive Incentive Plan.  Under the plan, Entergy uses a performance metric known as the Entergy Achievement Multiplier to determine the percentage of target annual plan awards that will be paid each year to each Named Executive Officer.  Each year the Personnel Committee reviews the performance measures used to determine the Entergy Achievement Multiplier.  In December 2010, the Personnel Committee decided to retain the performance measures used in 2010.  Accordingly, the 2011 performance measures used to determine the Entergy Achievement Multiplier were consolidated earnings per share and operating cash flow, with each measure weighted equally.  The Committee selected these performance measures because:

•	earnings per share and operating cash flow have both a correlative and causal relationship to shareholder value over the long-term;
•	earnings per share and operating cash flow targets are aligned with externally-communicated goals; and

•	earnings per share and operating cash flow results are readily available in earning releases and SEC filings.

In addition, these measures are used by a number of other companies, including the companies in the Philadelphia Utility Index, as components of their incentive programs.  For example, approximately 72 percent of the industry peer group companies use earnings per share as an incentive measure.

The Committee sets minimum, target and maximum achievement levels under the Executive Incentive Plan.  Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight line interpolation.  If Entergy does not achieve its minimum achievement levels, no payout occurs under the Executive Incentive Plan.  In general, the Committee seeks to establish target achievement levels such that the relative difficulty of achieving the target level is consistent from year to year.  Over the past five years ending with 2011, the average Entergy Achievement Multiplier was 136% of target.

In December 2010, the Committee set the 2011 target awards for incentives to be paid for 2011 under the Executive Incentive Plan.  As a percentage of base salary, the target awards for certain of Entergy named executive officers were set as follows:  J. Wayne Leonard, CEO of Entergy Corporation (120%); Leo P. Denault, Executive Vice President and Chief Financial Officer (70%); and Gary J. Taylor, Group President Utility Operations (70%).  The Committee based its decision on the target awards for Mr. Denault and Mr. Taylor on the recommendation of Entergy’s Chief Executive Officer.

In setting these target awards, the Personnel Committee considered several factors, including:

•
Analysis provided by the Committee's independent compensation consultant as to compensation practices at the industry peer group companies and the general market for companies the size of Entergy Corporation;

•	Competitiveness of the compensation plans and Entergy’s ability to attract and retain top executive talent;
•	The individual performance of each Entergy named executive officer (other than the Chief Executive Officer of Entergy Corporation) as evaluated by the Chief Executive Officer of Entergy Corporation;
•	Target bonus levels in the market for comparable positions;
•	The desire to ensure that a substantial portion of total compensation is performance-based;
•	The relative importance of the short-term performance goals established pursuant to the Executive Incentive Plan;
•	Internal pay equity and the executive pay structure;
•	The Committee's assessment of other elements of compensation provided to the Named Executive Officers; and
•	Entergy’s Chief Executive Officer’s recommendations for the Named Executive Officers other than himself.

The Committee established a higher target percentage for Mr. Leonard compared to the other Named Executive Officers to reflect the following factors:

•	Market practices that compensate chief executive officers at greater potential compensation levels with more "pay at risk" than other executive officers.
•
The Personnel Committee's assessment of Mr. Leonard's strong performance based on the Board's annual performance evaluation, in which the Board reviews and assesses Mr. Leonard's performance based on critical factors such as:  leadership, strategic planning, financial results, succession planning, communications with all of Entergy’s stakeholders, external relations with the communities and industries in which Entergy Corporation operates and his relationship with the Board.

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

Target awards are set based on an executive officer’s current position and executive management level within the Entergy organization.  Executive management levels at Entergy range from Level 1 thorough Level 4.  Mr. Denault and Mr. Taylor hold positions in Level 2 whereas Mr. Bunting and Mr. Mohl hold positions in Level 3 and Mr. Domino, Mr. Fisackerly, Mr. McDonald and Mr. Rice hold positions in Level 4.  Accordingly, their respective incentive targets differ one from another based on the external market data developed by the Committee’s independent compensation consultant and the other factors noted above.

In December 2010, the Committee determined the Executive Incentive Plan targets to be used for purposes of establishing annual bonuses for 2011.  The Committee’s determination of the target levels was made after full Board review of management’s 2011 financial plan for Entergy Corporation, upon recommendation of the Finance Committee, and after the Committee’s determination that the established targets aligned with Entergy Corporation’s anticipated 2011 financial performance as reflected in the financial plan.  The targets established to measure management performance against as reported results were:

	Minimum	Target	Maximum
Earnings Per Share ($)	$6.10	$6.60	$7.10
Operating Cash Flow ($ in Billions)	$2.97	$3.35	$3.70

In January 2012, after reviewing earnings per share and operating cash flow results against the performance objectives in the above table, the Committee determined that Entergy Corporation had exceeded as reported earnings per share target of $6.60 by $0.95 in 2011 while falling short of the operating cash flow goal of $3.35 billion by $221 million in 2011.  In accordance with the terms of the Annual Incentive Plan, in January 2012, the Personnel Committee certified the 2012 Entergy Achievement Multiplier at 128% of target.

Under the terms of the Management Effectiveness Program, the Entergy Achievement Multiplier is automatically increased by 25 percent for the members of the Office of the Chief Executive if the pre-established underlying performance goals established by the Personnel Committee are satisfied at the end of the performance period, subject to the Personnel Committee's discretion to adjust the automatic multiplier downward or eliminate it altogether.  In accordance with Section 162(m) of the Internal Revenue Code, the multiplier which Entergy refers to as the Management Effectiveness Factor is intended to provide the Committee a mechanism to take into consideration specific achievement factors relating to the overall performance of Entergy Corporation.  In January 2012, the Committee eliminated the Management Effectiveness Factor with respect to the 2011 incentive awards, reflecting the Personnel Committee's determination that the Entergy Achievement Multiplier, in and of itself without the Management Effectiveness Factor, was consistent with the performance levels achieved by management.

The annual incentive awards for the Named Executive Officers (other than Mr. Leonard, Mr. Denault and Mr. Taylor) are awarded from an incentive pool approved by the Committee.  From this pool, each Named Executive Officer’s supervisor determines the annual incentive payment based on the Entergy Achievement Multiplier.  The supervisor has the discretion to increase or decrease the multiple used to determine an incentive award based on individual and business unit performance.  The incentive awards are subject to the ultimate approval of Entergy’s Chief Executive Officer.

The following table shows the Executive Incentive Plan payments as a percentage of base salary for 2011 based on an Entergy Achievement Multiplier of 128% as well as the incentive awards for each Named Executive Officer:

Named Executive Officer	Target	Percentage Base Salary	2011 Annual Incentive Award
J. Wayne Leonard	120%	154%	$2,033,356
Leo P. Denault	70%	90%	$ 587,059
Gary J. Taylor	70%	90%	$ 531,148
Theodore H. Bunting, Jr.	60%	111%	$ 400,000
Joseph F. Domino	50%	66%	$ 215,000
Haley R. Fisackerly	40%	53%	$ 150,000
Hugh T. McDonald	50%	65%	$ 210,000
William M. Mohl	60%	79%	$ 265,000
Charles L. Rice, Jr.	40%	53%	$ 130,000

Nuclear Retention Plan

Some of Entergy’s executive officers, including Mr. Taylor, participate in a retention plan for officers and other leaders with special expertise in the nuclear industry.  The Committee authorized this retention plan to attract and retain management talent in the nuclear power field, a field that requires unique technical and other expertise that is in great demand in the utility industry.  This type of retention plan is not an uncommon practice among companies that operate nuclear power plants.  Mr. Taylor’s participation in the plan covers a three-year period that began on January 1, 2009 and terminated with the January 2012 payment.  In January 2010, 2011 and 2012, in accordance with the terms and conditions of the plan, Mr. Taylor received a cash bonus equal to 30% of his base salary as of January 1, 2009.  Mr. Taylor’s participation in the plan (with respect to the period covered and percentage of base salary paid) is consistent with the level of participation of other employees who participate in the Plan.  Mr. Taylor has advised Entergy Corporation that he intends to resign from his position as Group President, Utility Operations, effective May 31, 2012.

Long-Term Compensation

Entergy’s goal for long-term incentive compensation is to focus and reward executive officers for building shareholder value and to increase the executive officers’ ownership in Entergy Corporation common stock.  In the long-term incentive programs, Entergy uses a mix of performance units, restricted stock and stock options.  Performance units reward the Named Executive Officers on the basis of total shareholder return, which is a measure of stock appreciation, dividend payments and stock price relative to the companies in the Philadelphia Utility Index.  Restricted stock ties the executive officers’ long-term financial interest to the long-term financial interests of the shareholders.  Stock options provide a direct incentive for increasing the price of Entergy Corporation common stock.  In addition, restricted stock units have occasionally been awarded for retention purposes or to offset forfeited compensation in order to attract officers and managers from other companies.  The target value of long-term incentive compensation granted is allocated 60% to performance units and 40% to a combination, equally divided, of stock options and restricted stock, all based on their grant date values.

Each of the performance units, shares of restricted stock and stock options granted to the Named Executive Officers in 2011 were awarded under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation, which is referred to as the 2007 Equity Ownership Plan.  At Entergy’s 2011 Annual Meeting, Entergy’s shareholders approved the 2011 Equity Ownership and Long Term Cash Incentive Plan or 2011 Equity Ownership Plan.  Any equity award granted after that date will be granted under the 2011 Equity Ownership Plan.

•	Performance Unit Program

Entergy issues performance unit awards to the Named Executive Officers under its Long-Term Performance Unit Program.  Historically, each performance unit equals the cash value of one share of Entergy Corporation common stock at the end of the three-year performance period.  Each unit also earns the cash equivalent of the dividends paid during the performance period.  Dividends accrued during the performance period are paid out only to the extent the performance measures are achieved and a payout under the program for that period occurs.  The Long-Term Performance Unit Program is structured to reward Named Executive Officers only if performance goals set by the Personnel Committee are met.  The Personnel Committee has no discretion to make awards if minimum performance goals are not achieved.  Beginning with the 2012-2014 performance period, upon vesting, the performance units granted under the Long-Term Performance Unit Program will be settled in shares of Entergy Corporation common stock rather than cash.  Accrued dividends on any shares earned under the plan will also be converted and paid in shares of Entergy Corporation common stock.  Entergy modified the form of payment to align the method of payment with market practice and to encourage the executives to own shares of Entergy Corporation common stock.  Executives are required to retain after-tax shares issued under the Long-Term Performance Unit Program until they have achieved their prescribed level of stock ownership under the stock ownership guidelines.

The Long-Term Performance Unit Program provides a minimum, target and maximum achievement level.  Performance is measured by assessing Entergy Corporation's total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index.  The Personnel Committee identified the Philadelphia Utility Index as the industry peer group for total shareholder return performance because the companies represented in this index closely approximate Entergy Corporation in terms of size and scale.  The Personnel Committee chose total shareholder return as a measure of performance because it assesses Entergy Corporation's creation of shareholder value relative to other electric utilities over the performance period.  It also takes into account dividends paid by the companies in this index and normalizes events that affect the industry as a whole.  Minimum, target and maximum performance levels are determined by reference to the percentile ranking of Entergy Corporation's total shareholder return against the total shareholder return of the companies in the Philadelphia Utility Index.  At any given time, a participant in the Long-Term Performance Unit Program may be participating in three performance periods.  Currently participants are participating in the 2010-2012, the 2011-2013 and the 2012-2014 performance periods.

The 2011-2013 Performance Unit Program Grant.  Subject to achievement of the performance levels, the Personnel Committee established target amounts of 26,000 performance units for Mr. Leonard; and 5,900 performance units for each of Mr. Denault and Mr. Taylor for the 2011-2013 performance period.  The target amounts for the other Named Executive Officers are as follows:  2,500 performance units for Mr. Bunting and Mr. Mohl; 1,200 performance units for each of Mr. Domino, Mr. McDonald, Mr. Fisackerly and Mr. Rice.  The range of payouts under the program is shown below.

Performance Levels:	Minimum	Target	Maximum
Total Shareholder Return	25th percentile	50th percentile	75th percentile
Payouts	25% of Target	100% of Target	200% of Target

There is no payout for performance below the 25th percentile.  Payouts between minimum and target and target and maximum are calculated using straight line interpolation. Beginning with the 2011-2013 performance period, Entergy reduced the maximum payout under the Long-Term Performance Unit Program from 250% to 200% of target and increased the minimum payout from 10% to 25% of target to better align with market practice.

The Personnel Committee sets payout opportunities for the Long-Term Performance Unit Program at the outset of each performance period.  In determining payout opportunities, the Committee considers several factors, including:

•	The advice of the Committee's independent compensation consultant regarding compensation practices at the industry peer group companies;

•	Competitiveness of Entergy’s compensation plans and their ability to attract and retain top executive talent;
•	Target long-term compensation values in the market for similar jobs;
•	The desire to ensure, as described above, that a substantial portion of total compensation is performance-based;
•	The relative importance of the long-term performance goals established pursuant to the Performance Unit Program;
•	Internal pay equity and the executive pay structure;
•	The Committee’s assessment of other elements of compensation provided to the Named Executive Officers; and
•	Entergy’s Chief Executive Officer’s recommendation for the Named Executive Officers other than himself.

The Committee established a higher target amount for Mr. Leonard compared to the other Named Executive Officers based on the following factors:

•	Mr. Leonard's leadership and contributions to Entergy Corporation's success as measured by, among other things, the overall performance of Entergy Corporation.
•	Market practices that compensate chief executive officers at greater potential compensation levels with more "pay at risk" than other named executive officers.

Payout for the 2009-2011 Performance Period.  For the 2009-2011 performance period, the target amounts were:

•	22,500 performance units for Mr. Leonard;
•	4,800 performance units for Mr. Denault and Mr. Taylor;
•	2,000 performance units for Mr. Bunting;
•	1,450 performance units for Mr. Mohl;
•	900 performance units each for Mr. Domino, Mr. Fisackerly and Mr. McDonald; and
•	450 performance units for Mr. Rice.

Participants could earn performance units based on relative total shareholder return and on the following range of payouts:

Performance Level	Minimum	Target	Maximum
Total Shareholder Return	25th percentile	50th percentile	75th percentile
Payouts	10% of target	100% of target	250% of Target

In January 2012, the Committee assessed Entergy Corporation’s total shareholder return for the 2009-2011 performance period in order to determine the actual number of performance units to be paid to Performance Unit Program participants for the 2009-2011 performance period.  The Committee compared the Company's total shareholder return against the total shareholder return of the companies that comprise the Philadelphia Utility Index. Based on this comparison, the Committee concluded that Entergy Corporation’s performance for the 2009-2011 performance period, ranked in the bottom quartile.  This resulted in no payout under the Performance Unit Program for the performance period.

•	Stock Options

The Personnel Committee and, in the case of the Named Executive Officers (other than Mr. Leonard, Mr. Denault and Mr. Taylor), Entergy’s Chief Executive Officer and the Named Executive Officer’s supervisor consider several factors in determining the amount of stock options it will grant to the Named Executive Officers, including:

•	Individual performance;
•	Prevailing market practice in stock option grants;

•	The targeted long-term value created by the use of stock options;
•	Internal pay equity and the executive pay structure;
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

For stock option awards to the Named Executive Officers (other than Mr. Leonard), the Committee's assessment of individual performance of each Named Executive Officer in consultation with Entergy Corporation's Chief Executive Officer, which involves a review of each officer’s performance, role and responsibilities, strengths and developmental opportunities and is the most important factor in determining the number of options awarded.  The Committee also considers the significant achievements of Entergy for the prior year.

The following table sets forth the number of stock options granted to each Named Executive Officer in 2011.  The exercise price for each option was $72.79, which was the closing price of Entergy Corporation common stock on the date of grant.

Named Executive Officer	Stock Options
J. Wayne Leonard	70,000
Leo P. Denault	25,000
Gary J. Taylor	20,000
Theodore H. Bunting, Jr.	6,800
Joseph F. Domino	2,900
Haley R. Fisackerly	2,900
Hugh T. McDonald	2,900
Willliam M. Mohl	6,100
Charles L. Rice	2,900

The option grants awarded to the Named Executive Officers (other than Mr. Leonard) ranged in number between 2,900 and 25,000 shares and were determined based on the factors described above.  In the case of Mr. Leonard, who received 70,000 stock options, the Committee took special note of his performance as Entergy Corporation's Chief Executive Officer.   The number of options granted to the Named Executive Officers decreased from prior year grants as a result of the addition of awards of restricted stock in 2011 as part of the executives’ long-term incentive compensation.  Forty percent of the target value of the long-term incentive compensation for 2011 was allocated to the grant of stock options and restricted stock, equally divided in value, based on their grant date values.  Entergy added restricted stock to the long-term compensation because Entergy believes it enhances retention, mitigates the burn rate and assists in building stock ownership.

For additional information regarding stock options awarded in 2011 to each of the Named Executive Officers, see the 2011 Grants of Plan-Based Awards table.

Under Entergy’s equity plans, all stock options must have an exercise price equal to the closing fair market value of Entergy Corporation common stock on the date of grant.  In 2008, Entergy Corporation implemented guidelines that require an executive officer to achieve and maintain a level of Entergy Corporation stock ownership equal to a multiple of his or her salary.  Until an executive officer satisfies the applicable stock ownership guidelines of Entergy Corporation common stock, the executive officer (including a Named Executive Officer) upon exercising any stock option granted on or after January 1, 2003, must retain at least 75% of the after-tax net profit from such stock option exercise in the form of Entergy Corporation common stock.  The equity ownership plans prohibit the repricing of “underwater” stock options without shareholder approval.

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

•	Restricted Stock

During 2011, the Personnel Committee approved a change in the long-term incentive awards to include awards of restricted stock to the executive officers.  The grant of restricted stock awards replaced a portion of the stock option awards historically granted to the executive officers.  Entergy believes this change enhances retention, mitigates the burn rate and assists in building ownership of the common stock.

The restricted stock awards are intended to:

•	Align the interests of executive officers with the interests of shareholders by tying executive officers’ long-term financial interests to the long-term financial interests of shareholders;
•	Act as a retention mechanism for the key executives officers; and
•	Maintain a market competitive position for total compensation.

Shares of restricted stock vest over a three-year period, have voting rights and accrue dividends during the vesting period.  Upon vesting, shares of Entergy common stock will be distributed along with the dividends that have accrued on the vested shares.  Officers subject to the stock ownership guidelines will be required to retain vested shares until they satisfy the stock ownership guidelines.

The Personnel Committee considers several factors in determining the amount of restricted stock it will grant to the Named Executive Officers, including:

•	Individual performance;
•	Prevailing market practice in restricted stock grants;
•	The targeted long-term value created by the use of restricted stock;
•	Internal pay equity and the executive pay structure;
•
The number of participants eligible for restricted stock, and the resulting "burn rate" (i.e., the number of restricted shares authorized divided by the total number of shares outstanding) to assess the potential dilutive effect; and

•
The Committee's assessment of other elements of compensation provided to the Named Executive Officers based upon the Chief Executive Officer’s recommendations for the Named Executive Officers other than himself.

For restricted stock awards, the Committee's assessment of individual performance of each Named Executive Officer, in consultation with the Chief Executive Officer, involves a review of each officer’s performance, role and responsibilities, strengths and developmental opportunities is the most important factor in determining the number of shares of restricted stock awarded.  The Committee also considers the significant achievements of Entergy for the prior year.

The following table sets forth the number of shares of restricted stock granted to each Named Executive Officer in 2011.

Named Exeutive Officer	Shares of Restricted Stock
J. Wayne Leonard	11,500
Leo P. Denault	5,000
Gary J. Taylor	3,000
Theodore H. Bunting, Jr.	1,750
Joseph F. Domino	900
Haley R. Fisackerly	900
Hugh T. McDonald	900
William M. Mohl	1,100
Charles L. Rice	650

The shares of restricted stock awarded to the named executive officers (other than the Chief Executive Officer) ranged in number between 650 and 5,000 shares and were determined based on the factors described above.  In the case of Entergy’s Chief Executive Officer, who received 11,500 shares of restricted stock in 2011, the Committee took special note of Mr. Leonard’s performance as Entergy Corporation’s Chief Executive Officer.

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

The Named Executive Officers participate in an Entergy Corporation-sponsored pension plan that covers a broad group of employees.  This pension plan is a funded, tax-qualified, noncontributory defined benefit pension plan.  Benefits under the pension plan are based upon an employee's years of service with an Entergy system company and the employee's average monthly rate of “Eligible Earnings” (which generally includes the employee’s salary and eligible incentive awards, other than incentive awards paid under the Executive Incentive Plan) for the highest consecutive 60 months during the 120 months preceding termination of employment.  Benefits under the tax-qualified plan are payable monthly after attainment of at least age 55 and after separation from an Entergy system company.  The amount of annual earnings that may be considered in calculating benefits under the tax-qualified pension plan is limited by federal law.

Benefits under the tax-qualified pension plan in which the Named Executive Officer participates are calculated as an annuity payable at age 65 and equal to 1.5% of a participant's Eligible Earnings multiplied by years of service.  Years of service under the pension plan formula cannot exceed 40.  Contributions to the pension plan are made entirely by the employer and are paid into a trust fund from which the benefits of participants will be paid.

Entergy Corporation sponsors the Pension Equalization Plan, which is available to a select group of management and highly compensated employees, including the Named Executive Officers (other than Entergy’s Chief Executive Officer).  The Pension Equalization Plan is a non-qualified unfunded supplemental retirement plan that provides for the payment to participants from an Entergy System employer's general assets a single lump sum cash distribution upon separation from service generally equal to the actuarial present value of the difference between the amount that would have been payable as an annuity under the tax-qualified pension plan, but for Internal Revenue Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and the amount actually payable as an annuity under the tax-qualified pension plan.  The Pension Equalization Plan also takes into account as “Eligible Earnings” any incentive awards paid under the Executive Incentive Plan.

Entergy Corporation also sponsors the System Executive Retirement Plan, which is available to Entergy’s approximately 60 officers, including the Named Executive Officers (other than Entergy’s Chief Executive Officer).  Participation in the System Executive Retirement Plan requires individual approval by the plan administrator.  An employee participating in both the System Executive Retirement Plan and the Pension Equalization Plan is eligible to receive only the greater of the two single-sum benefits computed in accordance with the terms and conditions of each plan.

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

Mr. Leonard's retention agreement (as further discussed below) provides that, in lieu of his participation in the Pension Equalization Plan and the System Executive Retirement Plan, upon the termination of his employment (unless such termination is for Cause, as defined in the agreement), he will be entitled to receive a benefit equal to 60% of his Final Average Compensation (as described in the description of the System Executive Retirement Plan above) calculated as a single life annuity and payable as an actuarial equivalent lump sum.  This benefit will be reduced by other benefits to which he is entitled from any Entergy Corporation-sponsored pension plan or prior employer pension plans. The terms of Mr. Leonard's Supplemental Retirement Benefit were negotiated at the time his employment with Entergy Corporation commenced and were designed to, among other things, offset the loss of benefits resulting from Mr. Leonard's resignation from his prior employer.  At the time that Entergy recruited Mr. Leonard, he had accumulated twenty-five years of seniority with his prior employer and had served as an executive officer for that employer for over ten years and in an officer-level capacity for over fifteen years.

The Entergy System company employer of Mr. Taylor and Mr. Denault has agreed to provide service credit to each of them under either the Pension Equalization Plan or the System Executive Retirement Plan. Entergy System company employers typically offer these service credit benefits as one element of the total compensation package offered to new mid-level or senior executives that are recruited from other companies.  By offering these executives "credited service," Entergy Corporation is able to compete more effectively to hire these employees by mitigating the potential loss of their pension benefits resulting from accepting employment within the Entergy system.

See the 2011 Pension Benefits table for additional information regarding the operation of the plans described under this caption.

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

The Named Executive Officers are eligible to defer up to 100% of their Executive Incentive Plan and Long-Term Performance Unit Program awards into either or both the Entergy-sponsored Executive Deferred Compensation Plan and the equity plan.  In addition, they are eligible to defer up to 100% of their base salary into the Executive Deferred Compensation Plan.

Entergy provides these benefits because the Committee believes it is standard market practice to permit officers to defer the cash portion of their compensation.  The Committee believes that providing this benefit is important as a retention and recruitment tool as many, if not all, of the companies with which they compete for executive talent provide a similar arrangement to the senior employees.

All deferral amounts represent an unfunded liability of the employer.  Amounts deferred into the equity plan are deemed invested in phantom shares of Entergy Corporation common stock.  Amounts deferred under the Executive Deferred Compensation Plan are deemed invested in one or more of the available investment options (generally mutual funds) offered under the Savings Plan.

Entergy does not "match" amounts that are deferred by employees pursuant to the Executive Deferred Compensation Plan or equity plan.  With the exception of allowing for the deferral of federal and state taxes, no additional benefits are provided to the Named Executive Officer for deferring any of the above payments.  Any increase in value of the deferred amounts results solely from the increase in value of the deemed investment options selected by the Named Executive Officer (phantom Entergy stock or mutual funds available under the Savings Plan).

Additionally, Mr. Leonard currently has a deferred account balance under a frozen Defined Contribution Restoration Plan.  These amounts are deemed invested in the options available under this plan.

•	Health & Welfare Benefits

The Named Executive Officers are eligible to participate in various health and welfare benefits available to a broad group of employees.  These benefits include medical, dental and vision coverage, life and accidental death and dismemberment insurance and long-term disability insurance.  Eligibility, coverage levels, potential employee contributions and other plan design features are the same for the Named Executive Officers as for the broad employee population.

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

Entergy provides the Named Executive Officers with a limited number of perquisites and other personal benefits as part of providing a competitive executive compensation program and for employee retention.  The Personnel Committee reviews all perquisites, including the use of corporate aircraft, on an annual basis. In 2011, the Named Executive Officers were offered the following personal benefits: corporate aircraft usage, relocation and housing benefits and annual mandatory physical exams. In 2011, Entergy discontinued providing personal financial counseling, club dues for members of the Office of Chief Executive and tax gross up payments on any perquisites, except for relocation benefits.  The Named Executive Officers did not receive any additional compensation for the lost value of these discontinued perquisites.

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

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which each of the Named Executive Officers (other than Entergy’s Chief Executive Officer and Chief Financial Officer) is entitled to receive "change in control" payments and benefits if such officer's employment is involuntarily terminated.  Severance payments under the System Executive Continuity Plan are based on a multiple of the sum of an executive officer’s annual base salary plus his or her average Executive Incentive Plan award at target for the two fiscal years immediately preceding the fiscal year in which the termination of employment occurs.  Under no circumstances can this multiple exceed 2.99 the sum of (a) annual base salary plus (b) the higher of: (i) the annual incentive award actually awarded to the executive office under the Executive Incentive Plan for the fiscal year immediately preceding the fiscal year in which the termination of employment occurs or (ii) the average Executive Incentive Plan award for the two fiscal years immediately preceding the fiscal year in which the termination of employment occurs.  Entergy Corporation has strived to ensure that the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices.  The executive officers will not receive any tax gross up payments on any severance benefits received under this plan.

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

At present, Entergy Corporation has entered into retention agreements with Mr. Leonard, Entergy’s Chief Executive Officer, and Mr. Denault, Entergy’s Chief Financial Officer.  In general, these retention agreements provide for "change in control" payments and other benefits in lieu of those provided under the System Executive Continuity Plan.  The retention agreements entered into with Mr. Leonard and Mr. Denault reflect, among other things, the competition for chief executive officer and chief financial officer talent in the market place and the Committee's assessment of the critical role of these officers in executing Entergy Corporation's long-term financial and other strategic objectives.  Based on market data provided by its former independent compensation consultant, the Personnel Committee believes the benefits and payment levels under these retention agreements are consistent with market practices.  As with any severance benefits paid under the System Executive continuity, and to align with best practices, in December 2011, both Mr. Leonard and Mr. Denault will not receive any tax gross up payments on any severance benefits they may receive under these agreements.

For additional information regarding the System Executive Continuity Plan and the retention agreements described above, see "Potential Payments upon Termination or Change in Control."

Compensation Program Administration

Executive Compensation Governance

Entergy Corporation strives strive to ensure that the compensation philosophy and practices are in line with the best practices of companies in the industry as well as Fortune 500 companies.  Some of these practices include the following:

1.
Entergy’s ultimate objective is to deliver long-term value to shareholders as well as other stakeholders such as customers and employees.  Entergy continually reviews and adjusts the pay programs so that the primary focus is on long-term success.  Executives understand that successful long-term decision making will allow them to be paid their target compensation.  Short term decisions that impair the long term value will reduce an executive’s compensation over the long term.  To further this objective, beginning with the 2012-2014 performance period of the Long-Term Performance Unit Program, performance awards will be settled 100 percent in Entergy common stock upon vesting with all shares required to be retained until the officer satisfies their ownership requirements.   In 2011, Entergy also increased the portion of long-term compensation that will be derived from performance units from 50% to 60% and decreased the portion that will be derived from other equity awards to 40%.  Entergy added restricted stock awards to the long-term compensation program because it believes the use of restricted stock enhances retention, mitigates the burn rate and assists in building ownership of its common stock. Entergy believes that these actions further align the interest of the executive officers with those of the shareholders.

2.
The adoption of the Entergy Corporation Policy Regarding Recoupment of Certain Compensation.  This policy covers executive officers who are subject to Section 16 of the Exchange Act.  Under the policy, the Committee will require reimbursement of incentives paid these executives where:

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

The amount the Committee requires to be reimbursed is equal to the excess of the gross incentive payment made over the gross payment that would have been made if the original payment had been determined based on the restated financial results or correct calculation.  Further, following a material restatement of its financial statements, Entergy Corporation will seek to recover any compensation received by the Chief Executive Officer and Chief Financial Officer that is required to be reimbursed under Section 304 of the Sarbanes-Oxley Act of 2002

3.
Formalization of the timing and process for reviewing the executive compensation consultant services and fees.  Annually, the Committee reviews the relationship with its compensation consultant including services provided, quality of those services and fees associated with services during the fiscal year to ensure executive compensation consultant independence is maintained.  To ensure the independence of the Committee’s compensation consultant, Entergy’s Board adopted a policy that any consultant (including its affiliates) retained by the Board of Directors or any Committee of the Board of Directors to provide advice or recommendations on the amount or form of executive and director compensation should not be retained by Entergy Corporation or any of its affiliates to provide other services in an aggregate amount that exceeds $120,000.  In 2011, Pay Governance did not provide any services to the Entergy other than its services to the Personnel Committee.

4.
Adoption of  an anti-hedging policy that prohibits officers, directors and employees from entering into hedging or monetization transactions involving Entergy Corporation common stock.  Prohibited transactions include, without limitation, zero-cost collars, forward sale contracts, purchase or sale of options, puts, calls, straddles or equity swaps or other derivatives that are directly linked to the Entergy’s stock or transactions involving “short-sales” of Entergy’s stock.  The Entergy Board adopted this policy to require officers, directors and employees to continue to own Entergy Corporation common stock with the full risks and rewards of ownership, thereby ensuring continued alignment of their objectives with Entergy’s other shareholders.

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

Certain aspects of the compensation of officers who are not Entergy Corporation named executive officers, Mr. Bunting, Mr. Domino, Mr. Fisackerly, Mr. McDonald, Mr. Mohl and Mr. Rice are not directly determined by the Personnel Committee.  While the Committee does determine the number of performance units to be granted to these Named Executive Officers, the Committee does not determine the actual annual incentive target for these Named Executive Officers.  Rather, the Committee establishes an overall available annual incentive pool for these officers and establishes the specific goal targets and ranges, the officers’ respective supervisor determines the actual incentive payment, in each case, subject to the ultimate approval of Entergy’s Chief Executive Officer.  Further, Entergy’s Chief Executive Officer and the officer’s supervisor have ultimate responsibility for adjusting the salary of these Named Executive Officers as deemed appropriate.  The officer’s supervisor and Entergy’s Chief Executive Officer also determine how many stock option and restricted stock  awards are to be allocated to the Named Executive Officers from an available pool established by the Personnel Committee for similarly situated officers, though the Personnel Committee ultimately approves the options granted.

Role of Chief Executive Officer

The Personnel Committee solicits recommendations from Mr. Leonard, Entergy Corporation's Chief Executive Officer, with respect to compensation decisions for Mr. Denault and Mr. Taylor.  The Personnel Committee also relies on the recommendations of the senior human resources executives with respect to compensation decisions, policies and practices.  Entergy’s Chief Executive Officer’s role is limited to:

•	providing the Committee with an assessment of the performance of Mr. Denault and Mr. Taylor; and
•	recommending base salary, annual merit increases, stock option, restricted stock and annual cash incentive plan compensation amounts for these officers.

In addition, the Committee may request that Mr. Leonard provide management feedback and recommendations on changes in the design of compensation programs, such as special retention plans or changes in the structure of bonus programs.  Mr. Leonard does not play any role with respect to any matter affecting his own compensation nor does he have any role determining or recommending the amount, or form, of director compensation.

As noted above, under “Role of Personnel Committee,” Mr. Leonard also plays a role in determining the Subsidiary Named Executive Officers’ base salary, their annual incentive target and the number of stock options they receive.

Mr. Leonard may attend meetings of the Personnel Committee only at the invitation of the chair of the Personnel Committee and cannot call a meeting of the Committee.  However, he is not in attendance at any meeting when the Committee determines and approves the compensation to be paid to the Named Executive Officers.  Since he is not a member of the Committee, he has no vote on matters submitted to the Committee.  During 2011, Mr. Leonard attended 5 meetings of the Personnel Committee.

Role of the Compensation Consultant

The Personnel Committee has the sole authority from the Entergy Board of Directors for the appointment, compensation and oversight of its outside compensation consultant.  In 2011, the Personnel Committee retained Pay Governance LLC as its independent compensation consultant to assist it in, among other things, evaluating different compensation programs and developing market data to assess the compensation programs.  Under the terms of its engagement, Pay Governance reports directly to the Personnel Committee, which has the right to retain or dismiss the consultant without the consent of Entergy’s management.  Management may not retain Pay Governance for any services that in an aggregate amount would exceed $120,000.

During 2011, Pay Governance assisted the Committee with its responsibilities related to Entergy’s compensation programs for its executives.  Specifically, the Committee directed Pay Governance to: (i) regularly attend meetings of the Committee, (ii) conduct studies of competitive compensation practices, (iii) identify Entergy’s market surveys and proxy peer group, (iv) review base salary, annual incentives and long-term incentive compensation opportunities relative to competitive practices, and (v) develop conclusions and recommendations related to the executive compensation plan of Entergy for consideration by the Committee.  A senior consultant from Pay Governance attended all Personnel Committee meetings in 2011.  Pay Governance did not provide any other services to Entergy in 2011.

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

EXECUTIVE COMPENSATION TABLES

2011 Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2011, 2010 and 2009.  For information on the principal positions held by each of the Named Executive Officers, see Item 10, “Directors and Executive Officers of the Registrants.”  The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  None of the Entergy System companies has entered into any employment agreements with any of the Named Executive Officers (other than the retention agreements described in “Potential Payments upon Termination or Change in Control”).  For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total

Theodore H. Bunting, Jr.	2011	$356,884	$ -	$351,108	$78,064	$400,000	$632,100	$14,094	$1,832,250
Acting principal financial	2010	$350,448	$ -	$237,864	$194,155	$525,000	$392,300	$22,609	$1,722,376
officer – Entergy Arkansas,	2009	$361,388	$ -	$174,380	$143,280	$335,000	$535,700	$23,065	$1,572,813
Entergy Gulf States Louisiana,
Entergy Louisiana, Entergy
Mississippi, Entergy New
Orleans, Entergy Texas

Leo P. Denault	2011	$648,512	$ -	$891,941	$287,000	$587,059	$980,400	$16,756	$3,411,668
Executive Vice President and	2010	$630,000	$ -	$573,036	$669,500	$758,520	$528,600	$52,276	$3,211,932
CFO – Entergy Corp.	2009	$654,231	$ -	$418,512	$537,300	$507,150	$837,200	$60,688	$3,015,081

Joseph F. Domino	2011	$322,418	$ -	$172,899	$33,292	$215,000	$573,500	$19,207	$1,336,316
CEO - Entergy Texas	2010	$317,754	$ -	$108,120	$61,594	$317,754	$224,500	$33,476	$1,063,198
	2009	$329,976	$10,000	$78,471	$53,730	$111,373	$322,100	$45,396	$951,046

Haley R. Fisackerly	2011	$280,885	$ -	$172,899	$33,292	$150,000	$295,700	$16,603	$949,379
CEO – Entergy Mississippi	2010	$274,999	$ -	$108,120	$120,510	$192,500	$190,000	$39,370	$925,499
	2009	$274,999	$8,250	$78,471	$45,372	$138,000	$168,300	$35,675	$749,067

J. Wayne Leonard	2011	$1,315,229	$ -	$3,163,825	$803,600	$2,033,356	$2,749,700	$65,061	$10,130,771
Chairman of the Board and	2010	$1,291,500	$ -	$2,411,076	$1,807,650	$2,665,656	$ -	$104,185	$8,280,067
CEO - Entergy Corp.	2009	$1,341,174	$ -	$10,067,775	$1,492,500	$1,782,270	$499,800	$200,040	$15,383,559

Hugh T. McDonald	2011	$327,892	$ -	$172,899	$33,292	$210,000	$485,000	$28,320	$1,257,403
CEO-Entergy Arkansas	2010	$322,132	$ -	$108,120	$61,594	$297,972	$205,000	$54,990	$1,049,808
	2009	$324,610	$10,000	$78,471	$53,730	$128,066	$252,500	$67,221	$914,598

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total

William M. Mohl	2011	$332,751	$ -	$303,794	$70,028	$265,000	$388,900	$26,668	$1,387,141
CEO-Entergy Louisiana and	2010	$299,193	$ -	$216,240	$120,510	$380,250	$166,718	$148,767	$1,331,678
CEO-Entergy Gulf States
Louisiana

Charles L. Rice, Jr.	2011	$245,312	$ -	$154,702	$33,292	$130,000	$78,400	$20,594	$662,300
CEO-Entergy New Orleans	2010	$203,879	$9,962	$90,064	$ -	$192,000	$30,944	$18,708	$545,557

Gary J. Taylor	2011	$586,750	$171,000	$746,361	$229,600	$531,148	$854,500	$24,209	$3,143,568
Group President,	2010	$570,000	$171,000	$573,036	$535,600	$686,280	$438,800	$92,680	$3,067,396
Utility Operations	2009	$591,924	$105,000	$418,512	$358,200	$458,850	$706,600	$87,946	$2,727,032
Entergy Corp.

(1)
The amounts in column (c) represent the actual base salary paid to the Named Executive Officer.  The 2011 changes in base salaries were effective in April 2011.  The Named Executive Officers are paid on a bi-weekly basis and during 2009 there was an extra pay period.

(2)
The amounts in column (d) for Mr. Taylor represent the cash bonus paid to him pursuant to the Nuclear Retention Plan.  See “Non-Equity Incentive Plans – Nuclear Retention Plan” in Compensation Discussion and Analysis.

(3)
The amounts in column (e) represent the aggregate grant date fair value of restricted stock and performance units granted under the 2007 Equity Ownership Plan calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock is based on the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of performance units is based on the probable outcome of the applicable performance conditions, measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  If the highest achievement level is attained, the maximum amounts that will be received with respect to the 2011 performance units are as follows:  Mr. Bunting, $363,950; Mr. Denault, $858,922; Mr. Domino, $174,696; Mr. Fisackerly, $174,696; Mr. Leonard, $3,785,080; Mr. McDonald, $174,696; Mr. Mohl, $363,950; Mr. Rice, $174,696; and Mr. Taylor, $858,922.

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
(6)
The amounts in column (h) include the annual actuarial increase in the present value of the Named Executive Officer’s benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements and includes amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested (see “2010 Pension Benefits”).  None of the increase is attributable to above-market or preferential earnings on non-qualified deferred compensation (see “2011 Non-qualified Deferred Compensation”).  For 2010 the aggregate change in the actuarial present value of Mr. Leonard’s pension benefits was a decrease of $539,200.

(7)
The amounts set forth in column (i) for 2011 include (a) matching contributions by Entergy Corporation to each of the Named Executive Officers; (b) life insurance premiums; (c) tax gross up payments relating to relocation benefits; and (d) perquisites and other compensation.  The amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
Theodore H. Bunting, Jr.	$10,290	$3,804	$ -	$ -	$14,094
Leo P. Denault	$10,290	$4,002	$ -	$2,464	$16,756
Joseph F. Domino	$10,290	$5,995	$ -	$2,922	$19,207
Haley R. Fisackerly	$9,338	$417	$ -	$6,848	$16,603
J. Wayne Leonard	$10,290	$11,484	$ -	$43,287	$65,061
Hugh T. McDonald	$10,290	$3,486	$ -	$14,544	$28,320
William M. Mohl	$10,290	$3,539	$3,770	$9,069	$26,668
Charles L. Rice, Jr.	$10,290	$3,168	$ -	$7,136	$20,594
Gary J. Taylor	$10,290	$7,316	$ -	$6,603	$24,209

Effective January 2011, Entergy Corporation eliminated tax gross up payments on all perquisites, except for relocation benefits.

Perquisites and Other Compensation

The amounts set forth in column (i) include perquisites and other personal benefits that Entergy Corporation provides to the Named Executive Officers as part of providing a competitive executive compensation program and for employee retention. Beginning in January 2011, Entergy Corporation discontinued providing personal financial counseling and club dues for members of the Office of Chief Executive and in 2011, the Named Executive Officers were offered the following personal benefits: corporate aircraft usage, relocation and housing benefits and annual mandatory physical exams.  The following perquisites and other compensation were provided by Entergy Corporation in 2011 with the financial counseling and club dues reflecting perquisites received in 2010, but paid in 2011.

Named Executive Officer	Financial Counseling	Club Dues	Personal Use of Corporate Aircraft	Relocation	Executive Physicals
Theodore H. Bunting, Jr.
Leo P. Denault	x				x
Joseph F. Domino	x				x
Haley R. Fisackerly	x	x
J. Wayne Leonard	x		x		x
Hugh T. McDonald	x	x
William M. Mohl	x	x		x
Charles L. Rice, Jr.		x			x
Gary J. Taylor	x	x	x		x

For security and business reasons, Entergy Corporation permits Mr. Leonard to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  The aggregate incremental aircraft usage cost associated with Mr. Leonard’s personal use of  the corporate aircraft, including the costs associated with travel to outside board meetings, was $36,823 for fiscal year 2011.  These amounts are reflected in column (i) and the total above.  The incremental cost to Entergy Corporation for use of the corporate aircraft is based on the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications and fees, including flight planning, ground handling and landing permits.

None of the other perquisites referenced above exceeded $25,000 for any of the other Named Executive Officers.

2011 Grants of Plan-Based Awards

The following table summarizes award grants during 2011 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
(a) Name	(b) Grant Date	(c) Thresh- old ($)	(d) Target ($)	(e) Maximum ($)	(f) Threshold (#)	(g) Target (#)	(h) Maximum (#)	(i) All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	(j) All Other Option Awards: Number of Securities Under- lying Options (#) (4)	(k) Exercise or Base Price of Option Awards ($/Sh)	(l) Grant Date Fair Value of Stock and Option Awards (5)

Theodore H. Bunting, Jr.	1/27/11	-	$215,525	$431,050
	1/27/11				625	2,500	5,000				$223,725
	1/27/11							1,750			$127,383
	1/27/11								6,800	$72.79	$78,064

Leo P. Denault	1/27/11	-	$458,640	$917,280
	1/27/11				1,475	5,900	11,800				$527,991
	1/27/11							5,000			$363,950
	1/27/11								25,000	$72.79	$287,000

Joseph F. Domino	1/27/11	-	$162,052	$324,104
	1/27/11				300	1,200	2,400				$107,388
	1/27/11							900			$65,511
	1/27/11								2,900	$72.79	$33,292

Haley R. Fisackerly	1/27/11	-	$113,300	$226,600
	1/27/11				300	1,200	2,400				$107,388
	1/27/11							900			$65,511
	1/27/11								2,900	$72.79	$33,292

J. Wayne Leonard	1/27/11	-	$1,588,560	$3,177,120
	1/27/11				6,500	26,000	52,000				$2,326,740
	1/27/11							11,500			$837,085
	1/27/11								70,000	$72.79	$803,600

Hugh T. McDonald	1/27/11	-	$161,000	$322,000
	1/27/11				300	1,200	2,400				$107,388
	1/27/11							900			$65,511
	1/27/11								2,900	$72.79	$33,292

William M. Mohl	1/27/11	-	$201,330	$402,660
	1/27/11				625	2,500	5,000				$223,725
	1/27/11							1,100			$80,069
	1/27/11								6,100	$72.79	$70,028

Charles L. Rice, Jr.	1/27/11	-	$98,880	$197,760
	1/27/11				300	1,200	2,400				$107,388
	1/27/11							650			$47,314
	1/27/11								2,900	$72.79	$33,292

Gary J. Taylor	1/27/11	-	$414,960	$829,920
	1/27/11				1,475	5,900	11,800				$527,991
	1/27/11							3,000			$218,370
	1/27/11								20,000	$72.79	$229,600

(1)
The amounts in columns (c), (d) and (e) represent minimum, target and maximum payment levels under the Annual Incentive Plan.  The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (f), (g) and (h) represent the minimum, target and maximum payment levels under the Performance Unit Program.  Performance under the program is measured by Entergy Corporation’s total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utility Index.  If Entergy Corporation’s total shareholder return is not at least 25% of that for the Philadelphia Utility Index, there is no payout.  Subject to achievement of performance targets, each unit will be converted into the cash equivalent of one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2013.)

(3)
The amounts in column (i) represent shares of restricted stock granted under the 2007 Equity Ownership Plan.  Shares of restricted stock vest over a three-year period, have voting rights and accrue dividends during the vesting period.

(4)
The amounts in column (j) represent options to purchase shares of Entergy Corporation’s common stock.  The options vest one-third on each of the first through third anniversaries of the grant date and have a ten-year term from the date of grant.  The options were granted under the 2007 Equity Ownership Plan.

(5)
The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See Notes 2 and 3 to the Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.

2011 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of the end of 2011.

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Theodore H.	-	6,800(1)		$72.79	1/27/2021
Bunting, Jr.	4,833	9,667(2)		$77.10	1/28/2020
	8,000	4,000(3)		$77.53	1/29/2019
	18,000	-		$108.20	1/24/2018
	10,000	-		$91.82	1/25/2017
	5,000	-		$68.89	1/26/2016
	2,200	-		$69.47	1/27/2015
	1,000	-		$58.60	3/02/2014
								625(4)	$45,656
								220(5)	$16,071
						1,750(6)	$127,838

Leo P. Denault	-	25,000(1)		$72.79	1/27/2021
	16,666	33,334(2)		$77.10	1/28/2020
	30,000	15,000(3)		$77.53	1/29/2019
	50,000	-		$108.20	1/24/2018
	60,000	-		$91.82	1/25/2017
	50,000	-		$68.89	1/26/2016
	35,000	-		$69.47	1/27/2015
	34,995	-		$58.60	3/02/2014
	338	-		$52.40	2/11/2012
	6,802	-		$44.45	1/30/2013
	10,493	-		$41.69	2/11/2012
								1,475(4)	$107,749
								530(5)	$38,717
						5,000(6)	$365,250
						16,000(7)	$1,168,800

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph F. Domino	-	2,900(1)		$72.79	1/27/2021
	1,533	3,067(2)		$77.10	1/28/2020
	3,000	1,500(3)		$77.53	1/29/2019
	7,000	-		$108.20	1/24/2018
	12,000	-		$91.82	1/25/2017
	7,500	-		$68.89	1/26/2016
	10,000	-		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
	10,500	-		$44.45	1/30/2013
								300(4)	$21,915
								100(5)	$7,305
						900(6)	$65,745

Haley R. Fisackerly	-	2,900(1)		$72.79	1/27/2021
	3,000	6,000(2)		$77.10	1/28/2020
	2,533	1,267(3)		$77.53	1/29/2019
	5,000	-		$108.20	1/24/2018
	2,500	-		$91.82	1/25/2017
	1,000	-		$68.89	1/26/2016
								300(4)	$21,915
								100(5)	$7,305
						900(6)	$65,745

J. Wayne Leonard	-	70,000(1)		$72.79	1/27/2021
	45,000	90,000(2)		$77.10	1/28/2020
	83,333	41,667(3)		$77.53	1/29/2019
	175,000	-		$108.20	1/24/2018
	255,000	-		$91.82	1/25/2017
	210,000	-		$68.89	1/26/2016
	165,200	-		$69.47	1/27/2015
	220,000	-		$58.60	3/02/2014
	195,000	-		$44.45	1/30/2013
								6,500(4)	$474,825
								2,230(5)	$162,902
						11,500(6)	$840,075
						50,000(8)	$3,652,500

Hugh T. McDonald	-	2,900(1)		$72.79	1/27/2021
	1,533	3,067(2)		$77.10	1/28/2020
	3,000	1,500(3)		$77.53	1/29/2019
	7,000	-		$108.20	1/24/2018
	12,000	-		$91.82	1/25/2017
	7,500	-		$68.89	1/26/2016
	12,522	-		$73.25	2/11/2012
	10,000	-		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
								300(4)	$21,915
								100(5)	$7,305
						900(6)	$65,745

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

William M. Mohl	-	6,100(1)		$72.79	1/27/2021
	3,000	6,000(2)		$77.10	1/28/2020
	5,000	2,500(3)		$77.53	1/29/2019
	9,300	-		$108.20	1/24/2018
	3,500	-		$91.82	1/25/2017
	5,000	-		$68.89	1/26/2016
	3,000	-		$69.47	1/27/2015
								625(4)	$45,656
								200(5)	$14,610
						1,100(6)	$80,355

Charles L. Rice, Jr.	-	2,900(1)		$72.79	1/27/2021
								300(4)	$21,915
								83(5)	$6,063
						650(6)	$47,483

Gary J. Taylor	-	20,000(1)		$72.79	1/27/2021
	13,333	26,667(2)		$77.10	1/28/2020
	20,000	10,000(3)		$77.53	1/29/2019
	35,000	-		$108.20	1/24/2018
	60,000	-		$91.82	1/25/2017
	50,000	-		$68.89	1/26/2016
	35,000	-		$69.47	1/27/2015
	40,000	-		$58.60	3/02/2014
	26,900	-		$44.45	1/30/2013
								1,475(4)	$107,749
								530(5)	$38,717
						3,000(6)	$219,150

(1)	Consists of options that vested or will vest as follows: 1/3 of the options granted vest on each of 1/27/2012, 1/27/2013 and 1/27/2014.
(2)	Consists of options that vested or will vest as follows: 1/2 of the remaining unexercisable options vest on each of 1/28/2012 and 1/28/2013.
(3)	The remaining unexercisable options vested on 1/29/2012.
(4)
Consists of performance units that will vest on December 31, 2013 based on Entergy Corporation’s total shareholder return performance over the 2011 – 2013 performance period as described under “Long-Term Compensation – Performance Unit Program” in Compensation Discussion and Analysis.

(5)	Consists of performance units that will vest on December 31, 2012 based on Entergy Corporation’s total shareholder return performance over the 2010 – 2012 performance period.
(6)
Consists of shares of restricted stock granted under the 2007 Equity Ownership Plan that vested or will vest as follows:  1/3 of the shares of restricted stock granted vest on each of 1/27/2012, 1/27/2013 and 1/27/2014.

(7)	Consists of restricted units granted under the 2007 Equity Ownership Plan. 8,000 units vested on January 25, 2012 and an additional 8,000 will vest on January 25, 2013.
(8)	Consists of restricted units granted under the 2007 Equity Ownership Plan which will vest on December 3, 2012.

2011 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2011 for the Named Executive Officers.

	Options Awards		Stock Awards
(a) Name	(b) Number of Shares Acquired on Exercise (#)	(c) Value Realized on Exercise ($)	(d) Number of Shares Acquired on Vesting (#)	(e) Value Realized on Vesting ($)

Theodore H. Bunting, Jr.	-	$ -	-	$ -

Leo P. Denault	-	$ -	8,000(1)	$588,000

Joseph F. Domino	-	$ -	-	$ -

Haley R. Fisackerly	-	$ -	-	$ -

J. Wayne Leonard	330,600	$8,218,518	50,000(2)	$3,482,000

Hugh T. McDonald	12,000	$292,748	-	$ -

William M. Mohl	-	$ -	-	$ -

Charles L. Rice, Jr.	-	$ -	-	$ -

Gary J. Taylor	34,600	$867,087	-	$ -

(1)	Represents the January 25, 2011 cash settlement of 8,000 restricted units granted under the 2007 Equity Ownership Plan.
(2)	Represents the December 3, 2011 cash settlement of 50,000 restricted units granted under the 2007 Equity Ownership Plan.

2011 Pension Benefits

The following table shows the present value as of December 31, 2011, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the Financial Statements.  Information regarding these retirement plans is included in Compensation Discussion & Analysis under the heading, “Benefits, Perquisites, Agreements and Post-Retirement Plans - Pension Plan, Pension Equalization Plan, and System Executive Retirement Plan.”  In addition, this section includes information regarding early retirement options under the plans.
Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2011
Theodore H. Bunting, Jr.	Non-qualified System Executive Retirement Plan	23.86	$2,256,400	$ -
	Qualified defined benefit plan	23.86	$567,800	$ -

Leo P. Denault (1)	Non-qualified System Executive Retirement Plan	27.83	$4,611,200	$ -
	Qualified defined benefit plan	12.83	$293,000	$ -

Joseph F. Domino (2)	Non-qualified System Executive Retirement Plan	41.56	$1,947,900	$ -
	Qualified defined benefit plan	38.13	$1,462,700	$ -

Haley R. Fisackerly	Non-qualified System Executive Retirement Plan	16.08	$631,400	$ -
	Qualified defined benefit plan	16.08	$288,000	$ -

J. Wayne Leonard (3)	Non-qualified supplemental retirement plan benefit	13.68	$26,343,300	$ -
	Qualified defined benefit plan	13.68	$477,000	$ -

Hugh T. McDonald (2)	Non-qualified System Executive Retirement Plan	29.93	$1,328,800	$ -
	Qualified defined benefit plan	28.44	$691,300	$ -

William M. Mohl	Non-qualified System Executive Retirement Plan	9.44	$755,400	$ -
	Qualified defined benefit plan	9.44	$217,200	$ -

Charles L. Rice, Jr.	Non-qualified System Executive Retirement Plan	2.47	$69,300	$ -
	Qualified defined benefit plan	2.47	$43,800	$ -

Gary J. Taylor (4)	Non-qualified System Executive Retirement Plan	21.80	$4,556,500	$ -
	Qualified defined benefit plan	11.80	$364,600	$ -

(1)
During 2006, Mr. Denault entered into an agreement granting an additional 15 years of service under the non-qualified System Executive Retirement Plan if he continues to work for an Entergy System company employer until age 55.  The additional 15 years of service increases the present value of his benefit by $1,641,200.

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

(4)
Mr. Taylor entered into an agreement granting an additional 10 years of service under the System Executive Retirement Plan resulting in a $1,306,200 increase in the present value of his benefit.  Mr. Taylor has advised Entergy Corporation that he intends to resign from his position as Group President, Utility Operations, effective May 31, 2012.

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

Mr. Domino, Mr. Leonard and Mr. Taylor are eligible for subsidized early retirement benefits.

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

Mr. Leonard’s Non-qualified Supplemental Retirement Benefit

Mr. Leonard’s retention agreement provides that if his employment with the Company is terminated for any reason other than for cause (as defined below under “Potential Payments Upon Termination or Change in Control”), he will be entitled to a non-qualified supplemental retirement benefit in lieu of participation in Entergy Corporation’s non-qualified supplemental retirement plans such as the System Executive Retirement Plan or the Pension Equalization Plan.  Mr. Leonard’s non-qualified supplemental retirement benefit is calculated as a single life annuity equal to 60% of his final three-year average compensation (as described in the description of the System Executive Retirement Plan included in Compensation Discussion and Analysis), reduced to account for benefits payable to Mr. Leonard under Entergy Corporation’s and a former employer’s qualified pension plans.  The benefit is payable in a single lump sum.  Because Mr. Leonard has already attained the age of 55, he is currently entitled under his retention agreement to his non-qualified supplemental retirement benefit if he were to leave Entergy System company employment other than as the result of a termination for cause.

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

2011 Non-qualified Deferred Compensation

The Executive Deferred Compensation Plan, the Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries (the 1998 Equity Ownership Plan), the 2007 Equity Ownership Plan and the 2011 Equity Ownership Plan allow for the deferral of compensation for the Named Executive Officers. As of December 31, 2011 none of the Named Executive Officers had deferred compensation balances under the equity ownership plans or the Executive Deferred Compensation Plan.  For additional information, see “Benefits, Perquisites, Agreements and Post-Termination Plans - Executive Deferred Compensation” in Compensation Discussion and Analysis.  All Named Executive Officers are eligible to participate in the deferral programs.

As of December 31, 2011, Mr. Leonard had a deferred account balance under a frozen Defined Contribution Restoration Plan.  These amounts are deemed invested, as chosen by the participant, in certain T. Rowe Price investment funds that are also available to participants under the qualified Savings Plan.  The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

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

Defined Contribution Restoration Plan

Name (a)	Executive Contributions in 2011 (b)	Registrant Contributions in 2011 (c)	Aggregate Earnings in 2011 (1) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at December 31, 2011 (f)

J. Wayne Leonard	$ -	$ -	$17,233	$ -	$227,331

(1)	Amounts in this column are not included in the Summary Compensation Table.

Potential Payments upon Termination or Change in Control

Estimated Payments

The tables below reflect the amount of compensation each of the Named Executive Officers would have received if his employment with Entergy had been terminated under various scenarios as of December 31, 2011.  For purposes of these tables, the assumed stock price was $73.05, the closing market price on December 30, 2011, the last business day of the most recently ended fiscal year.

Theodore H. Bunting, Jr
Senior Vice President, Chief Accounting Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Senior Vice President, Chief Accounting Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2011:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$1,149,469
Performance Units:(3)
2010-2012 Performance Unit Program	---	---	---	---	$107,164	$107,164	$160,710	$160,710
2011-2013 Performance Unit Program	---	---	---	---	$60,851	$60,851	---	$127,838
Unvested Stock Options(4)	---	---	---	---	$1,768	$1,768	---	$1,768
Unvested Restricted Stock(5)	---	---	---	---	$41,398	$41,398	---	$134,191

Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$25,686
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. Bunting's employment were terminated under certain conditions relating to a change in control, Mr. Bunting also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits see "2011 Pension Benefits."  If Mr. Bunting's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Bunting would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of two times the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Executive Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 60% target opportunity and a base salary of $359,209 was assumed.

(3)
In the event of a change in control (regardless of whether he experienced a qualifying termination), Mr. Bunting would have been entitled, pursuant to the 2007 Equity Ownership Plan, to receive for the 2010-2012 performance period a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, the value of Mr. Bunting's award was calculated as follows:

2010 - 2012 Plan – 2,200 performance units at target, assuming a stock price of $73.05

In the event of a qualifying termination related to a change in control, Mr. Bunting would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the 2007 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods.  For the 2011-2013 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Bunting’s severance payment was calculated by taking an average of the target performance units from the 2007-2009 Performance Unit Program (2,100 units) and the 2008-2010 Performance Unit Program (1,400 units) and multiplying the average number of units (1,750 units) by the closing price of Entergy common stock on December 30, 2011 ($73.05) resulting in a severance payment of $127,838 for the forfeited performance units.
In the event of Mr. Bunting’s death or disability not related to a change in control, Mr. Bunting would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Bunting's awards were calculated as follows:

2010 - 2012 Plan – 1,467 (2,200 * 24/36) performance units at target, assuming a stock price of $73.05
2011 - 2013 Plan – 833 (2,500 *12/36) performance units at target, assuming a stock price of $73.05

(4)
In the event of his death, disability or a change in control, all of Mr. Bunting's unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Bunting’s unvested stock options granted on or after December 30, 2010 would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Bunting exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 30, 2011, and the applicable exercise price of each option share.  As of December 31, 2011, the closing stock price exceeded the exercise price for Mr. Bunting’s 2011 unvested options and accordingly, such options are  reported in the table; all other stock options with respect to the accelerated vesting of Mr. Bunting’s stock options were “underwater” as of December 31, 2011 and are excluded from the table.

(5)
In the event of his death or disability, Mr. Bunting would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock).  The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month Grant Date anniversary date and the date of his death or Disability.  In the event of his qualifying termination related to a change in control, Mr. Bunting would immediately vest in all unvested restricted stock.

(6)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Bunting would be eligible to receive Entergy-subsidized COBRA benefits for 18 months.

(7)
As of December 31, 2011, compensation and benefits available to Mr. Bunting under this scenario are substantially the same as available with a voluntary resignation.  As of December 31, 2011, Mr. Bunting is not retirement eligible.

(8)
With respect to grants made under the 2007 Equity Ownership Plan prior to December 30, 2010, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control of Entergy and without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable; and

• Severance benefits in place of performance units become payable as described in footnote 3 above.

The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted on or after December 30, 2010 require a qualifying involuntary termination in order to accelerate vesting or trigger severance payment upon a change in control.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross up payments.

Leo P. Denault
Executive Vice President and Chief Financial Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Executive Vice President and Chief Financial Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2011:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(9)	Disability	Death	Change in Control(10)	Termination Related to a Change in Control

Severance Payment(2)	---	---	$3,330,382	---	---	---	---	$3,330,382
Performance Units:(3)
2010-2012 Performance Unit Program	---	---	$306,810	---	$306,810	$306,810	---	$306,810
2011-2013 Performance Unit Program	---	---	$306,810	---	$306,810	$306,810	---	$306,810
Unvested Stock Options(4)	---	---	$6,500	---	$6,500	$6,500	---	$6,500
Unvested Restricted Stock(5)	---	---	$383,402	---	$383,402	$383,402	--	$383,402
Unvested Restricted Units(6)	---		$1,168,800	---	$1,168,800	$1,168,800	--	$1,168,800

COBRA Benefits(7)	---	---	$25,686	---	---	---	---	---
Medical and Dental Benefits(8)	---	---	---	---	---	---	---	$25,686
280G Tax Gross-up(11)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, Mr. Denault also would have been entitled to receive his vested pension benefits. If Mr. Denault’s employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits.  For a description of these benefits, see “2011 Pension Benefits.” In addition, Mr. Denault is subject to the following provisions:

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

(2)
In the event of a termination (not due to death or disability) by Mr. Denault for good reason or by Entergy not for cause (regardless of whether there is a change in control), Mr. Denault would be entitled to receive, pursuant to his retention agreement, a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as in effect at any time within one year prior to the effective date of the Agreement (i.e., 2007) or, if higher,  immediately prior to a circumstance constituting good reason plus (b) the greater of (i) his actual annual incentive award under the Annual Incentive Plan for the calendar year immediately preceding the calendar year in which Mr. Denault’s termination date occurs or (ii) Mr. Denault’s Annual Incentive Plan target award for the calendar year in which the effective date of the Agreement occurred (i.e., 2007).  For purposes of this table, the award was calculated using a base salary of $655,200 and target award of 70%.

(3)
In the event of a termination due to death or disability, by Mr. Denault for good reason, or by Entergy not for cause (in all cases, regardless of whether there is a change in control), Mr. Denault would have forfeited his performance units for all open performance periods and would have been entitled to receive a single-sum severance payment pursuant to his retention agreement that would not be based on any outstanding performance periods.  The payment would be calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Denault's severance payment was calculated by taking an average of the target performance units from the 2007-2009 Performance Unit Program (4,500 units) and the 2008-2010 Performance Unit Program (3,900 units) and multiplying the average number of units (4,200 units) by the closing price of Entergy common stock on December 30, 2011 ($73.05) resulting in a severance payment of $306,810 for the forfeited performance units.

(4)
In the event of his death, disability, termination by Mr. Denault for good reason or by Entergy not for cause (regardless of whether there is a change in control), all of Mr. Denault’s unvested stock options would immediately vest.  In addition, he would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options. For purposes of this table, it was assumed that Mr. Denault exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 30, 2011, and the exercise price of each option share.  As of December 31, 2011, the closing stock price exceeded the exercise price for Mr. Denault’s 2011 unvested options and accordingly, such options are reported in the table; all other stock options with respect to the accelerated vesting of Mr. Denault’s stock options were “underwater” as of December 31, 2011 and are excluded from the table.

(5)
In the event of his death, disability, termination by Mr. Denault for good reason or by Entergy not for cause (regardless of whether there is a change in control), all of Mr. Denault’s unvested restricted stock would immediately vest.

(6)
Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of a change in control, Mr. Denault’s death or disability, or termination of employment by Mr. Denault for good reason or by Entergy not for cause (regardless of whether there is a change in control).

(7)
Pursuant to his retention agreement, in the event of a termination by Mr. Denault for good reason or by Entergy not for cause, Mr. Denault would be eligible to receive Entergy-subsidized COBRA benefits for 18 months.

(8)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Denault would be eligible to receive Entergy-subsidized medical and dental benefits for 18 months.

(9)	As of December 31, 2011, Mr. Denault is not eligible for retirement.
(10)
The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted after December 30, 2010 require an involuntary termination in order to accelerate vesting or trigger severance payments upon a change in control.

(11)	In December 2010, Mr. Denault voluntarily agreed to amend his retention agreement to eliminate excise tax gross up payments.

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

Joseph F. Domino
President & CEO - Entergy Texas

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO – Entergy Texas would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2011:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$486,156
Performance Units:(3)
2010-2012 Performance Unit Program	---	---	---	$48,724	$48,724	$48,724	$73,050	$73,050
2011-2013 Performance Unit Program	---	---	---	$29,220	$29,220	$29,220	---	$62,093
Unvested Stock Options(4)	---	---	---	$754	$754	$754	---	$754
Unvested Restricted Stock(5)	---	---	---	---	$21,302	$21,302		$69,012
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	---
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, Mr. Domino would have been eligible to retire and entitled to receive his vested pension benefits.  For a description of the pension benefits available see "2011 Pension Benefits."  In the event of a termination related to a change in control, pursuant to the terms of the System Executive Retirement Plan, Mr. Domino would be eligible for subsidized early retirement even if he does not have company permission to separate from employment.  If Mr. Domino’s employment were terminated for cause, he would not receive a benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Domino would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 50% target opportunity and a base salary of $324,104 was assumed.

(3)
In the event of a change in control (regardless of whether he experienced a qualifying termination), Mr. Domino would have been entitled, pursuant to the 2007 Equity Ownership Plan, to receive for the 2010-2012 performance period a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, the value of Mr. Domino's award was calculated as follows:

2010 - 2012 Plan – 1,000 performance units at target, assuming a stock price of $73.05

In the event of a qualifying termination related to a change in control, Mr. Domino would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the 2007 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods.  For the 2011-2013 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Domino’s severance payment was calculated by taking an average of the target performance units from the 2007-2009 Performance Unit Program (1,000 units) and the 2008-2010 Performance Unit Program (700 units) and multiplying the average number of units (850 units) by the closing price of Entergy common stock on December 30, 2011 ($73.05) resulting in a severance payment of $ $62,093 for the forfeited performance units.
In the event of Mr. Domino’s death, disability or retirement not related to a change in control, Mr. Domino would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Domino's awards were calculated as follows:

2010 - 2012 Plan – 667 (1,000 * 24/36) performance units at target, assuming a stock price of $73.05
2011 - 2013 Plan – 400 (1,200 * 12/36) performance units at target, assuming a stock price of $73.05

(4)
In the event of his retirement, death, disability or a change in control, all of Mr. Domino’s unvested stock options granted prior to December 31, 2010 would immediately vest.  In the event of his retirement, death, disability or qualifying termination related to a change in control, all of Mr. Domino’s unvested stock options granted on or after December 30, 2010 would immediately vest.  In addition, he would be entitled to exercise his stock options for a ten-year term extending from the grant date of the options. For purposes of this table, it was assumed that Mr. Domino exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 30, 2011, and the exercise price of each option share.  As of December 31, 2011, the closing stock price exceeded the exercise price for Mr. Domino’s 2011 unvested options and accordingly, such options are reported in the table; all other stock options with respect to the accelerated vesting of Mr. Domino’s stock options were “underwater” as of December 31, 2011 and are excluded from the table.

(5)
 In the event of his death or disability, Mr. Domino would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock).  The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month Grant Date anniversary date and the date of his death or Disability.  In the event of his qualifying termination related to a change in control, Mr. Domino would immediately vest in all unvested restricted stock.

(6)
Upon retirement Mr. Domino would be eligible for retiree medical and dental benefits at the same level as all other retirees.  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Domino would not be eligible to receive Entergy subsidized COBRA benefits.

(7)
As of December 31, 2011, Mr. Domino is retirement eligible and would retire rather than voluntarily resign.  Given that scenario, the compensation and benefits available to Mr. Domino under retirement are substantially the same as available with a voluntary resignation.

(8)
With respect to grants made under the 2007 Equity Ownership Plan prior to December 30, 2010, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control of Entergy and without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable; and

• Severance benefits in place of performance units become payable as described in footnote 3 above.

The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted on or after December 30, 2010 require a qualifying involuntary termination in order to accelerate vesting or trigger severance payments.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross up payments.

Haley R. Fisackerly
President & CEO - Entergy Mississippi

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO - Entergy Mississippi would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2011:
Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$396,550
Performance Units:(3)
2010-2012 Performance Unit Program	---	---	---	---	$48,724	$48,724	$73,050	$73,050
2011-2013 Performance Unit Program	---	---	---	---	$29,220	$29,220	---	$62,093
Unvested Stock Options(4)	---	---	---	---	$754	$754	---	$754
Unvested Restricted Stock(5)	---	---	---	---	$21,302	$21,302	---	$69,012
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$17,124
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. Fisackerly's employment were terminated under certain conditions relating to a change in control, Mr. Fisackerly also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits see "2011 Pension Benefits."  If Mr. Fisackerly's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Fisackerly would be entitled to receive pursuant to the System Executive Continuity Plan, a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Executive Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 40% target opportunity and a base salary of $283,250 was assumed.

(3)
In the event of a change in control (regardless of whether he experienced a qualifying termination), Mr. Fisackerly would have been entitled, pursuant to the 2007 Equity Ownership Plan, to receive for the 2010-2012 performance period a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, the value of Mr. Fisackerly’s award was calculated as follows:

2010 - 2012 Plan – 1,000 performance units at target, assuming a stock price of $73.05

In the event of a qualifying termination related to a change in control, Mr. Fisackerly would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the 2007 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods.  For the 2011-2013 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Fisackerly’s severance payment was calculated by taking an average of the target performance units from the 2007-2009 Performance Unit Program (1,000 units) and the 2008-2010 Performance Unit Program (700 units) and multiplying the average number of units (850 units) by the closing price of Entergy common stock on December 30, 2011 ($73.05) resulting in a severance payment of $ $62,093 for the forfeited performance units.

In the event of Mr. Fisackerly’s death or disability not related to a change in control, Mr. Fisackerly would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Fisackerly's awards were calculated as follows:

2010 - 2012 Plan – 667 (1,000 * 24/36) performance units at target, assuming a stock price of $73.05
2011 - 2013 Plan – 400 (1,200 * 12/36) performance units at target, assuming a stock price of $73.05

(4)
In the event of his death, disability or a change in control, all of Mr. Fisackerly's unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Fisackerly’s unvested stock options granted on or after December 30, 2010 would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Fisackerly exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 30, 2011, and the applicable exercise price of each option share.  As of December 31, 2011, the closing stock price exceeded the exercise price for Mr. Fisackerly’s 2011 unvested options and accordingly, such options are  reported in the table; all other stock options with respect to the accelerated vesting of Mr. Fisackerly’s stock options were “underwater” as of December 31, 2011 and are excluded from the table.

(5)
In the event of his death or disability, Mr. Fisackerly would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock).  The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month Grant Date anniversary date and the date of his death or Disability.  In the event of his qualifying termination related to a change in control, Mr. Fisackerly would immediately vest in all unvested restricted stock.

(6)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Fisackerly would be eligible to receive Entergy- subsidized COBRA benefits for 12 months.

(7)
As of December 31, 2011, compensation and benefits available to Mr. Fisackerly under this scenario are substantially the same as available with a voluntary resignation.  As of December 31, 2011, Mr. Fisackerly is not retirement eligible.

(8)
With respect to grants made under the 2007 Equity Ownership Plan prior to December 30, 2010, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control of Entergy and without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable; and

• Severance benefits in place of performance units become payable as described in footnote 3 above.

The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted on or after December 30, 2010 require a qualifying involuntary termination in order to accelerate vesting or trigger severance payments.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross up payments.

J. Wayne Leonard
Chairman and Chief Executive Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which Entergy's Chairman and Chief Executive Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2011:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(9)	Disability	Death	Change in Control(10)	Termination Related to a Change in Control

Annual Incentive Payment(2)	---	---	---	---	---	---	---	$3,177,120
Severance Payment(3)	---	---	---	---	---	---	---	$8,707,956
Performance Units:(4)
2010-2012 Performance Unit Program	---	---	---	$1,086,034	$1,086,034	$1,086,034	---	$1,471,958
2011-2013 Performance Unit Program	---	---	---	$633,124	$633,124	$633,124	---	$1,471,958
Unvested Stock Options(5)	---	---	---	$18,200	$18,200	$18,200	---	$18,200
Unvested Restricted Stock(6)	---	---	---	---	$272,198	$272,198	---	$881,825
Unvested Restricted Units (7)	---	---	$3,652,500	---	$3,652,500	$3,652,500	---	$3,652,500

Medical and Dental Benefits(8)	---	---	---	---	---	---	---	---
280G Tax Gross-up(11)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, Mr. Leonard would have been eligible to retire and entitled to receive his vested pension benefits. However, a termination “for cause” would have resulted in forfeiture of Mr. Leonard’s supplemental retirement benefit. Mr. Leonard is not entitled to additional pension benefits upon the occurrence of a change in control.  For additional information regarding these vested benefits and awards, see “2011 Pension Benefits.”

(2)
In the event of a qualifying termination related to a change in control, Mr. Leonard would have been entitled under his retention agreement to receive a lump sum severance payment equal to Mr. Leonard’s average maximum annual bonus opportunity under the Annual Incentive Plan for Entergy’s two calendar years immediately preceding the calendar year in which his termination occurs.  For purposes of this table, the award was calculated at 200% of target opportunity and the base salary was assumed to be $1,323,800.

(3)
In the event of a qualifying termination related to a change in control, Mr. Leonard would have been entitled to receive pursuant to his retention agreement a lump sum severance payment equal to the product of 2.99 times the sum of his (a) annual base salary plus (b) his target Annual Incentive Plan award for any fiscal year (other than the fiscal year in which his date of termination occurs) ending after the effective date of his retention agreement.

(4)
In the event of a qualifying termination related to a change in control, including a termination by Mr. Leonard for good reason, by Entergy other than cause, disability or death, Mr. Leonard would have forfeited his performance units for all open performance periods and would have been entitled to receive a single sum severance payment pursuant to his retention agreement that would not be based on any outstanding performance periods.  The payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.   For purposes of the table, the value of Mr. Leonard's severance payment was calculated by taking an average of the target performance units from the 2007-2009 Performance Unit Program (23,800 units) and the 2008-2010 Performance Unit Program (16,500 units) and multiplying the average number of units (20,150 units) by the closing price of Entergy common stock on December 30, 2011 ($73.05) resulting in a severance payment of $1,471,958 for the forfeited performance units.
In the event of Mr. Leonard’s death, disability or retirement not related to a change in control, Mr. Leonard would not have forfeited his performance units for all open performance period, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.

2010 - 2012 Plan – 14,867 (22,300 * 24/36) performance units at target, assuming a stock price of $73.05
2011 - 2013 Plan – 8,667 (26,000 * 12/36)  performance units at target, assuming a stock price of $73.05

(5)
In the event of retirement, death, disability or a qualifying termination related to a change in control, all of Mr. Leonard’s unvested stock options would immediately vest. In addition, Mr. Leonard would be entitled to exercise any outstanding options during a ten-year term extending from the grant date of the options. For purposes of this table, it was assumed that Mr. Leonard exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 30, 2011, and the exercise price of each option share.  As of December 31, 2011, the closing stock price exceeded the exercise price for Mr. Leonard’s 2011 unvested options and accordingly, such options are reported in the table; all other stock options with respect to the accelerated vesting of Mr. Leonard’s stock options were “underwater” as of December 31, 2011 and are excluded from the table.

(6)
In the event of a qualifying termination related to a change in control, all of Mr. Leonard’s unvested restricted stock would immediately vest.  In the event of Mr. Leonard’s death or disability, restrictions would lift on a pro-rated portion of his unvested restricted shares that were scheduled to become vested on the immediately following twelve -month grant date anniversary, based on the number of days worked during such twelve-month period.

(7)
Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of a qualifying termination related to a change in control, termination by Mr. Leonard for good reason, by Entergy other than for cause, or by reason of his death or disability.

(8)
Upon retirement Mr. Leonard would be eligible for retiree medical and dental benefits at the same level as all other retirees.  Pursuant to his retention agreement, in the event of a termination related to a change in control, Mr. Leonard would not be eligible to receive additional subsidized COBRA benefits.

(9)
As of December 31, 2011, Mr. Leonard is retirement eligible and would retire rather than voluntarily resign.  Given this scenario, the compensation and benefits available to Mr. Leonard under retirement are substantially the same as available upon voluntary resignation.

(10)
The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted after December 30, 2010 require an involuntary termination in order to accelerate vesting or trigger severance payments upon a change in control.

(11)	In December 2010, Mr. Leonard voluntarily agreed to amend his retention agreement to eliminate excise tax gross up payments.

Under the terms of Mr. Leonard's retention agreement, Entergy may terminate his employment for cause upon Mr. Leonard's:

•
willful and continued failure to substantially perform his duties (other than because of physical or mental illness or after he has given notice of termination for good reason) that remains uncured for 30 days after receiving a written notice from the Board; or

•
willfully engaging in conduct that is demonstrably and materially injurious to us and which results in a conviction of, or entrance of a plea of guilty or nolo contendere (essentially a form of plea in which the accused refuses to contest the charges) to a felony.

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

Hugh T. McDonald
President & CEO, Entergy Arkansas

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Arkansas would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2011:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$495,277
Performance Units:(3)
2010-2012 Performance Unit Program	---	---	---	---	$48,724	$48,724	$73,050	$73,050
2011-2013 Performance Unit Program	---	---	---	---	$29,220	$29,220	---	$62,093
Unvested Stock Options(4)	---	---	---	---	$754	$754	---	$754
Unvested Restricted Stock(5)	---	---	---	---	$21,302	$21,302	---	$69,012
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$17,124
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. McDonald's employment were terminated under certain conditions relating to a change in control, Mr. McDonald also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits see "2011 Pension Benefits."  If Mr. McDonald's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. McDonald would be entitled to receive pursuant to the System Executive Continuity Plan, a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Executive Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 50% target opportunity and a base salary of $330,185 was assumed.

(3)
In the event of a change in control (regardless of whether he experienced a qualifying termination), Mr. McDonald would have been entitled to receive pursuant to the 2007 Equity Ownership Plan, to receive for the 2010-2012 performance period a lump sum payment relating to his performance units.  The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, the value of Mr. McDonald’s award was calculated as follows:

2010 - 2012 Plan – 1,000 performance units at target, assuming a stock price of $73.05

In the event of a qualifying termination related to a change in control, Mr. McDonald would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the 2007 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods.  For the 2011-2013 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. McDonald’s severance payment was calculated by taking an average of the target performance units from the 2007-2009 Performance Unit Program (1,000 units) and the 2008-2010 Performance Unit Program (700 units) and multiplying the average number of units (850 units) by the closing price of Entergy common stock on December 30, 2011 ($73.05) resulting in a severance payment of $ $62,093 for the forfeited performance units.

In the event of Mr. McDonald’s death or disability not related to a change in control, Mr. McDonald would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. McDonald’s awards were calculated as follows:

2010 - 2012 Plan – 667 (1,000 * 24/36) performance units at target, assuming a stock price of $73.05
2011 - 2013 Plan – 400 (1,200 * 12/36) performance units at target, assuming a stock price of $73.05

(4)
In the event of his death, disability or a change in control, all of Mr. McDonald's unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of his death, disability or qualifying termination related to a change in control, all of Mr. McDonald’s unvested stock options granted on or after December 30, 2010 would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. McDonald exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 30, 2011, and the applicable exercise price of each option share.  As of December 31, 2011, the closing stock price exceeded the exercise price for Mr. McDonald’s 2011 unvested options and accordingly, such options are reported in the table; all other stock options with respect to the accelerated vesting of Mr. McDonald’s stock options were “underwater” as of December 31, 2011 and are excluded from the table.

(5)
In the event of his death or disability, Mr. McDonald would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock).  The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month Grant Date anniversary date and the date of his death or Disability.  In the event of his qualifying termination related to a change in control, Mr. McDonald would immediately vest in all unvested restricted stock.

(6)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. McDonald would be eligible to receive Entergy-subsidized COBRA benefits for 12 months.

(7)
As of December 31, 2011, compensation and benefits available to Mr. McDonald under this scenario are substantially the same as available with a voluntary resignation.  As of December 31, 2011, Mr. McDonald is not retirement eligible.

(8)
With respect to grants made under the 2007 Equity Ownership Plan prior to December 30, 2010, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control of Entergy and without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable; and

• Severance benefits in place of performance units become payable as described in footnote 3 above.

The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted on or after December 30, 2010 require a qualifying termination in order to accelerate vesting or trigger severance payments.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross up payments.

William M. Mohl
President and CEO, Entergy Louisiana

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO, Entergy Louisiana would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2011:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$1,006,650
Performance Units:(3)
2010-2012 Performance Unit Program	---	---	---	---	$97,376	$97,376	$146,100	$146,100
2011-2013 Performance Unit Program	---	---	---	---	$60,851	$60,851	---	$127,838
Unvested Stock Options(4)	---	---	---	---	$1,586	$1,586	---	$1,586
Unvested Restricted Stock(5)	---	---	---	---	$26,060	$26,060	---	$84,349
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$19,124
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. Mohl's employment were terminated under certain conditions relating to a change in control, Mr. Mohl also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits see "2011 Pension Benefits."  If Mr. Mohl's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Mohl would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of two times the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Executive Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 50% target opportunity and a base salary of $335,550 was assumed.

(3)
In the event of a change in control (regardless of whether he experienced a qualifying termination), Mr. Mohl would have been entitled, pursuant to the 2007 Equity Ownership Plan, to receive for the 2010-2012 performance period a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, the value of  Mr. Mohl's award was calculated as follows:

2010 - 2012 Plan – 2,000 performance units at target, assuming a stock price of $73.05

In the event of a qualifying termination related to a change in control, Mr. Mohl would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the 2007 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods.  For the 2011-2013 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Mohl’s severance payment was calculated by taking an average of the target performance units from the 2007-2009 Performance Unit Program (2,100 units) and the 2008-2010 Performance Unit Program (1,400 units) and multiplying the average number of units (1,750 units) by the closing price of Entergy common stock on December 30, 2011 ($73.05) resulting in a severance payment of $127,838 for the forfeited performance units.
In the event of Mr. Mohl’s death or disability not related to a change in control, Mr. Mohl would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Mohl's awards were calculated as follows:

2010 - 2012 Plan – 1,333 (2,000 * 24/36) performance units at target, assuming a stock price of $73.05
2011 - 2013 Plan – 833 (2,500 *12/36) performance units at target, assuming a stock price of $73.05

(4)
In the event of his death, disability or a change in control, all of Mr. Mohl's unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Mohl’s unvested stock options granted on or after December 30, 2010 would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Mohl exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 30, 2011, and the applicable exercise price of each option share.  As of December 31, 2011, the closing stock price exceeded the exercise price for  Mr. Mohl’s 2011 unvested options and accordingly, such options are reported in the table; all other stock options with respect to the accelerated vesting of Mr. Mohl’s stock options were “underwater” as of December 31, 2011 and are excluded from the table.

(5)
In the event of his death or disability, Mr. Mohl would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock).  The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month Grant Date anniversary date and the date of his death or Disability.  In the event of his qualifying termination related to a change in control, Mr. Mohl would immediately vest in all unvested restricted stock.

(6)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Mohl would be eligible to receive Entergy-subsidized COBRA benefits for 18 months.
(7)
As of December 31, 2011, compensation and benefits available to Mr. Mohl under this scenario are substantially the same as available with a voluntary resignation.  As of December 31, 2011, Mr. Mohl is not retirement eligible.

(8)
With respect to grants made under the 2007 Equity Ownership Plan prior to December 30, 2010, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control of Entergy and without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable; and

• Severance benefits in place of performance units become payable as described in footnote 3 above.

The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted on or after December 30, 2010 require a qualifying involuntary termination in order to accelerate vesting or trigger severance payments.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross up payments.

Charles L. Rice, Jr.
President & CEO - Entergy New Orleans

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO - Entergy New Orleans would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2011:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$321,360
Performance Units:(3)
2010-2012 Performance Unit Program	---	---	---	---	$48,724	$48,724	$60,851	$60,851
2011-2013 Performance Unit Program	---	---	---	---	$29,220	$29,220	---	$62,093
Unvested Stock Options(4)	---	---	---	---	$754	$754	---	$754
Unvested Restricted Stock(5)	---	---	---	---	$15,409	$15,409	---	$49,842
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$888
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. Rice's employment were terminated under certain conditions relating to a change in control, Mr. Rice also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits see "2011 Pension Benefits."  If Mr. Rice's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Rice would be entitled to receive pursuant to the System Executive Continuity Plan, a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Executive Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 30% target opportunity and a base salary of $247,200 was assumed.

(3)
In the event of a change in control (regardless of whether he experienced a qualifying termination), Mr. Rice would have been entitled to receive pursuant to the 2007 Equity Ownership Plan, to receive for the 2010-2012 performance period a lump sum payment relating to his performance units.  The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, the value of Mr. Rice’s award was calculated as follows:

2010 - 2012 Plan – 833 performance units at target, assuming a stock price of $73.05

In the event of a qualifying termination related to a change in control, Mr. Rice would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the 2007 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods.  For the 2011-2013 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Rice’s severance payment was calculated by taking an average of the target performance units from the 2007-2009 Performance Unit Program (1,000 units) and the 2008-2010 Performance Unit Program (700 units) and multiplying the average number of units (850 units) by the closing price of Entergy common stock on December 30, 2011 ($73.05) resulting in a severance payment of $ $62,093 for the forfeited performance units.

In the event of Mr. Rice’s death or disability not related to a change in control, Mr. Rice would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Rice’s awards were calculated as follows:

2010 - 2012 Plan – 555 (833 * 24/36) performance units at target, assuming a stock price of $73.05
2011 - 2013 Plan – 400 (1,200 * 12/36) performance units at target, assuming a stock price of $73.05

(4)
In the event of his death, disability or a change in control, all of Mr. Rice's unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Rice’s unvested stock options granted on or after December 30, 2010 would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Rice exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 30, 2011, and the applicable exercise price of each option share.  As of December 31, 2011, the closing stock price exceeded the exercise price for Mr. Rice’s 2011 unvested options and such options are reported in the table. Mr. Rice has no other unvested stock options prior to 2011.

(5)
In the event of his death or disability, Mr. Rice would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock).  The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month Grant Date anniversary date and the date of his death or Disability.  In the event of his qualifying termination related to a change in control, Mr. Rice would immediately vest in all unvested restricted stock.

(6)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Rice would be eligible to receive Entergy-subsidized COBRA benefits for 12 months.
(7)
As of December 31, 2011, compensation and benefits available to Mr. Rice under this scenario are substantially the same as available with a voluntary resignation.  As of December 31, 2011, Mr. Rice is not retirement eligible.

(8)
With respect to grants made under the 2007 Equity Ownership Plan prior to December 30, 2010, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control of Entergy and without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable; and

• Severance benefits in place of performance units become payable as described in footnote 3 above.

The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted on or after December 30, 2010 require a qualifying involuntary termination in order to accelerate vesting or trigger severance payments.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross up payments.

Gary J. Taylor
Group President, Utility Operations

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Group President, Utility Operations would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2011:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$3,013,202
Performance Units:(3)
2010-2012 Performance Unit Program	---	---	---	$258,086	$258,086	$258,086	$387,165	$387,165
2011-2013 Performance Unit Program	---	---	---	$143,689	$143,689	$143,689	---	$306,810
Unvested Stock Options(4)	---	---	---	$5,200	$5,200	$5,200	---	$5,200
Unvested Restricted Stock(5)	---	---	---	---	$71,008	$71,008	---	$230,041

Medical and Dental Benefits(6)	---	---	---	---	---	---	---	---
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, Mr. Taylor would have been eligible to retire and entitled to receive his vested pension benefits.  For a description of the pension benefits available to Named Executive Officers, see “2011 Pension Benefits.”  In the event of a termination related to a change in control, pursuant to the terms of the System Executive Retirement Plan, Mr. Taylor would be eligible for subsidized early retirement even if he does not have company permission to separate from employment.  If Mr. Taylor’s employment were terminated for cause, he would not receive a benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Taylor would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 70% target opportunity and a base salary of $592,800 was assumed.

(3)
In the event of a change in control (regardless of whether he experienced a qualifying termination), Mr. Taylor would have been entitled, pursuant to the 2007 Equity Ownership Plan, to receive for the 2010-2012 performance period a lump sum payment relating to his performance units. The payment is calculated as if all performance goals relating to the performance units were achieved at target level. For purposes of the table, the value of Mr. Taylor's award was calculated as follows:

2010 - 2012 Plan – 5,300 performance units at target, assuming a stock price of $73.05

In the event of a qualifying termination related to a change in control, Mr. Taylor would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the 2007 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods.  For the 2011-2013 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Taylor’s severance payment was calculated by taking an average of the target performance units from the 2007-2009 Performance Unit Program (4,500 units) and the 2008-2010 Performance Unit Program (3,900 units) and multiplying the average number of units (4,200 units) by the closing price of Entergy common stock on December 30, 2011 ($73.05) resulting in a severance payment of $306,810 for the forfeited performance units.
In the event of Mr. Taylor’s death, disability or retirement not related to a change in control, Mr. Taylor would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Taylor's awards were calculated as follows:

2010 - 2012 Plan – 3,533 (5,300 * 24/36) performance units at target, assuming a stock price of $73.05
2011 - 2013 Plan – 1,967 (5,900 * 12/36) performance units at target, assuming a stock price of $73.05

(4)
In the event of his retirement, death, disability or a change in control, all of Mr. Taylor’s unvested stock options granted prior to December 31, 2010 would immediately vest.  In the event of his retirement, death, disability or qualifying termination related to a change in control, all of Mr. Taylor’s unvested stock options granted on or after December 30, 2010 would immediately vest.  In addition, he would be entitled to exercise his stock options for a ten-year term extending from the grant date of the options. For purposes of this table, it was assumed that Mr. Taylor exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 30, 2011, and the exercise price of each option share.  As of December 31, 2011, the closing stock price exceeded the exercise price for Mr. Taylor’s 2011 unvested options and accordingly, such options are reported in the table; all other stock options with respect to the accelerated vesting of Mr. Taylor’s stock options were “underwater” as of December 31, 2011 and are excluded from the table.

(5)
In the event of his death or disability, Mr. Taylor would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock).  The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month Grant Date anniversary date and the date of his death or Disability.  In the event of his qualifying termination related to a change in control, Mr. Taylor would immediately vest in all unvested restricted stock.

(6)
Upon retirement, Mr. Taylor would be eligible for retiree medical and dental benefits at the same level as all other retirees.  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Taylor would not be eligible to receive Entergy-subsidized COBRA benefits.

(7)
As of December 31, 2011, Mr. Taylor is retirement eligible and would retire rather than voluntarily resign.  Given that scenario, the compensation and benefits available to Mr. Taylor under retirement are substantially the same as available with a voluntary resignation. Mr.   Taylor has advised Entergy that he intends to resign from his position as Group President, Utility Operations, effective May 31, 2012.

(8)
With respect to grants made under the 2007 Equity Ownership Plan prior to December 30, 2010, plan participants are entitled to receive an acceleration of certain benefits based solely upon a change in control of Entergy and without regard to whether their employment is terminated as a result of a change in control.  The accelerated benefits in the event of a change in control are as follows:

• All unvested stock options would become immediately exercisable; and

• Severance benefits in place of performance units become payable as described in footnote 3 above.

The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted on or after December 30, 2010 require a qualifying involuntary termination in order to accelerate vesting or trigger severance payments.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross up payments.

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

The following table sets forth the beneficial ownership of Common Stock of Entergy Corporation and stock-based units as of December 31, 2011 for all directors and Named Executive Officers.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of Common Stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Corporation
Maureen S. Bateman*	4,300	-	8,800
Leo P. Denault**	14,126	334,294	-
Gary W. Edwards*	1,400	-	7,181
Alexis Herman*	5,118	-	6,400
Donald C. Hintz*	8,944	260,000	6,950
J. Wayne Leonard***	444,898	1,458,533	3,111
Stuart L. Levenick*	3,800	-	4,631
Blanche L. Lincoln*	454	-	200
Stewart C. Myers*	1,376	-	1,383
William A. Percy, II*	3,100	-	13,104
Mark T. Savoff**	4,363	199,467	263
Richard J. Smith**	45,672	365,933	-
W. J. Tauzin*	3,700	-	4,493
Gary J. Taylor**	4,674	310,233	-
Steven V. Wilkinson*	4,855	-	6,027
All directors and executive
officers as a group (21 persons)	585,170	3,497,111	62,543

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Arkansas
Theodore H. Bunting, Jr.**	2,818	60,133	-
Leo P. Denault***	14,126	334,294	-
J. Wayne Leonard**	444,898	1,458,533	3,111
Hugh T. McDonald***	10,091	67,555	-
Mark T. Savoff*	4,363	199,467	263
Gary J. Taylor***	4,674	310,233	-
All directors and executive
officers as a group (12 persons)	558,214	3,304,666	3,374

Entergy Gulf States Louisiana
Theodore H. Bunting, Jr.**	2,818	60,133	-
Leo P. Denault***	14,126	334,294	-
J. Wayne Leonard**	444,898	1,458,533	3,111
William M. Mohl***	1,154	36,333	-
Mark T. Savoff*	4,363	199,467	263
Gary J. Taylor***	4,674	310,233	-
All directors and executive
officers as a group (12 persons)	549,277	3,273,444	3,374

Entergy Louisiana
Theodore H. Bunting, Jr.**	2,818	60,133	-
Leo P. Denault***	14,126	334,294	-
J. Wayne Leonard**	444,898	1,458,533	3,111
William M. Mohl***	1,154	36,333	-
Mark T. Savoff*	4,363	199,467	263
Gary J. Taylor***	4,674	310,233	-
All directors and executive
officers as a group (12 persons)	549,277	3,273,444	3,374

Entergy Mississippi
Theodore H. Bunting, Jr.**	2,818	60,133	-
Leo P. Denault***	14,126	334,294	-
Haley R. Fisackerly***	2,743	19,267	-
J. Wayne Leonard**	444,898	1,458,533	3,111
Mark T. Savoff*	4,363	199,467	263
Gary J. Taylor***	4,674	310,233	-
All directors and executive
officers as a group (12 persons)	550,866	3,256,378	3,374

Entergy New Orleans
Theodore H. Bunting, Jr.**	2,818	60,133	-
Leo P. Denault***	14,126	334,294	-
J. Wayne Leonard**	444,898	1,458,533	3,111
Charles L. Rice, Jr.***	1,253	967	-
Mark T. Savoff*	4,363	199,467	263
Gary J. Taylor***	4,674	310,233	-
All directors and executive
officers as a group (12 persons)	549,376	3,238,078	3,374

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Texas
Theodore H. Bunting, Jr.**	2,818	60,133	-
Leo P. Denault***	14,126	334,294	-
Joseph F. Domino***	954	65,533	-
J. Wayne Leonard**	444,898	1,458,533	3,111
Mark T. Savoff*	4,363	199,467	263
Gary J. Taylor***	4,674	310,233	-
All directors and executive
officers as a group (12 persons)	549,077	3,302,644	3,374

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(1)
The number of shares of Entergy Corporation common stock owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding Entergy Corporation common stock.

(2)
Represents the balances of phantom units each executive holds under the defined contribution restoration plan and the deferral provisions of the Equity Ownership Plan.  These units will be paid out in either Entergy Corporation Common Stock or cash equivalent to the value of one share of Entergy Corporation Common Stock per unit on the date of payout, including accrued dividends.  The deferral period is determined by the individual and is at least two years from the award of the bonus.  For directors of Entergy Corporation the phantom units are issued under the Service Recognition Program for Outside Directors.  All non-employee directors are credited with units for each year of service on the Board.  In addition, Messrs. Edwards, Hintz and Percy have deferred receipt of some of their quarterly stock grants.  The deferred shares will be settled in units at the end of the deferral period.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2011. Information is included for equity compensation plans approved by the stockholders and equity compensation plans not approved by the stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	9,683,058	$78.07	7,269,562
Equity compensation plans not approved by security holders(2)	776,360	$42.82	-
Total	10,459,418	$75.46	7,269,562

(1)
Includes the Equity Ownership Plan, which was approved by the shareholders on May 15, 1998, the 2007 Equity Ownership Plan and the 2011 Equity Ownership Plan.  The 2007 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 12, 2006, and 7,000,000 shares of Entergy Corporation common stock can be issued, with no more than 2,000,000 shares available for non-option grants.  The 2011 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 6, 2011, and 5,500,000 shares of Entergy Corporation common stock can be issued from the 2011 Equity Ownership Plan, with no more than 2,000,000 shares available for incentive stock option grants.  The Equity Ownership Plan, the 2007 Equity Ownership Plan and the 2011 Equity Ownership Plan (the “Plans”) are administered by the Personnel Committee of the Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors).  Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy System employer and any corporation 80% or more of whose stock (based on voting power) or value is owned, directly or indirectly, by Entergy Corporation.  The Plans provide for the issuance of stock options, restricted shares, equity awards (units whose value is related to the value of shares of the Common Stock but do not represent actual shares of Common Stock), performance awards (performance shares or units valued by reference to shares of Common Stock or performance units valued by reference to financial measures or property other than Common Stock) and other stock-based awards.

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

Since December 31, 2010, none of the Subsidiaries or any of their affiliates has participated in any transaction involving an amount in excess of $120,000 in which any director or executive officer of any of the Subsidiaries, any nominee for director, or any immediate family member of the foregoing had a material interest as contemplated by Item 404(a) of Regulation S-K (“Related Party Transactions”).

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

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2011 and 2010 by Deloitte & Touche LLP, were as follows:

	2011	2010
Entergy Corporation (consolidated)
Audit Fees	$9,096,870	$8,376,900
Audit-Related Fees (a)	740,000	1,235,000

Total audit and audit-related fees	9,836,870	9,611,900
Tax Fees (b)	46,083	43,812
All Other Fees	-	-

Total Fees (c)	$9,882,953	$9,655,712

Entergy Arkansas
Audit Fees	$969,218	$956,592
Audit-Related Fees (a)	-	200,000

Total audit and audit-related fees	969,218	1,156,592
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$969,218	$1,156,592

Entergy Gulf States Louisiana
Audit Fees	$897,218	$876,592
Audit-Related Fees (a)	80,000	315,000

Total audit and audit-related fees	977,218	1,191,592
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$977,218	$1,191,592

Entergy Louisiana
Audit Fees	$1,031,718	$946,592
Audit-Related Fees (a)	280,000	315,000

Total audit and audit-related fees	1,311,718	1,261,592
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$1,311,718	$1,261,592

	2011	2010
Entergy Mississippi
Audit Fees	$971,218	$838,092
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	971,218	838,092
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$971,218	$838,092

Entergy New Orleans
Audit Fees	$901,218	$838,092
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	901,218	838,092
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$901,218	$838,092

Entergy Texas
Audit Fees	$1,945,188	$998,092
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	1,945,188	998,092
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$1,945,188	$998,092

System Energy
Audit Fees	$901,218	$803,092
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	901,218	803,092
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$901,218	$803,092

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.
(b)	Includes fees for tax advisory services.
(c)	100% of fees paid in 2011 and 2010 were pre-approved by the Entergy Corporation Audit Committee.

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

(a)2.
Financial Statement Schedules

Report of Independent Registered Public Accounting Firm (see page 494)

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

ENTERGY CORPORATION By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012

J. Wayne Leonard (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Leo P. Denault (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, Gary W. Edwards, Alexis M. Herman, Donald C. Hintz, Stuart L. Levenick, Blanche L. Lincoln, Stewart C. Myers, William A. Percy, II, W. J. Tauzin, and Steven V. Wilkinson (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2012

ENTERGY ARKANSAS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY ARKANSAS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2012

Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2012

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

ENTERGY GULF STATES LOUISIANA, L.L.C. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2012

William M. Mohl (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2012

ENTERGY LOUISIANA, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY LOUISIANA, LLC By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2012

William M. Mohl (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2012

ENTERGY MISSISSIPPI, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY MISSISSIPPI, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2012

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2012

ENTERGY NEW ORLEANS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY NEW ORLEANS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2012

Charles L. Rice, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2012

ENTERGY TEXAS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY TEXAS, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2012

Joseph F. Domino (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Leo P. Denault, Mark T. Savoff, and Gary J. Taylor (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2012

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

SYSTEM ENERGY RESOURCES, INC. By /s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr. Senior Vice President and Chief Accounting Officer Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012

John T. Herron (Chairman, President, Chief Executive Officer, and Director; Principal Executive Officer); Wanda C. Curry (Vice President, Chief Financial Officer - Nuclear Operations; Principal Financial Officer); Leo P. Denault and Steven C. McNeal (Directors).

By: /s/ Theodore H. Bunting, Jr. (Theodore H. Bunting, Jr., Attorney-in-fact)	February 27, 2012

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendments Nos. 1 and 2 on Form S-3 and their related prospectus to Registration Statement No. 333-169315, Post -Effective Amendments Nos. 3 and 5A on Form S-8 and their related prospectuses to Registration Statement No. 33-54298  on Form S-4, and in Registration Statements Nos. 333-55692, 333-68950, 333-75097, 333-90914, 333-98179, 333-140183, 333-142055,  333-168664, and 333-174148 on Form S-8 of our reports dated February 27, 2012, relating to the consolidated financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation and Subsidiaries for the year ended December 31, 2011.

We consent to the incorporation by reference in Post-Effective Amendment Nos. 1 and 2 on Form S-3, and their related prospectus to Registration Statement No. 333-169315-03 on Form S-3 of our reports dated February 27, 2012, relating to the consolidated financial statements and financial statement schedule of Entergy Arkansas, Inc. and Subsidiaries, and the effectiveness of Entergy Arkansas, Inc. and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. and Subsidiaries for the year ended December 31, 2011.

We consent to the incorporation by reference in Post-Effective Amendment Nos. 1 and 2 on Form S-3 and their related prospectus to Registration Statement No. 333-169315-02 on Form S-3 of our reports dated February 27, 2012 relating to the financial statements and financial statement schedule of Entergy Gulf States Louisiana, L.L.C., and the effectiveness of Entergy Gulf States Louisiana, L.L.C.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Gulf States Louisiana, L.L.C. for the year ended December 31, 2011.

We consent to the incorporation by reference in Post-Effective Amendment Nos. 1 and 2 on Form S-3 and their related prospectus to Registration Statement No. 333-169315-01 on Form S-3 of our reports dated February 27, 2012, relating to the consolidated financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries, and the effectiveness of Entergy Louisiana, LLC and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Louisiana, LLC and Subsidiaries for the year ended December 31, 2011.

We consent to the incorporation by reference in Post-Effective Amendment No. 2 on Form S-3 and its related prospectus to Registration Statement No. 333-169315-07 on Form S-3 of our reports dated February 27, 2012, relating to the financial statements and financial statement schedule of Entergy Mississippi, Inc., and the effectiveness of Entergy Mississippi, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2011.

We consent to the incorporation by reference in Post-Effective Amendment No. 2 on Form S-3 and its related prospectus to Registration Statement No. 333-169315-06 on Form S-3 of our reports dated February 27, 2012, relating to the financial statements and financial statement schedule of Entergy New Orleans, Inc., and the effectiveness of Entergy New Orleans, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. for the year ended December 31, 2011.

We consent to the incorporation by reference in Post-Effective Amendment No. 2 on Form S-3 and its  related prospectus to Registration Statement No. 333-169315-05 on Form S-3 of our reports dated February 27, 2012, relating to the consolidated financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries, and the effectiveness of Entergy Texas, Inc. and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. and Subsidiaries for the year ended December 31, 2011.

We consent to the incorporation by reference in Post-Effective Amendment No. 2 on Form S-3 and its related prospectus to Registration Statement No. 333-169315-04 on Form S-3 of our reports dated February 27, 2012, relating to the financial statements of System Energy Resources, Inc., and the effectiveness of System Energy Resources, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2011.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
Entergy Arkansas, Inc. and Subsidiaries
Entergy Mississippi, Inc.
Entergy New Orleans, Inc.
Entergy Texas, Inc. and Subsidiaries

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana, LLC and Subsidiaries

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries, Entergy Arkansas, Inc. and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries, and we have also audited the financial statements of Entergy Gulf States Louisiana, L.L.C., Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (collectively the “Companies”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the respective Companies’ internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 27, 2012; such reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the respective Companies listed in Item 15.  These financial statement schedules are the responsibility of the respective Companies’ management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2012

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010, and 2009
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2011
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$31,777	$512	$1,130	$31,159
Accumulated Provisions Not
Deducted from Assets (2)	$395,250	$46,792	$56,530	$385,512

Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$27,631	$1,569	$(2,577)	$31,777
Accumulated Provisions Not
Deducted from Assets (2)	$141,315	$333,371	$79,436	$395,250

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$25,610	$2,021	$-	$27,631
Accumulated Provisions Not
Deducted from Assets (3)	$147,452	$52,050	$58,187	$141,315
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

(3) Accumulated provisions not deducted from assets includes provisions for storm damage, property insurance, injuries and damages, environmental, and pension related items.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010, and 2009
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2011
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$24,402	$1,753	$-	$26,155
Accumulated Provisions Not
Deducted from Assets (2)	$7,970	$19,424	$21,754	$5,640

Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$21,853	$2,549	$-	$24,402
Accumulated Provisions Not
Deducted from Assets (2)	$13,217	$21,088	$26,335	$7,970

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$19,882	$1,971	$-	$21,853
Accumulated Provisions Not
Deducted from Assets (3)	$15,925	$17,076	$19,784	$13,217
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

(3) Accumulated provisions not deducted from assets includes provisions for storm damage, property insurance, injuries and damages, environmental, and pension related items.

ENTERGY GULF STATES LOUISIANA, L.L.C.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010, and 2009
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2011
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,306	$(235)	$228	$843
Accumulated Provisions
Not Deducted from Assets (2)	$97,680	$10,098	$8,745	$99,033

Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,235	$(413)	$(484)	$1,306
Accumulated Provisions
Not Deducted from Assets (2)	$14,669	$92,647	$9,636	$97,680

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,230	$5	$-	$1,235
Accumulated Provisions
Not Deducted from Assets (3)	$13,896	$7,660	$6,887	$14,669
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

(3) Accumulated provisions not deducted from assets includes provisions for storm damage, property insurance, injuries and damages, environmental, and pension related items.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010, and 2009
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period

Year ended December 31, 2011
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,961	$(453)	$361	$1,147
Accumulated Provisions Not
Deducted from Assets (2)	$223,556	$6,014	$16,510	$213,060

Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,312	$(112)	$(761)	$1,961
Accumulated Provisions Not
Deducted from Assets (2)	$20,301	$206,832	$3,577	$223,556

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,698	$(386)	$-	$1,312
Accumulated Provisions Not
Deducted from Assets (3)	$19,916	$7,851	$7,466	$20,301

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

(3) Accumulated provisions not deducted from assets includes provisions for storm damage, property insurance, injuries and damages, environmental, and pension related items.

ENTERGY MISSISSIPPI, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010, and 2009
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2011
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$985	$(229)	$-	$756
Accumulated Provisions Not
Deducted from Assets (2)	$39,466	$645	$1,822	$38,289

Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,018	$(33)	$-	$985
Accumulated Provisions Not
Deducted from Assets (2)	$41,403	$3,176	$5,113	$39,466

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$687	$331	$-	$1,018
Accumulated Provisions Not
Deducted from Assets (3)	$36,957	$11,411	$6,965	$41,403

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

(3) Accumulated provisions not deducted from assets includes provisions for storm damage, property insurance, injuries and damages, environmental, and pension related items.

ENTERGY NEW ORLEANS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010, and 2009
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2011
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$734	$(241)	$28	$465
Accumulated Provisions Not
Deducted from Assets (2)	$11,206	$9,203	$4,566	$15,843

Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,166	$(491)	$(59)	$734
Accumulated Provisions Not
Deducted from Assets (2)	$15,991	$7,766	$12,551	$11,206

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,112	$54	$-	$1,166
Accumulated Provisions Not
Deducted from Assets (3)	$10,609	$2,187	$(3,195)	$15,991

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

(3) Accumulated provisions not deducted from assets includes provisions for storm damage, property insurance, injuries and damages, environmental, and pension related items.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010, and 2009
(In Thousands)

Column A	Column B	Column C	Column D	Column E
			Other
		Additions	Changes
			Deductions
	Balance at		from	Balance
	Beginning	Charged to Income	Provisions	at End
Description	of Period	or Regulatory Assets	(1)	of Period
Year ended December 31, 2011
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$2,185	$(212)	$512	$1,461
Accumulated Provisions Not
Deducted from Assets (2)	$5,320	$2,321	$2,617	$5,024

Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$844	$69	$(1,272)	$2,185
Accumulated Provisions Not
Deducted from Assets (2)	$8,710	$1,629	$5,019	$5,320

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets--
Doubtful Accounts	$1,001	$(157)	$-	$844
Accumulated Provisions Not
Deducted from Assets (3)	$12,936	$4,944	$9,170	$8,710

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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Corporation

(a) 1 --
Merger Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC, ITC Holdings Corp. and Ibis Transaction Subsidiary LLC (2.1 to Form 8-K filed December 6, 2011 in 1-11299).

(a) 2 --
Separation Agreement, dated as of December 4, 2011, among Entergy Corporation, ITC Holdings Corp., Mid South TransCo LLC, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and Entergy Services, Inc. (2.2 to Form 8-K filed December 6, 2011 in 1-11299).

Entergy Gulf States Louisiana

(b) 1 --	Plan of Merger of Entergy Gulf States, Inc. effective December 31, 2007 (2(ii) to Form 8-K15D5 filed January 7, 2008 in 333-148557).

(b) 2 --
Separation Agreement, dated as of December 4, 2011, among Entergy Corporation, ITC Holdings Corp., Mid South TransCo LLC, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and Entergy Services, Inc. (2.2 to Form 8-K filed December 6, 2011 in 1-11299).

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas

(c) 1 --
Separation Agreement, dated as of December 4, 2011, among Entergy Corporation, ITC Holdings Corp., Mid South TransCo LLC, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and Entergy Services, Inc. (2.2 to Form 8-K filed December 6, 2011 in 1-11299).

(3) Articles of Incorporation and By-laws

Entergy Corporation

(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006 (3(a) to Form 10-Q for the quarter ended September 30, 2006).

(a) 2 --	By-Laws of Entergy Corporation as amended February 12, 2007, and as presently in effect (3(ii) to Form 8-K filed February 16, 2007 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Articles of Amendment and Restatement for the Second Amended and Restated Articles of Incorporation of Entergy Arkansas, effective August 19, 2009 (3 to Form 8-K filed August 24, 2009 in 1-10764).

(c) 2 --	By-Laws of Entergy Arkansas effective November 26, 1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

Entergy Gulf States Louisiana

(d) 1 --	Articles of Organization of Entergy Gulf States Louisiana effective December 31, 2007 (3(i) to Form 8-K15D5 filed January 7, 2008 in 333-148557).

(d) 2 --	Operating Agreement of Entergy Gulf States Louisiana, effective as of December 31, 2007 (3(ii) to Form 8-K15D5 filed January 7, 2008 in 333-148557).

Entergy Louisiana

(e) 1 --	Articles of Organization of Entergy Louisiana effective December 31, 2005 (3(c) to Form 8-K filed January 6, 2006 in 1-32718).

(e) 2 --	Regulations of Entergy Louisiana effective December 31, 2005, and as presently in effect (3(d) to Form 8-K filed January 6, 2006 in 1-32718).

Entergy Mississippi

(f) 1 --	Second Amended and Restated Articles of Incorporation of Entergy Mississippi, effective July 21, 2009 (99.1 to Form 8-K filed July 27, 2009 in 1-31508).

(f) 2 --	By-Laws of Entergy Mississippi effective November 26, 1999, and as presently in effect (3(ii)(f) to Form 10-K for the year ended December 31, 1999 in 0-320).

Entergy New Orleans

(g) 1 --	Amended and Restated Articles of Incorporation of Entergy New Orleans, effective May 8, 2007 (3(a) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

(g) 2 --	Amended By-Laws of Entergy New Orleans effective May 8, 2007, and as presently in effect (3(b) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

Entergy Texas

(h) 1 --	Certificate of Formation of Entergy Texas, effective December 31, 2007 (3(i) to Form 10 filed March 14, 2008 in 000-53134).

(h) 2 --	Bylaws of Entergy Texas effective December 31, 2007 (3(ii) to Form 10 filed March 14, 2008 in 000-53134).

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

(a) 3 --	Indenture (For Unsecured Debt Securities), dated as of September 1, 2010, between Entergy Corporation and Wells Fargo Bank, National Association (4.01 to Form 8-K filed September 16, 2010 in 1-11299).

(a) 4 --	Officer’s Certificate for Entergy Corporation relating to 3.625% Senior Notes due September 15, 2015 (4.02(a) to Form 8-K filed September 16, 2010 in 1-11299).

(a) 5 --	Officer’s Certificate for Entergy Corporation relating to 5.125% Senior Notes due September 15, 2020 (4.02(b) to Form 8-K filed September 16, 2010 in 1-11299).

(a) 6 --	Officer’s Certificate for Entergy Corporation relating to 4.70% Senior Notes due January 15, 2017 (4.02 to Form 8-K filed January 13, 2012 in 1-11299).

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

Entergy Louisiana

(e) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by seventy-four Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c) in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10 in 2-26911 (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in 2-34659 (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635 (Thirtieth); C-1 to Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9, 1999 in 70-9141 (Fifty-third); A-3(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth); A-2(d) to Rule 24 Certificate dated April 4, 2002 in 70-9141 (Fifty-sixth); A-3(a) to Rule 24 Certificate dated March 30, 2004 in 70-10086 (Fifty-seventh); A-3(b) to Rule 24 Certificate dated October 15, 2004 in 70-10086 (Fifty-eighth); A-3(c) to Rule 24 Certificate dated October 26, 2004 in 70-10086 (Fifty-ninth); A-3(d) to Rule 24 Certificate dated May 18, 2005 in 70-10086 (Sixtieth); A-3(e) to Rule 24 Certificate dated August 25, 2005 in 70-10086 (Sixty-first); A-3(f) to Rule 24 Certificate dated October 31, 2005 in 70-10086 (Sixty-second); B-4(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4(e)1 to Form 10-K for the year ended December 31, 2009 in 1-132718 (Sixty-sixth); 4(a) to Form 10-Q for the quarter ended March 31, 2010 in 1-32718 (Sixty-seventh); 4.08 to Form 8-K dated September 24, 2010 in 1-32718 (Sixty-eighth); 4(c) to Form 8-K filed October 12, 2010 in 1-32718 (Sixty-ninth); 4.08 to Form 8-K dated November 23, 2010 in 1-32718 (Seventieth); 4.08 to Form 8-K dated March 24, 2011 in 1-32718 (Seventy-first); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K dated December 15, 2011 in 1-32718 (Seventy-third); and 4.08 to Form 8-K dated January 12, 2012 in 1-32718 (Seventy-fourth)).

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

Entergy Mississippi

(f) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by twenty-nine Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461 (Mortgage); A-2(b)-2 in 70-7461 (First); A-5(b) to Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh); A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24 Certificate dated April 21, 1995 in 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in 70-8719 (Eleventh); A-2(b) to Rule 24 Certificate dated April 16, 1998 in 70-8719 (Twelfth); A-2(c) to Rule 24 Certificate dated May 12, 1999 in 70-8719 (Thirteenth); A-3(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719 (Fourteenth); A-2(d) to Rule 24 Certificate dated February 24, 2000 in 70-8719 (Fifteenth); A-2(a) to Rule 24 Certificate dated February 9, 2001 in 70-9757 (Sixteenth); A-2(b) to Rule 24 Certificate dated October 31, 2002 in 70-9757 (Seventeenth); A-2(c) to Rule 24 Certificate dated December 2, 2002 in 70-9757 (Eighteenth); A-2(d) to Rule 24 Certificate dated February 6, 2003 in 70-9757 (Nineteenth); A-2(e) to Rule 24 Certificate dated April 4, 2003 in 70-9757 (Twentieth); A-2(f) to Rule 24 Certificate dated June 6, 2003 in 70-9757 (Twenty-first); A-3(a) to Rule 24 Certificate dated April 8, 2004 in 70-10157 (Twenty-second); A-3(b) to Rule 24 Certificate dated April 29, 2004 in 70-10157 (Twenty-third); A-3(c) to Rule 24 Certificate dated October 4, 2004 in 70-10157 (Twenty-fourth); A-3(d) to Rule 24 Certificate dated January 27, 2006 in 70-10157 (Twenty-fifth); 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth); 4(b) to Form 10-Q for the quarter ended March 31, 2010 in 1-31508 (Twenty-seventh); 4.38 to Form 8-K dated April 15, 2011 in 1-31508 (Twenty-eighth); and 4.38 to Form 8-K dated May 13, 2011 in 1-31508 (Twenty-ninth)).

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

(h) 7 --
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

(a) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-11299).

(a) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(a) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(a) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(a) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2001 in 1-11299).

*(a) 7 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services.

(a) 8 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 9 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (B to Rule 24 Certificate dated June 24, 1977 in 70-5399).

(a) 10 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (E to Rule 24 Certificate dated July 1, 1981 in 70-6592).

(a) 11 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (B-13(a) to Rule 24 Certificate dated July 6, 1984 in 70-6985).

(a) 12 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (A to Rule 24 Certificate dated June 8, 1989 in 70-5399).

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

+(a) 46 --
2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections On or After January 1, 2007) (Appendix B to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2006 in 1-11299).

+(a) 47 --
First Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective October 26, 2006 (10(a)50 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 48 --
Second Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective January 1, 2009 (10(a)51 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 49 --
Third Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective December 30, 2010 (10(a)52 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 50 --
Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections After February 13, 2003) (10(a) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

+(a) 51 --	First Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective January 1, 2005 (10(a)54 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 52 --	Second Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective October 26, 2006 (10(a)55 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 53 --	Third Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)56 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 54 --	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 55 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 56 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

*+(a) 57 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011.

+(a) 58 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 59 --
First Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)60 to Form 10-K for the year ended December 31, 2010 in 1-11299).

*+(a) 60 --	Second Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011.

+(a) 61 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 62 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 63 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

*+(a) 64 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011.

+(a) 65 --	Equity Awards Plan of Entergy Corporation and Subsidiaries, effective as of August 31, 2000 (10(a)77 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 66 --	Amendment, effective December 7, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(a)78 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 67 --	Amendment, effective December 10, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended March 31, 2002 in 1-11299).

+(a) 68 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 69--	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 70 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

*+(a) 71 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011.

+(a) 72 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 73 --	Amendment, effective December 28, 2001, to the Post-Retirement Plan of Entergy Corporation and Subsidiaries (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 74 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 75 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

*+(a) 76 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011.

+(a) 77 --	Service Recognition Program for Non-Employee Outside Directors of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a) to Form 10-Q for the quarter ended June 30, 2008 in 1-11299).

+(a) 78 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 79 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 80 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

*+(a) 81 --	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011.

+(a) 82 --	Retention Agreement effective October 27, 2000 between J. Wayne Leonard and Entergy Corporation (10(a)81 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 83 --	Amendment to Retention Agreement effective March 8, 2004 between J. Wayne Leonard and Entergy Corporation (10(c) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 84 --	Amendment to Retention Agreement effective December 30, 2005 between J. Wayne Leonard and Entergy Corporation (10(a)91 to Form 10-K for the year ended December 31, 2005 in 1-11299).

+(a) 85 --	Amendment to Retention Agreement effective January 1, 2009 between J. Wayne Leonard and Entergy Corporation (10(a)83 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 86 --	Amendment to Retention Agreement effective January 1, 2010 between J. Wayne Leonard and Entergy Corporation (10(a)92 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 87 --	Amendment to Retention Agreement effective December 30, 2010 between J. Wayne Leonard and Entergy Corporation (10(a)85 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 88 --	Restricted Unit Agreement between J. Wayne Leonard and Entergy Corporation (10(a)93 to Form 10-K for the year ended December 31, 2009 in 1-11299).

(a) 89 --
Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

+(a) 90 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services (10(a)99 to Form 10-K for the year ended December 31, 2003 in 1-11299).

+(a) 91 --	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services (10(a) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 92 --	Amendment to Employment Agreement effective March 5, 2004 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 93 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 94 --	Amendment to Retention Agreement effective January 1, 2009 between Leo P. Denault and Entergy Corporation (10(a)93 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 95 --	Amendment to Retention Agreement effective January 1, 2010 between Leo P. Denault and Entergy Corporation (10(a)101 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 96 --	Amendment to Retention Agreement effective December 30, 2010 between Leo P. Denault and Entergy Corporation (10(a)95 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 97 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 98 --
Entergy Corporation Outside Director Stock Program Established under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Amended and Restated effective January 1, 2009) (10(b) to Form 10-Q for the quarter ended June 30, 2008 in 1-11299).

+(a) 99 --
First Amendment to Entergy Corporation Outside Director Stock Program Established under the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation Subsidiaries (10(a)105 to Form 10-K for the year ended December 31, 2008 in 1-11299).

+(a) 100 --
Entergy Corporation Outside Director Stock Program Established under the 2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended June 30, 2011 in 1-11299).

+(a) 101 --	Rescission Agreement effective July 26, 2007 between Richard J. Smith and Entergy Services, Inc. (10(d) to Form 10-Q for the quarter ended June 30, 2007 in 1-11299).

+(a) 102 --	Entergy Nuclear Retention Plan, as amended and restated January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 103 --	Restricted Unit Agreement between Leo P. Denault and Entergy Corporation (10(a) to Form 10-Q for the quarter ended March 31, 2008 in 1-11299).

+(a) 104 --	Retention Agreement effective December 16, 2009 between Richard J. Smith and Entergy Corporation (10(a)112 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 105 --
Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries as amended and restated effective January 1, 2010 (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on  March 17, 2010 in 1-11299).

*+(a) 106 --	First Amendment of the Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011.

*+(a) 107 --	Form of Stock Option Grant Letter.

*+(a) 108 --	Form of Long Term Incentive Program Performance Unit Grant Letter.

*+(a) 109 --	Form of Restricted Stock Grant Letter.

(a) 110 --	Employee Matters Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC and ITC Holdings Corp. (10.1 to Form 8-K filed December 6, 2011 in 1-11299).

System Energy

(b) 1 through (b) 8 -- See 10(a)8 through 10(a)15 above.

(b) 9 through (b) 15 -- See 10(a)16 through 10(a)22 above.

(b) 16 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

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

(b) 44 --	Service Agreement with Entergy Services, dated as of July 16, 1974, as amended (10(b)43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b) 45 --	Amendment, dated January 1, 2004, to Service Agreement with Entergy Services (10(b)57 to Form 10-K for the year ended December 31, 2004 in 1-9067).

*(b) 46 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services.

(b) 47 --	Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(b) 48 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

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

(c) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-10764).

(c) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(c) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(c) 5 --	Amendment, dated April 27, 1984, to Service Agreement, with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(c) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2002 in 1-10764).

*(c) 7 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services.

(c) 8 through (c) 15 -- See 10(a)8 through 10(a)15 above.

(c) 16 --	Agreement, dated August 20, 1954, between Entergy Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c) 17 --	Amendment, dated April 19, 1955, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)2 in 2-41080).

(c) 18 --	Amendment, dated January 3, 1964, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)3 in 2-41080).

(c) 19 --	Amendment, dated September 5, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)4 in 2-41080).

(c) 20 --	Amendment, dated November 19, 1970, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)5 in 2-41080).

(c) 21 --	Amendment, dated July 18, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)6 in 2-41080).

(c) 22 --	Amendment, dated December 27, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)7 in 2-41080).

(c) 23 --	Amendment, dated January 25, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)8 in 2-41080).

(c) 24 --	Amendment, dated October 14, 1971, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)9 in 2-43175).

(c) 25 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)10 in 2-60233).

(c) 26 --	Agreement, dated May 14, 1971, between Entergy Arkansas and the United States of America (SPA) (5(e) in 2-41080).

(c) 27 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated May 14, 1971 (5(e)1 in 2-60233).

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

(d) 2 --
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

(d) 3 --	Lease Agreement, dated September 18, 1980, between BLC Corporation and Entergy Gulf States, Inc. (1 to Form 8-K dated October 6, 1980 in 1-27031).

(d) 4 --
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

(d) 5 --
Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, Inc., dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K dated June 11, 1980, A-2-b to Form 10-Q for the quarter ended June 30, 1982; and 10-1 to Form 8-K dated February 19, 1988 in 1-27031).

(d) 6 --
Agreements between Southern Company and Entergy Gulf States, Inc., dated February 25, 1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K for the year ended December 31, 1981 in 1-27031).

(d) 7 --
Transmission Facilities Agreement between Entergy Gulf States, Inc. and Mississippi Power Company, dated February 28, 1982, and Amendment, dated May 12, 1982 (A-2-c to Form 10-Q for the quarter ended March 31, 1982 in 1-27031) and Amendment, dated December 6, 1983 (10-43 to Form 10-K for the year ended December 31, 1983 in 1-27031).

(d) 8 --
First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to Form 10-K for the year ended December 31, 1985 in 1-27031).

+(d) 9 --
Deferred Compensation Plan for Directors of Entergy Gulf States, Inc. and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-27031). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 10 --
Trust Agreement for Deferred Payments to be made by Entergy Gulf States, Inc. pursuant to the Executive Income Security Plan, by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 11 --
Trust Agreement for Deferred Installments under Entergy Gulf States, Inc. Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 12 --
Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 13 --
Trust Agreement for Entergy Gulf States, Inc. Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 14 --
Nuclear Fuel Lease Agreement between Entergy Gulf States, Inc. and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (10-64 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 15 --
Trust and Investment Management Agreement between Entergy Gulf States, Inc. and Morgan Guaranty and Trust Company of New York (the “Decommissioning Trust Agreement”) with respect to decommissioning funds authorized to be collected by Entergy Gulf States, Inc., dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 16 --	Amendment No. 2 dated November 1, 1995 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)31 to Form 10-K for the year ended December 31, 1995 in 1-27031).

(d) 17 --	Amendment No. 3 dated March 5, 1998 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)23 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 18 --	Amendment No. 4 dated December 17, 2003 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)24 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 19 --
Amendment No. 5 dated December 31, 2007 between Entergy Gulf States Louisiana, L.L.C. and Mellon Bank. N.A. to Decommissioning Trust Agreement (10(d)21 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 20 --
Partnership Agreement by and among Conoco Inc., and Entergy Gulf States, Inc., CITGO Petroleum Corporation and Vista Chemical Company, dated April 28, 1988 (10-67 to Form 10-K for the year ended December 31, 1988 in 1-27031).

+(d) 21 --	Gulf States Utilities Company Executive Continuity Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-27031).

+(d) 22 --
Trust Agreement for Entergy Gulf States, Inc. Executive Continuity Plan, by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-27031).

+(d) 23 --	Gulf States Utilities Board of Directors’ Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(d) 24 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d) 25 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(d) 26 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 0-20371).

(d) 27 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 0-20371).

(d) 28 --	Operating Agreement dated as of January 1, 2008, between Entergy Operations, Inc. and Entergy Gulf States Louisiana (10(d)39 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 29 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Gulf States Louisiana (10(d)40 to Form 10-K for the year ended December 31, 2007 in 333-148557).

*(d) 30 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services.

(d) 31 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 333-148557).

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

(d) 35 --	Second Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 22, 2010 (10(a) to Form 10-Q for the quarter ended June 30, 2010).

(d) 36 --
Loan Agreement, dated as of October 1, 2010, between the Louisiana Public Facilities Authority and Entergy Gulf States Louisiana, L.L.C. relating to Revenue Bonds (Entergy Gulf States Louisiana, L.L.C. Project) Series 2010A (4(b) to Form 8-K filed October 12, 2010 in 0-20371).

(d) 37 --
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

(e) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-32718).

(e) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(e) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-42523).

(e) 5 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(e) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(e)12 to Form 10-K for the year ended December 31, 2002 in 1-8474).

*(e) 7 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services.

(e) 8 through (e) 15 -- See 10(a)8 through 10(a)15 above.

(e) 16 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (B-1(b) to Rule 24 Certificate in 70-7580).

(e) 17 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(e) 18 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

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

(f) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-31508).

(f) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(f) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (D in 37-63).

(f) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(f) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(f)12 to Form 10-K for the year ended December 31, 2002 in 1-31508).

*(f) 7 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services.

(f) 8 through (f) 15 -- See 10(a)8 through 10(a)15 above.

(f) 16 --	Loan Agreement, dated as of September 1, 2004, between Entergy Mississippi and Mississippi Business Finance Corporation (B-3(a) to Rule 24 Certificate dated October 4, 2004 in 70-10157).

(f) 17 --	Refunding Agreement, dated as of May 1, 1999, between Entergy Mississippi and Independence County, Arkansas (B-6(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719).

(f) 18 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B-3(a) in 70-6337).

(f) 19 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 20 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 0-375).

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

(g) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 0-5807).

(g) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(g) 4 --	Service Agreement with Entergy Services dated as of April 1, 1963 (5(a)5 in 2-42523).

(g) 5 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(g) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(g)12 to Form 10-K for the year ended December 31, 2002 in 0-5807).

*(g) 7 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services.

(g) 8 through (g) 15 -- See 10(a)8 through 10(a)15 above.

(g) 16 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

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

(h) 21 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Texas (10(h)25 to Form 10-K for the year ended December 31, 2008 in 3-53134).

*(h) 22 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services.

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(c)	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(d)	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(g)	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21) Subsidiaries of the Registrants

(23) Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 492.

*(24) Powers of Attorney

(31) Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(o)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(p)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32) Section 1350 Certifications

*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(f)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(g)	Section 1350 Certification for Entergy Louisiana.

*(h)	Section 1350 Certification for Entergy Louisiana.

*(i)	Section 1350 Certification for Entergy Mississippi.

*(j)	Section 1350 Certification for Entergy Mississippi.

*(k)	Section 1350 Certification for Entergy New Orleans.

*(l)	Section 1350 Certification for Entergy New Orleans.

*(m)	Section 1350 Certification for Entergy Texas.

*(n)	Section 1350 Certification for Entergy Texas.

*(o)	Section 1350 Certification for System Energy.

*(p)	Section 1350 Certification for System Energy.

(101) XBRL Documents

Entergy Corporation

*INS -	XBRL Instance Document.

*SCH -	XBRL Taxonomy Extension Schema Document.

*CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

*DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

*LAB -	XBRL Taxonomy Extension Label Linkbase Document.

*PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________
* Filed herewith.
+ Management contracts or compensatory plans or arrangements.