Form 10-Q
period 2012-03-31
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2012-05-09
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

 __________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at April 30, 2012
Entergy Corporation	($0.01 par value)	177,159,198

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2011, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2012

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2012

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
•
regulatory and operating challenges and uncertainties associated with the Utility operating companies’ proposal to move to the MISO RTO, the operations of the independent coordinator of transmission for Entergy's utility service territory, and the scheduled expiration of the current independent coordinator of transmission arrangement in November 2012;

•
risks associated with the proposed spin-off and subsequent merger of Entergy’s electric transmission business into a subsidiary of ITC Holdings Corp., including the risk that Entergy and the Utility operating companies may not be able to timely satisfy the conditions or obtain the approvals required to complete such transaction or such approvals may contain material restrictions or conditions, and the risk that if completed, the transaction may not achieve its anticipated results;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC;

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

FORWARD-LOOKING INFORMATION (Concluded)

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

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2011 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator

v

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midwest Independent Transmission System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
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

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.  As discussed in more detail in “Plan to Spin Off the Utility’s Transmission Business,” in the Form 10-K, in December 2011, Entergy entered into an agreement to spin off its transmission business and merge it with a newly-formed subsidiary of ITC Holdings Corp.

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

Results of Operations

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2012 to the first quarter 2011 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (1)	Entergy
	(In Thousands)

1st Qtr 2011 Consolidated Net Income (Loss)	$168,653	$123,233	($38,208)	$253,678

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(42,398)	(72,981)	(1,155)	(116,534)
Other operation and maintenance expenses	42,025	23,597	265	65,887
Asset impairment	-	355,524	-	355,524
Taxes other than income taxes	3,508	8,357	71	11,936
Depreciation and amortization	7,481	7,840	9	15,330
Other income	10,335	4,850	(2,513)	12,672
Interest expense	5,565	2,403	1,786	9,754
Other expenses	1,296	1,241	-	2,537
Income taxes (benefit)	9,503	(175,348)	1,433	(164,412)

1st Qtr 2012 Consolidated Net Income (Loss)	$67,212	($168,512)	($45,440)	($146,740)

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

As discussed in more detail in Note 11 to the financial statements, first quarter 2012 results of operations include a $355.5 million ($223.5 million after-tax) impairment charge to write down the carrying values of Vermont Yankee and related assets to their fair values.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2012 to the first quarter 2011.

Amount
(In Millions)

2011 net revenue	$1,148
Volume/weather	(48)
Net gas revenue	(8)
Retail electric price	12
Other	2
2012 net revenue	$1,106

           The volume/weather variance is primarily due to the effect of milder weather on residential and commercial sales.  This was partially offset by an increase of 748 GWh in weather-adjusted usage, primarily in the industrial sector.  Industrial sales growth was largely due to expansions.  This sector had growth from both large and small industrial customers.  Improvements in chemicals were partially offset by declines in refineries and pipelines.

The net gas revenue variance is primarily due to milder weather compared to the same period in the prior year.

The retail electric price variance is primarily due to:

•	a special formula rate plan rate increase at Entergy Louisiana effective May 2011 in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center; and
•	a base rate increase at Entergy Texas beginning May 2011 as a result of the settlement of the December 2009 rate case.

These increases were partially offset by a formula rate plan decrease at Entergy New Orleans effective October 2011.  See Note 2 to the financial statements in the Form 10-K for further discussion of these proceedings.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the first quarter 2012 to the first quarter 2011.

Amount
(In Millions)

2011 net revenue	$525
Realized price changes	(63)
Volume	(7)
Other	(3)
2012 net revenue	$452

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $73 million, or 14%, in the first quarter 2012 compared to the first quarter 2011 primarily due to lower pricing in its contracts to sell power and lower volume in its nuclear fleet resulting from more planned and unplanned outage days in 2012 compared to the same period in 2011.

Following are key performance measures for Entergy Wholesale Commodities for the first quarter 2012 and 2011:

	2012	2011

Owned capacity	6,612	6,016
GWh billed	11,193	10,519
Average realized price per MWh	$49.68	$56.98

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	88%	91%
GWh billed	9,838	9,913
Average realized revenue per MWh	$50.32	$57.46
Refueling Outage Days:
Indian Point 2	27	-
Indian Point 3	-	23

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

See the Form 10-K for a discussion of Entergy Wholesale Commodities nuclear business’s average realized price per MWh, including the factors that influence it and the decrease in the annual average realized price per MWh to $54.73 in 2011 from $59.16 in 2010.  Entergy Wholesale Commodities’ nuclear business is likely to continue to experience a decrease again in 2012 from 2011 because, as shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Entergy Wholesale Commodities has sold forward 89% of its planned nuclear energy output for the remainder of 2012 for an average contracted energy price of $48 per MWh.  In addition, Entergy Wholesale Commodities has sold forward 84% of its planned nuclear energy output for 2013 for an average contracted energy price of $45-50 per MWh.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $448 million for the first quarter 2011 to $490 million for the first quarter 2012 primarily due to:

•
an increase of $14 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
an increase of $13 million in fossil-fueled generation expenses resulting from higher outage costs primarily because the scope of outages was greater than the same period in the prior year and the timing of the outages;

•	$6 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business;
•	an increase of $6 million in nuclear generation expenses primarily due to higher labor costs, including higher contract labor;
•	nuclear insurance refunds of $5 million received in 2011; and
•	an increase of $4 million in contract costs due to the transition and implementation of joining the MISO RTO.

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Other income increased primarily due to an increase of $6 million in realized earnings on decommissioning trust fund investments and AFUDC accrued on projects under construction, primarily from the Grand Gulf uprate project.

Interest expense increased primarily due to net debt issuances by certain of the Utility operating companies.

Entergy Wholesale Commodities

           Other operation and maintenance expenses increased from $209 million for the first quarter 2011 to $233 million for the first quarter 2012 primarily due to:

•
an increase of $12 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $4 million due to the operations of the Rhode Island State Energy Center, which was acquired in December 2011; and
•	several individually insignificant items.

The asset impairment variance is due to a $355.5 million ($223.5 million after-tax) impairment charge to write down the carrying values of Vermont Yankee and related assets to their fair values.  See Note 11 to the financial statements for further discussion of this charge.

Taxes other than income taxes increased primarily due to increased property taxes at FitzPatrick.  Previously, Fitzpatrick was granted an exemption from property taxation and paid taxes according to a payment in lieu of property taxes agreement.  This agreement expired on June 30, 2011 and FitzPatrick is now being taxed under the current property tax system.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation expense increased primarily due to an increase in plant in service, including the acquisition of the Rhode Island State Energy Center in December 2011.

Income Taxes

The effective income tax rates for the first quarters 2012 and 2011 were 0.11% and 39.3%, respectively.  The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter 2012 was primarily because the expected tax benefit of the pre-tax loss that Entergy incurred in the first quarter 2012 was partially offset by the write-off of a portion of the regulatory asset for income taxes that is discussed in Note 2 to the financial statements.  The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter 2011 was primarily due to state income taxes and certain book and tax differences for utility plant items.

Plan to Spin Off the Utility’s Transmission Business

See the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

The NRC operating licenses for Pilgrim, Indian Point 2, and Indian Point 3 expire in June 2012, September 2013, and December 2015, respectively.  NRC license renewal applications are pending for each plant.  Under federal law, nuclear power plants may continue to operate beyond their license expiration dates while their renewal applications are pending NRC approval.  In addition, in March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.  For additional discussion regarding activity in Vermont and the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein.

In the Pilgrim license renewal proceeding, there remain pending two matters that could present an obstacle to the NRC staff’s issuance of a renewed license.  First, the NRC referred to the Atomic Safety and Licensing Board (ASLB) an intervenor request to reopen the record to admit a new contention with a request for decision on admissibility by May 29, 2012.  Second, while four intervenor appeals of ASLB decisions were denied by the NRC during the first quarter 2012, one such appeal remains pending.  On April 23, 2012, the NRC staff issued a request to the NRC Commissioner asking for authorization to issue a renewed Pilgrim license notwithstanding the pendency of these matters.  The NRC Staff asked that the NRC act by May 8, 2012.  Outside of the NRC license renewal process, intervenors have taken steps to slow or block license renewal.  Such steps include the Commonwealth of Massachusetts’s appeal to the U.S. Court of Appeals for the First Circuit of an NRC decision affirming the ASLB’s decision not to admit a late-filed contention and an April 2012 letter sent by certain parties to the Massachusetts Office of Coastal Zone Management (OCZM) requesting that OCZM suspend its 2006 consistency determination issued for Pilgrim license renewal.

In April 2007, Entergy submitted an application to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years.  The ASLB has admitted 21 contentions raised by the State of New York or other parties, which were combined into 16 discrete issues.  Two of the issues have been resolved, leaving 14 issues that are currently subject to ASLB hearings.  In July 2011, the ASLB granted the State of New York’s motion for summary disposition of an admitted contention challenging the adequacy of a section of Indian Point’s environmental analysis as incorporated in the Final Supplemental Environmental Impact Statement (FSEIS) (discussed below).  That section provided cost estimates for Severe Accident Mitigation Alternatives (SAMAs), which are hardware and procedural changes that could be implemented to mitigate estimated impacts of off-site radiological releases in case of a hypothesized severe accident.  In addition to finding that the SAMA cost analysis was insufficient, the ASLB directed the NRC staff to explain why cost-beneficial SAMAs should not be required to be implemented.  Entergy appealed the ASLB’s decision to the NRC and the NRC staff supported Entergy’s appeal, while the State of New York opposed it.  In December 2011 the NRC denied Entergy’s appeal as premature, stating that the appeal could be renewed at the conclusion of the ASLB proceedings.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

 In November 2011 the ASLB issued an order establishing deadlines for the submission of several rounds of testimony on most of the contentions pending before the ASLB and for the filing of motions to limit or exclude testimony.  Most of the testimony on those contentions has now been completed and filed, and the ASLB has scheduled the commencement of hearings for October 15, 2012.  Hearings on the remaining issues will follow the submission of testimony on dates yet to be set.

The NRC staff currently is also performing its technical and environmental reviews of the application.  The NRC staff issued a Final Safety Evaluation Report (FSER) in August 2009, a supplement to the FSER in August 2011, and a FSEIS in December 2010.  The NRC staff has stated its intent to issue a draft supplemental FSEIS in May 2012 and, following an opportunity for comment, to issue a final supplement FSEIS later in 2012.  The NRC staff also plans to issue a supplemental SER in August 2012.

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

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2012	December 31, 2011

Debt to capital	57.8%	57.3%
Effect of excluding the securitization bonds	(2.1)%	(2.3)%
Debt to capital, excluding securitization bonds (1)	55.7%	55.0%
Effect of subtracting cash	(1.5)%	(1.5)%
Net debt to net capital, excluding securitization bonds (1)	54.2%	53.5%

(1)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2017.  Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2012.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$1,465	$8	$2,027

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

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2012 through 2014.  Following are updates to the discussion in the Form 10-K.

Grand Gulf Uprate

As discussed in more detail in the Form 10-K, the estimated capital investments for 2012-2014 include System Energy’s planned approximate 178 MW uprate of the Grand Gulf nuclear plant.  Considering the progress of the uprate project during Grand Gulf’s spring 2012 refueling outage, including additional work scope that has emerged during the outage; additional information from the project's engineering, procurement and construction contractor; the costs required to install instrumentation in the steam dryer in response to evolving guidance from the NRC staff; and delays in obtaining NRC approval; System Energy now estimates the total capital investment to be made in the course of the implementation of the Grand Gulf uprate project is approximately $874 million, including SMEPA’s share.  Implementation of the uprate and the NRC’s review continues.  System Energy expects to complete the project during the summer of 2012.

Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s Ninemile Point Unit 6 self-build project.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of the facility.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of its allocated share of the capacity and energy generated by Ninemile 6.  In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Louisiana and Entergy Gulf States Louisiana, and Entergy Louisiana has given the contractor a full notice to proceed with the construction. Under the terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans, if one is in effect when the project is placed in service; alternatively, Entergy Louisiana and Entergy Gulf States Louisiana’s must file rate cases approximately 12 months prior to the expected in-service date.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Hot Spring Energy Facility Purchase Agreement

See the Form 10-K for a discussion of Entergy Arkansas’s agreement to acquire the Hot Spring Energy Facility.  The parties have satisfied their obligations under the Hart-Scott-Rodino Act, and the U.S. Department of Justice’s review of the transaction is ongoing.

In July 2011, Entergy Arkansas filed its application with the APSC requesting approval of the acquisition and full cost recovery.  In January 2012, Entergy Arkansas, the APSC General Staff, and the Arkansas Attorney General filed a Motion to Suspend the Procedural Schedule and Joint Stipulation and Settlement for consideration by the APSC.  Under the settlement, the parties agreed that the acquisition costs may be recovered through a capacity acquisition rider and agreed that the level of the return on equity reflected in the rider would be submitted to the APSC for resolution.  Because the transmission upgrade costs remained uncertain, the parties requested that the APSC suspend the procedural schedule and cancel the hearing scheduled for January 24, 2012, pending resolution of the transmission costs.  The APSC issued an order accepting the settlement as part of the record and directing Entergy Arkansas to file the transmission studies when available and directing the parties to propose a procedural schedule to address the results of those studies.

On April 6, 2012, facilities studies were issued indicating that long-term transmission service is available for the Hot Spring facility provided that supplemental transmission upgrades estimated at approximately $440,000 are made.  In addition, the studies noted that surveys of two lines should be conducted, which may result in additional upgrade requirements not expected to exceed $25 million.  On April 16, 2012, Entergy Arkansas filed the facilities studies with the APSC and reiterated its request for a public interest finding and timely cost recovery.  Assuming timely regulatory approvals and the satisfaction of all other closing conditions, closing is targeted for around mid-2012.

Hinds Energy Facility Purchase Agreement

See the Form 10-K for a discussion of Entergy Mississippi’s agreement to acquire the Hinds Energy Facility.  In July 2011, Entergy Mississippi filed with the MPSC requesting approval of the acquisition and full cost recovery.  The parties have satisfied their obligations under the Hart-Scott-Rodino Act, and the U.S. Department of Justice’s review of the transaction is ongoing.  In February 2012 the MPSC granted a certificate of public convenience and necessity and approved the estimated acquisition cost.  In April 2012, facilities studies were issued indicating that long-term transmission service is available for the Hinds facility provided that supplemental transmission upgrades estimated at approximately $580,000 are made and assuming that various projects already included in the transmission construction plan are completed.  The retail cost recovery proceeding remains pending before the MPSC.  Assuming timely regulatory approvals and the satisfaction of all other closing conditions, closing is targeted for around mid-2012.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its April 2012 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since second quarter 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
	(In Millions)

Cash and cash equivalents at beginning of period	$694	$1,294

Cash flow provided by (used in):
Operating activities	601	323
Investing activities	(749)	(897)
Financing activities	139	6
Net decrease in cash and cash equivalents	(9)	(568)

Cash and cash equivalents at end of period	$685	$726

Operating Activities

Entergy's cash flow provided by operating activities increased by $278 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a decrease of $172 million in pension contributions and an increase in deferred fuel cost collections.  Partially offsetting these factors were the decreases in net revenue that are discussed above.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash used in investing activities decreased by $148 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to:

•
a decrease in nuclear fuel purchases because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statements of Cash Flows, as Entergy received $95 million in net deposits from Entergy Wholesale Commodities’ counterparties during 2012 and returned net deposits of $21 million in 2011.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the Market and Credit Risk Sensitive Instruments section below; and

•
an increase in construction expenditures, primarily in the Utility business resulting from spending on the power uprate project at Grand Gulf.  Entergy’s construction spending plans for 2012 through 2014 are discussed in the Form 10-K and are updated in the Capital Expenditure Plans and Other Uses of Capital section in this report.

Financing Activities

Net cash provided by financing activities increased by $133 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the following:

•	Entergy repurchased $54 million of its common stock in the three months ended March 31, 2011. Entergy’s share repurchase programs are discussed in the Form 10-K.
•	$51 million in proceeds from the sale in 2012 of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
Long-term debt activity provided approximately $175 million of cash in 2012 compared to $133 million of cash in 2011.  For details of Entergy's long-term debt activity in 2012 see Note 4 to the financial statements herein.

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

Federal Regulation

Entergy’s Proposal to Join the MISO RTO

See the Form 10-K for a discussion of the Utility operating companies proposal to join the MISO RTO.  Following are updates to that discussion.

On March 14, 2012, the LPSC Staff and intervenors filed direct testimony in Entergy Louisiana’s and Entergy Gulf States Louisiana’s joint change of control proceeding.  In Entergy Arkansas’s proceeding, the APSC Staff and intervenors filed direct testimony on March 16, 2012.  Intervenors began filing direct testimony in the Entergy New Orleans and Entergy Mississippi proceedings on March 23, 2012 and April 23, 2012, respectively.  Most parties were conditionally supportive of or did not oppose certifying the move to MISO as in the public interest.  Several parties, including the LPSC Staff, proposed various conditions.  The APSC Staff argued Entergy Arkansas has not proven that it is in the public interest to join MISO and noted that Entergy Arkansas should maintain the option to join SPP.  On April 13, 2012, Entergy Arkansas filed rebuttal testimony addressing the claims made by parties challenging the MISO proposal, and on April 19, 2012, Entergy Gulf States Louisiana and Entergy Louisiana filed responsive testimony to the prefiled testimony of the LPSC Staff and intervenors.  The LPSC hearing on the merits was completed on May 2, 2012.  The APSC has established a procedural schedule with hearing the hearing on the merits commencing May 30, 2012.  The MPSC has scheduled a hearing in July 2012.  The City Council has scheduled a hearing in September 2012.  Entergy Texas submitted its change of control filing on April 30, 2012.

In June 2011, MISO filed with the FERC a request for a transitional waiver of provisions of its open access transmission, energy, and operating reserve markets tariff regarding allocation of transmission network upgrade costs, in order to establish a transition for the integration of the Utility operating companies.  In September 2011 the FERC issued an order denying on procedural grounds MISO’s request, further advising MISO that submitting modified tariff sheets is the appropriate method for implementing the transition that MISO seeks for the Utility operating companies.  The FERC did not address the merits of any transition arrangements that may be appropriate to integrate the Utility operating companies into MISO.  MISO worked with its stakeholders to prepare the appropriate changes to its tariff and filed the proposed tariff changes with the FERC in November 2011.  On April 19, 2012, the FERC conditionally accepted MISO’s proposal related to the allocation of transmission upgrade costs in connection with the transition and integration of the Utility operating companies into MISO.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In addition, the Utility operating companies have agreed to give authority to the Entergy Regional State Committee (E-RSC), upon unanimous vote and within the first five years after the Utility operating companies join the MISO RTO, (i) to direct the allocation of certain transmission upgrade costs among the Utility operating companies’ transmission pricing zones in a manner that differs from the allocation that would occur under the MISO OATT and (ii) to direct the Utility operating companies as transmission owners to add projects to MISO’s transmission expansion plan.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward fixed price physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward fixed price physical power contracts, Entergy Wholesale Commodities also uses financial contracts to hedge a portion of its commodity price risk.  The following is a summary of the amount of Entergy Wholesale Commodities’ planned energy output that is currently sold forward under physical or financial contracts (2012 represents the remainder of the year):

Entergy Wholesale Commodities Nuclear Portfolio

	2012	2013	2014	2015	2016

Energy
Percent of planned generation sold forward (a):
Unit-contingent (b)	60%	41%	14%	12%	12%
Unit-contingent with guarantee of availability (c)	18%	19%	15%	13%	13%
Firm LD (d)	24%	24%	20%	-%	-%
Offsetting positions (e)	(13)%	-%	-%	-%	-%
Total energy sold forward	89%	84%	49%	25%	25%
Planned generation (TWh) (f) (g)	31	40	41	41	40
Average revenue under contract per MWh (h)	$48	$45-50	$47-51	$49-57	$50-59

Capacity
Percent of capacity sold forward (i):
Bundled capacity and energy contracts (j)	16%	16%	16%	16%	16%
Capacity contracts (k)	43%	31%	25%	17%	5%
Total capacity sold forward	59%	47%	41%	33%	21%
Planned net MW in operation (g) (l)	5,011	5,011	5,011	5,011	5,011
Average revenue under contract per kW per month (applies to capacity contracts only) (h)	$2.3	$2.9	$3.1	$3.2	$3.4

Blended Capacity and Energy Recap (based on revenues)
% of planned generation and capacity sold forward	92%	85%	54%	31%	30%
Average revenue under contract per MWh (h)	$50	$46	$48	$52	$51

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2012	2013	2014	2015	2016

Energy
Percent of planned generation sold forward (a):
Cost-based contracts (m)	41%	36%	30%	35%	32%
Firm LD (d)	5%	5%	5%	6%	6%
Total energy sold forward	46%	41%	35%	41%	38%
Planned generation (TWh) (f) (n)	5	7	7	6	6

Capacity
Percent of capacity sold forward (i):
Cost-based contracts (m)	35%	29%	24%	24%	24%
Bundled capacity and energy contracts (j)	8%	8%	8%	8%	8%
Capacity contracts (k)	52%	47%	47%	48%	20%
Total capacity sold forward	95%	84%	79%	80%	52%
Planned net MW in operation (l) (n)	1,052	1,052	1,052	1,052	1,052

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights

(b)	Transaction under which power is supplied from a specific generation asset; if the asset is not operating, seller is generally not liable to buyer for any damages
(c)
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

(d)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract; a portion of which may be capped through the use of risk management products

(e)	Transactions for the purchase of energy, generally to offset a Firm LD transaction
(f)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that effect dispatch
(g)
Assumes NRC license renewal for plants whose current licenses expire within five years and uninterrupted normal operation at all plants.  NRC license renewal applications are in process for three units, as follows (with current license expirations in parentheses): Pilgrim (June 2012), Indian Point 2 (September 2013), and Indian Point 3 (December 2015).  For a discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K and “Vermont Yankee” in Note 11 to the financial statements herein.

(h)
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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(i)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.
(j)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold
(k)	A contract for the sale of an installed capacity product in a regional market
(l)
Amount of capacity to be available to generate power and/or sell capacity considering uprates planned to be completed during the year.  The increased capacity figure for the nuclear portfolio from the 10-K reflects the final testing and confirmation of a small incremental increase in output associated with equipment replacements at Palisades.

(m)
Contracts priced in accordance with cost-based rates, a ratemaking concept used for the design and development of rate schedules to ensure that the filed rate schedules recover only the cost of providing the service; these contracts are on owned non-utility resources located within Entergy’s service territory, which do not operate under market-based rate authority.  The percentage sold assumes approval of long-term transmission rights.  Includes sales to the Utility through 2013 of 121 MW of capacity and energy from Entergy Power sourced from Independence Steam Electric Station Unit 2.

(n)
Non-nuclear planned generation and net MW in operation include purchases from affiliated and non-affiliated counterparties under long-term contracts and exclude energy and capacity from Entergy Wholesale Commodities’ wind investment accounted for under the equity method of accounting and from the 544 MW Ritchie plant that is not planned to operate.

Entergy estimates that a $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on March 31, 2012 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $41 million in 2012.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2012, based on power prices at that time, Entergy had liquidity exposure of $271 million under the guarantees in place supporting Entergy Wholesale Commodities transactions, $20 million of guarantees that support letters of credit, and $6 million of posted cash collateral to the ISOs.  As of March 31, 2012, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements would increase by $71 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2012, Entergy would have been required to provide approximately $45 million of additional cash or letters of credit under some of the agreements.

As of March 31, 2012, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2016 have public investment grade credit ratings.

Nuclear Matters

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  The orders are being analyzed and an estimate of the increased costs cannot be made at this time.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

With the issuance of the three orders, the NRC also provided members of the public an opportunity to request a hearing.  Two established anti-nuclear groups, Pilgrim Watch and Beyond Nuclear, have filed hearing requests, focused on Pilgrim, regarding two of the three orders.  These requests seek to have the NRC impose expanded remedial requirements to address the issues raised by the NRC’s orders.  Entergy has filed oppositions to these hearing requests.

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

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
	2012	2011
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$1,784,841	$1,865,899
Natural gas	46,008	71,123
Competitive businesses	552,810	604,186
TOTAL	2,383,659	2,541,208

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	538,837	507,693
Purchased power	284,966	362,618
Nuclear refueling outage expenses	63,884	63,985
Asset impairment	355,524	-
Other operation and maintenance	721,635	655,748
Decommissioning	57,903	55,265
Taxes other than income taxes	137,170	125,234
Depreciation and amortization	280,215	264,885
Other regulatory charges (credits) - net	382	(5,111)
TOTAL	2,440,516	2,030,317

OPERATING INCOME (LOSS)	(56,857)	510,891

OTHER INCOME
Allowance for equity funds used during construction	24,307	17,289
Interest and investment income	40,992	26,747
Miscellaneous - net	(17,990)	(9,399)
TOTAL	47,309	34,637

INTEREST EXPENSE
Interest expense	146,745	136,134
Allowance for borrowed funds used during construction	(9,391)	(8,534)
TOTAL	137,354	127,600

INCOME (LOSS) BEFORE INCOME TAXES	(146,902)	417,928

Income tax expense (benefit)	(162)	164,250

CONSOLIDATED NET INCOME (LOSS)	(146,740)	253,678

Preferred dividend requirements of subsidiaries	4,943	5,015

NET INCOME (LOSS) ATTRIBUTABLE TO ENTERGY CORPORATION	$(151,683)	$248,663

Earnings (loss) per average common share:
Basic	$(0.86)	$1.39
Diluted	$(0.86)	$1.38
Dividends declared per common share	$0.83	$0.83

Basic average number of common shares outstanding	176,865,363	178,834,342
Diluted average number of common shares outstanding	177,388,045	180,083,830

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

Net Income (loss)	$(146,740)	$253,678

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $75,494 and ($34,635))	145,435	(58,208)
Pension and other postretirement liabilities
(net of tax expense of $3,876 and $1,093)	6,266	4,259
Net unrealized investment gains
(net of tax expense of $49,138 and $25,340)	50,107	24,685
Foreign currency translation
(net of tax expense of $167 and $161)	311	299
Other comprehensive income (loss)	202,119	(28,965)

Comprehensive Income	55,379	224,713

Preferred dividend requirements of subsidiaries	4,943	5,015

Comprehensive Income Attributable to Entergy Corporation	$50,436	$219,698

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income (loss)	$(146,740)	$253,678
Adjustments to reconcile consolidated net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	450,009	422,411
Deferred income taxes, investment tax credits, and non-current taxes accrued	38,858	173,784
Asset impairment	355,524	-
Changes in working capital:
Receivables	156,202	102,711
Fuel inventory	(20,213)	(12,508)
Accounts payable	(145,599)	(154,398)
Prepaid taxes and taxes accrued	(89,583)	(63,918)
Interest accrued	(32,194)	(67,978)
Deferred fuel	77,405	(66,548)
Other working capital accounts	(34,753)	(102,294)
Changes in provisions for estimated losses	(15,030)	(779)
Changes in other regulatory assets	60,857	48,889
Changes in pensions and other postretirement liabilities	(4,764)	(190,958)
Other	(49,479)	(18,991)
Net cash flow provided by operating activities	600,500	323,101

INVESTING ACTIVITIES
Construction/capital expenditures	(563,539)	(486,561)
Allowance for equity funds used during construction	25,448	17,289
Nuclear fuel purchases	(201,059)	(300,975)
Changes in securitization account	940	6,360
NYPA value sharing payment	(72,000)	(72,000)
Payments to storm reserve escrow account	(1,483)	(1,736)
Receipts from storm reserve escrow account	861	-
Decrease (increase) in other investments	93,786	(21,212)
Proceeds from nuclear decommissioning trust fund sales	535,551	492,682
Investment in nuclear decommissioning trust funds	(567,780)	(530,672)
Net cash flow used in investing activities	(749,275)	(896,825)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
	2012	2011
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,034,945	411,444
Preferred stock	51,000	-
Common stock and treasury stock	32,826	12,280
Retirement of long-term debt	(859,648)	(278,084)
Repurchase of common stock	-	(54,404)
Changes in credit borrowings - net	32,782	68,244
Dividends paid:
Common stock	(146,674)	(148,678)
Preferred stock	(5,582)	(5,015)
Net cash flow provided by financing activities	139,649	5,787

Effect of exchange rates on cash and cash equivalents	(310)	(298)

Net decrease in cash and cash equivalents	(9,436)	(568,235)

Cash and cash equivalents at beginning of period	694,438	1,294,472

Cash and cash equivalents at end of period	$685,002	$726,237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$134,655	$164,563
Income taxes	$35,992	$(4,380)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$63,117	$81,468
Temporary cash investments	621,885	612,970
Total cash and cash equivalents	685,002	694,438
Securitization recovery trust account	49,364	50,304
Accounts receivable:
Customer	452,926	568,558
Allowance for doubtful accounts	(30,079)	(31,159)
Other	145,677	166,186
Accrued unbilled revenues	260,539	298,283
Total accounts receivable	829,063	1,001,868
Deferred fuel costs	69,924	209,776
Accumulated deferred income taxes	4,650	9,856
Fuel inventory - at average cost	222,345	202,132
Materials and supplies - at average cost	896,633	894,756
Deferred nuclear refueling outage costs	230,514	231,031
System agreement cost equalization	36,800	36,800
Prepayments and other	452,042	291,742
TOTAL	3,476,337	3,622,703

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	45,769	44,876
Decommissioning trust funds	4,039,319	3,788,031
Non-utility property - at cost (less accumulated depreciation)	259,867	260,436
Other	419,661	416,423
TOTAL	4,764,616	4,509,766

PROPERTY, PLANT AND EQUIPMENT
Electric	39,300,676	39,385,524
Property under capital lease	808,790	809,449
Natural gas	345,981	343,550
Construction work in progress	2,025,005	1,779,723
Nuclear fuel	1,499,219	1,546,167
TOTAL PROPERTY, PLANT AND EQUIPMENT	43,979,671	43,864,413
Less - accumulated depreciation and amortization	18,392,874	18,255,128
PROPERTY, PLANT AND EQUIPMENT - NET	25,586,797	25,609,285

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	730,467	799,006
Other regulatory assets (includes securitization property of
$989,503 as of March 31, 2012 and $1,009,103 as of
December 31, 2011)	4,577,018	4,636,871
Deferred fuel costs	258,534	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	31,271	19,003
Other	1,128,012	955,691
TOTAL	7,102,474	6,959,945

TOTAL ASSETS	$40,930,224	$40,701,699

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$315,275	$2,192,733
Notes payable	141,113	108,331
Accounts payable	916,248	1,069,096
Customer deposits	354,178	351,741
Taxes accrued	188,652	278,235
Accumulated deferred income taxes	94,126	99,929
Interest accrued	151,318	183,512
Deferred fuel costs	279,723	255,839
Obligations under capital leases	3,692	3,631
Pension and other postretirement liabilities	46,341	44,031
System agreement cost equalization	74,207	80,090
Other	345,781	283,531
TOTAL	2,910,654	4,950,699

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,163,494	8,096,452
Accumulated deferred investment tax credits	282,140	284,747
Obligations under capital leases	37,471	38,421
Other regulatory liabilities	809,729	728,193
Decommissioning and asset retirement cost liabilities	3,352,820	3,296,570
Accumulated provisions	370,761	385,512
Pension and other postretirement liabilities	3,126,583	3,133,657
Long-term debt (includes securitization bonds of $1,048,894 as of
March 31, 2012 and $1,070,556 as of December 31, 2011)	12,121,105	10,043,713
Other	560,697	501,954
TOTAL	28,824,800	26,509,219

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	186,510	186,511

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2012 and in 2011	2,548	2,548
Paid-in capital	5,352,256	5,360,682
Retained earnings	9,148,262	9,446,960
Accumulated other comprehensive income (loss)	33,667	(168,452)
Less - treasury stock, at cost (77,601,080 shares in 2012 and
78,396,988 shares in 2011)	5,622,473	5,680,468
Total common shareholders' equity	8,914,260	8,961,270
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	9,008,260	9,055,270

TOTAL LIABILITIES AND EQUITY	$40,930,224	$40,701,699

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2012 and 2011
(Unaudited) (In Thousands)

		Common Shareholders' Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$94,000	$2,548	$(5,524,811)	$5,367,474	$8,689,401	$(38,212)	$8,590,400

Consolidated net income (a)	5,015	-	-	-	248,663	-	253,678
Other comprehensive loss	-	-	-	-	-	(28,965)	(28,965)
Common stock repurchases	-	-	(54,404)	-	-	-	(54,404)
Common stock issuances related to stock plans	-	-	22,930	(956)	-	-	21,974
Common stock dividends declared	-	-	-	-	(148,530)	-	(148,530)
Preferred dividend requirements of subsidiaries (a)	(5,015)	-	-	-	-	-	(5,015)

Balance at March 31, 2011	$94,000	$2,548	$(5,556,285)	$5,366,518	$8,789,534	$(67,177)	$8,629,138

Balance at December 31, 2011	$94,000	$2,548	$(5,680,468)	$5,360,682	$9,446,960	$(168,452)	$9,055,270

Consolidated net income (loss) (a)	4,943	-	-	-	(151,683)	-	(146,740)
Other comprehensive income	-	-	-	-	-	202,119	202,119
Common stock issuances related to stock plans	-	-	57,995	(8,426)	-	-	49,569
Common stock dividends declared	-	-	-	-	(147,015)	-	(147,015)
Preferred dividend requirements of subsidiaries (a)	(4,943)	-	-	-	-	-	(4,943)

Balance at March 31, 2012	$94,000	$2,548	$(5,622,473)	$5,352,256	$9,148,262	$33,667	$9,008,260

See Notes to Financial Statements.

(a) Consolidated net income (loss) and preferred dividend requirements of subsidiaries for both 2011 and 2012 include $3.3 million of preferred dividends on subsidiaries' preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

			Increase/
Description	2012	2011	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$670	$748	$(78)	(10)
Commercial	503	501	2	-
Industrial	489	479	10	2
Governmental	48	47	1	2
Total retail	1,710	1,775	(65)	(4)
Sales for resale	39	64	(25)	(39)
Other	36	27	9	33
Total	$1,785	$1,866	$(81)	(4)

Utility Billed Electric Energy
Sales (GWh):
Residential	7,760	9,042	(1,282)	(14)
Commercial	6,414	6,449	(35)	(1)
Industrial	9,958	9,516	442	5
Governmental	578	583	(5)	(1)
Total retail	24,710	25,590	(880)	(3)
Sales for resale	732	947	(215)	(23)
Total	25,442	26,537	(1,095)	(4)

Entergy Wholesale Commodities:
Operating Revenues	$560	$610	$(50)	(8)
Billed Electric Energy Sales (GWh)	11,193	10,519	674	6

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy’s results of operations, cash flows, or financial condition, except as otherwise discussed in the Form 10-K or in this report.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein, discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein, and discusses a judicial proceeding involving Vermont Yankee in Note 1 to the financial statements in the Form 10-K and in Note 11 to the financial statements herein.

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

Correction of Regulatory Asset for Income Taxes

In the first quarter 2012, Entergy Gulf States Louisiana determined that its regulatory asset for income taxes was overstated because of a difference between the regulatory treatment of the income taxes associated with certain items (primarily pension expense) and the financial accounting treatment of those taxes.  Beginning with Louisiana retail rate filings using the 1994 test year, retail rates were developed using the normalization method of accounting for income taxes.  With respect to these items, however, the financial accounting for income taxes was computed using the flow-through method of accounting.  As a result, over the years Entergy Gulf States Louisiana accumulated a regulatory asset representing the expected future recovery of tax expense for the affected items even though the tax expense was being collected currently in rates from customers and would not be recovered in the future.

The effect was immaterial to the consolidated balance sheets, results of operations, and cash flows of Entergy for all prior reporting periods and on a cumulative basis.  Therefore, a cumulative adjustment was recorded in the first quarter 2012 to remove the regulatory asset previously recorded.  This adjustment increased 2012 income tax expense by $46.3 million, decreased the regulatory asset for income taxes by $75.3 million, and decreased accumulated deferred income taxes by $29 million.

The effect was also immaterial to the balance sheets, results of operations, and cash flows of Entergy Gulf States Louisiana for all prior reporting periods.  Correcting the cumulative effect of the error in the first quarter 2012 could have been material to the 2012 results of operations of Entergy Gulf States Louisiana and, therefore, Entergy Gulf States Louisiana is revising its prior period financial statements to correct the errors.  The corrections affect the prior period financial statements as shown in the tables below:

	Three Months Ended March 31, 2011
	As previously reported	As corrected
	(In Thousands)

Income Statement
Income taxes	$25,852	$24,903
Net income	$45,670	$46,619
Earnings applicable to common equity	$45,464	$46,413

Statement of Cash Flows
Net income	$45,670	$46,619
Deferred income taxes, investment tax credits, and non-current taxes accrued	($25,336)	($26,285)
Changes in other regulatory assets	($15,701)	($17,243)
Other operating activities	$48,274	$49,816

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	December 31, 2011
	As previously reported	As corrected
	(In Thousands)

Balance Sheet
Regulatory asset for income taxes - net	$249,058	$173,724
Accumulated deferred income taxes - current	$5,427	$5,107
Accumulated deferred income taxes and taxes accrued	$1,397,230	$1,368,563
Member’s equity	$1,439,733	$1,393,386

	Three Months Ended March 31, 2011
	Member’s Equity		Total Equity
	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Statement of Changes in Equity
Balance at December 31, 2010	$1,539,517	$1,494,593	$1,509,213	$1,464,289
Net income	$45,670	$46,619	$45,670	$46,619
Balance at March 31, 2011	$1,506,576	$1,462,601	$1,477,015	$1,433,040

Fuel and Purchased Power Cost Recovery

Entergy Texas

In December 2011, Entergy Texas filed with the PUCT a request to refund approximately $43 million, including interest, of fuel cost recovery over-collections through October 2011.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas will refund $67 million, including interest and additional over-recoveries through December 2011, over a three-month period.  Entergy Texas and the parties requested that interim rates consistent with the settlement be approved effective with the March 2012 billing month, and the PUCT approved the application in March 2012.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to the Form 10-K.

Filings with the LPSC

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  In April 2012, the LPSC Staff filed its findings, suggesting adjustments that will produce an 11.54% earned return on common equity for the test year and a $0.1 million rate reduction.  Entergy Gulf States Louisiana accepted the LPSC Staff’s recommendations, and the rate reduction will be effective with the first billing cycle of May 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the MPSC

In March 2012, Entergy Mississippi submitted its formula rate plan 2011 test year filing.  The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates.  The filing is currently subject to MPSC review.

Filings with the PUCT and Texas Cities

See the Form 10-K for a discussion of the rate case that Entergy Texas filed in November 2011 requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year. On April 3, 2012 the PUCT Staff filed direct testimony recommending a base rate increase of $66 million and a 9.6% return on common equity.  The PUCT Staff, however, subsequently filed a statement of position in the proceeding indicating that it was still evaluating the position it will ultimately take in the case regarding the Entergy Texas’s recovery of purchased power capacity costs and Entergy Texas’s proposal to defer its MISO transition expenses.  On April 13, 2012, Entergy Texas filed rebuttal testimony indicating a revised request for a $105 million base rate increase.  A hearing was held in late-April through early-May 2012 and a decision is pending.

System Agreement Cost Equalization Proceedings

See the Form 10-K for a discussion of the proceedings regarding the System Agreement, including the FERC’s October 2011 order, Entergy’s December 2011 compliance filing in response to that order, and Entergy Arkansas’s February 2012 filing for an interim adjustment to its production cost allocation rider requesting that the $156 million payment be collected from customers over the 22-month period from March 2012 through December 2013.  In March 2012 the APSC issued an order stating that the payment can be recovered from retail customers through the production cost allocation rider, subject to refund.  The LPSC and the APSC have requested rehearing of the FERC’s October 2011 order.  The APSC, LPSC, the PUCT, and other parties intervened in the December 2011 compliance filing proceeding, and the APSC and the LPSC also filed protests.

On May 7, 2012, the FERC issued orders in several System Agreement proceedings, including an order on rehearing in the 2007 rate filing based on 2006 production costs proceeding, an order on the ALJ’s initial decision in the 2009 rate filing based on 2008 production costs proceeding, and orders in other proceedings regarding the method of calculating the production costs used in the determination of the rough production cost equalization payments and receipts.  The May 7, 2012 FERC orders may result in the reallocation of costs among the Utility operating companies, although there are still FERC decisions pending in other System Agreement proceedings that could affect the rough production cost equalization payments and receipts, including for the 2007 rate filing.  The FERC directed Entergy, within 45 days of the issuance of a pending FERC order on rehearing regarding the functionalization of costs in the 2007 rate filing, to file a comprehensive bandwidth recalculation report showing updated payments and receipts in the 2007 rate filing proceeding.  In the order in the 2007 rate filing proceeding, the FERC also denied Entergy’s request for rehearing regarding the AmerenUE contract and ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments collected from AmerenUE.  Under the terms of the FERC’s order the refund is due in June 2012.  Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE.

Interruptible Load Proceeding

See the Form 10-K for a discussion of the proceeding regarding the treatment under the System Agreement of the Utility operating companies’ interruptible loads.  Entergy Arkansas filed an application in November 2010 with the APSC for recovery of the refund that it paid.  The APSC denied Entergy Arkansas’s application, and also denied Entergy Arkansas’s petition for rehearing.  If the FERC were to order Entergy Arkansas to pay refunds on rehearing in the interruptible load proceeding the APSC’s decision would trap FERC-approved costs at Entergy Arkansas with no regulatory-approved mechanism to recover them.  In August 2011, Entergy Arkansas filed a complaint in the United States District Court for the Eastern District of Arkansas asking for a declaratory judgment that the rejection of Entergy Arkansas’s application by the APSC is preempted by the Federal Power Act.  The APSC filed a motion to dismiss the complaint.  In April 2012 the United States district court dismissed Entergy Arkansas’s complaint without prejudice stating that Entergy Arkansas’s claim is not ripe for adjudication at this time.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding commenced at the FERC by the LPSC.

Storm Cost Recovery Filings with Retail Regulators

Entergy Gulf States Louisiana

Hurricane Katrina and Hurricane Rita

See the Form 10-K for a discussion of Entergy Gulf States Louisiana’s Act 55 financing of its Hurricane Katrina and Hurricane Rita storm costs.  In February 2012, Entergy Gulf States Louisiana sold 500,000 of its Class A preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, to a third party in exchange for $51 million plus accrued but unpaid distributions on the units.  The 500,000 preferred membership units are mandatorily redeemable in January 2112.

New Nuclear Generation Development Costs (Entergy Gulf States and Entergy Louisiana)
Entergy Gulf States Louisiana and Entergy Louisiana are developing a project option for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  Entergy Gulf States Louisiana and Entergy Louisiana have requested oral argument before the LPSC.

Texas Power Price Lawsuit

In August 2003, a lawsuit was filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The named defendants include Entergy Corporation, Entergy Services, Entergy Power, Entergy Power Marketing Corp., and Entergy Arkansas.  Entergy Gulf States, Inc. was not a named defendant, but was alleged to be a co-conspirator.  The court granted the request of Entergy Gulf States, Inc. to intervene in the lawsuit to protect its interests.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  On April 30, 2012, the court entered an order certifying the class.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following tables present Entergy’s basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended March 31,
	2012			2011
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	($151.7)	176.9	($0.86)	$248.7	178.8	$1.39
Average dilutive effect of:
Stock options	-	0.5	-	-	1.1	(0.01)
Restricted stock	-	-	-	-	0.2	-

Diluted earnings per share	($151.7)	177.4	($0.86)	$248.7	180.1	$1.38

Entergy’s stock options and other equity compensation plans are discussed in Note 5 herein, and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the three months ended March 31, 2012, Entergy Corporation issued 795,908 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retained Earnings

On April 4, 2012 Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on June 1, 2012 to holders of record as of May 10, 2012.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  Accumulated other comprehensive income (loss) in the balance sheets included the following components:

	Entergy		Entergy Gulf States Louisiana		Entergy Louisiana
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In Thousands)

Cash flow hedges net unrealized gain	$322,932	$177,497	$-	$-	$-	$-
Pension and other postretirement liabilities	(493,289)	(499,556)	(68,582)	(69,610)	(38,854)	(39,507)
Net unrealized investment gains	201,045	150,939	-	-	-	-
Foreign currency translation	2,979	2,668	-	-	-	-
Total	$33,667	($168,452)	($68,582)	($69,610)	($38,854)	($39,507)

Other comprehensive income and total comprehensive income for the three months ended March 31, 2012 and 2011 are presented in Entergy’s, Entergy Gulf States Louisiana’s, and Entergy Louisiana’s Statements of Comprehensive Income.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2017.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2012 was 2.14% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2012.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$1,465	$8	$2,027

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of March 31, 2012 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2012

Entergy Arkansas	April 2012	$78 million (b)	3.25%	-
Entergy Arkansas	March 2017	$150 million (c)	1.74%	-
Entergy Gulf States Louisiana	March 2017	$150 million (d)	1.74%	-
Entergy Louisiana	March 2017	$200 million (e)	1.74%	-
Entergy Mississippi	May 2012	$35 million (f)	1.99%	-
Entergy Mississippi	May 2012	$25 million (f)	1.99%	-
Entergy Mississippi	May 2012	$10 million (f)	1.99%	-
Entergy Texas	March 2017	$150 million (g)	1.99%	-

(a)	The interest rate is the rate as of March 31, 2012 that would be applied to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.  In April 2012, at the expiration of this facility, Entergy Arkansas entered into a new $20 million credit facility that expires in April 2013.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of March 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Arkansas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of March 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of March 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Prior to expiration on May 31, 2012, Entergy Mississippi expects to renew all of its credit facilities.

(g)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of March 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

The facility fees on the credit facilities range from 0.125% to 0.275% of the commitment amount.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2013.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2012 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	$49
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	-
Entergy New Orleans	$100	$7
Entergy Texas	$200	-
System Energy	$200	-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of March 31, 2012:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2012
	(Dollars in Millions)

Entergy Arkansas VIE	July 2013	$85	2.45%	$12.5
Entergy Gulf States Louisiana VIE	July 2013	$85	2.37%	$16.7
Entergy Louisiana VIE	July 2013	$90	2.27%	$29.4
System Energy VIE	July 2013	$100	2.38%	$69.2

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the VIEs for Entergy Arkansas, Entergy Louisiana, and System Energy.  The VIE for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

The amount outstanding on Entergy Gulf States Louisiana’s credit facility is included in long-term debt on its balance sheet and the commercial paper outstanding for the other VIEs is classified as a current liability on the respective balance sheets.  The commitment fees on the credit facilities are 0.20% of the undrawn commitment amount.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The variable interest entities had notes payable that are included in long-term debt on the respective balance sheets as of March 31, 2012 as follows:

Company	Description	Amount

Entergy Arkansas VIE	9% Series H due June 2013	$30 million
Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Gulf States Louisiana VIE	5.56% Series N due May 2013	$75 million
Entergy Gulf States Louisiana VIE	5.41% Series O due July 2012	$60 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
System Energy VIE	6.29% Series F due September 2013	$70 million
System Energy VIE	5.33% Series G due April 2015	$60 million
System Energy VIE	4.02% Series H due February 2017	$50 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Redemptions

(Entergy Corporation)

In January 2012, Entergy Corporation issued $500 million of 4.70% senior notes due January 2017.  Entergy Corporation used the proceeds to repay borrowings under its $3.5 billion credit facility.  The net repayment of Entergy’s credit facility during the first quarter 2012 was $455 million.

(Entergy Gulf States)

In April 2012, Entergy Gulf States Louisiana redeemed, prior to maturity, its $10.84 million 5.8% Series pollution control revenue bonds due April 2016.

(Entergy Louisiana)

In January 2012, Entergy Louisiana issued $250 million of 1.875% Series first mortgage bonds due December 2014.  Entergy Louisiana used a portion of the proceeds to repay short-term borrowings under the Entergy System money pool.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2012 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,436,380	$12,565,095
Entergy Arkansas	$1,875,944	$1,766,405
Entergy Gulf States Louisiana	$1,529,790	$1,635,476
Entergy Louisiana	$2,432,660	$2,477,368
Entergy Mississippi	$920,454	$990,325
Entergy New Orleans	$166,515	$171,863
Entergy Texas	$1,655,569	$1,865,069
System Energy	$757,175	$633,607

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
The values exclude lease obligations of $169 million at Entergy Louisiana and $139 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $134 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted 552,400 stock options during the first quarter 2012 with a weighted-average fair value of $9.42.  At March 31, 2012, there are 10,174,958 stock options outstanding with a weighted-average exercise price of $77.47.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2012.  Because Entergy’s stock price at March 31, 2012 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of March 31, 2012 is zero.  The intrinsic value of “in the money” stock options is $25.4 million as of March 31, 2012.

The following table includes financial information for stock options for the first quarter for each of the years presented:

	2012	2011
	(In Millions)

Compensation expense included in Entergy’s net income for the first quarter	$2.1	$3.0
Tax benefit recognized in Entergy’s net income for the first quarter	$0.8	$1.2
Compensation cost capitalized as part of fixed assets and inventory as of March 31,	$0.4	$0.6

Restricted Stock Awards

In January 2012, the Board approved and Entergy granted 339,700 restricted stock awards under the 2007 Equity Ownership and Long-term Cash Incentive Plan.  The grants were made effective as of January 26, 2012 and were valued at $71.30 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed ratably over the three year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting.

The following table includes financial information for restricted stock for the first quarter for each of the years presented:

	2012	2011
	(In Millions)

Compensation expense included in Entergy’s net income for the first quarter	$2.9	$1.0
Tax benefit recognized in Entergy’s net income for the first quarter	$1.1	$0.4
Compensation cost capitalized as part of fixed assets and inventory as of March 31,	$0.5	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the first quarters of 2012 and 2011, included the following components:

	2012	2011
	(In Thousands)

Service cost - benefits earned during the period	$37,691	$30,490
Interest cost on projected benefit obligation	65,232	59,248
Expected return on assets	(79,356)	(75,319)
Amortization of prior service cost	683	838
Amortization of loss	41,820	23,244
Net pension costs	$66,070	$38,501

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the first quarters of 2012 and 2011, included the following components:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,542	$3,068	$3,669	$1,602	$706	$1,421	$1,480
Interest cost on projected
benefit obligation	13,922	6,420	8,800	4,070	1,902	4,206	3,247
Expected return on assets	(16,441)	(8,593)	(10,209)	(5,236)	(2,215)	(5,581)	(4,109)
Amortization of prior service
cost	50	5	52	7	2	4	3
Amortization of loss	10,193	4,043	7,050	2,633	1,719	2,544	2,251
Net pension cost	$13,266	$4,943	$9,362	$3,076	$2,114	$2,594	$2,872

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,518	$2,462	$2,886	$1,327	$561	$1,197	$1,235
Interest cost on projected
benefit obligation	12,991	5,928	8,159	3,909	1,762	3,993	2,939
Expected return on assets	(15,609)	(8,339)	(9,716)	(5,038)	(2,114)	(5,501)	(3,784)
Amortization of prior service
cost	115	20	70	38	9	16	4
Amortization of loss	6,421	2,279	4,497	1,680	1,166	1,394	1,321
Net pension cost	$8,436	$2,350	$5,896	$1,916	$1,384	$1,099	$1,715

Entergy recognized $5.1 million and $4.9 million in pension cost for its non-qualified pension plans in the first quarters of 2012 and 2011, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the first quarters of 2012 and 2011:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost first quarter 2012	$107	$39	$3	$46	$19	$163
Non-qualified pension cost first quarter 2011	$115	$42	$4	$48	$16	$192

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the first quarters of 2012 and 2011, included the following components:

	2012	2011
	(In Thousands)

Service cost - benefits earned during the period	$17,221	$14,835
Interest cost on accumulated postretirement benefit obligation (APBO)	20,640	18,631
Expected return on assets	(8,626)	(7,369)
Amortization of transition obligation	794	796
Amortization of prior service cost	(4,541)	(3,518)
Amortization of loss	9,113	5,298
Net other postretirement benefit cost	$34,601	$28,673

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the first quarters of 2012 and 2011, included the following components:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,272	$1,880	$1,949	$773	$422	$913	$823
Interest cost on APBO	3,613	2,398	2,445	1,179	856	1,663	757
Expected return on assets	(3,507)	-	-	(1,130)	(928)	(2,104)	(650)
Amortization of transition
obligation	205	60	96	88	297	47	2
Amortization of prior service
cost	(133)	(206)	(62)	(35)	10	(107)	(16)
Amortization of loss	2,077	1,184	1,090	730	390	1,079	493
Net other postretirement
benefit cost	$4,527	$5,316	$5,518	$1,605	$1,047	$1,491	$1,409

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,013	$1,540	$1,635	$658	$362	$769	$661
Interest cost on APBO	3,436	2,075	2,192	1,093	806	1,486	667
Expected return on assets	(2,882)	-	-	(977)	(800)	(1,874)	(529)
Amortization of transition
obligation	205	60	96	88	298	47	2
Amortization of prior service
cost	(133)	(206)	(62)	(35)	10	(107)	(147)
Amortization of loss	1,610	723	698	540	241	700	369
Net other postretirement
benefit cost	$4,249	$4,192	$4,559	$1,367	$917	$1,021	$1,023

Employer Contributions

Based on current assumptions, Entergy expects to contribute $246.1 million to its qualified pension plans in 2012.  As of the end of March 2012, Entergy had contributed $40.1 million to its pension plans.  Therefore, Entergy presently anticipates contributing an additional $206 million to fund its qualified pension plans in 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2012:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2012 pension contributions	$54,301	$19,763	$38,813	$13,854	$7,815	$12,829	$13,496
Pension contributions made through March 2012	$9,094	$3,042	$8,863	$2,564	$1,803	$2,488	$3,017
Remaining estimated pension contributions to be made in 2012	$45,207	$16,721	$29,950	$11,290	$6,012	$10,341	$10,479

 NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of March 31, 2012 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

Entergy’s segment financial information for the first quarters of 2012 and 2011 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2012
Operating revenues	$1,831,640	$560,251	$959	($9,191)	$2,383,659
Income taxes (benefit)	$99,707	($90,407)	($9,462)	$-	($162)
Consolidated net income (loss)	$67,212	($168,512)	($18,405)	($27,035)	($146,740)

2011
Operating revenues	$1,937,618	$610,146	$1,101	($7,657)	$2,541,208
Income taxes (benefit)	$90,204	$84,941	($10,895)	$-	$164,250
Consolidated net income (loss)	$168,653	$123,233	($10,563)	($27,645)	$253,678

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

Entergy manages a portion of these risks using derivative instruments, some of which are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sales transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity swaps and options, and interest rate swaps.  Entergy will occasionally enter into financially settled swap and option contracts to manage market risk under certain hedging transactions which may or may not be designated as hedging instruments. Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Derivatives

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2012 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$332 million	($46) million	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$196 million	($-)	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$65 million	($19) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$65 million	($65) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$45 million	($-)	Utility

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$197 million	($25) million	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$112 million	($1) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$1 million	($1) million	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$37 million	($8) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$33 million	($33) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$30 million	($-)	Utility

(a)
The balances of derivative assets and liabilities in these tables are presented gross.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented on the Entergy Consolidated Balance Sheets on a net basis in accordance with accounting guidance for Derivatives and Hedging.

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2012 and 2011 are as follows:

Instrument	Amount of gain (loss) recognized in AOCI (effective portion)	Income Statement location	Amount of gain reclassified from accumulated OCI into income (effective portion)

2012
Electricity swaps and options	$291 million	Competitive businesses operating revenues	$71 million

2011
Electricity swaps and options	($74) million	Competitive businesses operating revenues	$29 million

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Based on market prices as of March 31, 2012, cash flow hedges relating to power sales totaled $528 million of net unrealized gains.  Approximately $332 million is expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI, however, could vary due to future changes in market prices.  Gains totaling approximately $71 million and $29 million were realized on the maturity of cash flow hedges, before taxes of $25 million and $10 million, for the three months ended March 31, 2012 and 2011, respectively.  Unrealized gains or losses recorded in OCI result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at March 31, 2012 is approximately 2.75 years.  Planned generation currently sold forward from Entergy Wholesale Commodities nuclear power plants is 89% for the remaining three quarters of 2012, of which approximately 44% is sold under financial derivatives and the remainder under normal purchase/sale contracts.  The change in the value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended March 31, 2012 and 2011 was insignificant.  The ineffective portion of cash flow hedges is recorded in competitive business operating revenues.  Certain of the agreements to sell the power produced by Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  As of March 31, 2012, there were no hedge contracts with counterparties in a liability position.  Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in OCI prior to de-designation continue to be deferred in OCI until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility’s Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of March 31, 2012 is 56,330,000 MMBtu for Entergy, 16,610,000 MMBtu for Entergy Gulf States Louisiana, 23,700,000 MMBtu for Entergy Louisiana, and 16,020,000 MMBtu for Entergy Mississippi.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2012 and 2011 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2012
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($51) million
Electricity swaps and options de-designated as hedged items	$3 million	Competitive business operating revenues	($2) million

2011
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($3) million
Electricity swaps and options de-designated as hedged items	$10 million	Competitive business operating revenues	$2 million

Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of March 31, 2012 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Liabilities:
Natural gas swaps	Gas hedge contracts	$13.5 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$19.1 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$12.8 million	Entergy Mississippi

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of December 31, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Liabilities:
Natural gas swaps	Gas hedge contracts	$8.6 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$12.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$7.8 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$1.5 million	Entergy New Orleans

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2012 and 2011 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($15.0) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($20.7) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($13.4) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5) million	Entergy New Orleans

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.9) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.1) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.3 million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.8) million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments other than electricity swap and option contracts held by competitive businesses are reflected in future rates and therefore do not accrue to the benefit or detriment of shareholders.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

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

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group and sent to the Entergy Wholesale Commodities Back Office and Entergy Nuclear Finance groups for evaluation.  The primary functions of the Entergy Wholesale Commodities Risk Control Group include: gathering, validating and reporting market data, providing market and credit risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

market and credit risks, implementing and maintaining controls around changes to market data in the energy trading and risk management system, reviewing creditworthiness of counterparties, supporting contract negotiations with new counterparties, administering credit support for contracts, and managing the daily margining process.  The primary functions of the Entergy Wholesale Commodities Back Office are managing the energy trading and risk management system, forecasting revenues, forward positions and analysis, performing contract administration, market and counterparty settlements and revenue reporting and analysis along with maintaining related controls for Entergy Wholesale Commodities.  Both Entergy Wholesale Commodities Risk Control and Entergy Wholesale Commodities Back Office report to the Entergy Wholesale Commodities VP, Finance & Risk Group.  Entergy Nuclear Finance is primarily responsible for the financial planning of Entergy’s regulated and unregulated nuclear businesses and has a significant role in accounting for the activities and transactions of the associated companies.  The VP of Finance within Entergy Nuclear Finance reports to the Chief Accounting Officer.

The amounts reflected as the fair value of electricity swaps are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from Entergy’s Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward power market prices.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  For contracts that have unit contingent terms, a further discount is applied based on the historical relationship between contract and market prices for similar contract terms.

The amounts reflected as the fair value of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation  include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and US Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.  As of March 31, 2012, Entergy had in-the-money derivative contracts with a fair value of $528 million with counterparties or their guarantor who are all currently investment grade.  As of March 31, 2012 there are no out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

On a daily basis, Entergy Wholesale Commodities calculates the mark-to-market for all derivative transactions.  Entergy Wholesale Commodities Risk Control Group also validates forward market prices by comparing them to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on actual transaction clearing prices, or a methodology that considers natural gas prices and market heat rates.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions.  Moreover, on at least a monthly basis the Office of Corporate Risk Oversight confirms the mark to market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit, liquidity and financial metrics impacts are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$622	$-	$-	$622
Decommissioning trust funds (a):
Equity securities	428	1,942	-	2,370
Debt securities	670	999	-	1,669
Power contracts	-	-	528	528
Securitization recovery trust account	49	-	-	49
Storm reserve escrow account	336	-	-	336
	$2,105	$2,941	$528	$5,574

Liabilities:
Gas hedge contracts	$45	$-	$-	$45

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$613	$-	$-	$613
Decommissioning trust funds (a):
Equity securities	397	1,732	-	2,129
Debt securities	639	1,020	-	1,659
Power contracts	-	-	312	312
Securitization recovery trust account	50	-	-	50
Storm reserve escrow account	335	-	-	335
	$2,034	$2,752	$312	$5,098

Liabilities:
Gas hedge contracts	$30	$-	$-	$30

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indexes.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2012 and 2011:

	2012	2011
	(In Millions)

Balance as of January 1,	$312	$197

Unrealized gains/(losses) from price changes	286	(62)
Unrealized gains/(losses) on originations	1	(2)
Realized gains on settlements	(71)	(29)

Balance as of March 31,	$528	$104

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy, and the valuation techniques and significant unobservable inputs to each which cause that classification, as of March 31, 2012:

Transaction Type	FV as of March 31, 2012	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value

Electricity swaps	$435 million	Unit contingent discount	+/-3%	$20 million
Electricity options	$93 million	Implied volatility	+/-11%	$19 million

The following table sets forth an analysis of each of the types of unobservable inputs impacting the fair value of items classified as Level 3 within the fair value hierarchy, and the sensitivity to changes to those inputs:

Significant Unobservable Input	Transaction Type	Position	Change to Input	Effect on FMV

Unit contingent discount	Electricity swaps	Sell	Increase (Decrease)	Decrease (Increase)
Implied volatility	Electricity options	Sell	Increase (Decrease)	Increase (Decrease)
Implied volatility	Electricity options	Buy	Increase (Decrease)	Increase (Decrease)

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.1	$365.1	$-	$367.2
Debt securities	90.3	127.0	-	217.3
Securitization recovery trust account	7.9	-	-	7.9
	$100.3	$492.1	$-	$592.4

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.9	$-	$-	$17.9
Decommissioning trust funds (a):
Equity securities	6.3	323.1	-	329.4
Debt securities	82.8	129.5	-	212.3
Securitization recovery trust account	3.9	-	-	3.9
	$110.9	$452.6	$-	$563.5

Entergy Gulf States Louisiana

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$128.9	$-	$-	$128.9
Decommissioning trust funds (a):
Equity securities	5.2	270.8	-	276.0
Debt securities	39.0	140.4	-	179.4
Storm reserve escrow account	90.2	-	-	90.2
	$263.3	$411.2	$-	$674.5

Liabilities:
Gas hedge contracts	$13.5	$-	$-	$13.5

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.6	$-	$-	$24.6
Decommissioning trust funds (a):
Equity securities	5.1	233.6	-	238.7
Debt securities	39.5	142.7	-	182.2
Storm reserve escrow account	90.2	-	-	90.2
	$159.4	$376.3	$-	$535.7

Liabilities:
Gas hedge contracts	$8.6	$-	$-	$8.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$23.5	$-	$-	$23.5
Decommissioning trust funds (a):
Equity securities	0.8	167.0	-	167.8
Debt securities	53.4	53.3	-	106.7
Securitization recovery trust account	11.9	-	-	11.9
Storm reserve escrow account	200.5	-	-	200.5
	$290.1	$220.3	$-	$510.4

Liabilities:
Gas hedge contracts	$19.1	$-	$-	$19.1

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.9	$146.3	$-	$149.2
Debt securities	51.6	53.2	-	104.8
Securitization recovery trust account	5.2	-	-	5.2
Storm reserve escrow account	201.2	-	-	201.2
	$260.9	$199.5	$-	$460.4

Liabilities:
Gas hedge contracts	$12.4	$-	$-	$12.4

Entergy Mississippi

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$14.0	$-	$-	$14.0
Storm reserve escrow account	31.9	-	-	31.9
	$45.9	$-	$-	$45.9

Liabilities:
Gas hedge contracts	$12.8	$-	$-	$12.8

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$31.8	$-	$-	$31.8

Liabilities:
Gas hedge contracts	$7.8	$-	$-	$7.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$13.4	$-	$-	$13.4

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.3	$-	$-	$9.3
Storm reserve escrow account	12.0	-	-	12.0
	$21.3	$-	$-	$21.3

Liabilities:
Gas hedge contracts	$1.5	$-	$-	$1.5

Entergy Texas

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$98.2	$-	$-	$98.2
Securitization recovery trust account	29.6	-	-	29.6
	$127.8	$-	$-	$127.8

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$65.1	$-	$-	$65.1
Securitization recovery trust account	41.2	-	-	41.2
	$106.3	$-	$-	$106.3

System Energy

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$82.6	$-	$-	$82.6
Decommissioning trust funds (a):
Equity securities	2.7	268.0	-	270.7
Debt securities	125.5	63.7	-	189.2
	$210.8	$331.7	$-	$542.5

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$154.2	$-	$-	$154.2
Decommissioning trust funds (a):
Equity securities	2.7	234.5	-	237.2
Debt securities	123.2	63.0	-	186.2
	$280.1	$297.5	$-	$577.6

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

The securities held as of March 31, 2012 and December 31, 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$2,370	$633	$1
Debt Securities	1,669	101	6
Total	$4,039	$734	$7

2011
Equity Securities	$2,129	$423	$14
Debt Securities	1,659	115	5
Total	$3,788	$538	$19

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above.  Unrealized gains/(losses) above are reported before deferred taxes of $199 million and $149 million as of March 31, 2012 and December 31, 2011, respectively.  The amortized cost of debt securities was $1,589 million as of March 31, 2012 and $1,530 million as of December 31, 2011.  As of March 31, 2012, the debt securities have an average coupon rate of approximately 4.06%, an average duration of approximately 5.30 years, and an average maturity of approximately 8.43 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$12	$-	$284	$3
More than 12 months	24	1	56	3
Total	$36	$1	$340	$6

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$130	$9	$123	$3
More than 12 months	43	5	60	2
Total	$173	$14	$183	$5

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)
Less than 1 year	$54	$69
1 year - 5 years	618	566
5 years - 10 years	568	583
10 years - 15 years	197	187
15 years - 20 years	42	42
20 years+	190	212
Total	$1,669	$1,659

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended March 31, 2012 and 2011, proceeds from the dispositions of securities amounted to $536 million and $493 million, respectively.  During the three months ended March 31, 2012 and 2011, gross gains of $12 million and $4 million, respectively, and gross losses of $2 million and $5 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2012 and December 31, 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$367.2	$110.7	$-
Debt Securities	217.3	12.5	0.5
Total	$584.5	$123.2	$0.5

2011
Equity Securities	$329.4	$70.9	$0.4
Debt Securities	212.3	15.2	0.4
Total	$541.7	$86.1	$0.8

The amortized cost of debt securities was $205.3 million as of March 31, 2012 and $197.5 million as of December 31, 2011.  As of March 31, 2012, the debt securities have an average coupon rate of approximately 3.48%, an average duration of approximately 4.94 years, and an average maturity of approximately 5.72 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2012:
	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.1	$-	$46.9	$0.5
More than 12 months	-	-	1.0	-
Total	$0.1	$-	$47.9	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$13.7	$0.4	$14.3	$0.4
More than 12 months	-	-	1.0	-
Total	$13.7	$0.4	$15.3	$0.4

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$17.8	$7.8
1 year - 5 years	83.2	86.5
5 years - 10 years	104.7	109.1
10 years - 15 years	3.7	2.7
15 years - 20 years	-	-
20 years+	7.9	6.2
Total	$217.3	$212.3

During the three months ended March 31, 2012 and 2011, proceeds from the dispositions of securities amounted to $54.7 million and $31.0 million, respectively.  During the three months ended March 31, 2012 and 2011, gross gains of $2.0 million and $0.6 million, respectively, were reclassified out of other comprehensive income into earnings.  During the three months ended March 31, 2012 and 2011, gross losses were insignificant.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2012 and December 31, 2011 are summarized as follows:
	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$276.0	$69.2	$0.1
Debt Securities	179.4	13.9	0.2
Total	$455.4	$83.1	$0.3

2011
Equity Securities	$238.7	$40.9	$0.8
Debt Securities	182.2	15.2	0.3
Total	$420.9	$56.1	$1.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $168.0 million as of March 31, 2012 and $166.9 million as of December 31, 2011.  As of March 31, 2012, the debt securities have an average coupon rate of approximately 4.80%, an average duration of approximately 5.82 years, and an average maturity of approximately 9.03 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.3	$-	$19.3	$0.2
More than 12 months	1.6	0.1	-	-
Total	$1.9	$0.1	$19.3	$0.2

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$14.0	$0.5	$9.3	$0.2
More than 12 months	2.7	0.3	1.1	0.1
Total	$16.7	$0.8	$10.4	$0.3

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$3.9	$7.1
1 year - 5 years	46.4	40.8
5 years - 10 years	50.7	53.5
10 years - 15 years	66.2	62.9
15 years - 20 years	3.5	3.2
20 years+	8.7	14.7
Total	$179.4	$182.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended March 31, 2012 and 2011, proceeds from the dispositions of securities amounted to $38.1 million and $11.9 million, respectively.  During the three months ended March 31, 2012 and 2011, gross gains of $1.5 million and $0.02 million, respectively, and gross losses of $5.5 thousand and $0.04 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2012 and December 31, 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$167.8	$46.4	$0.1
Debt Securities	106.7	8.1	0.4
Total	$274.5	$54.5	$0.5

2011
Equity Securities	$149.2	$29.7	$1.6
Debt Securities	104.8	8.8	0.2
Total	$254.0	$38.5	$1.8

The amortized cost of debt securities was $99.1 million as of March 31, 2012 and $91.9 million as of December 31, 2011.  As of March 31, 2012, the debt securities have an average coupon rate of approximately 3.80%, an average duration of approximately 5.19 years, and an average maturity of approximately 9.27 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2012:
	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$10.6	$0.4
More than 12 months	6.5	0.1	0.3	-
Total	$6.5	$0.1	$10.9	$0.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$11.6	$0.3	$5.5	$0.2
More than 12 months	10.0	1.3	0.2	-
Total	$21.6	$1.6	$5.7	$0.2

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$3.9	$3.9
1 year - 5 years	39.7	39.8
5 years - 10 years	23.6	22.2
10 years - 15 years	18.8	18.9
15 years - 20 years	2.1	2.2
20 years+	18.6	17.8
Total	$106.7	$104.8

During the three months ended March 31, 2012 and 2011, proceeds from the dispositions of securities amounted to $6.8 million and $6.1 million, respectively.  During the three months ended March 31, 2012 and 2011, gross gains of $0.03 million and $0.06 million, respectively, and gross losses of $2.8 thousand and $0.01 million, respectively, were reclassified out of other comprehensive income into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2012 and December 31, 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$270.7	$59.5	$0.4
Debt Securities	189.2	7.6	0.3
Total	$459.9	$67.1	$0.7

2011
Equity Securities	$237.2	$35.4	$5.4
Debt Securities	186.2	9.5	0.1
Total	$423.4	$44.9	$5.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $184.2 million as of March 31, 2012 and $175.1 million as of December 31, 2011.  As of March 31, 2012, the debt securities have an average coupon rate of approximately 3.28%, an average duration of approximately 4.77 years, and an average maturity of approximately 6.78 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$39.1	$0.3
More than 12 months	15.8	0.4	0.3	-
Total	$15.8	$0.4	$39.4	$0.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$41.3	$1.8	$10.5	$0.1
More than 12 months	30.0	3.6	-	-
Total	$71.3	$5.4	$10.5	$0.1

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$3.8	$10.2
1 year - 5 years	108.2	94.6
5 years - 10 years	54.9	57.9
10 years - 15 years	2.2	2.6
15 years - 20 years	2.2	2.9
20 years+	17.9	18.0
Total	$189.2	$186.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended March 31, 2012 and 2011, proceeds from the dispositions of securities amounted to $125.4 million and $88.6 million, respectively.  During the three months ended March 31, 2012 and 2011, gross gains of $1.2 million and $0.4 million, respectively, and gross losses of $0.1 million and $0.9 million, respectively, were reclassified out of other comprehensive income into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2012 and 2011.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three months ended March 31, 2012 and 2011, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Income Tax Litigation, Income Tax Audits, and Other Tax Matters in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy.  There are no material updates to the information discussed in Note 3 to the financial statements in the Form 10-K.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2012 are $194.0 million for Entergy, $19.5 million for Entergy Arkansas, $15.2 million for Entergy Gulf States Louisiana, $22.2 million for Entergy Louisiana, $1.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, $5.5 million for Entergy Texas, and $80.6 million for System Energy.

Vermont Yankee

In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years.  The renewed operating license expires in March 2032.  In May 2011 the Vermont Department of Public Service and the New England Coalition petitioned the United States Court of Appeals for the D.C. Circuit seeking judicial review of the NRC’s issuance of the renewed operating license, alleging that the license had been issued without a valid and effective water quality certification under Section 401 of the Clean Water Act.  Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. intervened in the proceeding. Briefing has been completed, and oral argument is scheduled for May 9, 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Vermont Yankee also is operating under a Certificate of Public Good from the State of Vermont that was scheduled to expire in March 2012, but has an application pending before the Vermont Public Service Board (VPSB) for a new Certificate of Public Good for operation until March 2032.  In April 2011, Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, the owner and operator respectively of Vermont Yankee, filed suit in the United States District Court for the District of Vermont.  The suit challenged certain conditions imposed by Vermont upon Vermont Yankee’s continued operation and storage of spent nuclear fuel, including the requirement to obtain not only a new Certificate of Public Good, but also approval by Vermont’s General Assembly.  In January 2012 the court entered judgment in Entergy’s favor and specifically:

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

In January 2012, Entergy filed a motion requesting that the VPSB grant, based on the existing record in its proceeding, Vermont Yankee’s pending application for a new Certificate of Public Good.  Entergy subsequently filed another motion asking the VPSB to declare that title 3, section 814(b) of the Vermont statutes (3 V.S.A. § 814(b)) authorized Vermont Yankee to operate while the Certificate of Public Good proceeding was pending because Entergy had timely filed a petition for a new Certificate of Public Good that had not yet been decided.  In March 2012, the VPSB issued orders denying Entergy’s motion with respect to 3 V.S.A. § 814(b) but stating that the order did not require Vermont Yankee to cease operations, denying Entergy’s motion to issue a new Certificate of Public Good based on the existing record, determining to open a new docket and to create a new record to decide Vermont Yankee’s request for a new Certificate of Public Good (without prejudice to any rights that Entergy might have under 3 V.S.A. § 814(b)), and directing Entergy to file an amended Certificate of Public Good petition that identified the specific approvals it was seeking in light of the district court’s decision.  In April 2012, Entergy filed its amended Certificate of Public Good petition.

In light of the actions taken by the VPSB, in February 2012, Vermont Yankee filed a cross-appeal of the United States District Court’s January 2012 decision.  Vermont Yankee also filed two motions with the district court asking it (1) to issue an injunction prohibiting Vermont from taking any action to force Vermont Yankee to shut down during the appeal of the district court’s decision or during the Certificate of Public Good proceeding before the VPSB and any judicial appeal from that proceeding, and (2) to amend the district court’s final judgment to include certain additional provisions of Vermont law relating to Vermont Yankee’s operation and storage of spent nuclear fuel from operation after March 21, 2012, that were part of the statutes the court found to be preempted in its decision, but which were not specifically included in the final judgment.  In March 2012, the district court found that Vermont Yankee was likely to prevail on the merits of its cross-appeal that an additional provision of Vermont law relating to the storage of spent nuclear fuel from operation after March 21, 2012 should have been invalidated as preempted.  The district court accordingly issued an injunction prohibiting Vermont from taking any action during the appeal to compel Vermont Yankee to shut down based on that provision of Vermont law.  The district court denied Vermont Yankee’s other requests for relief, citing the Vermont Attorney General’s representation that Vermont Yankee may continue to operate under the terms of its existing Certificate of Public Good while its petition for a new Certificate of Public Good is pending before the VPSB.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Impairment

Because of the uncertainty regarding the continued operation of Vermont Yankee, Entergy has tested the recoverability of the plant and related assets each quarter since the first quarter 2010.  The determination of recoverability is based on the probability-weighted undiscounted net cash flows expected to be generated by the plant and related assets.  Projected net cash flows primarily depend on the status of the pending legal and state regulatory matters, as well as projections of future revenues and expenses over the remaining life of the plant.  In prior quarters, the probability-weighted undiscounted net cash flows exceeded the carrying value of the Vermont Yankee plant and related assets.  The decline, however, in the overall energy market and the projected forward prices of power as of March 31, 2012, which are significant inputs in the determination of net cash flows, resulted in the probability-weighted undiscounted future cash flows being less than the asset group’s carrying value.  Entergy performed a fair value analysis based on the income approach, a discounted cash flow method, to determine the amount of impairment.  The estimated fair value of the plant and related assets at March 31, 2012 was $162.0 million, while the carrying value was $517.5 million.  Therefore, the assets were written down to their fair value and an impairment charge of $355.5 million ($223.5 million after-tax) was recognized.  The impairment charge is recorded as a separate line item in Entergy’s consolidated statement of income (loss) for the three months ended March 31, 2012, and is included within the results of the Entergy Wholesale Commodities segment.

The estimate of fair value was based on the price that Entergy would expect to receive in a hypothetical sale of the Vermont Yankee plant and related assets to a market participant on March 31, 2012.  In order to determine this price, Entergy used significant observable inputs, including quoted forward power and gas prices, where available.  Significant unobservable inputs, such as projected long-term pre-tax operating margins (cash basis), and estimated weighted average costs of capital were also used in the estimation of fair value.  In addition, Entergy made certain assumptions regarding future tax deductions associated with the plant and related assets.  Based on the use of significant unobservable inputs, the fair value measurement for the entirety of the asset group, and for each type of asset within the asset group, is classified as Level 3 in the fair value hierarchy discussed in Note 8 to the financial statements.

The following table sets forth a description of significant unobservable inputs used in the valuation of the Vermont Yankee plant and related assets as of March 31, 2012:

Significant Unobservable Inputs	Range	Weighted Average
Weighted average cost of capital	7.5%-8.0%	7.8%
Long-term pre-tax operating margin (cash basis)	6.1%-7.8%	7.2%

Entergy’s Accounting Policy group, which reports to the Chief Accounting Officer, was primarily responsible for determining the valuation of the Vermont Yankee plant and related assets, in consultation with external advisors.  Accounting Policy obtained and reviewed information from other Entergy departments with expertise on the various inputs and assumptions that were necessary to calculate the fair value of the asset group.

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

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the consolidated financial statements in the Form 10-K.  Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Louisiana made payments on its lease, including interest, of $26.8 million and $37.6 million in the three months ended March 31, 2012 and 2011, respectively.  System Energy made payments on its lease, including interest, of $48.1 million and $47.4 million in the three months ended March 31, 2012 and 2011, respectively.
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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2012, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants’ management, including their respective PEOs and PFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2012 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Net income decreased $11.7 million primarily due to lower net revenue and higher other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2012 to the first quarter 2011.

Amount
(In Millions)

2011 net revenue	$272.0
Volume/weather	(10.8)
Other	1.6
2012 net revenue	$262.8

The volume/weather variance is primarily due to a decrease of 299 GWh, or 6% in billed electricity usage primarily in the residential sector primarily due to milder weather.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $23.5 million in fuel cost recovery revenues due to a change in the energy cost recovery rider effective April 2011.  The increase is also due to an increase of $8.2 million in rider revenues primarily due to higher System Agreement production cost equalization payments.  Entergy Arkansas’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel expenses increased primarily due to an increase in the recovery from customers of deferred fuel costs.  Purchased power expenses decreased primarily due to an increase in purchases in 2011 resulting from the ANO2 refueling outage, and a decrease in purchases in 2012 due to the Grand Gulf refueling outage.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•
an increase of $4.7 million in compensation and benefits costs resulting from a decrease in the discount rate and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	nuclear insurance refunds of $2.4 million received in 2011; and
•	an increase of $1.9 million in nuclear generation expenses primarily due to higher labor costs, including higher contract labor.

Nuclear refueling outage expenses increased primarily due to higher costs associated with the most recent outage as compared to the previous outages.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher retail electric revenues as compared with the same period in 2011.  There is no effect on net income as these taxes are recovered through the franchise tax rider.

           Other income increased primarily due to higher earnings on decommissioning trust fund investments.

Income Taxes

The effective income tax rates for the first quarters of 2012 and 2011 were 45.9% and 42.3%, respectively. The differences in the effective income tax rates for the first quarters of 2012 and 2011 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$22,599	$106,102

Cash flow provided by (used in):
Operating activities	11,046	56,330
Investing activities	(53,146)	(110,123)
Financing activities	25,184	(24,924)
Net decrease in cash and cash equivalents	(16,916)	(78,717)

Cash and cash equivalents at end of period	$5,683	$27,385

Operating Activities

           Net cash flow provided by operating activities decreased $45.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the $156 million System Agreement bandwidth remedy payment in January 2012 as a result of the payment required to implement the FERC’s remedy for the period June – December 2005.  See Note 2 to the financial statements in the Form 10-K and Note 2 to the financial

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

statements herein for a discussion of the System Agreement bandwidth remedy payment.  The decrease was partially offset by a decrease of $62.7 million in pension contributions and the increased recovery of fuel costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $57 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle, and the repayment in 2011 by System Fuels of Entergy Arkansas’s $11 million investment in System Fuels.  The decrease was partially offset by an increase in construction expenditures primarily due to increased transmission reliability work in 2012.

Financing Activities

Entergy Arkansas’s financing activities provided $25.2 million for the three months ended March 31, 2012 compared to using $24.9 million for the three months ended March 31, 2011  primarily due to money pool activity and $13.1 million in dividends paid on common stock in 2011, partially offset by an increase in net repayments from the nuclear fuel company variable interest entity credit facility.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $49 million for the three months ended March 31, 2012.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2012	December 31, 2011

Debt to capital	54.6%	55.0%
Effect of excluding the securitization bonds	(1.5)%	(1.5)%
Debt to capital, excluding securitization bonds (1)	53.1%	53.5%
Effect of subtracting cash	(0.2)%	(0.3)%
Net debt to net capital, excluding securitization bonds (1)	52.9%	53.2%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
(In Thousands)

($49,043)	$17,362	$19,015	$41,463

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As of March 31, 2012, Entergy Arkansas had a credit facility in the amount of $78 million that expired in April 2012 and a credit facility in the amount of $150 million scheduled to expire in March 2017.  In April 2012, at the expiration of the $78 million facility, Entergy Arkansas entered into a new $20 million credit facility that expires in April 2013.  No borrowings were outstanding under the credit facilities as of March 31, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Hot Spring Energy Facility Purchase Agreement

See the Form 10-K for a discussion of Entergy Arkansas’s agreement to acquire the Hot Spring Energy Facility.  The parties have satisfied their obligations under the Hart-Scott-Rodino Act, and the U.S. Department of Justice’s review of the transaction is ongoing.

In July 2011, Entergy Arkansas filed its application with the APSC requesting approval of the acquisition and full cost recovery.  In January 2012, Entergy Arkansas, the APSC General Staff, and the Arkansas Attorney General filed a Motion to Suspend the Procedural Schedule and Joint Stipulation and Settlement for consideration by the APSC.  Under the settlement, the parties agreed that the acquisition costs may be recovered through a capacity acquisition rider and agreed that the level of the return on equity reflected in the rider would be submitted to the APSC for resolution.  Because the transmission upgrade costs remained uncertain, the parties requested that the APSC suspend the procedural schedule and cancel the hearing scheduled for January 24, 2012, pending resolution of the transmission costs.  The APSC issued an order accepting the settlement as part of the record and directing Entergy Arkansas to file the transmission studies when available and directing the parties to propose a procedural schedule to address the results of those studies.

On April 6, 2012, facilities studies were issued indicating that long-term transmission service is available for the Hot Spring facility provided that supplemental transmission upgrades estimated at approximately $440,000 are made.  In addition, the studies noted that surveys of two lines should be conducted, which may result in additional upgrade requirements not expected to exceed $25 million.  On April 16, 2012, Entergy Arkansas filed the facilities studies with the APSC and reiterated its request for a public interest finding and timely cost recovery. Assuming timely regulatory approvals and the satisfaction of all other closing conditions, closing is targeted for around mid-2012.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  See Note 2 to the financial statements herein for an update regarding the System Agreement proceedings and Entergy Arkansas’s production cost allocation rider.

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

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING REVENUES
Electric	$475,178	$443,498

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	134,802	82,231
Purchased power	78,796	92,854
Nuclear refueling outage expenses	11,787	9,961
Other operation and maintenance	125,373	116,984
Decommissioning	9,888	9,297
Taxes other than income taxes	20,684	19,579
Depreciation and amortization	55,241	55,258
Other regulatory credits - net	(1,209)	(3,571)
TOTAL	435,362	382,593

OPERATING INCOME	39,816	60,905

OTHER INCOME
Allowance for equity funds used during construction	1,725	1,065
Interest and investment income	5,857	3,780
Miscellaneous - net	(1,453)	(749)
TOTAL	6,129	4,096

INTEREST EXPENSE
Interest expense	20,750	21,063
Allowance for borrowed funds used during construction	(442)	(479)
TOTAL	20,308	20,584

INCOME BEFORE INCOME TAXES	25,637	44,417

Income taxes	11,763	18,809

NET INCOME	13,874	25,608

Preferred dividend requirements	1,718	1,718

EARNINGS APPLICABLE TO
COMMON STOCK	$12,156	$23,890

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$13,874	$25,608
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	88,981	81,884
Deferred income taxes, investment tax credits, and non-current taxes accrued	34,625	23,272
Changes in assets and liabilities:
Receivables	17,958	21,567
Fuel inventory	(2,455)	(15,702)
Accounts payable	(211,524)	36,504
Prepaid taxes and taxes accrued	(9,127)	(1,190)
Interest accrued	(10,974)	(6,930)
Deferred fuel costs	53,521	9,352
Other working capital accounts	14,682	(21,721)
Provisions for estimated losses	(112)	2,149
Other regulatory assets	21,956	10,319
Pension and other postretirement liabilities	(9,770)	(73,531)
Other assets and liabilities	9,411	(35,251)
Net cash flow provided by operating activities	11,046	56,330

INVESTING ACTIVITIES
Construction expenditures	(81,518)	(70,379)
Allowance for equity funds used during construction	2,865	1,065
Nuclear fuel purchases	(34,595)	(61,561)
Proceeds from sale of nuclear fuel	49,879	-
Proceeds from nuclear decommissioning trust fund sales	54,727	31,042
Investment in nuclear decommissioning trust funds	(57,898)	(40,021)
Change in money pool receivable - net	17,362	22,448
Investment in affiliates	-	10,994
Remittances to transition charge account	(3,968)	(3,711)
Net cash flow used in investing activities	(53,146)	(110,123)

FINANCING ACTIVITIES
Changes in short-term borrowings - net	(21,376)	(10,016)
Changes in money pool payable - net	49,043	-
Dividends paid:
Common stock	-	(13,100)
Preferred stock	(1,718)	(1,718)
Other	(765)	(90)
Net cash flow provided by (used in) financing activities	25,184	(24,924)

Net decrease in cash and cash equivalents	(16,916)	(78,717)

Cash and cash equivalents at beginning of period	22,599	106,102

Cash and cash equivalents at end of period	$5,683	$27,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$30,476	$26,694
Income taxes	$(10,584)	$-

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$5,683	$4,712
Temporary cash investments	-	17,887
Total cash and cash equivalents	5,683	22,599
Securitization recovery trust account	7,857	3,890
Accounts receivable:
Customer	86,118	90,940
Allowance for doubtful accounts	(26,381)	(26,155)
Associated companies	44,155	58,030
Other	60,755	66,838
Accrued unbilled revenues	60,401	70,715
Total accounts receivable	225,048	260,368
Deferred fuel costs	69,924	209,776
Fuel inventory - at average cost	51,344	48,889
Materials and supplies - at average cost	145,263	143,343
Deferred nuclear refueling outage costs	37,451	49,047
System agreement cost equalization	36,800	36,800
Prepayments and other	7,851	8,562
TOTAL	587,221	783,274

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	584,460	541,657
Non-utility property - at cost (less accumulated depreciation)	1,676	1,677
Other	3,182	3,182
TOTAL	589,318	546,516

UTILITY PLANT
Electric	8,126,584	8,079,732
Property under capital lease	1,215	1,234
Construction work in progress	150,733	120,211
Nuclear fuel	217,216	272,593
TOTAL UTILITY PLANT	8,495,748	8,473,770
Less - accumulated depreciation and amortization	3,880,320	3,833,596
UTILITY PLANT - NET	4,615,428	4,640,174

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	86,331	-
Regulatory asset for income taxes - net	85,063	87,357
Other regulatory assets (includes securitization property of
$102,656 as of March 31, 2012 and $105,762 as of
December 31, 2011)	1,106,597	1,126,911
Other	32,598	27,980
TOTAL	1,310,589	1,242,248

TOTAL ASSETS	$7,102,556	$7,212,212

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Short-term borrowings	$12,538	$33,914
Accounts payable:
Associated companies	101,196	228,163
Other	107,945	138,054
Customer deposits	83,352	81,074
Taxes accrued	27,154	36,281
Accumulated deferred income taxes	61,432	124,267
Interest accrued	18,907	29,881
Other	25,315	23,305
TOTAL	437,839	694,939

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,805,626	1,708,760
Accumulated deferred investment tax credits	42,441	42,939
Other regulatory liabilities	172,489	133,960
Decommissioning	650,116	640,228
Accumulated provisions	5,528	5,640
Pension and other postretirement liabilities	529,255	539,016
Long-term debt (includes securitization bonds of $113,762 as of
March 31, 2012 and $ 113,761 as of December 31, 2011)	1,875,944	1,875,921
Other	10,688	10,335
TOTAL	5,092,087	4,956,799

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2012
and 2011	470	470
Paid-in capital	588,444	588,444
Retained earnings	867,366	855,210
TOTAL	1,456,280	1,444,124

TOTAL LIABILITIES AND EQUITY	$7,102,556	$7,212,212

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2010	$470	$588,444	$814,992	$1,403,906

Net income	-	-	25,608	25,608
Common stock dividends	-	-	(13,100)	(13,100)
Preferred stock dividends	-	-	(1,718)	(1,718)

Balance at March 31, 2011	$470	$588,444	$825,782	$1,414,696

Balance at December 31, 2011	$470	$588,444	$855,210	$1,444,124

Net income	-	-	13,874	13,874
Preferred stock dividends	-	-	(1,718)	(1,718)

Balance at March 31, 2012	$470	$588,444	$867,366	$1,456,280

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

			Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$175	$175	$-	-
Commercial	102	92	10	11
Industrial	94	83	11	13
Governmental	5	4	1	25
Total retail	376	354	22	6
Sales for resale:
Associated companies	77	64	13	20
Non-associated companies	17	24	(7)	(29)
Other	5	1	4	400
Total	$475	$443	$32	7

Billed Electric Energy
Sales (GWh):
Residential	1,987	2,251	(264)	(12)
Commercial	1,340	1,360	(20)	(1)
Industrial	1,599	1,613	(14)	(1)
Governmental	63	64	(1)	(2)
Total retail	4,989	5,288	(299)	(6)
Sales for resale:
Associated companies	2,111	1,658	453	27
Non-associated companies	265	324	(59)	(18)
Total	7,365	7,270	95	1

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Net income decreased $18.3 million primarily due to lower net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2012 to the first quarter 2011.

Amount
(In Millions)

2011 net revenue	$225.1
Volume/weather	(10.4)
Net wholesale revenue	(6.3)
Net gas revenue	(3.1)
Other	(1.4)
2012 net revenue	$203.9

The volume/weather variance is primarily due to the effect of milder weather on residential and commercial sales, partially offset by an increase of 105 GWh, or 2%, in weather-adjusted usage across all sectors.

The net wholesale revenue variance is primarily due to lower price.

The net gas revenue variance is primarily due to the effect of less favorable weather primarily on the residential sector.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to the decrease in wholesale revenue, as discussed above, a decrease of $26 million in fuel cost recovery revenues primarily due to lower fuel rates, and the decrease related to volume/weather, as discussed above.  Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Fuel and purchased power expenses decreased primarily due to:

•	a decrease in the average market price of purchased power and decreased net area demand; and
•	a decrease in natural gas fuel expense primarily due to decreased demand for gas-fired generation and a decrease in the market price of natural gas.

The decrease was partially offset by an increase in deferred fuel expense primarily due to higher fuel and purchased power expenses in 2011 as a result of the River Bend refueling outage, offset by lower fuel cost recovery revenues in 2012.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.5 million in fossil-fueled generation expenses resulting from increased plant outages and an increased scope of work as compared to the prior year;
•
an increase of $2.3 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	an increase of $1.2 million in nuclear generation expenses primarily due to higher labor costs, including higher contract labor.

The increase was partially offset by a decrease of $1.1 million in transmission expenses primarily due to lower transmission equalization expenses incurred under the System Agreement in 2012.

Other income increased primarily due to an increase of $1.9 million in investment income earned on decommissioning trust funds.

Income Taxes

The effective income tax rate was 38.3% for the first quarter 2012.  The difference in the effective income tax rate for the first quarter 2012 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by the book and tax difference related to the non-taxable income distributions earned on preferred membership interests.

The effective income tax rate was 34.8% for the first quarter 2011.  The difference in the effective income tax rate for the first quarter 2011 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by the book and tax difference related to the non-taxable income distributions earned on preferred membership interests.

Correction of Regulatory Asset for Income Taxes

See Note 2 to the financial statements herein for a discussion of the financial statement effects of a correction to Entergy Gulf States Louisiana’s regulatory asset for income taxes.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$24,845	$155,173

Cash flow provided by (used in):
Operating activities	191,558	50,088
Investing activities	(51,137)	(110,165)
Financing activities	(36,219)	(38,510)
Net increase (decrease) in cash and cash equivalents	104,202	(98,587)

Cash and cash equivalents at end of period	$129,047	$56,586

Operating Activities

Net cash flow provided by operating activities increased $141.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to:

•
an increase in the recovery of fuel costs due to System Agreement bandwidth remedy payments of $75 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June – December 2005.  See Note 2 to the financial statements in the Form 10-K for a discussion of the System Agreement proceedings; and

•
a decrease of $30 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $59 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to:

•	$51 million in proceeds from the sale of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party; and
•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The decrease was offset by an increase in money pool activity.

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $49.6 million for the three months ended March 31, 2012 compared to decreasing by $14.8 million for the three months ended March 31, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility operating companies’ need for external short-term borrowings.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Financing Activities

Net cash flow used in financing activities decreased $2.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a decrease of $55.8 million in common equity distributions, offset by a decrease of $12.7 million in credit borrowings for the three months ended March 31, 2012 compared to an increase of $40.3 million in credit borrowings for the three months ended March 31, 2011 against the nuclear fuel company variable interest entity credit facility.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2012	December 31, 2011

Debt to capital	53.3%	53.6%
Effect of subtracting cash	(2.2)%	(0.4)%
Net debt to net capital	51.1%	53.2%

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

Entergy Gulf States Louisiana’s receivables from the money pool were as follows:

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
(In Thousands)

$73,180	$23,596	$48,200	$63,003

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of March 31, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

In the first quarter 2012, Entergy Gulf States Louisiana sold to a third party for $51 million a portion of its investment in Entergy Holdings Company’s Class A preferred membership interests.

New Nuclear Development

See the Form 10-K for a discussion of the project option being developed by Entergy Gulf States Louisiana and Entergy Louisiana for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  Entergy Gulf States Louisiana and Entergy Louisiana have requested oral argument before the LPSC.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s Ninemile Point Unit 6 self-build project.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of the facility.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of its allocated share of the capacity and energy generated by Ninemile 6.  In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Louisiana and Entergy Gulf States Louisiana, and Entergy Louisiana has given the contractor a full notice to proceed with the construction. Under the terms approved by the LPSC, costs may be recovered through Entergy Gulf States Louisiana’s formula rate plan, if one is in effect when the project is placed in service; alternatively, Entergy Gulf States Louisiana’s must file a rate case approximately 12 months prior to the expected in-service date.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  Following is an update to that discussion.

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  In April 2012, the LPSC Staff filed its findings, suggesting adjustments that will produce an 11.54% earned return on common equity for the test year and a $0.1 million rate reduction.  Entergy Gulf States Louisiana accepted the LPSC Staff’s recommendations, and the rate reduction will be effective with the first billing cycle of May 2012.

Industrial and Commercial Customers

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Federal Regulation

See “Independent Coordinator of Transmission,” “System Agreement,” “Entergy’s Proposal to Join the MISO RTO,” “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, and qualified pension and other postretirement benefits.

(Page left blank intentionally)

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING REVENUES
Electric	$382,186	$467,041
Natural gas	17,436	28,857
TOTAL	399,622	495,898

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	71,297	80,635
Purchased power	124,164	191,108
Nuclear refueling outage expenses	4,365	5,018
Other operation and maintenance	85,635	79,014
Decommissioning	3,676	3,471
Taxes other than income taxes	18,895	18,801
Depreciation and amortization	36,097	35,724
Other regulatory charges (credits) - net	267	(942)
TOTAL	344,396	412,829

OPERATING INCOME	55,226	83,069

OTHER INCOME
Allowance for equity funds used during construction	2,262	1,740
Interest and investment income	11,238	9,358
Miscellaneous - net	(2,628)	(2,161)
TOTAL	10,872	8,937

INTEREST EXPENSE
Interest expense	21,055	21,349
Allowance for borrowed funds used during construction	(899)	(865)
TOTAL	20,156	20,484

INCOME BEFORE INCOME TAXES	45,942	71,522

Income taxes	17,584	24,903

NET INCOME	28,358	46,619

Preferred distribution requirements	206	206

EARNINGS APPLICABLE TO
COMMON EQUITY	$28,152	$46,413

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

Net Income	$28,358	$46,619
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $781 and $507)	1,028	743
Other comprehensive income	1,028	743
Comprehensive Income	$29,386	$47,362

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$28,358	$46,619
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	53,528	48,769
Deferred income taxes, investment tax credits, and non-current taxes accrued	(56,657)	(26,285)
Changes in working capital:
Receivables	97,172	(14,666)
Fuel inventory	(7,611)	785
Accounts payable	(35,277)	(51,411)
Prepaid taxes and taxes accrued	85,148	62,194
Interest accrued	5,137	4,965
Deferred fuel costs	8,144	(13,181)
Other working capital accounts	4,806	(28,764)
Changes in provisions for estimated losses	(2,870)	155
Changes in other regulatory assets	5,634	(17,243)
Changes in pension and other postretirement liabilities	513	(11,665)
Other	5,533	49,816
Net cash flow provided by operating activities	191,558	50,088

INVESTING ACTIVITIES
Construction expenditures	(57,921)	(59,880)
Allowance for equity funds used during construction	2,262	1,740
Nuclear fuel purchases	(18,614)	(62,237)
Proceeds from the sale of nuclear fuel	26,820	-
Proceeds from nuclear decommissioning trust fund sales	38,087	11,902
Investment in nuclear decommissioning trust funds	(43,222)	(16,450)
Change in money pool receivable - net	(49,584)	14,803
Proceeds from the sale of investment	51,000	-
Changes in other investments - net	35	(43)
Net cash flow used in investing activities	(51,137)	(110,165)

FINANCING ACTIVITIES
Changes in credit borrowings - net	(12,700)	40,300
Dividends/distributions paid:
Common equity	(22,600)	(78,400)
Preferred membership interests	(206)	(206)
Other	(713)	(204)
Net cash flow used in financing activities	(36,219)	(38,510)

Net increase (decrease) in cash and cash equivalents	104,202	(98,587)

Cash and cash equivalents at beginning of period	24,845	155,173

Cash and cash equivalents at end of period	$129,047	$56,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$15,152	$15,596
Income taxes	$-	$(7)

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$187	$217
Temporary cash investments	128,860	24,628
Total cash and cash equivalents	129,047	24,845
Accounts receivable:
Customer	56,324	61,648
Allowance for doubtful accounts	(590)	(843)
Associated companies	136,181	171,431
Other	18,629	22,082
Accrued unbilled revenues	47,341	51,155
Total accounts receivable	257,885	305,473
Fuel inventory - at average cost	30,860	23,249
Materials and supplies - at average cost	116,549	114,075
Deferred nuclear refueling outage costs	16,691	21,066
Prepayments and other	5,722	5,180
TOTAL	556,754	493,888

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	289,664	339,664
Decommissioning trust funds	455,365	420,917
Non-utility property - at cost (less accumulated depreciation)	162,922	164,712
Storm reserve escrow account	90,215	90,249
Other	13,153	12,701
TOTAL	1,011,319	1,028,243

UTILITY PLANT
Electric	7,094,214	7,068,657
Natural gas	131,144	129,950
Construction work in progress	145,155	122,051
Nuclear fuel	175,250	206,031
TOTAL UTILITY PLANT	7,545,763	7,526,689
Less - accumulated depreciation and amortization	3,935,310	3,906,353
UTILITY PLANT - NET	3,610,453	3,620,336

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	172,496	173,724
Other regulatory assets	328,491	333,898
Deferred fuel costs	100,124	100,124
Other	17,888	13,506
TOTAL	618,999	621,252

TOTAL ASSETS	$5,797,525	$5,763,719

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$60,000	$60,000
Accounts payable:
Associated companies	56,189	73,305
Other	76,575	101,009
Customer deposits	48,381	49,734
Taxes accrued	192,515	107,367
Accumulated deferred income taxes	23,957	5,107
Interest accrued	31,221	26,084
Deferred fuel costs	105,322	97,178
Pension and other postretirement liabilities	8,039	7,911
Gas hedge contracts	13,538	8,572
Other	15,128	15,294
TOTAL	630,865	551,561

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,294,350	1,368,563
Accumulated deferred investment tax credits	80,718	81,520
Other regulatory liabilities	89,688	75,721
Decommissioning and asset retirement cost liabilities	364,938	359,792
Accumulated provisions	96,163	99,033
Pension and other postretirement liabilities	333,057	332,672
Long-term debt	1,469,790	1,482,430
Long-term payables - associated companies	30,717	31,254
Other	65,888	47,397
TOTAL	3,825,309	3,878,382

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,399,933	1,393,386
Accumulated other comprehensive loss	(68,582)	(69,610)
TOTAL	1,341,351	1,333,776

TOTAL LIABILITIES AND EQUITY	$5,797,525	$5,763,719

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2012 and 2011
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$10,000	$1,494,593	$(40,304)	$1,464,289

Net income	-	46,619	-	46,619
Other comprehensive income	-	-	743	743
Dividends/distributions declared on common equity	-	(78,400)	-	(78,400)
Dividends/distributions declared on preferred membership interests	-	(206)	-	(206)
Other	-	(5)	-	(5)

Balance at March 31, 2011	$10,000	$1,462,601	$(39,561)	$1,433,040

Balance at December 31, 2011	$10,000	$1,393,386	$(69,610)	$1,333,776

Net income	-	28,358	-	28,358
Members contribution	-	1,000	-	1,000
Other comprehensive income	-	-	1,028	1,028
Dividends/distributions declared on common equity	-	(22,600)	-	(22,600)
Dividends/distributions declared on preferred membership interests	-	(206)	-	(206)
Other	-	(5)	-	(5)

Balance at March 31, 2012	$10,000	$1,399,933	$(68,582)	$1,341,351

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

			Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$88	$110	$(22)	(20)
Commercial	86	97	(11)	(11)
Industrial	106	115	(9)	(8)
Governmental	5	5	-	-
Total retail	285	327	(42)	(13)
Sales for resale:
Associated companies	84	119	(35)	(29)
Non-associated companies	3	13	(10)	(77)
Other	10	8	2	25
Total	$382	$467	$(85)	(18)

Billed Electric Energy
Sales (GWh):
Residential	1,059	1,247	(188)	(15)
Commercial	1,178	1,213	(35)	(3)
Industrial	2,195	2,175	20	1
Governmental	59	53	6	11
Total retail	4,491	4,688	(197)	(4)
Sales for resale:
Associated companies	1,843	1,874	(31)	(2)
Non-associated companies	170	204	(34)	(17)
Total	6,504	6,766	(262)	(4)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Net income decreased $7 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense, partially offset by a lower effective income tax rate.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2012 to the first quarter 2011.

Amount
(In Millions)

2011 net revenue	$233.8
Retail electric price	13.3
Volume/weather	(12.8)
Other	1.4
2012 net revenue	$235.7

The retail electric price variance is primarily due to a special formula rate plan rate increase effective May 2011 in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan increase.

The volume/weather variance is primarily due to the effect of milder weather on residential and commercial sales, offset by increased usage in the industrial sector as a result of increased consumption by a large industrial customer in the chemical industry as a result of plant expansion.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $26.3 million in fuel cost recovery revenues primarily due to lower fuel rates and the decrease related to volume/weather, as discussed above.  Entergy Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market price of natural gas.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•
an increase of $2.7 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $1.8 million in fossil-fueled generation expenses due to an overall higher scope of outages compared to prior year and the addition of Acadia Unit 2 in April 2011;
•	an increase of $1.2 million in nuclear generation expenses due to higher nuclear labor costs; and
•	nuclear insurance refunds of $1.1 million received in 2011.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Interest expense increased primarily due to:

•	the issuance of $200 million of 4.8% Series first mortgage bonds in March 2011;
•
the issuance by Entergy Louisiana Investment Recovery Funding, L.L.C., a wholly owned subsidiary of Entergy Louisiana, of $207.2 million of senior secured investment recovery bonds with a coupon rate of 2.04% in September 2011; and

•	the issuance of $250 million of 1.875% Series first mortgage bonds in January 2012.

Income Taxes

The effective income tax rate for the first quarter of 2012 was 6.6%.  The difference in the effective income tax rate for the first quarter of 2012 versus the federal statutory rate of 35% was primarily due to the book and tax difference related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate for the first quarter of 2011 was 19.9%.  The difference in the effective income tax rate for the first quarter of 2011 versus the federal statutory rate of 35% was primarily due to the book and tax difference related to the non-taxable distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$878	$123,254

Cash flow provided by (used in):
Operating activities	79,357	6,602
Investing activities	(97,949)	(257,500)
Financing activities	42,348	234,593
Net increase (decrease) in cash and cash equivalents	23,756	(16,305)

Cash and cash equivalents at end of period	$24,634	$106,949

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $72.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the purchase in 2011 of $28.1 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies, a decrease of $24.1 million in pension contributions, and increased recovery of fuel costs due to an increase in the amount of deferred fuel to be recovered compared to last year.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $159.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to:

•
a decrease in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	a decrease in nuclear construction expenditures due to the delay of the Waterford 3 steam generator replacement project and the dry fuel storage project implemented in 2011;
•	a decrease in transmission construction expenditures due to load addition and reliability work performed in 2011; and
•	money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $13.4 million for the three months ended March 31, 2012 compared to increasing by $34.4 million for the three months ended March 31, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $192.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the following cash flow activity:

•	money pool activity;
•	the issuance of $250 million of 1.875% Series first mortgage bonds in January 2012 compared to the issuance of $200 million of 4.8% Series first mortgage bonds in March 2011;
•	the payment on credit borrowings of $50 million on Entergy Louisiana’s credit facility in 2012;
•	a principal payment of $19.6 million in 2012 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $30.3 million in 2011;
•
the payment on borrowings of $15 million on the nuclear fuel company variable interest entity’s credit facility in 2012 compared to an increase in borrowings of $61.3 million on the nuclear fuel company variable interest entity’s credit facility in 2011; and

•	a decrease of $11.8 million in common equity dividends in 2012.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $118.4 million in 2012.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2012	December 31, 2011

Debt to capital	48.7%	47.2%
Effect of excluding securitization bonds	(2.2)%	(2.3)%
Debt to capital, excluding securitization bonds (1)	46.5%	44.9%
Effect of subtracting cash	(0.3)%	0.0%
Net debt to net capital, excluding securitization bonds (1)	46.2%	44.9%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
(In Thousands)

$13,383	($118,415)	$84,257	$49,887

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of March 31, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

New Nuclear Development

See the Form 10-K for a discussion of the project option being developed by Entergy Gulf States Louisiana and Entergy Louisiana for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  Entergy Gulf States Louisiana and Entergy Louisiana have requested oral argument before the LPSC.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s Ninemile Point Unit 6 self-build project.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of the facility.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of its allocated share of the capacity and energy generated by Ninemile 6. In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Louisiana and Entergy Gulf States Louisiana, and Entergy Louisiana has given the contractor a full notice to proceed with the construction. Under the terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s formula rate plan, if one is in effect when the project is placed in service; alternatively, Entergy Louisiana must file a rate case approximately 12 months prior to the expected in-service date.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING REVENUES
Electric	$482,358	$515,434

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	72,059	85,225
Purchased power	178,213	200,378
Nuclear refueling outage expenses	6,386	7,475
Other operation and maintenance	115,741	106,365
Decommissioning	6,444	6,001
Taxes other than income taxes	17,282	16,739
Depreciation and amortization	53,679	49,646
Other regulatory credits - net	(3,588)	(3,956)
TOTAL	446,216	467,873

OPERATING INCOME	36,142	47,561

OTHER INCOME
Allowance for equity funds used during construction	8,449	7,374
Interest and investment income	21,248	20,410
Miscellaneous - net	(1,371)	(522)
TOTAL	28,326	27,262

INTEREST EXPENSE
Interest expense	32,668	28,635
Allowance for borrowed funds used during construction	(3,859)	(4,097)
TOTAL	28,809	24,538

INCOME BEFORE INCOME TAXES	35,659	50,285

Income taxes	2,364	9,987

NET INCOME	33,295	40,298

Preferred dividend requirements	1,738	1,738

EARNINGS APPLICABLE TO
COMMON EQUITY	$31,557	$38,560

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

Net Income	$33,295	$40,298
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $470 and $366)	653	734
Other comprehensive income	653	734
Comprehensive Income	$33,948	$41,032

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$33,295	$40,298
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	76,616	69,822
Deferred income taxes, investment tax credits, and non-current taxes accrued	22,771	67,448
Changes in working capital:
Receivables	27,098	(30,234)
Fuel inventory	57	(28,153)
Accounts payable	(57,561)	(33)
Prepaid taxes and taxes accrued	(4,447)	(44,287)
Interest accrued	(4,574)	(6,059)
Deferred fuel costs	(21,520)	(31,290)
Other working capital accounts	19,986	(288)
Changes in provisions for estimated losses	(10,981)	(4,774)
Changes in other regulatory assets	7,800	2,807
Changes in pension and other postretirement liabilities	(3,965)	(29,844)
Other	(5,218)	1,189
Net cash flow provided by operating activities	79,357	6,602

INVESTING ACTIVITIES
Construction expenditures	(93,844)	(108,014)
Allowance for equity funds used during construction	8,449	7,374
Nuclear fuel purchases	(22,327)	(119,435)
Proceeds from the sale of nuclear fuel	32,168	-
Receipts from storm reserve escrow account	770	-
Remittances to transition charge account	(6,716)	-
Proceeds from nuclear decommissioning trust fund sales	6,795	6,077
Investment in nuclear decommissioning trust funds	(9,861)	(9,038)
Change in money pool receivable - net	(13,383)	(34,370)
Other	-	(94)
Net cash flow used in investing activities	(97,949)	(257,500)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	247,725	217,762
Changes in short-term borrowings - net	(65,021)	61,253
Retirement of long-term debt	(19,603)	(30,284)
Change in money pool payable - net	(118,415)	-
Distributions paid:
Common equity	(600)	(12,400)
Preferred membership interests	(1,738)	(1,738)
Net cash flow provided by financing activities	42,348	234,593

Net increase (decrease) in cash and cash equivalents	23,756	(16,305)

Cash and cash equivalents at beginning of period	878	123,254

Cash and cash equivalents at end of period	$24,634	$106,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$36,039	$33,726
Income taxes	$(3,601)	$-

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,168	$878
Temporary cash investments	23,466	-
Total cash and cash equivalents	24,634	878
Securitization recovery trust account	11,916	5,200
Accounts receivable:
Customer	82,866	102,379
Allowance for doubtful accounts	(910)	(1,147)
Associated companies	76,465	60,661
Other	8,881	10,945
Accrued unbilled revenues	70,251	78,430
Total accounts receivable	237,553	251,268
Fuel inventory	23,862	23,919
Materials and supplies - at average cost	142,876	140,561
Deferred nuclear refueling outage costs	17,958	24,197
Prepayments and other	11,429	13,171
TOTAL	470,228	459,194

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,424	807,424
Decommissioning trust funds	274,471	253,968
Storm reserve escrow account	200,479	201,249
Non-utility property - at cost (less accumulated depreciation)	715	760
TOTAL	1,283,089	1,263,401

UTILITY PLANT
Electric	7,899,007	7,859,136
Property under capital lease	274,334	274,334
Construction work in progress	595,676	559,437
Nuclear fuel	129,091	165,380
TOTAL UTILITY PLANT	8,898,108	8,858,287
Less - accumulated depreciation and amortization	3,644,252	3,606,706
UTILITY PLANT - NET	5,253,856	5,251,581

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	181,816	175,952
Other regulatory assets (includes securitization property of
$192,931 as of March 31, 2012 and
$198,445 as of December 31, 2011)	801,116	814,472
Deferred fuel costs	67,998	67,998
Other	37,893	31,269
TOTAL	1,088,823	1,089,691

TOTAL ASSETS	$8,095,996	$8,063,867

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$17,943	$75,309
Short-term borrowings	29,371	44,392
Accounts payable:
Associated companies	43,803	218,001
Other	123,693	130,295
Customer deposits	86,948	86,099
Accumulated deferred income taxes	9,883	4,690
Taxes accrued	26,891	31,338
Interest accrued	31,961	36,535
Deferred fuel costs	45,015	66,535
Pension and other postretirement liabilities	9,224	9,161
System agreement cost equalization	36,800	36,800
Gas hedge contracts	19,104	12,397
Other	26,042	19,278
TOTAL	506,678	770,830

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,124,506	1,098,690
Accumulated deferred investment tax credits	72,507	73,283
Other regulatory liabilities	302,222	295,542
Decommissioning	352,278	345,834
Accumulated provisions	202,079	213,060
Pension and other postretirement liabilities	455,657	459,685
Long-term debt (includes securitization bonds of
$207,123 as of March 31, 2012 and
$207,123 as of December 31, 2011)	2,414,717	2,177,003
Other	68,813	65,011
TOTAL	4,992,779	4,728,108

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,535,393	2,504,436
Accumulated other comprehensive loss	(38,854)	(39,507)
TOTAL	2,596,539	2,564,929

TOTAL LIABILITIES AND EQUITY	$8,095,996	$8,063,867

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2012 and 2011
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$100,000	$2,061,833	$(24,962)	$2,136,871

Net income	-	40,298	-	40,298
Other comprehensive income	-	-	734	734
Dividends/distributions declared on common equity	-	(12,400)	-	(12,400)
Dividends/distributions declared on preferred membership interests	-	(1,738)	-	(1,738)

Balance at March 31, 2011	$100,000	$2,087,993	$(24,228)	$2,163,765

Balance at December 31, 2011	$100,000	$2,504,436	$(39,507)	$2,564,929

Net income	-	33,295	-	33,295
Other comprehensive income	-	-	653	653
Dividends/distributions declared on common equity	-	(600)	-	(600)
Dividends/distributions declared on preferred membership interests	-	(1,738)	-	(1,738)

Balance at March 31, 2012	$100,000	$2,535,393	$(38,854)	$2,596,539

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

			Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$146	$172	$(26)	(15)
Commercial	110	114	(4)	(3)
Industrial	184	175	9	5
Governmental	9	10	(1)	(10)
Total retail	449	471	(22)	(5)
Sales for resale:
Associated companies	21	32	(11)	(34)
Non-associated companies	-	2	(2)	(100)
Other	12	10	2	20
Total	$482	$515	$(33)	(6)

Billed Electric Energy
Sales (GWh):
Residential	1,890	2,251	(361)	(16)
Commercial	1,361	1,403	(42)	(3)
Industrial	4,107	3,631	476	13
Governmental	116	119	(3)	(3)
Total retail	7,474	7,404	70	1
Sales for resale:
Associated companies	436	472	(36)	(8)
Non-associated companies	11	39	(28)	(72)
Total	7,921	7,915	6	-

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Net income decreased $8.6 million primarily due to lower net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2012 to the first quarter 2011.

Amount
(In Millions)

2011 net revenue	$125.5
Retail electric price	(2.6)
Reserve equalization	(2.1)
Volume/weather	(1.8)
Other	0.2
2012 net revenue	$119.2

The retail electric price variance is primarily due to a decrease in Attala power plant costs that are recovered through the power management rider.  The net income effect of the Attala power plant costs recovery is limited to a portion representing an allowed return on equity with the remainder offset by Attala power plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The reserve equalization variance is primarily due to decreased reserve equalization revenue as a result of changes in the Entergy System generation mix compared to the same period in 2011.

The volume/weather variance is primarily due to a decrease of 202 GWh, or 6%, in billed electricity usage, including the effect of milder weather on residential and commercial sales compared to last year.

Gross operating revenues and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $11 million in power management rider revenue and a decrease of $13.2 million in gross wholesale revenues due to a decrease in sales to affiliated customers.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Other regulatory charges decreased primarily due to decreased recovery of costs associated with the power management recovery rider.  There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $1.2 million in distribution expenses primarily due to non-vegetation contract work and an increase of $1 million in compensation and benefits costs resulting from decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.  The increase was substantially offset by a decrease of $2.3 million in fossil-fueled generation expenses due to higher plant maintenance costs in 2011.

Income Taxes

The effective income tax rates for the first quarters 2012 and 2011 were 40.2% and 35%, respectively.  The difference in the effective income tax rate for the first quarter 2012 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$16	$1,216

Cash flow provided by (used in):
Operating activities	61,339	(52,784)
Investing activities	(43,489)	(35,582)
Financing activities	(2,770)	88,366
Net increase in cash and cash equivalents	15,080	-

Cash and cash equivalents at end of period	$15,096	$1,216

Operating Activities

Entergy Mississippi’s operating activities provided $61.3 million in cash for the three months ended March 31, 2012 compared to using $52.8 million in cash for the three months ended March 31, 2011 primarily due to:

•	the purchase in 2011 of $42.6 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies;
•
an increase in the recovery of fuel costs due to System Agreement bandwidth remedy payments of $33 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  See Note 2 to the financial statements in the Form 10-K for a discussion of the System Agreement proceedings; and

•
a decrease of $14.6 million in pension contributions.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Cash flow used in investing activities increased $7.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to money pool activity and the repayment by System Fuels of Entergy Mississippi’s $5.5 million investment in System Fuels in 2011, partially offset by decreased transmission construction expenditures resulting from additional transmission reliability work in 2011.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $8 million for the three months ended March 31, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Mississippi’s financing activities used $2.8 million of cash for the three months ended March 31, 2012 compared to providing $88.4 million of cash for the three months ended March 31, 2011 primarily due to money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $2 million for the three months ended March 31, 2012 compared to increasing by $92.4 million for the three months ended March 31, 2011.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2012	December 31, 2011

Debt to capital	51.0%	51.2%
Effect of subtracting cash	(0.4)%	0.0%
Net debt to net capital	50.6%	51.2%

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

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
(In Thousands)

$7,978	($1,999)	($125,702)	($33,255)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Entergy Mississippi has three separate credit facilities in the aggregate amount of $70 million scheduled to expire in May 2012.  Entergy Mississippi expects to renew all of its credit facilities prior to expiration.  No borrowings were outstanding under the credit facilities as of March 31, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Hinds Energy Facility Purchase Agreement

See the Form 10-K for a discussion of Entergy Mississippi’s agreement to acquire the Hinds Energy Facility.  In July 2011, Entergy Mississippi filed with the MPSC requesting approval of the acquisition and full cost recovery.  The parties have satisfied their obligations under the Hart-Scott-Rodino Act, and the U.S. Department of Justice’s review of the transaction is ongoing.  In February 2012 the MPSC granted a certificate of public convenience and necessity and approved the estimated acquisition cost.  In April 2012, facilities studies were issued indicating that long-term transmission service is available for the Hinds facility provided that supplemental transmission upgrades estimated at approximately $580,000 are made and assuming that various projects already included in the transmission construction plan are completed.  The retail cost recovery proceeding remains pending before the MPSC.  Assuming timely regulatory approvals and the satisfaction of all other closing conditions, closing is targeted for around mid-2012.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following is an update to that discussion.

In March 2012, Entergy Mississippi submitted its formula rate plan 2011 test year filing.  The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates.  The filing is currently subject to MPSC review.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING REVENUES
Electric	$261,760	$288,983

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	84,559	81,306
Purchased power	65,428	75,134
Other operation and maintenance	48,336	48,007
Taxes other than income taxes	18,784	17,171
Depreciation and amortization	23,787	22,987
Other regulatory charges (credits) - net	(7,472)	7,092
TOTAL	233,422	251,697

OPERATING INCOME	28,338	37,286

OTHER INCOME
Allowance for equity funds used during construction	1,165	2,094
Interest and investment income	10	51
Miscellaneous - net	(1,055)	(554)
TOTAL	120	1,591

INTEREST EXPENSE
Interest expense	14,545	13,403
Allowance for borrowed funds used during construction	(616)	(1,165)
TOTAL	13,929	12,238

INCOME BEFORE INCOME TAXES	14,529	26,639

Income taxes	5,847	9,325

NET INCOME	8,682	17,314

Preferred dividend requirements	707	707

EARNINGS APPLICABLE TO
COMMON STOCK	$7,975	$16,607

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$8,682	$17,314
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	23,787	22,987
Deferred income taxes, investment tax credits, and non-current taxes accrued	(8,348)	3,224
Changes in assets and liabilities:
Receivables	56,711	7,730
Fuel inventory	(1,861)	(44,456)
Accounts payable	(16,700)	(10,394)
Taxes accrued	(14,046)	(26,605)
Interest accrued	(4,633)	(532)
Deferred fuel costs	26,247	7,564
Other working capital accounts	4,981	(3,430)
Provisions for estimated losses	196	73
Other regulatory assets	(6,491)	(6,888)
Pension and other postretirement liabilities	(2,793)	(17,311)
Other assets and liabilities	(4,393)	(2,060)
Net cash flow provided by (used in) operating activities	61,339	(52,784)

INVESTING ACTIVITIES
Construction expenditures	(36,664)	(43,192)
Allowance for equity funds used during construction	1,165	2,094
Change in money pool receivable - net	(7,978)	-
Investments in affiliates	-	5,527
Other	(12)	(11)
Net cash flow used in investing activities	(43,489)	(35,582)

FINANCING ACTIVITIES
Change in money pool payable - net	(1,999)	92,447
Dividends paid:
Common stock	-	(3,300)
Preferred stock	(707)	(707)
Other	(64)	(74)
Net cash flow provided by (used in) financing activities	(2,770)	88,366

Net increase in cash and cash equivalents	15,080	-

Cash and cash equivalents at beginning of period	16	1,216

Cash and cash equivalents at end of period	$15,096	$1,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$18,522	$13,270
Income taxes	$(8,407)	$-

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,098	$7
Temporary cash investments	13,998	9
Total cash and cash equivalents	15,096	16
Accounts receivable:
Customer	51,890	51,026
Allowance for doubtful accounts	(891)	(756)
Associated companies	15,952	51,329
Other	5,478	13,924
Accrued unbilled revenues	32,729	38,368
Total accounts receivable	105,158	153,891
Accumulated deferred income taxes	9,003	11,694
Fuel inventory - at average cost	44,360	42,499
Materials and supplies - at average cost	35,999	35,716
Prepayments and other	5,400	4,666
TOTAL	215,016	248,482

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,718	4,725
Storm reserve escrow account	31,856	31,844
TOTAL	36,574	36,569

UTILITY PLANT
Electric	3,324,825	3,274,031
Property under capital lease	10,081	10,721
Construction work in progress	81,293	105,083
TOTAL UTILITY PLANT	3,416,199	3,389,835
Less - accumulated depreciation and amortization	1,226,856	1,210,092
UTILITY PLANT - NET	2,189,343	2,179,743

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	64,781	65,196
Other regulatory assets	401,399	393,387
Other	22,066	20,017
TOTAL	488,246	478,600

TOTAL ASSETS	$2,929,179	$2,943,394

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$100,000	$-
Accounts payable:
Associated companies	33,533	46,311
Other	32,412	41,489
Customer deposits	69,426	68,610
Taxes accrued	31,490	45,536
Interest accrued	16,917	21,550
Deferred fuel costs	42,088	15,841
Other	22,713	17,474
TOTAL	348,579	256,811

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	660,952	672,129
Accumulated deferred investment tax credits	6,686	6,372
Obligations under capital lease	7,430	8,112
Asset retirement cost liabilities	5,781	5,697
Accumulated provisions	38,485	38,289
Pension and other postretirement liabilities	141,281	144,088
Long-term debt	820,454	920,439
Other	5,469	5,370
TOTAL	1,686,538	1,800,496

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2012 and 2011	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	645,045	637,070
TOTAL	843,681	835,706

TOTAL LIABILITIES AND EQUITY	$2,929,179	$2,943,394

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
Balance at December 31, 2010	$199,326	$(690)	$534,469	$733,105

Net income	-	-	17,314	17,314
Common stock dividends	-	-	(3,300)	(3,300)
Preferred stock dividends	-	-	(707)	(707)

Balance at March 31, 2011	$199,326	$(690)	$547,776	$746,412

Balance at December 31, 2011	$199,326	$(690)	$637,070	$835,706

Net income	-	-	8,682	8,682
Preferred stock dividends	-	-	(707)	(707)

Balance at March 31, 2012	$199,326	$(690)	$645,045	$843,681

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

			Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$109	$125	(16)	(13)
Commercial	92	95	(3)	(3)
Industrial	35	36	(1)	(3)
Governmental	9	9	-	-
Total retail	245	265	(20)	(8)
Sales for resale:
Associated companies	4	16	(12)	(75)
Non-associated companies	5	5	-	-
Other	8	3	5	167
Total	$262	$289	$(27)	(9)

Billed Electric Energy
Sales (GWh):
Residential	1,245	1,442	(197)	(14)
Commercial	1,114	1,124	(10)	(1)
Industrial	546	539	7	1
Governmental	93	95	(2)	(2)
Total retail	2,998	3,200	(202)	(6)
Sales for resale:
Associated companies	25	170	(145)	(85)
Non-associated companies	29	52	(23)	(44)
Total	3,052	3,422	(370)	(11)

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Net income decreased $8.9 million primarily due to lower net revenue and higher other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the first quarter 2012 to the first quarter 2011.

Amount
(In Millions)

2011 net revenue	$64.0
Net gas revenue	(4.5)
Volume/weather	(3.3)
Retail electric price	(1.8)
Other	(0.6)
2012 net revenue	$53.8

The net gas revenue variance is primarily due to the effect of less favorable weather, primarily in the residential sector, as compared to last year.

The volume/weather variance is primarily due to a decrease of 79 GWh, or 7%, in billed electricity usage, primarily in the residential sector due to milder weather as compared to last year.

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2011.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

Gross operating revenues and fuel expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $13.7 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates and the effect of milder weather;
•	a decrease in gross wholesale revenue due to decreased sales to affiliate customers; and
•	less favorable volume/weather, as discussed above.

Fuel expenses decreased primarily due to a decrease in demand for gas-fired generation and a decrease in the market price of natural gas.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $4 million in fossil-fueled generation expenses due to higher plant outage costs in 2012 due to a greater scope of work at the Michoud plant.

Income Taxes

The effective income tax rate for the first quarter 2012 was 83.8%.  The difference in the effective income tax rate for the first quarter 2012 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items, provision for uncertain tax positions, and state income taxes.

The effective income tax rate for the first quarter 2011 was 36.8%.  The difference in the effective income tax rate for the first quarter 2011 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by flow-through tax accounting.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,834	$54,986

Cash flow provided by (used in):
Operating activities	(6,726)	(2,854)
Investing activities	(7,128)	(16,053)
Financing activities	5,372	(5,906)
Net decrease in cash and cash equivalents	(8,482)	(24,813)

Cash and cash equivalents at end of period	$1,352	$30,173

Operating Activities

Cash flow used in operating activities increased $3.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to decreased net income, partially offset by a decrease of $4.8 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $8.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to money pool activity and System Fuels’s repayment, in the first quarter 2011, of Entergy New Orleans’s $3.3 million investment in System Fuels.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased by $9.1 million for the three months ended March 31, 2012 compared to increasing by $2.7 million for the three months ended March 31, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Financing Activities

Entergy New Orleans’s financing activities provided $5.4 million of cash for the three months ended March 31, 2012 compared to using $5.9 million for the three months ended March 31, 2011 primarily due to money pool activity and a decrease of $3.9 million in common stock dividends paid.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased by $7.4 million for the three months ended March 31, 2012.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2012	December 31, 2011

Debt to capital	45.6%	45.3%
Effect of subtracting cash	(0.3)%	(1.5)%
Net debt to net capital	45.3%	43.8%

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

Entergy New Orleans’s receivables from of (payables to) the money pool were as follows:

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
(In Thousands)

($7,353)	$9,074	$24,562	$21,820

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s Ninemile Point Unit 6 self-build project.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of the facility.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of its allocated share of the capacity and energy generated by Ninemile 6.  In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Louisiana and Entergy Gulf States Louisiana, and Entergy Louisiana has given the contractor a full notice to proceed with the construction.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING REVENUES
Electric	$100,584	$115,990
Natural gas	28,572	42,266
TOTAL	129,156	158,256

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	27,682	45,853
Purchased power	47,231	47,906
Other operation and maintenance	30,896	27,072
Taxes other than income taxes	10,548	11,021
Depreciation and amortization	9,069	8,992
Other regulatory charges - net	480	479
TOTAL	125,906	141,323

OPERATING INCOME	3,250	16,933

OTHER INCOME
Allowance for equity funds used during construction	149	106
Interest and investment income	15	54
Miscellaneous - net	(405)	(236)
TOTAL	(241)	(76)

INTEREST EXPENSE
Interest expense	2,833	2,789
Allowance for borrowed funds used during construction	(71)	(48)
TOTAL	2,762	2,741

INCOME BEFORE INCOME TAXES	247	14,116

Income taxes	207	5,189

NET INCOME	40	8,927

Preferred dividend requirements	241	241

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK	$(201)	$8,686

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$40	$8,927
Adjustments to reconcile net income to net cash flow used in operating activities:
Depreciation and amortization	9,069	8,992
Deferred income taxes, investment tax credits, and non-current taxes accrued	(3,531)	(8,709)
Changes in other assets and liabilities:
Receivables	2,182	4,665
Fuel inventory	1,423	(2,595)
Accounts payable	(11,069)	(13,865)
Taxes accrued	1,116	9,040
Interest accrued	(1,128)	(1,121)
Deferred fuel costs	1,800	(2,182)
Other working capital accounts	(11,241)	(3,124)
Provisions for estimated losses	746	2,328
Other regulatory assets	5,519	2,051
Pensions and other postretirement liabilities	(1,896)	(6,804)
Other assets and liabilities	244	(457)
Net cash flow used in operating activities	(6,726)	(2,854)

INVESTING ACTIVITIES
Construction expenditures	(14,938)	(15,085)
Allowance for equity funds used during construction	149	106
Change in money pool receivable - net	9,074	(2,742)
Investment in affiliates	-	3,256
Changes in other investments - net	(1,413)	(1,588)
Net cash flow used in investing activities	(7,128)	(16,053)

FINANCING ACTIVITIES
Change in money pool payable - net	7,353	-
Dividends paid:
Common stock	(1,700)	(5,600)
Preferred stock	(241)	(241)
Other	(40)	(65)
Net cash flow provided by (used in) financing activities	5,372	(5,906)

Net decrease in cash and cash equivalents	(8,482)	(24,813)

Cash and cash equivalents at beginning of period	9,834	54,986

Cash and cash equivalents at end of period	$1,352	$30,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$3,719	$3,669

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,352	$486
Temporary cash investments	-	9,348
Total cash and cash equivalents	1,352	9,834
Accounts receivable:
Customer	31,013	29,038
Allowance for doubtful accounts	(410)	(465)
Associated companies	2,560	12,167
Other	2,081	2,603
Accrued unbilled revenues	13,866	17,023
Total accounts receivable	49,110	60,366
Accumulated deferred income taxes	5,622	6,419
Fuel inventory - at average cost	2,383	3,806
Materials and supplies - at average cost	9,798	9,392
Prepayments and other	12,192	2,679
TOTAL	80,457	92,496

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	13,409	11,996
TOTAL	14,425	13,012

UTILITY PLANT
Electric	822,316	812,329
Natural gas	214,398	213,160
Construction work in progress	9,759	13,610
TOTAL UTILITY PLANT	1,046,473	1,039,099
Less - accumulated depreciation and amortization	532,601	525,621
UTILITY PLANT - NET	513,872	513,478

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	173,781	178,815
Other	5,681	4,154
TOTAL	183,542	187,049

TOTAL ASSETS	$792,296	$806,035

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$30,423	$27,042
Other	17,651	28,098
Customer deposits	21,779	21,878
Taxes accrued	1,116	-
Interest accrued	1,712	2,840
Deferred fuel costs	13,421	11,621
Other	2,974	4,197
TOTAL CURRENT LIABILITIES	89,076	95,676

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	143,542	144,405
Accumulated deferred investment tax credits	1,479	1,539
Regulatory liability for income taxes - net	30,142	33,258
Other regulatory liabilities	8,513	5,726
Asset retirement cost liabilities	2,163	2,893
Accumulated provisions	16,589	15,843
Pension and other postretirement liabilities	72,121	74,017
Long-term debt	166,515	166,537
Gas system rebuild insurance proceeds	53,635	55,707
Other	9,477	9,489
TOTAL NON-CURRENT LIABILITIES	504,176	509,414

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2012
and 2011	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	109,226	111,127
TOTAL	179,264	181,165

TOTAL LIABILITIES AND EQUITY	$792,296	$806,035

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2010	$33,744	$36,294	$118,116	$188,154

Net income	-	-	8,927	8,927
Common stock dividends	-	-	(5,600)	(5,600)
Preferred stock dividends	-	-	(241)	(241)

Balance at March 31, 2011	$33,744	$36,294	$121,202	$191,240

Balance at December 31, 2011	$33,744	$36,294	$111,127	$181,165

Net income	-	-	40	40
Common stock dividends	-	-	(1,700)	(1,700)
Preferred stock dividends	-	-	(241)	(241)

Balance at March 31, 2012	$33,744	$36,294	$109,226	$179,264

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

			Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$35	$41	$(6)	(14)
Commercial	36	35	1	3
Industrial	7	7	-	-
Governmental	14	14	-	-
Total retail	92	97	(5)	(5)
Sales for resale:
Associated companies	7	18	(11)	(61)
Other	2	1	1	100
Total	$101	$116	$(15)	(13)

Billed Electric Energy
Sales (GWh):
Residential	383	467	(84)	(18)
Commercial	447	439	8	2
Industrial	111	112	(1)	(1)
Governmental	181	183	(2)	(1)
Total retail	1,122	1,201	(79)	(7)
Sales for resale:
Associated companies	139	317	(178)	(56)
Non-associated companies	1	6	(5)	(83)
Total	1,262	1,524	(262)	(17)

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt.

Results of Operations

Net Income

Net income decreased $14 million primarily due to lower net revenue and higher other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2012 to the first quarter 2011.

Amount
(In Millions)

2011 net revenue	$127.2
Volume/weather	(9.3)
Purchased power capacity	(5.6)
Retail electric price	1.6
Reserve equalization	3.1
Other	0.4
2012 net revenue	$117.4

The volume/weather variance is primarily due a decrease of 256 GWh, or 7%, in billed electricity usage, including the effect of milder weather on residential and commercial sales compared to last year.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The retail electric price variance is primarily due to a $9 million base rate increase beginning May 2011 as a result of the settlement of the December 2009 rate case.

The reserve equalization variance is primarily due to decreased reserve equalization expense as a result of changes in the Entergy System generation mix compared to the same period in 2011.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $14.5 million in gross wholesale revenues as a result of a decrease in sales volume to municipal and co-op customers and a decrease of $12.7 million in fuel cost recovery revenues primarily attributable to lower fuel rates and lower usage, offset by lower interim fuel refunds in 2012 versus 2011.  The interim fuel refunds and the PUCT approvals are discussed in Note 2 to the financial statements herein and in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power, partially offset by an increase in deferred fuel expense as a result of lower interim fuel refunds in 2012 versus 2011, offset by lower fuel revenues, as discussed above.

Other regulatory charges increased primarily due to the distribution in the first quarter 2011 of $17.4 million to customers of the 2007 rough production cost equalization remedy receipts.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rough production cost equalization proceedings.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $7.1 million in fossil-fueled generation expenses due to a greater scope of work and an additional outage in 2012 compared to 2011.

Income Taxes

The effective income tax rates for the first quarter of 2012 and 2011 were 53.3% and 37.9%, respectively.  The differences in the effective income tax rate for the first quarter 2012 and 2011 versus the federal statutory rate of 35% were primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$65,289	$35,342

Cash flow provided by (used in):
Operating activities	78,976	(11,003)
Investing activities	(22,265)	(7,787)
Financing activities	(22,358)	(14,783)
Net increase (decrease) in cash and cash equivalents	34,353	(33,573)

Cash and cash equivalents at end of period	$99,642	$1,769

Operating Activities

Entergy Texas’s operating activities provided $79 million in cash for the three months ended March 31, 2012 compared to using $11 million in cash for the three months ended March 31, 2011 primarily due to:

•
an increase in the recovery of fuel costs due to System Agreement bandwidth remedy payments of $43 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  See Note 2 to the financial statements in the Form 10-K for a discussion of the System Agreement proceedings; and

•
$35.8 million of fuel cost refunds in the first quarter 2012 compared to $57.9 million of fuel cost refunds in the first quarter 2011.  See Note 2 to the financial statements herein and in the Form 10-K for discussion of the fuel cost refunds.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $14.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to higher fossil-fueled generation construction expenses due to a greater scope of projects in 2012 and money pool activity.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $7.2 million for the three months ended March 31, 2012 compared to decreasing by $13.7 million for the three months ended March 31, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $7.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $6.3 million for the three months ended March 31, 2011.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2012	December 31, 2011

Debt to capital	64.8%	65.1%
Effect of excluding the securitization bonds	(14.1)%	(14.3)%
Debt to capital, excluding securitization bonds (1)	50.7%	50.8%
Effect of subtracting cash	(2.8)%	(1.9)%
Net debt to net capital, excluding securitization bonds (1)	47.9%	48.9%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
(In Thousands)

$56,007	$63,191	($6,310)	$13,672

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of March 31, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to the discussion in the Form 10-K.

See the Form 10-K for a discussion of the rate case that Entergy Texas filed in November 2011 requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year. On April 3, 2012 the PUCT Staff filed direct testimony recommending a base rate increase of $66 million and a 9.6% return on common equity.  The PUCT Staff, however, subsequently filed a statement of position in the proceeding indicating that it was still evaluating the position it will ultimately take in the case regarding the Entergy Texas’s recovery of purchased power capacity costs and Entergy Texas’s proposal to defer its MISO transition expenses.  On April 13, 2012, Entergy Texas filed rebuttal testimony indicating a revised request for a $105 million base rate increase.  A hearing was held in late-April through early-May 2012 and a decision is pending.

In December 2011, Entergy Texas filed with the PUCT a request to refund approximately $43 million, including interest, of fuel cost recovery over-collections through October 2011.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas will refund $67 million, including interest and additional over-recoveries through December 2011, over a three-month period.  Entergy Texas and the parties requested that interim rates consistent with the settlement be approved effective with the March 2012 billing month, and the PUCT approved the application in March 2012.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING REVENUES
Electric	$326,924	$348,884

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	44,038	44,081
Purchased power	152,123	180,664
Other operation and maintenance	55,823	47,241
Taxes other than income taxes	15,794	14,857
Depreciation and amortization	20,727	19,526
Other regulatory charges (credits) - net	13,356	(3,078)
TOTAL	301,861	303,291

OPERATING INCOME	25,063	45,593

OTHER INCOME
Allowance for equity funds used during construction	1,089	766
Interest and investment income	1,460	690
Miscellaneous - net	(795)	(175)
TOTAL	1,754	1,281

INTEREST EXPENSE
Interest expense	23,810	22,077
Allowance for borrowed funds used during construction	(726)	(526)
TOTAL	23,084	21,551

INCOME BEFORE INCOME TAXES	3,733	25,323

Income taxes	1,988	9,597

NET INCOME	$1,745	$15,726

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$1,745	$15,726
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	20,727	19,526
Deferred income taxes, investment tax credits, and non-current taxes accrued	3,184	14,340
Changes in assets and liabilities:
Receivables	82,506	8,252
Fuel inventory	(7,173)	248
Accounts payable	(10,370)	6,120
Taxes accrued	(17,324)	(15,502)
Interest accrued	(8,608)	(8,202)
Deferred fuel costs	9,213	(36,287)
Other working capital accounts	(3,131)	3,473
Provisions for estimated losses	(192)	44
Other regulatory assets	18,716	13,749
Pension and other postretirement liabilities	(3,097)	(9,439)
Other assets and liabilities	(7,220)	(23,051)
Net cash flow provided by (used in) operating activities	78,976	(11,003)

INVESTING ACTIVITIES
Construction expenditures	(42,162)	(32,295)
Allowance for equity funds used during construction	1,089	766
Change in money pool receivable - net	7,184	13,672
Remittances to transition charge account	(19,070)	(20,440)
Payments from transition charge account	30,694	30,510
Net cash flow used in investing activities	(22,265)	(7,787)

FINANCING ACTIVITIES
Retirement of long-term debt	(21,670)	(21,086)
Change in money pool payable - net	-	6,310
Other	(688)	(7)
Net cash flow used in financing activities	(22,358)	(14,783)

Net increase (decrease) in cash and cash equivalents	34,353	(33,573)

Cash and cash equivalents at beginning of period	65,289	35,342

Cash and cash equivalents at end of period	$99,642	$1,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$31,320	$29,194
Income taxes	$-	$(4,500)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,400	$150
Temporary cash investments	98,242	65,139
Total cash and cash equivalents	99,642	65,289
Securitization recovery trust account	29,591	41,215
Accounts receivable:
Customer	34,625	68,290
Allowance for doubtful accounts	(695)	(1,461)
Associated companies	79,474	129,561
Other	8,769	9,573
Accrued unbilled revenues	35,673	41,573
Total accounts receivable	157,846	247,536
Accumulated deferred income taxes	77,789	88,436
Fuel inventory - at average cost	61,057	53,884
Materials and supplies - at average cost	29,964	29,810
Prepayments and other	11,390	15,203
TOTAL	467,279	541,373

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	778	783
Non-utility property - at cost (less accumulated depreciation)	857	930
Other	18,512	17,969
TOTAL	20,147	19,682

UTILITY PLANT
Electric	3,386,237	3,338,608
Construction work in progress	76,543	90,856
TOTAL UTILITY PLANT	3,462,780	3,429,464
Less - accumulated depreciation and amortization	1,300,161	1,289,166
UTILITY PLANT - NET	2,162,619	2,140,298

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	129,311	129,924
Other regulatory assets (includes securitization property of $693,916 as of March 31, 2012 and $704,896 as of December 31, 2011)	1,164,392	1,178,067
Long-term receivables - associated companies	30,717	31,254
Other	21,974	18,408
TOTAL	1,346,394	1,357,653

TOTAL ASSETS	$3,996,439	$4,059,006

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$70,096	$60,583
Other	50,430	69,160
Customer deposits	38,240	38,294
Taxes accrued	22,987	40,311
Interest accrued	24,487	33,095
Deferred fuel costs	73,877	64,664
Pension and other postretirement liabilities	1,023	1,029
System agreement cost equalization	37,407	43,290
Other	3,994	4,847
TOTAL	322,541	355,273

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	927,864	934,990
Accumulated deferred investment tax credits	18,940	19,339
Other regulatory liabilities	12,094	11,710
Asset retirement cost liabilities	3,927	3,870
Accumulated provisions	4,832	5,024
Pension and other postretirement liabilities	134,644	137,735
Long-term debt (includes securitization bonds of $728,010 as of March 31, 2012 and $749,673 as of December 31, 2011)	1,655,569	1,677,127
Other	14,928	14,583
TOTAL	2,772,798	2,804,378

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2012 and 2011	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	369,654	367,909
TOTAL	901,100	899,355

TOTAL LIABILITIES AND EQUITY	$3,996,439	$4,059,006

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2010	$49,452	$481,994	$292,844	$824,290

Net income	-	-	15,726	15,726

Balance at March 31, 2011	$49,452	$481,994	$308,570	$840,016

Balance at December 31, 2011	$49,452	$481,994	$367,909	$899,355

Net income	-	-	1,745	1,745

Balance at March 31, 2012	$49,452	$481,994	$369,654	$901,100

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

			Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$117	$126	$(9)	(7)
Commercial	77	73	4	5
Industrial	63	63	0	-
Governmental	6	5	1	20
Total retail	263	267	(4)	(1)
Sales for resale:
Associated companies	52	55	(3)	(5)
Non-associated companies	8	20	(12)	(60)
Other	4	7	(3)	(43)
Total	$327	$349	$(22)	(6)

Billed Electric Energy
Sales (GWh):
Residential	1,195	1,383	(188)	(14)
Commercial	974	991	(17)	(2)
Industrial	1,399	1,448	(49)	(3)
Governmental	67	69	(2)	(3)
Total retail	3,635	3,891	(256)	(7)
Sales for resale:
Associated companies	730	828	(98)	(12)
Non-associated companies	256	321	(65)	(20)
Total	4,621	5,040	(419)	(8)

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

Net income increased $7.2 million primarily due to higher other income and lower interest expense.  Other income was higher and interest expense was lower due to AFUDC accrued on the Grand Gulf uprate project.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$185,157	$263,772

Cash flow provided by (used in):
Operating activities	67,536	57,634
Investing activities	(218,619)	(115,470)
Financing activities	49,106	(80,629)
Net decrease in cash and cash equivalents	(101,977)	(138,465)

Cash and cash equivalents at end of period	$83,180	$125,307

Operating Activities

Net cash provided by operating activities increased $9.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a decrease of $13.6 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash used in investing activities increased $103.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to an increase of $125.2 million in nuclear fuel purchases primarily due to the 2012 Grand Gulf refueling outage and an increase in construction expenditures resulting primarily from spending on the power uprate project at Grand Gulf.  The increase was partially offset by money pool activity and a $22 million loan in 2011 to an affiliate under an intercompany credit agreement between Entergy New Nuclear Development, LLC (a subsidiary of System Energy) and Entergy Nuclear Power Marketing. The loan was repaid in early-May 2011.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Decreases in System Energy’s receivable from the money pool are a source of cash flow, and System Energy’s receivable from the money pool decreased $73.3 million for the three months ended March 31, 2012 compared to increasing $8.2 million for the three months ended March 31, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $49.1 million of cash for the three months ended March 31, 2012 compared to using $80.6 million of cash for the three months ended March 31, 2011 primarily due to the issuance of $69.2 million in commercial paper in the three months ended March 31, 2012 as compared to the repayment of $22.3 million in commercial paper in the same period in 2011 as well as $50 million of 4.02% Series H notes issued by the nuclear fuel company variable interest entity in February 2012.  See Note 4 to the financial statements herein and in the Form 10-K for a discussion of this activity.  These increases were partially offset by an increase in common stock dividend payments.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2012	December 31, 2011

Debt to capital	48.7%	48.3%
Effect of subtracting cash	(2.9)%	(7.1)%
Net debt to net capital	45.8%	41.2%

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

As discussed in more detail in the Form 10-K, the estimated capital investments for 2012-2014 include System Energy’s planned approximate 178 MW uprate of the Grand Gulf nuclear plant.  Considering the progress of the uprate project during Grand Gulf’s spring 2012 refueling outage, including additional work scope that has emerged during the outage; additional information from the project's engineering, procurement and construction contractor; the costs required to install instrumentation in the steam dryer in response to evolving guidance from the NRC staff; and delays in obtaining NRC approval; System Energy now estimates the total capital investment to be made in the course of the implementation of the Grand Gulf uprate project is approximately $874 million, including SMEPA’s share.  Implementation of the uprate and the NRC’s review continues.  System Energy expects to complete the project during the summer of 2012.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

System Energy’s receivables from the money pool were as follows:

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
(In Thousands)

$47,129	$120,424	$106,128	$97,948

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING REVENUES
Electric	$126,034	$128,395

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	10,361	19,690
Nuclear refueling outage expenses	4,164	4,022
Other operation and maintenance	34,284	28,957
Decommissioning	8,034	8,202
Taxes other than income taxes	5,513	5,423
Depreciation and amortization	29,674	28,663
Other regulatory credits - net	(1,452)	(2,949)
TOTAL	90,578	92,008

OPERATING INCOME	35,456	36,387

OTHER INCOME
Allowance for equity funds used during construction	9,469	4,145
Interest and investment income	3,526	2,541
Miscellaneous - net	(157)	(104)
TOTAL	12,838	6,582

INTEREST EXPENSE
Interest expense	10,849	11,389
Allowance for borrowed funds used during construction	(2,777)	(1,353)
TOTAL	8,072	10,036

INCOME BEFORE INCOME TAXES	40,222	32,933

Income taxes	13,686	13,597

NET INCOME	$26,536	$19,336

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$26,536	$19,336
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	45,391	50,981
Deferred income taxes, investment tax credits, and non-current taxes accrued	45,966	(55,312)
Changes in assets and liabilities:
Receivables	11,964	10,634
Accounts payable	8,260	8,932
Taxes accrued and prepaid taxes	(46,362)	53,904
Interest accrued	(2,300)	(37,428)
Other working capital accounts	(23,236)	(2,101)
Other regulatory assets	2,716	38,385
Pensions and other postretirement liabilities	(2,859)	(16,279)
Other assets and liabilities	1,460	(13,418)
Net cash flow provided by operating activities	67,536	57,634

INVESTING ACTIVITIES
Construction expenditures	(140,334)	(52,796)
Allowance for equity funds used during construction	9,469	4,145
Nuclear fuel purchases	(152,928)	(27,759)
Proceeds from nuclear decommissioning trust fund sales	125,431	88,605
Investment in nuclear decommissioning trust funds	(133,552)	(97,485)
Loan to affiliate	-	(22,000)
Changes in money pool receivable - net	73,295	(8,180)
Net cash flow used in investing activities	(218,619)	(115,470)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	50,000	-
Retirement of long-term debt	(39,892)	(38,161)
Changes in credit borrowings - net	69,179	(22,293)
Dividends paid:
Common stock	(28,750)	(18,700)
Other	(1,431)	(1,475)
Net cash flow provided by (used in) financing activities	49,106	(80,629)

Net decrease in cash and cash equivalents	(101,977)	(138,465)

Cash and cash equivalents at beginning of period	185,157	263,772

Cash and cash equivalents at end of period	$83,180	$125,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$9,805	$12,039
Income taxes	$(1,020)	$-

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$542	$30,961
Temporary cash investments	82,638	154,196
Total cash and cash equivalents	83,180	185,157
Accounts receivable:
Associated companies	82,198	172,943
Other	12,780	7,294
Total accounts receivable	94,978	180,237
Materials and supplies - at average cost	81,279	86,333
Deferred nuclear refueling outage costs	32,348	9,479
Prepayments and other	6,285	1,111
TOTAL	298,070	462,317

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	459,942	423,409
TOTAL	459,942	423,409

UTILITY PLANT
Electric	3,413,227	3,438,424
Property under capital lease	491,023	491,023
Construction work in progress	567,482	357,826
Nuclear fuel	293,300	157,967
TOTAL UTILITY PLANT	4,765,032	4,445,240
Less - accumulated depreciation and amortization	2,546,814	2,518,190
UTILITY PLANT - NET	2,218,218	1,927,050

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	127,141	124,777
Other regulatory assets	282,702	287,796
Other	18,939	20,016
TOTAL	428,782	432,589

TOTAL ASSETS	$3,405,012	$3,245,365

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$110,902	$110,163
Short-term borrowings	69,179	-
Accounts payable:
Associated companies	4,505	8,032
Other	120,230	63,331
Taxes accrued	46,093	92,455
Accumulated deferred income taxes	12,345	3,428
Interest accrued	15,476	17,776
Other	2,344	2,591
TOTAL	381,074	297,776

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	706,814	652,418
Accumulated deferred investment tax credits	57,512	57,865
Other regulatory liabilities	224,723	214,745
Decommissioning	453,386	445,352
Pension and other postretirement liabilities	136,860	139,719
Long-term debt	646,273	636,885
Other	21	42
TOTAL	2,225,589	2,147,026

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2012 and 2011	789,350	789,350
Retained earnings	8,999	11,213
TOTAL	798,349	800,563

TOTAL LIABILITIES AND EQUITY	$3,405,012	$3,245,365

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Retained Earnings	Total
Balance at December 31, 2010	$789,350	$23,016	$812,366

Net income	-	19,336	19,336
Common stock dividends	-	(18,700)	(18,700)

Balance at March 31, 2011	$789,350	$23,652	$813,002

Balance at December 31, 2011	$789,350	$11,213	$800,563

Net income	-	26,536	26,536
Common stock dividends	-	(28,750)	(28,750)

Balance at March 31, 2012	$789,350	$8,999	$798,349

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

Texas Power Price Lawsuit

See the Form 10-K for a discussion of the lawsuit filed in August 2003 in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  On April 30, 2012, the court entered an order certifying the class.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

1/01/2012-1/31/2012	-	$-	-	$350,052,918
2/01/2012-2/29/2012	-	$-	-	$350,052,918
3/01/2012-3/31/2012	-	$-	-	$350,052,918
Total	-	$-	-

(1)
In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.  In addition to this authority, in October 2010 the Board granted authority for an additional $500 million share repurchase program.  The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2012, Entergy withheld 20,110 shares of its common stock at $70.62 per share to pay taxes due upon vesting of restricted stock granted as part of its long-term incentive program.

(2)	Maximum amount of shares that may yet be repurchased does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1, in the Form 10-K for information regarding litigation against the U.S. Department of Energy.  Following is an update to that discussion.  In April 2012 the U.S. Court of Appeals for the Federal Circuit issued a decision in the appeal in the Entergy Nuclear Indian Point 2 case.  In that decision, the Federal Circuit reversed certain damages awarded to Entergy, but also reversed the trial court's denial of certain overhead costs.  The revisions to the award reduced the net amount from approximately $106 million to approximately $103 million.  Management cannot predict the timing of eventual receipt from the DOE of this damage award and the damage awards discussed in the Form 10-K.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Regional Haze

In June 2005, the EPA issued final Best Available Retrofit Control Technology (BART) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology on certain of Entergy’s fossil-fueled generation units.  The rule leaves certain BART determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the Clean Air Visibility Rule.  The ADEQ determined that Entergy Arkansas’s White Bluff power plant affects a Class I Area’s visibility and will be subject to the EPA’s presumptive BART limits, which likely would require the installation of scrubbers and low NOx burners.  Under then-current state regulations, the scrubbers would have had to be operational by October 2013.  Entergy Arkansas filed a petition in December 2009 with the Arkansas Pollution Control and Ecology Commission requesting a variance from this deadline because the EPA had expressed concerns about Arkansas’s Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas’s petition requested that, consistent with federal law, the compliance deadline be changed to as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The Arkansas Pollution Control and Ecology Commission approved the variance in March 2010.  In October 2011 the EPA released a proposed rule addressing the Arkansas Regional Haze SIP.  In the proposal the EPA disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.  The final rule was published, substantially unchanged, and became final on April 11, 2012.  The EPA did not issue a Federal Implementation Plan for regional haze requirements because Arkansas has indicated it wishes to correct and resubmit its SIP.  There will be a two-year timeframe in which the EPA must either approve a SIP issued by Arkansas or issue a Federal Implementation Plan.

New Source Performance Standards for Greenhouse Gas Emissions

The EPA announced a schedule for establishing new source performance standards (NSPS) for greenhouse gas (GHG) emissions from power plants and refineries.  Under the schedule, the EPA would have issued proposed regulations for power plants by July 26, 2011 and final regulations no later than May 26, 2012.  On April 13, 2012, EPA published the proposed NSPS for GHGs for new sources.  According to the EPA, the proposed rule applies directly only to new units and would limit CO2 emissions for any fossil-fired power plant greater than 25 MW to 1,000 pounds of CO2 per MWh of electricity produced.  Concerns have been expressed regarding the proposed rule’s potential applicability to existing facilities that undergo modification. The rule would not apply to certain units such as simple-cycle natural gas units and biomass units.  Entergy will continue to monitor the rulemaking process.

Other Environmental Matters

Entergy

In November 2010 a transformer at the Indian Point facility failed, resulting in a fire and the release of non-PCB oil to the ground surface.  The fire was extinguished by the facility’s fire deluge system along with the site’s fire brigade.  No injuries occurred due to the transformer failure or Entergy’s response.  Non-PCB oil and deluge water were released into the facility’s discharge canal and the environment surrounding the transformer and discharge canal, including the Hudson River, as a result of the failure, fire, and fire suppression.  As a result of this discharge of non-PCB oil, Entergy in March 2012 agreed to a settlement with the New York State Department of Environmental Conservation under which Entergy will pay a civil penalty consisting of a payment of $625,000, another $600,000 to be paid to environmental benefit programs in the region, and an additional payment of $275,000 that is suspended contingent upon Entergy’s compliance with the other terms of the settlement.  Entergy also paid $67,000 in natural resource damages and oversight costs.

Correction of Regulatory Asset for Income Taxes

As discussed in more detail in Note 2 to the financial statements, in the first quarter 2012, Entergy Gulf States Louisiana determined that its regulatory asset for income taxes was overstated because of a difference between the regulatory treatment of the income taxes associated with certain items (primarily pension expense) and the financial accounting treatment of those taxes.  The effect was immaterial to the balance sheets, results of operations, and cash flows of Entergy Gulf States Louisiana for all prior reporting periods.  Correcting the cumulative effect of the error in the first quarter 2012 could have been material to the 2012 results of operations of Entergy Gulf States Louisiana and, therefore, Entergy Gulf States Louisiana is revising its prior period financial statements to correct the errors.  The effect of the corrections on the Entergy Gulf States Louisiana financial statements presented in the Form 10-K is shown in the tables below:

	Years Ended December 31,
	2011		2010		2009
	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Income Statement
Income taxes	$88,313	$89,736	$75,878	$92,297	$89,185	$88,951
Net income	$203,027	$201,604	$190,738	$174,319	$153,047	$153,281
Earnings applicable to common equity	$202,202	$200,779	$189,911	$173,492	$152,222	$152,456

Statement of Cash Flows
Net income	$203,027	$201,604	$190,738	$174,319	$153,047	$153,281
Deferred income taxes, investment tax credits, and non-current taxes accrued	($6,268)	($4,845)	$87,920	$104,339	$138,817	$138,583
Changes in other regulatory assets	($80,027)	($77,713)	$114,528	$141,216	($44,612)	($44,993)
Other operating activities	($35,248)	($37,562)	$30,717	$4,029	($86,474)	($86,093)

	December 31,
	2011		2010
	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Balance Sheet
Regulatory asset for income taxes - net	$249,058	$173,724	$234,406	$161,386
Accumulated deferred income taxes - current	$5,427	$5,107	$1,749	$1,255
Accumulated deferred income taxes and taxes accrued	$1,397,230	$1,368,563	$1,405,374	$1,377,772
Member’s equity	$1,439,733	$1,393,386	$1,539,517	$1,494,593

	Years Ended December 31, 2011, 2010, and 2009
	Member’s Equity		Total Equity
	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Statement of Changes in Equity
Balance at December 31, 2008	$1,352,408	$1,323,669	$1,332,143	$1,303,404
2009 Net income	$153,047	$153,281	$153,047	$153,281
Balance at December 31, 2009	$1,473,930	$1,445,425	$1,441,759	$1,413,254
2010 Net income	$190,738	$174,319	$190,738	$174,319
Balance at December 31, 2010	$1,539,517	$1,494,593	$1,509,213	$1,464,289
2011 Net income	$203,027	$201,604	$203,027	$201,604
Balance at December 31, 2011	$1,439,733	$1,393,386	$1,380,123	$1,333,776

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2007	2008	2009	2010	2011	2012

Entergy Arkansas	3.19	2.33	2.39	3.91	4.31	4.12
Entergy Gulf States Louisiana	2.84	2.44	2.99	3.58	4.36	4.08
Entergy Louisiana	3.44	3.14	3.52	3.41	1.86	1.71
Entergy Mississippi	3.22	2.92	3.31	3.35	3.55	3.28
Entergy New Orleans	2.74	3.71	3.61	4.43	5.37	4.20
Entergy Texas	2.07	2.04	1.92	2.10	2.34	2.10
System Energy	3.95	3.29	3.73	3.64	3.85	4.03

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2007	2008	2009	2010	2011	2012

Entergy Arkansas	2.88	1.95	2.09	3.60	3.83	3.65
Entergy Gulf States Louisiana	2.73	2.42	2.95	3.54	4.30	4.02
Entergy Louisiana	3.08	2.87	3.27	3.19	1.70	1.57
Entergy Mississippi	2.97	2.67	3.06	3.16	3.27	3.03
Entergy New Orleans	2.54	3.45	3.33	4.08	4.74	3.71

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

*	4(a) -
Credit Agreement ($3,500,000,000), dated March 9, 2012, among Entergy Corporation, as borrower, the banks (Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, Bank of the West, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, National Cooperative Services Corporation, and The Northern Trust Company), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, LTD, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, LTD, and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.1 to Form 8-K filed March 14, 2012 in 1-11299).

*	4(b) -
Credit Agreement ($150,000,000), dated March 9, 2012, among Entergy Arkansas, Inc., as borrower, the banks (Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, LTD, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, LTD, and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.2 to Form 8-K filed March 14, 2012 in 1-10764).

*	4(c) -
Credit Agreement ($150,000,000), dated March 9, 2012, among Entergy Gulf States Louisiana, L.L.C., as borrower, the banks (Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, LTD, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, LTD, and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.3 to Form 8-K filed March 14, 2012 in 0-20371).

*	4(d) -
Credit Agreement ($200,000,000), dated March 9, 2012, among Entergy Louisiana, LLC, as borrower, the banks (Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, LTD, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, LTD, and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.4 to Form 8-K filed March 14, 2012 in 1-32718).

*	4(e) -
Credit Agreement ($150,000,000), dated March 9, 2012, among Entergy Texas, Inc., as borrower, the banks (Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, LTD, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, LTD, and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.5 to Form 8-K filed March 14, 2012 in 1-34360).

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

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Theodore H. Bunting, Jr. Theodore H. Bunting, Jr Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:           May 8, 2012