Form 10-Q
period 2012-06-30
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2012-08-08
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

 __________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at July 31, 2012
Entergy Corporation	($0.01 par value)	177,319,259

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2011 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2012

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2012

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

•
changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those owned or operated by the Entergy Wholesale Commodities business, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

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
•
prices for power generated by Entergy's merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward, or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants;

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

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:
Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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

Results of Operations

Second Quarter 2012 Compared to Second Quarter 2011

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2012 to the second quarter 2011 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (1)	Entergy
	(In Thousands)

2nd Qtr 2011 Consolidated Net Income	$252,741	$65,556	$2,301	$320,598

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(153,294)	(30,239)	(1,090)	(184,623)
Other operation and maintenance expenses	37,324	16,831	6,230	60,385
Taxes other than income taxes	2,424	6,558	(86)	8,896
Depreciation and amortization	6,679	3,893	(23)	10,549
Other income	(3,946)	6,096	2,669	4,819
Interest expense	2,495	1,170	8,569	12,234
Other expenses	1,551	(50,250)	-	(48,699)
Income taxes	(263,497)	(18,106)	8,449	(273,154)

2nd Qtr 2012 Consolidated Net Income (Loss)	$308,525	$81,317	$(19,259)	$370,583

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Net income for Utility in the second quarter 2012 was significantly affected by a settlement with the IRS related to the income tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue, because the benefits will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter 2012 to the second quarter 2011.

Amount
(In Millions)

2011 net revenue	$1,305
Louisiana Act 55 financing tax settlement sharing	(165)
Volume/weather	(1)
Retail electric price	3
Miscellaneous insignificant items	10
2012 net revenue	$1,152

           The Louisiana Act 55 financing tax settlement sharing variance results from a regulatory charge because the benefits of the settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing will be shared with customers of Entergy Gulf States Louisiana and Entergy Louisiana.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales.  This was substantially offset by an increase of 988 GWh, or 4%, in weather-adjusted usage across all customer classes.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the second quarter 2012 to the second quarter 2011.

Amount
(In Millions)

2011 net revenue	$474
Nuclear realized price changes	(51)
Nuclear volume	(1)
Other	22
2012 net revenue	$444

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $30 million, or 6%, in the second quarter 2012 compared to the second quarter 2011 primarily due to lower pricing in its contracts to sell power.   Lower volume in its nuclear fleet resulting from more planned and unplanned outage days in 2012 compared to the same period in 2011 was substantially offset by the exercise of resupply options provided for in purchase power agreements whereby Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running.  Amounts related to the exercise of resupply options are included in the GWh billed in the table below.  Partially offsetting the lower net revenue from the nuclear fleet was higher net revenue from the Rhode Island State Energy Center, which was acquired in December 2011.

Following are key performance measures for Entergy Wholesale Commodities for the second quarter 2012 and 2011:

	2012	2011

Owned capacity	6,612	6,016
GWh billed	11,674	10,567
Average realized revenue per MWh	$48.27	$52.74

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	85%	91%
GWh billed	10,426	9,993
Average realized revenue per MWh	$48.67	$52.38
Refueling Outage Days:
Indian Point 2	1	-
Indian Point 3	-	7
Palisades	34	-
Pilgrim	-	25

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

See the Form 10-K for a discussion of Entergy Wholesale Commodities nuclear business’s average realized price per MWh, including the factors that influence it and the decrease in the annual average realized price per MWh to $54.73 in 2011 from $59.16 in 2010.  Entergy Wholesale Commodities’ nuclear business is likely to continue to experience a decrease again in 2012 from 2011 because, as shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Entergy Wholesale Commodities has sold forward 90% of its planned nuclear energy output for the remainder of 2012 for an average contracted energy price of $49 per MWh.  In addition, Entergy Wholesale Commodities has sold forward 84% of its planned nuclear energy output for 2013 for an average contracted energy price of $45-50 per MWh.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $485 million for the second quarter 2011 to $522 million for the second quarter 2012 primarily due to:

•
an increase of $22 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	$10 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business;
•	an increase of $8 million in distribution expenses primarily due to the timing of contract work; and
•
an increase of $8 million in fossil-fueled generation expenses resulting from higher outage costs primarily because of the timing of the outages and increased scope of outages compared to the same period in the prior year.

The increase was partially offset by the effect of the deferral, as approved by the FERC, and the LPSC for the Louisiana jurisdiction, of costs incurred through June 2012 related to the transition and implementation of joining the MISO RTO, which reduced expenses by $12 million.

Depreciation and amortization expense increased primarily due to additions to plant in service.

Entergy Wholesale Commodities

           Other operation and maintenance expenses increased from $231 million for the second quarter 2011 to $248 million for the second quarter 2012 primarily due to:

•	an increase of $7 million due to the operations of the Rhode Island State Energy Center, which was acquired in December 2011; and
•
an increase of $6 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Taxes other than income taxes increased primarily due to increased property taxes at FitzPatrick.  Previously, FitzPatrick was granted an exemption from property taxation and paid taxes according to a payment in lieu of property taxes agreement.  This agreement expired on June 30, 2011 and FitzPatrick is now being taxed under the current property tax system.

           Other expenses decreased primarily due to a credit to decommissioning expense of $49 million in second quarter 2012 resulting from a reduction in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study.  See “Critical Accounting Estimates – Nuclear Decommissioning Costs” below for further discussion.

Parent & Other

Interest expense increased primarily due to the issuance of $500 million of 4.7% senior notes by Entergy Corporation in January 2012 and a higher interest rate on outstanding borrowings on the Entergy Corporation credit facility.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Income Taxes

The effective income tax rate for the second quarter 2012 was (49.2%). The difference in the effective income tax rate versus the statutory rate of 35% for the second quarter 2012 is related to (1) an IRS settlement on how to treat the Louisiana Act 55 Financing of the Hurricane Katrina and Hurricane Rita storm costs, as discussed further in Note 10 to the financial statements; and (2) a unanimous court decision from the U.S. Court of Appeals for the Fifth Circuit affirming an earlier decision of the U.S. Tax Court holding that Entergy was entitled to claim a credit against its U.S. tax liability for the U.K. windfall tax that it paid, both of which enabled Entergy to reverse provisions for uncertain tax positions.

The effective income tax rate for the second quarter 2011 was 32%.  The difference in the effective income tax rate versus the statutory rate of 35% for the second quarter 2011 was primarily due to a settlement regarding an issue which had previously been considered an uncertain tax position.  This was partially offset in 2011 by a Michigan tax law change that repealed the business tax and enacted a corporate income tax, which eliminates a deduction that was available under the business tax; state income taxes; and certain book and tax differences for Utility plant items.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2012 to the six months ended June 30, 2011 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (1)	Entergy
	(In Thousands)

2011 Consolidated Net Income (Loss)	$421,394	$188,789	$(35,906)	$574,277

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(195,693)	(103,221)	(2,242)	(301,156)
Other operation and maintenance expenses	79,349	40,429	6,494	126,272
Asset impairment	-	355,524	-	355,524
Taxes other than income taxes	5,932	14,914	(15)	20,831
Depreciation and amortization	14,160	11,733	(12)	25,881
Other income	6,389	10,947	155	17,491
Interest expense	8,060	3,573	10,355	21,988
Other expenses	2,846	(49,008)	-	(46,162)
Income taxes	(253,995)	(193,454)	9,883	(437,566)

2012 Consolidated Net Income (Loss)	$375,738	$(87,196)	$(64,698)	$223,844

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

As discussed in more detail in Note 11 to the financial statements, results of operations for the six months ended June 30, 2012 include a $355.5 million ($223.5 million after-tax) impairment charge to write down the carrying values of Vermont Yankee and related assets to their fair values.  Also, net income for Utility in the six months ended June 30, 2012 was significantly affected by a settlement with the IRS related to the income tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue, because the benefits will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2012 to the six months ended June 30, 2011.

Amount
(In Millions)

2011 net revenue	$2,453
Louisiana Act 55 financing tax settlement sharing	(165)
Volume/weather	(48)
Retail electric price	14
Other	3
2012 net revenue	$2,257

The Louisiana Act 55 financing tax settlement sharing variance results from a regulatory charge because the benefits of the settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales.  This was partially offset by an increase of 1,817 GWh, or 4%, in weather-adjusted usage across all customer classes.  Industrial sales growth was largely due to expansions.  This sector had growth from both large and small industrial customers.  Improvements in chemicals were partially offset by declines in refineries and pipelines.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2012 to the six months ended June 30, 2011.

Amount
(In Millions)

2011 net revenue	$999
Nuclear realized price changes	(117)
Nuclear volume	(8)
Other	21
2012 net revenue	$895

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $104 million, or 10%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to lower pricing in its contracts to sell power.  Lower volume in its nuclear fleet resulting from more planned and unplanned outage days in 2012 compared to the same period in 2011 was substantially offset by the exercise of resupply options provided for in purchase power agreements whereby Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running.  Amounts related to the exercise of resupply options are included in the GWh billed in the table below.  Partially offsetting the lower net revenue from the nuclear fleet was higher net revenue from the Rhode Island State Energy Center, which was acquired in December 2011.

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2012 and 2011:

	2012	2011

Owned capacity	6,612	6,016
GWh billed	22,955	21,121
Average realized revenue per MWh	$48.77	$54.77

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	87%	91%
GWh billed	20,264	19,906
Average realized revenue per MWh	$49.47	$54.91
Refueling Outage Days:
Indian Point 2	28	-
Indian Point 3	-	30
Palisades	34	-
Pilgrim	-	25

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $933 million for the six months ended June 30, 2011 to $1,012 million for the six months ended June 30, 2012 primarily due to:

•
an increase of $35 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•
an increase of $21 million in fossil-fueled generation expenses resulting from higher outage costs primarily because of the timing of the outages and increased scope of outages compared to the same period in the prior year;

•	$16 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business;
•	an increase of $8 million in distribution expenses primarily due to the timing of contract work; and
•	nuclear insurance refunds of $5 million received in 2011.

The increase was partially offset by the effect of the deferral, as approved by the FERC, and the LPSC for the Louisiana jurisdictions, of costs incurred through June 2012 related to the transition and implementation of joining the MISO RTO, which reduced expenses by $10 million.

Depreciation and amortization expense increased primarily due to additions to plant in service.

Interest expense increased primarily due to net debt issuances by certain of the Utility operating companies.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $440 million for the six months ended June 30, 2011 to $480 million for the six months ended June 30, 2012 primarily due to:

•
an increase of $18 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	an increase of $11 million due to the operations of the Rhode Island State Energy Center, which was acquired in December 2011.

The asset impairment variance is due to a $355.5 million ($223.5 million after-tax) impairment charge recorded in the first quarter 2012 to write down the carrying values of Vermont Yankee and related assets to their fair values.  See Note 11 to the financial statements for further discussion of this charge.

Taxes other than income taxes increased primarily due to increased property taxes at FitzPatrick.  Previously, FitzPatrick was granted an exemption from property taxation and paid taxes according to a payment in lieu of property taxes agreement.  This agreement expired on June 30, 2011 and FitzPatrick is now being taxed under the current property tax system.

Depreciation and amortization expense increased primarily due to additions to plant in service, including the acquisition of the Rhode Island State Energy Center in December 2011.

Other expenses decreased primarily due to a credit to decommissioning expense of $49 million in the second quarter 2012 resulting from a reduction in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study.  See “Critical Accounting Estimates – Nuclear Decommissioning Costs” below for further discussion.

Other income increased primarily due to an increase of $9 million in realized earnings on the decommissioning trust funds.

Parent & Other

Interest expense increased primarily due to the issuance of $500 million of 4.7% senior notes by Entergy Corporation in January 2012 and a higher interest rate on outstanding borrowings on the Entergy Corporation credit facility.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Income Taxes

The effective income tax rates for the six months ended June 30, 2012 and 2011 were (120.6%) and 35.4%, respectively.  The difference in the effective income tax rate versus the statutory rate of 35% for the six months ended June 30, 2012 is primarily related to (1) an IRS settlement on how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, as discussed further in Note 10 to the financial statements; and (2) a unanimous court decision from the U.S. Court of Appeals for the Fifth Circuit affirming an earlier decision of the U.S. Tax Court holding that Entergy was entitled to claim a credit against its U.S. tax liability for the U.K. windfall tax that it paid, both of which enabled Entergy to reverse provisions for uncertain tax positions.  The difference in the effective income tax rate versus the statutory rate of 35% for the six months ended June 30, 2011 was primarily due to a settlement regarding an issue which had previously been considered an uncertain tax position.  This was partially offset by a Michigan tax law change that repealed the business tax and enacted a corporate income tax, which eliminates a deduction that was available under the business tax; state income taxes; and certain book and tax differences for Utility plant items.

Plan to Spin Off the Utility’s Transmission Business

See the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

In March 2011 and May 2012 the NRC renewed the operating licenses of Vermont Yankee and Pilgrim, respectively, for an additional 20 years, as a result of which each license now expires in 2032.  For additional discussion regarding activity in Vermont and the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein.  In the Vermont Yankee license renewal case, Vermont and the New England Coalition appealed the NRC’s renewal of Vermont Yankee’s license to the D.C. Circuit.  In June 2012 the D.C. Circuit denied that appeal.  In the Pilgrim license renewal case, three contentions remained pending before the ASLB at the time the license was issued.  One of those contentions was subsequently denied by the ASLB and not appealed within the applicable time.  A second remaining contention was denied by the ASLB and then appealed to the NRC.  A third contention was denied by the ASLB on July 20, 2012 and the deadline of August 6, 2012 for an appeal to the NRC passed without an appeal being filed.  The NRC has indicated that should the appeal of a contention result in voiding of the recently-issued license, Pilgrim could operate under the “timely renewal” doctrine in reliance on the prior, and now superseded, license until proceedings concerning the renewed license are final.  Massachusetts has appealed the NRC’s renewal of Pilgrim’s license to the United States Court of Appeals for the First Circuit.  Entergy has intervened in that appeal.

The NRC operating licenses for Indian Point 2 and Indian Point 3 expire in September 2013 and December 2015, respectively.  Under federal law, nuclear power plants may continue to operate beyond their license expiration dates while their renewal applications are pending NRC approval.  In April 2007, Entergy submitted an application to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years.  The ASLB has admitted 21 contentions raised by the State of New York or other parties, which were combined into 16 discrete issues.  Two of the issues have been resolved, leaving 14 issues that are currently subject to ASLB hearings.  In July 2011, the ASLB granted the State of New York’s motion for summary disposition of an admitted contention challenging the adequacy of a section of Indian Point’s environmental analysis as incorporated in the Final Supplemental Environmental Impact Statement (FSEIS) (discussed below).  That section provided cost estimates for Severe Accident Mitigation Alternatives (SAMAs), which are hardware and procedural changes that could be implemented to mitigate estimated impacts of off-site radiological releases in case of a hypothesized severe accident.  In addition to finding that the SAMA cost analysis was insufficient, the ASLB directed the NRC staff to explain why cost-beneficial SAMAs should not be required to be implemented.  Entergy appealed the ASLB’s decision to the NRC and the NRC staff supported Entergy’s appeal, while the State of New York opposed it.  In December 2011 the NRC denied Entergy’s appeal as premature, stating that the appeal could be renewed at the conclusion of the ASLB proceedings.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Pursuant to ASLB scheduling orders in the Indian Point 2 and 3 license renewal proceeding, the parties have submitted several rounds of testimony on “Track 1” contentions, which represent a majority of the contentions pending before the ASLB.   Hearings on Track 1 contentions are scheduled to begin October 15, 2012.  Hearings on the remaining issues will follow the submission of additional testimony on dates yet to be set.

The NRC staff currently is also continuing to perform its technical and environmental reviews of the Indian Point 2 and 3 license renewal application.  The NRC staff issued a Final Safety Evaluation Report (FSER) in August 2009, a supplement to the FSER in August 2011, a FSEIS in December 2010 and a supplement to the FSEIS in June 2012.  The NRC staff issued a draft supplemental FSEIS in June 2012 and has stated its intent to issue, following an opportunity for comment, another supplement to the FSER in August 2012.

The New York State Department of Environmental Conservation has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  In addition, the consistency of Indian Point’s operations with New York State’s coastal management policies must be resolved as required by the Coastal Zone Management Act (CZMA).  On July 24, 2012, Entergy filed a supplement to the Indian Point license renewal application currently pending before the NRC.  The supplement states that, based on applicable federal law and in light of prior reviews by the State of New York, the NRC may issue the requested renewed operating licenses for Indian Point without the need for an additional consistency review by the State of New York under the CZMA.  On July 30, 2012, Entergy filed a motion for declaratory order with the ASLB seeking confirmation of its position that no further CZMA consistency determination is required before the NRC may issue renewed licenses.

The hearing process is an integral component of the NRC’s regulatory framework, and evidentiary hearings on license renewal applications are not uncommon.  Entergy intends to participate fully in the hearing process as permitted by the NRC’s hearing rules.  As noted in Entergy’s responses to the various intervenor filings, Entergy believes the contentions proposed by the intervenors are unsupported and without merit.  Entergy will continue to work with the NRC staff as it completes its technical and environmental reviews of the Indian Point 2 and 3 license renewal application.

On June 8, 2012, the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings.  The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions.  The NRC has not yet announced what steps it will take in response to the court’s decision.  The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that NEPA requires the NRC to address before it issues a renewed license.  Certain nuclear opponents have filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf and Indian Point 2 and 3.  On August 7, 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward.

Liquidity and Capital Resources

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2012	December 31, 2011

Debt to capital	57.4%	57.3%
Effect of excluding the securitization bonds	(2.1)%	(2.3)%
Debt to capital, excluding securitization bonds (1)	55.3%	55.0%
Effect of subtracting cash	(0.6)%	(1.5)%
Net debt to net capital, excluding securitization bonds (1)	54.7%	53.5%

(1)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2017.  Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2012.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$1,470	$8	$2,022

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

Grand Gulf Uprate

As discussed in more detail in the Form 10-K, the estimated capital investments for 2012-2014 include System Energy’s approximately 178 MW uprate of the Grand Gulf nuclear plant.  Grand Gulf’s spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were made during this outage.  Based upon the uprate-related work completed during the spring 2012 refueling outage, additional information from

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

the project's engineering, procurement and construction contractor, the costs required to install instrumentation in the steam dryer in response to evolving guidance from the NRC staff, and delays in obtaining NRC approval, System Energy now estimates the total capital investment to be made in the course of the implementation of the Grand Gulf uprate project is approximately $874 million, including SMEPA’s share.  Construction work was completed in June 2012 and in July 2012 the NRC approved the license amendment, which allows the plant to operate at the uprated capacity level.

Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s Ninemile Point Unit 6 self-build project.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of the facility.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of its allocated share of the capacity and energy generated by Ninemile 6.  In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Louisiana and Entergy Gulf States Louisiana, and Entergy Louisiana has given the contractor a full notice to proceed with the construction. Under the terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans, if one is in effect when the project is placed in service; alternatively, Entergy Louisiana and Entergy Gulf States Louisiana must file rate cases approximately 12 months prior to the expected in-service date.

Hot Spring Energy Facility Purchase Agreement

See the Form 10-K for a discussion of Entergy Arkansas’s agreement to acquire the Hot Spring Energy Facility.  In July 2011, Entergy Arkansas filed its application with the APSC requesting approval of the acquisition and full cost recovery.  In July 2012 the APSC approved the acquisition and cost recovery through a capacity acquisition rider and set the level of return on equity at the level established in Entergy Arkansas’s June 2009 base rate proceeding.  The parties have satisfied their obligations under the Hart-Scott-Rodino Act.  The U.S. Department of Justice (DOJ) review of the transaction is ongoing.  Closing has been delayed while the DOJ continues its review.  Entergy Arkansas does not know when the DOJ will conclude its review or the extent to which its review of the transaction will be affected by the ongoing civil investigation of competitive issues concerning the Utility operating companies that is discussed in the Form 10-K.

Hinds Energy Facility Purchase Agreement

See the Form 10-K for a discussion of Entergy Mississippi’s agreement to acquire the Hinds Energy Facility.  In July 2011, Entergy Mississippi filed with the MPSC requesting approval of the acquisition and full cost recovery.  In February 2012 the MPSC granted a certificate of public convenience and necessity and approved the estimated acquisition cost.  In April 2012, facilities studies were issued indicating that long-term transmission service is available for the Hinds facility provided that supplemental transmission upgrades estimated at approximately $580,000 are made and assuming that various projects already included in the transmission construction plan are completed.  Entergy Mississippi and the Mississippi Public Utilities Staff filed a joint stipulation in the retail cost recovery proceeding that provides that the non-fuel ownership costs of the Hinds facility should be recovered through the power management rider, and the MPSC adopted the stipulation on August 7, 2012.  The parties have satisfied their obligations under the Hart-Scott-Rodino Act.  The U.S. Department of Justice (DOJ) review of the transaction is ongoing.  Closing has been delayed while the DOJ continues its review.  Entergy Mississippi does not know when the DOJ will conclude its review or the extent to which its review of the transaction will be affected by the ongoing civil investigation of competitive issues concerning the Utility operating companies that is discussed in the Form 10-K.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its July 2012 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since second quarter 2010.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
	(In Millions)

Cash and cash equivalents at beginning of period	$694	$1,294

Cash flow provided by (used in):
Operating activities	1,188	977
Investing activities	(1,500)	(1,827)
Financing activities	(99)	86
Net decrease in cash and cash equivalents	(411)	(764)

Cash and cash equivalents at end of period	$283	$530

Operating Activities

Entergy's cash flow provided by operating activities increased by $211 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to:

•
a decrease of $178 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding; and

•	an increase in deferred fuel cost collections.

These increases were partially offset by:

•	the decreases in Entergy Wholesale Commodities net revenue that is discussed above;
•	an increase of $42 million in income tax payments; and
•
a refund of $30.6 million, including interest, paid to AmerenUE in June 2012.  The FERC ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments previously collected.  See Note 2 to the financial statements for further discussion of the FERC order.

Investing Activities

Net cash used in investing activities decreased by $327 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to:

•	the purchase of the Acadia Unit 2 by Entergy Louisiana for approximately $300 million in April 2011;
•
a decrease in nuclear fuel purchases because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statements of Cash Flows, as Entergy received $51 million in net deposits from Entergy Wholesale Commodities’ counterparties during 2012 and returned net deposits of $40 million in 2011.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the Market and Credit Risk Sensitive Instruments section below.

These decreases were partially offset by an increase in construction expenditures, primarily in the Utility business resulting from spending on the power uprate project at Grand Gulf.  Entergy’s construction spending plans for 2012 through 2014 are discussed in the Form 10-K and are updated in the Capital Expenditure Plans and Other Uses of Capital section in this report.

Financing Activities

Entergy’s financing activities used $99 million of cash for the six months ended June 30, 2012 compared to providing $86 million of cash for the six months ended June 30, 2011 primarily due to long-term debt activity providing approximately $125 million of cash in 2012 compared to $519 million of cash in 2011.  For details of Entergy's long-term debt activity in 2012 see Note 4 to the financial statements herein.  This was partially offset by Entergy repurchasing $160 million of its common stock in the six months ended June 30, 2011 and $51 million in proceeds from the sale in 2012 of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party.  Entergy’s share repurchase programs are discussed in the Form 10-K.

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

Federal Regulation

Entergy’s Proposal to Join the MISO RTO

See the Form 10-K for a discussion of the Utility operating companies’ proposal to join the MISO RTO.  Following are updates to that discussion.

The LPSC voted to grant Entergy Gulf States Louisiana’s and Entergy Louisiana’s application for transfer of control to MISO, subject to conditions, on May 23, 2012, and issued its order on June 28, 2012.  Staff, advisors, and intervenors have filed testimony in the Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Texas proceedings.  Most parties were conditionally supportive of or did not oppose the requested transfer of control to MISO as in the public interest.  Several parties, including the MPSC staff, the City Council advisors, and the PUCT staff proposed various conditions to be included in the orders granting the requested change of control.  The APSC Staff argued Entergy Arkansas has yet to provide an RTO option that is in the public interest and noted that Entergy Arkansas should maintain the standalone option until uncertainties are resolved regarding possible RTO membership.  The APSC conducted a hearing on the merits on May 30-31, 2012.  The APSC issued an order on August 3, 2012 in which it stated that it was unable, at this time, to reach a finding that Entergy Arkansas’s application is in the public interest.  The order listed several conditions for Entergy Arkansas and MISO to meet before the APSC will approve Entergy Arkansas’s application, including some conditions that are of concern to Entergy Arkansas.  Entergy Arkansas continues to analyze the order, and it intends to continue to pursue its proposal to join MISO.  On July 18, 2012, the MPSC issued an order postponing its hearing on Entergy Mississippi’s change of

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

control request, which had been scheduled for July 19-20, 2012, to allow parties additional time to conduct further analysis.  The City Council has scheduled a hearing for September 18, 2012.  Entergy Texas submitted its change of control filing on April 30, 2012, and hearings in the PUCT proceeding regarding Entergy Texas’s request were scheduled to begin on July 30, 2012.  A settlement in principle was reached among several of the parties, however, pursuant to which Entergy Texas’s membership in MISO would be found in the public interest subject to certain conditions.  Entergy Texas and the other settling parties in the case filed a non-unanimous stipulation with the PUCT on August 6, 2012, and further proceedings have been scheduled to consider objections, if any, to the settlement.  A hearing on the non-unanimous stipulation is now scheduled for August 24, 2012.

In June 2011, MISO filed with the FERC a request for a transitional waiver of provisions of its open access transmission, energy, and operating reserve markets tariff regarding allocation of transmission network upgrade costs, in order to establish a transition for the integration of the Utility operating companies.  In September 2011 the FERC issued an order denying on procedural grounds MISO’s request, further advising MISO that submitting modified tariff sheets is the appropriate method for implementing the transition that MISO seeks for the Utility operating companies.  The FERC did not address the merits of any transition arrangements that may be appropriate to integrate the Utility operating companies into MISO.  MISO worked with its stakeholders to prepare the appropriate changes to its tariff and filed the proposed tariff changes with the FERC in November 2011.  On April 19, 2012, the FERC conditionally accepted MISO’s proposal related to the allocation of transmission upgrade costs in connection with the transition and integration of the Utility operating companies into MISO.  On May 21, 2012, MISO filed a compliance filing in accordance with the provisions of the FERC’s April 19, 2012 Order.  Two parties filed requests for rehearing of the FERC’s April 19, 2012 Order that are still outstanding.  On June 11, 2012, FERC issued a tolling order granting the pending rehearing requests for purposes of further consideration.

In addition, the Utility operating companies have proposed giving authority to the E-RSC, upon unanimous vote and within the first five years after the Utility operating companies join the MISO RTO, (i) to require the Utility operating companies to file with the FERC a proposed allocation of certain transmission upgrade costs among the Utility operating companies’ transmission pricing zones that would differ from the allocation that would occur under the MISO Open Access Transmission Tariff and (ii) to direct the Utility operating companies as transmission owners to add projects to MISO’s transmission expansion plan.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2012	2013	2014	2015	2016

Energy
Percent of planned generation sold forward (a):
Unit-contingent (b)	61%	41%	22%	12%	12%
Unit-contingent with guarantee of availability (c)	18%	19%	15%	13%	13%
Firm LD (d)	24%	24%	28%	-%	-%
Offsetting positions (e)	(13)%	-%	(6)%	-%	-%
Total	90%	84%	59%	25%	25%
Planned generation (TWh) (f) (g)	21	40	41	41	40
Average revenue under contract per MWh (h)	$49	$45-50	$46-49	$49-57	$50-59

	2012	2013	2014	2015	2016

Capacity (o)
Percent of capacity sold forward (i):
Bundled capacity and energy contracts (j)	16%	16%	16%	16%	16%
Capacity contracts (k)	49%	26%	13%	12%	5%
Total	65%	42%	29%	28%	21%
Planned net MW in operation (g) (l)	5,011	5,011	5,011	5,011	5,011
Average revenue under contract per kW per month (applies to Capacity contracts only) (h)	$2.3	$2.4	$3.0	$3.3	$3.4

Blended Capacity and Energy Recap (based on revenues)
% of planned generation and capacity sold forward	91%	83%	63%	29%	28%
Average revenue under contract per MWh (h)	$51	$46	$47	$51	$51

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2012	2013	2014	2015	2016

Energy
Percent of planned generation sold forward (a):
Cost-based contracts (m)	38%	34%	30%	33%	31%
Firm LD (d)	5%	5%	5%	6%	6%
Total	43%	39%	35%	39%	37%
Planned generation (TWh) (f) (n)	3	7	7	6	6

Capacity
Percent of capacity sold forward (i):
Cost-based contracts (m)	35%	29%	24%	24%	24%
Bundled capacity and energy contracts (j)	8%	8%	8%	8%	8%
Capacity contracts (k)	52%	47%	47%	48%	20%
Total	95%	84%	79%	80%	52%
Planned net MW in operation (l) (n)	1,052	1,052	1,052	1,052	1,052

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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
(g)
Assumes NRC license renewal for plants whose current licenses expire within five years and uninterrupted normal operation at all plants.  NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013) and Indian Point 3 (December 2015).  For a discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K and “Vermont Yankee” in Note 11 to the financial statements herein.

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

(o)
Reflects effect of ISO New England’s acceptance in the second quarter 2012 of Vermont Yankee’s bid to delist for the June 2015 through May 2016 forward capacity auction #6 and retroactively for the June 2013 through May 2014 forward capacity auction #4.  ISO New England has until May 2013 to consider Vermont Yankee’s delist bid for forward capacity auction #5.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy estimates that a $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on June 30, 2012 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $19 million in 2012.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At June 30, 2012, based on power prices at that time, Entergy had liquidity exposure of $193 million under the guarantees in place supporting Entergy Wholesale Commodities transactions, $20 million of guarantees that support letters of credit, and $14 million of posted cash collateral to the ISOs.  As of June 30, 2012, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $151 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2012, Entergy would have been required to provide approximately $45 million of additional cash or letters of credit under some of the agreements.

As of June 30, 2012, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2016 have public investment grade credit ratings.

Nuclear Matters

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  The orders are being analyzed and an estimate of the increased costs cannot be made at this time.

With the issuance of the three orders, the NRC also provided members of the public an opportunity to request a hearing.  Two established anti-nuclear groups, Pilgrim Watch and Beyond Nuclear, filed hearing requests, focused on Pilgrim, regarding two of the three orders.  These requests sought to have the NRC impose expanded remedial requirements to address the issues raised by the NRC’s orders.  Beyond Nuclear subsequently withdrew its hearing request and the NRC’s Atomic Safety and Licensing Board denied Pilgrim Watch’s hearing request.  Pilgrim Watch appealed the Board’s decision to the NRC.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  Following are updates to that discussion. For updates of the impairment of long-lived assets discussion regarding Vermont Yankee see Note 11 to the financial statements herein.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Nuclear Decommissioning Costs

In the second quarter 2012, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study.  The revised estimate resulted in a $48.9 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement costs asset that will be depreciated over the remaining life of the unit.

 In the second quarter 2012, Entergy Wholesale Commodities recorded a reduction of $60.6 million in the estimated decommissioning cost liability for a plant as a result of a revised decommissioning cost study.  The revised estimate resulted in a credit to decommissioning expense of $49 million, reflecting the excess of the reduction in the liability over the amount of the undepreciated asset retirement costs asset.

Qualified Pension and Other Postretirement Benefits

The Moving Ahead for Progress in the 21st Century Act (MAP-21) became federal law on July 6, 2012.  Under the law, the segment rates used to calculate funding liabilities must be within a corridor of the 25-year average of prior segment rates.  The interest rate corridor applies to the determination of minimum funding requirements and benefit restrictions.  The pension funding stabilization provisions will provide for a near-term reduction in minimum funding requirements for single employer defined benefit plans in response to the current, historically low interest rates.  The law does not reduce contribution requirements over the long term.  Entergy is currently analyzing the effect this law will have on the planned 2012 contributions to the pension trust.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K for further discussion of pension funding.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$1,934,550	$2,212,038	$3,719,392	$4,077,936
Natural gas	23,879	28,891	69,886	100,014
Competitive businesses	560,171	562,350	1,112,982	1,166,538
TOTAL	2,518,600	2,803,279	4,902,260	5,344,488

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	437,157	563,333	975,994	1,071,026
Purchased power	345,298	451,227	630,264	813,845
Nuclear refueling outage expenses	57,822	62,966	121,706	126,951
Asset impairment	-	-	355,524	-
Other operation and maintenance	772,881	712,496	1,494,517	1,368,245
Decommissioning	11,942	55,497	69,845	110,762
Taxes other than income taxes	138,111	129,215	275,280	254,449
Depreciation and amortization	274,755	264,206	554,971	529,090
Other regulatory charges	137,650	5,601	138,032	491
TOTAL	2,175,616	2,244,541	4,616,133	4,274,859

OPERATING INCOME	342,984	558,738	286,127	1,069,629

OTHER INCOME
Allowance for equity funds used during construction	28,282	20,753	52,590	38,042
Interest and investment income	29,285	35,921	70,276	62,668
Miscellaneous - net	(13,036)	(16,962)	(31,025)	(26,360)
TOTAL	44,531	39,712	91,841	74,350

INTEREST EXPENSE
Interest expense	149,616	136,049	296,361	272,183
Allowance for borrowed funds used during construction	(10,483)	(9,150)	(19,874)	(17,684)
TOTAL	139,133	126,899	276,487	254,499

INCOME BEFORE INCOME TAXES	248,382	471,551	101,481	889,480

Income taxes	(122,201)	150,953	(122,363)	315,203

CONSOLIDATED NET INCOME	370,583	320,598	223,844	574,277

Preferred dividend requirements of subsidiaries	5,582	5,015	10,526	10,031

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$365,001	$315,583	$213,318	$564,246

Earnings per average common share:
Basic	$2.06	$1.77	$1.21	$3.16
Diluted	$2.06	$1.76	$1.20	$3.14
Dividends declared per common share	$0.83	$0.83	$1.66	$1.66

Basic average number of common shares outstanding	177,166,519	177,808,890	177,015,941	178,318,784
Diluted average number of common shares outstanding	177,565,351	178,925,180	177,470,486	179,502,551

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands)

Net Income	$370,583	$320,598	$223,844	$574,277

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($58,275), ($7,208), $17,219 and ($41,843))	(108,090)	(13,516)	37,345	(71,724)
Pension and other postretirement liabilities
(net of tax expense of $10,479, $1,964, $14,355 and $3,057)	17,060	2,339	23,327	6,598
Net unrealized investment gains (losses)
(net of tax expense (benefit) of ($11,749), $3,386, $37,389 and $28,726)	(18,025)	3,186	32,082	27,871
Foreign currency translation
(net of tax expense (benefit) of ($113), $6, $54 and $167)	(209)	11	101	311
Other comprehensive income (loss)	(109,264)	(7,980)	92,855	(36,944)

Comprehensive Income	261,319	312,618	316,699	537,333

Preferred dividend requirements of subsidiaries	5,582	5,015	10,526	10,031

Comprehensive Income Attributable to Entergy Corporation	$255,737	$307,603	$306,173	$527,302

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$223,844	$574,277
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	832,662	852,028
Deferred income taxes, investment tax credits, and non-current taxes accrued	(122,657)	305,121
Asset impairment	355,524	-
Changes in working capital:
Receivables	(52,185)	(168,253)
Fuel inventory	(19,222)	(5,457)
Accounts payable	8,339	(76,803)
Prepaid taxes and taxes accrued	(12,446)	(2,810)
Interest accrued	(6,978)	(39,404)
Deferred fuel costs	5,909	(198,052)
Other working capital accounts	(108,441)	(112,386)
Changes in provisions for estimated losses	(19,267)	(5,954)
Changes in other regulatory assets	113,645	96,549
Changes in pensions and other postretirement liabilities	(34,541)	(232,306)
Other	23,733	(9,301)
Net cash flow provided by operating activities	1,187,919	977,249

INVESTING ACTIVITIES
Construction/capital expenditures	(1,252,277)	(991,293)
Allowance for equity funds used during construction	54,417	38,681
Nuclear fuel purchases	(240,804)	(403,168)
Payment for purchase of plant	(645)	(299,590)
Changes in securitization account	12,876	9,106
NYPA value sharing payment	(72,000)	(72,000)
Payments to storm reserve escrow account	(2,987)	(3,294)
Receipts from storm reserve escrow account	17,884	-
Decrease (increase) in other investments	37,076	(42,994)
Proceeds from nuclear decommissioning trust fund sales	944,833	636,359
Investment in nuclear decommissioning trust funds	(998,579)	(699,530)
Net cash flow used in investing activities	(1,500,206)	(1,827,723)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
	2012	2011
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,325,162	1,075,180
Preferred stock	51,000	-
Treasury stock	34,628	16,958
Retirement of long-term debt	(1,199,926)	(555,940)
Repurchase of common stock	-	(159,602)
Changes in credit borrowings - net	(4,615)	15,960
Dividends paid:
Common stock	(293,741)	(296,355)
Preferred stock	(11,165)	(10,031)
Net cash flow provided by (used in) financing activities	(98,657)	86,170

Effect of exchange rates on cash and cash equivalents	(101)	(310)

Net decrease in cash and cash equivalents	(411,045)	(764,614)

Cash and cash equivalents at beginning of period	694,438	1,294,472

Cash and cash equivalents at end of period	$283,393	$529,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$253,617	$267,493
Income taxes	$42,450	$77

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$90,279	$81,468
Temporary cash investments	193,114	612,970
Total cash and cash equivalents	283,393	694,438
Securitization recovery trust account	37,428	50,304
Accounts receivable:
Customer	560,924	568,558
Allowance for doubtful accounts	(30,226)	(31,159)
Other	147,631	166,186
Accrued unbilled revenues	359,121	298,283
Total accounts receivable	1,037,450	1,001,868
Deferred fuel costs	67,716	209,776
Accumulated deferred income taxes	4,337	9,856
Fuel inventory - at average cost	221,354	202,132
Materials and supplies - at average cost	912,884	894,756
Deferred nuclear refueling outage costs	235,822	231,031
System agreement cost equalization	35,380	36,800
Prepayments and other	367,736	291,742
TOTAL	3,203,500	3,622,703

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	45,319	44,876
Decommissioning trust funds	4,015,377	3,788,031
Non-utility property - at cost (less accumulated depreciation)	259,352	260,436
Other	405,494	416,423
TOTAL	4,725,542	4,509,766

PROPERTY, PLANT AND EQUIPMENT
Electric	40,310,515	39,385,524
Property under capital lease	812,214	809,449
Natural gas	348,439	343,550
Construction work in progress	1,582,583	1,779,723
Nuclear fuel	1,505,692	1,546,167
TOTAL PROPERTY, PLANT AND EQUIPMENT	44,559,443	43,864,413
Less - accumulated depreciation and amortization	18,563,697	18,255,128
PROPERTY, PLANT AND EQUIPMENT - NET	25,995,746	25,609,285

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	738,734	799,006
Other regulatory assets (includes securitization property of
$967,292 as of June 30, 2012 and $1,009,103 as of
December 31, 2011)	4,542,228	4,636,871
Deferred fuel costs	238,428	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	29,904	19,003
Other	1,066,351	955,691
TOTAL	6,992,817	6,959,945

TOTAL ASSETS	$40,917,605	$40,701,699

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$420,389	$2,192,733
Notes payable	103,716	108,331
Accounts payable	1,035,834	1,069,096
Customer deposits	357,402	351,741
Taxes accrued	265,789	278,235
Accumulated deferred income taxes	83,107	99,929
Interest accrued	176,534	183,512
Deferred fuel costs	185,914	255,839
Obligations under capital leases	3,753	3,631
Pension and other postretirement liabilities	46,341	44,031
System agreement cost equalization	72,785	80,090
Other	290,379	283,531
TOTAL	3,041,943	4,950,699

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	7,963,476	8,096,452
Accumulated deferred investment tax credits	280,041	284,747
Obligations under capital leases	36,513	38,421
Other regulatory liabilities	913,736	728,193
Decommissioning and asset retirement cost liabilities	3,400,985	3,296,570
Accumulated provisions	366,799	385,512
Pension and other postretirement liabilities	3,096,805	3,133,657
Long-term debt (includes securitization bonds of $1,019,971 as of
June 30, 2012 and $1,070,556 as of December 31, 2011)	11,968,935	10,043,713
Other	537,866	501,954
TOTAL	28,565,156	26,509,219

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	186,510	186,511

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2012 and in 2011	2,548	2,548
Paid-in capital	5,356,475	5,360,682
Retained earnings	9,366,221	9,446,960
Accumulated other comprehensive loss	(75,597)	(168,452)
Less - treasury stock, at cost (77,562,145 shares in 2012 and
78,396,988 shares in 2011)	5,619,651	5,680,468
Total common shareholders' equity	9,029,996	8,961,270
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	9,123,996	9,055,270

TOTAL LIABILITIES AND EQUITY	$40,917,605	$40,701,699

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2012 and 2011
(Unaudited) (In Thousands)

		Common Shareholders' Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$94,000	$2,548	$(5,524,811)	$5,367,474	$8,689,401	$(38,212)	$8,590,400

Consolidated net income (a)	10,031	-	-	-	564,246	-	574,277
Other comprehensive loss	-	-	-	-	-	(36,944)	(36,944)
Common stock repurchases	-	-	(159,602)	-	-	-	(159,602)
Common stock issuances related to stock plans	-	-	30,939	(1,342)	-	-	29,597
Common stock dividends declared	-	-	-	-	(296,131)	-	(296,131)
Preferred dividend requirements of subsidiaries (a)	(10,031)	-	-	-	-	-	(10,031)

Balance at June 30, 2011	$94,000	$2,548	$(5,653,474)	$5,366,132	$8,957,516	$(75,156)	$8,691,566

Balance at December 31, 2011	$94,000	$2,548	$(5,680,468)	$5,360,682	$9,446,960	$(168,452)	$9,055,270

Consolidated net income (a)	10,526	-	-	-	213,318	-	223,844
Other comprehensive income	-	-	-	-	-	92,855	92,855
Common stock issuances related to stock plans	-	-	60,817	(4,207)	-	-	56,610
Common stock dividends declared	-	-	-	-	(294,057)	-	(294,057)
Preferred dividend requirements of subsidiaries (a)	(10,526)	-	-	-	-	-	(10,526)

Balance at June 30, 2012	$94,000	$2,548	$(5,619,651)	$5,356,475	$9,366,221	$(75,597)	$9,123,996

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2012 and 2011 include $7.2 million and $6.7 million, respectively, of preferred dividends on subsidiaries' preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$677	$760	$(83)	(11)
Commercial	523	575	(52)	(9)
Industrial	506	589	(83)	(14)
Governmental	47	52	(5)	(10)
Total retail	1,753	1,976	(223)	(11)
Sales for resale	21	64	(43)	(67)
Other	161	172	(11)	(6)
Total	$1,935	$2,212	$(277)	(13)

Utility Billed Electric Energy Sales (GWh):
Residential	7,940	7,993	(53)	(1)
Commercial	7,148	6,944	204	3
Industrial	10,408	10,140	268	3
Governmental	605	604	1	-
Total retail	26,101	25,681	420	2
Sales for resale	836	1,036	(200)	(19)
Total	26,937	26,717	220	1

Entergy Wholesale Commodities:
Operating Revenues	$568	$568	$-	-
Billed Electric Energy Sales (GWh)	11,674	10,567	1,107	10

	Six Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,347	$1,508	$(161)	(11)
Commercial	1,026	1,076	(50)	(5)
Industrial	995	1,068	(73)	(7)
Governmental	95	99	(4)	(4)
Total retail	3,463	3,751	(288)	(8)
Sales for resale	60	128	(68)	(53)
Other	196	199	(3)	(2)
Total	$3,719	$4,078	$(359)	(9)

Utility Billed Electric Energy Sales (GWh):
Residential	15,700	17,034	(1,334)	(8)
Commercial	13,561	13,394	167	1
Industrial	20,366	19,657	709	4
Governmental	1,184	1,186	(2)	-
Total retail	50,811	51,271	(460)	(1)
Sales for resale	1,568	1,983	(415)	(21)
Total	52,379	53,254	(875)	(2)

Entergy Wholesale Commodities:
Operating Revenues	$1,128	$1,178	$(50)	(4)
Billed Electric Energy Sales (GWh)	22,955	21,121	1,834	9

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

	Three Months Ended June 30, 2011
	As previously reported	As corrected
	(In Thousands)

Income Statement
Income taxes	$31,071	$29,976
Net income	$49,310	$50,405
Earnings applicable to common equity	$49,104	$50,199

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Six Months Ended June 30, 2011
	As previously reported	As corrected
	(In Thousands)

Income Statement
Income taxes	$56,923	$54,879
Net income	$94,981	$97,025
Earnings applicable to common equity	$94,569	$96,613

Statement of Cash Flows
Net income	$94,981	$97,025
Deferred income taxes, investment tax credits, and non-current taxes accrued	$13,995	$11,951
Changes in other regulatory assets	$21,505	$18,182
Other operating activities	$22,707	$26,030

	December 31, 2011
	As previously reported	As corrected
	(In Thousands)

Balance Sheet
Regulatory asset for income taxes - net	$249,058	$173,724
Accumulated deferred income taxes - current	$5,427	$5,107
Accumulated deferred income taxes and taxes accrued	$1,397,230	$1,368,563
Member’s equity	$1,439,733	$1,393,386

	Six Months Ended June 30, 2011
	Member’s Equity		Total Equity
	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Statement of Changes in Equity
Balance at December 31, 2010	$1,539,517	$1,494,593	$1,509,213	$1,464,289
Net income	$94,981	$97,025	$94,981	$97,025
Balance at June 30, 2011	$1,511,821	$1,468,941	$1,482,746	$1,439,866

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to the Form 10-K.

Filings with the LPSC

(Entergy Gulf States Louisiana)

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  In April 2012, the LPSC Staff filed its findings, suggesting adjustments that will produce an 11.54% earned return on common equity for the test year and a $0.1 million rate reduction.  Entergy Gulf States Louisiana accepted the LPSC Staff’s recommendations, and the rate reduction was effective with the first billing cycle of May 2012.

In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflects an 11.94% earned return on common equity, which is above the earnings bandwidth and indicates a $6.5 million cost of service rate change is necessary under the formula rate plan.  The filing also reflects a $22.9 million rate decrease for incremental capacity costs.  The filing is currently subject to LPSC review.

(Entergy Louisiana)

In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflects a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflects an $18.1 million rate increase for incremental capacity costs.  Subsequently, in June 2012, Entergy Louisiana supplemented the filing to estimate the first year revenue requirement associated with the Waterford 3 replacement steam generator project.  The filing is currently subject to LPSC review.

Filings with the MPSC

In March 2012, Entergy Mississippi submitted its formula rate plan filing for the 2011 test year.  The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates.  The filing is currently subject to MPSC review.

Filings with the City Council

On May 31, 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.  The filings request a $3.0 million electric base revenue increase and a $1.0 million gas base revenue increase.  As part of the filing, Entergy New Orleans is also requesting to increase annual funding for its storm reserve by approximately $5.7 million for the next five years.  The new rates would be effective with the first billing cycle in October 2012.  The City Council’s and its Advisors’ review of these filings is pending.

Filings with the PUCT and Texas Cities

See the Form 10-K for a discussion of the rate case that Entergy Texas filed in November 2011 requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year. In April 2012 the PUCT Staff filed direct testimony recommending a base rate increase of $66 million and a 9.6% return on common equity.  The PUCT Staff, however, subsequently filed a statement of position in the proceeding indicating that it was still evaluating the position it would ultimately take in the case regarding Entergy Texas’s recovery of purchased power capacity costs and Entergy Texas’s proposal to defer its MISO transition expenses.  In

Entergy Corporation and Subsidiaries
Notes to Financial Statements

April 2012, Entergy Texas filed rebuttal testimony indicating a revised request for a $105 million base rate increase.  A hearing was held in late-April through early-May 2012.  During the hearing and in its post-hearing brief the PUCT Staff revised its recommendation to a base rate increase of $27 million.  Additionally, the PUCT Staff recommended rejection of Entergy Texas’s request to defer MISO transition expenses.

The ALJs issued a proposal for decision in July 2012 recommending a $16 million rate increase; however, the workpapers supporting the proposal for decision indicated that the result of the ALJs’ recommendation was instead a $28.3 million rate increase.  The ALJs’ proposal for decision includes recommendations for: a 9.80% return on common equity; a reduction in proposed purchased power capacity costs, stating that they are not known and measureable; a reduction in Entergy Texas’s regulatory assets associated with Hurricane Rita; the exclusion from rate recovery of capitalized financially-based incentive compensation; and amortization of $2.4 million annually of MISO transition expense for five years.  Entergy Texas and other parties filed exceptions to the proposal for decision on July 23, 2012.  The PUCT is scheduled to consider the proposal for decision at its August 17, 2012 open meeting.

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

On May 7, 2012, the FERC issued orders in several System Agreement proceedings, including an order on rehearing in the 2007 rate filing based on 2006 production costs proceeding, an order on the ALJ’s initial decision in the 2009 rate filing based on 2008 production costs proceeding, and orders in other proceedings regarding the method of calculating the production costs used in the determination of the rough production cost equalization payments and receipts.  The May 7, 2012 FERC orders may result in the reallocation of costs among the Utility operating companies, although there are still FERC decisions pending in other System Agreement proceedings that could affect the rough production cost equalization payments and receipts, including for the 2007 rate filing.  The FERC directed Entergy, within 45 days of the issuance of a pending FERC order on rehearing regarding the functionalization of costs in the 2007 rate filing, to file a comprehensive bandwidth recalculation report showing updated payments and receipts in the 2007 rate filing proceeding.  In the order in the 2007 rate filing proceeding, the FERC also denied Entergy’s request for rehearing regarding the AmerenUE contract and ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments collected from AmerenUE.  Under the terms of the FERC’s order the refund of $30.6 million, including interest, was made in June 2012.  Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE.  Entergy has appealed the FERC’s decision to the U.S. Court of Appeals for the D.C. Circuit.

Rough Production Cost Equalization Rates

2012 Rate Filing Based on Calendar Year 2011 Production Costs

In May 2012, Entergy filed with the FERC the 2012 rates in accordance with the FERC’s orders in the System Agreement proceeding.  The filing shows the following payments/receipts among the Utility operating companies for 2012, based on calendar year 2011 production costs, commencing for service in June 2012, are necessary to achieve rough production cost equalization under the FERC’s orders:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$41
Entergy Gulf States Louisiana	$-
Entergy Louisiana	($41)
Entergy Mississippi	$-
Entergy New Orleans	$-
Entergy Texas	$-

Several parties intervened in the proceeding at the FERC, including the LPSC, which filed a protest as well.

Interruptible Load Proceeding

See the Form 10-K for a discussion of the proceeding regarding the treatment under the System Agreement of the Utility operating companies’ interruptible loads.  Entergy Arkansas filed an application in November 2010 with the APSC for recovery of the refund that it paid.  The APSC denied Entergy Arkansas’s application, and also denied Entergy Arkansas’s petition for rehearing.  If the FERC were to order Entergy Arkansas to pay refunds on rehearing in the interruptible load proceeding the APSC’s decision would trap FERC-approved costs at Entergy Arkansas with no regulatory-approved mechanism to recover them.  In August 2011, Entergy Arkansas filed a complaint in the United States District Court for the Eastern District of Arkansas asking for a declaratory judgment that the rejection of Entergy Arkansas’s application by the APSC is preempted by the Federal Power Act.  The APSC filed a motion to dismiss the complaint.  In April 2012 the United States district court dismissed Entergy Arkansas’s complaint without prejudice stating that Entergy Arkansas’s claim is not ripe for adjudication and that Entergy Arkansas did not have standing to bring suit at this time.

Entergy Arkansas Opportunity Sales Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenges sales made beginning in 2002 and requests refunds.  In their response to the complaint, the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explains that the FERC already has determined that Entergy Arkansas’s short-term wholesale sales did not trigger the “right-of-first-refusal” provision of the System Agreement.  In addition the response argued that while the D.C. Circuit had determined that the “right-of-first-refusal” issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC raised no additional claims or facts that would warrant the FERC reaching a different conclusion.

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

The FERC issued a decision in June 2012 and held that, while the System Agreement is ambiguous, it does provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement does not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load, but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Agreement.  Quantifying the effect of FERC’s decision will require re-running intra-system bills, and Entergy is unable to estimate the potential effects at this time because in its decision the FERC established further hearing procedures to determine the calculation of the effects.  On July 23, 2012, Entergy and the LPSC filed requests for rehearing, which will be pending with the FERC while the calculation hearing procedures move forward before the ALJ appointed to hear that matter.

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

New Nuclear Generation Development Costs (Entergy Gulf States and Entergy Louisiana)

Entergy Gulf States Louisiana and Entergy Louisiana are developing a project option for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in the rate case filings that are anticipated in January 2013, fully reserving the LPSC’s right to determine the recoverability of such costs in rates.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  On April 30, 2012, the court entered an order certifying the class.  The defendants have appealed the order to the Texas Court of Appeals – First District.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following tables present Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2012			2011
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$365.0	177.2	$2.06	$315.6	177.8	$1.77
Average dilutive effect of:
Stock options		0.4	-		1.0	(0.01)
Other equity plans		-	-		0.1	-

Diluted earnings per share	$365.0	177.6	$2.06	$315.6	178.9	$1.76

	For the Six Months Ended June 30,
	2012			2011
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$213.3	177.0	$1.21	$564.2	178.3	$3.16
Average dilutive effect of:
Stock options		0.4	(0.01)		1.0	(0.02)
Other equity plans		0.1	-		0.2	-

Diluted earnings per share	$213.3	177.5	$1.20	$564.2	179.5	$3.14

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s stock options and other equity compensation plans are discussed in Note 5 herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the six months ended June 30, 2012, Entergy Corporation issued 834,843 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2012.

Retained Earnings

On July 27, 2012 Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on September 4, 2012 to holders of record as of August 9, 2012.

Comprehensive Income

Accumulated other comprehensive loss is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  Accumulated other comprehensive loss in the balance sheets included the following components:

	Entergy		Entergy Gulf States Louisiana		Entergy Louisiana
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In Thousands)

Cash flow hedges net unrealized gain	$214,842	$177,497	$-	$-	$-	$-
Pension and other postretirement liabilities	(476,229)	(499,556)	(58,075)	(69,610)	(38,247)	(39,507)
Net unrealized investment gains	183,020	150,939	-	-	-	-
Foreign currency translation	2,770	2,668	-	-	-	-
Total	($75,597)	($168,452)	($58,075)	($69,610)	($38,247)	($39,507)

Other comprehensive income (loss) and total comprehensive income for the three and six months ended June 30, 2012 and 2011 are presented in Entergy’s, Entergy Gulf States Louisiana’s, and Entergy Louisiana’s Statements of Comprehensive Income.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2017.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2012 was 2.1% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$1,470	$8	$2,022

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

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of June 30, 2012 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2012

Entergy Arkansas	April 2013	$20 million (b)	1.96%	-
Entergy Arkansas	March 2017	$150 million (c)	1.75%	-
Entergy Gulf States Louisiana	March 2017	$150 million (d)	1.75%	-
Entergy Louisiana	March 2017	$200 million (e)	1.75%	-
Entergy Mississippi	May 2013	$35 million (f)	2.00%	-
Entergy Mississippi	May 2013	$25 million (f)	2.00%	-
Entergy Mississippi	May 2013	$10 million (f)	2.00%	-
Entergy Texas	March 2017	$150 million (g)	2.00%	-

(a)	The interest rate is the rate as of June 30, 2012 that would be applied to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of June 30, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Arkansas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of June 30, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of June 30, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(g)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of June 30, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

The facility fees on the credit facilities range from 0.125% to 0.275% of the commitment amount.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2013.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2012 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	$46
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	-
Entergy New Orleans	$100	$19
Entergy Texas	$200	-
System Energy	$200	$41

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of June 30, 2012:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2012
	(Dollars in Millions)

Entergy Arkansas VIE	July 2013	$85	n/a	$-
Entergy Gulf States Louisiana VIE	July 2013	$85	2.18%	$3.5
Entergy Louisiana VIE	July 2013	$90	2.38%	$12.6
System Energy VIE	July 2013	$100	2.37%	$61.1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The variable interest entities had notes payable that are included in debt on the respective balance sheets as of June 30, 2012 as follows:

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

In July 2012, Entergy Gulf States Louisiana VIE issued $75 million of 3.25% Series Q notes due July 2017.  Entergy Gulf States used the proceeds to pay, at maturity, its $60 million 5.41% Series O notes due July 2012 and to repay borrowings of $3.5 million under its $85 million VIE credit facility.

(Entergy Louisiana)

In January 2012, Entergy Louisiana issued $250 million of 1.875% Series first mortgage bonds due December 2014.  Entergy Louisiana used a portion of the proceeds to repay short-term borrowings under the Entergy System money pool.

In July 2012, Entergy Louisiana issued $200 million of 5.25% Series first mortgage bonds due July 2052.  Entergy Louisiana used the proceeds for general corporate purposes.

In August 2012, Entergy Louisiana VIE issued $25 million of 3.25% Series G notes due July 2017.

(System Energy)

In February 2012, System Energy VIE issued $50 million of 4.02 Series H notes due February 2017.  System Energy used the proceeds to purchase additional nuclear fuel.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2012 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,389,324	$12,617,931
Entergy Arkansas	$1,870,015	$1,763,739
Entergy Gulf States Louisiana	$1,505,810	$1,636,552
Entergy Louisiana	$2,420,377	$2,498,456
Entergy Mississippi	$920,469	$1,004,657
Entergy New Orleans	$166,319	$172,351
Entergy Texas	$1,645,057	$1,888,272
System Energy	$757,194	$631,169

(a)
The values exclude lease obligations of $169 million at Entergy Louisiana and $139 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $135 million at Entergy, and include debt due within one year.

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

Stock Options

Entergy granted 552,400 stock options during the first quarter 2012 with a weighted-average fair value of $9.42.  At June 30, 2012, there are 10,131,756 stock options outstanding with a weighted-average exercise price of $77.58.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2012.  Because Entergy’s stock price at June 30, 2012 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of June 30, 2012 is zero.  The intrinsic value of “in the money” stock options is $25.8 million as of June 30, 2012.

The following table includes financial information for stock options for the second quarter and six months ended June 30 for each of the years presented:

	2012	2011
	(In Millions)

Compensation expense included in Entergy’s net income for the second quarter	$1.9	$2.5
Tax benefit recognized in Entergy’s net income for the second quarter	$0.7	$1.0

Compensation expense included in Entergy’s net income for the six months ended June 30,	$3.9	$5.5
Tax benefit recognized in Entergy’s net income for the six months ended June 30,	$1.5	$2.1
Compensation cost capitalized as part of fixed assets and inventory as of June 30,	$0.8	$1.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Equity Plans

In January 2012, the Board approved and Entergy granted 339,700 restricted stock awards and 176,742 Long-term Incentive Plan (LTIP) awards under the 2011 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 26, 2012 and were valued at $71.30 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  Beginning with the 2012 – 2014 performance period, upon vesting, the performance units granted under LTIP will be settled in shares of Entergy common stock rather than cash.  The LTIP stock awards were made effective as of January 27, 2012 and were valued at $67.11 per share.  Entergy considers various factors, primarily market conditions, in determining the value of the LTIP stock awards.  Shares of the stock awards have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three year vesting period.

The following table includes financial information for other equity plans for the second quarter and six months ended June 30 for each of the years presented:

	2012	2011
	(In Millions)

Compensation expense included in Entergy’s net income for the second quarter	$3.6	$1.0
Tax benefit recognized in Entergy’s net income for the second quarter	$1.4	$0.4

Compensation expense included in Entergy’s net income for the six months ended June 30,	$7.4	$2.0
Tax benefit recognized in Entergy’s net income for the six months ended June 30,	$2.8	$0.8
Compensation cost capitalized as part of fixed assets and inventory as of June 30,	$1.3	$0.3

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2012 and 2011, included the following components:

	2012	2011
	(In Thousands)

Service cost - benefits earned during the period	$37,691	$30,490
Interest cost on projected benefit obligation	65,232	59,248
Expected return on assets	(79,356)	(75,319)
Amortization of prior service cost	683	838
Amortization of loss	41,820	23,244
Net pension costs	$66,070	$38,501

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2012 and 2011, included the following components:

	2012	2011
	(In Thousands)

Service cost - benefits earned during the period	$75,382	$60,980
Interest cost on projected benefit obligation	130,464	118,496
Expected return on assets	(158,712)	(150,638)
Amortization of prior service cost	1,366	1,676
Amortization of loss	83,640	46,488
Net pension costs	$132,140	$77,002

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the second quarters of 2012 and 2011, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the six months ended June 30, 2012 and 2011, included the following components:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$11,084	$6,136	$7,338	$3,204	$1,412	$2,842	$2,960
Interest cost on projected
benefit obligation	27,844	12,840	17,600	8,140	3,804	8,412	6,494
Expected return on assets	(32,882)	(17,186)	(20,418)	(10,472)	(4,430)	(11,162)	(8,218)
Amortization of prior service
cost	100	10	104	14	4	8	6
Amortization of loss	20,386	8,086	14,100	5,266	3,438	5,088	4,502
Net pension cost	$26,532	$9,886	$18,724	$6,152	$4,228	$5,188	$5,744

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$9,036	$4,924	$5,772	$2,654	$1,122	$2,394	$2,470
Interest cost on projected
benefit obligation	25,982	11,856	16,318	7,818	3,524	7,986	5,878
Expected return on assets	(31,218)	(16,678)	(19,432)	(10,076)	(4,228)	(11,002)	(7,568)
Amortization of prior service
cost	230	40	140	76	18	32	8
Amortization of loss	12,842	4,558	8,994	3,360	2,332	2,788	2,642
Net pension cost	$16,872	$4,700	$11,792	$3,832	$2,768	$2,198	$3,430

Entergy recognized $5.1 million and $4.9 million in pension cost for its non-qualified pension plans in the second quarters of 2012 and 2011, respectively.  Entergy recognized $10.2 million and $9.8 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2012 and 2011, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the second quarters of 2012 and 2011:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost second quarter 2012	$107	$39	$3	$46	$19	$163
Non-qualified pension cost second quarter 2011	$115	$42	$4	$48	$16	$192

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the six months ended June 30, 2012 and 2011:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost six months ended June 30, 2012	$214	$78	$6	$92	$38	$326
Non-qualified pension cost six months ended June 30, 2011	$230	$84	$8	$96	$32	$384

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the second quarters of 2012 and 2011, included the following components:

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

Entergy’s other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2012 and 2011, included the following components:

	2012	2011
	(In Thousands)

Service cost - benefits earned during the period	$34,442	$29,670
Interest cost on APBO	41,280	37,262
Expected return on assets	(17,252)	(14,738)
Amortization of transition obligation	1,588	1,592
Amortization of prior service cost	(9,082)	(7,036)
Amortization of loss	18,226	10,596
Net other postretirement benefit cost	$69,202	$57,346

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the second quarters of 2012 and 2011, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2012 and 2011, included the following components:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,544	$3,760	$3,898	$1,546	$844	$1,826	$1,646
Interest cost on APBO	7,226	4,796	4,890	2,358	1,712	3,326	1,514
Expected return on assets	(7,014)	-	-	(2,260)	(1,856)	(4,208)	(1,300)
Amortization of transition
obligation	410	120	192	176	594	94	4
Amortization of prior service
cost	(266)	(412)	(124)	(70)	20	(214)	(32)
Amortization of loss	4,154	2,368	2,180	1,460	780	2,158	986
Net other postretirement
benefit cost	$9,054	$10,632	$11,036	$3,210	$2,094	$2,982	$2,818

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,026	$3,080	$3,270	$1,316	$724	$1,538	$1,322
Interest cost on APBO	6,872	4,150	4,384	2,186	1,612	2,972	1,334
Expected return on assets	(5,764)	-	-	(1,954)	(1,600)	(3,748)	(1,058)
Amortization of transition
obligation	410	120	192	176	596	94	4
Amortization of prior service
cost	(266)	(412)	(124)	(70)	20	(214)	(294)
Amortization of loss	3,220	1,446	1,396	1,080	482	1,400	738
Net other postretirement
benefit cost	$8,498	$8,384	$9,118	$2,734	$1,834	$2,042	$2,046

Employer Contributions

Based on current assumptions, Entergy expects to contribute $246.1 million to its qualified pension plans in 2012.  As of the end of June 2012, Entergy had contributed $97.6 million to its pension plans.  Therefore, Entergy presently anticipates contributing an additional $148.5 million to fund its qualified pension plans in 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2012:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2012 pension contributions	$54,301	$19,763	$38,813	$13,854	$7,815	$12,829	$13,496
Pension contributions made through June 2012	$20,024	$7,376	$18,818	$5,477	$3,807	$5,352	$6,046
Remaining estimated pension contributions to be made in 2012	$34,277	$12,387	$19,995	$8,377	$4,008	$7,477	$7,450

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of June 30, 2012 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

Entergy’s segment financial information for the second quarters of 2012 and 2011 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2012
Operating revenues	$1,959,576	$567,674	$1,008	$(9,658)	$2,518,600
Income taxes	$(124,461)	$46,218	$(43,958)	$-	$(122,201)
Consolidated net income	$308,525	$81,317	$7,136	$(26,395)	$370,583

2011
Operating revenues	$2,241,475	$568,076	$1,038	$(7,310)	$2,803,279
Income taxes	$139,036	$64,324	$(52,407)	$-	$150,953
Consolidated net income	$252,741	$65,556	$29,946	$(27,645)	$320,598

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the six months ended June 30, 2012 and 2011 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
2012
Operating revenues	$3,791,216	$1,127,925	$1,967	$(18,848)	$4,902,260
Income taxes	$(24,754)	$(44,189)	$(53,420)	$-	$(122,363)
Consolidated net income (loss)	$375,738	$(87,196)	$(11,269)	$(53,429)	$223,844

2011
Operating revenues	$4,179,093	$1,178,223	$2,138	$(14,966)	$5,344,488
Income taxes	$229,241	$149,265	$(63,303)	$-	$315,203
Consolidated net income	$421,394	$188,789	$19,383	$(55,289)	$574,277
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana and Entergy Louisiana) and Entergy Mississippi primarily through the purchase of short-term natural gas swaps.  These swaps are marked-to-market with offsetting regulatory assets or liabilities.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana.

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

Derivatives

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2012 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$217 million	($20) million	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$148 million	($1) million	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$34 million	($7) million	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$4 million	($-)	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$27 million	($27) million	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$1 million	($1) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$10 million	($-)	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$197 million	($25) million	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$112 million	($1) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$1 million	($1) million	Entergy Wholesale Commodities

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$37 million	($8) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$33 million	($33) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$30 million	($-)	Utility

(a)
The balances of derivative assets and liabilities in these tables are presented gross.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented on the Entergy Consolidated Balance Sheets on a net basis in accordance with accounting guidance for Derivatives and Hedging.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended June 30, 2012 and 2011 are as follows:

Instrument	Amount of gain (loss) recognized in AOCI (effective portion)	Income Statement location	Amount of gain reclassified from accumulated OCI into income (effective portion)

2012
Electricity swaps and options	($63) million	Competitive businesses operating revenues	$101 million

2011
Electricity swaps and options	$19 million	Competitive businesses operating revenues	$32 million

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the six months ended June 30, 2012 and 2011 are as follows:

Instrument	Amount of gain (loss) recognized in AOCI (effective portion)	Income Statement location	Amount of gain reclassified from accumulated OCI into income (effective portion)

2012
Electricity swaps and options	$228 million	Competitive businesses operating revenues	$171 million

2011
Electricity swaps and options	($54) million	Competitive businesses operating revenues	$61 million

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Based on market prices as of June 30, 2012, cash flow hedges relating to power sales totaled $365 million of net unrealized gains.  Approximately $217 million is expected to be reclassified from accumulated other comprehensive income (OCI) to operating revenues in the next twelve months.  The actual amount reclassified from accumulated OCI, however, could vary due to future changes in market prices.  Gains totaling approximately $101 million and $32 million were realized on the maturity of cash flow hedges, before taxes of $35 million and $11 million, for the three months ended June 30, 2012 and 2011, respectively.  Gains totaling approximately $171 million and $61 million were realized on the maturity of cash flow hedges, before taxes of $60 million and $21 million, for the six months ended June 30, 2012 and 2011, respectively.  Unrealized gains or losses recorded in OCI result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at June 30, 2012 is approximately 2.5 years.  Planned generation currently sold forward from Entergy Wholesale Commodities nuclear power plants is 90% for the remaining two quarters of 2012, of which approximately 49% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  The change in the value of Entergy’s cash flow hedges due to ineffectiveness during the three and six months ended June 30, 2012 and 2011 was insignificant.  The ineffective portion of cash flow hedges is recorded in competitive business operating revenues.  Certain of the agreements to sell the power produced by Entergy Wholesale

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  As of June 30, 2012, there were no hedge contracts with counterparties in a liability position.   Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in OCI prior to de-designation continue to be deferred in OCI until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility’s Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of June 30, 2012 is 35,500,000 MMBtu for Entergy, 10,350,000 MMBtu for Entergy Gulf States Louisiana, 15,330,000 MMBtu for Entergy Louisiana, and 9,820,000 MMBtu for Entergy Mississippi.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2012 and 2011 is as follows:

Instrument	Amount of loss recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2012
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	$16 million
Electricity swaps and options de-designated as hedged items	($2) million	Competitive business operating revenues	$3 million

2011
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($9) million
Electricity swaps and options de-designated as hedged items	($4) million	Competitive business operating revenues	$4 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2012 and 2011 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2012
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($35) million
Electricity swaps and options de-designated as hedged items	$-	Competitive business operating revenues	$1 million

2011
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($12) million
Electricity swaps and options de-designated as hedged items	$6 million	Competitive business operating revenues	$6 million

Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of June 30, 2012 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Liabilities:
Natural gas swaps	Gas hedge contracts	$2.9 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.9 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.9 million	Entergy Mississippi

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of December 31, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Liabilities:
Natural gas swaps	Gas hedge contracts	$8.6 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$12.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$7.8 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$1.5 million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2012 and 2011 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.7 million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$6.5 million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.5 million	Entergy Mississippi

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.3) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.9) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.8) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1) million	Entergy New Orleans

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2012 and 2011 are as follows:

Instrument	Statement of Income Location	Amount of loss recorded in income	Registrant

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($10.3) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($14.2) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($8.9) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5) million	Entergy New Orleans

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.2) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.0) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.5) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.9) million	Entergy New Orleans

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

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group and sent to the Entergy Wholesale Commodities Back Office and Entergy Nuclear Finance groups for evaluation.  The primary functions of the Entergy Wholesale Commodities Risk Control Group include: gathering, validating and reporting market data, providing market and credit risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

market and credit risks, implementing and maintaining controls around changes to market data in the energy trading and risk management system, reviewing creditworthiness of counterparties, supporting contract negotiations with new counterparties, administering credit support for contracts, and managing the daily margining process.  The primary functions of the Entergy Wholesale Commodities Back Office are managing the energy trading and risk management system, forecasting revenues, forward positions and analysis, performing contract administration, market and counterparty settlements and revenue reporting and analysis along with maintaining related controls for Entergy Wholesale Commodities.  Both Entergy Wholesale Commodities Risk Control and Entergy Wholesale Commodities Back Office report to the Entergy Wholesale Commodities VP, Finance & Risk Group.  Entergy Nuclear Finance is primarily responsible for the financial planning of Entergy’s utility and non-utility nuclear businesses and has a significant role in accounting for the activities and transactions of the associated companies.  The VP, Chief Financial Officer – Nuclear Operations within Entergy Nuclear Finance reports to the Chief Accounting Officer.

The amounts reflected as the fair value of electricity swaps are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from the Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward power market prices.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  For contracts that have unit contingent terms, a further discount is applied based on the historical relationship between contract and market prices for similar contract terms.

The amounts reflected as the fair value of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation  include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and US Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.  As of June 30, 2012, Entergy had in-the-money derivative contracts with a fair value of $375 million with counterparties or their guarantor who are all currently investment grade.  As of June 30, 2012 there are no out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$193	$-	$-	$193
Decommissioning trust funds (a):
Equity securities	439	1,889	-	2,328
Debt securities	677	1,010	-	1,687
Power contracts	-	-	375	375
Securitization recovery trust account	37	-	-	37
Storm reserve escrow account	320	-	-	320
	$1,666	$2,899	$375	$4,940

Liabilities:
Gas hedge contracts	$10	$-	$-	$10

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$613	$-	$-	$613
Decommissioning trust funds (a):
Equity securities	397	1,732	-	2,129
Debt securities	639	1,020	-	1,659
Power contracts	-	-	312	312
Securitization recovery trust account	50	-	-	50
Storm reserve escrow account	335	-	-	335
	$2,034	$2,752	$312	$5,098

Liabilities:
Gas hedge contracts	$30	$-	$-	$30

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indexes.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 for additional information on the investment portfolios.

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2012 and 2011:

	2012	2011
	(In Millions)

Balance as of beginning of period,	$528	$104

Unrealized gains/(losses) from price changes	(58)	9
Unrealized gains on originations	6	17
Realized gains on settlements	(101)	(32)

Balance as of June 30,	$375	$98

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2012 and 2011:

	2012	2011
	(In Millions)

Balance as of January 1,	$312	$197

Unrealized gains/(losses) from price changes	227	(53)
Unrealized gains on originations	7	15
Realized gains on settlements	(171)	(61)

Balance as of June 30,	$375	$98

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy, and the valuation techniques and significant unobservable inputs to each which cause that classification, as of June 30, 2012:

Transaction Type	Fair Value as of June 30, 2012	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value

Electricity swaps	$206 million	Unit contingent discount	+/-3%	$13 million
Electricity options	$92 million	Implied volatility	+/-12%	$28 million

The following table sets forth an analysis of each of the types of unobservable inputs impacting the fair value of items classified as Level 3 within the fair value hierarchy, and the sensitivity to changes to those inputs:

Significant Unobservable Input	Transaction Type	Position	Change to Input	Effect on Fair Value

Unit contingent discount	Electricity swaps	Sell	Increase (Decrease)	Decrease (Increase)
Implied volatility	Electricity options	Sell	Increase (Decrease)	Increase (Decrease)
Implied volatility	Electricity options	Buy	Increase (Decrease)	Increase (Decrease)

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.1	$352.2	$-	$355.3
Debt securities	93.2	127.0	-	220.2
Securitization recovery trust account	3.9	-	-	3.9
	$100.2	$479.2	$-	$579.4

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.9	$-	$-	$17.9
Decommissioning trust funds (a):
Equity securities	6.3	323.1	-	329.4
Debt securities	82.8	129.5	-	212.3
Securitization recovery trust account	3.9	-	-	3.9
	$110.9	$452.6	$-	$563.5

Entergy Gulf States Louisiana

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$55.8	$-	$-	$55.8
Decommissioning trust funds (a):
Equity securities	7.3	262.2	-	269.5
Debt securities	35.8	147.2	-	183.0
Storm reserve escrow account	86.9	-	-	86.9
	$185.8	$409.4	$-	$595.2

Liabilities:
Gas hedge contracts	$2.9	$-	$-	$2.9

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.6	$-	$-	$24.6
Decommissioning trust funds (a):
Equity securities	5.1	233.6	-	238.7
Debt securities	39.5	142.7	-	182.2
Storm reserve escrow account	90.2	-	-	90.2
	$159.4	$376.3	$-	$535.7

Liabilities:
Gas hedge contracts	$8.6	$-	$-	$8.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$7.9	$-	$-	$7.9
Decommissioning trust funds (a):
Equity securities	2.0	161.3	-	163.3
Debt securities	55.7	53.6	-	109.3
Securitization recovery trust account	3.0	-	-	3.0
Storm reserve escrow account	186.9	-	-	186.9
	$255.5	$214.9	$-	$470.4

Liabilities:
Gas hedge contracts	$3.9	$-	$-	$3.9

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.9	$146.3	$-	$149.2
Debt securities	51.6	53.2	-	104.8
Securitization recovery trust account	5.2	-	-	5.2
Storm reserve escrow account	201.2	-	-	201.2
	$260.9	$199.5	$-	$460.4

Liabilities:
Gas hedge contracts	$12.4	$-	$-	$12.4

Entergy Mississippi

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.9	$-	$-	$3.9
Storm reserve escrow account	31.9	-	-	31.9
	$35.8	$-	$-	$35.8

Liabilities:
Gas hedge contracts	$2.9	$-	$-	$2.9

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$31.8	$-	$-	$31.8

Liabilities:
Gas hedge contracts	$7.8	$-	$-	$7.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$14.8	$-	$-	$14.8

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.3	$-	$-	$9.3
Storm reserve escrow account	12.0	-	-	12.0
	$21.3	$-	$-	$21.3

Liabilities:
Gas hedge contracts	$1.5	$-	$-	$1.5

Entergy Texas

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$19.9	$-	$-	$19.9
Securitization recovery trust account	30.6	-	-	30.6
	$50.5	$-	$-	$50.5

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$65.1	$-	$-	$65.1
Securitization recovery trust account	41.2	-	-	41.2
	$106.3	$-	$-	$106.3

System Energy

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.2	$261.2	$-	$264.4
Debt securities	134.7	60.7	-	195.4
	$137.9	$321.9	$-	$459.8

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$154.2	$-	$-	$154.2
Decommissioning trust funds (a):
Equity securities	2.7	234.5	-	237.2
Debt securities	123.2	63.0	-	186.2
	$280.1	$297.5	$-	$577.6

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

The securities held as of June 30, 2012 and December 31, 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$2,328	$566	$4
Debt Securities	1,687	116	4
Total	$4,015	$682	$8

2011
Equity Securities	$2,129	$423	$14
Debt Securities	1,659	115	5
Total	$3,788	$538	$19

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above.  Unrealized gains/(losses) above are reported before deferred taxes of $187 million and $149 million as of June 30, 2012 and December 31, 2011, respectively.  The amortized cost of debt securities was $1,609 million as of June 30, 2012 and $1,530 million as of December 31, 2011.  As of June 30, 2012, the debt securities have an average coupon rate of approximately 4.01%, an average duration of approximately 5.45 years, and an average maturity of approximately 8.67 years.  The equity

Entergy Corporation and Subsidiaries
Notes to Financial Statements

securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$46	$2	$234	$1
More than 12 months	26	2	56	3
Total	$72	$4	$290	$4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$130	$9	$123	$3
More than 12 months	43	5	60	2
Total	$173	$14	$183	$5

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)
Less than 1 year	$64	$69
1 year - 5 years	619	566
5 years - 10 years	555	583
10 years - 15 years	208	187
15 years - 20 years	47	42
20 years+	194	212
Total	$1,687	$1,659

During the three months ended June 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $409 million and $144 million, respectively.  During the three months ended June 30, 2012 and 2011, gross gains of $11 million and $4 million, respectively, and gross losses of $2 million and $1 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the six months ended June 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $945 million and $636 million, respectively.  During the six months ended June 30, 2012 and 2011, gross gains of $23 million and $8 million, respectively, and gross losses of $4 million and $6 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2012 and December 31, 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$355.3	$97.9	$-
Debt Securities	220.2	14.7	0.2
Total	$575.5	$112.6	$0.2

2011
Equity Securities	$329.4	$70.9	$0.4
Debt Securities	212.3	15.2	0.4
Total	$541.7	$86.1	$0.8

The amortized cost of debt securities was $205.6 million as of June 30, 2012 and $197.5 million as of December 31, 2011.  As of June 30, 2012, the debt securities have an average coupon rate of approximately 3.35%, an average duration of approximately 5.11 years, and an average maturity of approximately 5.78 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$30.7	$0.2
More than 12 months	-	-	2.0	-
Total	$-	$-	$32.7	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$13.7	$0.4	$14.3	$0.4
More than 12 months	-	-	1.0	-
Total	$13.7	$0.4	$15.3	$0.4

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$12.7	$7.8
1 year - 5 years	90.4	86.5
5 years - 10 years	106.5	109.1
10 years - 15 years	5.3	2.7
15 years - 20 years	-	-
20 years+	5.3	6.2
Total	$220.2	$212.3

During the three months ended June 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $33.7 million and $15.1 million, respectively.  During the three months ended June 30, 2012 and 2011, gross gains of $0.7 million and $0.7 million, respectively, and gross losses of $0.04 million and $0.03 million, respectively, were reclassified out of other comprehensive income into earnings.

During the six months ended June 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $88.4 million and $46.2 million, respectively.  During the six months ended June 30, 2012 and 2011, gross gains of $2.7 million and $1.3 million, respectively, and gross losses of $0.04 million and $0.03 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2012 and December 31, 2011 are summarized as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$269.5	$60.3	$0.1
Debt Securities	183.0	15.1	0.1
Total	$452.5	$75.4	$0.2

2011
Equity Securities	$238.7	$40.9	$0.8
Debt Securities	182.2	15.2	0.3
Total	$420.9	$56.1	$1.1

The amortized cost of debt securities was $170.5 million as of June 30, 2012 and $166.9 million as of December 31, 2011.  As of June 30, 2012, the debt securities have an average coupon rate of approximately 4.77%, an average duration of approximately 5.71 years, and an average maturity of approximately 8.81 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$2.3	$-	$19.7	$0.1
More than 12 months	1.5	0.1	-	-
Total	$3.8	$0.1	$19.7	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$14.0	$0.5	$9.3	$0.2
More than 12 months	2.7	0.3	1.1	0.1
Total	$16.7	$0.8	$10.4	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$2.8	$7.1
1 year - 5 years	46.1	40.8
5 years - 10 years	54.6	53.5
10 years - 15 years	68.0	62.9
15 years - 20 years	3.8	3.2
20 years+	7.7	14.7
Total	$183.0	$182.2

During the three months ended June 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $22.7 million and $8.8 million, respectively.  During the three months ended June 30, 2012 and 2011, gross gains of $0.9 million and $0.4 million, respectively, and gross losses of $0.03 million and $0.03 million, respectively, were reclassified out of other comprehensive income into earnings.

During the six months ended June 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $60.8 million and $20.7 million, respectively.  During the six months ended June 30, 2012 and 2011, gross gains of $2.4 million and $0.4 million, respectively, and gross losses of $0.03 million and $0.07 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2012 and December 31, 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$163.3	$40.8	$0.4
Debt Securities	109.3	9.5	0.1
Total	$272.6	$50.3	$0.5

2011
Equity Securities	$149.2	$29.7	$1.6
Debt Securities	104.8	8.8	0.2
Total	$254.0	$38.5	$1.8

The amortized cost of debt securities was $101 million as of June 30, 2012 and $91.9 million as of December 31, 2011.  As of June 30, 2012, the debt securities have an average coupon rate of approximately 3.77%, an average duration of approximately 5.43 years, and an average maturity of approximately 9.50 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$4.4	$-	$3.2	$0.1
More than 12 months	7.2	0.4	0.6	-
Total	$11.6	$0.4	$3.8	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$11.6	$0.3	$5.5	$0.2
More than 12 months	10.0	1.3	0.2	-
Total	$21.6	$1.6	$5.7	$0.2

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$4.0	$3.9
1 year - 5 years	39.5	39.8
5 years - 10 years	24.7	22.2
10 years - 15 years	19.5	18.9
15 years - 20 years	1.7	2.2
20 years+	19.9	17.8
Total	$109.3	$104.8

During the three months ended June 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $3.5 million and $1.7 million, respectively.  During the three months ended June 30, 2012 and 2011, gross gains of $0.01 million and $0.03 million, respectively, and gross losses of $0.03 million and $0.02 million, respectively, were reclassified out of other comprehensive income into earnings.

During the six months ended June 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $10.3 million and $7.8 million, respectively.  During the six months ended June 30, 2012 and 2011, gross gains of $0.04 million and $0.09 million, respectively, and gross losses of $0.03 million and $0.03 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2012 and December 31, 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$264.4	$51.0	$1.0
Debt Securities	195.4	8.5	0.1
Total	$459.8	$59.5	$1.1

2011
Equity Securities	$237.2	$35.4	$5.4
Debt Securities	186.2	9.5	0.1
Total	$423.4	$44.9	$5.5

The amortized cost of debt securities was $190.9 million as of June 30, 2012 and $175.1 million as of December 31, 2011.  As of June 30, 2012, the debt securities have an average coupon rate of approximately 2.87%, an average duration of approximately 4.65 years, and an average maturity of approximately 6.59 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$19.2	$0.2	$41.8	$0.1
More than 12 months	14.7	0.8	0.3	-
Total	$33.9	$1.0	$42.1	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$41.3	$1.8	$10.5	$0.1
More than 12 months	30.0	3.6	-	-
Total	$71.3	$5.4	$10.5	$0.1

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$23.7	$10.2
1 year - 5 years	96.9	94.6
5 years - 10 years	53.5	57.9
10 years - 15 years	1.8	2.6
15 years - 20 years	2.1	2.9
20 years+	17.4	18.0
Total	$195.4	$186.2
During the three months ended June 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $97.8 million and $17.9 million, respectively.  During the three months ended June 30, 2012 and 2011, gross gains of $1.8 million and $0.1 million, respectively, and gross losses of $0.1 million and $0.02 million, respectively, were reclassified out of other comprehensive income into earnings.

During the six months ended June 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $223.2 million and $106.5 million, respectively.  During the six months ended June 30, 2012 and 2011, gross gains of $3.0 million and $0.5 million, respectively, and gross losses of $0.2 million and $1 million, respectively, were reclassified out of other comprehensive income into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and six months ended June 30, 2012 and 2011.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three and six months ended June 30, 2012 and 2011, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Income Tax Litigation, Income Tax Audits, and Other Tax Matters in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy.  Following are updates to that discussion.

Income Tax Litigation

As discussed in the Form 10-K, in October 2010 the United States Tax Court entered a decision in favor of Entergy for tax years 1997 and 1998 regarding the ability to credit as a foreign tax credit the U.K. Windfall Tax against U.S. income tax.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit unanimously affirmed the U.S. Tax Court decision.  As a result of this decision, Entergy reversed its liability for uncertain tax positions associated with this issue.

Income Tax Audits

2008-2009 IRS Audit

In the third quarter 2008, Entergy Louisiana and Entergy Gulf States Louisiana received $679 million and $274.7 million, respectively, from the Louisiana Utilities Restoration Corporation (“LURC”).  These receipts from LURC were from the proceeds of a Louisiana Act 55 financing of the costs incurred to restore service following Hurricane Katrina and Hurricane Rita.  See Note 2 to the financial statements in the Form 10-K for further details regarding the financings.

In June 2012, Entergy effectively settled the tax treatment of the receipt of these funds, which resulted in an income tax benefit of $172 million for Entergy, including $143 million for Entergy Louisiana and $20 million for Entergy Gulf States Louisiana, which includes the effect of reversing liabilities for uncertain tax positions. Under the terms of an LPSC-approved settlement related to the benefits associated with Louisiana Act 55 financings, Entergy Louisiana and Entergy Gulf States Louisiana recorded, respectively, a $137 million ($84 million net-of-tax) and a $28 million ($17 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect their obligations to share the benefits with customers.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2012 are $159.7 million for Entergy, $7.2 million for Entergy Arkansas, $15.9 million for Entergy Gulf States Louisiana, $28.0 million for Entergy Louisiana, $1.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, $0.6 million for Entergy Texas, and $76.7 million for System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Vermont Yankee

In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years.  The renewed operating license expires in March 2032.  In May 2011 the Vermont Department of Public Service and the New England Coalition petitioned the United States Court of Appeals for the D.C. Circuit seeking judicial review of the NRC’s issuance of the renewed operating license, alleging that the license had been issued without a valid and effective water quality certification under Section 401 of the Clean Water Act.  Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. intervened in the proceeding. In June 2012 the Court of Appeals denied the appeal on the ground that the petitioners had failed to exhaust their administrative remedies before the NRC.  The petitioners have until early August 2012 to seek judicial review of that decision.

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

In January 2012, Entergy filed a motion requesting that the VPSB grant, based on the existing record in its proceeding, Vermont Yankee’s pending application for a new Certificate of Public Good.  Entergy subsequently filed another motion asking the VPSB to declare that title 3, section 814(b) of the Vermont statutes (3 V.S.A. § 814(b)) authorized Vermont Yankee to operate while the Certificate of Public Good proceeding was pending because Entergy had timely filed a petition for a new Certificate of Public Good that had not yet been decided.  In March 2012, the VPSB issued orders denying Entergy’s motion with respect to 3 V.S.A. § 814(b) but stating that the order did not require Vermont Yankee to cease operations, denying Entergy’s motion to issue a new Certificate of Public Good based on the existing record, determining to open a new docket and to create a new record to decide Vermont Yankee’s request for a new Certificate of Public Good (without prejudice to any rights that Entergy might have under 3 V.S.A. § 814(b)), and directing Entergy to file an amended Certificate of Public Good petition that identified the specific approvals it was seeking in light of the district court’s decision.  In April 2012, Entergy filed its amended Certificate of Public Good petition and in June 2012 filed its initial testimony in support of that petition.  The VPSB’s current schedule provides for proceedings concerning that petition to continue until August 2013.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Impairment

Because of the uncertainty regarding the continued operation of Vermont Yankee, Entergy has tested the recoverability of the plant and related assets each quarter since the first quarter 2010.  The determination of recoverability is based on the probability-weighted undiscounted net cash flows expected to be generated by the plant and related assets.  Projected net cash flows primarily depend on the status of the pending legal and state regulatory matters, as well as projections of future revenues and expenses over the remaining life of the plant.  In prior quarters, the probability-weighted undiscounted net cash flows exceeded the carrying value of the Vermont Yankee plant and related assets.  The decline, however, in the overall energy market and the projected forward prices of power as of March 31, 2012, which are significant inputs in the determination of net cash flows, resulted in the probability-weighted undiscounted future cash flows being less than the asset group’s carrying value.  Entergy performed a fair value analysis based on the income approach, a discounted cash flow method, to determine the amount of impairment. The estimated fair value of the plant and related assets at March 31, 2012 was $162.0 million, while the carrying value was $517.5 million.  Therefore, the assets were written down to their fair value and an impairment charge of $355.5 million ($223.5 million after-tax) was recognized.  The impairment charge is recorded as a separate line item in Entergy’s consolidated statement of income for the six months ended June 30, 2012, and is included within the results of the Entergy Wholesale Commodities segment.

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

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the consolidated financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $26.8 million and $37.6 million in the six months ended June 30, 2012 and 2011, respectively.  System Energy made payments on its lease, including interest, of $48.1 million and $47.4 million in the six months ended June 30, 2012 and 2011, respectively.

NOTE 13.  ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations.  Following is an update to that discussion.

In the second quarter 2012, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study.  The revised estimate resulted in a $48.9 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement costs asset that will be depreciated over the remaining life of the unit.

 In the second quarter 2012, Entergy Wholesale Commodities recorded a reduction of $60.6 million in the estimated decommissioning cost liability for a plant as a result of a revised decommissioning cost study.  The revised estimate resulted in a credit to decommissioning expense of $49 million, reflecting the excess of the reduction in the liability over the amount of the undepreciated asset retirement costs asset.

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2012, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants’ management, including their respective PEOs and PFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2012 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Results of Operations

Net Income

Second Quarter 2012 Compared to Second Quarter 2011

Net income decreased $4.5 million primarily due to higher other operation and maintenance expenses, partially offset by higher net revenue and a lower effective income tax rate.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income decreased $16.3 million primarily due to higher other operation and maintenance expenses and higher nuclear refueling outage expenses, partially offset by a lower effective income tax rate.

Net Revenue

Second Quarter 2012 Compared to Second Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2012 to the second quarter 2011.

Amount
(In Millions)

2011 net revenue	$319.2
Asset retirement obligation	2.9
Retail electric price	2.3
Net wholesale revenue	2.1
Volume/weather	1.1
Reserve equalization	(2.3)
Other	1.9
2012 net revenue	$327.2

The asset retirement obligation variance is primarily due to lower regulatory charges resulting from a decrease in interest earned on decommissioning trust investments.  There is no effect on net income as this interest is reflected in other income.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to higher unbilled revenue resulting from an increase in the Grand Gulf rider rate effective January 1, 2012 and also due to the effect of block rates.

The net wholesale revenue variance is primarily due to lower wholesale energy costs and higher wholesale billings to affiliate companies due to higher expenses.

The volume/weather variance is primarily due to an increase of 95 GWh, or 3%, in weather-adjusted usage in the residential and commercial sectors, substantially offset by the effects of milder weather, as compared to the prior period, primarily on residential sales.

The reserve equalization variance is primarily due to increased reserve equalization expenses as a result of changes in the Entergy Arkansas and Entergy System generation capacity compared to the same period in 2011.

Gross operating revenues and other regulatory credits

Gross operating revenues decreased primarily due to the June 2012 refund to AmerenUE of $30.6 million, including interest, in rough production cost equalization payments collected from AmerenUE.  Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE.  The result of the refund is a decrease in gross revenues with an offsetting increase in other regulatory credits.  See Note 2 to the financial statements herein for a discussion of the FERC order in the System Agreement Cost Equalization Proceedings.  The decrease was also due to a decrease of $7.6 million in fuel cost recovery revenues primarily due to changes in the energy cost recovery rider effective April 2011.  The energy cost recovery filings are discussed in Note 2 to the financial statements in the Form 10-K.  These decreases were partially offset by an increase of $16.4 million in rider revenues primarily due to higher System Agreement production cost equalization payments and more favorable volume/weather as discussed above.

Other regulatory credits increased primarily due to the June 2012 refund to AmerenUE, as discussed above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2012 to the six months ended June 30, 2011.

Amount
(In Millions)

2011 net revenue	$591.2
Volume/weather	(9.7)
Reserve equalization	(8.7)
Retail electric price	4.3
Energy cost recovery	3.4
Net wholesale revenue	2.8
Energy efficiency rider	2.6
Other	4.1
2012 net revenue	$590.0

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, primarily on residential sales, partially offset by an increase of 132 GWh, or 2%, in weather-adjusted usage in the residential and commercial sectors.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The reserve equalization variance is primarily due to increased reserve equalization expenses as a result of changes in the Entergy Arkansas and Entergy System generation capacity compared to the same period in 2011.  The variance is also due to a one-time credit recorded in 2011 related to the interruptible load proceeding.  See Note 2 to the financial statements for further discussion of the interruptible load proceeding.

The retail electric price variance is primarily due to higher unbilled revenue resulting from an increase in the Grand Gulf rider rate effective January 1, 2012 and also due to the effect of block rates.

The energy cost recovery variance resulted primarily from the annual adjustment to deferred fuel costs provided for in the energy cost recovery rider.

The net wholesale revenue variance is primarily due to lower wholesale energy costs and higher wholesale billings to affiliate companies due to higher expenses.

The energy efficiency rider variance is primarily due to higher energy efficiency program revenues as compared with the same period in 2011.  There is no effect on net income as these revenues are offset by costs included in other operation and maintenance expenses.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $18.2 million in rider revenues primarily due to higher System Agreement production cost equalization payments and an increase of $15.9 million in fuel cost recovery revenues primarily due to changes in the energy cost recovery rider effective April 2011.  The energy cost recovery filings are discussed in Note 2 to the financial statements in the Form 10-K.  The increase was partially offset by the June 2012 refund to AmerenUE of $30.6 million, including interest, in rough production cost equalization payments collected from AmerenUE.  Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE.  The result of the refund is a decrease in gross revenues with an offsetting increase in other regulatory credits.  See Note 2 to the financial statements herein for a discussion of the FERC order in the System Agreement Cost Equalization Proceedings.

Fuel expenses increased primarily due to an increase in the recovery from customers of deferred fuel costs.  Purchased power expenses decreased primarily due to a decrease in the average market price of purchase power.

Other regulatory credits increased primarily due to the June 2012 refund to AmerenUE, as discussed above.

Other Income Statement Variances

Second Quarter 2012 Compared to Second Quarter 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $3.6 million in compensation and benefits costs resulting from a decrease in the discount rate and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	$3.6 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business; and
•	an increase of $2.7 million in distribution and transmission contract costs.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher assessments and an increase in local franchise taxes resulting from higher commercial electric revenues, as compared with the same period in 2011.  Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

           Other income decreased primarily due to lower earnings in 2012 on decommissioning trust fund investments.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $8.1 million in compensation and benefits costs resulting from a decrease in the discount rate and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	$5.7 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business;
•	nuclear insurance refunds of $2.4 million received in 2011;
•	an increase of $2.1 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have no effect on net income; and
•	an increase of $1.9 million in nuclear generation expenses primarily due to higher contract costs.

The increase was somewhat offset by a decrease of $4.2 million in fossil-fueled generation expenses primarily due to higher plant outage costs due to a greater scope of work in 2011.

Nuclear refueling outage expenses increased primarily due to higher costs associated with the most recent outage as compared to the previous outages.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher assessments, and an increase in local franchise taxes resulting from higher commercial electric revenues, as compared with the same period in 2011.  Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Income Taxes

The effective income tax rates for the second quarter 2012 and the six months ended June 30, 2012 were 35.5% and 38.3% respectively.  The difference in the effective income tax rate for the second quarter 2012 versus the statutory rate of 35% is primarily due to state income taxes and book and tax differences related to the allowance for equity funds used during construction.  The difference in the effective income tax rate for the six months ended June 30, 2012 versus the federal statutory rate of 35% is primarily due to certain book and tax differences related to utility plant items, partially offset by a provision for uncertain tax positions.

The effective income tax rates for the second quarter 2011 and the six months ended June 30, 2011 were 40.7% and 41.3%, respectively.  The differences in the effective income tax rates for the second quarter 2011 and the six months ended June 30, 2011 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$22,599	$106,102

Cash flow provided by (used in):
Operating activities	145,931	164,799
Investing activities	(155,234)	(251,633)
Financing activities	2,119	(8,837)
Net decrease in cash and cash equivalents	(7,184)	(95,671)

Cash and cash equivalents at end of period	$15,415	$10,431

Operating Activities

           Net cash flow provided by operating activities decreased $18.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the $156 million System Agreement bandwidth remedy payment in January 2012 as a result of the payment required to implement the FERC’s remedy for the period June – December 2005.  See Note 2 to the financial statements herein and  in the Form 10-K for a discussion of the System Agreement bandwidth remedy payment.  The decrease was also due to the $30.6 million refund, including interest, to AmerenUE as discussed above.  The decrease was partially offset by a decrease of $68 million in pension contributions and the increased recovery of fuel costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $96.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.  The decrease was partially offset by money pool activity, the repayment in 2011 by System Fuels of Entergy Arkansas’s $11 million investment in System Fuels, and an increase in construction expenditures primarily due to increased transmission reliability work in 2012.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $17.4 million for the six months ended June 30, 2012, compared to decreasing by $29.5 million for the six months ended June 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s financing activities provided $2.1 million of cash for the six months ended June 30, 2012 compared to using $8.8 million of cash for the six months ended June 30, 2011 primarily due to money pool activity and $29 million in dividends paid on common stock in 2011, partially offset by the issuance in June 2011 of $55 million of Series J notes by the nuclear fuel company variable interest entity.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $46.2 million for the six months ended June 30, 2012.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2012	December 31, 2011

Debt to capital	53.6%	55.0%
Effect of excluding the securitization bonds	(1.4)%	(1.5)%
Debt to capital, excluding securitization bonds (1)	52.2%	53.5%
Effect of subtracting cash	(0.3)%	(0.3)%
Net debt to net capital, excluding securitization bonds (1)	51.9%	53.2%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
(In Thousands)

($46,219)	$17,362	$11,992	$41,463

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has credit facilities in the amount of $20 million and $150 million scheduled to expire in April 2013 and March 2017, respectively.  No borrowings were outstanding under the credit facilities as of June 30, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Hot Spring Energy Facility Purchase Agreement

See the Form 10-K for a discussion of Entergy Arkansas’s agreement to acquire the Hot Spring Energy Facility.  In July 2011, Entergy Arkansas filed its application with the APSC requesting approval of the acquisition and full cost recovery.  In July 2012 the APSC approved the acquisition and cost recovery through a capacity acquisition rider and set the level of return on equity at the level established in Entergy Arkansas’s June 2009 base rate proceeding.  The parties have satisfied their obligations under the Hart-Scott-Rodino Act.  The U.S. Department of Justice (DOJ) review of the transaction is ongoing.  Closing has been delayed while the DOJ continues its review.  Entergy Arkansas does not know when the DOJ will conclude its review or the extent to which its review of the transaction will be affected by the ongoing civil investigation of competitive issues concerning the Utility operating companies that is discussed in the Form 10-K.

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

Federal Regulation

See “Entergy’s Proposal to Join the MISO RTO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$502,022	$516,833	$977,200	$960,331

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	112,126	86,882	246,928	169,113
Purchased power	94,373	115,489	173,169	208,343
Nuclear refueling outage expenses	11,763	10,258	23,550	20,219
Other operation and maintenance	140,458	127,246	265,831	244,230
Decommissioning	10,042	9,442	19,930	18,739
Taxes other than income taxes	21,713	18,952	42,397	38,531
Depreciation and amortization	55,364	54,252	110,605	109,510
Other regulatory credits - net	(31,716)	(4,760)	(32,925)	(8,331)
TOTAL	414,123	417,761	849,485	800,354

OPERATING INCOME	87,899	99,072	127,715	159,977

OTHER INCOME
Allowance for equity funds used during construction	2,508	1,815	4,233	2,880
Interest and investment income	1,515	5,381	7,372	9,161
Miscellaneous - net	(1,190)	(1,140)	(2,643)	(1,889)
TOTAL	2,833	6,056	8,962	10,152

INTEREST EXPENSE
Interest expense	20,425	20,960	41,175	42,023
Allowance for borrowed funds used during construction	(634)	(622)	(1,076)	(1,101)
TOTAL	19,791	20,338	40,099	40,922

INCOME BEFORE INCOME TAXES	70,941	84,790	96,578	129,207

Income taxes	25,186	34,492	36,949	53,301

NET INCOME	45,755	50,298	59,629	75,906

Preferred dividend requirements	1,718	1,718	3,437	3,437

EARNINGS APPLICABLE TO
COMMON STOCK	$44,037	$48,580	$56,192	$72,469

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$59,629	$75,906
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	178,020	167,451
Deferred income taxes, investment tax credits, and non-current taxes accrued	35,685	53,803
Changes in assets and liabilities:
Receivables	(40,737)	(42,944)
Fuel inventory	2,539	719
Accounts payable	(100,250)	35,435
Taxes accrued and prepaid taxes	(730)	(7,142)
Interest accrued	(2,090)	2,204
Deferred fuel costs	75,835	9,409
Other working capital accounts	27,362	(22,042)
Provisions for estimated losses	245	(2,486)
Other regulatory assets	38,729	13,074
Pension and other postretirement liabilities	(22,427)	(91,437)
Other assets and liabilities	(105,879)	(27,151)
Net cash flow provided by operating activities	145,931	164,799

INVESTING ACTIVITIES
Construction expenditures	(183,154)	(173,311)
Allowance for equity funds used during construction	6,060	3,518
Nuclear fuel purchases	(41,104)	(110,848)
Proceeds from sale of nuclear fuel	49,879	-
Proceeds from nuclear decommissioning trust fund sales	88,424	46,176
Investment in nuclear decommissioning trust funds	(92,706)	(57,102)
Change in money pool receivable - net	17,362	29,471
Investment in affiliates	-	10,994
Remittances to transition charge account	(7,459)	(6,867)
Payments from transition charge account	7,464	6,336
Net cash flow used in investing activities	(155,234)	(251,633)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	54,905
Retirement of long-term debt	(5,987)	(4,145)
Changes in short-term borrowings - net	(33,887)	(27,160)
Changes in money pool payable - net	46,219	-
Dividends paid:
Common stock	-	(29,000)
Preferred stock	(3,437)	(3,437)
Other	(789)	-
Net cash flow provided by (used in) financing activities	2,119	(8,837)

Net decrease in cash and cash equivalents	(7,184)	(95,671)

Cash and cash equivalents at beginning of period	22,599	106,102

Cash and cash equivalents at end of period	$15,415	$10,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$40,714	$37,358
Income taxes	$(6,897)	$-

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$15,415	$4,712
Temporary cash investments	-	17,887
Total cash and cash equivalents	15,415	22,599
Securitization recovery trust account	3,885	3,890
Accounts receivable:
Customer	104,771	90,940
Allowance for doubtful accounts	(26,430)	(26,155)
Associated companies	45,034	58,030
Other	62,360	66,838
Accrued unbilled revenues	98,008	70,715
Total accounts receivable	283,743	260,368
Deferred fuel costs	67,716	209,776
Fuel inventory - at average cost	46,350	48,889
Materials and supplies - at average cost	145,982	143,343
Deferred nuclear refueling outage costs	26,984	49,047
System agreement cost equalization	35,380	36,800
Prepayments and other	9,780	8,562
TOTAL	635,235	783,274

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	575,453	541,657
Non-utility property - at cost (less accumulated depreciation)	1,674	1,677
Other	3,182	3,182
TOTAL	580,309	546,516

UTILITY PLANT
Electric	8,213,374	8,079,732
Property under capital lease	1,195	1,234
Construction work in progress	134,782	120,211
Nuclear fuel	274,559	272,593
TOTAL UTILITY PLANT	8,623,910	8,473,770
Less - accumulated depreciation and amortization	3,918,362	3,833,596
UTILITY PLANT - NET	4,705,548	4,640,174

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	66,225	-
Regulatory asset for income taxes - net	80,502	87,357
Other regulatory assets (includes securitization property of
$99,643 as of June 30, 2012 and $105,762 as of
December 31, 2011)	1,095,037	1,126,911
Other	32,795	27,980
TOTAL	1,274,559	1,242,248

TOTAL ASSETS	$7,195,651	$7,212,212

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$-
Short-term borrowings	27	33,914
Accounts payable:
Associated companies	171,562	228,163
Other	133,713	138,054
Customer deposits	84,695	81,074
Taxes accrued	35,551	36,281
Accumulated deferred income taxes	48,783	124,267
Interest accrued	27,791	29,881
Other	27,411	23,305
TOTAL	559,533	694,939

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,816,919	1,708,760
Accumulated deferred investment tax credits	41,943	42,939
Other regulatory liabilities	127,551	133,960
Decommissioning	660,158	640,228
Accumulated provisions	5,885	5,640
Pension and other postretirement liabilities	516,598	539,016
Long-term debt (includes securitization bonds of $107,782 as
of June 30, 2012 and $113,761 as of December 31, 2011)	1,840,015	1,875,921
Other	10,383	10,335
TOTAL	5,019,452	4,956,799

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2012
and 2011	470	470
Paid-in capital	588,444	588,444
Retained earnings	911,402	855,210
TOTAL	1,500,316	1,444,124

TOTAL LIABILITIES AND EQUITY	$7,195,651	$7,212,212

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2010	$470	$588,444	$814,992	$1,403,906

Net income	-	-	75,906	75,906
Common stock dividends	-	-	(29,000)	(29,000)
Preferred stock dividends	-	-	(3,437)	(3,437)

Balance at June 30, 2011	$470	$588,444	$858,461	$1,447,375

Balance at December 31, 2011	$470	$588,444	$855,210	$1,444,124

Net income	-	-	59,629	59,629
Preferred stock dividends	-	-	(3,437)	(3,437)

Balance at June 30, 2012	$470	$588,444	$911,402	$1,500,316

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$162	$157	$5	3
Commercial	114	107	7	7
Industrial	104	101	3	3
Governmental	6	6	-	-
Total retail	386	371	15	4
Sales for resale:
Associated companies	73	73	0	-
Non-associated companies	(8)	23	(31)	(135)
Other	51	50	1	2
Total	$502	$517	$(15)	(3)

Billed Electric Energy
Sales (GWh):
Residential	1,637	1,654	(17)	(1)
Commercial	1,483	1,425	58	4
Industrial	1,682	1,704	(22)	(1)
Governmental	63	65	(2)	(3)
Total retail	4,865	4,848	17	-
Sales for resale:
Associated companies	1,758	1,723	35	2
Non-associated companies	243	301	(58)	(19)
Total	6,866	6,872	(6)	-

	Six Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$337	$332	$5	2
Commercial	216	199	17	9
Industrial	198	184	14	8
Governmental	11	9	2	22
Total retail	762	724	38	5
Sales for resale:
Associated companies	150	137	13	9
Non-associated companies	9	47	(38)	(81)
Other	56	52	4	8
Total	$977	$960	$17	2

Billed Electric Energy
Sales (GWh):
Residential	3,624	3,905	(281)	(7)
Commercial	2,823	2,785	38	1
Industrial	3,281	3,317	(36)	(1)
Governmental	126	129	(3)	(2)
Total retail	9,854	10,136	(282)	(3)
Sales for resale:
Associated companies	3,869	3,381	488	14
Non-associated companies	508	625	(117)	(19)
Total	14,231	14,142	89	1

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

Results of Operations

Net Income

Second Quarter 2012 Compared to Second Quarter 2011

Net income remained relatively unchanged.  A $19.8 million income tax benefit resulting from an IRS settlement in June 2012 related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing was largely offset by a $27.7 million ($17 million net-of-tax) regulatory charge that reduced net revenue because the benefit will be shared with customers.  The increase in other operation and maintenance expenses explained below also offset the net income benefit of the tax settlement.  See Note 10 to the financial statements for additional discussion of the tax settlement and benefit sharing.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income decreased $18.3 million primarily due to lower net revenue and higher other operation and maintenance expenses.  These items were partially offset by the $19.8 million income tax benefit resulting from an IRS settlement in June 2012 related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which also resulted in a $27.7 million ($17 million net-of-tax) regulatory charge that reduced net revenue because the benefit will be shared with customers. See Note 10 to the financial statements for additional discussion of the tax settlement and benefit sharing.

Net Revenue

Second Quarter 2012 Compared to Second Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2012 to the second quarter 2011.

Amount
(In Millions)

2011 net revenue	$239.6
Louisiana Act 55 financing tax settlement sharing	(27.7)
Retail electric price	(5.3)
Other	3.9
2012 net revenue	$210.5

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

           The Louisiana Act 55 financing tax settlement sharing variance results from a regulatory charge because the benefit of the settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The retail electric price variance is primarily due to increased affiliate purchased power capacity costs recovered through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements herein and in the Form 10-K.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $61.6 million in fuel cost recovery revenues primarily due to lower fuel rates and a decrease of $36.2 million in gross wholesale revenues due to a decrease in sales to affiliated customers. Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to:

•	a decrease in the average market price of purchased power, partially offset by increased volume as a result of displacement of nuclear generation resulting from the 2011 River Bend refueling outage;
•	a decrease in natural gas fuel expense primarily due to a decrease in the market price of natural gas; and
•	a decrease in deferred fuel expense as a result of lower fuel cost recovery revenues in 2012.

Other regulatory charges increased primarily due to a settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing because the settlement will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2012 to the six months ended June 30, 2011.

Amount
(In Millions)

2011 net revenue	$464.7
Louisiana Act 55 financing tax settlement sharing	(27.7)
Volume/weather	(11.0)
Retail electric price	(6.2)
Net wholesale revenue	(4.2)
Other	(1.2)
2012 net revenue	$414.4

The Louisiana Act 55 financing tax settlement sharing variance results from a regulatory charge because the benefit of the settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales, partially offset by an increase of 249 GWh, or 3%, in weather-adjusted usage across all sectors.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to increased affiliate purchased power capacity costs recovered through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements herein and in the Form 10-K.

The net wholesale revenue variance is primarily due to lower price.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $87.6 million in fuel cost recovery revenues primarily due to lower fuel rates, a decrease of $81.4 million in gross wholesale revenues due to a decrease in sales to affiliated customers, and the decrease related to volume/weather, as discussed above. Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power.

Other regulatory charges increased primarily due to a settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing because the settlement will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Other Income Statement Variances

Second Quarter 2012 Compared to Second Quarter 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $4.5 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $2.5 million in fossil-fueled generation expenses resulting primarily from increased plant outages and an increased scope of work as compared to the prior year; and
•	an increase of $1.9 million in nuclear generation expenses primarily due to higher labor costs, including higher contract labor.

The increase was partially offset by the deferral, as approved by the LPSC and the FERC, of costs incurred through June 2012 related to the transition and implementation of joining the MISO RTO, which reduced expenses by $4.8 million.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $6.9 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

•	an increase of $6.0 million in fossil-fueled generation expenses resulting primarily from increased plant outages and an increased scope of work as compared to the prior year; and
•	an increase of $3.1 million in nuclear generation expenses primarily due to higher labor costs, including higher contract labor.

The increase was partially offset by the deferral, as approved by the LPSC and the FERC, of costs incurred through June 2012 related to the transition and implementation of joining the MISO RTO, which reduced expenses by $4.2 million, and a decrease of $2.6 million in transmission expenses primarily due to lower transmission equalization expenses incurred under the System Agreement in 2012.

Income Taxes

The effective income tax rate was (12.4)% for the second quarter 2012 and 13.3% for the six months ended June 30, 2012.  The differences in the effective income tax rates for the second quarter 2012 and for the six months ended June 30, 2012 versus the federal statutory rate of 35% are primarily due to the reversal of the provision for uncertain tax positions related to an IRS settlement on how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs and the book and tax difference related to the non-taxable income distributions earned on preferred membership interests.

The effective income tax rate was 37.3% for the second quarter 2011 and 36.1% for the six months ended June 30, 2011.  The differences in the effective income tax rates for the second quarter 2011 and for the six months ended June 30, 2011 versus the federal statutory rate of 35% were primarily due to state income taxes, certain book and tax differences related to utility plant items, and flow-through tax accounting, partially offset by the book and tax difference related to the non-taxable income distributions earned on preferred membership interests and the amortization of investment tax credits.

Correction of Regulatory Asset for Income Taxes

See Note 2 to the financial statements herein for a discussion of the financial statement effects of a correction to Entergy Gulf States Louisiana’s regulatory asset for income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$24,845	$155,173

Cash flow provided by (used in):
Operating activities	289,413	176,653
Investing activities	(196,317)	(203,048)
Financing activities	(60,474)	(90,861)
Net increase (decrease) in cash and cash equivalents	32,622	(117,256)

Cash and cash equivalents at end of period	$57,467	$37,917

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $112.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to:

•
an increase in the recovery of fuel and purchased power costs due to System Agreement bandwidth remedy payments of $75 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June – December 2005.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings; and

•
a decrease of $10.5 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $6.7 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to:

•	$51 million in proceeds from the sale of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party in 2012;
•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	a decrease in nuclear construction expenditures as a result of the River Bend refueling outage in 2011. River Bend had a refueling outage in 2011 and did not have one in 2012.

The decrease was offset by:

•	money pool activity;
•	an increase in fossil-fueled generation construction expenses due to an increased scope of work in 2012; and
•	an increase in transmission construction expenses due to reliability work performed in 2012.

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $122.1 million for the six months ended June 30, 2012 compared to increasing by $28.5 million for the six months ended June 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility operating companies’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $30.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a decrease of $99.7 million in common equity distributions. The decrease was offset by a payment of $25.9 million on credit borrowings for the six months ended June 30, 2012 compared to an increase of $32.1 million in credit borrowings for the six months ended June 30, 2011 against the nuclear fuel company variable interest entity credit facility and the redemption of $10.8 million of pollution control bonds in 2012.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2012	December 31, 2011

Debt to capital	51.8%	53.6%
Effect of subtracting cash	(1.0)%	(0.4)%
Net debt to net capital	50.8%	53.2%

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

Entergy Gulf States Louisiana’s receivables from the money pool were as follows:

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
(In Thousands)

$145,687	$23,596	$91,453	$63,003

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of June 30, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

In April 2012, Entergy Gulf States Louisiana redeemed, prior to maturity, its $10.84 million 5.8% Series pollution control revenue bonds due April 2016.

In July 2012, Entergy Gulf States Louisiana VIE issued $75 million of 3.25% Series Q notes due July 2017.  Entergy Gulf States used the proceeds to pay, at maturity, its $60 million 5.41% Series O notes due July 2012 and to repay borrowings of $3.5 million under its $85 million VIE credit facility.

In the first quarter 2012, Entergy Gulf States Louisiana sold to a third party for $51 million a portion of its investment in Entergy Holdings Company’s Class A preferred membership interests.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

New Nuclear Development

Entergy Gulf States Louisiana and Entergy Louisiana are developing a project option for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in the rate case filings that are anticipated in January 2013, fully reserving the LPSC’s right to determine the recoverability of such costs in rates.

Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s Ninemile Point Unit 6 self-build project.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of the facility.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of its allocated share of the capacity and energy generated by Ninemile 6.  In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Louisiana and Entergy Gulf States Louisiana, and Entergy Louisiana has given the contractor a full notice to proceed with the construction.  Under the terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans, if one is in effect when the project is placed in service; alternatively, Entergy Louisiana and Entergy Gulf States Louisiana must file rate cases approximately 12 months prior to the expected in-service date.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  Following is an update to that discussion.

In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflects an 11.94% earned return on common equity, which is above the earnings bandwidth and indicates a $6.5 million cost of service rate change is necessary under the formula rate plan.  The filing also reflects a $22.9 million rate decrease for incremental capacity costs.  The filing is currently subject to LPSC review.

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  In April 2012, the LPSC Staff filed its findings, suggesting adjustments that will produce an 11.54% earned return on common equity for the test year and a $0.1 million rate reduction.  Entergy Gulf States Louisiana accepted the LPSC Staff’s recommendations, and the rate reduction was effective with the first billing cycle of May 2012.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Industrial and Commercial Customers

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Federal Regulation

See “Entergy’s Proposal to Join the MISO RTO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

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

(Page left blank intentionally)

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$392,993	$511,648	$775,179	$978,689
Natural gas	8,363	10,914	25,799	39,771
TOTAL	401,356	522,562	800,978	1,018,460

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	25,130	75,923	96,427	156,558
Purchased power	137,347	207,389	261,511	398,497
Nuclear refueling outage expenses	4,367	4,324	8,732	9,342
Other operation and maintenance	92,424	87,472	178,059	166,485
Decommissioning	3,728	3,522	7,404	6,993
Taxes other than income taxes	17,692	18,777	36,587	37,578
Depreciation and amortization	36,290	35,675	72,387	71,399
Other regulatory charges (credits) - net	28,341	(380)	28,608	(1,322)
TOTAL	345,319	432,702	689,715	845,530

OPERATING INCOME	56,037	89,860	111,263	172,930

OTHER INCOME
Allowance for equity funds used during construction	2,490	2,163	4,752	3,903
Interest and investment income	8,670	10,473	19,908	19,831
Miscellaneous - net	(2,485)	(1,712)	(5,112)	(3,873)
TOTAL	8,675	10,924	19,548	19,861

INTEREST EXPENSE
Interest expense	20,836	21,231	41,891	42,580
Allowance for borrowed funds used during construction	(965)	(828)	(1,864)	(1,693)
TOTAL	19,871	20,403	40,027	40,887

INCOME BEFORE INCOME TAXES	44,841	80,381	90,784	151,904

Income taxes (benefit)	(5,548)	29,976	12,036	54,879

NET INCOME	50,389	50,405	78,748	97,025

Preferred distribution requirements and other	206	206	412	412

EARNINGS APPLICABLE TO COMMON EQUITY	$50,183	$50,199	$78,336	$96,613

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

Net Income	$50,389	$50,405	$78,748	$97,025
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $6,763, $508, $7,544, and $1,015)	10,507	486	11,535	1,229
Other comprehensive income	10,507	486	11,535	1,229
Comprehensive Income	$60,896	$50,891	$90,283	$98,254

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$78,748	$97,025
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	102,930	101,561
Deferred income taxes, investment tax credits, and non-current taxes accrued	16,197	11,951
Changes in working capital:
Receivables	63,010	(58,808)
Fuel inventory	(10,399)	(2,435)
Accounts payable	18,656	(17,147)
Prepaid taxes and taxes accrued	62,389	63,111
Interest accrued	(1,280)	(692)
Deferred fuel costs	(34,570)	(38,044)
Other working capital accounts	(6,475)	(10,757)
Changes in provisions for estimated losses	(4,625)	840
Changes in other regulatory assets	3,691	18,182
Changes in pension and other postretirement liabilities	(291)	(14,164)
Other	1,432	26,030
Net cash flow provided by operating activities	289,413	176,653

INVESTING ACTIVITIES
Construction expenditures	(128,809)	(108,261)
Allowance for equity funds used during construction	4,752	3,903
Nuclear fuel purchases	(21,983)	(70,728)
Proceeds from the sale of nuclear fuel	26,820	9,647
Proceeds from nuclear decommissioning trust fund sales	60,821	20,668
Investment in nuclear decommissioning trust funds	(70,155)	(29,749)
Change in money pool receivable - net	(122,091)	(28,450)
Proceeds from the sale of investment	51,000	-
Changes in other investments	3,328	(78)
Net cash flow used in investing activities	(196,317)	(203,048)

FINANCING ACTIVITIES
Retirement of long-term debt	(10,840)	-
Changes in credit borrowings - net	(25,900)	32,100
Dividends/distributions paid:
Common equity	(22,600)	(122,250)
Preferred membership interests	(412)	(412)
Other	(722)	(299)
Net cash flow used in financing activities	(60,474)	(90,861)

Net increase (decrease) in cash and cash equivalents	32,622	(117,256)

Cash and cash equivalents at beginning of period	24,845	155,173

Cash and cash equivalents at end of period	$57,467	$37,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$41,633	$41,695
Income taxes	$-	$(7)

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,651	$217
Temporary cash investments	55,816	24,628
Total cash and cash equivalents	57,467	24,845
Accounts receivable:
Customer	47,047	61,648
Allowance for doubtful accounts	(660)	(843)
Associated companies	239,222	171,431
Other	20,685	22,082
Accrued unbilled revenues	58,260	51,155
Total accounts receivable	364,554	305,473
Fuel inventory - at average cost	33,648	23,249
Materials and supplies - at average cost	118,131	114,075
Deferred nuclear refueling outage costs	12,507	21,066
Prepayments and other	10,942	5,180
TOTAL	597,249	493,888

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	289,664	339,664
Decommissioning trust funds	452,525	420,917
Non-utility property - at cost (less accumulated depreciation)	164,236	164,712
Storm reserve escrow account	86,921	90,249
Other	13,216	12,701
TOTAL	1,006,562	1,028,243

UTILITY PLANT
Electric	7,175,391	7,068,657
Natural gas	132,609	129,950
Construction work in progress	115,371	122,051
Nuclear fuel	169,059	206,031
TOTAL UTILITY PLANT	7,592,430	7,526,689
Less - accumulated depreciation and amortization	3,954,519	3,906,353
UTILITY PLANT - NET	3,637,911	3,620,336

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	172,557	173,724
Other regulatory assets	332,348	333,898
Deferred fuel costs	100,124	100,124
Other	15,468	13,506
TOTAL	620,497	621,252

TOTAL ASSETS	$5,862,219	$5,763,719

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$135,000	$60,000
Accounts payable:
Associated companies	85,698	73,305
Other	101,646	101,009
Customer deposits	48,614	49,734
Taxes accrued	169,756	107,367
Accumulated deferred income taxes	22,195	5,107
Interest accrued	24,804	26,084
Deferred fuel costs	62,608	97,178
Pension and other postretirement liabilities	8,039	7,911
Gas hedge contracts	2,904	8,572
Other	16,866	15,294
TOTAL	678,130	551,561

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,331,457	1,368,563
Accumulated deferred investment tax credits	79,916	81,520
Other regulatory liabilities	113,050	75,721
Decommissioning and asset retirement cost liabilities	370,157	359,792
Accumulated provisions	94,408	99,033
Pension and other postretirement liabilities	332,253	332,672
Long-term debt	1,370,810	1,482,430
Long-term payables - associated companies	30,181	31,254
Other	59,822	47,397
TOTAL	3,782,054	3,878,382

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,450,110	1,393,386
Accumulated other comprehensive loss	(58,075)	(69,610)
TOTAL	1,402,035	1,333,776

TOTAL LIABILITIES AND EQUITY	$5,862,219	$5,763,719

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2012 and 2011
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$10,000	$1,494,593	$(40,304)	$1,464,289

Net income	-	97,025	-	97,025
Other comprehensive income	-	-	1,229	1,229
Dividends/distributions declared on common equity	-	(122,250)	-	(122,250)
Dividends/distributions declared on preferred membership interests	-	(412)	-	(412)
Other	-	(15)	-	(15)

Balance at June 30, 2011	$10,000	$1,468,941	$(39,075)	$1,439,866

Balance at December 31, 2011	$10,000	$1,393,386	$(69,610)	$1,333,776

Net income	-	78,748	-	78,748
Member contribution	-	1,000	-	1,000
Other comprehensive income	-	-	11,535	11,535
Dividends/distributions declared on common equity	-	(22,600)	-	(22,600)
Dividends/distributions declared on preferred membership interests	-	(412)	-	(412)
Other	-	(12)	-	(12)

Balance at June 30, 2012	$10,000	$1,450,110	$(58,075)	$1,402,035

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$88	$110	$(22)	(20)
Commercial	82	103	(21)	(20)
Industrial	92	128	(36)	(28)
Governmental	4	6	(2)	(33)
Total retail	266	347	(81)	(23)
Sales for resale:
Associated companies	94	126	(32)	(25)
Non-associated companies	11	15	(4)	(27)
Other	22	24	(2)	(8)
Total	$393	$512	$(119)	(23)

Billed Electric Energy
Sales (GWh):
Residential	1,242	1,229	13	1
Commercial	1,325	1,275	50	4
Industrial	2,336	2,345	(9)	-
Governmental	54	54	0	-
Total retail	4,957	4,903	54	1
Sales for resale:
Associated companies	1,720	2,262	(542)	(24)
Non-associated companies	274	306	(32)	(10)
Total	6,951	7,471	(520)	(7)

	Six Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$176	$220	$(44)	(20)
Commercial	168	200	(32)	(16)
Industrial	198	243	(45)	(19)
Governmental	9	11	(2)	(18)
Total retail	551	674	(123)	(18)
Sales for resale:
Associated companies	178	245	(67)	(27)
Non-associated companies	14	28	(14)	(50)
Other	32	32	0	-
Total	$775	$979	$(204)	(21)

Billed Electric Energy
Sales (GWh):
Residential	2,301	2,476	(175)	(7)
Commercial	2,503	2,488	15	1
Industrial	4,531	4,520	11	-
Governmental	113	107	6	6
Total retail	9,448	9,591	(143)	(1)
Sales for resale:
Associated companies	3,563	4,136	(573)	(14)
Non-associated companies	444	510	(66)	(13)
Total	13,455	14,237	(782)	(5)

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

Results of Operations

Net Income

Second Quarter 2012 Compared to Second Quarter 2011

Net income increased $55.6 million primarily due to the IRS tax settlement, in June 2012, related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which resulted in a $142.7 million income tax benefit.  The net income increase was partially offset by a $137.1 million ($84.3 million net-of-tax) regulatory charge, which reduced net revenue, because the benefit will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income increased $48.6 million primarily due to the IRS tax settlement, in June 2012, related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which resulted in a $142.7 million income tax benefit.  The net income increase was partially offset by a $137.1 million ($84.3 million net-of-tax) regulatory charge, which reduced net revenue, because the benefit will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Net Revenue

Second Quarter 2012 Compared to Second Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2012 to the second quarter 2011.

Amount
(In Millions)

2011 net revenue	$286.0
Louisiana Act 55 financing tax settlement sharing	(137.1)
Volume/weather	4.2
Other	1.7
2012 net revenue	$154.8

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The Louisiana Act 55 financing tax settlement sharing variance results from a regulatory charge because the benefits of the settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to increased usage in the industrial sector as a result of increased consumption by a large industrial customer in the chemical industry as a result of plant expansion, partially offset by the effect of milder weather as compared to the previous year on residential and commercial sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $85.2 million in fuel cost recovery revenues primarily due to lower fuel rates.  Entergy Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power, partially offset by an increase in the recovery from customers of deferred fuel costs.

Other regulatory charges increased primarily due to a settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing because the settlement will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2012 to the six months ended June 30, 2011.

Amount
(In Millions)

2011 net revenue	$519.8
Louisiana Act 55 financing tax settlement sharing	(137.1)
Volume/weather	(8.7)
Retail electric price	12.4
Other	4.0
2012 net revenue	$390.4

The Louisiana Act 55 financing tax settlement sharing variance results from a regulatory charge because the benefits of the settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to the effect of milder weather as compared to the previous year on residential and commercial sales, offset by increased usage in the industrial sector as a result of increased consumption by a large industrial customer in the chemical industry as a result of plant expansion.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $111.5 million in fuel cost recovery revenues primarily due to lower fuel rates and a decrease of $20.1 million in gross wholesale revenues due to a decrease in sales to affiliated customers.  Entergy Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power, partially offset by an increase in the recovery from customers of deferred fuel costs.

Other regulatory charges increased primarily due to a settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing because the settlement will be shared with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Other Income Statement Variances

Second Quarter 2012 Compared to Second Quarter 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.5 million in fossil-fueled generation expenses due to an overall higher scope of outages compared to prior year and the addition of Acadia Unit 2 in April 2011;
•
an increase of $4.2 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	an increase of $3.4 million in distribution expenses due to the timing of contract work.

The increase was partially offset by the deferral, as approved by the LPSC and the FERC, of costs incurred through June 2012 related to the transition and implementation of joining the MISO RTO, which reduced expenses by $6.1 million.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $7.8 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $7.3 million in fossil-fueled generation expenses due to an overall higher scope of outages compared to prior year and the addition of Acadia Unit 2 in April 2011; and
•	an increase of $3.7 million in distribution expenses due to the timing of contract work.

The increase was partially offset by the deferral, as approved by the LPSC and the FERC, of costs incurred through June 2012 related to the transition and implementation of joining the MISO RTO, which reduced expenses by $5.2 million.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the acquisition of the Acadia Unit 2 in 2011.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Income Taxes

The effective income tax rate was 409.3% for the second quarter 2012 primarily because earnings before income taxes was a loss due to the regulatory charge resulting from the settlement of how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs and the reversal of the provision for the uncertain tax position related to that item.  The difference in the effective income tax rate for the second quarter 2012 versus the federal statutory rate of 35% is primarily due to the reversal of the provision for uncertain tax positions related to the IRS settlement and the book and tax difference related to the non-taxable income distributions earned on preferred membership interests.

The effective income tax rate was 2,586.5% for the six months ended June 30, 2012 primarily because earnings before income taxes was a loss due to the regulatory charge resulting from the settlement of how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs and the reversal of the provision for the uncertain tax position related to that item.  The difference in the effective income tax rate for the six months ended June 30, 2012 versus the federal statutory rate of 35% is primarily due to the reversal of the provision for uncertain tax positions related to the settlement, the book and tax difference related to the non-taxable income distributions earned on preferred membership interests, book and tax differences related to the allowance for equity funds used during construction, and the amortization of investment tax credits.

The effective income tax rate was 26.5% for the second quarter 2011 and 24.3% for the six months ended June 30, 2011.  The differences in the effective income tax rates for the second quarter 2011 and the six months ended June 30, 2011 versus the federal statutory rate of 35% were primarily due to the book and tax difference related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$878	$123,254

Cash flow provided by (used in):
Operating activities	209,114	51,486
Investing activities	(211,327)	(578,247)
Financing activities	11,316	405,519
Net increase (decrease) in cash and cash equivalents	9,103	(121,242)

Cash and cash equivalents at end of period	$9,981	$2,012

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $157.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the purchase in 2011 of $28.1 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies, a decrease of $23.4 million in pension contributions, and increased recovery of fuel costs due to an increase in the amount of deferred fuel to be recovered compared to last year.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $366.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to:

•	the purchase of the Acadia Unit 2 for approximately $300 million in April 2011;
•
a decrease in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase in fossil construction expenditures due to spending on the Ninemile Unit 6 Self-Build project; and
•	receipts of $14.4 million in 2012 from the storm reserve escrow account.

The decrease was partially offset by the following:

•	a decrease in nuclear construction expenditures due to various nuclear projects implemented in 2011;
•	a decrease in transmission construction expenditures due to load addition and reliability work performed in 2011; and
•	money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $20.9 million for the six months ended June 30, 2012 compared to decreasing by $49.9 million for the six months ended June 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $394.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the following cash flow activity:

•	money pool activity;
•	the issuance of $250 million of 1.875% Series first mortgage bonds in January 2012 compared to the issuance of $200 million of 4.8% Series first mortgage bonds in March 2011;
•	the payment on credit borrowings of $50 million on Entergy Louisiana’s credit facility in 2012 compared to borrowings of $100 million on the credit facility in 2011;
•	the issuance of the $20 million Series F note by the nuclear fuel company variable interest entity in March 2011;
•	a principal payment of $19.6 million in 2012 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $30.3 million in 2011;
•	a principal payment of $12.3 million in 2012 for the Senior Secured Investment Recovery bonds;
•
the payment on borrowings of $31.8 million on the nuclear fuel company variable interest entity’s credit facility in 2012 compared to an increase in borrowings of $41.6 million on the nuclear fuel company variable interest entity’s credit facility in 2011; and

•	a decrease of $30.6 million in common equity dividends in 2012.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $118.4 million for the six months ended June 30, 2012 compared to increasing by $111.8 million for the six months ended June 30, 2011.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2012	December 31, 2011

Debt to capital	47.2%	47.2%
Effect of excluding securitization bonds	(2.1)%	(2.3)%
Debt to capital, excluding securitization bonds (1)	45.1%	44.9%
Effect of subtracting cash	(0.1)%	-%
Net debt to net capital, excluding securitization bonds (1)	45.0%	44.9%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
(In Thousands)

$20,910	($118,415)	($111,848)	$49,887

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of June 30, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

In January 2012, Entergy Louisiana issued $250 million of 1.875% Series first mortgage bonds due December 2014.  Entergy Louisiana used a portion of the proceeds to repay short-term borrowings under the Entergy System money pool.

In July 2012, Entergy Louisiana issued $200 million of 5.25% Series first mortgage bonds due July 2052.  Entergy Louisiana used the proceeds for general corporate purposes.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In August 2012, the Entergy Louisiana nuclear fuel company variable interest entity issued $25 million of 3.25% Series G notes due July 2017.

New Nuclear Development

See the Form 10-K for a discussion of the project option being developed by Entergy Gulf States Louisiana and Entergy Louisiana for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in the rate case filings that are anticipated in January 2013, fully reserving the LPSC’s right to determine the recoverability of such costs in rates.

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

In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflects a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflects an $18.1 million rate increase for incremental capacity costs.  Subsequently, in June 2012, Entergy Louisiana supplemented the filing to estimate the first year revenue requirement associated with the Waterford 3 replacement steam generator project.  The filing is currently subject to LPSC review.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Regulation

See “Entergy’s Proposal to Join the MISO RTO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.  Following is an update to that discussion.

Nuclear Decommissioning Costs

In the second quarter 2012, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study.  The revised estimate resulted in a $48.9 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement obligation asset that will be depreciated over the remaining life of the unit.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$561,787	$651,847	$1,044,145	$1,167,281

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	114,824	143,532	186,883	228,757
Purchased power	158,905	230,546	337,118	430,924
Nuclear refueling outage expenses	6,084	6,706	12,470	14,181
Other operation and maintenance	112,295	106,439	228,036	212,804
Decommissioning	6,559	6,108	13,003	12,109
Taxes other than income taxes	16,927	18,345	34,209	35,084
Depreciation and amortization	54,153	51,777	107,832	101,423
Other regulatory charges (credits) - net	133,293	(8,254)	129,705	(12,210)
TOTAL	603,040	555,199	1,049,256	1,023,072

OPERATING INCOME (LOSS)	(41,253)	96,648	(5,111)	144,209

OTHER INCOME
Allowance for equity funds used during construction	8,602	8,277	17,051	15,651
Interest and investment income	20,364	23,716	41,612	44,126
Miscellaneous - net	(828)	(134)	(2,199)	(656)
TOTAL	28,138	31,859	56,464	59,121

INTEREST EXPENSE
Interest expense	33,035	30,700	65,703	59,335
Allowance for borrowed funds used during construction	(3,895)	(4,306)	(7,754)	(8,403)
TOTAL	29,140	26,394	57,949	50,932

INCOME (LOSS) BEFORE INCOME TAXES	(42,255)	102,113	(6,596)	152,398

Income taxes	(172,969)	27,010	(170,605)	36,997

NET INCOME	130,714	75,103	164,009	115,401

Preferred distribution requirements and other	1,738	1,738	3,475	3,475

EARNINGS APPLICABLE TO
COMMON EQUITY	$128,976	$73,365	$160,534	$111,926

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

Net Income	$130,714	$75,103	$164,009	$115,401
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $517, $365, $987, and $731)	607	367	1,260	1,101
Other comprehensive income	607	367	1,260	1,101
Comprehensive Income	$131,321	$75,470	$165,269	$116,502

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$164,009	$115,401
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	153,929	137,175
Deferred income taxes, investment tax credits, and non-current taxes accrued	(154,896)	92,865
Changes in working capital:
Receivables	(53,346)	(91,060)
Fuel inventory	248	(27,750)
Accounts payable	(10,615)	27,363
Prepaid taxes and taxes accrued	10,711	(32,083)
Interest accrued	(4,200)	3,749
Deferred fuel costs	(27,835)	(77,308)
Other working capital accounts	3,794	(27,956)
Changes in provisions for estimated losses	(13,780)	(6,315)
Changes in other regulatory assets	16,784	(18,412)
Changes in other regulatory liabilities	138,047	-
Changes in pension and other postretirement liabilities	(11,627)	(35,923)
Other	(2,109)	(8,260)
Net cash flow provided by operating activities	209,114	51,486

INVESTING ACTIVITIES
Construction expenditures	(223,780)	(219,667)
Allowance for equity funds used during construction	17,051	15,651
Nuclear fuel purchases	(26,905)	(130,489)
Proceeds from sale of nuclear fuel	32,168	11,570
Receipts from storm reserve escrow account	14,399	-
Payment for purchase of plant	-	(299,589)
Remittances to transition charge account	(13,236)	-
Payments from transition charge account	15,473	-
Proceeds from nuclear decommissioning trust fund sales	10,343	7,785
Investment in nuclear decommissioning trust funds	(15,930)	(13,224)
Change in money pool receivable - net	(20,910)	49,887
Other	-	(171)
Net cash flow used in investing activities	(211,327)	(578,247)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	247,573	217,047
Changes in short-term borrowings - net	(81,831)	141,583
Retirement of long-term debt	(31,936)	(30,284)
Changes in money pool payable - net	(118,415)	111,848
Distributions paid:
Common equity	(600)	(31,200)
Preferred membership interests	(3,475)	(3,475)
Net cash flow provided by financing activities	11,316	405,519

Net increase (decrease) in cash and cash equivalents	9,103	(121,242)

Cash and cash equivalents at beginning of period	878	123,254

Cash and cash equivalents at end of period	$9,981	$2,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$67,166	$53,606
Income taxes	$(3,601)	$(77)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,061	$878
Temporary cash investments	7,920	-
Total cash and cash equivalents	9,981	878
Securitization recovery trust account	2,963	5,200
Accounts receivable:
Customer	116,685	102,379
Allowance for doubtful accounts	(937)	(1,147)
Associated companies	109,478	60,661
Other	6,701	10,945
Accrued unbilled revenues	93,597	78,430
Total accounts receivable	325,524	251,268
Fuel inventory	23,671	23,919
Materials and supplies - at average cost	146,880	140,561
Deferred nuclear refueling outage costs	12,697	24,197
Prepayments and other	15,081	13,171
TOTAL	536,797	459,194

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,423	807,424
Decommissioning trust funds	272,559	253,968
Storm reserve escrow account	186,850	201,249
Non-utility property - at cost (less accumulated depreciation)	669	760
TOTAL	1,267,501	1,263,401

UTILITY PLANT
Electric	7,989,703	7,859,136
Property under capital lease	278,421	274,334
Construction work in progress	675,433	559,437
Nuclear fuel	116,870	165,380
TOTAL UTILITY PLANT	9,060,427	8,858,287
Less - accumulated depreciation and amortization	3,685,179	3,606,706
UTILITY PLANT - NET	5,375,248	5,251,581

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	189,712	175,952
Other regulatory assets (includes securitization property of
$186,715 as of June 30, 2012 and
$198,445 as of December 31, 2011)	783,240	814,472
Deferred fuel costs	67,998	67,998
Other	33,417	31,269
TOTAL	1,074,367	1,089,691

TOTAL ASSETS	$8,253,913	$8,063,867

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$17,943	$75,309
Short-term borrowings	12,561	44,392
Accounts payable:
Associated companies	64,678	218,001
Other	155,592	130,295
Customer deposits	87,612	86,099
Accumulated deferred income taxes	8,204	4,690
Taxes accrued	42,049	31,338
Interest accrued	32,335	36,535
Deferred fuel costs	38,700	66,535
Pension and other postretirement liabilities	9,224	9,161
System agreement cost equalization	35,380	36,800
Gas hedge contracts	3,870	12,397
Other	28,235	19,278
TOTAL	536,383	770,830

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	959,296	1,098,690
Accumulated deferred investment tax credits	71,735	73,283
Other regulatory liabilities	433,589	295,542
Decommissioning	407,719	345,834
Accumulated provisions	199,280	213,060
Pension and other postretirement liabilities	447,995	459,685
Long-term debt (includes securitization bonds of
$194,796 as of June 30, 2012 and
$207,123 as of December 31, 2011)	2,402,434	2,177,003
Other	69,359	65,011
TOTAL	4,991,407	4,728,108

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,664,370	2,504,436
Accumulated other comprehensive loss	(38,247)	(39,507)
TOTAL	2,726,123	2,564,929

TOTAL LIABILITIES AND EQUITY	$8,253,913	$8,063,867

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2012 and 2011
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$100,000	$2,061,833	$(24,962)	$2,136,871

Net income	-	115,401	-	115,401
Other comprehensive income	-	-	1,101	1,101
Dividends/distributions declared on common equity	-	(31,200)	-	(31,200)
Dividends/distributions declared on preferred membership interests	-	(3,475)	-	(3,475)

Balance at June 30, 2011	$100,000	$2,142,559	$(23,861)	$2,218,698

Balance at December 31, 2011	$100,000	$2,504,436	$(39,507)	$2,564,929

Net income	-	164,009	-	164,009
Other comprehensive income	-	-	1,260	1,260
Dividends/distributions declared on common equity	-	(600)	-	(600)
Dividends/distributions declared on preferred membership interests	-	(3,475)	-	(3,475)

Balance at June 30, 2012	$100,000	$2,664,370	$(38,247)	$2,726,123

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$168	$199	$(31)	(16)
Commercial	122	139	(17)	(12)
Industrial	190	218	(28)	(13)
Governmental	9	10	(1)	(10)
Total retail	489	566	(77)	(14)
Sales for resale:
Associated companies	32	37	(5)	(14)
Non-associated companies	-	3	(3)	(100)
Other	41	46	(5)	(11)
Total	$562	$652	$(90)	(14)

Billed Electric Energy
Sales (GWh):
Residential	2,088	2,101	(13)	(1)
Commercial	1,528	1,493	35	2
Industrial	4,184	3,784	400	11
Governmental	121	115	6	5
Total retail	7,921	7,493	428	6
Sales for resale:
Associated companies	631	631	-	-
Non-associated companies	7	44	(37)	(84)
Total	8,559	8,168	391	5

	Six Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$314	$371	$(57)	(15)
Commercial	232	253	(21)	(8)
Industrial	374	393	(19)	(5)
Governmental	18	20	(2)	(10)
Total retail	938	1,037	(99)	(10)
Sales for resale:
Associated companies	53	69	(16)	(23)
Non-associated companies	-	5	(5)	(100)
Other	53	56	(3)	(5)
Total	$1,044	$1,167	$(123)	(11)

Billed Electric Energy
Sales (GWh):
Residential	3,978	4,352	(374)	(9)
Commercial	2,889	2,896	(7)	-
Industrial	8,291	7,415	876	12
Governmental	236	234	2	1
Total retail	15,394	14,897	497	3
Sales for resale:
Associated companies	1,067	1,103	(36)	(3)
Non-associated companies	18	83	(65)	(78)
Total	16,479	16,083	396	2

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

Results of Operations

Net Income

Second Quarter 2012 Compared to Second Quarter 2011

Net income decreased $7.9 million primarily due to higher other operation and maintenance expenses and a higher effective income tax rate.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income decreased $16.5 million primarily due to lower net revenue, higher other operation and maintenance expenses, and a higher effective income tax rate.

Net Revenue

Second Quarter 2012 Compared to Second Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2012 to the second quarter 2011.

Amount
(In Millions)

2011 net revenue	$146.2
Volume/weather	(3.0)
Other	2.0
2012 net revenue	$145.2

The volume/weather variance is primarily due to the effect of milder weather, compared to the previous year, on residential and commercial sales, partially offset by an increase of 203 GWh, or 7%, in weather-adjusted usage across all sectors.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to:

•
a decrease of $15.2 million in fuel cost recovery revenues primarily attributable to lower fuel rates.  Entergy Mississippi’s fuel recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K;

•	a decrease of $6.8 million in gross wholesale revenues due to a decrease in sales to affiliated customers; and
•	a decrease related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power, partially offset by an increase in the recovery from customers of deferred fuel costs.

Other regulatory charges decreased primarily due to decreased recovery of costs associated with the power management recovery rider.  There is no material effect on net income because the power management recovery rider is an exact recovery rider and any differences in revenues and expenses are deferred for future recovery.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2012 to the six months ended June 30, 2011.

Amount
(In Millions)

2011 net revenue	$271.6
Volume/weather	(4.1)
Reserve equalization	(2.5)
Other	(0.5)
2012 net revenue	$264.5

The volume/weather variance is primarily due to a decrease of 176 GWh, or 3%, in billed electricity usage, including the effect of milder weather, compared to last year, on residential sales.

The reserve equalization variance is primarily due to decreased reserve equalization revenue as a result of changes in the Entergy System generation mix compared to the same period in 2011.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to:

•	a decrease of $20 million in gross wholesale revenues due to a decrease in sales to affiliated customers;
•
a decrease of $16.6 million in fuel cost recovery revenues primarily attributable to lower fuel rates.  Entergy Mississippi’s fuel recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K;

•	a decrease of $13.7 million in power management rider revenue; and
•	a decrease related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power, partially offset by an increase in the recovery from customers of deferred fuel costs.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Other regulatory charges decreased primarily due to decreased recovery of costs associated with the power management recovery rider.  There is no material effect on net income because the power management recovery rider is an exact recovery rider and any differences in revenues and expenses are deferred for future recovery.

Other Income Statement Variances

Second Quarter 2012 Compared to Second Quarter 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $2.3 million in compensation and benefits costs resulting from decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	$2.1 million of costs incurred in 2012 related to the planned spin-off and merger of the transmission business.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $3.3 million in compensation and benefits costs resulting from decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	$3.3 million of costs incurred in 2012 related to the planned spin-off and merger of the transmission business.

The increase was partially offset by a decrease of $1.8 million in fossil-fueled generation expenses due to a greater scope of work and additional outage costs in 2011.

Income Taxes

The effective income tax rate was 44.5% for the second quarter 2012 and 43% for the six months ended June 30, 2012.  The differences in the effective income tax rates for the second quarter 2012 and the six months ended June 30, 2012 versus the federal statutory rate of 35% are primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 36.3% for the second quarter 2011 and 35.8% for the six months ended June 30, 2011.  The difference in the effective income tax rate for the second quarter 2011 versus the federal statutory rate of 35% was primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$16	$1,216

Cash flow provided by (used in):
Operating activities	97,004	(2,462)
Investing activities	(88,058)	(76,670)
Financing activities	(3,507)	78,487
Net increase (decrease) in cash and cash equivalents	5,439	(645)

Cash and cash equivalents at end of period	$5,455	$571

Operating Activities

Entergy Mississippi’s operating activities provided $97 million in cash for the six months ended June 30, 2012 compared to using $2.5 million in cash for the six months ended June 30, 2011 primarily due to:

•	the purchase in 2011 of $42.6 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies;
•
an increase in the recovery of fuel costs due to System Agreement bandwidth remedy payments of $33 million received in January 2012 to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  See Note 2 to the financial statements in the Form 10-K for a discussion of the System Agreement proceedings; and

•
a decrease of $15.7 million in pension contributions.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Cash flow used in investing activities increased $11.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to money pool activity and the repayment by System Fuels of Entergy Mississippi’s $5.5 million investment in System Fuels in 2011, partially offset by decreased transmission construction expenditures resulting from additional transmission reliability work in 2011.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $10.4 million for the six months ended June 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Mississippi’s financing activities used $3.5 million of cash for the six months ended June 30, 2012 compared to providing $78.5 million of cash for the six months ended June 30, 2011 primarily due to the issuance of $275 million of first mortgage bonds in 2011, partially offset by the redemption of $180 million of first mortgage bonds in 2011.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2012	December 31, 2011

Debt to capital	50.6%	51.2%
Effect of subtracting cash	(0.2)%	-%
Net debt to net capital	50.4%	51.2%

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

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
(In Thousands)

$10,374	($1,999)	($27,494)	($33,255)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2012, Entergy Mississippi renewed its three separate credit facilities through May 2013 in the aggregate amount of $70 million.  No borrowings were outstanding under the credit facilities as of June 30, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Hinds Energy Facility Purchase Agreement

See the Form 10-K for a discussion of Entergy Mississippi’s agreement to acquire the Hinds Energy Facility.  In July 2011, Entergy Mississippi filed with the MPSC requesting approval of the acquisition and full cost recovery.  In February 2012 the MPSC granted a certificate of public convenience and necessity and approved the estimated acquisition cost.  In April 2012, facilities studies were issued indicating that long-term transmission service is available for the Hinds facility provided that supplemental transmission upgrades estimated at approximately $580,000 are made and assuming that various projects already included in the transmission construction plan are completed.  Entergy Mississippi and the Mississippi Public Utilities Staff filed a joint stipulation in the retail cost recovery proceeding that provides that the non-fuel ownership costs of the Hinds facility should be recovered through the power management rider, and the MPSC adopted the stipulation on August 7, 2012.  The parties have satisfied their obligations under the Hart-Scott-Rodino Act.  The U.S. Department of Justice (DOJ) review of the transaction is ongoing.  Closing has been delayed while the DOJ continues its review.  Entergy Mississippi does not know when the DOJ will conclude its review or the extent to which its review of the transaction will be affected by the ongoing civil investigation of competitive issues concerning the Utility operating companies that is discussed in the Form 10-K.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following is an update to that discussion.

In March 2012, Entergy Mississippi submitted its formula rate plan filing for the 2011 test year.  The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates.  The filing is currently subject to MPSC review.

Federal Regulation

See “Entergy’s Proposal to Join the MISO RTO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$277,204	$302,194	$538,964	$591,177

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	62,914	50,564	147,473	131,870
Purchased power	72,895	100,370	138,323	175,504
Other operation and maintenance	60,261	55,339	108,597	103,346
Taxes other than income taxes	18,454	17,391	37,238	34,562
Depreciation and amortization	24,287	23,167	48,074	46,154
Other regulatory charges (credits) - net	(3,832)	5,083	(11,304)	12,175
TOTAL	234,979	251,914	468,401	503,611

OPERATING INCOME	42,225	50,280	70,563	87,566

OTHER INCOME
Allowance for equity funds used during construction	1,025	2,225	2,190	4,319
Interest and investment income	14	16	24	67
Miscellaneous - net	(1,055)	(1,283)	(2,110)	(1,837)
TOTAL	(16)	958	104	2,549

INTEREST EXPENSE
Interest expense	14,103	15,046	28,648	28,449
Allowance for borrowed funds used during construction	(547)	(1,237)	(1,163)	(2,402)
TOTAL	13,556	13,809	27,485	26,047

INCOME BEFORE INCOME TAXES	28,653	37,429	43,182	64,068

Income taxes	12,739	13,600	18,586	22,925

NET INCOME	15,914	23,829	24,596	41,143

Preferred dividend requirements and other	707	707	1,414	1,414

EARNINGS APPLICABLE TO
COMMON STOCK	$15,207	$23,122	$23,182	$39,729

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$24,596	$41,143
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	48,074	46,154
Deferred income taxes, investment tax credits, and non-current taxes accrued	5,627	26,630
Changes in assets and liabilities:
Receivables	40,205	(12,061)
Fuel inventory	(3,452)	(48,329)
Accounts payable	(292)	23,229
Taxes accrued	(12,716)	(24,759)
Interest accrued	(4,681)	258
Deferred fuel costs	13,957	(22,371)
Other working capital accounts	(7,587)	(4,103)
Provisions for estimated losses	(2,148)	(181)
Other regulatory assets	4,773	(2,225)
Pension and other postretirement liabilities	(6,010)	(21,690)
Other assets and liabilities	(3,342)	(4,157)
Net cash flow provided by (used in) operating activities	97,004	(2,462)

INVESTING ACTIVITIES
Construction expenditures	(79,851)	(86,497)
Allowance for equity funds used during construction	2,190	4,319
Change in money pool receivable - net	(10,374)	-
Investments in affiliates	-	5,527
Other	(23)	(19)
Net cash flow used in investing activities	(88,058)	(76,670)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	268,962
Retirement of long-term debt	-	(180,000)
Change in money pool payable - net	(1,999)	(5,761)
Dividends paid:
Common stock	-	(3,300)
Preferred stock	(1,414)	(1,414)
Other	(94)	-
Net cash flow provided by (used in) financing activities	(3,507)	78,487

Net increase (decrease) in cash and cash equivalents	5,439	(645)

Cash and cash equivalents at beginning of period	16	1,216

Cash and cash equivalents at end of period	$5,455	$571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$32,013	$26,874
Income taxes	$2,118	$-

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,516	$7
Temporary cash investments	3,939	9
Total cash and cash equivalents	5,455	16
Accounts receivable:
Customer	55,594	51,026
Allowance for doubtful accounts	(897)	(756)
Associated companies	17,424	51,329
Other	6,567	13,924
Accrued unbilled revenues	45,372	38,368
Total accounts receivable	124,060	153,891
Accumulated deferred income taxes	7,637	11,694
Fuel inventory - at average cost	45,951	42,499
Materials and supplies - at average cost	37,455	35,716
Prepayments and other	5,839	4,666
TOTAL	226,397	248,482

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,711	4,725
Storm reserve escrow account	31,867	31,844
TOTAL	36,578	36,569

UTILITY PLANT
Electric	3,387,051	3,274,031
Property under capital lease	9,438	10,721
Construction work in progress	52,292	105,083
TOTAL UTILITY PLANT	3,448,781	3,389,835
Less - accumulated depreciation and amortization	1,242,738	1,210,092
UTILITY PLANT - NET	2,206,043	2,179,743

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	64,258	65,196
Other regulatory assets	391,022	393,387
Other	21,654	20,017
TOTAL	476,934	478,600

TOTAL ASSETS	$2,945,952	$2,943,394

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$100,000	$-
Accounts payable:
Associated companies	38,204	46,311
Other	44,155	41,489
Customer deposits	70,017	68,610
Taxes accrued	32,820	45,536
Interest accrued	16,869	21,550
Deferred fuel costs	29,798	15,841
Other	11,492	17,474
TOTAL	343,355	256,811

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	673,514	672,129
Accumulated deferred investment tax credits	7,036	6,372
Obligations under capital lease	6,743	8,112
Asset retirement cost liabilities	5,866	5,697
Accumulated provisions	36,141	38,289
Pension and other postretirement liabilities	138,064	144,088
Long-term debt	820,469	920,439
Other	5,495	5,370
TOTAL	1,693,328	1,800,496

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2012 and 2011	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	660,252	637,070
TOTAL	858,888	835,706

TOTAL LIABILITIES AND EQUITY	$2,945,952	$2,943,394

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
Balance at December 31, 2010	$199,326	$(690)	$534,469	$733,105

Net income	-	-	41,143	41,143
Common stock dividends	-	-	(3,300)	(3,300)
Preferred stock dividends	-	-	(1,414)	(1,414)

Balance at June 30, 2011	$199,326	$(690)	$570,898	$769,534

Balance at December 31, 2011	$199,326	$(690)	$637,070	$835,706

Net income	-	-	24,596	24,596
Preferred stock dividends	-	-	(1,414)	(1,414)

Balance at June 30, 2012	$199,326	$(690)	$660,252	$858,888

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$102	$110	$	(8)	(7)
Commercial	92	99		(7)	(7)
Industrial	36	38		(2)	(5)
Governmental	9	9		-	-
Total retail	239	256		(17)	(7)
Sales for resale:
Associated companies	6	12		(6)	(50)
Non-associated companies	6	8		(2)	(25)
Other	26	26		-	-
Total	$277	$302	$	(25)	(8)

Billed Electric Energy
Sales (GWh):
Residential	1,225	1,253		(28)	(2)
Commercial	1,203	1,188		15	1
Industrial	604	565		39	7
Governmental	101	101		-	-
Total retail	3,133	3,107		26	1
Sales for resale:
Associated companies	74	35		39	111
Non-associated companies	63	100		(37)	(37)
Total	3,270	3,242		28	1

	Six Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$211	$235	$	(24)	(10)
Commercial	184	194		(10)	(5)
Industrial	71	74		(3)	(4)
Governmental	18	18		-	-
Total retail	484	521		(37)	(7)
Sales for resale:
Associated companies	10	28		(18)	(64)
Non-associated companies	11	13		(2)	(15)
Other	34	29		5	17
Total	$539	$591	$	(52)	(9)

Billed Electric Energy
Sales (GWh):
Residential	2,470	2,695		(225)	(8)
Commercial	2,317	2,312		5	-
Industrial	1,150	1,104		46	4
Governmental	194	196		(2)	(1)
Total retail	6,131	6,307		(176)	(3)
Sales for resale:
Associated companies	99	205		(106)	(52)
Non-associated companies	92	152		(60)	(39)
Total	6,322	6,664		(342)	(5)

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

Results of Operations

Net Income

Second Quarter 2012 Compared to Second Quarter 2011

Net income decreased slightly, by $1.0 million, primarily due to higher other operation and maintenance expenses offset by a lower effective income tax rate.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income decreased $9.9 million primarily due to lower net revenue and higher other operation and maintenance expenses, partially offset by a lower effective income tax rate.

Net Revenue

Second Quarter 2012 Compared to Second Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the second quarter 2012 to the second quarter 2011.

Amount
(In Millions)

2011 net revenue	$63.7
Retail electric price	(2.0)
Volume/weather	(0.5)
Net gas revenue	1.5
2012 net revenue	$62.7

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2011.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential sales, offset by an increase of 64 GWh, or 8%, in weather-adjusted usage in the residential and commercial sectors due in part to a 3% increase in the number of residential customers and a 2% increase in the number of commercial customers.

The net gas revenue variance is primarily due to the effect of more favorable weather on unbilled sales as compared to last year.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Gross operating revenues and fuel expenses

Gross operating revenues decreased primarily due to a decrease of $17.4 million in gross wholesale revenue due to decreased sales to affiliate customers and a decrease of $2.5 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates and the effect of milder weather.  Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel expenses decreased primarily due to a decrease in the market price of natural gas.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2012 to the six months ended June 30, 2011.

Amount
(In Millions)

2011 net revenue	$127.7
Retail electric price	(3.7)
Volume/weather	(3.5)
Net gas revenue	(3.0)
Other	(1.0)
2012 net revenue	$116.5

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2011.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales, partially offset by an increase of 97 GWh, or 6%, in weather-adjusted usage in the residential and commercial sectors due in part to a 3% increase in the number of residential customers and a 2% increase in the number of commercial customers.

The net gas revenue variance is primarily due to the effect of less favorable weather, primarily in the residential sector, as compared to last year.

Gross operating revenues and fuel expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $28 million in gross wholesale revenue due to decreased sales to affiliate customers;
•
a decrease of $16.2 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates and the effect of milder weather.  Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K; and

•	less favorable volume/weather, as discussed above.

Fuel expenses decreased primarily due to a decrease in demand for gas-fired generation and a decrease in the market price of natural gas.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Other Income Statement Variances

Second Quarter 2012 Compared to Second Quarter 2011

Other operation and maintenance expenses increased primarily due to an increase of $2 million in fossil-fueled generation expenses due to higher plant outage costs in 2012 due to a greater scope of work at the Michoud plant and an increase of $1.4 million in compensation and benefits costs resulting from decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Other operation and maintenance expenses increased primarily due to an increase of $6 million in fossil-fueled generation expenses due to higher plant outage costs in 2012 due to a greater scope of work at the Michoud plant and an increase of $1.6 million in compensation and benefits costs resulting from decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Income Taxes

The effective income tax rate was (1.4%) for the second quarter 2012 and 1.5% for the six months ended June 30, 2012.  The differences in the effective income tax rates for the second quarter 2012 and the six months ended June 30, 2012 versus the federal statutory rate of 35% are primarily due to the provision for uncertain tax positions and flow-through tax accounting, offset by certain book and tax differences related to utility plant items and state income taxes.

The effective income tax rate was 36% for the second quarter 2011 and 36.4% for the six months ended June 30, 2011.  The differences in the effective income tax rates for the second quarter 2011 and the six months ended June 30, 2011 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to certain utility plant items, partially offset by flow-through tax accounting.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,834	$54,986

Cash flow provided by (used in):
Operating activities	(107)	19,098
Investing activities	(24,399)	(44,172)
Financing activities	16,372	(13,671)
Net decrease in cash and cash equivalents	(8,134)	(38,745)

Cash and cash equivalents at end of period	$1,700	$16,241

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Operating Activities

Entergy New Orleans’s operating activities used $0.1 million in cash for the six months ended June 30, 2012 compared to providing $19.1 million in cash for the six months ended June 30, 2011 primarily due to decreased net income and an increase in the System Agreement rough production cost equalization receipts during the second quarter 2011, partially offset by a decrease of $4.6 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $19.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to money pool activity, partially offset by System Fuels’s repayment, in the first quarter 2011, of Entergy New Orleans’s $3.3 million investment in System Fuels.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased by $9.1 million for the six months ended June 30, 2012 compared to increasing by $16.2 million for the six months ended June 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities provided $16.4 million of cash for the six months ended June 30, 2012 compared to using $13.7 million of cash for the six months ended June 30, 2011 primarily due to money pool activity and a decrease of $10.9 million in common stock dividends paid.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased by $18.8 million for the six months ended June 30, 2012.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2012	December 31, 2011

Debt to capital	44.7%	45.3%
Effect of subtracting cash	(0.3)%	(1.5)%
Net debt to net capital	44.4%	43.8%

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

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Entergy New Orleans’s receivables from of (payables to) the money pool were as follows:

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
(In Thousands)

($18,809)	$9,074	$38,048	$21,820

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

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Rate, Cost-recovery, and Other Regulation - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation.  Following is an update to the Form 10-K.

On May 31, 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.  The filings request a $3.0 million electric base revenue increase and a $1.0 million gas base revenue increase.  As part of the filing, Entergy New Orleans is also requesting to increase annual funding for its storm reserve by approximately $5.7 million for the next five years.  The new rates would be effective with the first billing cycle in October 2012.  The City Council’s and its Advisors’ review of these filings is pending.

Federal Regulation

See “Entergy’s Proposal to Join the MISO RTO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$113,729	$132,521	$214,313	$248,511
Natural gas	15,515	17,977	44,087	60,243
TOTAL	129,244	150,498	258,400	308,754

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	11,605	34,832	39,287	80,685
Purchased power	54,401	51,475	101,632	99,381
Other operation and maintenance	32,908	28,966	63,804	56,038
Taxes other than income taxes	10,621	10,131	21,169	21,152
Depreciation and amortization	9,199	8,906	18,268	17,898
Other regulatory charges - net	501	478	981	957
TOTAL	119,235	134,788	245,141	276,111

OPERATING INCOME	10,009	15,710	13,259	32,643

OTHER INCOME
Allowance for equity funds used during construction	153	116	302	222
Interest and investment income	6	9	21	63
Miscellaneous - net	(357)	(293)	(762)	(529)
TOTAL	(198)	(168)	(439)	(244)

INTEREST EXPENSE
Interest expense	2,795	2,764	5,628	5,553
Allowance for borrowed funds used during construction	(71)	(52)	(142)	(100)
TOTAL	2,724	2,712	5,486	5,453

INCOME BEFORE INCOME TAXES	7,087	12,830	7,334	26,946

Income taxes (benefit)	(99)	4,623	108	9,812

NET INCOME	7,186	8,207	7,226	17,134

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO
COMMON STOCK	$6,945	$7,966	$6,744	$16,652

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$7,226	$17,134
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	18,268	17,898
Deferred income taxes, investment tax credits, and non-current taxes accrued	(9,083)	(13,330)
Changes in other assets and liabilities:
Receivables	(7,765)	(2,933)
Fuel inventory	974	(4,836)
Accounts payable	(5,551)	(9,271)
Taxes accrued	5,454	17,717
Interest accrued	(331)	(357)
Deferred fuel costs	(8,413)	(6,532)
Other working capital accounts	(9,554)	4,620
Provisions for estimated losses	2,065	3,280
Other regulatory assets	9,286	4,920
Pension and other postretirement liabilities	(4,383)	(8,770)
Other assets and liabilities	1,700	(442)
Net cash flow provided by (used in) operating activities	(107)	19,098

INVESTING ACTIVITIES
Construction expenditures	(30,969)	(28,400)
Allowance for equity funds used during construction	302	222
Change in money pool receivable - net	9,074	(16,228)
Investment in affiliates	-	3,256
Changes in other investments - net	(2,806)	(3,022)
Net cash flow used in investing activities	(24,399)	(44,172)

FINANCING ACTIVITIES
Change in money pool payable - net	18,809	-
Dividends paid:
Common stock	(1,700)	(12,600)
Preferred stock	(482)	(482)
Other	(255)	(589)
Net cash flow provided by (used in) financing activities	16,372	(13,671)

Net decrease in cash and cash equivalents	(8,134)	(38,745)

Cash and cash equivalents at beginning of period	9,834	54,986

Cash and cash equivalents at end of period	$1,700	$16,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$5,476	$5,427

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,700	$486
Temporary cash investments	-	9,348
Total cash and cash equivalents	1,700	9,834
Accounts receivable:
Customer	36,700	29,038
Allowance for doubtful accounts	(407)	(465)
Associated companies	4,698	12,167
Other	932	2,603
Accrued unbilled revenues	17,134	17,023
Total accounts receivable	59,057	60,366
Accumulated deferred income taxes	4,584	6,419
Fuel inventory - at average cost	2,832	3,806
Materials and supplies - at average cost	9,762	9,392
Prepayments and other	10,614	2,679
TOTAL	88,549	92,496

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	14,802	11,996
TOTAL	15,818	13,012

UTILITY PLANT
Electric	830,112	812,329
Natural gas	215,390	213,160
Construction work in progress	10,305	13,610
TOTAL UTILITY PLANT	1,055,807	1,039,099
Less - accumulated depreciation and amortization	537,080	525,621
UTILITY PLANT - NET	518,727	513,478

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	169,222	178,815
Other	4,848	4,154
TOTAL	178,150	187,049

TOTAL ASSETS	$801,244	$806,035

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$45,206	$27,042
Other	19,780	28,098
Customer deposits	21,862	21,878
Taxes accrued	5,454	-
Interest accrued	2,509	2,840
Deferred fuel costs	3,208	11,621
Other	2,964	4,197
TOTAL CURRENT LIABILITIES	100,983	95,676

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	139,005	144,405
Accumulated deferred investment tax credits	1,420	1,539
Regulatory liability for income taxes - net	28,533	33,258
Other regulatory liabilities	9,377	5,726
Asset retirement cost liabilities	2,120	2,893
Accumulated provisions	17,908	15,843
Pension and other postretirement liabilities	69,634	74,017
Long-term debt	166,319	166,537
Gas system rebuild insurance proceeds	50,532	55,707
Other	9,424	9,489
TOTAL NON-CURRENT LIABILITIES	494,272	509,414

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2012
and 2011	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	116,171	111,127
TOTAL	186,209	181,165

TOTAL LIABILITIES AND EQUITY	$801,244	$806,035

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2010	$33,744	$36,294	$118,116	$188,154

Net income	-	-	17,134	17,134
Common stock dividends	-	-	(12,600)	(12,600)
Preferred stock dividends	-	-	(482)	(482)

Balance at June 30, 2011	$33,744	$36,294	$122,168	$192,206

Balance at December 31, 2011	$33,744	$36,294	$111,127	$181,165

Net income	-	-	7,226	7,226
Common stock dividends	-	-	(1,700)	(1,700)
Preferred stock dividends	-	-	(482)	(482)

Balance at June 30, 2012	$33,744	$36,294	$116,171	$186,209

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$42	$41	$1	2
Commercial	40	39	1	3
Industrial	7	8	(1)	(13)
Governmental	15	15	-	-
Total retail	104	103	1	1
Sales for resale:
Associated companies	4	21	(17)	(81)
Other	6	9	(3)	(33)
Total	$114	$133	$(19)	(14)

Billed Electric Energy
Sales (GWh):
Residential	436	424	12	3
Commercial	507	480	27	6
Industrial	124	129	(5)	(4)
Governmental	198	196	2	1
Total retail	1,265	1,229	36	3
Sales for resale:
Associated companies	51	281	(230)	(82)
Non-associated companies	2	5	(3)	(60)
Total	1,318	1,515	(197)	(13)

	Six Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$77	$82	$(5)	(6)
Commercial	76	74	2	3
Industrial	14	15	(1)	(7)
Governmental	29	29	-	-
Total retail	196	200	(4)	(2)
Sales for resale:
Associated companies	11	39	(28)	(72)
Other	7	10	(3)	(30)
Total	$214	$249	$(35)	(14)

Billed Electric Energy
Sales (GWh):
Residential	819	891	(72)	(8)
Commercial	954	919	35	4
Industrial	235	241	(6)	(2)
Governmental	379	379	-	-
Total retail	2,387	2,430	(43)	(2)
Sales for resale:
Associated companies	190	598	(408)	(68)
Non-associated companies	3	11	(8)	(73)
Total	2,580	3,039	(459)	(15)

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

Results of Operations

Net Income

Second Quarter 2012 Compared to Second Quarter 2011

Net income decreased $6.9 million primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income decreased $20.9 million primarily due to higher other operation and maintenance expenses, lower net revenue, and higher depreciation and amortization expenses.

Net Revenue

Second Quarter 2012 Compared to Second Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2012 to the second quarter 2011.

Amount
(In Millions)

2011 net revenue	$142.1
Purchased power capacity	(7.5)
Reserve equalization	3.3
Net wholesale revenue	4.7
Other	(0.1)
2012 net revenue	$142.5

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The reserve equalization variance is primarily due to decreased reserve equalization expense as a result of changes in the Entergy System generation mix compared to the same period in 2011.

The net wholesale revenue variance is primarily due to higher capacity revenue resulting from the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $63.8 million in fuel cost recovery revenues primarily attributable to lower fuel rates and lower usage, coupled with higher interim fuel refunds in 2012 versus 2011 and a decrease of $20.5 million in gross wholesale revenues as a result of a decrease in sales volume to affiliated customers.  Entergy Texas’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.  The interim fuel refunds and the PUCT approvals are discussed in Note 2 to the financial statements herein and in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2012 to the six months ended June 30, 2011.

Amount
(In Millions)

2011 net revenue	$269.3
Purchased power capacity	(13.0)
Volume/weather	(11.0)
Retail electric price	2.8
Net wholesale revenue	4.5
Reserve equalization	6.4
Other	0.9
2012 net revenue	$259.9

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The volume/weather variance is primarily due to a decrease of 396 GWh, or 5%, in billed electricity usage, including the effect of milder weather compared to last year on residential and commercial sales.

The retail electric price variance is primarily due to a $9 million base rate increase beginning May 2011 resulting from the December 2009 rate case.

The net wholesale revenue variance is primarily due to higher capacity revenue resulting from the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas.

The reserve equalization variance is primarily due to decreased reserve equalization expense as a result of changes in the Entergy System generation mix compared to the same period in 2011.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease of $76.5 million in fuel cost recovery revenues primarily attributable to lower fuel rates and lower usage, offset by lower interim fuel refunds in 2012 versus 2011 and a decrease of $35 million in gross wholesale revenues as a result of a decrease in sales volume to municipal and co-op customers and to affiliated customers.  Entergy Texas’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.  The interim fuel refunds and the PUCT approvals are discussed in Note 2 to the financial statements herein and in the Form 10-K.

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

Other Income Statement Variances

Second Quarter 2012 Compared to Second Quarter 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $2.4 million in compensation and benefit costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.   See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $1.3 million in transmission expenses primarily due to higher transmission equalization expense in 2012; and
•	$1.2 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $7.7 million in fossil-fueled generation expenses due to a greater scope of work and an additional outage in 2012 compared to 2011;
•
an increase of $3 million in compensation and benefit costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.   See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $2.9 million in transmission expenses primarily due to higher transmission equalization expense in 2012; and
•	$1.9 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was 41.7% for the second quarter 2012 and 43% for the six months ended June 30, 2012.  The differences in the effective income tax rates for the second quarter 2012 and for the six months ended June 30, 2012 versus the federal statutory rate of 35% are primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 38.1% for the second quarter 2011 and 38% for the six months ended June 30, 2011.  The differences in the effective income tax rates for the second quarter 2011 and for the six months ended June 30, 2011 versus the federal statutory rate of 35% were primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for equity funds used during construction.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$65,289	$35,342

Cash flow provided by (used in):
Operating activities	95,361	25,917
Investing activities	(59,971)	(50,767)
Financing activities	(77,994)	(10,149)
Net decrease in cash and cash equivalents	(42,604)	(34,999)

Cash and cash equivalents at end of period	$22,685	$343

Operating Activities

Net cash flow provided by operating activities increased $69.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to:

•
an increase in the recovery of fuel costs due to System Agreement bandwidth remedy payments of $43 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings;

•
a decrease of $6.3 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits; and

•
$67.2 million of fuel cost refunds for the six months ended June 30, 2012 compared to $73.4 million of fuel cost refunds for the six months ended June 30, 2011.  See Note 2 to the financial statements herein and in the Form 10-K for discussion of the fuel cost refunds.

Investing Activities

Net cash flow used in investing activities increased $9.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to higher fossil-fueled generation construction expenses due to a greater scope of projects in 2012 and money pool activity, partially offset by a decrease in transmission construction expenditures due to reliability work performed in 2011.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $10.8 million for the six months ended June 30, 2012 compared to decreasing by $13.7 million for the six months ended June 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Net cash flow used in financing activities increased $67.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to $45 million in common equity dividends paid in 2012 and money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $21.1 million for the six months ended June 30, 2011.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2012	December 31, 2011

Debt to capital	65.3%	65.1%
Effect of excluding the securitization bonds	(13.8)%	(14.3)%
Debt to capital, excluding securitization bonds (1)	51.5%	50.8%
Effect of subtracting cash	(0.6)%	(1.9)%
Net debt to net capital, excluding securitization bonds (1)	50.9%	48.9%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and long-term debt, including the currently maturing.  Capital consists of debt and shareholder’s equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the net debt to net capital ratio and the ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition.

Uses and Sources of Capital

           See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
(In Thousands)

$52,397	$63,191	($21,067)	$13,672

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of June 30, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following are updates to the discussion in the Form 10-K.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

See the Form 10-K for a discussion of the rate case that Entergy Texas filed in November 2011 requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year. In April 2012 the PUCT Staff filed direct testimony recommending a base rate increase of $66 million and a 9.6% return on common equity.  The PUCT Staff, however, subsequently filed a statement of position in the proceeding indicating that it was still evaluating the position it would ultimately take in the case regarding Entergy Texas’s recovery of purchased power capacity costs and Entergy Texas’s proposal to defer its MISO transition expenses.  In April 2012, Entergy Texas filed rebuttal testimony indicating a revised request for a $105 million base rate increase.  A hearing was held in late-April through early-May 2012.  Additionally, the PUCT Staff recommended rejection of Entergy Texas’s request to defer MISO transition expenses.

The ALJs issued a proposal for decision in July 2012 recommending a $16 million rate increase; however, the workpapers supporting the proposal for decision indicated that the result of the ALJs’ recommendation was instead a $28.3 million rate increase.  The ALJs’ proposal for decision includes recommendations for: a 9.80% return on common equity; a reduction in proposed purchased power capacity costs, stating that they are not known and measureable; a reduction in Entergy Texas’s regulatory assets associated with Hurricane Rita; the exclusion from rate recovery of capitalized financially-based incentive compensation; and amortization of $2.4 million annually of MISO transition expense for five years.  Entergy Texas and other parties filed exceptions to the proposal for decision on July 23, 2012.  The PUCT is scheduled to consider the proposal for decision at its August 17, 2012 open meeting.

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

Federal Regulation

See “Entergy’s Proposal to Join the MISO RTO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$358,067	$444,423	$684,991	$793,307

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	30,893	75,742	74,931	119,823
Purchased power	170,602	210,847	322,725	391,511
Other operation and maintenance	56,625	49,677	112,448	96,918
Taxes other than income taxes	15,814	15,030	31,609	29,887
Depreciation and amortization	21,117	19,710	41,844	39,236
Other regulatory charges - net	14,033	15,735	27,389	12,657
TOTAL	309,084	386,741	610,946	690,032

OPERATING INCOME	48,983	57,682	74,045	103,275

OTHER INCOME
Allowance for equity funds used during construction	985	781	2,074	1,547
Interest and investment income	1,458	2,048	2,918	2,738
Miscellaneous - net	(849)	(795)	(1,644)	(970)
TOTAL	1,594	2,034	3,348	3,315

INTEREST EXPENSE
Interest expense	23,454	22,964	47,264	45,041
Allowance for borrowed funds used during construction	(658)	(542)	(1,384)	(1,068)
TOTAL	22,796	22,422	45,880	43,973

INCOME BEFORE INCOME TAXES	27,781	37,294	31,513	62,617

Income taxes	11,577	14,197	13,565	23,794

NET INCOME	$16,204	$23,097	$17,948	$38,823

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$17,948	$38,823
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	41,844	39,236
Deferred income taxes, investment tax credits, and non-current taxes accrued	12,373	24,535
Changes in assets and liabilities:
Receivables	19,538	(49,396)
Fuel inventory	(7,506)	179
Accounts payable	19,978	43,543
Taxes accrued	(14,095)	(10,501)
Interest accrued	(326)	(789)
Deferred fuel costs	(13,064)	(62,683)
Other working capital accounts	(4,642)	5,188
Provisions for estimated losses	2,525	(89)
Other regulatory assets	34,619	36,660
Pension and other postretirement liabilities	(7,141)	(13,603)
Other assets and liabilities	(6,690)	(25,186)
Net cash flow provided by operating activities	95,361	25,917

INVESTING ACTIVITIES
Construction expenditures	(83,474)	(75,623)
Allowance for equity funds used during construction	2,074	1,547
Change in money pool receivable - net	10,794	13,672
Remittances to transition charge account	(38,104)	(39,178)
Payments from transition charge account	48,739	48,815
Net cash flow used in investing activities	(59,971)	(50,767)

FINANCING ACTIVITIES
Retirement of long-term debt	(32,293)	(31,177)
Change in money pool payable - net	-	21,067
Dividends paid:
Common stock	(45,000)	-
Other	(701)	(39)
Net cash flow used in financing activities	(77,994)	(10,149)

Net decrease in cash and cash equivalents	(42,604)	(34,999)

Cash and cash equivalents at beginning of period	65,289	35,342

Cash and cash equivalents at end of period	$22,685	$343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$45,402	$43,659
Income taxes	$6,000	$-

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,800	$150
Temporary cash investments	19,885	65,139
Total cash and cash equivalents	22,685	65,289
Securitization recovery trust account	30,580	41,215
Accounts receivable:
Customer	62,652	68,290
Allowance for doubtful accounts	(692)	(1,461)
Associated companies	97,467	129,561
Other	11,359	9,573
Accrued unbilled revenues	46,418	41,573
Total accounts receivable	217,204	247,536
Accumulated deferred income taxes	66,775	88,436
Fuel inventory - at average cost	61,390	53,884
Materials and supplies - at average cost	30,715	29,810
Prepayments and other	11,423	15,203
TOTAL	440,772	541,373

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	772	783
Non-utility property - at cost (less accumulated depreciation)	784	930
Other	18,453	17,969
TOTAL	20,009	19,682

UTILITY PLANT
Electric	3,405,473	3,338,608
Construction work in progress	75,582	90,856
TOTAL UTILITY PLANT	3,481,055	3,429,464
Less - accumulated depreciation and amortization	1,304,458	1,289,166
UTILITY PLANT - NET	2,176,597	2,140,298

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	128,635	129,924
Other regulatory assets (includes securitization property of $680,934 as of June 30, 2012 and $704,896 as of December 31, 2011)	1,152,393	1,178,067
Long-term receivables - associated companies	30,181	31,254
Other	19,782	18,408
TOTAL	1,330,991	1,357,653

TOTAL ASSETS	$3,968,369	$4,059,006

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$92,329	$60,583
Other	53,679	69,160
Customer deposits	38,429	38,294
Taxes accrued	26,216	40,311
Interest accrued	32,769	33,095
Deferred fuel costs	51,600	64,664
Pension and other postretirement liabilities	1,023	1,029
System agreement cost equalization	37,405	43,290
Other	3,080	4,847
TOTAL	336,530	355,273

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	926,510	934,990
Accumulated deferred investment tax credits	18,541	19,339
Other regulatory liabilities	12,293	11,710
Asset retirement cost liabilities	3,985	3,870
Accumulated provisions	7,549	5,024
Pension and other postretirement liabilities	130,600	137,735
Long-term debt (includes securitization bonds of $717,393 as of June 30, 2012 and $749,673 as of December 31, 2011)	1,645,057	1,677,127
Other	15,001	14,583
TOTAL	2,759,536	2,804,378

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2012 and 2011	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	340,857	367,909
TOTAL	872,303	899,355

TOTAL LIABILITIES AND EQUITY	$3,968,369	$4,059,006

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2010	$49,452	$481,994	$292,844	$824,290

Net income	-	-	38,823	38,823

Balance at June 30, 2011	$49,452	$481,994	$331,667	$863,113

Balance at December 31, 2011	$49,452	$481,994	$367,909	$899,355

Net income	-	-	17,948	17,948
Common stock dividends	-	-	(45,000)	(45,000)

Balance at June 30, 2012	$49,452	$481,994	$340,857	$872,303

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$116	$142	$(26)	(18)
Commercial	73	89	(16)	(18)
Industrial	76	96	(20)	(21)
Governmental	5	6	(1)	(17)
Total retail	270	333	(63)	(19)
Sales for resale:
Associated companies	57	74	(17)	(23)
Non-associated companies	12	16	(4)	(25)
Other	19	21	(2)	(10)
Total	$358	$444	$(86)	(19)

Billed Electric Energy
Sales (GWh):
Residential	1,312	1,331	(19)	(1)
Commercial	1,101	1,083	18	2
Industrial	1,479	1,613	(134)	(8)
Governmental	68	73	(5)	(7)
Total retail	3,960	4,100	(140)	(3)
Sales for resale:
Associated companies	1,433	1,161	272	23
Non-associated companies	248	280	(32)	(11)
Total	5,641	5,541	100	2

	Six Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$233	$268	$(35)	(13)
Commercial	150	162	(12)	(7)
Industrial	139	159	(20)	(13)
Governmental	11	11	-	-
Total retail	533	600	(67)	(11)
Sales for resale:
Associated companies	109	129	(20)	(16)
Non-associated companies	20	36	(16)	(44)
Other	23	28	(5)	(18)
Total	$685	$793	$(108)	(14)

Billed Electric Energy
Sales (GWh):
Residential	2,507	2,714	(207)	(8)
Commercial	2,075	2,074	1	-
Industrial	2,878	3,061	(183)	(6)
Governmental	135	142	(7)	(5)
Total retail	7,595	7,991	(396)	(5)
Sales for resale:
Associated companies	2,163	1,989	174	9
Non-associated companies	504	601	(97)	(16)
Total	10,262	10,581	(319)	(3)

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

Second Quarter 2012 Compared to Second Quarter 2011

Net income increased $13.4 million primarily due to higher other income and a lower effective income tax rate.  Other income was higher due to AFUDC accrued on the Grand Gulf uprate project.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income increased $20.6 million primarily due to higher other income and a lower effective income tax rate.  Other income was higher due to AFUDC accrued on the Grand Gulf uprate project.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$185,157	$263,772

Cash flow provided by (used in):
Operating activities	109,849	142,079
Investing activities	(371,585)	(219,374)
Financing activities	77,017	(118,071)
Net decrease in cash and cash equivalents	(184,719)	(195,366)

Cash and cash equivalents at end of period	$438	$68,406

Operating Activities

Net cash provided by operating activities decreased $32.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase in nuclear refueling outage expenditures, partially offset by a decrease of $14.5 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities increased $152.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase in construction expenditures resulting from the power uprate project at Grand Gulf and an increase of $120 million in nuclear fuel purchases primarily due to the 2012 Grand Gulf refueling outage.  The increase was partially offset by money pool activity and a $20 million loan in 2011 to an affiliate under an intercompany credit agreement between Entergy New Nuclear Development, LLC (a subsidiary of System Energy) and Entergy Nuclear Power Marketing.  The loan was repaid in early-May 2011.

Decreases in System Energy’s receivable from the money pool are a source of cash flow, and System Energy’s receivable from the money pool decreased $120.4 million for the six months ended June 30, 2012 compared to increasing $61.7 million for the six months ended June 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $77 million of cash for the six months ended June 30, 2012 compared to using $118.1 million of cash for the six months ended June 30, 2011 primarily due to:

•	the issuance of $61.1 million in commercial paper in the six months ended June 30, 2012 as compared to the repayment of $37.8 million in commercial paper in the same period in 2011;
•
$50 million of 4.02% Series H notes issued by the nuclear fuel company variable interest entity in February 2012.  See Note 4 to the financial statements herein and in the Form 10-K for a discussion of this activity; and

•	money pool activity.

Increases in System Energy’s payable to the money pool are a source of cash flow, and System Energy’s payable to the money pool increased $41.1 million for the six months ended June 30, 2012.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2012	December 31, 2011

Debt to capital	47.7%	48.3%
Effect of subtracting cash	-%	(7.1)%
Net debt to net capital	47.7%	41.2%

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

As discussed in more detail in the Form 10-K, the estimated capital investments for 2012-2014 include System Energy’s approximately 178 MW uprate of the Grand Gulf nuclear plant.  Grand Gulf’s spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were made during this outage.  Based upon the uprate-related work completed during the spring 2012 refueling outage, additional information from the project's engineering, procurement and construction contractor, the costs required to install instrumentation in the steam dryer in response to evolving guidance from the NRC staff, and delays in obtaining NRC approval, System Energy now estimates the total capital investment to be made in the course of the implementation of the Grand Gulf uprate project is approximately $874 million, including SMEPA’s share.  Construction work was completed in June 2012 and in July 2012 the NRC approved the license amendment, which allows the plant to operate at the uprated capacity level.

System Energy’s receivables from or (payables to) the money pool were as follows:

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
(In Thousands)

($41,138)	$120,424	$159,655	$97,948

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In February 2012, System Energy VIE issued $50 million of 4.02 Series H notes due February 2017.  System Energy used the proceeds to purchase additional nuclear fuel.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$113,699	$129,120	$239,733	$257,515

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	3,077	19,485	13,438	39,175
Nuclear refueling outage expenses	2,884	4,067	7,048	8,089
Other operation and maintenance	33,441	34,886	67,725	63,843
Decommissioning	8,180	7,614	16,214	15,816
Taxes other than income taxes	5,519	5,790	11,032	11,213
Depreciation and amortization	25,324	25,583	54,998	54,246
Other regulatory credits - net	(2,971)	(2,301)	(4,423)	(5,250)
TOTAL	75,454	95,124	166,032	187,132

OPERATING INCOME	38,245	33,996	73,701	70,383

OTHER INCOME
Allowance for equity funds used during construction	12,518	5,376	21,987	9,521
Interest and investment income	2,076	2,508	5,602	5,049
Miscellaneous - net	(143)	(145)	(300)	(249)
TOTAL	14,451	7,739	27,289	14,321

INTEREST EXPENSE
Interest expense	10,596	7,736	21,445	19,125
Allowance for borrowed funds used during construction	(3,714)	(1,563)	(6,491)	(2,916)
TOTAL	6,882	6,173	14,954	16,209

INCOME BEFORE INCOME TAXES	45,814	35,562	86,036	68,495

Income taxes	10,446	13,576	24,132	27,173

NET INCOME	$35,368	$21,986	$61,904	$41,322

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$61,904	$41,322
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	80,946	98,127
Deferred income taxes, investment tax credits, and non-current taxes accrued	73,886	(32,655)
Changes in assets and liabilities:
Receivables	(5,502)	6,926
Accounts payable	12,026	7,807
Taxes accrued and prepaid taxes	(56,901)	49,348
Interest accrued	(5,400)	(43,112)
Other working capital accounts	(37,718)	2,383
Other regulatory assets	(2,334)	34,791
Pension and other postretirement liabilities	(5,711)	(19,837)
Other assets and liabilities	(5,347)	(3,021)
Net cash flow provided by operating activities	109,849	142,079

INVESTING ACTIVITIES
Construction expenditures	(341,458)	(105,653)
Allowance for equity funds used during construction	21,987	9,521
Nuclear fuel purchases	(157,719)	(37,709)
Proceeds from the sale of nuclear fuel	-	12,420
Proceeds from nuclear decommissioning trust fund sales	223,243	106,528
Investment in nuclear decommissioning trust funds	(238,062)	(122,774)
Loan to affiliate	-	(20,000)
Changes in money pool receivable - net	120,424	(61,707)
Net cash flow used in investing activities	(371,585)	(219,374)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	50,000	-
Retirement of long-term debt	(39,892)	(38,161)
Changes in money pool payable - net	41,138	-
Changes in credit borrowings - net	61,102	(37,763)
Dividends paid:
Common stock	(32,750)	(39,300)
Other	(2,581)	(2,847)
Net cash flow provided by (used in) financing activities	77,017	(118,071)

Net decrease in cash and cash equivalents	(184,719)	(195,366)

Cash and cash equivalents at beginning of period	185,157	263,772

Cash and cash equivalents at end of period	$438	$68,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$21,357	$23,592
Income taxes	$(3,873)	$-

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$438	$30,961
Temporary cash investments	-	154,196
Total cash and cash equivalents	438	185,157
Accounts receivable:
Associated companies	58,216	172,943
Other	7,099	7,294
Total accounts receivable	65,315	180,237
Materials and supplies - at average cost	79,849	86,333
Deferred nuclear refueling outage costs	48,359	9,479
Prepayments and other	6,441	1,111
TOTAL	200,402	462,317

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	459,839	423,409
TOTAL	459,839	423,409

UTILITY PLANT
Electric	4,028,337	3,438,424
Property under capital lease	491,023	491,023
Construction work in progress	95,737	357,826
Nuclear fuel	297,287	157,967
TOTAL UTILITY PLANT	4,912,384	4,445,240
Less - accumulated depreciation and amortization	2,541,750	2,518,190
UTILITY PLANT - NET	2,370,634	1,927,050

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	131,603	124,777
Other regulatory assets	303,519	287,796
Other	17,624	20,016
TOTAL	452,746	432,589

TOTAL ASSETS	$3,483,621	$3,245,365

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$110,902	$110,163
Short-term borrowings	61,102	-
Accounts payable:
Associated companies	49,212	8,032
Other	116,543	63,331
Taxes accrued	35,554	92,455
Accumulated deferred income taxes	18,760	3,428
Interest accrued	12,376	17,776
Other	2,599	2,591
TOTAL	407,048	297,776

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	729,466	652,418
Accumulated deferred investment tax credits	57,627	57,865
Other regulatory liabilities	217,876	214,745
Decommissioning	461,565	445,352
Pension and other postretirement liabilities	134,008	139,719
Long-term debt	646,292	636,885
Other	22	42
TOTAL	2,246,856	2,147,026

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2012 and 2011	789,350	789,350
Retained earnings	40,367	11,213
TOTAL	829,717	800,563

TOTAL LIABILITIES AND EQUITY	$3,483,621	$3,245,365

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Retained Earnings	Total
Balance at December 31, 2010	$789,350	$23,016	$812,366

Net income	-	41,322	41,322
Common stock dividends	-	(39,300)	(39,300)

Balance at June 30, 2011	$789,350	$25,038	$814,388

Balance at December 31, 2011	$789,350	$11,213	$800,563

Net income	-	61,904	61,904
Common stock dividends	-	(32,750)	(32,750)

Balance at June 30, 2012	$789,350	$40,367	$829,717

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

Texas Power Price Lawsuit

See the Form 10-K for a discussion of the lawsuit filed in August 2003 in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  On April 30, 2012, the court entered an order certifying the class.  The defendants have appealed the order to the Texas Court of Appeals – First District.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

4/01/2012-4/30/2012	-	$-	-	$350,052,918
5/01/2012-5/31/2012	-	$-	-	$350,052,918
6/01/2012-6/30/2012	-	$-	-	$350,052,918
Total	-	$-	-

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1, in the Form 10-K for information regarding litigation against the U.S. Department of Energy.  Following are updates to that discussion.   In April 2012 the U.S. Court of Federal Claims issued a final judgment for approximately $10 million in the Grand Gulf case.  Entergy received payment of that amount from the U.S. Treasury in June 2012.  In April 2012, the same court also entered final judgment in the amount of approximately $4 million in the Pilgrim case.  In April 2012 the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision in the appeal in the Entergy Nuclear Indian Point 2 case. In that decision, the Federal Circuit reversed certain damages awarded to Entergy, but also reversed the trial court's denial of certain overhead costs. The revisions to the award reduced the net amount from approximately $106 million to approximately $103 million, and Entergy received payment of that amount from the U.S. Treasury in August 2012.  In June 2012 the Federal Circuit issued a decision in the appeal of the Vermont Yankee case.  In that decision, the Federal Circuit reversed certain damages awarded to Entergy, but again reversed the trial court’s denial of certain overhead costs.  The revisions to the award reduced the net amount from approximately $47 million to approximately $41 million.  Management cannot predict the timing of eventual receipt from the DOE of the Pilgrim and Vermont Yankee damage awards or any other damage awards discussed in the Form 10-K.

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

Clean Water Act

NPDES Permits and Section 401 Water Quality Certifications

Indian Point

As discussed in more detail in the Form 10-K, Entergy is involved in an administrative permitting process with the New York State Department of Environmental Conservation (NYSDEC) for renewal of the Indian Point 2 and Indian Point 3 discharge permits.  The NYSDEC has directed Entergy to develop detailed feasibility information regarding the construction and operation of cooling towers, and alternatives to closed cycle cooling, prior to the issuance of a new draft permit by the NYSDEC staff and commencement of the adjudicatory proceeding.    Entergy has proposed an alternative to the cooling towers, the use of cylindrical wedgewire screens, the construction costs of which are now expected to be approximately $250 million to $300 million to install.

316(b) Cooling Water Intake Structures

EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures.  The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts.  Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule.  In January 2007, the U.S. Second Circuit Court of Appeals remanded the rule to the EPA for reconsideration.  The court instructed the EPA to reconsider several aspects of the rule that were beneficial to businesses affected by the rule after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule.  In April 2008, the U.S. Supreme Court agreed to review the Second Circuit decision on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to businesses affected by the rule that the Second Circuit disallowed.  In March 2009, the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration.  The EPA reissued the proposed rule in April 2011, with finalization originally anticipated by July 27, 2012; however, the EPA recently extended the deadline to June 27, 2013.  Entergy filed comments with the EPA on the proposed rule.

Other Environmental Matters

Entergy Gulf States Louisiana and Entergy Texas

In 1994, Entergy Gulf States Louisiana, L.L.C. initiated an environmental groundwater assessment associated with the submittal of a permit application for a construction project at the Louisiana Station Generating Plant (Louisiana Station).  In 1995, the ongoing assessment confirmed subsurface soil and groundwater impact to three primary areas on the plant site.  Subsequently, from 1997 to 1999 soil was removed under guidance and permission of the Louisiana Department of Environmental Quality (LDEQ).  !n 2000, Entergy pursued the final regulatory required remediation of the site’s groundwater and submitted a long term monitoring plan approved by LDEQ in 2002.  Implementation of the monitoring plan in 2002 identified the presence of hydrocarbon contributed by a third party.  Responsibility has been defined and a cost sharing has been implemented with a responsible third party identified in the previous characterization phase.  The final groundwater clean-up and monitoring phase at Louisiana Station is expected to continue for an undefined period of time until groundwater characterization and compliance monitoring meet LDEQ Risk Evaluation and Corrective Action Program groundwater standards for a consistent period of time.  Current annual environmental management cost is now under $50 thousand per year and includes partial reimbursement by the third party.

Entergy

In November 2010 a transformer at the Indian Point facility failed, resulting in a fire and the release of non-PCB oil to the ground surface.  The fire was extinguished by the facility’s fire deluge system along with the site’s fire brigade.  No injuries occurred due to the transformer failure or Entergy’s response.  Non-PCB oil and deluge water were released into the facility’s discharge canal and the environment surrounding the transformer and discharge canal, including the Hudson River, as a result of the failure, fire, and fire suppression.  As a result of this discharge of non-PCB oil, Entergy in March 2012 agreed to a settlement with the New York State Department of Environmental Conservation under which Entergy paid a civil penalty of $625,000, will pay another $600,000 to environmental benefit programs in the region, and a possible additional payment of $275,000 that is suspended contingent upon Entergy’s compliance with the other terms of the settlement.  Entergy also paid $67,000 in natural resource damages and oversight costs.

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

	Years Ended December 31,
	2011		2010		2009
	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Income Statement
Income taxes	$88,313	$89,736	$75,878	$92,297	$89,185	$88,951
Net income	$203,027	$201,604	$190,738	$174,319	$153,047	$153,281
Earnings applicable to common equity	$202,202	$200,779	$189,911	$173,492	$152,222	$152,456

Statement of Cash Flows
Net income	$203,027	$201,604	$190,738	$174,319	$153,047	$153,281
Deferred income taxes, investment tax credits, and non-current taxes accrued	$(6,268)	$(4,845)	$87,920	$104,339	$138,817	$138,583
Changes in other regulatory assets	$(80,027)	$(77,713)	$114,528	$141,216	$(44,612)	$(44,993)
Other operating activities	$(35,248)	$(37,562)	$30,717	$4,029	$(86,474)	$(86,093)

	December 31,
	2011		2010
	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Balance Sheet
Regulatory asset for income taxes - net	$249,058	$173,724	$234,406	$161,386
Accumulated deferred income taxes - current	$5,427	$5,107	$1,749	$1,255
Accumulated deferred income taxes and taxes accrued	$1,397,230	$1,368,563	$1,405,374	$1,377,772
Member’s equity	$1,439,733	$1,393,386	$1,539,517	$1,494,593

	Years Ended December 31, 2011, 2010, and 2009
	Member’s Equity		Total Equity
	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Statement of Changes in Equity
Balance at December 31, 2008	$1,352,408	$1,323,669	$1,332,143	$1,303,404
2009 Net income	$153,047	$153,281	$153,047	$153,281
Balance at December 31, 2009	$1,473,930	$1,445,425	$1,441,759	$1,413,254
2010 Net income	$190,738	$174,319	$190,738	$174,319
Balance at December 31, 2010	$1,539,517	$1,494,593	$1,509,213	$1,464,289
2011 Net income	$203,027	$201,604	$203,027	$201,604
Balance at December 31, 2011	$1,439,733	$1,393,386	$1,380,123	$1,333,776

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2007	2008	2009	2010	2011	2012

Entergy Arkansas	3.19	2.33	2.39	3.91	4.31	3.98
Entergy Gulf States Louisiana	2.84	2.44	2.99	3.58	4.36	3.68
Entergy Louisiana	3.44	3.14	3.52	3.41	1.86	0.57(a)
Entergy Mississippi	3.22	2.92	3.31	3.35	3.55	3.16
Entergy New Orleans	2.74	3.71	3.61	4.43	5.37	3.71
Entergy Texas	2.07	2.04	1.92	2.10	2.34	2.00
System Energy	3.95	3.29	3.73	3.64	3.85	4.06

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2007	2008	2009	2010	2011	2012

Entergy Arkansas	2.88	1.95	2.09	3.60	3.83	3.53
Entergy Gulf States Louisiana	2.73	2.42	2.95	3.54	4.30	3.62
Entergy Louisiana	3.08	2.87	3.27	3.19	1.70	0.52(b)
Entergy Mississippi	2.97	2.67	3.06	3.16	3.27	2.91
Entergy New Orleans	2.54	3.45	3.33	4.08	4.74	3.28

(a)	Earnings, as defined, for the twelve months ended June 30, 2012, were $55.3 million less than fixed charges, as defined.
(b)	Earnings, as defined, for the twelve months ended June 30, 2012, were $66.6 million less than combined fixed charges and preferred distributions, as defined.

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

*	4(a) -	Seventy-fifth Supplemental Indenture, dated as of July 1, 2012, to Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944 (4.08 to Form 8-K dated July 3, 2012 in 1-32718).

	12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.
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

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:   August 7, 2012