Form 10-Q
period 2012-09-30
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2012-11-06
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

 __________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at October 31, 2012
Entergy Corporation	($0.01 par value)	177,732,990

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2011 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2012

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2012

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
•
regulatory and operating challenges and uncertainties associated with the Utility operating companies’ proposal to move to the MISO RTO and the operations of the independent coordinator of transmission for Entergy's Utility service area;

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

•	effects of climate change;
•	Entergy's ability to manage its capital projects and operation and maintenance costs;
•	Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms;
•	the economic climate, and particularly economic conditions in Entergy's Utility service area and the Northeast United States and events that could influence economic conditions in those areas;
•	the effects of Entergy's strategies to reduce tax payments;
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria;
•	changes in inflation and interest rates;
•	the effect of litigation and government investigations or proceedings;
•	advances in technology;
•	the potential effects of threatened or actual terrorism, cyber-attacks or data security breaches, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;
•	Entergy's ability to attract and retain talented management and directors;
•	changes in accounting standards and corporate governance;
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy's defined benefit pension and other postretirement benefit plans;
•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites;
•	factors that could lead to impairment of long-lived assets; and
•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:
Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASLB	Atomic Safety and Licensing Board, the board within the NRC that conducts hearings and performs other regulatory functions that the NRC authorizes
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to portions of Entergy's service area in Louisiana, and to a lesser extent in Mississippi and Arkansas.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy's electric facilities in areas with damage from Hurricane Isaac are currently estimated to be in the range of $400 million to $500 million, as follows:

Company	Hurricane Isaac Restoration Costs
(In Millions)
Entergy Arkansas	$10
Entergy Gulf States Louisiana	70-90
Entergy Louisiana	240-300
Entergy Mississippi	30-40
Entergy New Orleans	50-60
Total	$400-500

The Utility operating companies are considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, accessing funded storm reserves; securitization or other alternative financing; and traditional retail recovery on an interim and permanent basis.  Each Utility operating company is responsible for its restoration cost obligations and for recovering or financing its storm-related costs.  Storm cost recovery or financing may be subject to review by applicable regulatory authorities.

Entergy has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy recorded corresponding regulatory assets of approximately $130 million and construction work in progress of approximately $270 million.  Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service areas because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

Third Quarter 2012 Compared to Third Quarter 2011

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2012 to the third quarter 2011 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (1)	Entergy
	(In Thousands)

3rd Qtr 2011 Consolidated Net Income	$528,459	$130,862	($26,252)	$633,069

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	189,220	(46,721)	(2,626)	139,873
Other operation and maintenance expenses	40,964	16,059	(602)	56,421
Taxes other than income taxes	(2,248)	(617)	(130)	(2,995)
Depreciation and amortization	13,902	(15,664)	(79)	(1,841)
Other income	(5,287)	(2,847)	(365)	(8,499)
Interest expense	9,485	(2,227)	12,951	20,209
Other expenses	3,442	(5,097)	-	(1,655)
Income taxes	346,341	(29,926)	35,219	351,634

3rd Qtr 2012 Consolidated Net Income	$300,506	$118,766	($76,602)	$342,670

(1)	Parent & Other include eliminations, which are primarily intersegment activity.

Net income for Utility in the third quarter 2011 was significantly affected by a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue in the third quarter 2011, because Entergy Louisiana is sharing the benefits with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2012 to the third quarter 2011.

Amount
(In Millions)

2011 net revenue	$1,319
Mark-to-market tax settlement sharing	200
Grand Gulf recovery	31
Retail electric price	26
Purchased power capacity	(12)
Net wholesale revenue	(15)
Volume/weather	(35)
Other	(6)
2012 net revenue	$1,508

           The mark-to-market tax settlement sharing variance results from a regulatory charge recorded in September 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

The Grand Gulf recovery variance is primarily due to increased recovery of higher expenses resulting from the Grand Gulf uprate.

The retail electric price variance is primarily due to an increase in the storm cost recovery rider at Entergy Mississippi, as approved by the MPSC for a five-month period effective August 2012, and an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2012.  The storm costs provision and costs related to the energy efficiency program are included in other operation and maintenance expenses and therefore the increased revenues have no effect on net income.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts and higher wholesale energy costs.

The volume/weather variance is primarily due to decreased electricity usage, including the effect of milder weather as compared to the prior period on residential and commercial sales.  Hurricane Isaac, which hit the Utility’s service area in August 2012, also contributed to the decrease in electricity usage.  Billed retail electricity usage decreased a total of 1,290 GWh, or 4%, across all customer classes.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the third quarter 2012 to the third quarter 2011.

Amount
(In Millions)

2011 net revenue	$542
Nuclear realized price changes	(48)
Nuclear volume	(22)
Other	23
2012 net revenue	$495

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $47 million, or 9%, in the third quarter 2012 compared to the third quarter 2011 primarily due to lower pricing in its contracts to sell power and lower volume in its nuclear fleet resulting from more unplanned and refueling outage days in 2012 compared to the same period in 2011 which was partially offset by the exercise of resupply options provided for in purchase power agreements whereby Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running.  Amounts related to the exercise of resupply options are included in the GWh billed in the table below.  Partially offsetting the lower net revenue from the nuclear fleet was higher net revenue from the Rhode Island State Energy Center, which was acquired in December 2011.

Following are key performance measures for Entergy Wholesale Commodities for the third quarter 2012 and 2011:

	2012	2011

Owned capacity	6,612	6,016
GWh billed	12,002	11,255
Average realized revenue per MWh	$51.88	$56.02

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	90%	98%
GWh billed	10,480	10,645
Average realized revenue per MWh	$52.27	$56.07
Refueling Outage Days:
FitzPatrick	15	-

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

See the Form 10-K for a discussion of Entergy Wholesale Commodities nuclear business’s average realized price per MWh, including the factors that influence it and the decrease in the annual average realized price per MWh to $54.73 in 2011 from $59.16 in 2010.  Entergy Wholesale Commodities’ nuclear business is likely to continue to experience a decrease again in 2012 from 2011 because, as shown in the contracted sale of energy table in "Market and Credit Risk Sensitive Instruments," Entergy Wholesale Commodities has 89% of its planned nuclear energy output under contract for the remainder of 2012 for a minimum average contracted energy price of $47 per MWh.  In addition, Entergy Wholesale Commodities has 84% of its planned nuclear energy output under contract for 2013 for a minimum average contracted energy price of $45 per MWh.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $478 million for the third quarter 2011 to $519 million for the third quarter 2012 primarily due to:

•
the deferral in 2011 of $13 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’ 2010 test year formula rate plan filing approved by the City Council in September 2011.  See Note 2 to the financial statements in the Form 10-K for further discussion of the Entergy New Orleans 2010 test year formula rate plan filing and settlement;

•	$11 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business;
•	an increase of $10 million resulting from a temporary increase in the Entergy Mississippi storm damage reserve authorized by the MPSC effective August 2012;
•	an increase of $7 million in energy efficiency costs at Entergy Arkansas. These costs are recovered through the energy efficiency rider and have no effect on net income;
•
an increase of $7 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•
the amortization of $4 million of Hurricane Rita storm costs in accordance with a rate order from the PUCT effective September 2012.  See Note 2 to the financial statements for discussion of the PUCT order.

These increases were partially offset by a decrease of approximately $7 million as a result of the deferral or capitalization of storm restoration costs for Hurricane Isaac, which hit the Utility's service area in August 2012.

Depreciation and amortization expense increased primarily due to additions to plant in service.

Interest expense increased primarily due to a revision in 2011 caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects.  Also contributing to the increase were net debt issuances by certain of the Utility operating companies.

Entergy Wholesale Commodities

           Other operation and maintenance expenses increased from $229 million for the third quarter 2011 to $245 million for the third quarter 2012 primarily due to:

•
an increase of $5 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $4 million due to the operations of the Rhode Island State Energy Center, which was acquired in December 2011; and
•	other items, including additional material and supply costs.

Depreciation and amortization expense decreased primarily due to an adjustment resulting from a final court decision in the Entergy Nuclear Indian Point 2 lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal.  The effects of recording the proceeds from the judgment reduced the plant in service balance with a corresponding $19 million reduction to previously-recorded depreciation expense.  The litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel.”

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Parent & Other

Interest expense increased primarily due to the issuance of $500 million of 4.7% senior notes by Entergy Corporation in January 2012 and a higher interest rate on outstanding borrowings under the Entergy Corporation credit facility.

Income Taxes

The effective income tax rate for the third quarter 2012 was 40.4%. The difference in the effective income tax rate versus the statutory rate of 35% for the third quarter 2012 is primarily due to state income taxes.

The effective income tax rate for the third quarter 2011 was (23.2%).  The difference in the effective income tax rate versus the statutory rate of 35% for the third quarter 2011 was primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense of $422 million.  See Note 3 to the financial statements in the Form 10-K for further discussion of the settlement.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (1)	Entergy
	(In Thousands)

2011 Consolidated Net Income	$949,854	$319,651	($62,159)	$1,207,346

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(6,473)	(149,942)	(4,871)	(161,286)
Other operation and maintenance expenses	120,313	56,486	5,893	182,692
Asset impairment	-	355,524	-	355,524
Taxes other than income taxes	3,684	14,297	(145)	17,836
Depreciation and amortization	28,061	(3,931)	(91)	24,039
Other income	1,102	8,098	(207)	8,993
Interest expense	17,546	1,346	23,306	42,198
Other expenses	6,288	(54,105)	-	(47,817)
Income taxes	92,347	(223,380)	45,101	(85,932)

2012 Consolidated Net Income	$676,244	$31,570	($141,301)	$566,513

(1)	Parent & Other include eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

As discussed in more detail in Note 11 to the financial statements, results of operations for the nine months ended September 30, 2012 include a $355.5 million ($223.5 million after-tax) impairment charge to write down the carrying values of Vermont Yankee and related assets to their fair values.  Also, net income for Utility in the nine months ended September 30, 2012 was significantly affected by a settlement with the IRS related to the income tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue in the nine months ended September 30, 2012, because Entergy Louisiana and Entergy Gulf States Louisiana are sharing the benefits with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.  Net income for Utility for the nine months ended September 30, 2011 was significantly affected by a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue in the nine months ended September 30, 2011, because Entergy Louisiana is sharing the benefits with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Amount
(In Millions)

2011 net revenue	$3,772
Louisiana Act 55 financing tax settlement sharing	(163)
Volume/weather	(84)
Purchased power capacity	(25)
Net wholesale revenue	(24)
Grand Gulf recovery	31
Retail electric price	43
Mark-to-market tax settlement sharing	201
Other	14
2012 net revenue	$3,765

The Louisiana Act 55 financing tax settlement sharing variance results from a regulatory charge recorded in 2012 because Entergy Louisiana and Entergy Gulf States Louisiana are sharing the benefits of the settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales.  Hurricane Isaac, which hit the Utility’s service area in August 2012, also contributed to the decrease in electricity usage.  This was partially offset by an increase in industrial sales largely due to expansions.  This sector had growth from both large and small industrial customers.  Improvements in chemicals were partially offset by declines in refineries and pipelines.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts and higher wholesale energy costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The Grand Gulf recovery variance is primarily due to increased recovery of higher expenses resulting from the Grand Gulf uprate.

The retail electric price variance is primarily due to:

•
an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2012.  This increase is offset by costs included in other operation and maintenance expenses and has no effect on net income;

•
an increase in the storm cost recovery rider at Entergy Mississippi, as approved by the MPSC for a five-month period effective August 2012.  This increase is offset by costs included in other operation and maintenance expenses and has no effect on net income;

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

The mark-to-market tax settlement sharing variance results from a regulatory charge recorded in 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Amount
(In Millions)

2011 net revenue	$1,541
Nuclear realized price changes	(162)
Nuclear volume	(30)
Other	42
2012 net revenue	$1,391

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $150 million, or 10%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to lower pricing in its contracts to sell power and lower volume in its nuclear fleet resulting from more planned and unplanned outage days in 2012 compared to the same period in 2011 which was partially offset by the exercise of resupply options provided for in purchase power agreements whereby Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running.  Amounts related to the exercise of resupply options are included in the GWh billed in the table below.  Partially offsetting the lower net revenue from the nuclear fleet was higher net revenue from the Rhode Island State Energy Center, which was acquired in December 2011.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2012 and 2011:

	2012	2011

Owned capacity	6,612	6,016
GWh billed	34,957	32,376
Average realized revenue per MWh	$49.84	$55.20

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	88%	93%
GWh billed	30,744	30,551
Average realized revenue per MWh	$50.42	$55.31
Refueling Outage Days:
FitzPatrick	15	-
Indian Point 2	28	-
Indian Point 3	-	30
Palisades	34	-
Pilgrim	-	25

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,411 million for the nine months ended September 30, 2011 to $1,531 million for the nine months ended September 30, 2012 primarily due to:

•
an increase of $42 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	$27 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business;
•
an increase of $17 million in fossil-fueled generation expenses resulting from higher outage costs primarily because of the timing of the outages and increased scope of outages compared to the same period in the prior year;

•
the deferral in 2011 of $13 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’ 2010 test year formula rate plan filing approved by the City Council in September 2011.  See Note 2 to the financial statements in the Form 10-K for further discussion of the Entergy New Orleans 2010 test year formula rate plan filing and settlement;

•	an increase of $10 million resulting from a temporary increase in the Entergy Mississippi storm damage reserve authorized by the MPSC effective August 2012;
•	an increase of $9 million in energy efficiency costs at Entergy Arkansas. These costs are recovered through the energy efficiency rider and have no effect on net income;
•	nuclear insurance refunds of $5 million received in 2011; and
•
the amortization of $4 million of Hurricane Rita storm costs in accordance with a rate order from the PUCT effective September 2012.  See Note 2 to the financial statements for discussion of the PUCT order.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

These increases were partially offset by:

•	a decrease of approximately $7 million as a result of the deferral or capitalization of storm restoration costs for Hurricane Isaac, which hit the Utility's service area in August 2012; and
•
the effect of the deferral, as approved by the FERC, and the LPSC for the Louisiana jurisdictions, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $10 million.

Depreciation and amortization expense increased primarily due to additions to plant in service.

Interest expense increased primarily due to a revision in 2011 caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects.  Also contributing to the increase were net debt issuances by certain of the Utility operating companies.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $669 million for the nine months ended September 30, 2011 to $726 million for the nine months ended September 30, 2012 primarily due to:

•
an increase of $23 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $15 million due to the operations of the Rhode Island State Energy Center, which was acquired in December 2011; and
•	other items, including additional material and supply costs.

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

Depreciation and amortization expense decreased primarily due to an adjustment resulting from a final court decision in the Entergy Nuclear Indian Point 2 lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal.  The effects of recording the proceeds from the judgment reduced the plant in service balance with a corresponding $19 million reduction to previously-recorded depreciation expense.  The litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel.”  Partially offsetting the adjustment was an increase due to additions to plant in service, including the acquisition of the Rhode Island State Energy Center in December 2011.

Other expenses decreased primarily due to a credit to decommissioning expense of $49 million in the second quarter 2012 resulting from a reduction in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study.  See “Critical Accounting Estimates – Nuclear Decommissioning Costs” below for further discussion.

Parent & Other

Interest expense increased primarily due to the issuance of $500 million of 4.7% senior notes by Entergy Corporation in January 2012 and a higher interest rate on outstanding borrowings under the Entergy Corporation credit facility.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate for the nine months ended September 30, 2012 was 16.3%.  The difference in the effective income tax rate versus the statutory rate of 35% for the nine months ended September 30, 2012 is related to (1) an IRS settlement on how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, as discussed further in Note 10 to the financial statements; and (2) a unanimous court decision from the U.S. Court of Appeals for the Fifth Circuit affirming an earlier decision of the U.S. Tax Court holding that Entergy was entitled to claim a credit against its U.S. tax liability for the U.K. windfall tax that it paid.  The settlement and the decision necessitated that Entergy reverse provisions for uncertain tax positions.  See Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein for further discussion of the settlement and tax credit.

The effective income tax rate for the nine months ended September 30, 2011 was 14%.  The difference in the effective income tax rate versus the statutory rate of 35% for the nine months ended September 30, 2011 was primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense of $422 million.  See Note 3 to the financial statements in the Form 10-K for further discussion of the settlement.

Plan to Spin Off the Utility’s Transmission Business

See the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp.  Following are updates to that discussion.

Filings with Retail Regulators

In conjunction with ITC, each of the Utility operating companies, with the exception of Entergy Texas, have filed applications with their respective retail regulators seeking approval for the proposal to spin off and merge the Utility’s transmission business with ITC, including approval for change of control of the transmission assets and transaction-related steps in the spin-off and merger.  An application was filed with the LPSC on September 5, 2012, with the City Council on September 12, 2012, with the APSC on September 28, 2012, and with the MPSC on October 5, 2012.  The PUCT is required to issue an order within 180 days of a filing, so Entergy Texas plans to monitor the other Utility operating companies for further information on procedural schedules before submitting its filing.  Entergy Arkansas also expects to file an application with the Missouri Public Service Commission before the end of 2012 to obtain approval for the transfer of limited transmission facilities located in Missouri.

The ALJ in the LPSC proceeding has established a procedural schedule with a hearing set to commence on June 24, 2013 and LPSC consideration anticipated in September 2013.  The City Council has established a procedural schedule with a hearing scheduled to commence on July 23, 2013, with certification of the record to the City Council no later than August 6, 2013.

Filings with the FERC

On September 24, 2012, Entergy, ITC, and certain of their subsidiaries submitted a series of filings with the FERC to obtain regulatory approvals related to the proposed transfer to ITC subsidiaries of the transmission assets owned by the Utility operating companies.  These filings include a joint application for authorization of the acquisition and disposition of jurisdictional transmission facilities, approval of transmission service formula rates and certain jurisdictional agreements, and a petition for declaratory order on the application of Federal Power Act section 305(a).  The application seeks approval under Federal Power Act section 205 of formula rates under Attachment O of the MISO Tariff for each of the new ITC Operating Companies (which will become Transmission Owner members of MISO) and of related jurisdictional pro forma agreements.  In a separate filing, MISO sought approval of an amendment to the MISO Tariff pursuant to Federal Power Act section 205 to enable the integration of the new ITC Operating Companies’ transmission facilities into MISO prior to the Utility operating companies becoming market participants in MISO.  On September 26, 2012, ESI submitted an application under Federal Power Act section 205 requesting FERC authorization to cancel System Agreement Service Schedule MSS-2 (Transmission Equalization) effective upon closing of the transaction.  On October 10, 2012 the FERC established a comment due date of December 7, 2012 for these applications and certain other filings related to the transaction.  On October 31, 2012, Entergy, ITC, and certain subsidiaries submitted filings with the FERC to obtain regulatory approvals under Federal Power Act section 204 for the various financings being undertaken as part of the transaction.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Filings

In July 2012, Entergy Corporation submitted a request to the Internal Revenue Service seeking a private letter ruling substantially to the effect that certain requirements for the tax-free treatment of the distribution of the transmission business are met.  In September 2012, Entergy submitted an application to the NRC for approval of certain nuclear plant license transfers and amendments as part of the steps to complete the spin-off and merger.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

In March 2011 and May 2012 the NRC renewed the operating licenses of Vermont Yankee and Pilgrim, respectively, for an additional 20 years, as a result of which each license now expires in 2032.  For additional discussion regarding activity in Vermont and the continued operation of the Vermont Yankee plant, see “Vermont Yankee” in Note 11 to the financial statements herein.  In the Vermont Yankee license renewal case, Vermont and the New England Coalition appealed the NRC’s renewal of Vermont Yankee’s license to the D.C. Circuit.  In June 2012 the D.C. Circuit denied that appeal.  The time for seeking further judicial review of the NRC’s issuance of Vermont Yankee’s renewed operating license has expired.  In the Pilgrim license renewal case, three contentions remained pending before the ASLB at the time the license was issued.  Two of those contentions were subsequently denied by the ASLB and not appealed within the applicable time.  A third remaining contention (alleging failure of the Pilgrim Environmental Impact Statement to address adequately an endangered species) was denied by the ASLB and then appealed to the NRC, where it remains pending.    The NRC has indicated that should the appeal of a contention result in voiding of the renewed license, Pilgrim could operate under the “timely renewal” doctrine in reliance on the prior, and now superseded, license until proceedings concerning the renewed license are final.  Massachusetts has appealed the NRC’s renewal of Pilgrim’s license to the United States Court of Appeals for the First Circuit.  Entergy has intervened in that appeal.  Briefing has been completed and the scheduling of oral argument is pending.

The NRC operating licenses for Indian Point 2 and Indian Point 3 expire in September 2013 and December 2015, respectively.  Under federal law, nuclear power plants may continue to operate beyond their license expiration dates while their renewal applications are pending NRC approval.  In April 2007, Entergy submitted an application to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years.  The ASLB has admitted 21 contentions raised by the State of New York or other parties, which were combined into 16 discrete issues.  A few of the issues have been resolved, but several issues remain subject to ASLB hearings.  In July 2011, the ASLB granted the State of New York’s motion for summary disposition of an admitted contention challenging the adequacy of a section of Indian Point’s environmental analysis as incorporated in the Final Supplemental Environmental Impact Statement (FSEIS) (discussed below).  That section provided cost estimates for Severe Accident Mitigation Alternatives (SAMAs), which are hardware and procedural changes that could be implemented to mitigate estimated impacts of off-site radiological releases in case of a hypothesized severe accident.  In addition to finding that the SAMA cost analysis was insufficient, the ASLB directed the NRC staff to explain why cost-beneficial SAMAs should not be required to be implemented.  Entergy appealed the ASLB’s decision to the NRC and the NRC staff supported Entergy’s appeal, while the State of New York opposed it.  In December 2011 the NRC denied Entergy’s appeal as premature, stating that the appeal could be renewed at the conclusion of the ASLB proceedings.

Pursuant to ASLB scheduling orders in the Indian Point 2 and 3 license renewal proceeding, the parties have submitted several rounds of testimony on “Track 1” contentions, which represent a majority of the contentions pending before the ASLB.   Hearings on Track 1 contentions commenced October 15, 2012.  Hearings on the remaining issues will follow the submission of additional testimony on dates yet to be set.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The NRC staff currently is also continuing to perform its technical and environmental reviews of the Indian Point 2 and 3 license renewal application.  The NRC staff issued a Final Safety Evaluation Report (FSER) in August 2009, a supplement to the FSER in August 2011, a FSEIS in December 2010 and a supplement to the FSEIS in June 2012.  The NRC staff issued a draft supplemental FSEIS in June 2012 and has stated its intent to issue, following an opportunity for comment, another supplement to the FSEIS in December 2012.  In addition, the NRC staff has stated its intent to issue a further supplement to the FSER in early 2013.

The New York State Department of Environmental Conservation has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  In addition, the consistency of Indian Point’s operations with New York State’s coastal management policies must be resolved as required by the Coastal Zone Management Act (CZMA).  On July 24, 2012, Entergy filed a supplement to the Indian Point license renewal application currently pending before the NRC.  The supplement states that, based on applicable federal law and in light of prior reviews by the State of New York, the NRC may issue the requested renewed operating licenses for Indian Point without the need for an additional consistency review by the State of New York under the CZMA.  On July 30, 2012, Entergy filed a motion for declaratory order with the ASLB seeking confirmation of its position that no further CZMA consistency determination is required before the NRC may issue renewed licenses.  Responses to Entergy’s motion for declaratory order are due January 14, 2013, after the Track 1 ASLB hearing is scheduled to be completed.

The hearing process is an integral component of the NRC’s regulatory framework, and evidentiary hearings on license renewal applications are not uncommon.  Entergy intends to participate fully in the hearing process as permitted by the NRC’s hearing rules.  As noted in Entergy’s responses to the various intervenor filings, Entergy believes the contentions proposed by the intervenors are unsupported and without merit.  Entergy will continue to work with the NRC staff as it completes its technical and environmental reviews of the Indian Point 2 and 3 license renewal applications.

On June 8, 2012, the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings.  The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions.  The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that NEPA requires the NRC to address before it issues a renewed license.  Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf and Indian Point 2 and 3.  On August 7, 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward.  On September 6, 2012 the NRC directed its staff to develop a revised Waste Confidence Decision within 24 months.

Liquidity and Capital Resources

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2012	December 31, 2011

Debt to capital	57.7%	57.3%
Effect of excluding the securitization bonds	(2.0)%	(2.3)%
Debt to capital, excluding securitization bonds (1)	55.7%	55.0%
Effect of subtracting cash	(1.6)%	(1.5)%
Net debt to net capital, excluding securitization bonds (1)	54.1%	53.5%

(1)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2017.  Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2012.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$1,315	$8	$2,177

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

In September 2012, Entergy Corporation implemented a commercial paper program with a program limit of up to $500 million.  At September 30, 2012, Entergy Corporation had $154.3 million of commercial paper outstanding.  In October 2012 the Board approved increasing the limit for the commercial paper program to $1 billion.  See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation commercial paper program.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Investment Plan Preliminary Estimate for 2013-2015

Entergy is developing its capital investment plan for 2013 through 2015 and currently anticipates that the Utility will make $5.4 billion in capital investments during that period, including approximately $2.9 billion for maintenance of existing assets, and that Entergy Wholesale Commodities will make $1.2 billion in capital investments during that period, including approximately $0.4 billion for maintenance of existing assets.  The remaining $2.5 billion of Utility investments is associated with specific investments such as the Waterford 3 steam generator replacement project, the Ninemile Point Unit 6 self-build project, and other investments.  The remaining $0.8 billion of Entergy Wholesale Commodities investments is associated with specific investments such as dry cask storage, nuclear license renewal, component replacement and identified repairs, spending in response to the Indian Point Safety Evaluation, NYPA value sharing, and wedgewire screens at Indian Point.

Grand Gulf Uprate

As discussed in more detail in the Form 10-K, the estimated capital investments for 2012-2014 include System Energy’s approximately 178 MW uprate of the Grand Gulf nuclear plant.  Grand Gulf’s spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were made during this outage.  Based upon the uprate-related work completed during the spring 2012 refueling outage, additional information from the project's engineering, procurement and construction contractor, the costs required to install instrumentation in the steam dryer in response to evolving guidance from the NRC staff, and delays in obtaining NRC approval, System Energy now estimates the total capital investment made in the course of the implementation of the Grand Gulf uprate project is approximately $874 million, including SMEPA’s share.  Construction work was completed in June 2012 and in July 2012 the NRC approved the license amendment, which allows the plant to operate at the uprated capacity level.

Waterford 3 Steam Generator Replacement Project

See the Form 10-K for a discussion of Entergy Louisiana’s plan to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms.  Entergy Louisiana’s Fall 2012 refueling outage began in October 2012, which will include the steam generator, reactor vessel head, and control element drive mechanisms replacement project.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its October 2012 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since second quarter 2010.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
	(In Millions)

Cash and cash equivalents at beginning of period	$694	$1,294

Cash flow provided by (used in):
Operating activities	2,220	2,130
Investing activities	(2,323)	(2,395)
Financing activities	159	(42)
Net increase (decrease) in cash and cash equivalents	56	(307)

Cash and cash equivalents at end of period	$750	$987

Operating Activities

Entergy's cash flow provided by operating activities increased by $90 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to:

•
a decrease of $167 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding; and

•	an increase in deferred fuel cost collections.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

These increases were partially offset by:

•	the decrease in Entergy Wholesale Commodities net revenue that is discussed above;
•	an increase of $42 million in income tax payments; and
•
a refund of $30.6 million, including interest, paid to AmerenUE in June 2012.  The FERC ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments previously collected.  See Note 2 to the financial statements for further discussion of the FERC order.

Investing Activities

Net cash used in investing activities decreased by $72 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to:

•	the purchase of the Acadia Unit 2 by Entergy Louisiana for approximately $300 million in April 2011;
•
a decrease in nuclear fuel purchases because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
proceeds received from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel.  The litigation is discussed in more detail in Part II, Item 5, “Spent Nuclear Fuel.”

These decreases were partially offset by an increase in construction expenditures, primarily in the Utility business resulting from spending on the uprate project at Grand Gulf.  Entergy’s construction spending plans for 2012 through 2014 are discussed in the Form 10-K and are updated in the Capital Expenditure Plans and Other Uses of Capital section in this report.

Financing Activities

Entergy’s financing activities provided $159 million of cash for the nine months ended September 30, 2012 compared to using $42 million of cash for the nine months ended September 30, 2011 primarily due to Entergy repurchasing $235 million of its common stock in the nine months ended September 30, 2011, the issuance by Entergy Corporation in 2012 of $154 million of commercial paper, a net increase in 2012 of $92 million in short-term borrowings by the nuclear fuel company variable interest entities, and $51 million in proceeds from the sale to a third party in 2012 of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests.  Entergy’s share repurchase programs are discussed in the Form 10-K.  This activity was partially offset by long-term debt activity providing approximately $260 million of cash in 2012 compared to $588 million of cash in 2011.  For details of Entergy's commercial paper program, the nuclear fuel company variable interest entities’ short-term borrowings, and long-term debt activity in 2012 see Note 4 to the financial statements herein.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Federal Regulation

Independent Coordinator of Transmission

On July 10, 2012, the LPSC approved, subject to conditions, Entergy Gulf States Louisiana’s and Entergy Louisiana’s request to extend the ICT arrangement and to transition to MISO as the provider of ICT services effective as of November 2012 (with the actual transition expected to occur December 1, 2012) and continuing until the Utility operating companies join the MISO RTO, or December 31, 2013, whichever occurs first. No other retail regulatory filings with respect to the extension of the ICT arrangement and the transition from SPP to MISO as ICT services provider are expected.  On August 2, 2012, the Utility operating companies filed an application with FERC, seeking (a) an interim extension of the ICT arrangement through and until the earlier of December 31, 2014 or the date the proposed transfer of functional control of the Utility operating companies’ transmission assets to the MISO RTO is completed and (b) the transfer from SPP to MISO as the provider of ICT services, effective December 1, 2012.  The FERC issued an order accepting the proposal in October 2012.

System Agreement

Entergy Arkansas and Entergy Mississippi Notices of Termination of System Agreement Participation

On February 2, 2009, Entergy Arkansas and Entergy Mississippi filed with the FERC their notices of cancellation to terminate their participation in the Entergy System Agreement, effective December 18, 2013 and November 7, 2015, respectively.  In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96-month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal.  In February 2011 the FERC denied the LPSC’s and the City Council’s rehearing requests.  The LPSC and City Council appealed the FERC’s decision to the U.S. Court of Appeals for the D.C. Circuit.  The D.C. Circuit denied the appeal and in September 2012 the LPSC filed a petition for rehearing and rehearing en banc with the D.C. Circuit.  On October 11, 2012, the D.C. Circuit denied the LPSC’s request for rehearing and rehearing en banc.

Entergy’s Proposal to Join the MISO RTO

See the Form 10-K for a discussion of the Utility operating companies’ proposal to join the MISO RTO.  Following are updates to that discussion.

The LPSC voted to grant Entergy Gulf States Louisiana’s and Entergy Louisiana’s application for transfer of control to MISO, subject to conditions, on May 23, 2012, and issued its order on June 28, 2012.

Staff, advisors, and intervenors have filed testimony in the Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Texas proceedings.  Most parties were conditionally supportive of or did not oppose the requested transfer of control to MISO as in the public interest.  A number of parties, including the MPSC staff, the City Council advisors, and the PUCT staff proposed various conditions to be included in the orders granting the requested change of control.  The APSC Staff argued Entergy Arkansas has yet to provide an RTO option that is in the public interest and noted that Entergy Arkansas should maintain the standalone option until uncertainties are resolved regarding possible RTO membership.

The APSC conducted a hearing on the merits on May 30-31, 2012.  The APSC then issued an order on August 3, 2012 in which it stated that it was unable, at that time, to reach a finding that Entergy Arkansas’s application was in the public interest.  The order listed several conditions for Entergy Arkansas and MISO to meet before the APSC would approve Entergy Arkansas’s application.  Entergy Arkansas and MISO submitted filings on August 24, 2012 and August 31, 2012, respectively, explaining how they had either met each condition or met the apparent intent behind each condition.  On October 26, 2012, the APSC authorized Entergy Arkansas to sign the MISO Transmission Owners Agreement, which Entergy Arkansas has now done, and move forward with the MISO integration process.  The APSC held final approval of Entergy Arkansas’s application in abeyance, however, pending MISO filing with the APSC proof of approval by the appropriate MISO entities of certain governance enhancements.  On October 31, 2012, MISO filed with the APSC proof of approval of the governance enhancements and requested a finding of compliance and approval of Entergy Arkansas’s application.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

On July 18, 2012, the MPSC issued an order postponing its hearing on Entergy Mississippi’s change of control request, which had been scheduled for July 19-20, 2012, to allow parties additional time to conduct further analysis.  On September 17, 2012, Entergy Mississippi and the Mississippi Public Utilities Staff filed a joint stipulation indicating that they agree that Entergy Mississippi’s proposed transfer of functional control of its transmission facilities to MISO is in the public interest, subject to certain contingencies and conditions.  The MPSC is expected to issue a decision by Nov. 15, 2012.

The City Council issued a resolution on September 6, 2012 postponing the hearing on Entergy New Orleans’ change of control application, which had been scheduled for September 18, 2012, until October 23, 2012.  Discussions among the parties are still under way in the proceeding, and on October 18, 2012, the City Council adopted a resolution suspending the hearing until further notice.

Entergy Texas submitted its change of control filing on April 30, 2012.  On August 6, 2012, parties in the PUCT proceeding, with the exception of Southwest Power Pool, filed a non-unanimous settlement.  The substance of the settlement is that it is in the public interest for Entergy Texas to transfer functional control of its transmission facilities to MISO under certain conditions.  On October 26, 2012 the PUCT issued an order approving the transfer as in the public interest, subject to the terms and conditions in the settlement, with several additional terms and conditions requested by the PUCT and agreed to by the settling parties.

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, put and/or call options, to manage forward commodity

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivity are provided to show potential variations.  While the sensitivity reflects the minimum, it may not reflect the total maximum upside potential from higher market prices.  The information contained in the table below represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of September 30, 2012 (2012 represents the remainder of the year):

Entergy Wholesale Commodities Nuclear Portfolio

	2012	2013	2014	2015	2016	2017

Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	65%	41%	22%	12%	12%	13%
Unit-contingent with availability guarantees (c)	13%	19%	15%	13%	13%	13%
Firm LD (d)	24%	24%	55%	-%	-%	-%
Offsetting positions (e)	(13)%	-%	(19)%	-%	-%	-%
Total	89%	84%	73%	25%	25%	26%
Planned generation (TWh) (f) (g)	11	40	41	41	40	41
Average revenue per MWh on contracted volumes:
Minimum	$47	$45	$44	$48	$50	$51
Expected based on market prices as of September 30, 2012	$47	$45	$45	$49	$51	$52
Sensitivity: -/+ $10 per MWh market price change	$47	$45-$47	$44-$48	$48-$52	$50-$54	$51-$55

Capacity (n)
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	16%	16%	16%	16%	16%	16%
Capacity contracts (j)	59%	28%	13%	12%	5%	-%
Total	75%	44%	29%	28%	21%	16%
Planned net MW in operation (g) (k)	5,011	5,011	5,011	5,011	5,011	5,011
Average revenue under contract per kW per month (applies to Capacity contracts only)	$2.2	$2.3	$2.9	$3.3	$3.4	$-

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$48	$47	$45	$45	$47	$48
Sensitivity: -/+ $10 per MWh market price change	$47-$49	$46-$51	$42-$51	$38-$53	$40-$55	$41-$56

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2012	2013	2014	2015	2016	2017

Energy
Percent of planned generation under contract (a):
Cost-based contracts (l)	42%	39%	32%	35%	32%	32%
Firm LD (d)	5%	5%	5%	7%	6%	6%
Total	47%	44%	37%	42%	38%	38%
Planned generation (TWh) (f) (m)	1	6	6	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (l)	35%	29%	24%	24%	24%	24%
Bundled capacity and energy contracts (i)	8%	8%	8%	8%	8%	8%
Capacity contracts (j)	53%	47%	47%	48%	20%	-%
Total	96%	84%	79%	80%	52%	32%
Planned net MW in operation (k) (m)	1,052	1,052	1,052	1,052	1,052	1,052

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights

(b)	Transaction under which power is supplied from a specific generation asset; if the asset is not operating, seller is generally not liable to buyer for any damages
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

(d)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract, a portion of which may be capped through the use of risk management products

(e)	Transactions for the purchase of energy, generally to offset a Firm LD transaction
(f)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that effect dispatch
(g)
Assumes NRC license renewal for plants whose current licenses expire within five years and uninterrupted normal operation at all plants.  NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013) and Indian Point 3 (December 2015).  For a discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K and “Vermont Yankee” in Note 11 to the financial statements herein.  For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above.

(h)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions
(i)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold
(j)	A contract for the sale of an installed capacity product in a regional market
(k)
Amount of capacity to be available to generate power and/or sell capacity considering uprates planned to be completed during the year.  The increased capacity figure for the nuclear portfolio from the 10-K reflects the final testing and confirmation of a small incremental increase in output associated with equipment replacements at Palisades.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(l)
Contracts priced in accordance with cost-based rates, a ratemaking concept used for the design and development of rate schedules to ensure that the filed rate schedules recover only the cost of providing the service; these contracts are on owned non-utility resources located within Entergy’s Utility service area, which do not operate under market-based rate authority.  The percentage sold assumes approval of long-term transmission rights.  Includes sales to the Utility through 2013 of 121 MW of capacity and energy from Entergy Power sourced from Independence Steam Electric Station Unit 2.

(m)
Non-nuclear planned generation and net MW in operation include purchases from affiliated and non-affiliated counterparties under long-term contracts and exclude energy and capacity from Entergy Wholesale Commodities’ wind investment accounted for under the equity method of accounting and from the 544 MW Ritchie plant that is not planned to operate.

(n)
Reflects effect of ISO New England’s acceptance in the second quarter 2012 of Vermont Yankee’s bid to delist for the June 2015 through May 2016 forward capacity auction #6 and retroactively for the June 2013 through May 2014 forward capacity auction #4.  ISO New England has until May 2013 to consider Vermont Yankee’s delist bid for forward capacity auction #5.

Entergy estimates that a $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on September 30, 2012 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $12 million in 2012.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At September 30, 2012, based on power prices at that time, Entergy had liquidity exposure of $185 million under the guarantees in place supporting Entergy Wholesale Commodities transactions, $20 million of guarantees that support letters of credit, and $7 million of posted cash collateral to the ISOs.  As of September 30, 2012, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $131 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2012, Entergy would have been required to provide approximately $45 million of additional cash or letters of credit under some of the agreements.

As of September 30, 2012, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2016 have public investment grade credit ratings.

Nuclear Matters

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  The NRC, with input from the industry, is in the process of determining the specific actions required by the orders and an estimate of the increased costs cannot be made at this time.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

With the issuance of the three orders, the NRC also provided members of the public an opportunity to request a hearing.  Two established anti-nuclear groups, Pilgrim Watch and Beyond Nuclear, filed hearing requests, focused on Pilgrim, regarding two of the three orders.  These requests sought to have the NRC impose expanded remedial requirements to address the issues raised by the NRC’s orders.  Beyond Nuclear subsequently withdrew its hearing request and the NRC’s ASLB denied Pilgrim Watch’s hearing request.  Pilgrim Watch appealed the Board’s decision to the NRC.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  Following are updates to that discussion. For updates of the impairment of long-lived assets discussions regarding Vermont Yankee see Note 11 to the financial statements herein.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,320,360	$2,733,601	$6,039,752	$6,811,538
Natural gas	23,557	26,439	93,444	126,453
Competitive businesses	619,643	635,513	1,732,624	1,802,050
TOTAL	2,963,560	3,395,553	7,865,820	8,740,041

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	596,270	849,982	1,572,265	1,921,007
Purchased power	336,552	475,335	966,816	1,289,180
Nuclear refueling outage expenses	62,582	64,566	184,288	191,517
Asset impairment	-	-	355,524	-
Other operation and maintenance	765,242	708,821	2,259,758	2,077,066
Decommissioning	56,796	56,467	126,641	167,229
Taxes other than income taxes	149,049	152,044	424,329	406,493
Depreciation and amortization	281,740	283,581	836,711	812,672
Other regulatory charges	24,477	203,848	162,509	204,338
TOTAL	2,272,708	2,794,644	6,888,841	7,069,502

OPERATING INCOME	690,852	600,909	976,979	1,670,539

OTHER INCOME
Allowance for equity funds used during construction	18,396	21,516	70,986	59,558
Interest and investment income	24,490	33,238	94,767	95,906
Miscellaneous - net	(10,768)	(14,137)	(41,794)	(40,498)
TOTAL	32,118	40,617	123,959	114,966

INTEREST EXPENSE
Interest expense	155,800	137,301	452,162	409,484
Allowance for borrowed funds used during construction	(8,003)	(9,713)	(27,877)	(27,397)
TOTAL	147,797	127,588	424,285	382,087

INCOME BEFORE INCOME TAXES	575,173	513,938	676,653	1,403,418

Income taxes	232,503	(119,131)	110,140	196,072

CONSOLIDATED NET INCOME	342,670	633,069	566,513	1,207,346

Preferred dividend requirements of subsidiaries	5,582	5,015	16,108	15,046

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$337,088	$628,054	$550,405	$1,192,300

Earnings per average common share:
Basic	$1.90	$3.55	$3.11	$6.70
Diluted	$1.89	$3.53	$3.10	$6.67
Dividends declared per common share	$0.83	$0.83	$2.49	$2.49

Basic average number of common shares outstanding	177,517,846	176,950,469	177,184,464	177,857,667
Diluted average number of common shares outstanding	177,975,075	177,723,020	177,636,549	178,805,215

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands)

Net Income	$342,670	$633,069	$566,513	$1,207,346

Other comprehensive income (loss)
Cash flow hedges net unrealized loss
(net of tax benefit of ($57,231), ($9,041), ($40,012) and ($50,884))	(106,138)	(12,598)	(68,793)	(84,321)
Pension and other postretirement liabilities
(net of tax expense of $3,643, $1,647, $17,998 and $4,704)	6,197	2,657	29,524	9,255
Net unrealized investment gains (losses)
(net of tax expense (benefit) of $29,657, ($52,740), $67,046 and ($24,014))	38,430	(53,349)	70,512	(25,478)
Foreign currency translation
(net of tax expense of $170, $59, $224 and $226)	315	109	416	419
Other comprehensive income (loss)	(61,196)	(63,181)	31,659	(100,125)

Comprehensive Income	281,474	569,888	598,172	1,107,221

Preferred dividend requirements of subsidiaries	5,582	5,015	16,108	15,046

Comprehensive Income Attributable to Entergy Corporation	$275,892	$564,873	$582,064	$1,092,175

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$566,513	$1,207,346
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,293,667	1,315,730
Deferred income taxes, investment tax credits, and non-current taxes accrued	111,228	(5,979)
Asset impairment	355,524	-
Changes in working capital:
Receivables	(162,015)	(213,524)
Fuel inventory	(9,063)	12,677
Accounts payable	143,596	(238,879)
Prepaid taxes and taxes accrued	44,625	245,242
Interest accrued	(24,752)	(53,307)
Deferred fuel costs	(40,192)	(119,481)
Other working capital accounts	(131,374)	(31,319)
Changes in provisions for estimated losses	(17,479)	(4,608)
Changes in other regulatory assets	49,250	250,747
Changes in pensions and other postretirement liabilities	(75,104)	(275,690)
Other	115,364	40,801
Net cash flow provided by operating activities	2,219,788	2,129,756

INVESTING ACTIVITIES
Construction/capital expenditures	(1,868,690)	(1,460,668)
Allowance for equity funds used during construction	73,497	61,096
Nuclear fuel purchases	(412,912)	(475,418)
Payment for purchase of plant	(645)	(299,590)
Proceeds from sale of assets and businesses	-	6,531
Changes in securitization account	(2,036)	(443)
NYPA value sharing payment	(72,000)	(72,000)
Payments to storm reserve escrow account	(7,009)	(5,043)
Receipts from storm reserve escrow account	17,884	-
Decrease (increase) in other investments	(69,995)	(60,693)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	109,105	-
Proceeds from nuclear decommissioning trust fund sales	1,416,697	1,053,089
Investment in nuclear decommissioning trust funds	(1,507,123)	(1,142,364)
Net cash flow used in investing activities	(2,323,227)	(2,395,503)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
	2012	2011
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,289,494	1,535,634
Preferred stock	51,000	-
Treasury stock	56,602	32,889
Retirement of long-term debt	(2,029,016)	(947,401)
Repurchase of common stock	-	(234,632)
Changes in credit borrowings - net	247,845	30,036
Dividends paid:
Common stock	(441,292)	(443,290)
Preferred stock	(15,497)	(15,046)
Net cash flow provided by (used in) financing activities	159,136	(41,810)

Effect of exchange rates on cash and cash equivalents	(416)	225

Net increase (decrease) in cash and cash equivalents	55,281	(307,332)

Cash and cash equivalents at beginning of period	694,438	1,294,472

Cash and cash equivalents at end of period	$749,719	$987,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$422,142	$413,525
Income taxes	$42,472	$(11)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$96,996	$81,468
Temporary cash investments	652,723	612,970
Total cash and cash equivalents	749,719	694,438
Securitization recovery trust account	52,340	50,304
Accounts receivable:
Customer	693,022	568,558
Allowance for doubtful accounts	(31,525)	(31,159)
Other	155,039	166,186
Accrued unbilled revenues	330,744	298,283
Total accounts receivable	1,147,280	1,001,868
Deferred fuel costs	92,763	209,776
Accumulated deferred income taxes	4,533	9,856
Fuel inventory - at average cost	211,195	202,132
Materials and supplies - at average cost	925,201	894,756
Deferred nuclear refueling outage costs	235,344	231,031
System agreement cost equalization	17,689	36,800
Prepayments and other	371,686	291,742
TOTAL	3,807,750	3,622,703

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	47,758	44,876
Decommissioning trust funds	4,175,825	3,788,031
Non-utility property - at cost (less accumulated depreciation)	259,525	260,436
Other	409,025	416,423
TOTAL	4,892,133	4,509,766

PROPERTY, PLANT AND EQUIPMENT
Electric	40,489,162	39,385,524
Property under capital lease	811,533	809,449
Natural gas	351,239	343,550
Construction work in progress	1,965,524	1,779,723
Nuclear fuel	1,545,263	1,546,167
TOTAL PROPERTY, PLANT AND EQUIPMENT	45,162,721	43,864,413
Less - accumulated depreciation and amortization	18,731,190	18,255,128
PROPERTY, PLANT AND EQUIPMENT - NET	26,431,531	25,609,285

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	730,526	799,006
Other regulatory assets (includes securitization property of
$935,517 as of September 30, 2012 and $1,009,103 as of
December 31, 2011)	4,587,122	4,636,871
Deferred fuel costs	201,118	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	30,122	19,003
Other	966,206	955,691
TOTAL	6,892,266	6,959,945

TOTAL ASSETS	$42,023,680	$40,701,699

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$787,711	$2,192,733
Notes payable	356,172	108,331
Accounts payable	1,362,702	1,069,096
Customer deposits	361,174	351,741
Taxes accrued	322,860	278,235
Accumulated deferred income taxes	73,690	99,929
Interest accrued	158,761	183,512
Deferred fuel costs	127,551	255,839
Obligations under capital leases	3,816	3,631
Pension and other postretirement liabilities	50,874	44,031
System agreement cost equalization	55,094	80,090
Other	263,863	283,531
TOTAL	3,924,268	4,950,699

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,173,216	8,096,452
Accumulated deferred investment tax credits	276,413	284,747
Obligations under capital leases	35,531	38,421
Other regulatory liabilities	965,820	728,193
Decommissioning and asset retirement cost liabilities	3,456,685	3,296,570
Accumulated provisions	369,286	385,512
Pension and other postretirement liabilities	3,051,709	3,133,657
Long-term debt (includes securitization bonds of $1,003,081 as of
September 30, 2012 and $1,070,556 as of December 31, 2011)	11,748,153	10,043,713
Other	551,567	501,954
TOTAL	28,628,380	26,509,219

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	186,510	186,511

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2012 and in 2011	2,548	2,548
Paid-in capital	5,353,519	5,360,682
Retained earnings	9,555,859	9,446,960
Accumulated other comprehensive loss	(136,793)	(168,452)
Less - treasury stock, at cost (77,080,297 shares in 2012 and
78,396,988 shares in 2011)	5,584,611	5,680,468
Total common shareholders' equity	9,190,522	8,961,270
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	9,284,522	9,055,270

TOTAL LIABILITIES AND EQUITY	$42,023,680	$40,701,699

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited) (In Thousands)

		Common Shareholders' Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2010	$94,000	$2,548	$(5,524,811)	$5,367,474	$8,689,401	$(38,212)	$8,590,400

Consolidated net income (a)	15,046	-	-	-	1,192,300	-	1,207,346
Other comprehensive loss	-	-	-	-	-	(100,125)	(100,125)
Common stock repurchases	-	-	(234,632)	-	-	-	(234,632)
Common stock issuances related to stock plans	-	-	58,635	(4,515)	-	-	54,120
Common stock dividends declared	-	-	-	-	(442,701)	-	(442,701)
Preferred dividend requirements of subsidiaries (a)	(15,046)	-	-	-	-	-	(15,046)

Balance at September 30, 2011	$94,000	$2,548	$(5,700,808)	$5,362,959	$9,439,000	$(138,337)	$9,059,362

Balance at December 31, 2011	$94,000	$2,548	$(5,680,468)	$5,360,682	$9,446,960	$(168,452)	$9,055,270

Consolidated net income (a)	16,108	-	-	-	550,405	-	566,513
Other comprehensive income	-	-	-	-	-	31,659	31,659
Common stock issuances related to stock plans	-	-	95,857	(7,163)	-	-	88,694
Common stock dividends declared	-	-	-	-	(441,506)	-	(441,506)
Preferred dividend requirements of subsidiaries (a)	(16,108)	-	-	-	-	-	(16,108)

Balance at September 30, 2012	$94,000	$2,548	$(5,584,611)	$5,353,519	$9,555,859	$(136,793)	$9,284,522

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2012 and 2011 include $11.1 million and $10.1 million, respectively, of preferred dividends on subsidiaries' preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,019	$1,195	$(176)	(15)
Commercial	627	718	(91)	(13)
Industrial	536	674	(138)	(20)
Governmental	54	59	(5)	(8)
Total retail	2,236	2,646	(410)	(15)
Sales for resale	45	70	(25)	(36)
Other	39	18	21	117
Total	$2,320	$2,734	$(414)	(15)

Utility Billed Electric Energy
Sales (GWh):
Residential	11,605	12,376	(771)	(6)
Commercial	8,433	8,655	(222)	(3)
Industrial	10,748	11,024	(276)	(3)
Governmental	668	689	(21)	(3)
Total retail	31,454	32,744	(1,290)	(4)
Sales for resale	834	1,038	(204)	(20)
Total	32,288	33,782	(1,494)	(4)

Entergy Wholesale Commodities:
Operating Revenues	$627	$641	$(14)	(2)
Billed Electric Energy Sales (GWh)	12,002	11,255	747	7

	Nine Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$2,366	$2,703	$(337)	(12)
Commercial	1,653	1,794	(141)	(8)
Industrial	1,531	1,742	(211)	(12)
Governmental	149	158	(9)	(6)
Total retail	5,699	6,397	(698)	(11)
Sales for resale	105	198	(93)	(47)
Other	236	217	19	9
Total	$6,040	$6,812	$(772)	(11)

Utility Billed Electric Energy
Sales (GWh):
Residential	27,305	29,411	(2,106)	(7)
Commercial	21,994	22,048	(54)	-
Industrial	31,114	30,681	433	1
Governmental	1,852	1,875	(23)	(1)
Total retail	82,265	84,015	(1,750)	(2)
Sales for resale	2,402	3,021	(619)	(20)
Total	84,667	87,036	(2,369)	(3)

Entergy Wholesale Commodities:
Operating Revenues	$1,755	$1,819	$(64)	(4)
Billed Electric Energy Sales (GWh)	34,957	32,376	2,581	8

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

	Three Months Ended September 30, 2011
	As previously reported	As corrected
	(In Thousands)

Income Statement
Income taxes	$38,429	$37,205
Net income	$51,946	$53,170
Earnings applicable to common equity	$51,740	$52,964

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Nine Months Ended September 30, 2011
	As previously reported	As corrected
	(In Thousands)

Income Statement
Income taxes	$95,352	$92,083
Net income	$146,928	$150,197
Earnings applicable to common equity	$146,309	$149,578

Statement of Cash Flows
Net income	$146,928	$150,197
Deferred income taxes, investment tax credits, and non-current taxes accrued	($21,223)	($24,492)
Changes in other regulatory assets	$27,171	$21,858
Other operating activities	$1,814	$7,127

	December 31, 2011
	As previously reported	As corrected
	(In Thousands)

Balance Sheet
Regulatory asset for income taxes - net	$249,058	$173,724
Accumulated deferred income taxes - current	$5,427	$5,107
Accumulated deferred income taxes and taxes accrued	$1,397,230	$1,368,563
Member’s equity	$1,439,733	$1,393,386

	Nine Months Ended September 30, 2011
	Member’s Equity		Total Equity
	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Statement of Changes in Equity
Balance at December 31, 2010	$1,539,517	$1,494,593	$1,509,213	$1,464,289
Net income	$146,928	$150,197	$146,928	$150,197
Balance at September 30, 2011	$1,403,857	$1,362,202	$1,375,268	$1,333,613

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to portions of Entergy's service area in Louisiana, and to a lesser extent in Mississippi and Arkansas.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy's electric facilities in areas with damage from Hurricane Isaac are currently estimated to be in the range of $400 million to $500 million, as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Hurricane Isaac Restoration Costs
(In Millions)

Entergy Arkansas	$10
Entergy Gulf States Louisiana	70-90
Entergy Louisiana	240-300
Entergy Mississippi	30-40
Entergy New Orleans	50-60
Total	$400-500

The Utility operating companies are considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, accessing funded storm reserves; securitization or other alternative financing; and traditional retail recovery on an interim and permanent basis.  Each Utility operating company is responsible for its restoration cost obligations and for recovering or financing its storm-related costs.  Storm cost recovery or financing may be subject to review by applicable regulatory authorities.

Entergy has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy recorded corresponding regulatory assets of approximately $130 million and construction work in progress of approximately $270 million.  Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Fuel and Purchased Power Cost Recovery

Entergy Texas

In December 2011, Entergy Texas filed with the PUCT a request to refund approximately $43 million, including interest, of fuel cost recovery over-collections through October 2011.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas would refund $67 million, including interest and additional over-recoveries through December 2011, over a three-month period.  Entergy Texas and the parties requested that interim rates consistent with the settlement be approved effective with the March 2012 billing month, and the PUCT approved the application in March 2012.  Entergy Texas completed this refund to customers in May 2012.

In October 2012, Entergy Texas filed with the PUCT a request to refund approximately $78 million, including interest, of fuel cost recovery over-collections through September 2012.  Entergy Texas requested that the refund be implemented over a six-month period effective with the January 2013 billing month.

In July 2012, Entergy Texas filed with the PUCT an application to credit its customers approximately $37.5 million, including interest, resulting from the FERC’s October 2011 order in the System Agreement rough production cost equalization proceeding.  See the Form 10-K for a discussion of the FERC’s October 2011 order.  In September 2012 the parties submitted a stipulation resolving the proceeding.  The stipulation provides that Entergy Texas customers will be credited over a four-month period beginning October 2012.  The credits were initiated with the October 2012 billing month on an interim basis, and the PUCT subsequently approved the stipulation, also in October 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to the Form 10-K.

Filings with the LPSC

(Entergy Gulf States Louisiana)

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  In April 2012, the LPSC Staff filed its findings, suggesting adjustments that produced an 11.54% earned return on common equity for the test year and a $0.1 million rate reduction.  Entergy Gulf States Louisiana accepted the LPSC Staff’s recommendations, and the rate reduction was effective with the first billing cycle of May 2012. Related to the annual gas rate stabilization plan proceedings, the LPSC directed its staff to initiate an evaluation of the 10.5% allowed return on common equity for the Entergy Gulf States Louisiana gas rate stabilization plan.  The LPSC directed that its staff should provide an analysis of the current return on equity and justification for any proposed changes to the return on equity.  In August 2012 the LPSC staff filed direct testimony recommending a midpoint return on equity of 9.3%.  Entergy Gulf States Louisiana filed responsive testimony recommending that the 10.5% return on equity remain unchanged.  The hearing in this proceeding is currently scheduled for November 8-9, 2012.

In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which is above the earnings bandwidth and would indicate a $6.5 million cost of service rate change was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for incremental capacity costs.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflects an earned return on common equity of 11.86% indicating a $5.7 million cost of service rate decrease is necessary under the formula rate plan.  The revised filing also indicates that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The filing remains subject to LPSC review.  The September 2012 rate change reduced Entergy Gulf States Louisiana’s revenues by approximately $2.2 million in the third quarter 2012.

(Entergy Louisiana)

In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for incremental capacity costs.  Subsequently, in June 2012, Entergy Louisiana supplemented the filing to estimate at $101 million the first-year revenue requirement associated with the Waterford 3 replacement steam generator project when it is placed into service.  In August 2012, Entergy Louisiana submitted a revised filing that reflects an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicates that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The filing remains subject to LPSC review.  The September 2012 rate change contributed approximately $1.3 million to Entergy Louisiana’s revenues in the third quarter 2012.

Filings with the MPSC

In March 2012, Entergy Mississippi submitted its formula rate plan filing for the 2011 test year.  The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates.  The filing is currently subject to MPSC review.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the City Council

In May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.  Subsequent adjustments agreed upon with the City Council Advisors indicate a $4.9 million electric base revenue increase and a $0.05 million gas base revenue increase as necessary under the formula rate plan.  As part of the original filing, Entergy New Orleans is also requesting to increase annual funding for its storm reserve by approximately $5.7 million for the next five years.  On September 26, 2012, Entergy New Orleans made a filing with the City Council that implemented the $4.9 million electric formula rate plan rate increase and the $0.05 million gas formula rate plan rate increase.  The new rates were effective with the first billing cycle in October 2012.  In October 2012 the City Council approved a procedural schedule to resolve disputed items that includes a hearing in April 2013.  The rates implemented in October 2012 are subject to retroactive adjustments depending on the outcome of the proceeding.  The City Council has not yet acted on Entergy New Orleans’s request for an increase in storm reserve funding.

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

In September 2012 the PUCT issued an order approving a $28 million rate increase, effective July 2012.  The order includes a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.”  The order also provides for increases in depreciation rates and the annual storm reserve accrual.  The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measureable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates, and reduced Entergy’s Texas’s fuel reconciliation recovery by $4.0 million because it disagreed with the line-loss factor used in the calculation.  After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery.  Entergy Texas continues to believe that it is entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012.  Several other parties have also filed motions for rehearing of the PUCT’s order.  The PUCT subsequently denied rehearing of substantive issues.

System Agreement Cost Equalization Proceedings

See the Form 10-K for a discussion of the proceedings regarding the System Agreement, including the FERC’s October 2011 order, Entergy’s December 2011 compliance filing in response to that order, and Entergy Arkansas’s February 2012 filing for an interim adjustment to its production cost allocation rider requesting that the $156 million payment be collected from customers over the 22-month period from March 2012 through December 2013.  In March 2012 the APSC issued an order stating that the payment can be recovered from retail customers through the production cost allocation rider, subject to refund.  The LPSC and the APSC have requested rehearing of the FERC’s October 2011 order.  The APSC, the LPSC, the PUCT, and other parties intervened in the December 2011 compliance filing proceeding, and the APSC and the LPSC also filed protests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Several parties intervened in the proceeding at the FERC, including the LPSC, which filed a protest as well. In August 2012, the FERC accepted Entergy's proposed rates for filing, effective June 2012, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in prior production cost proceedings currently before the FERC on review.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas Opportunity Sales Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenged sales made beginning in 2002 and requested refunds.  In their response to the complaint, the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explained that the FERC already has determined that Entergy Arkansas’s short-term wholesale sales did not trigger the “right-of-first-refusal” provision of the System Agreement.  In addition the response argued that while the D.C. Circuit had determined that the “right-of-first-refusal” issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC raised no additional claims or facts that would warrant the FERC reaching a different conclusion.

In December 2010 the ALJ issued an initial decision.  The ALJ found that the System Agreement allowed for Entergy Arkansas to make the sales to third parties but concluded that the sales should be accounted for in the same manner as joint account sales.  The ALJ concluded that “shareholders” should make refunds of the damages to the Utility operating companies, along with interest.  Entergy disagreed with several aspects of the ALJ’s initial decision and in January 2011 filed with the FERC exceptions to the decision.

The FERC issued a decision in June 2012 and held that, while the System Agreement is ambiguous, it does provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement does not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load, but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  Quantifying the effect of the FERC’s decision will require re-running intra-system bills for a ten-year period, and the FERC in its decision established further hearing procedures to determine the calculation of the effects.

As required by the procedural schedule established in the calculation proceeding, Entergy filed its direct testimony that included a proposed illustrative re-run, consistent with the directives in FERC’s order, of intra-system bills for 2003, 2004, and 2006, the three years with the highest volume of opportunity sales.  Entergy’s proposed illustrative re-run of intra-system bills shows that the potential cost for Entergy Arkansas would be up to $12 million for the years 2003, 2004, and 2006, and the potential benefit would be significantly less than that for each of the other Utility operating companies.  Entergy’s proposed illustrative rerun of the intra-system bills also shows an offsetting potential benefit to Entergy Arkansas for the years 2003, 2004, and 2006 resulting from the effects of the FERC’s order on System Agreement Service Schedules MSS-1, MSS-2, and MSS-3, and the potential offsetting cost would be significantly less than that for each of the other Utility operating companies.  The LPSC had previously filed direct testimony in the proceeding alleging that over the period 2000 - 2009 the sales caused harm to the Utility operating companies’ customers of $144 million.  In subsequent testimony, however, the LPSC modified its original damages claim in favor of quantifying damages by re-running intra-system bills.  Entergy provided to the LPSC an illustrative intra-system bill recalculation as specified by the LPSC for the years 2003, 2004, and 2006, and the LPSC’s answering testimony is due in December 2012.  The FERC staff’s and intervenors’ direct and answering testimony is due in February 2013, a hearing is scheduled for May 2013, and the ALJ’s initial decision on the calculation of the effects is due by August 28, 2013.

On July 23, 2012, Entergy and the LPSC filed requests for rehearing of the FERC’s June 2012 decision, which are pending with the FERC.

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

New Nuclear Generation Development Costs (Entergy Gulf States and Entergy Louisiana)

Entergy Gulf States Louisiana and Entergy Louisiana are developing a project option for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in the rate case filings that are anticipated in January 2013, fully reserving the LPSC’s right to determine the recoverability of such costs in rates.  On September 10, 2012, Entergy Gulf States Louisiana and Entergy Louisiana filed a petition for appeal and judicial review of the LPSC’s order with the Louisiana Nineteenth Judicial District Court.  A schedule for the appeal has not been established.

Texas Power Price Lawsuit

In August 2003, a lawsuit was filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The named defendants include Entergy Corporation, Entergy Services, Entergy Power, Entergy Power Marketing Corp., and Entergy Arkansas.  Entergy Gulf States, Inc. was not a named defendant, but was alleged to be a co-conspirator.  The court granted the request of Entergy Gulf States, Inc. to intervene in the lawsuit to protect its interests.

Plaintiffs allege that the defendants implemented a “price gouging accounting scheme” to sell to plaintiffs and similarly situated utility customers higher priced power generated by the defendants while rejecting less expensive power offered from off-system suppliers.  In particular, plaintiffs allege that the defendants manipulated and continue to manipulate the dispatch of generation so that power is purchased from affiliated expensive resources instead of buying cheaper off-system power.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  On April 30, 2012, the court entered an order certifying the class.  The defendants have appealed the order to the Texas Court of Appeals – First District.  The appeal is pending and proceedings in district court are stayed until the appeal is resolved.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following tables present Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended September 30,
	2012			2011
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$337.1	177.5	$1.90	$628.1	177.0	$3.55
Average dilutive effect of:
Stock options		0.4	(0.01)		0.7	(0.02)
Other equity plans		0.1	-		-	-

Diluted earnings per share	$337.1	178.0	$1.89	$628.1	177.7	$3.53

	For the Nine Months Ended September 30,
	2012			2011
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$550.4	177.2	$3.11	$1,192.3	177.9	$6.70
Average dilutive effect of:
Stock options		0.3	(0.01)		0.9	(0.03)
Other equity plans		0.1	-		-	-

Diluted earnings per share	$550.4	177.6	$3.10	$1,192.3	178.8	$6.67

Entergy’s stock options and other equity compensation plans are discussed in Note 5 herein and in Note 12 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Treasury Stock

During the nine months ended September 30, 2012, Entergy Corporation issued 1,316,691 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2012.

Retained Earnings

On October 26, 2012, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on December 3, 2012 to holders of record as of November 8, 2012.

Comprehensive Income

Accumulated other comprehensive loss is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  Accumulated other comprehensive loss in the balance sheets included the following components:

	Entergy		Entergy Gulf States Louisiana		Entergy Louisiana
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In Thousands)

Cash flow hedges net unrealized gain	$108,704	$177,497	$-	$-	$-	$-
Pension and other postretirement liabilities	(470,032)	(499,556)	(57,213)	(69,610)	(37,617)	(39,507)
Net unrealized investment gains	221,450	150,939	-	-	-	-
Foreign currency translation	3,085	2,668	-	-	-	-
Total	($136,793)	($168,452)	($57,213)	($69,610)	($37,617)	($39,507)

Other comprehensive income (loss) and total comprehensive income for the three and nine months ended September 30, 2012 and 2011 are presented in Entergy’s, Entergy Gulf States Louisiana’s, and Entergy Louisiana’s Statements of Comprehensive Income.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2017.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2012 was 2.07% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2012.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$1,315	$8	$2,177

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

In September 2012, Entergy Corporation implemented a commercial paper program with a program limit of up to $500 million.  At September 30, 2012, Entergy Corporation had $154.3 million of commercial paper outstanding.  The weighted-average interest rate for the period ended September 30, 2012 was 0.80%.  In October 2012 the Board approved increasing the limit for the commercial paper program to $1 billion.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas each had credit facilities available as of September 30, 2012 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2012

Entergy Arkansas	April 2013	$20 million (b)	1.86%	-
Entergy Arkansas	March 2017	$150 million (c)	1.72%	-
Entergy Gulf States Louisiana	March 2017	$150 million (d)	1.72%	-
Entergy Louisiana	March 2017	$200 million (e)	1.72%	-
Entergy Mississippi	May 2013	$35 million (f)	1.97%	-
Entergy Mississippi	May 2013	$25 million (f)	1.97%	-
Entergy Mississippi	May 2013	$10 million (f)	1.97%	-
Entergy Texas	March 2017	$150 million (g)	1.97%	-

(a)	The interest rate is the rate as of September 30, 2012 that would be applied to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Arkansas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(g)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

The facility fees on the credit facilities range from 0.125% to 0.275% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2013.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2012 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	-
Entergy Louisiana	$250	-
Entergy Mississippi	$175	-
Entergy New Orleans	$100	$16
Entergy Texas	$200	-
System Energy	$200	-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of September 30, 2012:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2012
	(Dollars in Millions)

Entergy Arkansas VIE	July 2013	$85	2.30%	$52.7
Entergy Gulf States Louisiana VIE	July 2013	$85	n/a	$-
Entergy Louisiana VIE	July 2013	$90	2.32%	$56.5
System Energy VIE	July 2013	$100	2.36%	$62.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy.  The nuclear fuel company variable interest entity for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

Amounts outstanding on the Entergy Gulf States Louisiana nuclear fuel company variable interest entity’s credit facility are included in long-term debt on its balance sheet and commercial paper outstanding for the other nuclear fuel company variable interest entities is classified as a current liability on the respective balance sheets.  The commitment fees on the credit facilities are 0.20% of the undrawn commitment amount.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of September 30, 2012 as follows:

Company	Description	Amount

Entergy Arkansas VIE	9% Series H due June 2013	$30 million
Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Gulf States Louisiana VIE	5.56% Series N due May 2013	$75 million
Entergy Gulf States Louisiana VIE	3.25% Series Q due July 2017	$75 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
Entergy Louisiana VIE	3.25% Series G due July 2017	$25 million
System Energy VIE	6.29% Series F due September 2013	$70 million
System Energy VIE	5.33% Series G due April 2015	$60 million
System Energy VIE	4.02% Series H due February 2017	$50 million

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

In July 2012 the Entergy Gulf States Louisiana nuclear fuel company variable interest entity issued $75 million of 3.25% Series Q notes due July 2017.  The Entergy Gulf States Louisiana nuclear fuel company variable interest entity used the proceeds to pay, at maturity, its $60 million 5.41% Series O notes due July 2012 and to repay borrowings of $3.5 million under its $85 million nuclear fuel company variable interest entity credit facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In August 2012 the Entergy Louisiana nuclear fuel company variable interest entity issued $25 million of 3.25% Series G notes due July 2017.  The Entergy Louisiana nuclear fuel company variable interest entity used the proceeds to purchase additional nuclear fuel.

(System Energy)

In February 2012 the System Energy nuclear fuel company variable interest entity issued $50 million of 4.02% Series H notes due February 2017.  The System Energy nuclear fuel company variable interest entity used the proceeds to purchase additional nuclear fuel.

In September 2012, System Energy issued $250 million of 4.10% Series first mortgage bonds due April 2023.  System Energy used a portion of the proceeds to pay, at maturity, its $70 million 6.2% Series first mortgage bonds due October 2012 and to pay, prior to maturity, its $102.975 million 5.9% Series pollution control revenue bonds due May 2022 and its $50 million 6.2% Series pollution control revenue bonds due February 2026.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2012 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,535,864	$12,946,166
Entergy Arkansas	$1,870,076	$1,776,893
Entergy Gulf States Louisiana	$1,517,369	$1,670,740
Entergy Louisiana	$2,639,714	$2,781,584
Entergy Mississippi	$920,484	$998,493
Entergy New Orleans	$166,322	$172,182
Entergy Texas	$1,628,270	$1,887,539
System Energy	$853,771	$735,626

(a)
The values exclude lease obligations of $163 million at Entergy Louisiana and $139 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $126 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2011 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,236,446	$12,176,251
Entergy Arkansas	$1,875,921	$1,756,361
Entergy Gulf States Louisiana	$1,542,430	$1,642,388
Entergy Louisiana	$2,252,312	$2,211,355
Entergy Mississippi	$920,439	$985,600
Entergy New Orleans	$166,537	$169,270
Entergy Texas	$1,677,127	$1,906,081
System Energy	$747,048	$582,952

(a)
The values exclude lease obligations of $188 million at Entergy Louisiana and $179 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $133 million at Entergy, and include debt due within one year.

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

Stock Options

Entergy granted 552,400 stock options during the first quarter 2012 with a weighted-average fair value of $9.42 per option.  At September 30, 2012, there are 9,639,169 stock options outstanding with a weighted-average exercise price of $79.16.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2012.  Because Entergy’s stock price at September 30, 2012 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of September 30, 2012 is zero.  The intrinsic value of “in the money” stock options is $17.2 million as of September 30, 2012.

The following table includes financial information for stock options for the third quarters of 2012 and 2011:

	2012	2011
	(In Millions)

Compensation expense included in Entergy’s net income	$1.9	$2.5
Tax benefit recognized in Entergy’s net income	$0.7	$0.9
Compensation cost capitalized as part of fixed assets and inventory	$0.3	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for stock options for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(In Millions)

Compensation expense included in Entergy’s net income	$5.8	$8.0
Tax benefit recognized in Entergy’s net income	$2.2	$3.1
Compensation cost capitalized as part of fixed assets and inventory	$1.1	$1.5

Other Equity Plans

In January 2012, the Board approved and Entergy granted 339,700 restricted stock awards and 176,742 Long-term Incentive Plan (LTIP) awards under the 2011 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 26, 2012 and were valued at $71.30 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  Beginning with the 2012 – 2014 performance period, upon vesting, the performance units granted under the LTIP will be settled in shares of Entergy common stock rather than cash.  The LTIP stock awards were made effective as of January 27, 2012 and were valued at $67.11 per share.  Entergy considers various factors, primarily market conditions, in determining the value of the LTIP stock awards.  Shares of the stock awards have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period.

The following table includes financial information for other equity plans for the third quarters of 2012 and 2011:

	2012	2011
	(In Millions)

Compensation expense included in Entergy’s net income	$3.7	$1.0
Tax benefit recognized in Entergy’s net income	$1.4	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.6	$0.2

The following table includes financial information for other equity plans for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(In Millions)

Compensation expense included in Entergy’s net income	$11.0	$2.9
Tax benefit recognized in Entergy’s net income	$4.2	$1.1
Compensation cost capitalized as part of fixed assets and inventory	$1.9	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2012 and 2011, included the following components:

	2012	2011
	(In Thousands)

Service cost - benefits earned during the period	$37,691	$30,490
Interest cost on projected benefit obligation	65,232	59,248
Expected return on assets	(79,356)	(75,319)
Amortization of prior service cost	683	838
Amortization of loss	41,820	23,244
Net pension costs	$66,070	$38,501

Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2012 and 2011, included the following components:

	2012	2011
	(In Thousands)

Service cost - benefits earned during the period	$113,073	$91,470
Interest cost on projected benefit obligation	195,696	177,744
Expected return on assets	(238,068)	(225,957)
Amortization of prior service cost	2,049	2,514
Amortization of loss	125,460	69,732
Net pension costs	$198,210	$115,503

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the third quarters of 2012 and 2011, included the following components:

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

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2012 and 2011, included the following components:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$16,626	$9,204	$11,007	$4,806	$2,118	$4,263	$4,440
Interest cost on projected
benefit obligation	41,766	19,260	26,400	12,210	5,706	12,618	9,741
Expected return on assets	(49,323)	(25,779)	(30,627)	(15,708)	(6,645)	(16,743)	(12,327)
Amortization of prior service
cost	150	15	156	21	6	12	9
Amortization of loss	30,579	12,129	21,150	7,899	5,157	7,632	6,753
Net pension cost	$39,798	$14,829	$28,086	$9,228	$6,342	$7,782	$8,616

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$13,554	$7,386	$8,658	$3,981	$1,683	$3,591	$3,705
Interest cost on projected
benefit obligation	38,973	17,784	24,477	11,727	5,286	11,979	8,817
Expected return on assets	(46,827)	(25,017)	(29,148)	(15,114)	(6,342)	(16,503)	(11,352)
Amortization of prior service
cost	345	60	210	114	27	48	12
Amortization of loss	19,263	6,837	13,491	5,040	3,498	4,182	3,963
Net pension cost	$25,308	$7,050	$17,688	$5,748	$4,152	$3,297	$5,145

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy recognized $5.1 million and $4.9 million in pension cost for its non-qualified pension plans in the third quarters of 2012 and 2011, respectively.  Entergy recognized $15.3 million and $14.6 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2012 and 2011, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the third quarters of 2012 and 2011:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost third quarter 2012	$107	$39	$3	$46	$19	$163
Non-qualified pension cost third quarter 2011	$115	$42	$4	$48	$16	$192

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans for the nine months ended September 30, 2012 and 2011:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost nine months ended September 30, 2012	$321	$117	$9	$138	$57	$489
Non-qualified pension cost nine months ended September 30, 2011	$345	$126	$12	$144	$48	$576

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the third quarters of 2012 and 2011, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2012 and 2011, included the following components:

	2012	2011
	(In Thousands)

Service cost - benefits earned during the period	$51,663	$44,505
Interest cost on APBO	61,920	55,893
Expected return on assets	(25,878)	(22,107)
Amortization of transition obligation	2,382	2,388
Amortization of prior service cost	(13,623)	(10,554)
Amortization of loss	27,339	15,894
Net other postretirement benefit cost	$103,803	$86,019

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the third quarters of 2012 and 2011, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2012 and 2011, included the following components:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,816	$5,640	$5,847	$2,319	$1,266	$2,739	$2,469
Interest cost on APBO	10,839	7,194	7,335	3,537	2,568	4,989	2,271
Expected return on assets	(10,521)	-	-	(3,390)	(2,784)	(6,312)	(1,950)
Amortization of transition
obligation	615	180	288	264	891	141	6
Amortization of prior service
cost	(399)	(618)	(186)	(105)	30	(321)	(48)
Amortization of loss	6,231	3,552	3,270	2,190	1,170	3,237	1,479
Net other postretirement
benefit cost	$13,581	$15,948	$16,554	$4,815	$3,141	$4,473	$4,227

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,039	$4,620	$4,905	$1,974	$1,086	$2,307	$1,983
Interest cost on APBO	10,308	6,225	6,576	3,279	2,418	4,458	2,001
Expected return on assets	(8,646)	-	-	(2,931)	(2,400)	(5,622)	(1,587)
Amortization of transition
obligation	615	180	288	264	894	141	6
Amortization of prior service
cost	(399)	(618)	(186)	(105)	30	(321)	(441)
Amortization of loss	4,830	2,169	2,094	1,620	723	2,100	1,107
Net other postretirement
benefit cost	$12,747	$12,576	$13,677	$4,101	$2,751	$3,063	$3,069

Employer Contributions

Based on current assumptions, Entergy expects to contribute $170.5 million to its qualified pension plans in 2012.  As of the end of September 2012, Entergy had contributed $170.5 million to its pension plans.  Currently, Entergy does not anticipate making additional contributions to fund its qualified pension plans in 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2012:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2012 pension contributions	$37,163	$13,569	$28,816	$9,665	$5,811	$9,091	$9,771
Pension contributions made through September 2012	$37,163	$13,569	$28,816	$9,665	$5,811	$9,091	$9,771
Remaining estimated pension contributions to be made in 2012	$ -	$ -	$ -	$ -	$ -	$ -	$ -

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of September 30, 2012 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

Entergy’s segment financial information for the third quarters of 2012 and 2011 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2012
Operating revenues	$2,344,885	$626,849	$1,060	($9,234)	$2,963,560
Income taxes	$187,668	$34,153	$10,682	$-	$232,503
Consolidated net income (loss)	$300,506	$118,766	($50,207)	($26,395)	$342,670

2011
Operating revenues	$2,760,631	$641,216	$1,015	($7,309)	$3,395,553
Income taxes	($158,673)	$64,079	($24,537)	$-	($119,131)
Consolidated net income	$528,459	$130,862	$1,393	($27,645)	$633,069

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the nine months ended September 30, 2012 and 2011 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
2012
Operating revenues	$6,136,101	$1,754,774	$3,027	($28,082)	$7,865,820
Income taxes	$162,914	($10,036)	($42,738)	$-	$110,140
Consolidated net income (loss)	$676,244	$31,570	($61,477)	($79,824)	$566,513

2011
Operating revenues	$6,939,724	$1,819,439	$3,153	($22,275)	$8,740,041
Income taxes	$70,567	$213,344	($87,839)	$-	$196,072
Consolidated net income	$949,854	$319,651	$20,776	($82,935)	$1,207,346

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy manages a portion of these risks using derivative instruments, some of which are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sale transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity swaps and options, and interest rate swaps.  Entergy will occasionally enter into financially settled swap and option contracts to manage market risk under certain hedging transactions which may or may not be designated as hedging instruments. Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.

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

Derivatives

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2012 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$140 million	($9) million	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$69 million	($13) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$12 million	($10) million	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$25 million	($2) million	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$23 million	($11) million	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other (current portion)	$10 million	($-)	Utility

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$11 million	($11) million	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$15 million	($13) million	Entergy Wholesale Commodities

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$197 million	($25) million	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$112 million	($1) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$1 million	($1) million	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$37 million	($8) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$33 million	($33) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$30 million	($-)	Utility

(a)
The balances of derivative assets and liabilities in these tables are presented gross.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented on the Entergy Consolidated Balance Sheets on a net basis in accordance with accounting guidance for Derivatives and Hedging.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended September 30, 2012 and 2011 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Income Statement location	Amount of gain reclassified from AOCI into income (effective portion)

2012
Electricity swaps and options	($108) million	Competitive businesses operating revenues	$61 million

2011
Electricity swaps and options	$40 million	Competitive businesses operating revenues	$48 million

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the nine months ended September 30, 2012 and 2011 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Income Statement location	Amount of gain reclassified from AOCI into income (effective portion)

2012
Electricity swaps and options	$120 million	Competitive businesses operating revenues	$232 million

2011
Electricity swaps and options	($14) million	Competitive businesses operating revenues	$109 million

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Based on market prices as of September 30, 2012, cash flow hedges relating to power sales totaled $196 million of net unrealized gains.  Approximately $140 million is expected to be reclassified from accumulated other comprehensive income (AOCI) to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.  Gains totaling approximately $61 million and $48 million were realized on the maturity of cash flow hedges, before taxes of $21 million and $17 million, for the three months ended September 30, 2012 and 2011, respectively.  Gains totaling approximately $232 million and $109 million were realized on the maturity of cash flow hedges, before taxes of $81 million and $38 million, for the nine months ended September 30, 2012 and 2011, respectively.  Unrealized gains or losses recorded in other comprehensive income result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at September 30, 2012 is approximately 2.25 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 89% for the remaining one quarter of 2012, of which approximately 48% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  The change in fair value of Entergy’s cash flow hedges due to ineffectiveness was $4.5 million and $5.1 million for the three and nine months ended September 30, 2012, respectively.  The change in fair value of Entergy’s cash flow hedges due to ineffectiveness was $6.2 million and $8.4 million for the three and nine months ended September 30, 2011, respectively. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues.  Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  As of September 30, 2012, hedge contracts with one counterparty were in a liability position (approximately $2 million total), but were significantly below

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the amount of the guarantee provided under the contract and no cash collateral was required. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.   Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive income prior to de-designation continue to be deferred in other comprehensive income until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility’s Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of September 30, 2012 is 30,900,000 MMBtu for Entergy, 9,140,000 MMBtu for Entergy Gulf States Louisiana, 14,800,000 MMBtu for Entergy Louisiana, and 6,960,000 MMBtu for Entergy Mississippi.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2012 and 2011 is as follows:

Instrument	Amount of gain (loss) recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2012
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	$7 million
Electricity swaps and options de-designated as hedged items	$3 million	Competitive business operating revenues	($2) million

2011
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($19) million
Electricity swaps and options de-designated as hedged items	($2) million	Competitive business operating revenues	$2 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2012 and 2011 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2012
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($28) million
Electricity swaps and options de-designated as hedged items	$2 million	Competitive business operating revenues	($1) million

2011
Natural gas swaps	$-	Fuel, fuel-related expenses, and gas purchased for resale	($31) million
Electricity swaps and options de-designated as hedged items	$4 million	Competitive business operating revenues	$8 million

Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of September 30, 2012 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Assets:
Natural gas swaps	Gas hedge contracts	$3.0 million	Entergy Gulf States Louisiana
Natural gas swaps	Prepayments and other	$4.8 million	Entergy Louisiana
Natural gas swaps	Prepayments and other	$2.3 million	Entergy Mississippi

The fair values of the Registrant Subsidiaries’ derivative instruments on their balance sheets as of December 31, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Derivatives not designated as hedging instruments

Liabilities:
Natural gas swaps	Gas hedge contracts	$8.6 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$12.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$7.8 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$1.5 million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2012 and 2011 are as follows:

Instrument	Statement of Income Location	Amount of gain (loss) recorded in income	Registrant

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.0 million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.8 million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$1.4 million	Entergy Mississippi

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.0) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.5) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.4) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.1) million	Entergy New Orleans

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2012 and 2011 are as follows:

Instrument	Statement of Income Location	Amount of loss recorded in income	Registrant

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($8.3) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($10.4) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.5) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5) million	Entergy New Orleans

2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($9.2) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($12.5) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.9) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.0) million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments other than those instruments held by the Entergy Wholesale Commodities business are reflected in future rates and therefore do not accrue to the benefit or detriment of shareholders.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

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

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group and sent to the Entergy Wholesale Commodities Back Office and Entergy Nuclear Finance groups for evaluation.  The primary functions of the Entergy Wholesale Commodities Risk Control Group include: gathering, validating and reporting market data, providing market and credit risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market and credit risks, implementing and maintaining controls around changes to market data in the energy trading and risk management system, reviewing creditworthiness of counterparties, supporting contract negotiations with

Entergy Corporation and Subsidiaries
Notes to Financial Statements

new counterparties, administering credit support for contracts, and managing the daily margining process.  The primary functions of the Entergy Wholesale Commodities Back Office are managing the energy trading and risk management system, forecasting revenues, forward positions and analysis, performing contract administration, market and counterparty settlements and revenue reporting and analysis along with maintaining related controls for Entergy Wholesale Commodities.  Both Entergy Wholesale Commodities Risk Control and Entergy Wholesale Commodities Back Office report to the Entergy Wholesale Commodities VP, Finance & Risk Group.  Entergy Nuclear Finance is primarily responsible for the financial planning of Entergy’s utility and non-utility nuclear businesses and has a significant role in accounting for the activities and transactions of the associated companies.  The VP, Chief Financial Officer – Nuclear Operations within Entergy Nuclear Finance reports to the Chief Accounting Officer.

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

The amounts reflected as the fair values of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation  include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and US Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.  As of September 30, 2012, Entergy had in-the-money derivative contracts with a fair value of $218 million with counterparties or their guarantor who are all currently investment grade.  $2 million of the derivative contracts as of September 30, 2012 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$653	$-	$-	$653
Decommissioning trust funds (a):
Equity securities	421	2,032	-	2,453
Debt securities	707	1,016	-	1,723
Power contracts	-	-	218	218
Securitization recovery trust account	52	-	-	52
Storm reserve escrow account	324	-	-	324
Gas hedge contracts	10	-	-	10
	$2,167	$3,048	$218	$5,433

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$613	$-	$-	$613
Decommissioning trust funds (a):
Equity securities	397	1,732	-	2,129
Debt securities	639	1,020	-	1,659
Power contracts	-	-	312	312
Securitization recovery trust account	50	-	-	50
Storm reserve escrow account	335	-	-	335
	$2,034	$2,752	$312	$5,098

Liabilities:
Gas hedge contracts	$30	$-	$-	$30

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indexes.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 for additional information on the investment portfolios.

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2012 and 2011:

	2012	2011
	(In Millions)

Balance as of beginning of period,	$375	$98

Unrealized gains/(losses) from price changes	(96)	3
Unrealized gains on originations	-	17
Realized gains on settlements	(61)	(48)

Balance as of September 30,	$218	$70

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(In Millions)

Balance as of January 1,	$312	$197

Unrealized gains/(losses) from price changes	131	(33)
Unrealized gains on originations	7	15
Realized gains on settlements	(232)	(109)

Balance as of September 30,	$218	$70

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy, and the valuation techniques and significant unobservable inputs to each which cause that classification, as of September 30, 2012:

Transaction Type	Fair Value as of September 30, 2012	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value

Electricity swaps	$140 million	Unit contingent discount	+/-3%	$7 million
Electricity options	$78 million	Implied volatility	+/-9%	$39 million

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$36.2	$-	$-	$36.2
Decommissioning trust funds (a):
Equity securities	5.0	373.8	-	378.8
Debt securities	95.6	125.5	-	221.1
Securitization recovery trust account	8.4	-	-	8.4
	$145.2	$499.3	$-	$644.5

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.9	$-	$-	$17.9
Decommissioning trust funds (a):
Equity securities	6.3	323.1	-	329.4
Debt securities	82.8	129.5	-	212.3
Securitization recovery trust account	3.9	-	-	3.9
	$110.9	$452.6	$-	$563.5

Entergy Gulf States Louisiana

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$156.3	$-	$-	$156.3
Decommissioning trust funds (a):
Equity securities	7.8	281.6	-	289.4
Debt securities	39.7	145.9	-	185.6
Storm reserve escrow account	87.0	-	-	87.0
Gas hedge contracts	3.0	-	-	3.0
	$293.8	$427.5	$-	$721.3

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.6	$-	$-	$24.6
Decommissioning trust funds (a):
Equity securities	5.1	233.6	-	238.7
Debt securities	39.5	142.7	-	182.2
Storm reserve escrow account	90.2	-	-	90.2
	$159.4	$376.3	$-	$535.7

Liabilities:
Gas hedge contracts	$8.6	$-	$-	$8.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$148.5	$-	$-	$148.5
Decommissioning trust funds (a):
Equity securities	1.3	172.7	-	174.0
Debt securities	52.9	58.6	-	111.5
Securitization recovery trust account	11.8	-	-	11.8
Storm reserve escrow account	186.9	-	-	186.9
Gas hedge contracts	4.8	-	-	4.8
	$406.2	$231.3	$-	$637.5

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.9	$146.3	$-	$149.2
Debt securities	51.6	53.2	-	104.8
Securitization recovery trust account	5.2	-	-	5.2
Storm reserve escrow account	201.2	-	-	201.2
	$260.9	$199.5	$-	$460.4

Liabilities:
Gas hedge contracts	$12.4	$-	$-	$12.4

Entergy Mississippi

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$26.6	$-	$-	$26.6
Storm reserve escrow account	31.8	-	-	31.8
Gas hedge contracts	2.3	-	-	2.3
	$60.7	$-	$-	$60.7

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$31.8	$-	$-	$31.8

Liabilities:
Gas hedge contracts	$7.8	$-	$-	$7.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Storm reserve escrow account	$18.8	$-	$-	$18.8

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.3	$-	$-	$9.3
Storm reserve escrow account	12.0	-	-	12.0
	$21.3	$-	$-	$21.3

Liabilities:
Gas hedge contracts	$1.5	$-	$-	$1.5

Entergy Texas

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$62.8	$-	$-	$62.8
Securitization recovery trust account	32.1	-	-	32.1
	$94.9	$-	$-	$94.9
2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$65.1	$-	$-	$65.1
Securitization recovery trust account	41.2	-	-	41.2
	$106.3	$-	$-	$106.3

System Energy

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$19.8	$-	$-	$19.8
Decommissioning trust funds (a):
Equity securities	0.5	279.5	-	280.0
Debt securities	138.5	65.7	-	204.2
	$158.8	$345.2	$-	$504.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$154.2	$-	$-	$154.2
Decommissioning trust funds (a):
Equity securities	2.7	234.5	-	237.2
Debt securities	123.2	63.0	-	186.2
	$280.1	$297.5	$-	$577.6

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

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick).  The funds are invested primarily in equity securities, fixed-rate fixed-income securities, and cash and cash equivalents.

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

The securities held as of September 30, 2012 and December 31, 2011 is summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$2,453	$673	$2
Debt Securities	1,723	126	4
Total	$4,176	$799	$6

2011
Equity Securities	$2,129	$423	$14
Debt Securities	1,659	115	5
Total	$3,788	$538	$19

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above.  Unrealized gains/(losses) above are reported before deferred taxes of $217 million and $149 million as of September 30, 2012 and December 31, 2011, respectively.  The amortized cost of debt securities was $1,612 million as of September 30, 2012 and $1,530 million as of December 31, 2011.  As of September 30, 2012, the debt securities have an average coupon rate of approximately 3.88%, an average duration of approximately 5.53 years, and an average maturity of approximately 8.55 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$24	$2	$81	$1
More than 12 months	13	-	50	3
Total	$37	$2	$131	$4

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)
Less than 1 year	$46	$69
1 year - 5 years	666	566
5 years - 10 years	557	583
10 years - 15 years	188	187
15 years - 20 years	53	42
20 years+	213	212
Total	$1,723	$1,659

During the three months ended September 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $472 million and $417 million, respectively.  During the three months ended September 30, 2012 and 2011, gross gains of $8 million and $12 million, respectively, and gross losses of $212 thousand and $3 million, respectively, were reclassified out of other comprehensive income into earnings.

During the nine months ended September 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $1,417 million and $1,053 million, respectively.  During the nine months ended September 30, 2012 and 2011, gross gains of $32 million and $21 million, respectively, and gross losses of $5 million and $9 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2012 and December 31, 2011 is summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$378.8	$117.2	$-
Debt Securities	221.1	16.2	0.1
Total	$599.9	$133.4	$0.1

2011
Equity Securities	$329.4	$70.9	$0.4
Debt Securities	212.3	15.2	0.4
Total	$541.7	$86.1	$0.8

The amortized cost of debt securities was $205 million as of September 30, 2012 and $197.5 million as of December 31, 2011.  As of September 30, 2012, the debt securities have an average coupon rate of approximately 3.35%, an average duration of approximately 5.12 years, and an average maturity of approximately 5.82 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.1	$-	$10.1	$0.1
More than 12 months	-	-	1.0	-
Total	$0.1	$-	$11.1	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$13.7	$0.4	$14.3	$0.4
More than 12 months	-	-	1.0	-
Total	$13.7	$0.4	$15.3	$0.4

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$12.6	$7.8
1 year - 5 years	101.0	86.5
5 years - 10 years	95.7	109.1
10 years - 15 years	4.8	2.7
20 years+	7.0	6.2
Total	$221.1	$212.3

During the three months ended September 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $15 million and $36.5 million, respectively.  During the three months ended September 30, 2012 and 2011, gross gains of $0.1 million and $2.2 million, respectively, and gross losses of $0.01 million and $0.1 million, respectively, were reclassified out of other comprehensive income into earnings.

During the nine months ended September 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $103.4 million and $82.7 million, respectively.  During the nine months ended September 30, 2012 and 2011, gross gains of $2.8 million and $3.5 million, respectively, and gross losses of $0.05 million and $0.1 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2012 and December 31, 2011 is summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$289.4	$71.4	$-
Debt Securities	185.6	16.8	-
Total	$475.0	$88.2	$-

2011
Equity Securities	$238.7	$40.9	$0.8
Debt Securities	182.2	15.2	0.3
Total	$420.9	$56.1	$1.1

The amortized cost of debt securities was $169.1 million as of September 30, 2012 and $166.9 million as of December 31, 2011.  As of September 30, 2012, the debt securities have an average coupon rate of approximately 4.68%, an average duration of approximately 5.59 years, and an average maturity of approximately 8.64 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.1	$-	$1.8	$-
More than 12 months	0.5	-	-	-
Total	$0.6	$-	$1.8	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$14.0	$0.5	$9.3	$0.2
More than 12 months	2.7	0.3	1.1	0.1
Total	$16.7	$0.8	$10.4	$0.3

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$6.3	$7.1
1 year - 5 years	42.1	40.8
5 years - 10 years	56.3	53.5
10 years - 15 years	65.6	62.9
15 years - 20 years	6.0	3.2
20 years+	9.3	14.7
Total	$185.6	$182.2

During the three months ended September 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $35.9 million and $35.9 million, respectively.  During the three months ended September 30, 2012 and 2011, gross gains of $3.9 million and $0.8 million, respectively, and gross losses of $0.7 thousand and $0.4 million, respectively, were reclassified out of other comprehensive income into earnings.

During the nine months ended September 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $96.7 million and $56.5 million, respectively.  During the nine months ended September 30, 2012 and 2011, gross gains of $6.4 million and $1.3 million, respectively, and gross losses of $0.03 million and $0.5 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2012 and December 31, 2011 is summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$174.0	$49.3	$-
Debt Securities	111.5	10.1	0.1
Total	$285.5	$59.4	$0.1

2011
Equity Securities	$149.2	$29.7	$1.6
Debt Securities	104.8	8.8	0.2
Total	$254.0	$38.5	$1.8

The amortized cost of debt securities was $101.6 million as of September 30, 2012 and $91.9 million as of December 31, 2011.  As of September 30, 2012, the debt securities have an average coupon rate of approximately 3.74%, an average duration of approximately 5.45 years, and an average maturity of approximately 9.69 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.1	$-	$1.4	$-
More than 12 months	2.8	-	0.6	0.1
Total	$2.9	$-	$2.0	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$11.6	$0.3	$5.5	$0.2
More than 12 months	10.0	1.3	0.2	-
Total	$21.6	$1.6	$5.7	$0.2

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$2.6	$3.9
1 year - 5 years	40.6	39.8
5 years - 10 years	24.9	22.2
10 years - 15 years	19.7	18.9
15 years - 20 years	1.0	2.2
20 years+	22.7	17.8
Total	$111.5	$104.8

During the three months ended September 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $9.5 million and $3.7 million, respectively.  During the three months ended September 30, 2012 and 2011, gross gains of $0.1 million and $0 million, respectively, and gross losses of $0.5 thousand and $0.04 million, respectively, were reclassified out of other comprehensive income into earnings.

During the nine months ended September 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $19.8 million and $11.5 million, respectively.  During the nine months ended September 30, 2012 and 2011, gross gains of $0.2 million and $0.09 million, respectively, and gross losses of $0.03 million and $0.07 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2012 and December 31, 2011 is summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$280.0	$64.5	$0.1
Debt Securities	204.2	9.9	-
Total	$484.2	$74.4	$0.1

2011
Equity Securities	$237.2	$35.4	$5.4
Debt Securities	186.2	9.5	0.1
Total	$423.4	$44.9	$5.5

The amortized cost of debt securities was $194.3 million as of September 30, 2012 and $175.1 million as of December 31, 2011.  As of September 30, 2012, the debt securities have an average coupon rate of approximately 2.67%, an average duration of approximately 4.74 years, and an average maturity of approximately 6.35 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.7	$-	$11.6	$-
More than 12 months	8.3	0.1	-	-
Total	$9.0	$0.1	$11.6	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$41.3	$1.8	$10.5	$0.1
More than 12 months	30.0	3.6	-	-
Total	$71.3	$5.4	$10.5	$0.1

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(In Millions)

Less than 1 year	$5.5	$10.2
1 year - 5 years	121.0	94.6
5 years - 10 years	53.8	57.9
10 years - 15 years	1.6	2.6
15 years - 20 years	2.2	2.9
20 years+	20.1	18.0
Total	$204.2	$186.2

During the three months ended September 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $91.8 million and $60.4 million, respectively.  During the three months ended September 30, 2012 and 2011, gross gains of $0.5 million and $1.6 million, respectively, and gross losses of $0.05 million and $0.04 million, respectively, were reclassified out of other comprehensive income into earnings.

During the nine months ended September 30, 2012 and 2011, proceeds from the dispositions of securities amounted to $315.0 million and $166.9 million, respectively.  During the nine months ended September 30, 2012 and 2011, gross gains of $3.5 million and $2.1 million, respectively, and gross losses of $0.2 million and $1 million, respectively, were reclassified out of other comprehensive income into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and nine months ended September 30, 2012 and 2011.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material

Entergy Corporation and Subsidiaries
Notes to Financial Statements

charges to other income in the three and nine months ended September 30, 2012 and 2011, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

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

Income Tax Litigation

As discussed in the Form 10-K, in October 2010 the United States Tax Court entered a decision in favor of Entergy for tax years 1997 and 1998 regarding Entergy's entitlement to a tax credit for its U.K. Windfall Taxes paid in those years.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit unanimously affirmed the U.S. Tax Court decision.  As a result of this decision, Entergy reversed its liability for uncertain tax positions associated with this issue.  On September 4, 2012, the U.S. Solicitor General, on behalf of the Commissioner of Internal Revenue, petitioned the U.S. Supreme Court for a writ of certiorari to review the Fifth Circuit judgment.  PPL Corp. had previously petitioned the U.S. Supreme Court for a writ of certiorari to review the U.S. Court of Appeals for the Third Circuit decision in PPL Corp. v. Commissioner, in which the Third Circuit held that the same U.K. tax was not a creditable tax.  On October 29, 2012, the U.S. Supreme Court granted PPL Corp.’s petition for certiorari.  The outcome in Entergy's case will be determined by the U.S. Supreme Court's decision in the PPL Corp. proceeding.

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2012 are $315.1 million for Entergy, $12.4 million for Entergy Arkansas, $47.2 million for Entergy Gulf States Louisiana, $159.5 million for Entergy Louisiana, $15 million for Entergy Mississippi, $15.3 million for Entergy New Orleans, $3.5 million for Entergy Texas, and $24.8 million for System Energy. Construction expenditures included in accounts payable at December 31, 2011 are $171.2 million for Entergy, $14.1 million for Entergy Arkansas, $13.7 million for Entergy Gulf States Louisiana, $27 million for Entergy Louisiana, $4.3 million for Entergy Mississippi, $3.6 million for Entergy New Orleans, $4.3 million for Entergy Texas, and $32.9 million for System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Vermont Yankee

In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years.  The renewed operating license expires in March 2032.  In May 2011 the Vermont Department of Public Service and the New England Coalition petitioned the United States Court of Appeals for the D.C. Circuit seeking judicial review of the NRC’s issuance of the renewed operating license, alleging that the license had been issued without a valid and effective water quality certification under Section 401 of the Clean Water Act.  Entergy Nuclear Vermont Yankee and Entergy Nuclear Operations, Inc. intervened in the proceeding. In June 2012 the Court of Appeals denied the appeal on the ground that the petitioners had failed to exhaust their administrative remedies before the NRC.  The time for seeking further judicial review of the NRC’s issuance of Vermont Yankee’s renewed operating license has expired.

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

In February 2012 the Vermont defendants appealed the decision to the United States Court of Appeals for the Second Circuit. Vermont Yankee cross-appealed on two grounds: (1) the Federal Power Act alternatively preempts conditioning the issuance of a new Certificate of Public Good upon the existence of a below wholesale market power sale agreement with Vermont utilities or Vermont Yankee’s selling power to Vermont utilities at rates below those available to wholesale customers in other states (an issue the District Court found unnecessary to decide in light of its ruling under the Commerce Clause); and (2) a request to make permanent the injunction pending appeal that the District Court entered on March 19, 2012 which prohibits Vermont from enforcing a statutory provision to compel Vermont Yankee to shut down because the cumulative total amount of spent fuel stored at the site exceeds the amount derived from the operation of the facility up to, but not beyond, March 21, 2012 (a provision the enforcement of which the January 2012 decision had not enjoined).  The appeal and cross-appeal remain pending.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In September 2012, Entergy filed a petition asking the VPSB to issue a Certificate of Public Good allowing construction at Vermont Yankee for a diesel generator to provide power in the event of a station blackout.  Vermont Yankee currently can obtain such power from the Vernon Dam.  Due to changes instituted by ISO-New England, Vermont Yankee will no longer be able to rely upon the Vernon Dam in the event of a station blackout after August 31, 2013 and therefore plans to install a new diesel generator as a replacement power source.  The VPSB requested and received comments on Entergy’s September 2012 petition and its relationship to Entergy’s other petition for a Certificate of Public Good, but has not yet provided a schedule for its consideration of the September 2012 petition.

Impairment

Because of the uncertainty regarding the continued operation of Vermont Yankee, Entergy has tested the recoverability of the plant and related assets each quarter since the first quarter 2010.  The determination of recoverability is based on the probability-weighted undiscounted net cash flows expected to be generated by the plant and related assets.  Projected net cash flows primarily depend on the status of the pending legal and state regulatory matters, as well as projections of future revenues and expenses over the remaining life of the plant.  Prior to the first quarter 2012, the probability-weighted undiscounted net cash flows exceeded the carrying value of the Vermont Yankee plant and related assets.  The decline, however, in the overall energy market and the projected forward prices of power as of March 31, 2012, which are significant inputs in the determination of net cash flows, resulted in the probability-weighted undiscounted future cash flows being less than the asset group’s carrying value.  Entergy performed a fair value analysis based on the income approach, a discounted cash flow method, to determine the amount of impairment. The estimated fair value of the plant and related assets at March 31, 2012 was $162.0 million, while the carrying value was $517.5 million.  Therefore, the assets were written down to their fair value and an impairment charge of $355.5 million ($223.5 million after-tax) was recognized.  The impairment charge is recorded as a separate line item in Entergy’s consolidated statement of income for the nine months ended September 30, 2012, and is included within the results of the Entergy Wholesale Commodities segment.

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

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $12.3 million and $12.8 million in the three months ended September 30, 2012 and 2011, respectively.  Entergy Louisiana made payments on its lease, including interest, of $39.1 million and $50.4 million in the nine months ended September 30, 2012 and 2011, respectively.  System Energy made payments on its lease, including interest, of $1.8 million and $2.0 million in the three months ended September 30, 2012 and 2011, respectively.  System Energy made payments on its lease, including interest, of $50.0 million and $49.4 million in the nine months ended September 30, 2012 and 2011, respectively.

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2012, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of the Registrants’ management, including their respective PEOs and PFOs, the Registrants evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2012 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Third Quarter 2012 Compared to Third Quarter 2011

Net income increased $1.6 million primarily due to a lower effective income tax rate, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income decreased $14.7 million primarily due to higher other operation and maintenance expenses, higher taxes other than income taxes, and higher nuclear refueling outage expenses, partially offset by a lower effective income tax rate.

Net Revenue

Third Quarter 2012 Compared to Third Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2012 to the third quarter 2011.

Amount
(In Millions)

2011 net revenue	$394.4
Retail electric price	8.9
Reserve equalization	(2.3)
Net wholesale revenue	(2.6)
Volume/weather	(6.3)
Other	5.3
2012 net revenue	$397.4

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2012.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

The reserve equalization variance is primarily due to increased reserve equalization expenses as a result of changes in the Entergy Arkansas and Entergy System generation capacity mix as compared to the same period in 2011.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts, somewhat offset by lower wholesale energy costs.

The volume/weather variance is primarily due to the effects of milder weather, as compared to the prior period, primarily on residential and commercial sales.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Amount
(In Millions)

2011 net revenue	$985.6
Volume/weather	(16.0)
Reserve equalization	(8.0)
Energy cost recovery	3.4
Retail electric price	15.7
Other	6.8
2012 net revenue	$987.5

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, primarily on residential sales.

The reserve equalization variance is primarily due to increased reserve equalization expenses as a result of changes in the Entergy Arkansas and Entergy System generation capacity mix as compared to the same period in 2011.  The variance is also due to a one-time credit recorded in 2011 related to the interruptible load proceeding.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the interruptible load proceeding.

The energy cost recovery variance resulted primarily from the annual adjustment to deferred fuel costs provided for in the energy cost recovery rider.

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2012.  The increase is also related to higher residential price due to the effect of block rates, and higher industrial average price due to the customer mix.  The energy efficiency rider revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $30.1 million in rider revenues related to higher System Agreement production cost equalization payments and an increase of $10.9 million in rider revenues due to an increase in the energy efficiency rider effective July 2012.  The increase was partially offset by the June 2012 refund to AmerenUE of $30.6 million, including interest, of rough production cost equalization payments collected from AmerenUE.  Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE.  The result of the refund is a decrease in gross revenues with an offsetting increase in other regulatory credits.  See Note 2 to the financial statements herein for a discussion of the FERC order in the System Agreement production cost equalization proceedings.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Fuel and purchased power expenses increased primarily due to an increase in the recovery from customers of deferred fuel costs, partially offset by a decrease in the average market price of purchased power.

Other regulatory credits increased primarily due to the June 2012 refund to AmerenUE, as discussed above.

Other Income Statement Variances

Third Quarter 2012 Compared to Third Quarter 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $7.0 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have no effect on net income;
•	$3.8 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business;
•
an increase of $2.4 million in compensation and benefits costs resulting from a decrease in the discount rate and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	an increase of $4.3 million in nuclear generation expenses primarily due to higher contract costs.

The increase was somewhat offset by a decrease of $1.5 million in fossil-fueled generation expenses primarily due to higher plant outage costs in 2011 due to a greater scope of work.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $11.4 million in compensation and benefits costs resulting from a decrease in the discount rate and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	$9.5 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business;
•	an increase of $9 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have no effect on net income;
•	an increase of $7.8 million in nuclear generation expenses primarily due to higher contract costs; and
•	nuclear insurance refunds of $2.4 million received in 2011.

The increase was somewhat offset by a decrease of $5.4 million in fossil-fueled generation expenses primarily due to higher plant outage costs in 2011 due to a greater scope of work.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rates for the third quarter 2012 and the nine months ended September 30, 2012 were 40.4% and 39.5%, respectively.  The difference in the effective income tax rate for the third quarter 2012 versus the federal statutory rate of 35% is due to state income taxes and certain book and tax differences related to utility plant items.  The difference in the effective income tax rate for the nine months ended September 30, 2012 versus the federal statutory rate of 35% is due to state income taxes and certain book and tax differences related to utility plant items, partially offset by the provision for uncertain tax positions.

The effective income tax rates for the third quarter 2011 and the nine months ended September 30, 2011 were 45.9% and 43.8%, respectively.  The differences in the effective income tax rates for the third quarter 2011 and the nine months ended September 30, 2011 versus the federal statutory rate of 35% were due to state income taxes, the provision for uncertain tax positions, and certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$22,599	$106,102

Cash flow provided by (used in):
Operating activities	337,920	334,762
Investing activities	(324,656)	(359,111)
Financing activities	6,759	(78,971)
Net increase (decrease) in cash and cash equivalents	20,023	(103,320)

Cash and cash equivalents at end of period	$42,622	$2,782

Operating Activities

           Net cash flow provided by operating activities increased $3.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a decrease of $67.1 million in pension contributions and the increased recovery of fuel and purchased power costs, including partial recovery of the System Agreement bandwidth remedy payment made in January 2012.  These increases were substantially offset by the $156 million System Agreement bandwidth remedy payment made in January 2012 as a result of the payment required to implement the FERC’s remedy for the period June – December 2005 and the $30.6 million refund, including interest, to AmerenUE as discussed above.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement bandwidth remedy payment.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $34.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.  The decrease was partially offset by money pool activity and the repayment in 2011 by System Fuels of Entergy Arkansas’s $11 million investment in System Fuels.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $9.9 million for the nine months ended September 30, 2012, compared to decreasing by $41.5 million for the nine months ended September 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s financing activities provided $6.8 million of cash for the nine months ended September 30, 2012 compared to using $79 million of cash for the nine months ended September 30, 2011 primarily due to:

•	$117.1 million in dividends paid on common stock in 2011;
•	the repayment, at maturity, of a $35 million 5.60% Series G note by the nuclear fuel company variable interest entity in September 2011; and
•
an increase of borrowings of $16.8 million on the nuclear fuel company variable interest entity’s credit facility in 2012 compared to a decrease in borrowings of $2.5 million on the nuclear fuel company variable interest entity’s credit facility in 2011.

Partially offsetting the increases in cash from financing activities was the issuance in June 2011 of $55 million of Series J notes by the nuclear fuel company variable interest entity and money pool activity.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $32.1 million for the nine months ended September 30, 2011.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.  The decrease in the debt to capital ratio is due to the increase in retained earnings in 2012, in part because Entergy Arkansas has not declared common dividends in 2012.

	September 30, 2012	December 31, 2011

Debt to capital	53.1%	55.0%
Effect of excluding the securitization bonds	(1.4)%	(1.5)%
Debt to capital, excluding securitization bonds (1)	51.7%	53.5%
Effect of subtracting cash	(0.6)%	(0.3)%
Net debt to net capital, excluding securitization bonds (1)	51.1%	53.2%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital.  Entergy Arkansas is developing its capital investment plan for 2013 through 2015 and currently anticipates making $1.4 billion in capital investments during that period, including approximately $758 million for maintenance of existing assets.  The remaining $593 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments.  Following are additional updates to the information provided in the Form 10-K.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
(In Thousands)

$7,487	$17,362	($32,102)	$41,463

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has credit facilities in the amount of $20 million and $150 million scheduled to expire in April 2013 and March 2017, respectively.  No borrowings were outstanding under the credit facilities as of September 30, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$656,201	$658,356	$1,633,401	$1,618,687

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	116,026	100,381	362,954	269,494
Purchased power	145,305	164,901	318,474	373,244
Nuclear refueling outage expenses	11,891	11,172	35,441	31,391
Other operation and maintenance	140,730	129,300	406,561	373,530
Decommissioning	10,198	9,588	30,128	28,327
Taxes other than income taxes	26,676	24,989	69,073	63,520
Depreciation and amortization	55,092	54,483	165,697	163,993
Other regulatory credits - net	(2,553)	(1,280)	(35,478)	(9,611)
TOTAL	503,365	493,534	1,352,850	1,293,888

OPERATING INCOME	152,836	164,822	280,551	324,799

OTHER INCOME
Allowance for equity funds used during construction	2,258	2,033	6,491	4,913
Interest and investment income	3,861	3,938	11,233	13,099
Miscellaneous - net	(496)	(1,213)	(3,139)	(3,102)
TOTAL	5,623	4,758	14,585	14,910

INTEREST EXPENSE
Interest expense	20,532	20,726	61,707	62,749
Allowance for borrowed funds used during construction	(648)	(818)	(1,724)	(1,919)
TOTAL	19,884	19,908	59,983	60,830

INCOME BEFORE INCOME TAXES	138,575	149,672	235,153	278,879

Income taxes	56,024	68,727	92,973	122,028

NET INCOME	82,551	80,945	142,180	156,851

Preferred dividend requirements	1,718	1,718	5,155	5,155

EARNINGS APPLICABLE TO
COMMON STOCK	$80,833	$79,227	$137,025	$151,696

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$142,180	$156,851
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	266,755	255,051
Deferred income taxes, investment tax credits, and non-current taxes accrued	97,641	(17,536)
Changes in assets and liabilities:
Receivables	(86,046)	(69,699)
Fuel inventory	3,130	(8,904)
Accounts payable	(144,562)	134,019
Taxes accrued and prepaid taxes	(9,302)	126,029
Interest accrued	(11,061)	(5,716)
Deferred fuel costs	88,097	8,112
Other working capital accounts	32,465	(129,416)
Provisions for estimated losses	171	(2,491)
Other regulatory assets	51,089	23,478
Pension and other postretirement liabilities	(40,976)	(110,423)
Other assets and liabilities	(51,661)	(24,593)
Net cash flow provided by operating activities	337,920	334,762

INVESTING ACTIVITIES
Construction expenditures	(273,010)	(271,443)
Allowance for equity funds used during construction	9,002	6,451
Nuclear fuel purchases	(134,928)	(127,978)
Proceeds from sale of nuclear fuel	76,042	-
Proceeds from nuclear decommissioning trust fund sales	103,394	82,655
Investment in nuclear decommissioning trust funds	(110,520)	(95,723)
Change in money pool receivable - net	9,875	41,463
Investment in affiliates	-	10,994
Remittances to transition charge account	(11,987)	(11,866)
Payments from transition charge account	7,476	6,336
Net cash flow used in investing activities	(324,656)	(359,111)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	54,804
Retirement of long-term debt	(5,990)	(39,145)
Changes in short-term borrowings - net	18,776	(4,477)
Changes in money pool payable - net	-	32,102
Dividends paid:
Common stock	-	(117,100)
Preferred stock	(5,155)	(5,155)
Other	(872)	-
Net cash flow provided by (used in) financing activities	6,759	(78,971)

Net increase (decrease) in cash and cash equivalents	20,023	(103,320)

Cash and cash equivalents at beginning of period	22,599	106,102

Cash and cash equivalents at end of period	$42,622	$2,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$68,990	$64,670
Income taxes	$(6,897)	$-

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$6,423	$4,712
Temporary cash investments	36,199	17,887
Total cash and cash equivalents	42,622	22,599
Securitization recovery trust account	8,401	3,890
Accounts receivable:
Customer	150,964	90,940
Allowance for doubtful accounts	(26,948)	(26,155)
Associated companies	64,013	58,030
Other	66,002	66,838
Accrued unbilled revenues	82,508	70,715
Total accounts receivable	336,539	260,368
Deferred fuel costs	92,763	209,776
Fuel inventory - at average cost	45,759	48,889
Materials and supplies - at average cost	146,037	143,343
Deferred nuclear refueling outage costs	43,348	49,047
System agreement cost equalization	17,689	36,800
Prepayments and other	12,180	8,562
TOTAL	745,338	783,274

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	599,857	541,657
Non-utility property - at cost (less accumulated depreciation)	1,672	1,677
Other	3,182	3,182
TOTAL	604,711	546,516

UTILITY PLANT
Electric	8,260,030	8,079,732
Property under capital lease	1,175	1,234
Construction work in progress	172,918	120,211
Nuclear fuel	272,041	272,593
TOTAL UTILITY PLANT	8,706,164	8,473,770
Less - accumulated depreciation and amortization	3,964,741	3,833,596
UTILITY PLANT - NET	4,741,423	4,640,174

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	28,916	-
Regulatory asset for income taxes - net	77,768	87,357
Other regulatory assets (includes securitization property of
$95,755 as of September 30, 2012 and $105,762 as of
December 31, 2011)	1,085,411	1,126,911
Other	27,082	27,980
TOTAL	1,219,177	1,242,248

TOTAL ASSETS	$7,310,649	$7,212,212

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$330,000	$-
Short-term borrowings	52,690	33,914
Accounts payable:
Associated companies	61,481	228,163
Other	158,494	138,054
Customer deposits	85,336	81,074
Taxes accrued	26,979	36,281
Accumulated deferred income taxes	40,571	124,267
Interest accrued	18,820	29,881
Other	32,984	23,305
TOTAL	807,355	694,939

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,886,459	1,708,760
Accumulated deferred investment tax credits	41,445	42,939
Other regulatory liabilities	152,954	133,960
Decommissioning	670,356	640,228
Accumulated provisions	5,811	5,640
Pension and other postretirement liabilities	498,066	539,016
Long-term debt (includes securitization bonds of $107,783 as of
September 30, 2012 and $113,761 as of December 31, 2011)	1,540,076	1,875,921
Other	10,628	10,335
TOTAL	4,805,795	4,956,799

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2012
and 2011	470	470
Paid-in capital	588,444	588,444
Retained earnings	992,235	855,210
TOTAL	1,581,149	1,444,124

TOTAL LIABILITIES AND EQUITY	$7,310,649	$7,212,212

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2010	$470	$588,444	$814,992	$1,403,906

Net income	-	-	156,851	156,851
Common stock dividends	-	-	(117,100)	(117,100)
Preferred stock dividends	-	-	(5,155)	(5,155)

Balance at September 30, 2011	$470	$588,444	$849,588	$1,438,502

Balance at December 31, 2011	$470	$588,444	$855,210	$1,444,124

Net income	-	-	142,180	142,180
Preferred stock dividends	-	-	(5,155)	(5,155)

Balance at September 30, 2012	$470	$588,444	$992,235	$1,581,149

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$276	$280	$(4)	(1)
Commercial	148	146	2	1
Industrial	137	134	3	2
Governmental	4	6	(2)	(33)
Total retail	565	566	(1)	-
Sales for resale:
Associated companies	71	75	(4)	(5)
Non-associated companies	19	22	(3)	(14)
Other	1	(5)	6	120
Total	$656	$658	$(2)	-

Billed Electric Energy
Sales (GWh):
Residential	2,646	2,769	(123)	(4)
Commercial	1,859	1,905	(46)	(2)
Industrial	1,967	2,003	(36)	(2)
Governmental	72	81	(9)	(11)
Total retail	6,544	6,758	(214)	(3)
Sales for resale:
Associated companies	1,581	1,937	(356)	(18)
Non-associated companies	292	267	25	9
Total	8,417	8,962	(545)	(6)

	Nine Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$613	$612	$1	-
Commercial	364	345	19	6
Industrial	335	318	17	5
Governmental	15	15	-	-
Total retail	1,327	1,290	37	3
Sales for resale:
Associated companies	221	212	9	4
Non-associated companies	28	69	(41)	(59)
Other	57	48	9	19
Total	$1,633	$1,619	$14	1

Billed Electric Energy
Sales (GWh):
Residential	6,270	6,674	(404)	(6)
Commercial	4,682	4,690	(8)	-
Industrial	5,248	5,320	(72)	(1)
Governmental	198	210	(12)	(6)
Total retail	16,398	16,894	(496)	(3)
Sales for resale:
Associated companies	5,450	5,318	132	2
Non-associated companies	800	892	(92)	(10)
Total	22,648	23,104	(456)	(2)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Gulf States Louisiana’s service area.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy Gulf States Louisiana’s electric facilities damaged by Hurricane Isaac are currently estimated to be in the range of $70 million to $90 million.  Entergy Gulf States Louisiana is considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, accessing funded storm reserves; securitization or other alternative financing; and traditional retail recovery on an interim and permanent basis.  Storm cost recovery or financing may be subject to review by applicable regulatory authorities.

Entergy Gulf States Louisiana has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy Gulf States Louisiana recorded corresponding regulatory assets of approximately $19 million and construction work in progress of approximately $55 million.  Entergy Gulf States Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy Gulf States Louisiana has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Gulf States Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

Third Quarter 2012 Compared to Third Quarter 2011

Net income decreased $3 million primarily due to lower net revenue, partially offset by higher other income and a lower effective income tax rate.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income decreased $21.2 million primarily due to lower net revenue and higher other operation and maintenance expenses. These items were partially offset by the $19.8 million income tax benefit resulting from an IRS settlement in June 2012 related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which also resulted in a $27.7 million ($17 million net-of-tax) regulatory charge that reduced net revenue because the benefit will be shared with customers. See Note 10 to the financial statements for additional discussion of the tax settlement and benefit sharing.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Net Revenue

Third Quarter 2012 Compared to Third Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2012 to the third quarter 2011.

Amount
(In Millions)

2011 net revenue	$253.8
Net wholesale revenue	(5.7)
Retail electric price	(4.6)
Asset retirement obligation	(3.6)
Volume/weather	(2.0)
Other	1.4
2012 net revenue	$239.3

The net wholesale revenue variance is primarily due to lower price.

The retail electric price variance is primarily due to increased affiliate purchased power capacity costs recovered through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements herein and in the Form 10-K.

The asset retirement obligation variance is primarily due to higher regulatory charges resulting from an increase in decommissioning trust earnings as a result of realized gains on investments. There is no effect on net income as these earnings are reflected in other income.

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $71 million in fuel cost recovery revenues primarily due to lower fuel rates, a decrease of $46.8 million in rider revenues primarily due to higher System Agreement credits in 2012, and a decrease of $37.3 million in gross wholesale revenues due to a decrease in sales to affiliated customers. Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to:

•	a decrease in the average market price of purchased power and decreased demand; and
•	a decrease in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers and lower fuel cost recovery revenues in 2012.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Amount
(In Millions)

2011 net revenue	$718.6
Louisiana Act 55 financing tax settlement sharing	(27.2)
Volume/weather	(13.0)
Retail electric price	(10.8)
Net wholesale revenue	(10.2)
Other	(3.7)
2012 net revenue	$653.7

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

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac.

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

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $158.6 million in fuel cost recovery revenues primarily due to lower fuel rates, a decrease of $118.7 million in gross wholesale revenues due to a decrease in sales to affiliated customers, and a decrease of $63.7 million in rider revenues primarily due to higher System Agreement credits in 2012. Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to:

•	a decrease in the average market prices of purchased power and natural gas; and
•	a decrease in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers and lower fuel cost recovery revenues in 2012.

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

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Other Income Statement Variances

Third Quarter 2012 Compared to Third Quarter 2011

Other income increased primarily due to higher earnings in 2012 on decommissioning trust fund investments.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $7.7 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $5.1 million in nuclear generation expenses primarily due to higher labor costs, including higher contract labor;
•	an increase of $4.6 million in fossil-fueled generation expenses resulting primarily from increased plant outages and an increased scope of work as compared to the prior year; and
•	$3.4 million of costs incurred in 2012 related to the planned spin-off and merger of the transmission business.

The increase was partially offset by the deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $4.2 million.

Income Taxes

The effective income tax rate was 36.8% for the third quarter 2012 and 24.2% for the nine months ended September 30, 2012.  The difference in the effective income tax rate for the third quarter 2012 versus the federal statutory rate of 35% is due to state income taxes and the provision for uncertain tax positions, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests. The difference in the effective income tax rate for the nine months ended September 30, 2012 versus the federal statutory rate of 35% is due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and the reversal of the provision for uncertain tax positions related to an IRS settlement on how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, partially offset by state income taxes.

The effective income tax rate was 41.2% for the third quarter 2011 and 38% for the nine months ended September 30, 2011.  The differences in the effective income tax rates for the third quarter 2011 and for the nine months ended September 30, 2011 versus the federal statutory rate of 35% were due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

Correction of Regulatory Asset for Income Taxes

See Note 2 to the financial statements herein for a discussion of the financial statement effects of a correction to Entergy Gulf States Louisiana’s regulatory asset for income taxes.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$24,845	$155,173

Cash flow provided by (used in):
Operating activities	391,711	314,457
Investing activities	(145,984)	(179,431)
Financing activities	(94,008)	(264,335)
Net increase (decrease) in cash and cash equivalents	151,719	(129,309)

Cash and cash equivalents at end of period	$176,564	$25,864

Operating Activities

Net cash flow provided by operating activities increased $77.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to:

•
an increase in the recovery of fuel and purchased power costs due to System Agreement bandwidth remedy payments of $75 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June – December 2005.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings; and

•
a decrease of $9.1 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $33.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	$51 million in proceeds from the sale of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party in 2012; and
•	a decrease in nuclear construction expenditures as a result of the River Bend refueling outage in 2011. River Bend had a refueling outage in 2011 and did not have one in 2012.

The decrease was partially offset by:

•	money pool activity;
•	higher distribution construction expenses due to Hurricane Isaac and increased reliability work performed in 2012; and
•	an increase in fossil-fueled generation construction expenses due to an increased scope of work in 2012.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $8.6 million for the nine months ended September 30, 2012 compared to decreasing by $49.7 million for the nine months ended September 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility operating companies’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $170.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a decrease of $214.6 million in common equity distributions and the issuance of $75 million 3.25% Series Q notes by the nuclear fuel company variable interest entity in July 2012, partially offset by:

•	the repayment, at maturity, of $60 million 5.41% Series O notes by the nuclear fuel company variable interest entity in July 2012;
•	the redemption of $10.84 million of 5.8% Series pollution control revenue bonds in April 2012; and
•
payments of $29.4 million on credit borrowings for the nine months ended September 30, 2012 compared to an increase of $18.5 million in credit borrowings for the nine months ended September 30, 2011 against the nuclear fuel company variable interest entity credit facility.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2012	December 31, 2011

Debt to capital	51.9%	53.6%
Effect of subtracting cash	(3.1)%	(0.4)%
Net debt to net capital	48.8%	53.2%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana’s uses and sources of capital.  Entergy Gulf States Louisiana is developing its capital investment plan for 2013 through 2015 and currently anticipates making $679 million in capital investments during that period, including approximately $432 million for maintenance of existing assets.  The remaining $247 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments.  Following are additional updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Entergy Gulf States Louisiana’s receivables from the money pool were as follows:

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
(In Thousands)

$32,161	$23,596	$13,280	$63,003

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of September 30, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

In April 2012, Entergy Gulf States Louisiana redeemed, prior to maturity, its $10.84 million 5.8% Series pollution control revenue bonds due April 2016.

In July 2012 the Entergy Gulf States Louisiana nuclear fuel company variable interest entity issued $75 million 3.25% Series Q notes due July 2017.  Entergy Gulf States Louisiana used the proceeds to pay, at maturity, its $60 million 5.41% Series O notes due July 2012 and to repay borrowings of $3.5 million under its $85 million nuclear fuel company variable interest entity credit facility.

In the first quarter 2012, Entergy Gulf States Louisiana sold to a third party for $51 million a portion of its investment in Entergy Holdings Company’s Class A preferred membership interests.

New Nuclear Development

Entergy Gulf States Louisiana and Entergy Louisiana are developing a project option for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in the rate case filings that are anticipated in January 2013, fully reserving the LPSC’s right to determine the recoverability of such costs in rates.  On September 10, 2012, Entergy Gulf States Louisiana and Entergy Louisiana filed a petition for appeal and judicial review of the LPSC’s order with the Louisiana Nineteenth Judicial District Court.  A schedule for the appeal has not been established.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

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

In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which is above the earnings bandwidth and would indicate a $6.5 million cost of service rate change was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for incremental capacity costs.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflects an earned return on common equity of 11.86% indicating a $5.7 million cost of service rate decrease is necessary under the formula rate plan.  The revised filing also indicates that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The filing remains subject to LPSC review.  The September 2012 rate change reduced Entergy Gulf States Louisiana’s revenues by approximately $2.2 million for the third quarter 2012.

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  In April 2012, the LPSC Staff filed its findings, suggesting adjustments that produced an 11.54% earned return on common equity for the test year and a $0.1 million rate reduction.  Entergy Gulf States Louisiana accepted the LPSC Staff’s recommendations, and the rate reduction was effective with the first billing cycle of May 2012. Related to the annual gas rate stabilization plan proceedings, the LPSC directed its staff to initiate an evaluation of the 10.5% allowed return on common equity for the Entergy Gulf States Louisiana gas rate stabilization plan.  The LPSC directed that its staff should provide an analysis of the current return on equity and justification for any proposed changes to the return on equity.  In August 2012 the LPSC staff filed direct testimony recommending a midpoint return on equity of 9.3%.  Entergy Gulf States Louisiana filed responsive testimony recommending that the 10.5% return on equity remain unchanged.  The hearing in this proceeding is currently scheduled for November 8-9, 2012.

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

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$425,999	$587,275	$1,201,178	$1,565,964
Natural gas	8,452	9,673	34,251	49,444
TOTAL	434,451	596,948	1,235,429	1,615,408

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	34,821	135,034	131,248	291,592
Purchased power	156,398	224,452	417,909	622,949
Nuclear refueling outage expenses	4,415	4,454	13,147	13,796
Other operation and maintenance	89,446	89,081	267,505	255,566
Decommissioning	3,783	3,572	11,187	10,565
Taxes other than income taxes	19,141	20,668	55,728	58,246
Depreciation and amortization	36,958	35,784	109,345	107,183
Other regulatory charges (credits) - net	3,928	(16,373)	32,536	(17,695)
TOTAL	348,890	496,672	1,038,605	1,342,202

OPERATING INCOME	85,561	100,276	196,824	273,206

OTHER INCOME
Allowance for equity funds used during construction	1,760	2,273	6,512	6,176
Interest and investment income	13,442	10,269	33,350	30,100
Miscellaneous - net	(1,615)	(2,643)	(6,727)	(6,515)
TOTAL	13,587	9,899	33,135	29,761

INTEREST EXPENSE
Interest expense	20,406	20,731	62,297	63,311
Allowance for borrowed funds used during construction	(652)	(931)	(2,516)	(2,624)
TOTAL	19,754	19,800	59,781	60,687

INCOME BEFORE INCOME TAXES	79,394	90,375	170,178	242,280

Income taxes	29,184	37,205	41,220	92,083

NET INCOME	50,210	53,170	128,958	150,197

Preferred distribution requirements and other	206	206	619	619

EARNINGS APPLICABLE TO COMMON EQUITY	$50,004	$52,964	$128,339	$149,578

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

Net Income	$50,210	$53,170	$128,958	$150,197
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $703, $507, $8,247, and $1,522)	862	486	12,397	1,715
Other comprehensive income	862	486	12,397	1,715
Comprehensive Income	$51,072	$53,656	$141,355	$151,912

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$128,958	$150,197
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	158,577	154,739
Deferred income taxes, investment tax credits, and non-current taxes accrued	51,415	(24,492)
Changes in working capital:
Receivables	63,699	(153,380)
Fuel inventory	(7,747)	9,427
Accounts payable	42,149	(64,105)
Prepaid taxes and taxes accrued	67,987	148,158
Interest accrued	5,696	5,877
Deferred fuel costs	(91,354)	(1,596)
Other working capital accounts	(11,434)	75,582
Changes in provisions for estimated losses	(3,100)	1,670
Changes in other regulatory assets	(5,648)	21,858
Changes in pension and other postretirement liabilities	(3,459)	(16,605)
Other	(4,028)	7,127
Net cash flow provided by operating activities	391,711	314,457

INVESTING ACTIVITIES
Construction expenditures	(198,785)	(156,944)
Allowance for equity funds used during construction	6,512	6,176
Nuclear fuel purchases	(41,592)	(73,853)
Proceeds from the sale of nuclear fuel	56,579	9,647
Proceeds from nuclear decommissioning trust fund sales	96,653	56,543
Investment in nuclear decommissioning trust funds	(111,084)	(70,623)
Change in money pool receivable - net	(8,565)	49,723
Proceeds from the sale of investment	51,000	-
Receipts from storm reserve escrow account	3,364	-
Other	(66)	(100)
Net cash flow used in investing activities	(145,984)	(179,431)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	74,251	-
Retirement of long-term debt	(70,840)	-
Changes in credit borrowings - net	(29,400)	18,500
Dividends/distributions paid:
Common equity	(67,400)	(281,950)
Preferred membership interests	(619)	(619)
Other	-	(266)
Net cash flow used in financing activities	(94,008)	(264,335)

Net increase (decrease) in cash and cash equivalents	151,719	(129,309)

Cash and cash equivalents at beginning of period	24,845	155,173

Cash and cash equivalents at end of period	$176,564	$25,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$54,291	$55,073
Income taxes	$-	$(7)

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$20,295	$217
Temporary cash investments	156,269	24,628
Total cash and cash equivalents	176,564	24,845
Accounts receivable:
Customer	64,723	61,648
Allowance for doubtful accounts	(749)	(843)
Associated companies	110,558	171,431
Other	18,710	22,082
Accrued unbilled revenues	57,097	51,155
Total accounts receivable	250,339	305,473
Fuel inventory - at average cost	30,996	23,249
Materials and supplies - at average cost	120,566	114,075
Deferred nuclear refueling outage costs	8,474	21,066
Gas hedge contracts	2,971	-
Prepayments and other	9,053	5,180
TOTAL	598,963	493,888

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	289,664	339,664
Decommissioning trust funds	474,976	420,917
Non-utility property - at cost (less accumulated depreciation)	164,898	164,712
Storm reserve escrow account	86,951	90,249
Other	13,310	12,701
TOTAL	1,029,799	1,028,243

UTILITY PLANT
Electric	7,206,302	7,068,657
Natural gas	133,893	129,950
Construction work in progress	172,141	122,051
Nuclear fuel	151,729	206,031
TOTAL UTILITY PLANT	7,664,065	7,526,689
Less - accumulated depreciation and amortization	3,983,405	3,906,353
UTILITY PLANT - NET	3,680,660	3,620,336

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	172,995	173,724
Other regulatory assets	340,275	333,898
Deferred fuel costs	100,124	100,124
Other	15,768	13,506
TOTAL	629,162	621,252

TOTAL ASSETS	$5,938,584	$5,763,719

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$75,000	$60,000
Accounts payable:
Associated companies	87,451	73,305
Other	154,731	101,009
Customer deposits	48,146	49,734
Taxes accrued	175,354	107,367
Accumulated deferred income taxes	20,634	5,107
Interest accrued	31,780	26,084
Deferred fuel costs	5,824	97,178
Pension and other postretirement liabilities	8,295	7,911
Gas hedge contracts	-	8,572
Other	14,763	15,294
TOTAL	621,978	551,561

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,371,292	1,368,563
Accumulated deferred investment tax credits	79,114	81,520
Other regulatory liabilities	117,007	75,721
Decommissioning and asset retirement cost liabilities	375,452	359,792
Accumulated provisions	96,351	99,033
Pension and other postretirement liabilities	328,829	332,672
Long-term debt	1,442,369	1,482,430
Long-term payables - associated companies	29,912	31,254
Other	68,282	47,397
TOTAL	3,908,608	3,878,382

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,455,211	1,393,386
Accumulated other comprehensive loss	(57,213)	(69,610)
TOTAL	1,407,998	1,333,776

TOTAL LIABILITIES AND EQUITY	$5,938,584	$5,763,719

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$10,000	$1,494,593	$(40,304)	$1,464,289

Net income	-	150,197	-	150,197
Other comprehensive income	-	-	1,715	1,715
Dividends/distributions declared on common equity	-	(281,950)	-	(281,950)
Dividends/distributions declared on preferred membership interests	-	(619)	-	(619)
Other	-	(19)	-	(19)

Balance at September 30, 2011	$10,000	$1,362,202	$(38,589)	$1,333,613

Balance at December 31, 2011	$10,000	$1,393,386	$(69,610)	$1,333,776

Net income	-	128,958	-	128,958
Member contribution	-	1,000	-	1,000
Other comprehensive income	-	-	12,397	12,397
Dividends/distributions declared on common equity	-	(67,400)	-	(67,400)
Dividends/distributions declared on preferred membership interests	-	(619)	-	(619)
Other	-	(114)	-	(114)

Balance at September 30, 2012	$10,000	$1,455,211	$(57,213)	$1,407,998

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$119	$166	$(47)	(28)
Commercial	90	125	(35)	(28)
Industrial	89	136	(47)	(35)
Governmental	5	5	0	-
Total retail	303	432	(129)	(30)
Sales for resale:
Associated companies	103	136	(33)	(24)
Non-associated companies	9	14	(5)	(36)
Other	11	5	6	120
Total	$426	$587	$(161)	(27)

Billed Electric Energy
Sales (GWh):
Residential	1,718	1,802	(84)	(5)
Commercial	1,500	1,516	(16)	(1)
Industrial	2,210	2,299	(89)	(4)
Governmental	61	61	0	-
Total retail	5,489	5,678	(189)	(3)
Sales for resale:
Associated companies	2,295	2,462	(167)	(7)
Non-associated companies	229	243	(14)	(6)
Total	8,013	8,383	(370)	(4)

	Nine Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$295	$386	$(91)	(24)
Commercial	258	325	(67)	(21)
Industrial	287	379	(92)	(24)
Governmental	14	16	(2)	(13)
Total retail	854	1,106	(252)	(23)
Sales for resale:
Associated companies	281	381	(100)	(26)
Non-associated companies	23	42	(19)	(45)
Other	43	37	6	16
Total	$1,201	$1,566	$(365)	(23)

Billed Electric Energy
Sales (GWh):
Residential	4,019	4,278	(259)	(6)
Commercial	4,003	4,004	(1)	-
Industrial	6,741	6,819	(78)	(1)
Governmental	174	168	6	4
Total retail	14,937	15,269	(332)	(2)
Sales for resale:
Associated companies	5,858	6,598	(740)	(11)
Non-associated companies	673	753	(80)	(11)
Total	21,468	22,620	(1,152)	(5)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Louisiana’s service area.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Isaac are currently estimated to be in the range of $240 million to $300 million.  Entergy Louisiana is considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, accessing funded storm reserves; securitization or other alternative financing; and traditional retail recovery on an interim and permanent basis.  Storm cost recovery or financing may be subject to review by applicable regulatory authorities.

Entergy Louisiana has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy Louisiana recorded corresponding regulatory assets of approximately $84 million and construction work in progress of approximately $161 million.  Entergy Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy Louisiana has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

Third Quarter 2012 Compared to Third Quarter 2011

Net income decreased $257.5 million primarily due to a prior year settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a $422 million reduction in income tax expense in the third quarter 2011.  The net income effect was partially offset by a $199 million regulatory charge, which reduced net revenue in the third quarter 2011, because Entergy Louisiana is sharing the benefits with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income decreased $208.9 million primarily due to a prior year settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a $422 million reduction in income tax expense in the third quarter 2011.  The net income effect was partially offset by a $199 million regulatory charge, which reduced net revenue in the nine months ended September 30, 2011, because Entergy Louisiana is sharing the benefit with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.  Partially offsetting the decrease in net income was the IRS tax settlement, in June 2012, related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which resulted in a $142.7 million income tax benefit, partially offset by a $137.1 million ($84.3 million net-of-tax) regulatory charge, which reduced net revenue in the nine months ended September 30, 2012, because Entergy Louisiana is sharing the benefit with customers.  See Note 10 to the financial statements herein for additional discussion of the settlement and benefit sharing.

Net Revenue

Third Quarter 2012 Compared to Third Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2012 to the third quarter 2011.

Amount
(In Millions)

2011 net revenue	$130.3
Mark-to-market tax settlement sharing	199.6
Volume/weather	(16.7)
Other	(1.1)
2012 net revenue	$312.1

The mark-to-market tax settlement sharing variance results from a regulatory charge recorded in the third quarter 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to mark-to-market income tax treatment of power purchase contracts with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to the effect of milder weather as compared to the previous year on residential and commercial sales, the effects of the power outages caused by Hurricane Isaac, and decreased usage in the industrial sector as a result of decreased consumption by a large industrial customer in the chemical industry as a result of an unplanned outage.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $158.7 million in fuel cost recovery revenues primarily due to lower fuel rates and the decrease related to volume/weather, as discussed above.  Entergy Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power and decreased demand.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the third quarter 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to mark-to-market income tax treatment of power purchase contracts with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Amount
(In Millions)

2011 net revenue	$650.1
Mark-to-market tax settlement sharing	201.4
Retail electric price	13.7
Volume/weather	(25.5)
Louisiana Act 55 financing tax settlement sharing	(135.6)
Other	(1.6)
2012 net revenue	$702.5

The mark-to-market tax settlement sharing variance results from a regulatory charge recorded in the third quarter 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to mark-to-market income tax treatment of power purchase contracts with customers.  See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

The retail electric price variance is primarily due to a special formula rate plan rate increase effective May 2011 in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan increase.

The volume/weather variance is primarily due to the effect of milder weather as compared to the previous year on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac, partially offset by increased usage in the industrial sector as a result of increased consumption by a large industrial customer in the chemical industry as a result of plant expansion.

The Louisiana Act 55 financing tax settlement sharing variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana is sharing the benefits of the settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to:

•
a decrease of $270.2 million in fuel cost recovery revenues primarily due to lower fuel rates.  Entergy Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K;

•	the decrease related to volume/weather, as discussed above; and
•	a decrease of $15.9 million in gross wholesale revenues due to a decrease in sales to affiliated customers.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other regulatory charges decreased primarily due to a regulatory charge recorded in the third quarter 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to mark-to-market income tax treatment of power purchase contracts with customers, partially offset by a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 10 to the financial statements herein and Note 3 to the financial statements in the Form 10-K for additional discussion of the settlements.

Other Income Statement Variances

Third Quarter 2012 Compared to Third Quarter 2011

Interest expense increased primarily due to:

•	cessation in 2011 of interest on transmission credits per a FERC order relating to an interconnection and operating agreement between a power producer and Entergy Louisiana;
•
the issuance by Entergy Louisiana Investment Recovery Funding, L.L.C., a wholly owned subsidiary of Entergy Louisiana, of $207.2 million of senior secured investment recovery bonds with a coupon rate of 2.04% in September 2011;

•	the issuance of $250 million of 1.875% Series first mortgage bonds in January 2012; and
•	the issuance of $200 million of 5.25% Series first mortgage bonds in July 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $8 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $8.6 million in fossil-fueled generation expenses due to an overall higher scope of outages compared to prior year and the addition of Acadia Unit 2 in April 2011; and
•	$4.8 million of costs incurred in 2012 related to the planned spin-off and merger of the transmission business.

The increase was partially offset by the deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $5.2 million.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the acquisition of the Acadia Unit 2 in 2011.

Interest expense increased primarily due to:

•	cessation in 2011 of interest on transmission credits per a FERC order relating to an interconnection and operating agreement between a power producer and Entergy Louisiana;
•	the issuance of $200 million of 4.8% Series first mortgage bonds in March 2011;
•
the issuance by Entergy Louisiana Investment Recovery Funding, L.L.C., a wholly owned subsidiary of Entergy Louisiana, of $207.2 million of senior secured investment recovery bonds with a coupon rate of 2.04% in September 2011;

•	the issuance of $250 million of 1.875% Series first mortgage bonds in January 2012; and
•	the issuance of $200 million of 5.25% Series first mortgage bonds in July 2012.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 34.7% for the third quarter 2012 and (110.1%) for the nine months ended September 30, 2012.  The difference in the effective income tax rate for the third quarter 2012 versus the federal statutory rate of 35% is due to a change in the regulatory treatment of state income taxes included in formula rate plan filings, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.  The difference in the effective income tax rate for the nine months ended September 30, 2012 versus the federal statutory rate of 35% is due to the reversal of the provision for uncertain tax positions related to the IRS settlement on how to treat the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, and book and tax differences related to the allowance for equity funds used during construction, partially offset by a change to the regulatory treatment of state income taxes included in formula rate plan filings.

The effective income tax rate was 727.8% for the third quarter 2011 and (359.5%) for the nine months ended September 30, 2011.  The differences in the effective income tax rates for the third quarter 2011 and the nine months ended September 30, 2011 versus the federal statutory rate of 35% were primarily due to the third quarter 2011 reversal of the provision for uncertain tax positions resulting from a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$878	$123,254

Cash flow provided by (used in):
Operating activities	401,672	248,173
Investing activities	(519,816)	(699,523)
Financing activities	266,171	381,593
Net increase (decrease) in cash and cash equivalents	148,027	(69,757)

Cash and cash equivalents at end of period	$148,905	$53,497

Operating Activities

Net cash flow provided by operating activities increased $153.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the purchase in 2011 of $28.1 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies, a decrease of $22.6 million in pension contributions, and the timing of collections of customer receivables, partially offset by an increase of $18.6 million in interest paid, as discussed above.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $179.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to:

•	the purchase of the Acadia Unit 2 for approximately $300 million in April 2011;
•
a decrease in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	a decrease in transmission construction expenditures due to increased work performed in 2011; and
•	receipts of $13.7 million in 2012 from the storm reserve escrow account.

The decrease was partially offset by the following:

•	an increase in fossil construction expenditures due to spending on the Ninemile Unit 6 self-build project;
•	an increase in nuclear construction expenditures due to the Waterford 3 steam generator replacement project in 2012. The increase is partially offset by various nuclear projects in 2011; and
•	money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $30.7 million for the nine months ended September 30, 2012 compared to decreasing by $22.8 million for the nine months ended September 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $115.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the following cash flow activity:

•	money pool activity;
•	the payment on credit borrowings of $50 million on Entergy Louisiana’s credit facility in 2012;
•	a principal payment of $12.3 million in 2012 for the Senior Secured Investment Recovery bonds;
•
the issuances of $250 million of 1.875% Series first mortgage bonds in January 2012 and $200 million of 5.25% Series first mortgage bonds in July 2012 compared to the issuance of $200 million of 4.8% Series first mortgage bonds in March 2011;

•
the issuance by Entergy Louisiana Investment Recovery Funding, L.L.C., a wholly owned subsidiary of Entergy Louisiana, of $207.2 million of senior secured investment recovery bonds with a coupon rate of 2.04% in September 2011;

•
an increase in borrowings of $12.1 million on the nuclear fuel company variable interest entity’s credit facility in 2012 compared to an increase in borrowings of $33.5 million on the nuclear fuel company variable interest entity’s credit facility in 2011;

•	the issuance of the $25 million 3.25% Series G note by the nuclear fuel company variable interest entity in August 2012;
•	the issuance of the $20 million 3.30% Series F note by the nuclear fuel company variable interest entity in March 2011;
•	a principal payment of $25.3 million in 2012 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $35.5 million in 2011; and
•	a decrease of $30.6 million in common equity dividends in 2012.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $118.4 million for the nine months ended September 30, 2012.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2012	December 31, 2011

Debt to capital	49.0%	47.2%
Effect of excluding securitization bonds	(1.9)%	(2.3)%
Debt to capital, excluding securitization bonds (1)	47.1%	44.9%
Effect of subtracting cash	(1.5)%	-%
Net debt to net capital, excluding securitization bonds (1)	45.6%	44.9%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital.  Entergy Louisiana is developing its capital investment plan for 2013 through 2015 and currently anticipates making $1.5 billion in capital investments during that period, including approximately $647 million for maintenance of existing assets.  The remaining $867 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments, such as the Ninemile Point Unit 6 self-build project and completion of the Waterford 3 steam generator replacement project.  Following are additional updates to the information provided in the Form 10-K.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
(In Thousands)

$30,710	($118,415)	$27,107	$49,887

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of September 30, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

In August 2012 the Entergy Louisiana nuclear fuel company variable interest entity issued $25 million of 3.25% Series G notes due July 2017.  The Entergy Louisiana nuclear fuel company variable interest entity used the proceeds to purchase additional nuclear fuel.

Waterford 3 Steam Generator Replacement Project

See the Form 10-K for a discussion of Entergy Louisiana’s plan to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms.  Entergy Louisiana’s Fall 2012 refueling outage began in October 2012, which will include the steam generator, reactor vessel head, and control element drive mechanisms replacement project.

New Nuclear Development

See the Form 10-K for a discussion of the project option being developed by Entergy Gulf States Louisiana and Entergy Louisiana for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in the rate case filings that are anticipated in January 2013, fully reserving the LPSC’s right to determine the recoverability of such costs in rates. On September 10, 2012, Entergy Gulf States Louisiana and Entergy Louisiana filed a petition for appeal and judicial review of the LPSC’s order with the Louisiana Nineteenth Judicial District Court.  A schedule for the appeal has not been established.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.  Following is an update to that discussion.

In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for incremental capacity costs.  Subsequently, in June 2012, Entergy Louisiana supplemented the filing to estimate at $101 million the first-year revenue requirement associated with the Waterford 3 replacement steam generator project when it is placed into service.  In August 2012, Entergy Louisiana submitted a revised filing that reflects an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicates that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The filing remains subject to LPSC review.  The September 2012 rate change contributed approximately $1.3 million to Entergy Louisiana’s revenues in the third quarter 2012.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$614,044	$786,814	$1,658,189	$1,954,095

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	134,108	221,832	320,991	450,589
Purchased power	168,817	239,484	505,935	670,408
Nuclear refueling outage expenses	6,103	6,861	18,573	21,042
Other operation and maintenance	106,523	107,740	334,559	320,544
Decommissioning	5,169	6,219	18,172	18,328
Taxes other than income taxes	17,913	18,232	52,122	53,316
Depreciation and amortization	54,642	52,991	162,474	154,414
Other regulatory charges (credits) - net	(956)	195,161	128,749	182,951
TOTAL	492,319	848,520	1,541,575	1,871,592

OPERATING INCOME (LOSS)	121,725	(61,706)	116,614	82,503

OTHER INCOME
Allowance for equity funds used during construction	9,981	8,278	27,032	23,929
Interest and investment income	21,566	21,975	63,178	66,101
Miscellaneous - net	519	(1,353)	(1,680)	(2,007)
TOTAL	32,066	28,900	88,530	88,023

INTEREST EXPENSE
Interest expense	35,731	25,363	101,434	84,698
Allowance for borrowed funds used during construction	(4,776)	(4,373)	(12,530)	(12,776)
TOTAL	30,955	20,990	88,904	71,922

INCOME (LOSS) BEFORE INCOME TAXES	122,836	(53,796)	116,240	98,604

Income taxes (benefit)	42,628	(391,518)	(127,977)	(354,521)

NET INCOME	80,208	337,722	244,217	453,125

Preferred dividend requirements and other	1,738	1,738	5,213	5,213

EARNINGS APPLICABLE TO
COMMON EQUITY	$78,470	$335,984	$239,004	$447,912

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

Net Income	$80,208	$337,722	$244,217	$453,125
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $493, $366, $1,480, and $1,097)	630	366	1,890	1,467
Other comprehensive income	630	366	1,890	1,467
Comprehensive Income	$80,838	$338,088	$246,107	$454,592

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$244,217	$453,125
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	299,745	212,963
Deferred income taxes, investment tax credits, and non-current taxes accrued	(94,765)	(273,339)
Changes in working capital:
Receivables	(37,610)	(110,234)
Fuel inventory	(3)	(25,623)
Accounts payable	65,772	(72)
Prepaid taxes and taxes accrued	6,383	17,526
Interest accrued	(1,557)	1,342
Deferred fuel costs	(30,132)	(41,969)
Other working capital accounts	(29,490)	(13,528)
Changes in provisions for estimated losses	(17,392)	(7,802)
Changes in other regulatory assets	(42,781)	84,811
Changes in other regulatory liabilities	139,624	193,034
Changes in pension and other postretirement liabilities	(17,361)	(42,095)
Other	(82,978)	(199,966)
Net cash flow provided by operating activities	401,672	248,173

INVESTING ACTIVITIES
Construction expenditures	(429,820)	(314,799)
Allowance for equity funds used during construction	27,032	23,929
Nuclear fuel purchases	(134,413)	(135,404)
Proceeds from the sale of nuclear fuel	48,990	11,570
Payment for purchase of plant	-	(299,589)
Receipts from storm reserve escrow account	13,669	-
Remittances to transition charge account	(22,113)	-
Payments from transition charge account	15,472	-
Proceeds from nuclear decommissioning trust fund sales	19,833	11,491
Investment in nuclear decommissioning trust funds	(28,422)	(19,279)
Changes in money pool receivable - net	(30,710)	22,780
Other	666	(222)
Net cash flow used in investing activities	(519,816)	(699,523)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	465,997	420,076
Retirement of long-term debt	(37,649)	(35,547)
Changes in short-term borrowings - net	(37,949)	33,477
Change in money pool payable - net	(118,415)	-
Distributions paid:
Common equity	(600)	(31,200)
Preferred membership interests	(5,213)	(5,213)
Net cash flow provided by financing activities	266,171	381,593

Net increase (decrease) in cash and cash equivalents	148,027	(69,757)

Cash and cash equivalents at beginning of period	878	123,254

Cash and cash equivalents at end of period	$148,905	$53,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$98,979	$80,354
Income taxes	$(3,601)	$(77)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$435	$878
Temporary cash investments	148,470	-
Total cash and cash equivalents	148,905	878
Securitization recovery trust account	11,840	5,200
Accounts receivable:
Customer	140,270	102,379
Allowance for doubtful accounts	(1,184)	(1,147)
Associated companies	82,752	60,661
Other	7,663	10,945
Accrued unbilled revenues	90,087	78,430
Total accounts receivable	319,588	251,268
Fuel inventory	23,922	23,919
Materials and supplies - at average cost	150,411	140,561
Deferred nuclear refueling outage costs	10,504	24,197
Prepayments and other	18,083	13,171
TOTAL	683,253	459,194

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,423	807,424
Decommissioning trust funds	285,500	253,968
Storm reserve escrow account	186,914	201,249
Non-utility property - at cost (less accumulated depreciation)	624	760
TOTAL	1,280,461	1,263,401

UTILITY PLANT
Electric	8,045,081	7,859,136
Property under capital lease	278,421	274,334
Construction work in progress	954,983	559,437
Nuclear fuel	182,115	165,380
TOTAL UTILITY PLANT	9,460,600	8,858,287
Less - accumulated depreciation and amortization	3,717,442	3,606,706
UTILITY PLANT - NET	5,743,158	5,251,581

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	184,770	175,952
Other regulatory assets (includes securitization property of
$178,664 as of September 30, 2012 and
$198,445 as of December 31, 2011)	848,435	814,472
Deferred fuel costs	67,998	67,998
Other	42,252	31,269
TOTAL	1,143,455	1,089,691

TOTAL ASSETS	$8,850,327	$8,063,867

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$14,236	$75,309
Short-term borrowings	56,444	44,392
Accounts payable:
Associated companies	82,472	218,001
Other	371,996	130,295
Customer deposits	87,943	86,099
Accumulated deferred income taxes	13,879	4,690
Taxes accrued	37,721	31,338
Interest accrued	34,978	36,535
Deferred fuel costs	36,403	66,535
Pension and other postretirement liabilities	9,348	9,161
System agreement cost equalization	17,689	36,800
Gas hedge contracts	-	12,397
Other	20,521	19,278
TOTAL	783,630	770,830

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,011,483	1,098,690
Accumulated deferred investment tax credits	70,964	73,283
Other regulatory liabilities	435,166	295,542
Decommissioning	412,887	345,834
Accumulated provisions	195,668	213,060
Pension and other postretirement liabilities	442,137	459,685
Long-term debt (includes securitization bonds of
$194,797 as of September 30, 2012 and
$207,123 as of December 31, 2011)	2,625,478	2,177,003
Other	67,691	65,011
TOTAL	5,261,474	4,728,108

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,742,840	2,504,436
Accumulated other comprehensive loss	(37,617)	(39,507)
TOTAL	2,805,223	2,564,929

TOTAL LIABILITIES AND EQUITY	$8,850,327	$8,063,867

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$100,000	$2,061,833	$(24,962)	$2,136,871

Net income	-	453,125	-	453,125
Additional non-cash contribution resulting from tax settlement	-	333,830	-	333,830
Other comprehensive income	-	-	1,467	1,467
Dividends/distributions declared on common equity	-	(31,200)	-	(31,200)
Dividends/distributions declared on preferred membership interests	-	(5,213)	-	(5,213)

Balance at September 30, 2011	$100,000	$2,812,375	$(23,495)	$2,888,880

Balance at December 31, 2011	$100,000	$2,504,436	$(39,507)	$2,564,929

Net income	-	244,217	-	244,217
Other comprehensive income	-	-	1,890	1,890
Dividends/distributions declared on common equity	-	(600)	-	(600)
Dividends/distributions declared on preferred membership interests	-	(5,213)	-	(5,213)

Balance at September 30, 2012	$100,000	$2,742,840	$(37,617)	$2,805,223

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$227	$296	$(69)	(23)
Commercial	136	169	(33)	(20)
Industrial	180	256	(76)	(30)
Governmental	11	12	(1)	(8)
Total retail	554	733	(179)	(24)
Sales for resale:
Associated companies	46	40	6	15
Non-associated companies	1	1	-	-
Other	13	13	-	-
Total	$614	$787	$(173)	(22)

Billed Electric Energy
Sales (GWh):
Residential	2,866	3,089	(223)	(7)
Commercial	1,786	1,833	(47)	(3)
Industrial	4,157	4,305	(148)	(3)
Governmental	125	124	1	1
Total retail	8,934	9,351	(417)	(4)
Sales for resale:
Associated companies	682	669	13	2
Non-associated companies	21	35	(14)	(40)
Total	9,637	10,055	(418)	(4)

	Nine Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$541	$667	$(126)	(19)
Commercial	368	422	(54)	(13)
Industrial	554	649	(95)	(15)
Governmental	29	32	(3)	(9)
Total retail	1,492	1,770	(278)	(16)
Sales for resale:
Associated companies	99	109	(10)	(9)
Non-associated companies	1	6	(5)	(83)
Other	66	69	(3)	(4)
Total	$1,658	$1,954	$(296)	(15)

Billed Electric Energy
Sales (GWh):
Residential	6,844	7,441	(597)	(8)
Commercial	4,675	4,729	(54)	(1)
Industrial	12,448	11,720	728	6
Governmental	362	358	4	1
Total retail	24,329	24,248	81	-
Sales for resale:
Associated companies	1,749	1,772	(23)	(1)
Non-associated companies	39	118	(79)	(67)
Total	26,117	26,138	(21)	-

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Mississippi’s service area.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy Mississippi’s electric facilities damaged by Hurricane Isaac are currently estimated to be in the range of $30 million to $40 million.  Entergy Mississippi is considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, traditional retail recovery on an interim and permanent basis.

Entergy Mississippi has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy Mississippi recorded corresponding regulatory assets of approximately $10 million and construction work in progress of approximately $20 million.  Entergy Mississippi recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy Mississippi has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Mississippi is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

Third Quarter 2012 Compared to Third Quarter 2011

Net income decreased $6.1 million primarily due to higher other operation and maintenance expenses, higher interest expense, higher taxes other than income taxes, and lower other income, partially offset by higher net revenue.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income decreased $22.6 million primarily due to higher other operation and maintenance expenses, higher interest expense, higher taxes other than income taxes, lower other income, and a higher effective income tax rate, partially offset by higher net revenue.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Net Revenue

Third Quarter 2012 Compared to Third Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2012 to the third quarter 2011.

Amount
(In Millions)

2011 net revenue	$155.9
Retail electric price	12.1
Other	(0.1)
2012 net revenue	$167.9

The retail electric price variance is primarily due to an increase in the storm cost recovery rider, as approved by the MPSC for a five-month period effective August 2012.  The recovery of storm costs is offset in other operation and maintenance expenses.

Gross operating revenues and fuel expenses

Gross operating revenues decreased primarily due to:

•
a decrease of $40.3 million in fuel cost recovery revenues primarily attributable to lower fuel rates.  Entergy Mississippi’s fuel recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K; and

•	a decrease of $24.3 million in gross wholesale revenues due to a decrease in sales to affiliated customers.

The decrease was partially offset by an increase of $10 million in storm cost recovery rider revenue, as discussed above, and an increase of $4.3 million in power management rider revenue.  See Note 2 to the financial statements in the Form 10-K for additional discussion of the power management rider.

Fuel expenses decreased primarily due to a decrease in the average market price of natural gas and a decrease in deferred fuel expense due to lower fuel revenues, as discussed above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Amount
(In Millions)

2011 net revenue	$427.5
Retail electric price	10.2
Reserve equalization	(3.4)
Volume/weather	(3.6)
Other	1.7
2012 net revenue	$432.4

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in the storm cost recovery rider, as approved by the MPSC for a five-month period effective August 2012.  The recovery of storm costs is offset in other operation and maintenance expenses.

The reserve equalization variance is primarily due to decreased reserve equalization revenue as a result of changes in the Entergy System generation mix compared to the same period in 2011.

The volume/weather variance is primarily due to a decrease of 326 GWh, or 3%, in billed electricity usage, including the effect of milder weather, compared to last year, on residential sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to:

•
a decrease of $56.9 million in fuel cost recovery revenues primarily attributable to lower fuel rates.  Entergy Mississippi’s fuel recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K;

•	a decrease of $44.3 million in gross wholesale revenues due to a decrease in sales to affiliated customers; and
•	a decrease of $9.4 million in power management rider revenue. See Note 2 to the financial statements in the Form 10-K for additional discussion of the power management rider.

The decrease was partially offset by an increase of $9.9 million in storm cost recovery rider revenue, as discussed above.

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

Other Income Statement Variances

Third Quarter 2012 Compared to Third Quarter 2011

Other operation and maintenance expenses increased primarily due to an increase of $10 million resulting from a temporary increase in the storm damage reserve authorized by the MPSC effective August 2012 and $2.2 million of costs incurred in 2012 related to the planned spin-off and merger of the transmission business.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes due to a higher 2012 assessment as compared to 2011.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to less construction work in progress in 2012.

Interest expense increased primarily due to a revision in 2011 caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $9.9 million resulting from a temporary increase in the storm damage reserve authorized by the MPSC effective August 2012;
•	$5.4 million of costs incurred in 2012 related to the planned spin-off and merger of the transmission business; and
•
an increase of $3.9 million in compensation and benefits costs resulting from decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

The increase was partially offset by a decrease of $2.8 million in fossil-fueled generation expenses due to a greater scope of work and additional outage costs in 2011.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes due to a higher 2012 assessment as compared to 2011.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to less construction work in progress in 2012.

Interest expense increased primarily due to a revision in 2011 caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects.

Income Taxes

The effective income tax rate was 40.6% for the third quarter 2012 and 41.8% for the nine months ended September 30, 2012.  The differences in the effective income tax rates for the third quarter 2012 and the nine months ended September 30, 2012 versus the federal statutory rate of 35% are primarily due to state income taxes.

The effective income tax rate was 37.6% for the third quarter 2011 and 36.6% for the nine months ended September 30, 2011.  The difference in the effective income tax rate for the third quarter 2011 versus the federal statutory rate of 35% was primarily due to state income taxes.  The difference in the effective income tax rate for the nine months ended September 30, 2011 versus the federal statutory rate of 35% was due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$16	$1,216

Cash flow provided by (used in):
Operating activities	156,020	43,148
Investing activities	(124,165)	(109,146)
Financing activities	(4,214)	65,761
Net increase (decrease) in cash and cash equivalents	27,461	(237)

Cash and cash equivalents at end of period	$27,657	$979

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Operating Activities

Cash flow provided by operating activities increased $112.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to:

•	the purchase in 2011 of $42.6 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies;
•
an increase in the recovery of fuel costs due to System Agreement bandwidth remedy payments of $33 million received in January 2012 to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  See Note 2 to the financial statements in the Form 10-K for a discussion of the System Agreement proceedings; and

•
a decrease of $15.5 million in pension contributions.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Cash flow used in investing activities increased $15 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the repayment by System Fuels of Entergy Mississippi’s $5.5 million investment in System Fuels in 2011 and money pool activity.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $5.5 million for the nine months ended September 30, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Mississippi’s financing activities used $4.2 million of cash for the nine months ended September 30, 2012 compared to providing $65.8 million of cash for the nine months ended September 30, 2011 primarily due to the issuances of $150 million of 6.0% Series first mortgage bonds in April 2011 and $125 million of 3.25% Series first mortgage bonds in May 2011, substantially offset by the redemptions of $80 million of 4.65% Series first mortgage bonds and $100 million of 5.92% Series first mortgage bonds in May 2011 and money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $2 million for the nine months ended September 30, 2012 compared to decreasing by $17.6 million for the nine months ended September 30, 2011.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2012	December 31, 2011

Debt to capital	49.8%	51.2%
Effect of subtracting cash	(0.7)%	-%
Net debt to net capital	49.1%	51.2%

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital.  Entergy Mississippi is developing its capital investment plan for 2013 through 2015 and currently anticipates making $564 million in capital investments during that period, including approximately $385 million for maintenance of existing assets.  The remaining $179 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments.  Following are additional updates to the information provided in the Form 10-K.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
(In Thousands)

$5,497	($1,999)	($15,617)	($33,255)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2012, Entergy Mississippi renewed its three separate credit facilities through May 2013 in the aggregate amount of $70 million.  No borrowings were outstanding under the credit facilities as of September 30, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

In two orders issued in July 2012 the MPSC temporarily increased Entergy Mississippi’s storm damage reserve monthly accrual from $.75 million to $2.0 million for bills rendered during the billing months of August 2012 through December 2012, and approved recovery of $14.9 million in prudently incurred storm costs to be amortized over five months, beginning with August 2012 bills.

In March 2012, Entergy Mississippi submitted its formula rate plan filing for the 2011 test year.  The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates.  The filing is currently subject to MPSC review.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

In August 2012, the MPSC opened inquiries to review whether the current formulaic methodology used to calculate the return on common equity in both Entergy Mississippi’s formula rate plan and Mississippi Power Company’s annual formulary rate filing are still appropriate or can be improved to better serve the public interest. The intent of this inquiry and review is for informational purposes only; the evaluation of any recommendations for changes to the existing methodology would take place in a general rate case or in the existing formula rate plan docket. A report by the Mississippi Public Utilities Staff and consultants retained to conduct the study is expected by the end of 2012.  Entergy Mississippi will have an opportunity to respond to the report.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$321,771	$365,569	$860,735	$956,746

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	57,230	111,804	204,703	243,674
Purchased power	93,817	95,319	232,140	270,823
Other operation and maintenance	64,446	53,231	173,043	156,577
Taxes other than income taxes	19,742	18,279	56,980	52,841
Depreciation and amortization	24,377	23,476	72,451	69,630
Other regulatory charges (credits) - net	2,828	2,525	(8,476)	14,700
TOTAL	262,440	304,634	730,841	808,245

OPERATING INCOME	59,331	60,935	129,894	148,501

OTHER INCOME
Allowance for equity funds used during construction	760	1,927	2,950	6,246
Interest and investment income	19	120	43	187
Miscellaneous - net	(806)	(742)	(2,916)	(2,579)
TOTAL	(27)	1,305	77	3,854

INTEREST EXPENSE
Interest expense	14,113	10,155	42,761	38,604
Allowance for borrowed funds used during construction	(405)	(1,072)	(1,568)	(3,474)
TOTAL	13,708	9,083	41,193	35,130

INCOME BEFORE INCOME TAXES	45,596	53,157	88,778	117,225

Income taxes	18,516	19,988	37,102	42,913

NET INCOME	27,080	33,169	51,676	74,312

Preferred dividend requirements and other	707	707	2,121	2,121

EARNINGS APPLICABLE TO
COMMON STOCK	$26,373	$32,462	$49,555	$72,191

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$51,676	$74,312
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	72,451	69,630
Deferred income taxes, investment tax credits, and non-current taxes accrued	39,703	34,947
Changes in assets and liabilities:
Receivables	23,552	(19,554)
Fuel inventory	(3,377)	(43,219)
Accounts payable	12,637	(2,248)
Taxes accrued	(15,150)	(1,665)
Interest accrued	(3,683)	774
Deferred fuel costs	(12,249)	(30,750)
Other working capital accounts	(10,977)	4,518
Provisions for estimated losses	(2,496)	(693)
Other regulatory assets	10,526	(2,311)
Pension and other postretirement liabilities	(10,438)	(26,110)
Other assets and liabilities	3,845	(14,483)
Net cash flow provided by operating activities	156,020	43,148

INVESTING ACTIVITIES
Construction expenditures	(121,634)	(121,813)
Allowance for equity funds used during construction	2,950	6,246
Proceeds from sale of assets	-	868
Investments in affiliates	-	5,527
Change in money pool receivable - net	(5,497)	-
Other	16	26
Net cash flow used in investing activities	(124,165)	(109,146)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	268,820
Retirement of long-term debt	-	(180,000)
Change in money pool payable - net	(1,999)	(17,638)
Dividends paid:
Common stock	-	(3,300)
Preferred stock	(2,121)	(2,121)
Other	(94)	-
Net cash flow provided by (used in) financing activities	(4,214)	65,761

Net increase (decrease) in cash and cash equivalents	27,641	(237)

Cash and cash equivalents at beginning of period	16	1,216

Cash and cash equivalents at end of period	$27,657	$979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$44,481	$35,861
Income taxes	$2,118	$-

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,072	$7
Temporary cash investments	26,585	9
Total cash and cash equivalents	27,657	16
Accounts receivable:
Customer	73,933	51,026
Allowance for doubtful accounts	(1,112)	(756)
Associated companies	12,844	51,329
Other	9,252	13,924
Accrued unbilled revenues	40,919	38,368
Total accounts receivable	135,836	153,891
Accumulated deferred income taxes	8,850	11,694
Fuel inventory - at average cost	45,876	42,499
Materials and supplies - at average cost	37,919	35,716
Prepayments and other	8,136	4,666
TOTAL	264,274	248,482

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,705	4,725
Storm reserve escrow account	31,828	31,844
TOTAL	36,533	36,569

UTILITY PLANT
Electric	3,413,589	3,274,031
Property under capital lease	8,777	10,721
Construction work in progress	78,328	105,083
TOTAL UTILITY PLANT	3,500,694	3,389,835
Less - accumulated depreciation and amortization	1,265,248	1,210,092
UTILITY PLANT - NET	2,235,446	2,179,743

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	63,833	65,196
Other regulatory assets	384,224	393,387
Other	19,149	20,017
TOTAL	467,206	478,600

TOTAL ASSETS	$3,003,459	$2,943,394

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$100,000	$-
Accounts payable:
Associated companies	49,365	46,311
Other	59,749	41,489
Customer deposits	70,805	68,610
Taxes accrued	30,386	45,536
Interest accrued	17,867	21,550
Deferred fuel costs	3,592	15,841
Other	10,149	17,474
TOTAL	341,913	256,811

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	709,322	672,129
Accumulated deferred investment tax credits	6,961	6,372
Obligations under capital lease	6,038	8,112
Other regulatory liabilities	2,260	-
Asset retirement cost liabilities	5,952	5,697
Accumulated provisions	35,793	38,289
Pension and other postretirement liabilities	133,606	144,088
Long-term debt	820,484	920,439
Other	5,488	5,370
TOTAL	1,725,904	1,800,496

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2012 and 2011	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	686,625	637,070
TOTAL	885,261	835,706

TOTAL LIABILITIES AND EQUITY	$3,003,459	$2,943,394

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
Balance at December 31, 2010	$199,326	$(690)	$534,469	$733,105

Net income	-	-	74,312	74,312
Common stock dividends	-	-	(3,300)	(3,300)
Preferred stock dividends	-	-	(2,121)	(2,121)

Balance at September 30, 2011	$199,326	$(690)	$603,360	$801,996

Balance at December 31, 2011	$199,326	$(690)	$637,070	$835,706

Net income	-	-	51,676	51,676
Preferred stock dividends	-	-	(2,121)	(2,121)

Balance at September 30, 2012	$199,326	$(690)	$686,625	$885,261

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$144	$159	$(15)	(9)
Commercial	108	117	(9)	(8)
Industrial	36	37	(1)	(3)
Governmental	10	10	-	-
Total retail	298	323	(25)	(8)
Sales for resale:
Associated companies	5	28	(23)	(82)
Non-associated companies	7	9	(2)	(22)
Other	12	5	7	140
Total	$322	$365	$(43)	(12)

Billed Electric Energy
Sales (GWh):
Residential	1,917	2,020	(103)	(5)
Commercial	1,468	1,522	(54)	(4)
Industrial	651	641	10	2
Governmental	117	120	(3)	(3)
Total retail	4,153	4,303	(150)	(3)
Sales for resale:
Associated companies	54	111	(57)	(51)
Non-associated companies	109	122	(13)	(11)
Total	4,316	4,536	(220)	(5)

	Nine Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$355	$394	$(39)	(10)
Commercial	292	311	(19)	(6)
Industrial	107	111	(4)	(4)
Governmental	28	28	-	-
Total retail	782	844	(62)	(7)
Sales for resale:
Associated companies	15	56	(41)	(73)
Non-associated companies	18	22	(4)	(18)
Other	46	35	11	31
Total	$861	$957	$(96)	(10)

Billed Electric Energy
Sales (GWh):
Residential	4,387	4,715	(328)	(7)
Commercial	3,785	3,834	(49)	(1)
Industrial	1,801	1,745	56	3
Governmental	311	316	(5)	(2)
Total retail	10,284	10,610	(326)	(3)
Sales for resale:
Associated companies	153	316	(163)	(52)
Non-associated companies	201	274	(73)	(27)
Total	10,638	11,200	(562)	(5)

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy New Orleans’s service area.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac are currently estimated to be in the range of $50 million to $60 million.  Entergy New Orleans is considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, accessing funded storm reserves; securitization or other alternative financing; and traditional retail recovery on an interim and permanent basis.  Storm cost recovery or financing may be subject to review by applicable regulatory authorities.

Entergy New Orleans has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service.  Entergy New Orleans recorded corresponding regulatory assets of approximately $19 million and construction work in progress of approximately $30 million.  Entergy New Orleans recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy New Orleans has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy New Orleans is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

Third Quarter 2012 Compared to Third Quarter 2011

Net income decreased $8.4 million primarily due to higher other operation and maintenance expenses and lower net revenue, partially offset by a lower effective income tax rate.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income decreased $18.3 million primarily due to higher other operation and maintenance expenses and lower net revenue, partially offset by a lower effective income tax rate.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Net Revenue

Third Quarter 2012 Compared to Third Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the third quarter 2012 to the third quarter 2011.

Amount
(In Millions)

2011 net revenue	$71.5
Retail electric price	(2.5)
Volume/weather	(2.0)
Other	2.4
2012 net revenue	$69.4

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2011.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac.

Gross operating revenues and fuel expenses

Gross operating revenues decreased primarily due to a decrease of $17.5 million in gross wholesale revenue due to decreased sales to affiliate customers and a decrease of $1.7 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates.  Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel expenses decreased primarily due to a decrease in the average market price of natural gas.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Amount
(In Millions)

2011 net revenue	$199.2
Retail electric price	(6.2)
Volume/weather	(5.8)
Net gas revenue	(1.7)
Other	0.4
2012 net revenue	$185.9

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2011.  See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac.

The net gas revenue variance is primarily due to the effect of milder weather, primarily in the residential sector, as compared to last year.

Gross operating revenues and fuel expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $45.5 million in gross wholesale revenue primarily due to decreased sales to affiliate customers;
•
a decrease of $17.8 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates and the effect of milder weather.  Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K; and

•	less favorable volume/weather, as discussed above.

Fuel expenses decreased primarily due to a decrease in demand for gas-fired generation and a decrease in the average market price of natural gas.

Other Income Statement Variances

Third Quarter 2012 Compared to Third Quarter 2011

Other operation and maintenance expenses increased primarily due to the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’s 2010 test year formula rate plan filing approved by the City Council in September 2011.  See Note 2 to the financial statements in the Form 10-K for more discussion of the 2010 test year formula rate plan filing and settlement.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Other operation and maintenance expenses increased primarily due to:

•
the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’s 2010 test year formula rate plan filing approved by the City Council in September 2011.  See Note 2 to the financial statements in the Form 10-K for more discussion of the 2010 test year formula rate plan filing and settlement; and

•	an increase of $6.1 million in fossil-fueled generation expenses due to higher plant outage costs in 2012 due to a greater scope of work at the Michoud plant.

Income Taxes

The effective income tax rate was 36.9% for the third quarter 2012 and 26.1% for the nine months ended September 30, 2012.  The difference in the effective income tax rate for the third quarter 2012 versus the federal statutory rate of 35% is due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.  The difference in the effective income tax rate for the nine months ended September 30, 2012 versus the federal statutory rate of 35% is due to the provision for uncertain tax positions and flow-through tax accounting, offset by certain book and tax differences related to utility plant items and state income taxes.

The effective income tax rate was 43.9% for the third quarter 2011 and 40.6% for the nine months ended September 30, 2011.  The differences in the effective income tax rates for the third quarter 2011 and the nine months ended September 30, 2011 versus the federal statutory rate of 35% were due to the provision for uncertain tax positions, state income taxes, and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,834	$54,986

Cash flow provided by (used in):
Operating activities	23,160	60,952
Investing activities	(44,538)	(43,019)
Financing activities	12,716	(29,554)
Net decrease in cash and cash equivalents	(8,662)	(11,621)

Cash and cash equivalents at end of period	$1,172	$43,365

Operating Activities

Net cash flow provided by operating activities decreased $37.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to decreased net income and the timing of collections of customer receivables, partially offset by a decrease of $4.5 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $1.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to:

•	higher distribution construction expenditures due to Hurricane Isaac;
•	higher transmission construction expenditures due to increased work performed in 2012;
•	the repayment by System Fuels of Entergy New Orleans’s $3.3 million investment in System Fuels in 2011; and
•	an increase of $2.0 million in payments to the storm reserve escrow account in 2012 compared to 2011.

The increase was offset by money pool activity and decreased spending on the gas system rebuild project.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $9.1 million for the nine months ended September 30, 2012 compared to increasing $0.3 million for the nine months ended September 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities provided $12.7 million of cash for the nine months ended September 30, 2012 compared to using $29.6 million of cash for the nine months ended September 30, 2011 primarily due to a decrease of $26.1 million in common stock dividends paid and money pool activity.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased by $15.7 million for the nine months ended September 30, 2012.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2012	December 31, 2011

Debt to capital	43.5%	45.3%
Effect of subtracting cash	(0.2)%	(1.5)%
Net debt to net capital	43.3%	43.8%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital.  Entergy New Orleans is developing its capital investment plan for 2013 through 2015 and currently anticipates making $272 million in capital investments during that period, including approximately $143 million for maintenance of existing assets.  The remaining $129 million is associated with specific investments such as environmental compliance spending, transmission upgrades and system improvements, and other investments.  Following are additional updates to the information provided in the Form 10-K.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
(In Thousands)

($15,719)	$9,074	$22,110	$21,820

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

In May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.  Subsequent adjustments agreed upon with the City Council Advisors indicate a $4.9 million electric base revenue increase and a $0.05 million gas base revenue increase as necessary under the formula rate plan.  As part of the original filing, Entergy New Orleans is also requesting to increase annual funding for its storm reserve by approximately $5.7 million for the next five years.  On September 26, 2012, Entergy New Orleans made a filing with the City Council that implemented the $4.9 million electric formula rate plan rate increase and the $0.05 million gas formula rate plan rate increase.  The new rates were effective with the first billing cycle in October 2012.  In October 2012 the City Council approved a procedural schedule to resolve disputed items that includes a hearing in April 2013.  The rates implemented in October 2012 are subject to retroactive adjustments depending on the outcome of the proceeding.  The City Council has not yet acted on Entergy New Orleans’s request for an increase in storm reserve funding.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$146,459	$165,266	$360,772	$413,777
Natural gas	15,106	16,766	59,193	77,009
TOTAL	161,565	182,032	419,965	490,786

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	29,298	53,013	68,585	133,698
Purchased power	62,410	57,052	164,042	156,433
Other operation and maintenance	28,671	14,850	92,475	70,888
Taxes other than income taxes	11,941	11,564	33,110	32,716
Depreciation and amortization	9,178	8,473	27,446	26,371
Other regulatory charges - net	502	477	1,483	1,434
TOTAL	142,000	145,429	387,141	421,540

OPERATING INCOME	19,565	36,603	32,824	69,246

OTHER INCOME
Allowance for equity funds used during construction	185	147	487	369
Interest and investment income	8	59	29	122
Miscellaneous - net	(385)	(317)	(1,147)	(848)
TOTAL	(192)	(111)	(631)	(357)

INTEREST EXPENSE
Interest expense	2,738	2,768	8,366	8,321
Allowance for borrowed funds used during construction	(88)	(67)	(230)	(167)
TOTAL	2,650	2,701	8,136	8,154

INCOME BEFORE INCOME TAXES	16,723	33,791	24,057	60,735

Income taxes	6,168	14,848	6,276	24,658

NET INCOME	10,555	18,943	17,781	36,077

Preferred dividend requirements and other	241	241	724	724

EARNINGS APPLICABLE TO
COMMON STOCK	$10,314	$18,702	$17,057	$35,353

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$17,781	$36,077
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	27,446	26,371
Deferred income taxes, investment tax credits, and non-current taxes accrued	12,269	(9,129)
Changes in assets and liabilities:
Receivables	(17,721)	4,073
Fuel inventory	1,977	(1,171)
Accounts payable	11,175	(8,504)
Prepaid taxes and taxes accrued	(10,826)	28,076
Interest accrued	(740)	(773)
Deferred fuel costs	(6,095)	(769)
Other working capital accounts	(6,628)	(1,489)
Provisions for estimated losses	6,015	6,571
Other regulatory assets	(10,748)	(6,769)
Pension and other postretirement liabilities	(6,597)	(11,200)
Other assets and liabilities	5,852	(412)
Net cash flow provided by operating activities	23,160	60,952

INVESTING ACTIVITIES
Construction expenditures	(47,325)	(41,607)
Allowance for equity funds used during construction	487	369
Change in money pool receivable - net	9,074	(290)
Investment in affiliates	-	3,256
Payments to storm reserve escrow account	(6,774)	(4,747)
Net cash flow used in investing activities	(44,538)	(43,019)

FINANCING ACTIVITIES
Change in money pool payable - net	15,719	-
Dividends paid:
Common stock	(1,700)	(27,800)
Preferred stock	(724)	(724)
Other	(579)	(1,030)
Net cash flow provided by (used in) financing activities	12,716	(29,554)

Net decrease in cash and cash equivalents	(8,662)	(11,621)

Cash and cash equivalents at beginning of period	9,834	54,986

Cash and cash equivalents at end of period	$1,172	$43,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$8,431	$8,343

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,171	$486
Temporary cash investments	1	9,348
Total cash and cash equivalents	1,172	9,834
Accounts receivable:
Customer	46,283	29,038
Allowance for doubtful accounts	(417)	(465)
Associated companies	4,332	12,167
Other	1,299	2,603
Accrued unbilled revenues	17,516	17,023
Total accounts receivable	69,013	60,366
Accumulated deferred income taxes	4,862	6,419
Fuel inventory - at average cost	1,829	3,806
Materials and supplies - at average cost	10,750	9,392
Prepaid taxes	10,826	-
Prepayments and other	6,591	2,679
TOTAL	105,043	92,496

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	18,770	11,996
TOTAL	19,786	13,012

UTILITY PLANT
Electric	832,998	812,329
Natural gas	216,906	213,160
Construction work in progress	36,590	13,610
TOTAL UTILITY PLANT	1,086,494	1,039,099
Less - accumulated depreciation and amortization	542,653	525,621
UTILITY PLANT - NET	543,841	513,478

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	189,564	178,815
Other	5,650	4,154
TOTAL	199,294	187,049

TOTAL ASSETS	$867,964	$806,035

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$-
Accounts payable:
Associated companies	46,572	27,042
Other	57,121	28,098
Customer deposits	21,988	21,878
Interest accrued	2,100	2,840
Deferred fuel costs	5,526	11,621
Other	2,729	4,197
TOTAL CURRENT LIABILITIES	206,036	95,676

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	162,687	144,405
Accumulated deferred investment tax credits	1,360	1,539
Regulatory liability for income taxes - net	26,904	33,258
Other regulatory liabilities	10,211	5,726
Asset retirement cost liabilities	2,156	2,893
Accumulated provisions	21,858	15,843
Pension and other postretirement liabilities	67,420	74,017
Long-term debt	96,322	166,537
Gas system rebuild insurance proceeds	47,765	55,707
Other	8,943	9,489
TOTAL NON-CURRENT LIABILITIES	445,626	509,414

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2012
and 2011	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	126,484	111,127
TOTAL	196,522	181,165

TOTAL LIABILITIES AND EQUITY	$867,964	$806,035

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2010	$33,744	$36,294	$118,116	$188,154

Net income	-	-	36,077	36,077
Common stock dividends	-	-	(27,800)	(27,800)
Preferred stock dividends	-	-	(724)	(724)

Balance at September 30, 2011	$33,744	$36,294	$125,669	$195,707

Balance at December 31, 2011	$33,744	$36,294	$111,127	$181,165

Net income	-	-	17,781	17,781
Common stock dividends	-	-	(1,700)	(1,700)
Preferred stock dividends	-	-	(724)	(724)

Balance at September 30, 2012	$33,744	$36,294	$126,484	$196,522

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$58	$61	$(3)	(5)
Commercial	47	47	-	-
Industrial	9	9	-	-
Governmental	18	18	-	-
Total retail	132	135	(3)	(2)
Sales for resale:
Associated companies	10	27	(17)	(63)
Other	4	3	1	33
Total	$146	$165	$(19)	(12)

Billed Electric Energy
Sales (GWh):
Residential	579	620	(41)	(7)
Commercial	553	561	(8)	(1)
Industrial	130	140	(10)	(7)
Governmental	219	223	(4)	(2)
Total retail	1,481	1,544	(63)	(4)
Sales for resale:
Associated companies	246	269	(23)	(9)
Non-associated companies	1	3	(2)	(67)
Total	1,728	1,816	(88)	(5)

	Nine Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$135	$143	$(8)	(6)
Commercial	123	121	2	2
Industrial	23	24	(1)	(4)
Governmental	47	47	-	-
Total retail	328	335	(7)	(2)
Sales for resale:
Associated companies	21	66	(45)	(68)
Other	12	13	(1)	(8)
Total	$361	$414	$(53)	(13)

Billed Electric Energy
Sales (GWh):
Residential	1,398	1,511	(113)	(7)
Commercial	1,507	1,480	27	2
Industrial	365	381	(16)	(4)
Governmental	598	602	(4)	(1)
Total retail	3,868	3,974	(106)	(3)
Sales for resale:
Associated companies	436	867	(431)	(50)
Non-associated companies	4	14	(10)	(71)
Total	4,308	4,855	(547)	(11)

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt.

Results of Operations

Net Income

Third Quarter 2012 Compared to Third Quarter 2011

Net income decreased $21.6 million primarily due to lower net revenue, higher other operation and maintenance expenses, and lower other income.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income decreased $42.5 million primarily due to lower net revenue, higher other operation and maintenance expenses, lower other income, and higher depreciation and amortization expenses.

Net Revenue

Third Quarter 2012 Compared to Third Quarter 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2012 to the third quarter 2011.

Amount
(In Millions)

2011 net revenue	$181.8
Volume/weather	(8.7)
Fuel recovery	(7.0)
Purchased power capacity	(5.8)
Net wholesale revenue	(4.2)
Reserve equalization	7.6
Other	(2.0)
2012 net revenue	$161.7

The volume/weather variance is primarily due to a decrease of 255 GWh, or 5%, in billed electricity usage, including the effect of milder weather compared to last year on residential and commercial sales.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The fuel recovery variance is primarily the result of a $6 million adjustment to deferred fuel costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

The purchased power capacity variance is primarily due to additional capacity purchases as well as price increases for ongoing purchased power capacity.

The net wholesale revenue variance is primarily due to a decrease in sales to municipal and co-op customers compared to the same period in 2011.

The reserve equalization variance is primarily due to increased reserve equalization revenue as a result of changes in the Entergy System generation mix compared to the same period in 2011.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $56.7 million in fuel cost recovery revenues primarily attributable to lower fuel rates and lower usage and less favorable volume/weather, as discussed above.  Entergy Texas’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power, partially offset by an increase in the recovery from customers of deferred fuel costs and an adjustment to deferred fuel costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Amount
(In Millions)

2011 net revenue	$451.1
Purchased power capacity	(16.7)
Volume/weather	(19.9)
Fuel recovery	(6.1)
Reserve equalization	14.3
Other	(1.1)
2012 net revenue	$421.6

The purchased power capacity variance is primarily due to additional capacity purchases as well as price increases for ongoing purchased power capacity.

The volume/weather variance is primarily due to a decrease of 651 GWh, or 5%, in billed electricity usage, including the effect of milder weather compared to last year on residential and commercial sales and decreased usage in the industrial sector as a result of decreased consumption by a large industrial customer in the refining industry due to an unplanned outage.

The fuel recovery variance is primarily the result of a $6 million adjustment to deferred fuel costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The reserve equalization variance is primarily due to decreased reserve equalization expense as a result of changes in the Entergy System generation mix compared to the same period in 2011.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to:

•
a decrease of $133.2 million in fuel cost recovery revenues primarily attributable to lower fuel rates and lower usage, offset by lower interim fuel refunds in 2012 versus 2011.  Entergy Texas’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.  The interim fuel refunds and the PUCT approvals are discussed in Note 2 to the financial statements herein and in the Form 10-K;

•	a decrease of $33.8 million in gross wholesale revenues as a result of a decrease in sales volume to municipal and co-op customers and to affiliated customers; and
•	less favorable volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power, partially offset by an increase in deferred fuel expense due to an adjustment to deferred fuel costs in accordance with a rate order from the PUCT issued in September 2012 and as a result of lower interim fuel refunds in 2012 versus 2011, offset by lower fuel revenues, as discussed above.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

Other regulatory charges increased primarily due to the distribution in the first quarter 2011 of $17.4 million to customers of the 2007 rough production cost equalization remedy receipts.  See Note 2 to the financial statements in the Form 10-K for further discussion of the rough production cost equalization proceedings.

Other Income Statement Variances

Third Quarter 2012 Compared to Third Quarter 2011

Other operation and maintenance expenses increased primarily due to the amortization of $4.3 million of Hurricane Rita storm costs in accordance with a rate order from the PUCT issued in September 2012 and $1.3 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

Taxes other than income taxes decreased primarily due to a reduction in the provision recorded for sales and use taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates as a result of the rate order approved by the PUCT in September 2012.  See Note 2 to the financial statements for further discussion of the rate order.

Other income decreased primarily due to the reversal of $6.7 million of disallowed carrying charges on Hurricane Rita storm restoration costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $7.5 million in fossil-fueled generation expenses due to a greater scope of work and an additional outage in 2012 compared to 2011;
•
the amortization of $4.3 million of Hurricane Rita storm costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order;

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•
an increase of $3.8 million in compensation and benefit costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from a recent experience study.   See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $3.9 million in transmission expenses primarily due to higher transmission equalization expenses in 2012; and
•	$3.3 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business.

The increase was partially offset by a decrease of $1.5 million in energy efficiency costs.  These costs are recovered through the energy efficiency rider and have no effect on net income.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates as a result of the rate order approved by the PUCT in September 2012.  See Note 2 to the financial statements for further discussion of the rate order.

Other income decreased primarily due to the reversal of $6.7 million of disallowed carrying charges on Hurricane Rita storm restoration costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

Income Taxes

The effective income tax rate was 40.3% for the third quarter 2012 and 41.7% for the nine months ended September 30, 2012.  The differences in the effective income tax rates for the third quarter 2012 and for the nine months ended September 30, 2012 versus the federal statutory rate of 35% are due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 36.6% for the third quarter 2011 and 37.3% for the nine months ended September 30, 2011.  The differences in the effective income tax rates for the third quarter 2011 and for the nine months ended September 30, 2011 versus the federal statutory rate of 35% were due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$65,289	$35,342

Cash flow provided by (used in):
Operating activities	171,985	105,955
Investing activities	(65,518)	(120,682)
Financing activities	(107,340)	20,631
Net increase (decrease) in cash and cash equivalents	(873)	5,904

Cash and cash equivalents at end of period	$64,416	$41,246

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $66 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to:

•
an increase in the recovery of fuel costs due to System Agreement bandwidth remedy payments of $43 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings;

•
$67.2 million of fuel cost refunds for the nine months ended September 30, 2012 compared to $73.4 million of fuel cost refunds for the nine months ended September 30, 2011.  See Note 2 to the financial statements herein and in the Form 10-K for discussion of the fuel cost refunds; and

•
a decrease of $5.9 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $55.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to money pool activity and a decrease in transmission construction expenditures due to reliability work performed in 2011, partially offset by higher fossil-fueled generation construction expenditures due to a greater scope of projects in 2012.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $50.2 million for the nine months ended September 30, 2012 compared to increasing by $7.3 million for the nine months ended September 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities used $107.3 million of cash for the nine months ended September 30, 2012 compared to providing $20.6 million for the nine months ended September 30, 2011 primarily due to the issuance of $75 million of 4.10% Series first mortgage bonds in September 2011 and an increase of $51.6 million in common stock dividends paid.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2012	December 31, 2011

Debt to capital	64.9%	65.1%
Effect of excluding the securitization bonds	(13.6)%	(14.3)%
Debt to capital, excluding securitization bonds (1)	51.3%	50.8%
Effect of subtracting cash	(1.8)%	(1.9)%
Net debt to net capital, excluding securitization bonds (1)	49.5%	48.9%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Uses and Sources of Capital

           See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital.  Entergy Texas is developing its capital investment plan for 2013 through 2015 and currently anticipates making $726 million in capital investments during that period, including approximately $394 million for maintenance of existing assets.  The remaining $332 million is associated with specific investments such as environmental compliance spending, plant upgrades, transmission upgrades and system improvements, and other investments.  Following are updates to the information provided in the Form 10-K.

Entergy Texas’s receivables from the money pool were as follows:

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
(In Thousands)

$12,981	$63,191	$20,942	$13,672

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of September 30, 2012.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

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

In September 2012 the PUCT issued an order approving a $28 million rate increase, effective July 2012.  The order includes a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.”  The order also provides for increases in depreciation rates and the annual storm reserve accrual.  The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measureable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates, and reduced Entergy’s Texas’s fuel reconciliation recovery by $4.0 million because it disagreed with the line-loss factor used in the calculation.  After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery.  Entergy Texas continues to believe that it is entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012.  Several other parties have also filed motions for rehearing of the PUCT’s order.  The PUCT subsequently denied rehearing of substantive issues.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In December 2011, Entergy Texas filed with the PUCT a request to refund approximately $43 million, including interest, of fuel cost recovery over-collections through October 2011.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas would refund $67 million, including interest and additional over-recoveries through December 2011, over a three-month period.  Entergy Texas and the parties requested that interim rates consistent with the settlement be approved effective with the March 2012 billing month, and the PUCT approved the application in March 2012.  Entergy Texas completed this refund to customers in May 2012.

In October 2012, Entergy Texas filed with the PUCT a request to refund approximately $78 million, including interest, of fuel cost recovery over-collections through September 2012.  Entergy Texas requested that the refund be implemented over a six-month period effective with the January 2013 billing month.

In July 2012, Entergy Texas filed with the PUCT an application to credit its customers approximately $37.5 million, including interest, resulting from the FERC’s October 2011 order in the System Agreement rough production cost equalization proceeding.  See the Form 10-K for a discussion of the FERC’s October 2011 order.  In September 2012 the parties submitted a stipulation resolving the proceeding.  The stipulation provides that Entergy Texas customers will be credited over a four-month period beginning October 2012.  The credits were initiated with the October 2012 billing month on an interim basis, and the PUCT subsequently approved the stipulation, also in October 2012.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$489,078	$556,955	$1,174,069	$1,350,262

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	103,542	127,745	178,473	247,568
Purchased power	200,483	222,283	523,208	613,794
Other operation and maintenance	58,343	52,455	170,791	149,373
Taxes other than income taxes	19,031	22,680	50,640	52,567
Depreciation and amortization	23,043	19,823	64,887	59,059
Other regulatory charges - net	23,402	25,159	50,791	37,816
TOTAL	427,844	470,145	1,038,790	1,160,177

OPERATING INCOME	61,234	86,810	135,279	190,085

OTHER INCOME
Allowance for equity funds used during construction	1,281	946	3,355	2,493
Interest and investment income	(5,566)	1,374	(2,648)	4,112
Miscellaneous - net	(1,520)	(730)	(3,164)	(1,700)
TOTAL	(5,805)	1,590	(2,457)	4,905

INTEREST EXPENSE
Interest expense	24,246	24,616	71,510	69,657
Allowance for borrowed funds used during construction	(1,033)	(653)	(2,417)	(1,721)
TOTAL	23,213	23,963	69,093	67,936

INCOME BEFORE INCOME TAXES	32,216	64,437	63,729	127,054

Income taxes	12,982	23,562	26,547	47,356

NET INCOME	$19,234	$40,875	$37,182	$79,698

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)

OPERATING ACTIVITIES
Net income	$37,182	$79,698
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	64,887	59,059
Deferred income taxes, investment tax credits, and non-current taxes accrued	28,140	51,650
Changes in assets and liabilities:
Receivables	(15,544)	(123,024)
Fuel inventory	(2,650)	4,694
Accounts payable	11,930	20,369
Taxes accrued	(8,545)	(2,408)
Interest accrued	(9,032)	(8,542)
Deferred fuel costs	11,543	(51,985)
Other working capital accounts	(10,244)	51,410
Provisions for estimated losses	3,172	(113)
Other regulatory assets	72,559	55,428
Pension and other postretirement liabilities	(11,158)	(18,260)
Other assets and liabilities	(255)	(12,021)
Net cash flow provided by operating activities	171,985	105,955

INVESTING ACTIVITIES
Construction expenditures	(128,199)	(120,992)
Allowance for equity funds used during construction	3,355	2,493
Change in money pool receivable - net	50,210	(7,270)
Remittances to transition charge account	(65,325)	(69,607)
Payments from transition charge account	74,441	74,694
Net cash flow used in investing activities	(65,518)	(120,682)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	74,264
Retirement of long-term debt	(49,192)	(47,853)
Dividends paid:
Common stock	(57,420)	(5,780)
Other	(728)	-
Net cash flow provided by (used in) financing activities	(107,340)	20,631

Net increase (decrease) in cash and cash equivalents	(873)	5,904

Cash and cash equivalents at beginning of period	65,289	35,342

Cash and cash equivalents at end of period	$64,416	$41,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$77,264	$74,937
Income taxes	$6,000	$-

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,621	$150
Temporary cash investments	62,795	65,139
Total cash and cash equivalents	64,416	65,289
Securitization recovery trust account	32,099	41,215
Accounts receivable:
Customer	83,954	68,290
Allowance for doubtful accounts	(912)	(1,461)
Associated companies	74,811	129,561
Other	12,730	9,573
Accrued unbilled revenues	42,287	41,573
Total accounts receivable	212,870	247,536
Accumulated deferred income taxes	56,530	88,436
Fuel inventory - at average cost	56,534	53,884
Materials and supplies - at average cost	30,983	29,810
Prepayments and other	19,948	15,203
TOTAL	473,380	541,373

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	669	783
Non-utility property - at cost (less accumulated depreciation)	711	930
Other	18,587	17,969
TOTAL	19,967	19,682

UTILITY PLANT
Electric	3,429,389	3,338,608
Construction work in progress	95,876	90,856
TOTAL UTILITY PLANT	3,525,265	3,429,464
Less - accumulated depreciation and amortization	1,323,423	1,289,166
UTILITY PLANT - NET	2,201,842	2,140,298

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	128,118	129,924
Other regulatory assets (includes securitization property of $661,097 as of September 30, 2012 and $704,896 as of December 31, 2011)	1,107,312	1,178,067
Long-term receivables - associated companies	29,912	31,254
Other	18,810	18,408
TOTAL	1,284,152	1,357,653

TOTAL ASSETS	$3,979,341	$4,059,006

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$86,418	$60,583
Other	54,408	69,160
Customer deposits	42,170	38,294
Taxes accrued	31,766	40,311
Interest accrued	24,063	33,095
Deferred fuel costs	76,207	64,664
Pension and other postretirement liabilities	1,010	1,029
System agreement cost equalization	37,405	43,290
Other	2,530	4,847
TOTAL	355,977	355,273

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	932,592	934,990
Accumulated deferred investment tax credits	18,142	19,339
Other regulatory liabilities	7,455	11,710
Asset retirement cost liabilities	4,043	3,870
Accumulated provisions	8,196	5,024
Pension and other postretirement liabilities	126,596	137,735
Long-term debt (includes securitization bonds of $700,501 as of September 30, 2012 and $749,673 as of December 31, 2011)	1,628,270	1,677,127
Other	18,953	14,583
TOTAL	2,744,247	2,804,378

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2012 and 2011	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	347,671	367,909
TOTAL	879,117	899,355

TOTAL LIABILITIES AND EQUITY	$3,979,341	$4,059,006

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2010	$49,452	$481,994	$292,844	$824,290

Net income	-	-	79,698	79,698
Common stock dividends	-	-	(5,780)	(5,780)

Balance at September 30, 2011	$49,452	$481,994	$366,762	$898,208

Balance at December 31, 2011	$49,452	$481,994	$367,909	$899,355

Net income	-	-	37,182	37,182
Common stock dividends	-	-	(57,420)	(57,420)

Balance at September 30, 2012	$49,452	$481,994	$347,671	$879,117

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$192	$233	$(41)	(18)
Commercial	98	114	(16)	(14)
Industrial	87	102	(15)	(15)
Governmental	6	7	(1)	(14)
Total retail	383	456	(73)	(16)
Sales for resale:
Associated companies	92	76	16	21
Non-associated companies	8	23	(15)	(65)
Other	6	2	4	200
Total	$489	$557	$(68)	(12)

Billed Electric Energy
Sales (GWh):
Residential	1,879	2,076	(197)	(9)
Commercial	1,267	1,318	(51)	(4)
Industrial	1,634	1,635	(1)	-
Governmental	74	80	(6)	(8)
Total retail	4,854	5,109	(255)	(5)
Sales for resale:
Associated companies	1,982	1,238	744	60
Non-associated companies	179	370	(191)	(52)
Total	7,015	6,717	298	4

	Nine Months Ended		Increase/
Description	2012	2011	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$425	$501	$(76)	(15)
Commercial	248	276	(28)	(10)
Industrial	226	261	(35)	(13)
Governmental	17	18	(1)	(6)
Total retail	916	1,056	(140)	(13)
Sales for resale:
Associated companies	201	205	(4)	(2)
Non-associated companies	28	59	(31)	(53)
Other	29	30	(1)	(3)
Total	$1,174	$1,350	$(176)	(13)

Billed Electric Energy
Sales (GWh):
Residential	4,386	4,790	(404)	(8)
Commercial	3,342	3,392	(50)	(1)
Industrial	4,512	4,696	(184)	(4)
Governmental	209	222	(13)	(6)
Total retail	12,449	13,100	(651)	(5)
Sales for resale:
Associated companies	4,145	3,227	918	28
Non-associated companies	683	971	(288)	(30)
Total	17,277	17,298	(21)	-

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

Third Quarter 2012 Compared to Third Quarter 2011

Net income increased $16.4 million primarily due to increased operating income partially offset by lower other income.  Operating income was higher because of higher rate base compared to 2011.  Other income was lower due to AFUDC accrued on the Grand Gulf uprate project in 2011.  Grand Gulf’s spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were completed during this outage.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income increased $36.9 million primarily due to increased operating income, higher other income, and a lower effective income tax rate.  Operating income was higher because of higher rate base compared to 2011.  Other income was higher due to AFUDC accrued on the Grand Gulf uprate project.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
	(In Thousands)

Cash and cash equivalents at beginning of period	$185,157	$263,772

Cash flow provided by (used in):
Operating activities	217,040	233,804
Investing activities	(513,256)	(177,322)
Financing activities	131,297	(142,564)
Net decrease in cash and cash equivalents	(164,919)	(86,082)

Cash and cash equivalents at end of period	$20,238	$177,690

Operating Activities

Net cash provided by operating activities decreased $16.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to an increase in nuclear refueling outage expenditures, partially offset by a decrease of $14.7 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities increased $335.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to:

•	an increase in construction expenditures resulting from the uprate project at Grand Gulf;
•	an increase of $114.9 million in nuclear fuel activity primarily due to the 2012 Grand Gulf refueling outage; and
•
$72.2 million of bond proceeds deposited with a trustee in September 2012.  System Energy issued $250 million of 4.10% Series first mortgage bonds in September 2012 and used a portion of the proceeds to redeem, at maturity, its $70 million 6.2% Series first mortgage bonds due October 2012.  The funds were held by trustee until the redemption of the bonds on October 1, 2012.

The increase was partially offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow, and System Energy’s receivable from the money pool decreased $116.3 million for the nine months ended September 30, 2012 compared to decreasing by $24.4 million for the nine months ended September 30, 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $131.3 million of cash for the nine months ended September 30, 2012 compared to using $142.6 million of cash for the nine months ended September 30, 2011 primarily due to the following cash flow activity:

•	the issuance of $250 million of 4.10% Series first mortgage bonds in September 2012;
•	the issuance of $50 million of 4.02% Series H notes by the nuclear fuel company variable interest entity in February 2012;
•
an increase in borrowings of $62.8 million on the nuclear fuel company variable interest entity’s credit facility in 2012 compared to the repayment on borrowings of $38.3 million on the nuclear fuel company variable interest entity’s credit facility in 2011;

•	a decrease of $29.3 million in common equity dividends in 2012; and
•	the redemption of $152.975 million of pollution control revenue bonds in 2012.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2012	December 31, 2011

Debt to capital	49.8%	48.3%
Effect of subtracting cash	(0.6)%	(7.1)%
Net debt to net capital	49.2%	41.2%

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy’s uses and sources of capital.  System Energy is developing its capital investment plan for 2013 through 2015 and currently anticipates making $91 million in capital investments during that period, including approximately $52 million for maintenance of existing assets.  The remaining $39 million is associated with specific investments, such as plant improvements.  Following are updates to the information provided in the Form 10-K.

System Energy’s receivables from the money pool were as follows:

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
(In Thousands)

$4,103	$120,424	$73,570	$97,948

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In February 2012 the System Energy nuclear fuel company variable interest entity issued $50 million of 4.02% Series H notes due February 2017.  System Energy used the proceeds to purchase additional nuclear fuel.

In September 2012, System Energy issued $250 million of 4.10% Series first mortgage bonds due April 2023.  System Energy used a portion of the proceeds to pay, at maturity, its $70 million 6.2% Series first mortgage bonds due October 2012 and to pay, prior to maturity, its $102.975 million 5.9% Series pollution control revenue bonds due May 2022 and its $50 million 6.2% Series pollution control revenue bonds due February 2026.

Grand Gulf Uprate

As discussed in more detail in the Form 10-K, the estimated capital investments for 2012-2014 include System Energy’s approximately 178 MW uprate of the Grand Gulf nuclear plant.  Grand Gulf’s spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were made during this outage.  Based upon the uprate-related work completed during the spring 2012 refueling outage, additional information from the project's engineering, procurement and construction contractor, the costs required to install instrumentation in the steam dryer in response to evolving guidance from the NRC staff, and delays in obtaining NRC approval, System Energy now estimates the total capital investment made in the course of the implementation of the Grand Gulf uprate project is approximately $874 million, including SMEPA’s share.  Construction work was completed in June 2012 and in July 2012 the NRC approved the license amendment, which allows the plant to operate at the uprated capacity level.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Electric	$188,680	$152,431	$428,413	$409,946

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	25,538	19,698	38,976	58,873
Nuclear refueling outage expenses	7,304	4,115	14,352	12,204
Other operation and maintenance	38,029	36,493	105,754	100,336
Decommissioning	8,327	7,752	24,541	23,568
Taxes other than income taxes	5,230	5,312	16,262	16,525
Depreciation and amortization	47,991	42,362	102,989	96,608
Other regulatory credits - net	(2,673)	(1,821)	(7,096)	(7,071)
TOTAL	129,746	113,911	295,778	301,043

OPERATING INCOME	58,934	38,520	132,635	108,903

OTHER INCOME
Allowance for equity funds used during construction	2,171	5,912	24,158	15,433
Interest and investment income	2,506	3,054	8,108	8,103
Miscellaneous - net	(146)	(253)	(446)	(502)
TOTAL	4,531	8,713	31,820	23,034

INTEREST EXPENSE
Interest expense	12,631	14,548	34,076	33,673
Allowance for borrowed funds used during construction	(401)	(1,800)	(6,892)	(4,716)
TOTAL	12,230	12,748	27,184	28,957

INCOME BEFORE INCOME TAXES	51,235	34,485	137,271	102,980

Income taxes	20,619	20,222	44,751	47,395

NET INCOME	$30,616	$14,263	$92,520	$55,585

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$92,520	$55,585
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	157,070	162,492
Deferred income taxes, investment tax credits, and non-current taxes accrued	106,167	(53,032)
Changes in assets and liabilities:
Receivables	(8,224)	(2,916)
Accounts payable	(9,070)	1,449
Taxes accrued and prepaid taxes	(63,879)	94,285
Interest accrued	(1,636)	(35,671)
Other working capital accounts	(30,126)	6,928
Other regulatory assets	(38,909)	53,727
Pension and other postretirement liabilities	(9,375)	(23,598)
Other assets and liabilities	22,502	(25,445)
Net cash flow provided by operating activities	217,040	233,804

INVESTING ACTIVITIES
Construction expenditures	(415,013)	(164,013)
Allowance for equity funds used during construction	24,158	15,433
Nuclear fuel purchases	(182,619)	(41,717)
Proceeds from the sale of nuclear fuel	38,413	12,420
Changes in other investments - net	(72,170)	-
Proceeds from nuclear decommissioning trust fund sales	315,006	166,890
Investment in nuclear decommissioning trust funds	(337,352)	(190,713)
Changes in money pool receivable - net	116,321	24,378
Net cash flow used in investing activities	(513,256)	(177,322)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	297,908	-
Retirement of long-term debt	(192,867)	(38,161)
Changes in credit borrowings - net	62,772	(38,264)
Dividends paid:
Common stock	(32,750)	(62,000)
Other	(3,766)	(4,139)
Net cash flow provided by (used in) financing activities	131,297	(142,564)

Net decrease in cash and cash equivalents	(164,919)	(86,082)

Cash and cash equivalents at beginning of period	185,157	263,772

Cash and cash equivalents at end of period	$20,238	$177,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$27,667	$28,409
Income taxes	$(3,873)	$-

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$401	$30,961
Temporary cash investments	19,837	154,196
Total cash and cash equivalents	20,238	185,157
Accounts receivable:
Associated companies	67,144	172,943
Other	4,996	7,294
Total accounts receivable	72,140	180,237
Materials and supplies - at average cost	80,983	86,333
Deferred nuclear refueling outage costs	41,544	9,479
Funds held on deposit	72,170	-
Prepayments and other	4,267	1,111
TOTAL	291,342	462,317

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	484,188	423,409
TOTAL	484,188	423,409

UTILITY PLANT
Electric	4,031,332	3,438,424
Property under capital lease	491,023	491,023
Construction work in progress	50,209	357,826
Nuclear fuel	271,496	157,967
TOTAL UTILITY PLANT	4,844,060	4,445,240
Less - accumulated depreciation and amortization	2,537,005	2,518,190
UTILITY PLANT - NET	2,307,055	1,927,050

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	129,945	124,777
Other regulatory assets	321,536	287,796
Other	17,445	20,016
TOTAL	468,926	432,589

TOTAL ASSETS	$3,551,511	$3,245,365

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$181,854	$110,163
Short-term borrowings	62,772	-
Accounts payable:
Associated companies	5,153	8,032
Other	46,459	63,331
Taxes accrued	28,576	92,455
Accumulated deferred income taxes	16,082	3,428
Interest accrued	16,140	17,776
Other	2,336	2,591
TOTAL	359,372	297,776

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	762,227	652,418
Accumulated deferred investment tax credits	56,638	57,865
Other regulatory liabilities	240,767	214,745
Decommissioning	469,893	445,352
Pension and other postretirement liabilities	130,344	139,719
Long-term debt	671,917	636,885
Other	20	42
TOTAL	2,331,806	2,147,026

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2012 and 2011	789,350	789,350
Retained earnings	70,983	11,213
TOTAL	860,333	800,563

TOTAL LIABILITIES AND EQUITY	$3,551,511	$3,245,365

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Retained Earnings	Total
Balance at December 31, 2010	$789,350	$23,016	$812,366

Net income	-	55,585	55,585
Common stock dividends	-	(62,000)	(62,000)

Balance at September 30, 2011	$789,350	$16,601	$805,951

Balance at December 31, 2011	$789,350	$11,213	$800,563

Net income	-	92,520	92,520
Common stock dividends	-	(32,750)	(32,750)

Balance at September 30, 2012	$789,350	$70,983	$860,333

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

Texas Power Price Lawsuit

See the Form 10-K for a discussion of the lawsuit filed in August 2003 in the district court of Chambers County, Texas by Texas residents on behalf of a purported class of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  On April 30, 2012, the court entered an order certifying the class.  The defendants have appealed the order to the Texas Court of Appeals – First District.  The appeal is pending, and proceedings in district court are stayed until the appeal is resolved.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

7/01/2012-7/31/2012	-	$-	-	$350,052,918
8/01/2012-8/31/2012	-	$-	-	$350,052,918
9/01/2012-9/30/2012	-	$-	-	$350,052,918
Total	-	$-	-

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1, in the Form 10-K for information regarding litigation against the U.S. Department of Energy.  Following are updates to that discussion.   In April 2012 the U.S. Court of Federal Claims issued a final judgment for approximately $10 million in the Grand Gulf case.  Entergy received payment of that amount from the U.S. Treasury in June 2012.  In April 2012, the same court also entered final judgment in the amount of approximately $4 million in the Pilgrim case.  On October 9, 2012 the DOE again appealed that decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit).  In April 2012 the Federal Circuit issued a decision in the appeal in the Entergy Nuclear Indian Point 2 case. In that decision, the Federal Circuit reversed certain damages awarded to Entergy, but also reversed the trial court's denial of certain overhead costs. The revisions to the award reduced the net amount from approximately $106 million to approximately $103 million, and Entergy received payment of that amount from the U.S. Treasury in August 2012.  In June 2012 the Federal Circuit issued a decision in the appeal of the Vermont Yankee case.  In that decision, the Federal Circuit reversed certain damages awarded to Entergy, but again reversed the trial court’s denial of certain overhead costs.  The revisions to the award reduced the net amount from approximately $47 million to approximately $41 million.  In September 2012, Entergy Nuclear Palisades, LLC filed suit against the DOE for damages from the DOE's breach of the spent fuel disposal contract accruing at Palisades and Big Rock Point since the date of acquisition of those sites from Consumers Energy Company in 2007.  The timing of eventual receipt from the DOE of the Pilgrim and Vermont Yankee damage awards or any other damage awards discussed in the Form 10-K is uncertain.

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

Based on several court challenges, the CAIR was vacated and remanded to the EPA by the D.C. Circuit Court of Appeals in 2008.  The court allowed the CAIR to become effective in January 2009, while the EPA revised the rule.  On July 7, 2011, the EPA released its final Cross-State Air Pollution Rule (CSAPR, which previously was referred to as the Transport Rule).  The rule was directed at limiting the interstate transport of emissions of NOx and SO2 as precursors to ozone and fine particulate matter.  The final rule provided a significantly lower number of allowances to Entergy’s Utility states than did the draft rule.  Entergy’s capital investment and annual allowance purchase costs under the CSAPR would depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, generation unit utilization, and the availability and cost of purchased power.

Entergy filed a petition for review with the United States Court of Appeals for the D.C. Circuit and a petition with the EPA for reconsideration of the rule and stay of its effectiveness.  Several other parties filed similar petitions.  On December 30, 2011, the D.C. Circuit Court of Appeals stayed CSAPR and instructed the EPA to continue administering CAIR, pending further judicial review.  In August 2012, the D.C. Circuit issued a decision vacating CSAPR and leaving CAIR in place pending the promulgation of a lawful replacement for both rules.  In the interim, Entergy is complying with CAIR as it continues to be implemented.  The EPA has requested rehearing of the D.C. Circuit’s decision.

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

Clean Water Act

NPDES Permits and Section 401 Water Quality Certifications

Indian Point

As discussed in more detail in the Form 10-K, Entergy is involved in an administrative permitting process with the New York State Department of Environmental Conservation (NYSDEC) for renewal of the Indian Point 2 and Indian Point 3 discharge permits.  The NYSDEC has directed Entergy to develop detailed feasibility information regarding the construction and operation of cooling towers, and alternatives to closed cycle cooling, prior to the issuance of a new draft permit by the NYSDEC staff and commencement of the adjudicatory proceeding.    Entergy has proposed an alternative to the cooling towers, the use of cylindrical wedge wire screens, the construction costs of which are now expected to be approximately $250 million to $300 million to install.

In July 2012 the New York State Department of State adopted a significant coastal fisheries and habitat designation specifying the area of the Hudson River near Indian Point as significant habitat for certain species.  This designation becomes part of New York’s state coastal management program and, if approved by the federal government, would become part of New York’s management plan under the federal Coastal Zone Management Act.  In October 2012, Entergy filed a petition in Albany County Supreme Court challenging the procedure by which the designation was adopted and the factual premise for the designation.  Although the designation does not conclude that any specific activity impacts the designated habitat, if the designation is upheld, Indian Point may be required to meet a heightened habitat impairment test to avoid a state objection to coastal plan consistency determinations.

Pilgrim

In October 2012, EcoLaw, a coalition of several environmental groups, served Entergy Nuclear Generation Company (owner of Pilgrim) and Entergy Nuclear Operations, Inc. with a notice of intent to sue under the Clean Water Act for alleged violations at Pilgrim.  The notice of intent alleges 33,253 discharge permit violations since 1994 (which begins prior to Entergy’s ownership, Entergy purchased the plant in 1999) and seeks $25,000 for each alleged violation.  The Clean Water Act states that an alleged violator must be given 60 days’ notice prior to a citizen’s suit being filed.  Early review of the notice of intent indicates that many of the alleged violations were discharges in compliance with the current facility discharge permit and that the putative plaintiff alleges that the EPA permit involved was improperly issued or modified.  An additional notice of intent was served by EcoLaw to the same Entergy parties and the Massachusetts Department of Environmental Protection alleging violations of state water quality standards and requesting revocation of the state-issued Section 401 Water Quality Certification associated with the plant’s water discharge permit (state law requires a 21-day notice of intent).  Entergy continues to review the Notices of Intent and will respond accordingly.

316(b) Cooling Water Intake Structures

EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures.  The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts.  Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule.  In January 2007, the U.S. Second Circuit Court of Appeals remanded the rule to the EPA for reconsideration.  The court instructed the EPA to reconsider several aspects of the rule that were beneficial to businesses affected by the rule after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule.  In April 2008, the U.S. Supreme Court agreed to review the Second Circuit decision on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to businesses affected by the rule that the Second Circuit disallowed.  In March 2009, the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration.  The EPA reissued the proposed rule in April 2011, with finalization originally anticipated by July 27, 2012; however, the EPA extended the deadline to June 27, 2013.  Entergy filed comments with the EPA on the proposed rule.

Other Environmental Matters

Entergy Gulf States Louisiana and Entergy Texas

In 1994, Entergy Gulf States, Inc. initiated an environmental groundwater assessment associated with the submittal of a permit application for a construction project at the Louisiana Station Generating Plant (Louisiana Station).  In 1995, the ongoing assessment confirmed subsurface soil and groundwater impact to three primary areas on the plant site.  Subsequently, from 1997 to 1999 soil was removed under guidance and permission of the Louisiana Department of Environmental Quality (LDEQ).  In 2000, Entergy pursued the final regulatory required remediation of the site’s groundwater and submitted a long-term monitoring plan approved by LDEQ in 2002.  Implementation of the monitoring plan in 2002 identified the presence of hydrocarbon contributed by a third party.  Responsibility has been defined and a cost sharing has been implemented with a responsible third party identified in the previous characterization phase.  The final groundwater clean-up and monitoring phase at Louisiana Station is expected to continue for an undefined period of time until groundwater characterization and compliance monitoring meet LDEQ Risk Evaluation and Corrective Action Program groundwater standards for a consistent period of time.  Current annual environmental management cost is now under $50 thousand per year and includes partial reimbursement by the third party.

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

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2007	2008	2009	2010	2011	2012

Entergy Arkansas	3.19	2.33	2.39	3.91	4.31	3.87
Entergy Gulf States Louisiana	2.84	2.44	2.99	3.58	4.36	3.57
Entergy Louisiana	3.44	3.14	3.52	3.41	1.86	1.88
Entergy Mississippi	3.22	2.92	3.31	3.35	3.55	2.88
Entergy New Orleans	2.74	3.71	3.61	4.43	5.37	2.28
Entergy Texas	2.07	2.04	1.92	2.10	2.34	1.67
System Energy	3.95	3.29	3.73	3.64	3.85	4.53

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2007	2008	2009	2010	2011	2012

Entergy Arkansas	2.88	1.95	2.09	3.60	3.83	3.43
Entergy Gulf States Louisiana	2.73	2.42	2.95	3.54	4.30	3.51
Entergy Louisiana	3.08	2.87	3.27	3.19	1.70	1.74
Entergy Mississippi	2.97	2.67	3.06	3.16	3.27	2.67
Entergy New Orleans	2.54	3.45	3.33	4.08	4.74	2.01

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

*	4(a) -
Twenty-fourth Supplemental Indenture, dated as of September 1, 2012, to System Energy Resources, Inc. Mortgage and Deed of Trust, dated as of June 15, 1977 (4.42 to Form 8-K dated September 25, 2012 in 1-09067).

	10(a) -	Entergy Corporation Service Recognition Program for Non-Employee Outside Directors (As Amended and Restated effective June 1, 2012).

	10(b) -	First Amendment to The Entergy Corporation Outside Director Stock Program Established under the 2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries.

	12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.
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

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:           November 6, 2012