Form 10-K
period 2012-12-31
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2013-02-27
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-05807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value – 178,092,521 shares outstanding at January 31, 2013	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 5.75% Series due November 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.90% Series due December 2052	New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 6.0% Series due March 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.875% Series due June 2041	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.25% Series due July 2052	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc.
	Mortgage Bonds, 6.20% Series due April 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 6.0% Series due May 2051	New York Stock Exchange, Inc.

Entergy New Orleans, Inc.	Mortgage Bonds, 5.0% Series due December 2052	New York Stock Exchange, Inc.

Entergy Texas, Inc.	Mortgage Bonds, 7.875% Series due June 2039	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States Louisiana, L.L.C.	Common Membership Interests

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States Louisiana, L.L.C.		Ö
Entergy Louisiana, LLC	Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
Entergy Texas, Inc.		Ö
System Energy Resources, Inc.		Ö

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States Louisiana, L.L.C.		Ö
Entergy Louisiana, LLC		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
Entergy Texas, Inc.		Ö
System Energy Resources, Inc.		Ö

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

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2012, was $12.0 billion based on the reported last sale price of $67.89 per share for such stock on the New York Stock Exchange on June 29, 2012.  Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.  Entergy Corporation is the sole holder of the common stock of Entergy Louisiana Holdings, Inc., which is the sole holder of the common membership interests in Entergy Louisiana, LLC.  Entergy Corporation is the sole holder of the common stock of EGS Holdings, Inc., which is the sole holder of the common membership interests in Entergy Gulf States Louisiana, L.L.C.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 3, 2013, are incorporated by reference into Part III hereof.

(Page left blank intentionally)

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors, (b) Management's Financial Discussion and Analysis, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•	resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs;
•	the termination of Entergy Arkansas’s and Entergy Mississippi’s participation in the System Agreement in December 2013 and November 2015, respectively;
•	regulatory and operating challenges and uncertainties associated with the Utility operating companies’ proposal to move to the MISO RTO;
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

•	resolution of pending or future applications, and related regulatory proceedings and litigation, for license renewals or modifications of nuclear generating facilities;
•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at its nuclear generating facilities;
•	Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;
•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants;

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;
•	volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities;
•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

FORWARD-LOOKING INFORMATION (Concluded)

•
changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, greenhouse gases, mercury, and other regulated air emissions, and changes in costs of compliance with environmental and other laws and regulations;

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

•	effects of climate change;
•	changes in the quality and availability of water supplies;
•	Entergy’s ability to manage its capital projects and operation and maintenance costs;
•	Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•	the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events that could influence economic conditions in those areas;
•	the effects of Entergy’s strategies to reduce tax payments;
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy’s ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;
•	changes in inflation and interest rates;
•	the effect of litigation and government investigations or proceedings;
•	advances in technology;
•
the potential effects of threatened or actual terrorism, cyber attacks or data security breaches, including increased security costs, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management and directors;
•	changes in accounting standards and corporate governance;
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy’s defined benefit pension and other postretirement benefit plans;
•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;
•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites;
•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;
•	factors that could lead to impairment of long-lived assets; and
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

Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
OASIS	Open Access Same Time Information Systems
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association, which owns a 10% interest in Grand Gulf
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
U.K.	United Kingdom of Great Britain and Northern Ireland
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

Following are the percentages of Entergy’s consolidated revenues and net income generated by its operating segments and the percentage of total assets held by them.

	% of Revenue			% of Net Income			% of Total Assets
Segment	2012	2011	2010	2012	2011	2010	2012	2011	2010

Utility	78	79	78	110	82	65	82	80	80
Entergy Wholesale Commodities	22	21	22	5	36	36	22	24	26
Parent & Other	-	-	-	(15)	(18)	(1)	(4)	(4)	(6)

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to portions of Entergy's service area in Louisiana, and to a lesser extent in Mississippi and Arkansas.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy's electric facilities in areas with damage from Hurricane Isaac are currently estimated to be approximately $370 million, including approximate amounts of $7 million at Entergy Arkansas, $70 million at Entergy Gulf States Louisiana, $220 million at Entergy Louisiana, $22 million at Entergy Mississippi, and $48 million at Entergy New Orleans.

The Utility operating companies are considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, accessing funded storm reserves; securitization or other alternative financing; and traditional retail recovery on an interim and permanent basis.  Each Utility operating company is responsible for its restoration cost obligations and for recovering or financing its storm-related costs.  In November 2012, Entergy New Orleans drew $10 million from its funded storm reserves.  In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana drew $65 million and $187 million, respectively, from their funded storm reserves.  Storm cost recovery or financing may be subject to review by applicable regulatory authorities.

Entergy recorded accruals for the estimated costs incurred that were necessary to return customers to service.  Entergy recorded corresponding regulatory assets of approximately $120 million and construction work in progress of approximately $250 million.  Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service areas because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

2012 Compared to 2011

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2012 to 2011 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)

2011 Consolidated Net Income (Loss)	$1,123,866	$491,846	$(248,340)	$1,367,372

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	64,531	(191,311)	(4,313)	(131,093)
Other operation and maintenance expenses	128,955	52,253	(3,574)	177,634
Asset impairment	-	355,524	-	355,524
Taxes other than income taxes	803	20,675	(206)	21,272
Depreciation and amortization	45,728	(3,145)	(200)	42,383
Other income	(458)	9,866	3,885	13,293
Interest expense	20,746	(15,167)	50,078	55,657
Other expenses	9,356	(25,209)	-	(15,853)
Income taxes	22,029	(114,957)	(162,480)	(255,408)

2012 Consolidated Net Income (Loss)	$960,322	$40,427	$(132,386)	$868,363

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

In the fourth quarter 2012, Entergy moved two subsidiaries from Parent & Other to the Entergy Wholesale Commodities segment to improve the alignment of certain intercompany items and income tax activity.  The prior period financial information in this Form 10-K has been restated to reflect this change.

As discussed in more detail in Note 1 to the financial statements, results of operations for 2012 include a $355.5 million ($223.5 million after-tax) impairment charge to write down the carrying values of Vermont Yankee and related assets to their fair values.  Also, net income in 2012 was significantly affected by two settlements with the IRS; one of which related to the income tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, and the other of which related to nuclear power plant decommissioning liabilities, both of which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue in 2012, associated with the storm costs settlement to reflect the obligation to customers with respect to the settlement.  See Note 3 to the financial statements for additional discussion of the tax settlements.  Net income for Utility for 2011 was significantly affected by a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue in 2011, because Entergy Louisiana is sharing the benefits with customers.  See Notes 3 and 8 to the financial statements for additional discussion of the tax settlement and benefit sharing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$4,904
Mark-to-market tax settlement sharing	200
Retail electric price	81
Grand Gulf recovery	71
Net wholesale revenue	(28)
Purchased power capacity	(29)
Volume/weather	(80)
Louisiana Act 55 financing savings obligation	(161)
Other	11
2012 net revenue	$4,969

The mark-to-market tax settlement sharing variance results from a regulatory charge recorded in September 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts with customers. See Notes 3 and 8 to the financial statements for additional discussion of the tax settlement and benefit sharing.

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

•
a special formula rate plan rate increase at Entergy Louisiana effective May 2011 in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center.  See Note 2 to the financial statements for a discussion of the formula rate plan increase; and

•
base rate increases at Entergy Texas beginning May 2011 as a result of the settlement of the December 2009 rate case and effective July 2012 as a result of the PUCT’s order in the December 2011 rate case.  See Note 2 to the financial statements for further discussion of the rate cases.

These increases were partially offset by formula rate plan decreases at Entergy New Orleans effective October 2011 and at Entergy Gulf States Louisiana effective September 2012.  See Note 2 to the financial statements for further discussion of the formula rate plan decreases.

The Grand Gulf recovery variance is primarily due to increased recovery of higher costs resulting from the Grand Gulf uprate.

The net wholesale revenue variance is primarily due to decreased sales volume to municipal and co-op customers and lower prices.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to decreased electricity usage, including the effect of milder weather as compared to the prior period on residential and commercial sales. Hurricane Isaac, which hit the Utility’s service area in August 2012, also contributed to the decrease in electricity usage.  Billed electricity usage decreased a total of 1,684 GWh, or 2%, across all customer classes.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in 2012 because Entergy Gulf States Louisiana and Entergy Louisiana are sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 3 to the financial statements for additional discussion of the tax settlement and savings obligation.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$2,045
Nuclear realized price changes	(194)
Nuclear volume	(33)
Other	36
2012 net revenue	$1,854

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $191 million, or 9%, in 2012 compared to 2011 primarily due to lower pricing in its contracts to sell power and lower volume in its nuclear fleet resulting from more unplanned and refueling outage days in 2012 as compared to 2011 which was partially offset by the exercise of resupply options provided for in purchase power agreements whereby Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running. Amounts related to the exercise of resupply options are included in the GWh billed in the table below. Partially offsetting the lower net revenue from the nuclear fleet was higher net revenue from the Rhode Island State Energy Center, which was acquired in December 2011.

Following are key performance measures for Entergy Wholesale Commodities for 2012 and 2011.

	2012	2011

Owned capacity	6,612	6,599
GWh billed	46,178	43,497
Average realized price per MWh	$50.02	$54.50

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	89%	93%
GWh billed	41,042	40,918
Average realized revenue per MWh	$50.29	$54.73
Refueling Outage Days:
FitzPatrick	34	-
Indian Point 2	28	-
Indian Point 3	-	30
Palisades	34	-
Pilgrim	-	25
Vermont Yankee	-	25

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

The recent economic downturn and negative trends in the energy commodity markets have resulted in lower natural gas prices and lower market prices for electricity in the New York and New England power regions, which is where five of the six Entergy Wholesale Commodities nuclear power plants are located.  Entergy Wholesale Commodities’ nuclear business experienced a decrease in realized price per MWh to $50.29 in 2012 from $54.73 in 2011 and $59.16 in 2010, and is likely to experience a decrease again in 2013 because, as shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments,” Entergy Wholesale Commodities has sold forward 85% of its planned nuclear energy output for 2013 for an expected average contracted energy price of $46 per MWh based on market prices at December 31, 2012.  In addition, Entergy Wholesale Commodities has sold forward 73% of its planned nuclear energy output for 2014 for an expected average contracted energy price of $45 per MWh based on market prices at December 31, 2012.  Near-term prices present a challenging economic situation for the Entergy Wholesale Commodities plants.  The challenge is greater for some of these plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the investment required to maintain the safety and integrity of the plants.  If, in the future, economic conditions or regulatory activity no longer support the continued operation of a plant it could adversely affect Entergy’s results of operations through impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.  Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed below in “Critical Accounting Estimates.”  See also the discussion below in “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” regarding Entergy Wholesale Commodities nuclear plant operating license and related activity.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,951 million for 2011 to $2,080 million for 2012 primarily due to:

•
an increase of $47 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below and Note 11 to the financial statements for further discussion of benefits costs;

•	$38 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business;
•	an increase of $29 million in nuclear expenses primarily due to higher labor costs, including higher contract labor;
•
an increase of $21 million resulting from a temporary increase in the Entergy Mississippi storm damage reserve authorized by the MPSC effective August 2012.  These costs included are recovered through the storm cost recovery rider and have no effect on net income;

•	an increase of $14 million in energy efficiency costs at Entergy Arkansas. These costs are recovered through the energy efficiency rider and have no effect on net income;
•
the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’ 2010 test year formula rate plan filing approved by the City Council in September 2011.  See Note 2 to the financial statements for further discussion of the Entergy New Orleans 2010 test year formula rate plan filing and settlement; and

•	an increase of $10 million in operating expenses due to the sale of surplus oil inventory in 2011.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

These increases were partially offset by:

•	a decrease of approximately $7 million as a result of the deferral or capitalization of storm restoration costs for Hurricane Isaac, which hit the Utility’s service area in August 2012;
•
the effect of the deferral, as approved by the FERC, and the LPSC for the Louisiana jurisdictions, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $10 million; and

•
a decrease of $9 million in legal expenses, not including legal costs related to the transition and implementation of joining the MISO RTO and the planned spin-off and merger of the Utility’s transmission business which are included in other bullets, primarily resulting from a decrease in legal and regulatory activity decreasing the use of outside legal services.

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

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $906 million for 2011 to $958 million for 2012 primarily due to:

•
an increase of $23 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits " below and Note 11 to the financial statements for further discussion of benefits costs;

•	an increase of $23 million primarily due to higher contract labor costs and higher material and supply costs; and
•	an increase of $20 million due to the operations of the Rhode Island State Energy Center, which was acquired in December 2011.

These increases were partially offset by the effects of recording the final court decisions in the Vermont Yankee and Indian Point 2 lawsuits against the U.S. Department of Energy related to spent nuclear fuel disposal.  The damages awarded include the reimbursement of approximately $25 million of spent nuclear fuel storage costs previously recorded as operation and maintenance expenses.

The asset impairment variance is due to a $355.5 million ($223.5 million after-tax) impairment charge recorded in the first quarter 2012 to write down the carrying values of Vermont Yankee and related assets to their fair values.  See Note 1 to the financial statements for further discussion of this charge.

Taxes other than income taxes increased primarily due to increased property taxes at FitzPatrick,  increased electric generating excises at Vermont Yankee, and property taxes from the Rhode Island State Energy Center acquired in December 2011.  Previously, FitzPatrick was granted an exemption from property taxation and paid taxes according to a payment in lieu of property tax agreement.  This agreement expired on June 30, 2011 and FitzPatrick is now being taxed under the regular property tax system.  FitzPatrick has pending litigation in the Fifth Judicial District of New York State Supreme Court challenging each annual property tax assessment placed on FitzPatrick since the expiration of the payment in lieu of tax agreement.  The State of Vermont enacted legislation, which became effective on July 1, 2012, increasing the electric generating excise on Vermont Yankee.  Vermont Yankee is challenging the constitutionality of this legislation.  In October 2012 the federal judge for the U.S. District Court for the District of Vermont dismissed the suit on jurisdictional grounds.  In November 2012, Entergy appealed the District Court’s decision to the Second Circuit Court of Appeals, where the suit remains pending.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses decreased primarily due to adjustments resulting from final court decisions in the Entergy Nuclear Indian Point 2 and Vermont Yankee lawsuits against the U.S. Department of Energy related to spent nuclear fuel disposal.  The effects of recording the proceeds from the judgments reduced the plant in service balances with a corresponding $25 million reduction to previously-recorded depreciation expense.  Partially offsetting the adjustment was an increase due to additions to plant in service, including the acquisition of the Rhode Island State Energy Center in December 2011.

Other expenses decreased primarily due to a credit to decommissioning expense of $49 million in the second quarter 2012 compared to a credit to decommissioning expense of $34 million in the fourth quarter 2011 resulting from reductions in the decommissioning cost liabilities for certain nuclear plants as a result of revised decommissioning cost studies.  See “Critical Accounting Estimates – Nuclear Decommissioning Costs” below for further discussion of these credits.

Parent & Other

Interest expense increased primarily due to the issuance of $500 million of 4.7% senior notes by Entergy Corporation in January 2012 and a higher interest rate on outstanding borrowings under the Entergy Corporation credit facility.

Income Taxes

The effective income tax rate for 2012 was 3.4%.  The difference in the effective income tax rate versus the statutory rate of 35% for 2012 is related to (1) an IRS settlement of the tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs and the reversal of the provision for the uncertain tax position related to that item as discussed further in Note 3 to the financial statements; (2) a unanimous court decision from the U.S. Court of Appeals for the Fifth Circuit affirming an earlier decision of the U.S. Tax Court holding that Entergy was entitled to claim a credit against its U.S. tax liability for the U.K. windfall tax that it paid.  The decision necessitated that Entergy reverse the provision for the uncertain tax position related to that item; and (3) an IRS Settlement on nuclear power plant decommissioning liabilities resulting in an earnings benefit of approximately $155 million, as discussed further in Note 3 to the financial statements.

The effective income tax rate for 2011 was 17.3%. The difference in the effective income tax rate versus the statutory rate of 35% in 2011 was primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense of $422 million.  See Note 3 to the financial statements for further discussion of the settlement.

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates, and for additional discussion regarding income taxes.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

2011 Compared to 2010

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2011 to 2010 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)

2010 Consolidated Net Income (Loss)	$829,719	$450,104	$(9,518)	$1,270,305

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(146,947)	(155,898)	3,620	(299,225)
Other operation and maintenance expenses	1,674	(141,672)	38,354	(101,644)
Taxes other than income taxes	248	1,079	400	1,727
Depreciation and amortization	16,326	16,008	(26)	32,308
Gain on sale of business	-	(44,173)	-	(44,173)
Other income	(3,388)	(47,257)	9,339	(41,306)
Interest expense	(37,502)	(69,661)	45,623	(61,540)
Other expenses	1,688	(23,335)	1	(21,646)
Income taxes	(426,916)	(71,489)	167,429	(330,976)

2011 Consolidated Net Income (Loss)	$1,123,866	$491,846	$(248,340)	$1,367,372

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

Net income for Utility in 2011 was significantly affected by a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense.  The net income effect was partially offset by a regulatory charge, which reduced net revenue in 2011, because a portion of the benefits will be shared with customers.  See Notes 3 and 8 to the financial statements for additional discussion of the tax settlement and benefit sharing.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$5,051
Mark-to-market tax settlement sharing	(196)
Purchased power capacity	(21)
Net wholesale revenue	(14)
Volume/weather	13
ANO decommissioning trust	24
Retail electric price	49
Other	(2)
2011 net revenue	$4,904

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The mark-to-market tax settlement sharing variance results from a regulatory charge because a portion of the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts will be shared with customers, slightly offset by the amortization of a portion of that charge beginning in October 2011.  See Notes 3 and 8 to the financial statements for additional discussion of the tax settlement and benefit sharing.

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

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$2,200
Nuclear realized price changes	(159)
Fuel expenses	(30)
Harrison County	(27)
Nuclear volume	61
2011 net revenue	$2,045

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $155 million, or 7%, in 2011 compared to 2010 primarily due to:

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

Following are key performance measures for Entergy Wholesale Commodities for 2011 and 2010:

	2011	2010

Owned capacity	6,599	6,351
GWh billed	43,497	42,934
Average realized price per MWh	$54.50	$58.69

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	93%	90%
GWh billed	40,918	39,655
Average realized revenue per MWh	$54.73	$59.16
Refueling Outage Days:
FitzPatrick	-	35
Indian Point 2	-	33
Indian Point 3	30	-
Palisades	-	26
Pilgrim	25	-
Vermont Yankee	25	29

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,949 million for 2010 to $1,951 million for 2011 primarily due to:

•	an increase of $17 million in nuclear expenses primarily due to higher labor costs, including higher contract labor;
•	an increase of $15 million in contract costs due to the transition and implementation of joining the MISO RTO;
•	an increase of $9 million in legal expenses primarily resulting from an increase in legal and regulatory activity increasing the use of outside legal services;
•	an increase of $8 million in fossil-fueled generation expenses primarily due to the addition of Acadia Unit 2 in April 2011; and
•	several individually insignificant items.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $1,047 million for 2010 to $906 million for 2011 primarily due to:

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

Other expenses decreased primarily due to a credit to decommissioning expense of $34 million in 2011 resulting from a reduction in the decommissioning liability for a plant as a result of a revised decommissioning cost study obtained to comply with a state regulatory requirement.  See “Critical Accounting Estimates – Nuclear Decommissioning Costs” below for further discussion of accounting for asset retirement obligations.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Income Taxes

The effective income tax rate for 2011 was 17.3%.  The difference in the effective income tax rate versus the statutory rate of 35% in 2011 was primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense of $422 million.  See Note 3 to the financial statements for further discussion of the settlement.

The effective income tax rate for 2010 was 32.7%.  The difference in the effective income tax rate versus the statutory rate of 35% in 2010 was primarily due to:

•
a favorable U.S. Tax Court decision holding that the U.K. Windfall Tax may be used as a credit for purposes of computing the U.S. foreign tax credit, which allowed Entergy to reverse a provision for uncertain tax positions of $43 million, included in Parent and Other, on the issue.  See Note 3 to the financial statements for further discussion of this tax litigation;

•	a $19 million tax benefit recorded in connection with Entergy’s decision to unwind the infrastructure created for the planned spin-off of its non-utility nuclear business; and
•	the recognition of a $14 million Louisiana state income tax benefit related to storm cost financing.

Partially offsetting the decreased effective income tax rate was a charge of $16 million resulting from a change in tax law associated with the recently enacted federal healthcare legislation, as discussed below in “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” and state income taxes and certain book and tax differences for Utility plant items.

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates, and for additional discussion regarding income taxes.

Plan to Spin Off the Utility’s Transmission Business

On December 5, 2011, Entergy announced that it would spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp. (ITC).  In order to effect the spin-off and merger, Entergy entered into (i) a Merger Agreement with Mid South TransCo LLC, a newly formed, wholly-owned subsidiary of Entergy (TransCo); ITC; and ITC Midsouth LLC (formerly known as Ibis Transaction Subsidiary LLC) (Merger Sub), a newly formed, wholly-owned subsidiary of ITC; and (ii) a Separation Agreement with TransCo, ITC, each of the Utility operating companies, and Entergy Services, Inc.  These agreements, which have been approved by the Boards of Directors of Entergy and ITC, provide for the separation of Entergy’s transmission business (the Transmission Business), the distribution to Entergy’s stockholders of all of the common units, excluding any common units to be contributed to an exchange trust in the event Entergy makes the exchange trust election described below, of TransCo, a holding company subsidiary formed to hold the Transmission Business, and the merger of Merger Sub with and into TransCo, with TransCo continuing as the surviving entity in the Merger (the Merger), following which each common unit of TransCo will be converted into the right to receive one fully paid and nonassessable share of ITC common stock.  Both the Distribution (as defined below) and the Merger are expected to qualify as tax-free transactions.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Entergy will distribute the TransCo common units to its shareholders, excluding any TransCo common units to be contributed to an exchange trust in the event Entergy makes the exchange trust election described below.  At Entergy’s election, it may distribute the TransCo common units by means of a pro rata dividend in a spin-off or pursuant to an exchange offer in a split-off, or a combination of a spin-off and a split-off (the Distribution).  In connection with the Merger, ITC will effectuate a $700 million recapitalization, which will take the form of a one-time special dividend to its shareholders of record as of a record date prior to the Merger (the Special Dividend), a share repurchase or a combination thereof.  The decision regarding the form of the recapitalization will be determined by the board of directors of ITC at a later date closer to the Merger.  Entergy’s shareholders who become shareholders of ITC as a result of the Merger will not receive the Special Dividend.  Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, immediately after the consummation of the Separation (as defined below), the consummation of the Financings (as defined below), the payment of the Special Dividend and the consummation of the Distribution, Merger Sub will merge with and into TransCo, with TransCo continuing as the surviving entity, and Entergy shareholders who hold common units of TransCo will have those units exchanged for ITC common stock on a one-for-one basis.  Consummation of the transactions contemplated by the Separation Agreement and the Merger Agreement is expected to result in Entergy’s shareholders, together with the exchange trust described below if it is utilized, holding at least 50.1% of ITC’s common stock and existing ITC shareholders holding no more than 49.9% of ITC’s common stock immediately after the Merger.

Pursuant to the Merger Agreement, Entergy may elect to retain up to the number of TransCo common units that would convert in the Merger into up to 4.9999% of the total number of shares of ITC common stock outstanding on a fully diluted basis immediately following the consummation of the Merger that otherwise would have been distributed in the Distribution (the Exchange Trust Election).  If Entergy makes the Exchange Trust Election, Entergy will transfer the retained TransCo common units to an irrevocable trust (the Exchange Trust).  The TransCo common units transferred to the Exchange Trust will not be distributed to the distribution agent on behalf of Entergy shareholders in the Distribution.  At the closing of the Merger, the TransCo common units transferred to the Exchange Trust will convert to ITC common stock.  The trustee of the Exchange Trust will own and hold legal title to the TransCo common units and, following consummation of the Merger, ITC common stock for the benefit of Entergy and Entergy shareholders; provided, however, in no event will the ITC common stock held by the Exchange Trust be transferred to Entergy.  Upon delivery of notice by Entergy, the trustee of the Exchange Trust will conduct an exchange offer (the Exchange Trust Exchange Offer) pursuant to which Entergy shareholders may exchange Entergy common stock for the ITC common stock held by the Exchange Trust.  Any ITC common stock remaining in the Exchange Trust after six months following the completion of the Merger will be distributed to Entergy shareholders pro rata.  The purpose of the Exchange Trust is to permit an exchange offer with Entergy shareholders to occur during a period after the closing, when the trading market for the ITC common stock has settled following the Merger.  The Exchange Trust Exchange Offer, if elected by Entergy, is an option to help Entergy efficiently manage its post-transaction capital structure and improve cash flow and credit metrics.  Upon the consummation of a successful exchange offer by the Exchange Trust, there would be fewer outstanding shares of Entergy common stock, as those shares would have been exchanged for the shares of ITC common stock held by the Exchange Trust.  Consequently, a successful delayed exchange offer would permit Entergy to reduce its common shares outstanding and aggregate cash dividends paid and as a result could improve Entergy’s available cash flow and credit metrics.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Consummation of the Merger is subject to the satisfaction of customary closing conditions for a transaction such as the Merger, including, among others, (i) consummation of the Separation, the Distribution, the Financings and the Special Dividend, (ii) the approval of the ITC shareholder proposals by the shareholders of ITC, (iii) the authorization for listing on the New York Stock Exchange of ITC common stock to be issued in the Merger, (iv) the receipt by Entergy of regulatory approvals necessary to become a member of an acceptable regional transmission organization, (v) the receipt of regulatory approvals necessary to consummate the transaction and no such regulatory approvals impose a burdensome condition on ITC or Entergy, (vi) the expiration of the applicable waiting period under the Hart-Scott-Rodino Act (which has occurred), (vii) the absence of a material adverse effect on the Transmission Business or ITC, (viii) the receipt by Entergy of a solvency opinion and (ix) the receipt of a private letter ruling from the IRS substantially to the effect that certain requirements for the tax-free treatment of the distribution of TransCo are met and an opinion that the Distribution and the Merger will be treated as tax-free reorganizations for U.S. federal income tax purposes. The Merger and the other transactions contemplated by the Merger Agreement and the Separation Agreement are planned for completion in 2013.

Pursuant to the Separation Agreement, and subject to the terms and conditions set forth therein, Entergy will engage in a series of preliminary restructuring transactions that result in the transfer to TransCo’s subsidiaries of the assets relating to the Transmission Business (the Separation).  TransCo and its subsidiaries will consummate certain financing transactions (the TransCo Financing) totaling approximately $1.775 billion (as may be adjusted pursuant to the Merger Agreement and the Separation Agreement) pursuant to which (i) TransCo’s subsidiaries will borrow through a funded bridge facility with a term of 366 days and (ii) TransCo will issue senior securities of TransCo to Entergy (the TransCo Securities).  Neither Entergy nor the Utility operating companies will guarantee or otherwise be liable for the payment of the TransCo Securities after the Separation occurs.  Entergy will issue new debt or enter into agreements under which certain unrelated creditors will agree to purchase existing corporate debt of Entergy, which will be exchangeable into the TransCo Securities at closing (the Exchangeable Debt Financing).  Entergy intends to contribute some or all of the proceeds from the new debt to the Utility operating companies.  In addition, prior to the closing TransCo and/or the TransCo subsidiaries may obtain a working capital revolving credit facility in a principal amount agreed to by Entergy and ITC (such financing, together with the TransCo Financing and the Exchangeable Debt Financing, the Financings).

Under the terms of the Separation Agreement, immediately prior to the closing, each Utility operating company will contribute its respective transmission assets to a subsidiary that will become a TransCo subsidiary in the Separation in exchange for the equity interest in that subsidiary and the net proceeds received by that subsidiary from the funded bridge facility described above.  Each Utility operating company will distribute the equity interests in the subsidiaries holding the transmission assets to Entergy, which will then contribute such interests to TransCo.  The Utility operating companies intend to apply all of the amounts received by them from the subsidiaries and from Entergy to the prepayment or redemption of outstanding preferred and debt securities, with

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

the goal, following completion of the Separation, of maintaining their capitalization generally consistent with their capitalization prior to the Separation.  Although the aggregate amount and particular series of preferred and debt securities of each Utility operating company to be redeemed as well as the redemption dates are uncertain at this time and are expected to remain subject to change, each Utility operating company currently anticipates that all of its outstanding preferred securities, if any are outstanding, will be redeemed or otherwise retired prior to the Separation and that debt securities in the following approximate aggregate amounts will be redeemed prior to or following the Separation: $.45 billion for Entergy Arkansas, $.25 billion for Entergy Gulf States Louisiana, $.33 billion for Entergy Louisiana, $.24 billion for Entergy Mississippi, $2.5 million for Entergy New Orleans, and $.28 billion for Entergy Texas.  Entergy and the Utility operating companies may, subject to certain conditions, modify or supplement the manner in which the Separation is consummated.  As of December 31, 2012, net transmission plant in service, which does not include transmission-related construction work in progress or general or intangible plant, for the Utility operating companies was $1.03 billion for Entergy Arkansas, $.57 billion for Entergy Gulf States Louisiana, $.73 billion for Entergy Louisiana, $.58 billion for Entergy Mississippi, $.03 billion for Entergy New Orleans, and $.64 billion for Entergy Texas.  Consummation of the Separation is subject to the satisfaction of the conditions applicable to Entergy and ITC contained in the Separation Agreement and the Merger Agreement, including that the sum of the principal amount of TransCo Securities issued to Entergy and the principal amount of the bridge facility entered into by TransCo’s subsidiaries is approximately $1.775 billion, subject to adjustment pursuant to the Merger Agreement and the Separation Agreement.

Filings with Retail Regulators

In conjunction with ITC, each of the Utility operating companies has filed applications with their respective retail regulators seeking approval for the proposal to spin off and merge the Transmission Business with ITC, including approval for change of control of the transmission assets and transaction-related steps in the spin-off and merger.  An application was filed with the LPSC on September 5, 2012, with the City Council on September 12, 2012, with the APSC on September 28, 2012, with the MPSC on October 5, 2012, and with the PUCT on February 19, 2013.  Also, on February 22, 2013, Entergy Texas filed with the PUCT its transmission cost recovery rider application seeking to recover its 2014 ITC transmission charges and MISO administrative costs.   Entergy Arkansas and ITC also filed a joint application with the Missouri Public Service Commission on February 14, 2013 to obtain approval for the transfer of limited transmission facilities located in Missouri.

The ALJ in the LPSC proceeding has established a procedural schedule with staff testimony due March 14, 2013 and a hearing set to commence on June 24, 2013.  LPSC consideration is anticipated in September 2013.  The City Council has established a procedural schedule with a hearing scheduled to commence on July 23, 2013, with certification of the record to the City Council no later than August 6, 2013.  The APSC established a procedural schedule with staff testimony due in April 2013 and a hearing commencing in July 2013.  The MPSC has established a procedural schedule with staff testimony due in June 2013, a hearing commencing in August 2013, and a final order issued on or before September 15, 2013.  The PUCT is required to issue an order within 180 days of Entergy Texas’s filing.

Filings with the FERC

On September 24, 2012, Entergy, ITC, and certain of their subsidiaries submitted a series of filings with the FERC to obtain regulatory approvals related to the proposed transfer to ITC subsidiaries of the transmission assets owned by the Utility operating companies.  These filings include a joint application for authorization of the acquisition and disposition of jurisdictional transmission facilities, approval of transmission service formula rates and certain jurisdictional agreements, and a petition for declaratory order on the application of Federal Power Act section 305(a).  The application seeks approval under Federal Power Act section 205 of formula rates under Attachment O of the MISO Tariff for each of the new ITC Operating Companies (which will become Transmission Owner members of MISO) and of related jurisdictional pro forma agreements.  In a separate filing, MISO sought approval of an amendment to the MISO Tariff pursuant to Federal Power Act section 205 to enable the integration of the new ITC Operating Companies’ transmission facilities into MISO prior to the Utility operating companies becoming market participants in MISO.  On September 26, 2012, Entergy Services submitted an application under Federal Power Act section 205 requesting FERC authorization to cancel System Agreement Service Schedule MSS-2 (Transmission Equalization) effective upon closing of the transaction.  In October 2012, Entergy, ITC, and certain subsidiaries submitted filings with the FERC to obtain regulatory approvals under Federal Power Act section 204 for the various financings being undertaken as part of the transaction.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Various parties have submitted comments and protests to the FERC regarding these filings.  The comments filed at the FERC include various matters related to the proposed transaction itself, including concerns about hold harmless commitments, whether the benefits of the transaction outweigh rate effects, and whether the transaction is consistent with the public interest, as well as issues related to the Utility operating companies’ proposal to join MISO.  Commenters have also challenged, among other things, aspects of the transmission rates proposed by the ITC applicants, including for example the proposed return on common equity, debt/equity ratio, and the number of transmission pricing zones.  Entergy and ITC are in the process of responding to the comments and protests filed as of a January 22, 2013 comment deadline established by the FERC.  FERC rules call for a decision 180 days from the date of a completed application provided that the matter is not set for hearing or is not otherwise extended for up to an additional 180 days.  If a matter is set for hearing, a procedural schedule will be established.

Other Filings

In July 2012, Entergy Corporation submitted a request to the Internal Revenue Service seeking a private letter ruling substantially to the effect that certain requirements for the tax-free treatment of the distribution of the transmission business are met.  In September 2012, Entergy submitted an application to the NRC for approval of certain nuclear plant license transfers and amendments as part of the steps to complete the spin-off and merger.  In December 2012, Entergy submitted a pre-merger notification under the Hart-Scott-Rodino Act (HSR Act) with the Federal Trade Commission and the Department of Justice and the applicable waiting period under the HSR Act has expired.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

In March 2011 and May 2012 the NRC renewed the operating licenses of Vermont Yankee and Pilgrim, respectively, for an additional 20 years, as a result of which each license now expires in 2032.  For additional discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.  In the Vermont Yankee license renewal case, the Vermont Department of Public Service and the New England Coalition appealed the NRC’s renewal of Vermont Yankee’s license to the D.C. Circuit.  In June 2012 the D.C. Circuit denied that appeal.  The time for seeking further judicial review of the NRC’s issuance of Vermont Yankee’s renewed operating license has expired.  In the Pilgrim license renewal case, three contentions remained pending before the ASLB at the time the license was issued.  Two of those contentions were subsequently denied by the ASLB and not appealed within the applicable time.  A third remaining contention (alleging failure of the Pilgrim Environmental Impact Statement to address adequately an endangered species) was denied by the ASLB and then appealed to the NRC, which denied the appeal on December 6, 2012.  No appeal of the NRC’s decision was filed within the time allowed for such appeals.  The NRC has indicated that should the appeal of a contention result in voiding of the renewed license, Pilgrim could operate under the “timely renewal” doctrine in reliance on the prior, and now superseded, license until proceedings concerning the renewed license are final.  Massachusetts appealed the NRC’s renewal of Pilgrim’s license to the United States Court of Appeals for the First Circuit.  Entergy intervened in that appeal.  Briefing was completed and oral argument was held December 5, 2012.  On February 25, 2013, the United States Court of Appeals for the First Circuit denied Massachusetts’s appeal.

The NRC operating licenses for Indian Point 2 and Indian Point 3 expire in September 2013 and December 2015, respectively, and NRC license renewal applications are in process for these plants.  Under federal law, nuclear power plants may continue to operate beyond their license expiration dates while their renewal applications are pending NRC approval.  Various parties have expressed opposition to renewal of the licenses.  In April 2007, Entergy submitted the application to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years.  The ASLB has admitted 21 contentions raised by the State of New York or other parties, which were combined into 16 discrete issues.  Three of the issues have been resolved, and 13 issues remain

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

subject to ASLB resolution.  In July 2011, the ASLB granted the State of New York’s motion for summary disposition of an admitted contention challenging the adequacy of a section of Indian Point’s environmental analysis as incorporated in the Final Supplemental Environmental Impact Statement (FSEIS) (discussed below).  That section provided cost estimates for Severe Accident Mitigation Alternatives (SAMAs), which are hardware and procedural changes that could be implemented to mitigate estimated impacts of off-site radiological releases in case of a hypothesized severe accident.  In addition to finding that the SAMA cost analysis was insufficient, the ASLB directed the NRC staff to explain why cost-beneficial SAMAs should not be required to be implemented.  Entergy appealed the ASLB’s decision to the NRC and the NRC staff supported Entergy’s appeal, while the State of New York opposed it.  In December 2011, the NRC denied Entergy’s appeal as premature, stating that the appeal could be renewed at the conclusion of the ASLB proceedings.

Pursuant to ASLB scheduling orders in the Indian Point 2 and 3 license renewal proceeding, hearings on the nine contentions remaining in “Track 1” were held over 12 days in October, November, and December 2012.  Testimony on the four contentions currently in “Track 2” has not been completed.  Track 2 hearings have not been scheduled.

The NRC staff is also continuing to perform its technical and environmental reviews of the Indian Point 2 and 3 license renewal application.  The NRC staff issued a Final Safety Evaluation Report (FSER) in August 2009, a supplement to the FSER in August 2011, a FSEIS in December 2010 and a supplement to the FSEIS in June 2012.  The NRC staff issued a draft supplemental FSEIS in June 2012 and has stated its intent to issue, following an opportunity for comment, another supplement to the FSEIS by April 30, 2013.  In addition, the NRC staff has stated its intent to issue a further supplement to the FSER by July 31, 2013.  These reports are expected to affect testimony yet to be filed on Track 2 contentions.

The hearing process is an integral component of the NRC’s regulatory framework, and evidentiary hearings on license renewal applications are not uncommon.  Entergy is participating fully in the hearing process as permitted by the NRC’s hearing rules.  As noted in Entergy’s responses to the various intervenor filings, Entergy believes the contentions proposed by the intervenors are unsupported and without merit.  Entergy will continue to work with the NRC staff as it completes its technical and environmental reviews of the Indian Point 2 and 3 license renewal applications.  See “Nuclear Matters” below for discussion of spent nuclear fuel storage issues and the timing of license renewals.

The New York State Department of Environmental Conservation has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  Entergy submitted its application for a water quality certification to the NYSDEC in April 2009, with a reservation of rights regarding the applicability of Section 401 in this case.  After Entergy submitted certain additional information in response to NYSDEC requests for additional information, in February 2010 the NYSDEC staff determined that Entergy’s water quality certification application was complete.  In April 2010 the NYSDEC staff issued a proposed notice of denial of Entergy’s water quality certification application (the Notice).  NYSDEC staff’s Notice triggered an administrative adjudicatory hearing before NYSDEC ALJs on the proposed Notice.  The NYSDEC staff decision does not restrict Indian Point operations, but the issuance of a certification is potentially required prior to NRC issuance of renewed unit licenses.  In June 2011, Entergy filed notice with the NRC that the NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, has taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, has waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act.  The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification.  The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued in July 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues.  The judge held a Legislative Hearing (agency public comment session) and an Issues Conference (pre-trial conference) in July 2010 and set certain issues for trial in October 2011, which is continuing into 2013.  After the full hearing on the merits, the ALJs will issue a recommended decision to the Commissioner who will then issue the final agency decision.  A party to the proceeding can appeal the decision of the Commissioner to state court.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In addition, the consistency of Indian Point’s operations with New York State’s coastal management policies must be resolved to the extent required by the Coastal Zone Management Act (CZMA).  On July 24, 2012, Entergy filed a supplement to the Indian Point license renewal application currently pending before the NRC.  The supplement states that, based on applicable federal law and in light of prior reviews by the State of New York, the NRC may issue the requested renewed operating licenses for Indian Point without the need for an additional consistency review by the State of New York under the CZMA.  On July 30, 2012, Entergy filed a motion for declaratory order with the ASLB seeking confirmation of its position that no further CZMA consistency determination is required before the NRC may issue renewed licenses.  Responses to Entergy’s motion for declaratory order are due March 22, 2013.  In addition, Entergy filed with the New York State Department of State (NYSDOS) on November 7, 2012 a petition for declaratory order that Indian Point is grandfathered under either of two criteria prescribed by the New York Coastal Management Program (NYCMP), which sets forth the state coastal policies applied in a CZMA consistency review.   The NYSDOS denied the motion by order dated January 9, 2013.  An appeal may be taken to state court within four months.  Finally, on December 17, 2012, Entergy filed with NYSDOS a consistency determination explaining why Indian Point satisfies all applicable NYCMP policies.   Entergy included in the consistency determination a “reservation of rights” clarifying that Entergy does not concede NYSDOS’s right to conduct a new CZMA review for Indian Point.  On January 16, 2013, NYSDOS notified Entergy that it deemed the consistency determination incomplete because it does not include the further supplement to the FSEIS that, as indicated above, is targeted for issuance by April 30, 2013.  The six-month federal deadline for state decision on a consistency determination does not begin to run until the submission is complete.

The NRC operating license for Palisades expires in 2031 and for FitzPatrick expires in 2034.

Liquidity and Capital Resources

This section discusses Entergy’s capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	2012	2011

Debt to capital	58.7%	57.3%
Effect of excluding securitization bonds	(1.8%)	(2.3%)
Debt to capital, excluding securitization bonds (1)	56.9%	55.0%
Effect of subtracting cash	(1.1%)	(1.5%)
Net debt to net capital, excluding securitization bonds (1)	55.8%	53.5%

(1)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

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

Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding.  Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2012.  To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2012.  The amounts below include payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Long-term debt maturities and estimated interest payments	2013	2014	2015	2016-2017	after 2017
	(In Millions)

Utility	$1,194	$904	$816	$1,540	$12,186
Entergy Wholesale Commodities	15	15	18	4	57
Parent and Other	83	83	627	1,385	512
Total	$1,292	$1,002	$1,461	$2,929	$12,755

Note 5 to the financial statements provides more detail concerning long-term debt outstanding.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2017.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2012 was 2.04% on the drawn portion of the facility.

As of December 31, 2012, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$795	$8	$2,697

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

In September 2012, Entergy Corporation implemented a commercial paper program with a program limit of up to $500 million.  In November 2012, Entergy Corporation increased the limit for the commercial paper program to $1 billion.  At December 31, 2012, Entergy Corporation had $665 million of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2012 was 0.88%.

Capital lease obligations are a minimal part of Entergy’s overall capital structure.  Following are Entergy’s payment obligations under those leases.

	2013	2014	2015	2016-2017	after 2017
	(In Millions)

Capital lease payments	$6	$5	$5	$9	$34

The capital leases are discussed in Note 10 to the financial statements.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2012 as follows.

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of Dec. 31, 2012

Entergy Arkansas	April 2013	$20 million (b)	1.81%	-
Entergy Arkansas	March 2017	$150 million (c)	1.71%	-
Entergy Gulf States Louisiana	March 2017	$150 million (d)	1.71%	-
Entergy Louisiana	March 2017	$200 million (e)	1.71%	-
Entergy Mississippi	May 2013	$35 million (f)	1.96%	-
Entergy Mississippi	May 2013	$25 million (f)	1.96%	-
Entergy Mississippi	May 2013	$10 million (f)	1.96%	-
Entergy New Orleans	November 2013	$25 million (g)	1.69%	-
Entergy Texas	March 2017	$150 million (f)	1.96%	-

(a)	The interest rate is the weighted average interest rate as of December 31, 2012 applied, or that would be applied, to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Arkansas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(g)	The credit facility requires Entergy New Orleans to maintain a debt ratio of 65% or less of its total capitalization.
(h)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Pursuant to the terms of the credit agreement, securitization bonds are excluded from debt and capitalization in calculating the debt ratio.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations.  Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows.  Following are Entergy’s payment obligations as of December 31, 2012 on non-cancelable operating leases with a term over one year.

	2013	2014	2015	2016-2017	after 2017
	(In Millions)

Operating lease payments	$94	$97	$80	$94	$140

The operating leases are discussed in Note 10 to the financial statements.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2013	2014-2015	2016-2017	after 2017	Total
	(In Millions)

Long-term debt (1)	$1,292	$2,463	$2,929	$12,755	$19,439
Capital lease payments (2)	$6	$10	$9	$34	$59
Operating leases (2)	$94	$177	$94	$140	$505
Purchase obligations (3)	$1,939	$3,512	$2,609	$11,195	$19,255

(1)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(2)	Lease obligations are discussed in Note 10 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  Almost all of the total are fuel and purchased power obligations.

In addition to the contractual obligations, Entergy currently expects to contribute approximately $163.3 million to its pension plans and approximately $82.5 million to other postretirement plans in 2013, although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy has $148 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments by operating segment for 2013 through 2015.

Planned construction and capital investments	2013	2014	2015
	(In Millions)

Maintenance Capital:
Utility:
Generation	$133	$127	$135
Transmission	253	229	202
Distribution	504	494	489
Other	97	107	105
Total	987	957	931
Entergy Wholesale Commodities	108	131	176
	$1,095	$1,088	$1,107
Capital Commitments:
Utility:
Generation	$716	$415	$392
Transmission	162	240	303
Distribution	45	21	16
Other	92	88	92
Total	1,015	764	803
Entergy Wholesale Commodities	257	242	281
	1,272	1,006	1,084
Total	$2,367	$2,094	$2,191

The planned amounts do not reflect the expected reduction in capital expenditures that would occur if the planned spin-off and merger of the transmission business with ITC Holdings occurs, and do not include material costs for capital projects that might result from the NRC post-Fukushima requirements that remain under development.

Maintenance Capital refers to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth, and includes spending for the nuclear and non-nuclear plants at Entergy Wholesale Commodities.

Capital Commitments refers to non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements.  Amounts reflected in this category include the following.

•
The currently planned construction or purchase of additional generation supply sources within the Utility’s service territory through the Utility’s portfolio transformation strategy, including a self-build option at Entergy Louisiana’s Ninemile site identified in the Summer 2009 Request for Proposal and final spending from the Waterford 3 steam generator replacement project, both of which are discussed below.

•	Spending to support the Utility’s plan to join the MISO RTO by December 2013 along with other transmission projects.
•
Entergy Wholesale Commodities investments associated with specific investments such as dry cask storage, nuclear license renewal, component replacement and identified repairs, and potential wedgewire screens at Indian Point.

•
Environmental compliance spending.  Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis and the implementation of new environmental laws and regulations.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana.  Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor.  All major permits and approvals required to begin construction have been obtained and construction is in progress.

Under the terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans, if one is in effect when the project is placed in service; alternatively, Entergy Gulf States Louisiana and Entergy Louisiana must file rate cases approximately 12 months prior to the expected in-service date.  Entergy New Orleans is expected to file a full rate case 12 months prior to the expected in-service date.

Waterford 3 Steam Generator Replacement Project

Entergy Louisiana planned to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in the spring 2011.  Replacement of these components is common to pressurized water reactors throughout the nuclear industry.  In December 2010, Entergy Louisiana advised the LPSC that the replacement generators would not be completed and delivered by the manufacturer in time to install them during the spring 2011 refueling outage.  During the final steps in the manufacturing process, the manufacturer discovered separation of stainless steel cladding from the carbon steel base metal in the channel head of both replacement steam generators (RSGs), in areas beneath and adjacent to the divider plate.  As a result of this damage, the manufacturer was unable to meet the contractual delivery deadlines, and the RSGs were not installed in the spring 2011.  Waterford 3 resumed operations with the original steam generators upon completion of the spring 2011 refueling outage, which included inspection and maintenance of the original steam generators.

Entergy Louisiana worked with the RSG manufacturer to fully develop, evaluate, and implement repair options, and the RSGs were delivered in time for Waterford 3’s fall 2012 refueling outage, which began in October 2012.  During the fall 2012 refueling outage Entergy Louisiana replaced the RSGs, reactor vessel head, and control element drive mechanisms.  Those components, which together comprised the replacement project, were placed in-service in December 2012.

In June 2008, Entergy Louisiana filed with the LPSC for approval of the replacement project, including full cost recovery.  Following discovery and the filing of testimony by the LPSC staff and an intervenor, the parties entered into a stipulated settlement of the proceeding.  The LPSC unanimously approved the settlement in November 2008.  The settlement resolved the following issues: 1) the accelerated degradation of the steam generators is not the result of any imprudence on the part of Entergy Louisiana; 2)

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

the decision to undertake the replacement project at the then-estimated cost is in the public interest, is prudent, and would serve the public convenience and necessity; 3) the scope of the replacement project is in the public interest; 4) undertaking the replacement project at the target installation date during the 2011 refueling outage is in the public interest; and 5) the jurisdictional costs determined to be prudent in a future prudence review are eligible for cost recovery, either in an extension or renewal of the formula rate plan or in a full base rate case including necessary pro forma adjustments.

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan and provided a mechanism to begin recovering the costs of the replacement project in the first billing cycle after it is placed in service.  On December 21, 2012, Entergy Louisiana provided notice of the first year revenue requirement associated with the replacement project that would be placed into rates in the January 2013 billing cycle.  The estimated revenue requirement included the LPSC-jurisdictional share of the replacement project costs, less (i) a credit for earnings above a 10.25% return on common equity (based on the 2011 test year) for the period following the in-service date, and (ii) a credit for operation and maintenance savings expected from the RSGs.  These rates are anticipated to remain in effect until Entergy Louisiana’s rate case filed in February 2013 is resolved.  See Note 2 to the financial statements for additional discussion of the formula rate plan and rate case filings.  With completion of the replacement project, the LPSC will undertake a prudence review in connection with a filing to be made by Entergy Louisiana on or before April 30, 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its January 2013 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since the second quarter 2010.  The prior quarterly dividend per share was $0.75.  Entergy paid $589 million in 2012, $590 million in 2011, and $604 million in 2010 in cash dividends on its common stock.

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options, restricted stock, performance units, and restricted unit awards to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions.  In October 2009 the Board granted authority for a $750 million share repurchase program which was completed in the fourth quarter 2010.  In October 2010 the Board granted authority for an additional $500 million share repurchase program.  As of December 31, 2012, $350 million of authority remains under the $500 million share repurchase program.  The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•	internally generated funds;
•	cash on hand ($533 million as of December 31, 2012);
•	securities issuances;
•	bank financing under new or existing facilities or commercial paper; and
•	sales of assets.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future.

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred stock.  As of December 31, 2012, under provisions in their mortgage indentures, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $394.9 million and $68.5 million, respectively.  All debt and common and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their preferred equity and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements.  Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy (except securities with maturities longer than one year issued by Entergy Arkansas and Entergy New Orleans, which are subject to the jurisdiction of the APSC and the City Council, respectively).  No regulatory approvals are necessary for Entergy Corporation to issue securities.  The current FERC-authorized short-term borrowing limits are effective through October 31, 2013.  Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through July 2013.  Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2015.  Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2014.  In addition to borrowings from commercial banks, the FERC short-term borrowing orders authorize the Registrant Subsidiaries to continue as participants in the Entergy System money pool.  The money pool is an intercompany borrowing arrangement designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC-authorized limits.  See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

In January 2013, Entergy Arkansas arranged for the issuance by (i) Independence County, Arkansas of $45 million of 2.375% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due January 2021, and (ii) Jefferson County, Arkansas of $54.7 million of 1.55% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due October 2017, each of which series is secured by a separate series of non-interest bearing first mortgage bonds of Entergy Arkansas.  The proceeds of these issuances were applied to the refunding of outstanding series of pollution control revenue bonds previously issued by the respective issuers.

In February 2013 the Entergy Gulf States Louisiana nuclear fuel company variable interest entity issued $70 million of 3.38% Series R notes due August 2020.  The Entergy Gulf States nuclear fuel company variable interest entity used the proceeds principally to purchase additional nuclear fuel.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to portions of Entergy's service territories in Louisiana and Texas, and to a lesser extent in Arkansas and Mississippi.  The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55 financings).  In July 2010 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $468.9 million in bonds under Act 55.  From the $462.4

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $200 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $262.4 million directly to Entergy Louisiana.  In July 2010, the LCDA issued another $244.1 million in bonds under Act 55.  From the $240.3 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $90 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $150.3 million directly to Entergy Gulf States Louisiana.  Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LCDA, and there is no recourse against Entergy, Entergy Gulf States Louisiana or Entergy Louisiana in the event of a bond default.  See Notes 2 and 3 to the financial statements for additional discussion of the Act 55 financings.

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas’s transmission and distribution lines, equipment, poles, and other facilities.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage restoration costs.  In June 2010 the APSC issued a financing order authorizing the issuance of storm cost recovery bonds, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  There is no recourse to Entergy or Entergy Arkansas in the event of a bond default.  See Note 5 to the financial statements for additional discussion of the issuance of the storm cost recovery bonds.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011 the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the cancelled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04% and an expected maturity date of June 2021.  There is no recourse to Entergy or Entergy Louisiana in the event of a bond default.  See Note 5 to the financial statements for additional discussion of the issuance of the investment recovery bonds.

Cash Flow Activity

As shown in Entergy’s Statements of Cash Flows, cash flows for the years ended December 31, 2012, 2011, and 2010 were as follows.

	2012	2011	2010
	(In Millions)

Cash and cash equivalents at beginning of period	$694	$1,295	$1,710

Net cash provided by (used in):
Operating activities	2,940	3,128	3,926
Investing activities	(3,639)	(3,447)	(2,574)
Financing activities	538	(282)	(1,767)
Net decrease in cash and cash equivalents	(161)	(601)	(415)

Cash and cash equivalents at end of period	$533	$694	$1,295

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

2012 Compared to 2011

Entergy's net cash provided by operating activities decreased by $188 million in 2012 compared to 2011 primarily due to:

•	the decrease in Entergy Wholesale Commodities net revenue that is discussed previously;
•	Hurricane Isaac storm restoration spending in 2012;
•	income tax payments of $49.2 million in 2012 compared to income tax refunds of $2 million in 2011; and
•
a refund of $30.6 million, including interest, paid to AmerenUE in June 2012.  The FERC ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments previously collected.  See Note 2 to the financial statements for further discussion of the FERC order.

These decreases were partially offset by a decrease of $230 million in pension contributions.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

2011 Compared to 2010

Entergy's net cash provided by operating activities decreased by $798 million in 2011 compared to 2010 primarily due to the receipt in July 2010 of $703 million from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financings for Hurricane Gustav and Hurricane Ike.  The Act 55 storm cost financings are discussed in Note 2 to the financial statements.  The decrease in Entergy Wholesale Commodities net revenue that is discussed above also contributed to the decrease in operating cash flow.

Investing Activities

2012 Compared to 2011

Net cash used in investing activities increased by $192 million in 2012 compared to 2011 primarily due to an increase in construction expenditures, primarily in the Utility business resulting from Hurricane Isaac restoration spending, the uprate project at Grand Gulf, the Ninemile Unit 6 self-build project, and the Waterford 3 steam generator replacement project in 2012.  Entergy’s construction spending plans for 2013 through 2015 are discussed further in the “ Capital Expenditure Plans and Other Uses of Capital” above.

This increase was partially offset by:

•
a decrease of $190 million in payments for the purchase of plants resulting from the purchase of the Hot Spring Energy Facility by Entergy Arkansas for approximately $253 million in November 2012, the purchase of the Hinds Energy Facility by Entergy Mississippi for approximately $206 million in November 2012, the purchase of the Acadia Power Plant by Entergy Louisiana for approximately $300 million in April 2011, and the purchase of the Rhode Island State Energy Center for approximately $346 million by an Entergy Wholesale Commodities subsidiary in December 2011.  These transactions are described in more detail in Note 15 to the financial statements;

•	proceeds received from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel; and
•
a decrease in nuclear fuel purchases because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

2011 Compared to 2010

Net cash used in investing activities increased $873 million in 2011 compared to 2010 primarily due to:

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

Financing Activities

2012 Compared to 2011

Entergy’s financing activities provided $538 million of cash in 2012 compared to using $282 million of cash in 2011 primarily due to the following activity:

•
long-term debt activity provided approximately $348 million of cash in 2012 compared to $554 million of cash in 2011.  The most significant long-term debt activity in 2012 included the net issuance of $1.1 billion of long-term debt at the Utility operating companies and System Energy, the issuance of $500 million of senior notes by Entergy Corporation, and Entergy Corporation decreasing borrowings outstanding on its long-term credit facility by $1.1 billion.  Entergy Corporation issued $665 million of commercial paper in 2012 to repay borrowings on its long-term credit facility;

•	Entergy repurchasing $235 million of its common stock in 2011, as discussed below;
•	a net increase in 2012 of $51 million in short-term borrowings by the nuclear fuel company variable interest entities; and
•	$51 million in proceeds from the sale to a third party in 2012 of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests.

For the details of Entergy's commercial paper program and the nuclear fuel company variable interest entities’ short-term borrowings, see Note 4 to the financial statements.  For the details of Entergy’s long-term debt outstanding, see Note 5 to the financial statements.

2011 Compared to 2010

Net cash used in financing activities decreased $1,485 million in 2011 compared to 2010 primarily because long-term debt activity provided approximately $554 million of cash in 2011 and used approximately $307 million of cash in 2010.  The most significant long-term debt activity in 2011 included the issuance of $207 million of securitization bonds by a subsidiary of Entergy Louisiana, the issuance of $200 million of first mortgage bonds by Entergy Louisiana, and Entergy Corporation increasing the borrowings outstanding on its 5-year credit facility by $288 million.  For the details of Entergy’s long-term debt outstanding on December 31, 2011 and 2010 see Note 5 to the financial statements.  In addition to the long-term debt activity, Entergy Corporation repurchased $235 million of its common stock in 2011 and repurchased $879 million of its common stock in 2010.  Entergy’s stock repurchases are discussed further in the “Capital Expenditure Plans and Other Uses of Capital - Dividends and Stock Repurchases” section above.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Rate, Cost-recovery, and Other Regulation

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that the Utility operating companies and System Energy charge for their services significantly influence Entergy’s financial position, results of operations, and liquidity.  These companies are regulated and the rates charged to their customers are determined in regulatory proceedings.  Governmental agencies, including the APSC, the City Council, the LPSC, the MPSC, the PUCT, and the FERC, are primarily responsible for approval of the rates charged to customers.  Following is a summary of the Utility operating companies’ authorized returns on common equity:

Company	Authorized Return on Common Equity

Entergy Arkansas	10.2%

Entergy Gulf States Louisiana	9.9%-11.4% Electric; 10.0%-11.0% Gas

Entergy Louisiana	9.45% - 11.05%

Entergy Mississippi	9.88% - 12.01%

Entergy New Orleans	10.7% - 11.5% Electric; 10.25% - 11.25% Gas

Entergy Texas	9.8%

The Utility operating companies’ base rate, fuel and purchased power cost recovery, and storm cost recovery proceedings are discussed in Note 2 to the financial statements.

Federal Regulation

Independent Coordinator of Transmission

In 2000 the FERC issued an order encouraging utilities to voluntarily place their transmission facilities under the control of independent RTOs (regional transmission organizations).  Delays in implementing the FERC RTO order occurred due to a variety of reasons, including the fact that utility companies, other stakeholders, and federal and state regulators have had to work to resolve various issues related to the establishment of such RTOs.  In November 2006, the Utility operating companies installed the Southwest Power Pool (SPP), an RTO, as their Independent Coordinator of Transmission (ICT).  The ICT structure approved by FERC is not an RTO under FERC Order No. 2000 and installation of the ICT did not transfer control of the Entergy transmission system to the ICT.  Instead, the ICT performs some, but not all, of the functions performed by a typical RTO, as well as certain functions unique to the Entergy transmission system. In particular, the ICT was vested with responsibility for:

•	granting or denying transmission service on the Utility operating companies’ transmission system.
•	administering the Utility operating companies’ OASIS node for purposes of processing and evaluating transmission service requests.
•
developing a base plan for the Utility operating companies’ transmission system and deciding whether costs of transmission upgrades should be rolled into the Utility operating companies’ transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed.

•	serving as the reliability coordinator for the Entergy transmission system.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	overseeing the operation of the weekly procurement process (WPP).
•
evaluating interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments, pursuant to a detailed methodology.  The ICT agreement also clarifies the rights that customers receive when they fund a supplemental upgrade.

The FERC, in conjunction with the APSC, the LPSC, the MPSC, the PUCT, and the City Council, hosted a conference on June 24, 2009, to discuss the ICT arrangement and transmission access on the Entergy transmission system.  During the conference, several issues were raised by regulators and market participants, including the adequacy of the Utility operating companies’ capital investment in the transmission system, the Utility operating companies’ compliance with the existing North American Electric Reliability Corporation (NERC) reliability planning standards, the availability of transmission service across the system, and whether the Utility operating companies could have purchased lower cost power from merchant generators located on the transmission system rather than running their older generating facilities.  On July 20, 2009, the Utility operating companies filed comments with the FERC responding to the issues raised during the conference.  The comments explained that: 1) the Utility operating companies believe that the ICT arrangement has fulfilled its objectives; 2) the Utility operating companies’ transmission planning practices comply with laws and regulations regarding the planning and operation of the transmission system; and 3) these planning practices have resulted in a system that meets applicable reliability standards and is sufficiently robust to allow the Utility operating companies both to substantially increase the amount of transmission service available to third parties and to make significant amounts of economic purchases from the wholesale market for the benefit of the Utility operating companies’ retail customers.   The Utility operating companies also explained that, as with other transmission systems, there are certain times during which congestion occurs on the Utility operating companies’ transmission system that limits the ability of the Utility operating companies as well as other parties to fully utilize the generating resources that have been granted transmission service.  Additionally, the Utility operating companies committed in their response to exploring and working on potential reforms or alternatives for the ICT arrangement.  The Utility operating companies’ comments also recognized that NERC was in the process of amending certain of its transmission reliability planning standards and that the amended standards, if approved by the FERC, will result in more stringent transmission planning criteria being applicable in the future.  The FERC may also make other changes to transmission reliability standards.  Changes to the reliability standards could result in increased capital expenditures by the Utility operating companies.

In 2009 the Entergy Regional State Committee (E-RSC), which is comprised of representatives from all of the Utility operating companies' retail regulators, was formed to consider issues related to the ICT and Entergy's transmission system.  Among other things, the E-RSC in concert with the FERC conducted a cost/benefit analysis comparing the ICT arrangement to other transmission proposals, including participation in an RTO.

In November 2010 the FERC issued an order accepting the Utility operating companies’ proposal to extend the ICT arrangement with SPP until November 2012.  In addition, in December 2010 the FERC issued an order that granted the E-RSC additional authority over transmission upgrades and cost allocation.  In July 2012 the LPSC approved, subject to conditions, Entergy Gulf States Louisiana’s and Entergy Louisiana’s request to extend the ICT arrangement and to transition to MISO as the provider of ICT services effective as of November 2012 and continuing until the Utility operating companies join the MISO RTO, or December 31, 2013, whichever occurs first.  In January 2013 the LPSC approved the use of a market monitor as part of the ICT services to be provided by MISO.

In October 2012 the FERC accepted the Utility operating companies’ proposal for (a) an interim extension of the ICT arrangement through and until the earlier of December 31, 2014 or the date the proposed transfer of functional control of the Utility operating companies’ transmission assets to the MISO RTO is completed and (b) the transfer from SPP to MISO as the provider of ICT services, effective December 1, 2012.  In December 2012 the FERC issued an order accepting further revisions to the Utility operating companies’ OATT, including a Monitoring Plan and Retention Agreement, to establish Potomac Economics Ltd., MISO’s current market monitor, as an independent Transmission Service Monitor for the Entergy transmission system, effective as of December 1, 2012.  Potomac will monitor actions of Entergy and transmission customers within the Entergy region as related to systems operations, reliability coordination, transmission planning, and transmission reservations and scheduling.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Utility Operating Company Notices of Termination of System Agreement Participation

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

In February 2009, Entergy Arkansas and Entergy Mississippi filed with the FERC their notices of cancellation to terminate their participation in the System Agreement, effective December 18, 2013 and November 7, 2015, respectively.  While the FERC had indicated previously that the notices should be filed 18 months prior to Entergy Arkansas’s termination (approximately mid-2012), the filing explains that resolving this issue now, rather than later, is important to ensure that informed long-term resource planning decisions can be made during the years leading up to Entergy Arkansas’s withdrawal and that all of the Utility operating companies are properly positioned to continue to operate reliably following Entergy Arkansas’s and, eventually, Entergy Mississippi’s, departure from the System Agreement.

In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96-month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal.  In February 2011, the FERC denied the LPSC’s and the City Council’s rehearing requests.  In September and October 2012, the U.S. Court of Appeals for the D.C. Circuit denied the LPSC’s and the City Council’s appeals of the FERC decisions.  In January 2013, the LPSC and the City Council filed a petition for a writ of certiorari with the U.S. Supreme Court.

In November 2012 the Utility operating companies filed amendments to the System Agreement with the FERC pursuant to section 205 of the Federal Power Act.  The amendments consist primarily of the technical revisions needed to the System Agreement to (i) allocate certain charges and credits from the MISO settlement statements to the participating Utility operating companies; and (ii) address Entergy Arkansas’s withdrawal from the System Agreement.  As noted in the filing, the Utility operating companies’ plan to integrate into MISO and the revisions to the System Agreement are the main feature of the Utility operating companies’ future operating arrangements, including the successor arrangements with respect to the departure of Entergy Arkansas

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

from the System Agreement.  Additional aspects of the Utility operating companies’ future operating arrangements will be addressed in other FERC dockets related to the allocation of the Ouachita plant transmission upgrade costs and the upcoming filings at the FERC related to the rates, terms, and conditions under which the Utility operating companies will join MISO.   The LPSC, MPSC, PUCT, and City Council filed protests at the FERC regarding the amendments filed in November 2012 and other aspects of the Utility operating companies’ future operating arrangements, including requests that the continued viability of the System Agreement in MISO (among other issues) be set for hearing by the FERC.

See also the discussion of the order of the PUCT concerning Entergy Texas’s proposal to join MISO discussed further in the “Federal Regulation – Entergy’s Proposal to Join MISO” section below.

Entergy’s Proposal to Join MISO

On April 25, 2011, Entergy announced that each of the Utility operating companies propose joining MISO, which is expected to provide long-term benefits for the customers of each of the Utility operating companies.  MISO is an RTO that operates in eleven U.S. states (Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, North Dakota, South Dakota, and Wisconsin) and also in Canada.  Each of the Utility operating companies filed an application with its retail regulator concerning the proposal to join MISO and transfer control of each company’s transmission assets to MISO. The applications to join MISO sought a finding that membership in MISO is in the public interest. Becoming a member of MISO will not affect the ownership by the Utility operating companies of their transmission facilities or the responsibility for maintaining those facilities. Once the Utility operating companies are fully integrated as members, however, MISO will assume control of transmission planning and congestion management and, through its Day 2 market, MISO will provide schedules and pricing for the commitment and dispatch of generation that is offered into MISO’s markets, as well as pricing for load that bids into the market.

The LPSC voted to grant Entergy Gulf States Louisiana’s and Entergy Louisiana’s application for transfer of control to MISO, subject to conditions, in May 2012 and issued its order in June 2012.

On October 26, 2012, the APSC authorized Entergy Arkansas to sign the MISO Transmission Owners Agreement, which Entergy Arkansas has now done, and move forward with the MISO integration process. The APSC stated in its order that it would give conditional approval of Entergy Arkansas’s application upon MISO’s filing with the APSC proof of approval by the appropriate MISO entities of certain governance enhancements.  On October 31, 2012, MISO filed with the APSC proof of approval of the governance enhancements and requested a finding of compliance and approval of Entergy Arkansas's application.  On November 21, 2012, the APSC issued an order requiring that MISO file a “higher level of proof” that the MISO Transmission Owners have “officially approved and adopted” one of the proposed governance enhancements in the form of sworn compliance testimony, or a sworn affidavit, from the chairman of the MISO Transmission Owners Committee.  On January 7, 2013, MISO filed its Motion for Finding of Compliance with the APSC’s order, with supporting testimony, including a copy of the testimony of the Chairman of the MISO Transmission Owners Committee in support of a filing at the FERC made January 4, 2013, on behalf of MISO and a majority of its transmission owners, jointly submitting changes to Appendix K of the MISO Transmission Owner Agreement to implement the governance enhancements.  MISO stated that the evidence submitted to the APSC showed that a majority of the MISO Transmission Owners have adopted and approved the MISO governance enhancements and the joint filing submitted to FERC on January 4, 2013, and asked that the APSC find MISO in compliance with the conditions of the APSC’s October 26, 2012 order, and that the APSC expeditiously enter an order approving Entergy Arkansas’s application to join MISO.

On January 23, 2013, Entergy Arkansas filed a Motion to Discontinue Activities Necessary to Operate as a True Stand-Alone Electric Utility, with supporting testimony, in which Entergy Arkansas requested an order from the APSC authorizing it to drop the stand-alone option by March 1, 2013.  Consistent with the conditions enumerated in a previous APSC order, Entergy Arkansas’s testimony stated that there is a low risk that MISO’s integration of Entergy Arkansas will not be successfully completed on time.

In September 2012, Entergy Mississippi and the Mississippi Public Utilities Staff filed a joint stipulation indicating that they agree that Entergy Mississippi’s proposed transfer of functional control of its transmission facilities to MISO is in the public interest, subject to certain contingencies and conditions.  In November 2012 the MPSC issued an order approving a joint stipulation filed by Entergy Mississippi and the Mississippi Public Utilities Staff, concluding that Entergy Mississippi’s proposed transfer of functional control of its transmission facilities is in the public interest, subject to certain conditions.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In November 2012 the City Council issued a resolution concerning the application of Entergy New Orleans.  In its resolution, the City Council approved a settlement agreement agreed to by Entergy New Orleans, Entergy Louisiana, MISO, and the advisors to the City Council related to joining MISO and found that it is in the public interest for Entergy New Orleans and Entergy Louisiana to join MISO, subject to certain conditions.

Entergy Texas submitted its change of control filing in April 2012.  In August 2012 parties in the PUCT proceeding, with the exception of Southwest Power Pool, filed a non-unanimous settlement. The substance of the settlement is that it is in the public interest for Entergy Texas to transfer operational control of its transmission facilities to MISO under certain conditions.  In October 2012 the PUCT issued an order approving the transfer as in the public interest, subject to the terms and conditions in the settlement, with several additional terms and conditions requested by the PUCT and agreed to by the settling parties.  In particular, the settlement and the PUCT order require Entergy Texas, unless otherwise directed by the PUCT, to provide by October 31, 2013 its notice to exit the System Agreement, subject to certain conditions.  In addition, the PUCT order requires Entergy Texas, as well as Entergy Corporation and Entergy Services, Inc., to exercise reasonable best efforts to engage the Utility operating companies and their retail regulators in searching for a consensual means, subject to FERC approval, of allowing Entergy Texas to exit the System Agreement prior to the end of the mandatory 96-month notice period.

With these actions on the applications, the Utility operating companies have obtained from all of the retail regulators the public interest findings sought by the Utility operating companies in order to move forward with their plan to join MISO.  Each of the retail regulators’ orders includes conditions, some of which entail compliance prospectively.

In December 2012 the PUCT Staff filed a memo in the proceeding established by the PUCT to track compliance with its October 2012 order.  In the memo, the PUCT Staff expressed concerns about the effect of Entergy Texas’s exit from the System Agreement on power purchase agreements for gas and oil-fired generation units owned by Entergy Texas and Entergy Gulf States Louisiana that were entered into upon the December 2007 jurisdictional separation of Entergy Gulf States, Inc. and, further, expressed concerns about the implications of these issues as they relate to the continuing validity of the PUCT’s October 2012 order regarding MISO.  Entergy Texas subsequently filed a position statement relating that Entergy Texas’s exit from the System Agreement would trigger the termination of the power purchase agreements of concern to the PUCT Staff.  Entergy Texas expressed its continuing commitment to work collaboratively with the PUCT Staff and other parties to address ongoing issues and challenges in implementing the PUCT order including any potential impact from termination of the power purchase agreements.  In January 2013, Entergy Texas filed an updated analysis of the effect of termination of the power purchase agreements indicating that termination would have little or no effect on Entergy Texas’s costs.  An independent consultant has been retained to assist the PUCT Staff in its assessment of the analysis.

The FERC filings related to the terms and conditions of integrating the Utility operating companies into MISO are planned to be made by mid-2013.  The target implementation date for joining MISO is December 2013.  Entergy believes that the decision to join MISO should be evaluated separately from and independent of the decision regarding the proposed transaction with ITC, and Entergy plans to continue to pursue the MISO proposal and the planned spin-off or split-off exchange offer and merger of Entergy’s Transmission Business with ITC on parallel regulatory paths.

In addition to the FERC filings planned to be made by mid-2013, there are a number of proceedings pending at FERC related to the Utility operating companies’ proposal to join MISO.  In April 2012 the FERC conditionally accepted MISO’s proposal related to the allocation of transmission upgrade costs in connection with the transition and integration of the Utility operating companies into MISO.  In November 2012 the FERC issued an order denying the requests for rehearing of the April 2012 order, and conditionally accepting MISO’s May 2012 compliance filing, subject to a further compliance filing due within 30 days of the date of the November 2012 Order.  In December 2012, MISO and the MISO Transmission Owners submitted to FERC a request for rehearing and proposed revisions to the MISO Tariff in compliance with FERC’s November 2012 order.   The request for rehearing and compliance filing are pending at FERC.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In addition, the Utility operating companies have proposed giving authority to the E-RSC, upon unanimous vote and within the first five years after the Utility operating companies join the MISO RTO, (i) to require the Utility operating companies to file with the FERC a proposed allocation of certain transmission upgrade costs among the Utility operating companies’ transmission pricing zones that would differ from the allocation that would occur under the MISO OATT and (ii) to direct the Utility operating companies as transmission owners to add projects to MISO’s transmission expansion plan.  On January 4, 2013, MISO submitted a filing with the FERC to give the Organization of MISO States, Inc. enhanced authority for determining transmission cost allocation methodologies to be filed pursuant to section 205 of the Federal Power Act.

On January 17, 2013, Occidental Chemical Corporation filed a complaint against MISO and a petition for declaratory judgment, both with the FERC, alleging that MISO’s proposed treatment of Qualifying Facilities (QFs) in the Entergy region is unduly discriminatory in violation of sections 205 and 206 of the Federal Power Act and violates PURPA and the FERC’s implementing regulations.   Occidental’s filing asks that the FERC declare that MISO’s QF integration plan is unlawful, find that the plan cannot be implemented because MISO did not file it pursuant to section 205 of the Federal Power Act, and direct that MISO modify certain aspects of the plan.  On February 14, 2013, Entergy sought to intervene and filed an answer to these pleadings.  On January 22, 2013, the MPSC, APSC, and City Council filed a petition for declaratory order with the FERC requesting that the FERC determine whether the avoided cost calculation methodology proposed in an LPSC proceeding by Entergy Services, on behalf of Entergy Gulf States Louisiana and Entergy Louisiana, complies with PURPA and the FERC’s implementing regulations.  On February 21, 2013, Entergy Services intervened and filed an answer to the petition for declaratory order.

Entergy’s initial filings with its retail regulators estimated that the transition and implementation costs of joining the MISO RTO could be up to $105 million if all of the Utility operating companies join the MISO RTO, most of which will be spent in late 2012 and 2013.  Maintaining the viability of the alternatives of Entergy Arkansas joining the MISO RTO alone or standing alone within an ICT arrangement is expected to result in an additional cost of approximately $35 million, for a total estimated cost of up to $140 million.  This amount could increase with extended litigation in various regulatory proceedings.  It is expected that costs will be incurred to obtain regulatory approvals, to revise or implement commercial and legal agreements, to integrate transmission and generation facilities, to develop back-office accounting and settlement systems, and to build out communications infrastructure.

FERC Reliability Standards Investigation

FERC’s Division of Investigations is conducting an investigation of certain issues relating to the Utility operating companies compliance with certain reliability standards related to protective system maintenance, facility ratings and modeling, training, and communications.  In November 2012 the FERC issued a
“Staff Notice of Alleged Violations” stating that the Division of Investigations’ staff has preliminarily determined that Entergy Services violated thirty-three requirements of sixteen reliability standards by failing to adequately perform certain functions.  Entergy Services is in the process of responding to the staff’s concerns.  The Energy Policy Act of 2005 provides authority to impose civil penalties for violations of the Federal Power Act and FERC regulations.

U.S. Department of Justice Investigation

In September 2010, Entergy was notified that the U.S. Department of Justice had commenced a civil investigation of competitive issues concerning certain generation procurement, dispatch, and transmission system practices and policies of the Utility operating companies. In November 2012 the U.S. Department of Justice issued a press release in which the U.S. Department of Justice stated, among other things, that the civil investigation concerning certain generation procurement, dispatch, and transmission

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

system practices and policies of the Utility operating companies would remain open.  The release noted, however, the intention of each of the Utility operating companies to join MISO and Entergy’s agreement with ITC to undertake the spin-off and merger of Entergy’s transmission business.  The release stated that if Entergy follows through on these matters, the U.S. Department of Justice’s concerns will be resolved. The release further stated that the U.S. Department of Justice will monitor developments, and in the event that Entergy does not make meaningful progress, the U.S. Department of Justice can and will take appropriate enforcement action, if warranted.

Market and Credit Risk Sensitive Instruments

Market risk is the risk of changes in the value of commodity and financial instruments, or in future net income or cash flows, in response to changing market conditions.  Entergy holds commodity and financial instruments that are exposed to the following significant market risks.

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

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, put and/or call options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value,

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

and sensitivity are provided to show potential variations.  While the sensitivity reflects the minimum, it does not reflect the total maximum upside potential from higher market prices.  The information contained in the table below represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of December 31, 2012.

Entergy Wholesale Commodities Nuclear Portfolio

	2013	2014	2015	2016	2017

Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	42%	22%	12%	12%	13%
Unit-contingent with availability guarantees (c)	19%	15%	13%	13%	13%
Firm LD (d)	24%	55%	14%	-%	-%
Offsetting positions (e)	-%	(19%)	-%	-%	-%
Total	85%	73%	39%	25%	26%
Planned generation (TWh) (f) (g)	40	41	41	40	41
Average revenue per MWh on contracted volumes:
Minimum	$45	$44	$45	$50	$51
Expected based on market prices as of Dec. 31, 2012	$46	$45	$47	$51	$52
Sensitivity: -/+ $10 per MWh market price change	$45-$48	$44-$48	$45-$52	$50-$53	$51-$54

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	16%	16%	16%	16%	16%
Capacity contracts (j)	33%	13%	12%	5%	-%
Total	49%	29%	28%	21%	16%
Planned net MW in operation (g) (k)	5,011	5,011	5,011	5,011	5,011
Average revenue under contract per kW per month (applies to Capacity contracts only)	$2.3	$2.9	$3.3	$3.4	$-

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$48	$45	$45	$47	$48
Sensitivity: -/+ $10 per MWh market price change	$47-$51	$42-$50	$38-$52	$40-$55	$41-$56

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2013	2014	2015	2016	2017

Energy
Percent of planned generation under contract (a):
Cost-based contracts (l)	39%	32%	35%	32%	32%
Firm LD (d)	6%	6%	6%	6%	6%
Total	45%	38%	41%	38%	38%
Planned generation (TWh) (f) (m)	6	6	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (l)	29%	24%	24%	24%	26%
Bundled capacity and energy contracts (i)	8%	8%	8%	8%	9%
Capacity contracts (j)	48%	47%	48%	20%	-%
Total	85%	79%	80%	52%	35%
Planned net MW in operation (k) (m)	1,052	1,052	1,052	1,052	977

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights.

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

(d)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract, a portion of which may be capped through the use of risk management products.

(e)	Transactions for the purchase of energy, generally to offset a firm LD transaction.
(f)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that effect dispatch.
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

(h)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.
(i)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.
(j)	A contract for the sale of an installed capacity product in a regional market.
(k)	Amount of capacity to be available to generate power and/or sell capacity considering uprates planned to be completed during the year.
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

(m)
Non-nuclear planned generation and net MW in operation include purchases from affiliated and non-affiliated counterparties under long-term contracts and exclude energy and capacity from Entergy Wholesale Commodities’ wind investment and from the 544 MW Ritchie plant that is not planned to operate.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $125 million in 2013 and would have had a corresponding effect on pre-tax net income of $48 million in 2012.

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, NYPA and the subsidiaries that own the FitzPatrick and Indian Point 3 plants amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, the Entergy subsidiaries agreed to make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

million.  The annual payment for each year’s output is due by January 15 of the following year.  Entergy will record the liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  In 2012, 2011, and 2010, Entergy Wholesale Commodities recorded a liability of approximately $72 million for generation during each of those years.  An amount equal to the liability was recorded each year to the plant asset account as contingent purchase price consideration for the plants.  This amount will be depreciated over the expected remaining useful life of the plants.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At December 31, 2012, based on power prices at that time, Entergy had liquidity exposure of $203 million under the guarantees in place supporting Entergy Wholesale Commodities transactions, $20 million of guarantees that support letters of credit, and $7 million of posted cash collateral to the ISOs.  As of December 31, 2012, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $106 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2012, Entergy would have been required to provide approximately $48 million of additional cash or letters of credit under some of the agreements.

As of December 31, 2012, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2016 have public investment grade credit ratings.

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

With the issuance of the three orders, the NRC also provided members of the public an opportunity to request a hearing.  Two established anti-nuclear groups, Pilgrim Watch and Beyond Nuclear, filed hearing requests, focused on Pilgrim, regarding two of the three orders.  These requests sought to have the NRC impose expanded remedial requirements to address the issues raised by the NRC’s orders.  Beyond Nuclear subsequently withdrew its hearing request and the NRC’s ASLB denied Pilgrim Watch’s hearing request.  Pilgrim Watch appealed the Board’s decision to the NRC, which affirmed the Board’s decision in January 2013.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Nuclear Decommissioning Costs

Entergy subsidiaries own nuclear generation facilities in both the Utility and Entergy Wholesale Commodities business units.  Regulations require Entergy subsidiaries to decommission the nuclear power plants after each facility is taken out of service, and money is collected and deposited in trust funds during the facilities’ operating lives in order to provide for this obligation.  Entergy conducts periodic decommissioning cost studies to estimate the costs that will be incurred to decommission the facilities.  The following key assumptions have a significant effect on these estimates.

•
Cost Escalation Factors - Entergy’s current decommissioning cost studies include an assumption that decommissioning costs will escalate over present cost levels by factors ranging from approximately 2.0% to 3.25%.  A 50 basis point change in this assumption could change the estimated present value of the decommissioning liabilities by approximately 10% to 18%.  To the extent that a high probability of license renewal is assumed, a change in the estimated inflation or cost escalation rate has a larger effect on the undiscounted cash flows because the rate of inflation is factored into the calculation for a longer period of time.

•
Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning.  First, the date of the plant’s retirement must be estimated.  A high probability that the plant’s license will be renewed and the plant will operate for some time beyond the original license term has currently been assumed for purposes of calculating the decommissioning liability for a number of Entergy’s nuclear units.  Second, an assumption must be made whether decommissioning will begin immediately upon plant retirement, or whether the plant will be held in SAFSTOR status for later decommissioning, as permitted by applicable regulations.  SAFSTOR is decommissioning a facility by placing it in a safe, stable condition that is maintained until it is subsequently decontaminated and dismantled to levels that permit license termination, normally within 60 years from permanent cessation of operations.  While the effect of these assumptions cannot be determined with precision, a change of assumption of either the probability of license renewal, continued operation,  or use of a SAFSTOR period can possibly change the present value of these obligations.  Future revisions to appropriately reflect changes needed to the estimate of decommissioning costs will immediately affect net income for non-rate-regulated portions of Entergy’s business, and then only to the extent that the estimate of any reduction in the liability exceeds the amount of the undepreciated asset retirement cost at the date of the revision.  Any increases in the liability recorded due to such changes are capitalized as asset retirement costs and depreciated over the asset’s remaining economic life.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
Spent Fuel Disposal - Federal law requires the DOE to provide for the permanent storage of spent nuclear fuel, and legislation has been passed by Congress to develop a repository at Yucca Mountain, Nevada. However, hearings on the repository’s NRC license have been suspended indefinitely. The DOE has not yet begun accepting spent nuclear fuel and is in non-compliance with federal law.  The DOE continues to delay meeting its obligation and Entergy is continuing to pursue damages claims against the DOE for its failure to provide timely spent fuel storage.  Until a federal site is available, however, nuclear plant operators must provide for interim spent fuel storage on the nuclear plant site, which can require the construction and maintenance of dry cask storage sites or other facilities.  The costs of developing and maintaining these facilities during the decommissioning period can have a significant effect (as much as an average of 20% to 30% of total estimated decommissioning costs).  Entergy’s decommissioning studies may include cost estimates for spent fuel storage.  However, these estimates could change in the future based on the timing of the opening of an appropriate facility designated by the federal government to receive spent nuclear fuel.

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

           In the fourth quarter 2011, Entergy Wholesale Commodities recorded a reduction of $34.1 million in its decommissioning cost liability for a plant as a result of a revised decommissioning cost study obtained to comply with a state regulatory requirement.  The revised cost study resulted in a change in the undiscounted cash flows and a credit to decommissioning expense of $34.1 million, reflecting the excess of the reduction in the liability over the amount of undepreciated assets.

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

Impairment of Long-lived Assets and Trust Fund Investments

Entergy has significant investments in long-lived assets in all of its segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment whenever there are indications that impairments may exist.  This evaluation involves a significant degree of estimation and uncertainty.  In the Entergy Wholesale Commodities business, Entergy’s investments in merchant nuclear generation assets are subject to impairment if adverse market conditions arise, if a unit plans to cease, or ceases, operation sooner than expected, or for certain units if their operating licenses are not renewed.  Entergy’s investments in merchant non-nuclear generation assets are subject to impairment if adverse market conditions arise or if a unit plans to cease, or ceases, operation sooner than expected.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy evaluates unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other than temporary impairments relating to credit losses on debt securities in 2012, 2011, or 2010.  The assessment of whether an investment in an equity security has suffered an other than temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  As discussed in Note 1 to the financial statements, unrealized losses that are not considered temporarily impaired are recorded in earnings for Entergy Wholesale Commodities.  Entergy Wholesale Commodities did not record material charges to other income in 2012, 2011, and 2010, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.  Additional impairments could be recorded in 2013 to the extent that then current market conditions change the evaluation of recoverability of unrealized losses.

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

           The retirement and mortality rate assumptions are reviewed every three to five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2011 actuarial study reviewed plan experience from 2007 through 2010.  As a result of the 2011 actuarial study, changes were made to reflect the expectation that participants have longer life expectancies and different retirement patterns than previously assumed.  These changes are reflected in the December 31, 2012 and December 31, 2011 financial disclosures.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy’s projected stream of benefit payments.  Based on recent market trends, the discount rates used to calculate its 2012 qualified pension benefit obligation and 2013 qualified pension cost ranged from 4.31% to 4.50%  for its specific pension plans (4.36% combined rate for all pension plans).   The discount rates used to calculate its 2011 qualified pension benefit obligation and 2012 qualified pension cost ranged from 5.1% to 5.2% for its specific pension plans (5.1% combined rate for all pension plans).  The discount rate used to calculate its other 2012 postretirement benefit obligation and 2013 postretirement benefit cost was 4.36%.  The discount rate used to calculate its 2011 other postretirement benefit obligation and 2012 postretirement benefit cost was 5.1%.

Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  Based on this review, Entergy’s assumed health care cost trend rate assumption used in measuring the December 31, 2012 accumulated postretirement benefit obligation and 2013 postretirement cost was 7.50% for pre-65 retirees and 7.25% for post-65 retirees for 2013, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees.  Entergy’s health care cost trend rate assumption used in measuring the December 31, 2011 accumulated postretirement benefit obligation and 2012 postretirement cost was 7.75% for pre-65 retirees and 7.5% for post-65 retirees for 2012, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees.

The assumed rate of increase in future compensation levels used to calculate 2012 and 2011 benefit obligations was 4.23%.

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

The current target allocations for Entergy’s non-taxable postretirement benefit assets are 65% equity securities and 35% fixed-income securities and, for its taxable other postretirement benefit assets, 65% equity securities and 35% fixed-income securities.  This takes into account asset allocation adjustments that were made during 2012.

Entergy’s expected long term rate of return on qualified pension assets used to calculate 2012, 2011 and 2010 qualified pension costs was 8.5% and will be 8.5% for 2013.  Entergy’s expected long term rate of return on non-taxable other postretirement assets used to calculate other postretirement costs was 8.5% for 2012 and 2011, 7.75% for 2010 and will be 8.5% for 2013.  For Entergy’s taxable postretirement assets, the expected long term rate of return was 6.5% for 2012, 5.5% for 2011 and 2010, and will be 6.5% in 2013.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified pension projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$20,142	$229,473
Rate of return on plan assets	(0.25%)	$9,337	$-
Rate of increase in compensation	0.25%	$8,512	$48,036

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$8,061	$72,947
Health care cost trend	0.25%	$11,422	$64,967

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

Costs and Funding

In 2012, Entergy’s total qualified pension cost was $264 million.  Entergy anticipates 2013 qualified pension cost to be $332 million.  Pension funding was approximately $170.5 million for 2012.  Entergy’s contributions to the pension trust are currently estimated to be approximately $163.3 million in 2013, although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

The Moving Ahead for Progress in the 21st Century Act (MAP-21) became federal law on July 6, 2012.  Under the law, the segment rates used to calculate funding liabilities must be within a corridor of the 25-year average of prior segment rates.  The interest rate corridor applies to the determination of minimum funding requirements and benefit restrictions.  The pension funding stabilization provisions will provide for a near-term reduction in minimum funding requirements for single employer defined benefit plans in response to the current, historically low interest rates.  The law does not reduce contribution requirements over the long term, and it is likely that Entergy’s contributions to the pension trust will increase after 2013.

Total postretirement health care and life insurance benefit costs for Entergy in 2012 were $138.4 million, including $31.2 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy expects 2013 postretirement health care and life insurance benefit costs to be $146.8 million.  This includes a projected $34 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy contributed $82.2 million to its postretirement plans in 2012.  Entergy’s current estimate of contributions to its other postretirement plans is approximately $82.5 million in 2013.

Federal Healthcare Legislation

The Patient Protection and Affordable Care Act (PPACA) became federal law on March 23, 2010, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 became federal law and amended certain provisions of the PPACA.  These new federal laws change the law governing employer-sponsored group health plans, like Entergy's plans, and include, among other things, the following significant provisions.

•	A 40% excise tax on per capita medical benefit costs that exceed certain thresholds;
•	Change in coverage limits for dependents; and
•	Elimination of lifetime caps.

The effect of PPACA has been reflected based on Entergy’s understanding of current guidance on the rules and regulations. However, there are still many technical issues that have not been finalized.  Entergy will continue to monitor these developments to determine the possible impact on Entergy as a result of PPACA.  Entergy is participating in the programs currently provided for under PPACA, such as the early retiree reinsurance program, which has provided for some limited reimbursements of certain claims for early retirees aged 55 to 64 who are not yet eligible for Medicare.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Contingencies

As a company with multi-state utility operations, Entergy is subject to a number of federal and state laws and regulations and other factors and conditions in the areas in which it operates, which potentially subject it to environmental, litigation, and other risks.  Entergy periodically evaluates its exposure for such risks and records a reserve for those matters which are considered probable and estimable in accordance with generally accepted accounting principles.

Environmental

Entergy must comply with environmental laws and regulations applicable to air emissions, water discharges, solid and hazardous waste, toxic substances, protected species, and other environmental matters.  Under these various laws and regulations, Entergy could incur substantial costs to comply or address any impacts to the environment.  Entergy conducts studies to determine the extent of any required remediation and has recorded reserves based upon its evaluation of the likelihood of loss and expected dollar amount for each issue.  Additional sites or issues could be identified which require environmental remediation or corrective action for which Entergy could be liable.  The amounts of environmental reserves recorded can be significantly affected by the following external events or conditions.

•
Changes to existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.

•	The identification of additional impacts, sites, issues, or the filing of other complaints in which Entergy may be asserted to be a potentially responsible party.
•	The resolution or progression of existing matters through the court system or resolution by the EPA or relevant state or local authority.

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

Entergy management assesses the design and effectiveness of Entergy’s internal control over financial reporting on an annual basis.  In making this assessment, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Management acknowledges, however, that all internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance with respect to financial statement preparation and presentation.

Entergy Corporation and the Registrant Subsidiaries’ independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy’s internal control over financial reporting as of December 31, 2012, which is included herein on pages 416 through 423.

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

Based on management’s assessment of internal controls using the COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2012.  Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.
LEO P. DENAULT Chairman of the Board and Chief Executive Officer of Entergy Corporation	ANDREW S. MARSH Executive Vice President and Chief Financial Officer of Entergy Corporation
HUGH T. MCDONALD Chairman of the Board, President, and Chief Executive Officer of Entergy Arkansas, Inc.	PHILLIP R. MAY, JR. Chairman of the Board, President, and Chief Executive Officer of Entergy Gulf States Louisiana, L.L.C. and Entergy Louisiana, LLC
HALEY R. FISACKERLY Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, Inc.	CHARLES L. RICE, JR. Chairman of the Board, President and Chief Executive Officer of Entergy New Orleans, Inc.
SALLIE T. RAINER Chair of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.	JEFFREY S. FORBES Chairman of the Board, President, and Chief Executive Officer of System Energy Resources, Inc.

ALYSON M. MOUNT
Senior Vice President and Chief Accounting Officer (and acting principal financial officer) of Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and Entergy Texas, Inc.
WANDA C. CURRY Vice President and Chief Financial Officer of System Energy Resources, Inc.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2012	2011	2010	2009	2008
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$10,302,079	$11,229,073	$11,487,577	$10,745,650	$13,093,756
Income from continuing operations	$868,363	$1,367,372	$1,270,305	$1,251,050	$1,240,535
Earnings per share from continuing operations:
Basic	$4.77	$7.59	$6.72	$6.39	$6.39
Diluted	$4.76	$7.55	$6.66	$6.30	$6.20
Dividends declared per share	$3.32	$3.32	$3.24	$3.00	$3.00
Return on common equity	9.33%	15.43%	14.61%	14.85%	15.42%
Book value per share, year-end	$51.72	$50.81	$47.53	$45.54	$42.07
Total assets	$43,202,502	$40,701,699	$38,685,276	$37,561,953	$36,616,818
Long-term obligations (1)	$12,141,370	$10,268,645	$11,575,973	$11,277,314	$11,734,411

(1) Includes long-term debt (excluding currently maturing debt), noncurrent capital lease obligations, and subsidiary preferred stock without sinking fund that is not presented as equity on the balance sheet.

	2012	2011	2010	2009	2008
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$3,022	$3,369	$3,375	$2,999	$3,610
Commercial	2,174	2,333	2,317	2,184	2,735
Industrial	2,034	2,307	2,207	1,997	2,933
Governmental	198	205	212	204	248
Total retail	7,428	8,214	8,111	7,384	9,526
Sales for resale	179	216	389	206	325
Other	264	244	241	290	222
Total	$7,871	$8,674	$8,741	$7,880	$10,073
Utility Billed Electric Energy Sales (GWh):
Residential	34,664	36,684	37,465	33,626	33,047
Commercial	28,724	28,720	28,831	27,476	27,340
Industrial	41,181	40,810	38,751	35,638	37,843
Governmental	2,435	2,474	2,463	2,408	2,379
Total retail	107,004	108,688	107,510	99,148	100,609
Sales for resale	3,200	4,111	4,372	4,862	5,401
Total	110,204	112,799	111,882	104,010	106,010

Entergy Wholesale Commodities:
Operating Revenues	$2,326	$2,414	$2,566	$2,711	$2,794
Billed Electric Energy Sales (GWh)	46,178	43,497	42,934	43,743	44,875

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of changes in equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$7,870,649	$8,673,517	$8,740,637
Natural gas	130,836	165,819	197,658
Competitive businesses	2,300,594	2,389,737	2,549,282
TOTAL	10,302,079	11,229,073	11,487,577

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	2,036,835	2,492,714	2,518,582
Purchased power	1,255,800	1,564,967	1,659,416
Nuclear refueling outage expenses	245,600	255,618	256,123
Asset impairment	355,524	-	-
Other operation and maintenance	3,045,392	2,867,758	2,969,402
Decommissioning	184,760	190,595	211,736
Taxes other than income taxes	557,298	536,026	534,299
Depreciation and amortization	1,144,585	1,102,202	1,069,894
Other regulatory charges - net	175,104	205,959	44,921
TOTAL	9,000,898	9,215,839	9,264,373

Gain on sale of business	-	-	44,173

OPERATING INCOME	1,301,181	2,013,234	2,267,377

OTHER INCOME
Allowance for equity funds used during construction	92,759	84,305	59,381
Interest and investment income	127,776	128,994	184,077
Miscellaneous - net	(53,214)	(59,271)	(48,124)
TOTAL	167,321	154,028	195,334

INTEREST EXPENSE
Interest expense	606,596	551,521	610,146
Allowance for borrowed funds used during construction	(37,312)	(37,894)	(34,979)
TOTAL	569,284	513,627	575,167

INCOME BEFORE INCOME TAXES	899,218	1,653,635	1,887,544

Income taxes	30,855	286,263	617,239

CONSOLIDATED NET INCOME	868,363	1,367,372	1,270,305

Preferred dividend requirements of subsidiaries	21,690	20,933	20,063

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$846,673	$1,346,439	$1,250,242

Earnings per average common share:
Basic	$4.77	$7.59	$6.72
Diluted	$4.76	$7.55	$6.66
Dividends declared per common share	$3.32	$3.32	$3.24

Basic average number of common shares outstanding	177,324,813	177,430,208	186,010,452
Diluted average number of common shares outstanding	177,737,565	178,370,695	187,814,235

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

Net Income	$868,363	$1,367,372	$1,270,305

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($55,750), $34,411, and ($7,088)	(97,591)	71,239	(11,685)
Pension and other postretirement liabilities
(net of tax benefit of $61,223, $131,198, and $14,387)	(91,157)	(223,090)	(8,527)
Net unrealized investment gains
(net of tax expense of $61,104, $19,368, and $51,130)	63,609	21,254	57,523
Foreign currency translation
(net of tax expense (benefit) of $275, $192, and ($182))	508	357	(338)
Other comprehensive income (loss)	(124,631)	(130,240)	36,973

Comprehensive Income	743,732	1,237,132	1,307,278

Preferred dividend requirements of subsidiaries	21,690	20,933	20,063

Comprehensive Income Attributable to Entergy Corporation	$722,042	$1,216,199	$1,287,215

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$868,363	$1,367,372	$1,270,305
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,771,649	1,745,455	1,705,331
Deferred income taxes, investment tax credits, and non-current taxes accrued	(26,479)	(280,029)	718,987
Asset impairment	355,524	-	-
Gain on sale of business	-	-	(44,173)
Changes in working capital:
Receivables	(14,202)	28,091	(99,640)
Fuel inventory	(11,604)	5,393	(10,665)
Accounts payable	(6,779)	(131,970)	216,635
Prepaid taxes and taxes accrued	55,484	580,042	(116,988)
Interest accrued	1,152	(34,172)	17,651
Deferred fuel costs	(99,987)	(55,686)	8,909
Other working capital accounts	(151,989)	41,875	(160,326)
Changes in provisions for estimated losses	(24,808)	(11,086)	265,284
Changes in other regulatory assets	(398,428)	(673,244)	339,408
Changes in pensions and other postretirement liabilities	644,099	962,461	(80,844)
Other	(21,710)	(415,685)	(103,793)
Net cash flow provided by operating activities	2,940,285	3,128,817	3,926,081

INVESTING ACTIVITIES
Construction/capital expenditures	(2,674,650)	(2,040,027)	(1,974,286)
Allowance for equity funds used during construction	96,131	86,252	59,381
Nuclear fuel purchases	(557,960)	(641,493)	(407,711)
Payment for purchase of plant	(456,356)	(646,137)	-
Proceeds from sale of assets and businesses	-	6,531	228,171
Insurance proceeds received for property damages	-	-	7,894
Changes in securitization account	4,265	(7,260)	(29,945)
NYPA value sharing payment	(72,000)	(72,000)	(72,000)
Payments to storm reserve escrow account	(8,957)	(6,425)	(296,614)
Receipts from storm reserve escrow account	27,884	-	9,925
Decrease (increase) in other investments	15,175	(11,623)	24,956
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	109,105	-	-
Proceeds from nuclear decommissioning trust fund sales	2,074,055	1,360,346	2,606,383
Investment in nuclear decommissioning trust funds	(2,196,489)	(1,475,017)	(2,730,377)
Net cash flow used in investing activities	(3,639,797)	(3,446,853)	(2,574,223)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,478,361	2,990,881	3,870,694
Mandatorily redeemable preferred membership units of subsidiary	51,000	-	-
Treasury stock	62,886	46,185	51,163
Retirement of long-term debt	(3,130,233)	(2,437,372)	(4,178,127)
Repurchase of common stock	-	(234,632)	(878,576)
Redemption of subsidiary common and preferred stock	-	(30,308)	-
Changes in credit borrowings and commercial paper - net	687,675	(6,501)	(8,512)
Dividends paid:
Common stock	(589,209)	(589,605)	(603,854)
Preferred stock	(22,329)	(20,933)	(20,063)
Net cash flow provided by (used in) financing activities	538,151	(282,285)	(1,767,275)

Effect of exchange rates on cash and cash equivalents	(508)	287	338

Net decrease in cash and cash equivalents	(161,869)	(600,034)	(415,079)

Cash and cash equivalents at beginning of period	694,438	1,294,472	1,709,551

Cash and cash equivalents at end of period	$532,569	$694,438	$1,294,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$546,125	$532,271	$534,004
Income taxes	$49,214	$(2,042)	$32,144

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$112,992	$81,468
Temporary cash investments	419,577	612,970
Total cash and cash equivalents	532,569	694,438
Securitization recovery trust account	46,040	50,304
Accounts receivable:
Customer	568,871	568,558
Allowance for doubtful accounts	(31,956)	(31,159)
Other	161,408	166,186
Accrued unbilled revenues	303,392	298,283
Total accounts receivable	1,001,715	1,001,868
Deferred fuel costs	150,363	209,776
Accumulated deferred income taxes	306,902	9,856
Fuel inventory - at average cost	213,831	202,132
Materials and supplies - at average cost	928,530	894,756
Deferred nuclear refueling outage costs	243,374	231,031
System agreement cost equalization	16,880	36,800
Prepayments and other	242,922	291,742
TOTAL	3,683,126	3,622,703

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	46,738	44,876
Decommissioning trust funds	4,190,108	3,788,031
Non-utility property - at cost (less accumulated depreciation)	256,039	260,436
Other	436,234	416,423
TOTAL	4,929,119	4,509,766

PROPERTY, PLANT AND EQUIPMENT
Electric	41,944,567	39,385,524
Property under capital lease	935,199	809,449
Natural gas	353,492	343,550
Construction work in progress	1,365,699	1,779,723
Nuclear fuel	1,598,430	1,546,167
TOTAL PROPERTY, PLANT AND EQUIPMENT	46,197,387	43,864,413
Less - accumulated depreciation and amortization	18,898,842	18,255,128
PROPERTY, PLANT AND EQUIPMENT - NET	27,298,545	25,609,285

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	742,030	799,006
Other regulatory assets (includes securitization property of
$914,751 as of December 31, 2012 and $1,009,103 as of
December 31, 2011)	5,025,912	4,636,871
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	37,748	19,003
Other	936,648	955,691
TOTAL	7,291,712	6,959,945

TOTAL ASSETS	$43,202,502	$40,701,699

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$718,516	$2,192,733
Notes payable and commercial paper	796,002	108,331
Accounts payable	1,217,180	1,069,096
Customer deposits	359,078	351,741
Taxes accrued	333,719	278,235
Accumulated deferred income taxes	13,109	99,929
Interest accrued	184,664	183,512
Deferred fuel costs	96,439	255,839
Obligations under capital leases	3,880	3,631
Pension and other postretirement liabilities	95,900	44,031
System agreement cost equalization	25,848	80,090
Other	261,986	283,531
TOTAL	4,106,321	4,950,699

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,311,756	8,096,452
Accumulated deferred investment tax credits	273,696	284,747
Obligations under capital leases	34,541	38,421
Other regulatory liabilities	898,614	728,193
Decommissioning and asset retirement cost liabilities	3,513,634	3,296,570
Accumulated provisions	362,226	385,512
Pension and other postretirement liabilities	3,725,886	3,133,657
Long-term debt (includes securitization bonds of $973,480 as of
December 31, 2012 and $1,070,556 as of December 31, 2011)	11,920,318	10,043,713
Other	577,910	501,954
TOTAL	29,618,581	26,509,219

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	186,511	186,511

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2012 and in 2011	2,548	2,548
Paid-in capital	5,357,852	5,360,682
Retained earnings	9,704,591	9,446,960
Accumulated other comprehensive loss	(293,083)	(168,452)
Less - treasury stock, at cost (76,945,239 shares in 2012 and
78,396,988 shares in 2011)	5,574,819	5,680,468
Total common shareholders' equity	9,197,089	8,961,270
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	9,291,089	9,055,270

TOTAL LIABILITIES AND EQUITY	$43,202,502	$40,701,699

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2012, 2011, and 2010

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2009	$94,000	$2,548	$(4,727,167)	$5,370,042	$8,043,122	$(75,185)	$8,707,360

Consolidated net income (a)	20,063	-	-	-	1,250,242	-	1,270,305
Other comprehensive income	-	-	-	-	-	36,973	36,973
Common stock repurchases	-	-	(878,576)	-	-	-	(878,576)
Common stock issuances related to stock plans	-	-	80,932	(2,568)	-	-	78,364
Common stock dividends declared	-	-	-	-	(603,963)	-	(603,963)
Preferred dividend requirements of subsidiaries (a)	(20,063)	-	-	-	-	-	(20,063)

Balance at December 31, 2010	$94,000	$2,548	$(5,524,811)	$5,367,474	$8,689,401	$(38,212)	$8,590,400

Consolidated net income (a)	20,933	-	-	-	1,346,439	-	1,367,372
Other comprehensive loss	-	-	-	-	-	(130,240)	(130,240)
Common stock repurchases	-	-	(234,632)	-	-	-	(234,632)
Common stock issuances related to stock plans	-	-	78,975	(6,792)	-	-	72,183
Common stock dividends declared	-	-	-	-	(588,880)	-	(588,880)
Preferred dividend requirements of subsidiaries (a)	(20,933)	-	-	-	-	-	(20,933)

Balance at December 31, 2011	$94,000	$2,548	$(5,680,468)	$5,360,682	$9,446,960	$(168,452)	$9,055,270

Consolidated net income (a)	21,690	-	-	-	846,673	-	868,363
Other comprehensive loss	-	-	-	-	-	(124,631)	(124,631)
Common stock issuances related to stock plans	-	-	$105,649	(2,830)	-	-	102,819
Common stock dividends declared	-	-	-	-	(589,042)	-	(589,042)
Preferred dividend requirements of subsidiaries (a)	(21,690)	-	-	-	-	-	(21,690)

Balance at December 31, 2012	$94,000	$2,548	$(5,574,819)	$5,357,852	$9,704,591	$(293,083)	$9,291,089

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2012, 2011, and 2010 include $15.0 million, $13.3 million, and $13.3 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The accompanying consolidated financial statements include the accounts of Entergy Corporation and its subsidiaries.  As required by generally accepted accounting principles in the United States of America, all intercompany transactions have been eliminated in the consolidated financial statements.  Entergy’s Registrant Subsidiaries (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy) also include their separate financial statements in this Form 10-K.  The Registrant Subsidiaries and many other Entergy subsidiaries maintain accounts in accordance with FERC and other regulatory guidelines.  Certain previously-reported amounts have been reclassified to conform to current classifications, with no effect on net income or common shareholders’ (or members’) equity.

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

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2012 and 2011, is shown below:

2012	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$9,588	$6,624	$2,964	$-
Other	2,878	2,493	385	-
Transmission	3,654	3,619	35	-
Distribution	6,561	6,561	-	-
Other	1,654	1,416	235	3
Construction work in progress	1,366	973	392	1
Nuclear fuel	1,598	907	691	-
Property, plant, and equipment - net	$27,299	$22,593	$4,702	$4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$8,635	$5,441	$3,194	$-
Other	2,431	2,032	399	-
Transmission	3,344	3,309	35	-
Distribution	6,157	6,157	-	-
Other	1,716	1,463	250	3
Construction work in progress	1,780	1,420	359	1
Nuclear fuel	1,546	802	744	-
Property, plant, and equipment - net	$25,609	$20,624	$4,981	$4

Depreciation rates on average depreciable property for Entergy approximated 2.5% in 2012, 2.6% in 2011, and 2.6% in 2010.  Included in these rates are the depreciation rates on average depreciable Utility property of 2.4% in 2012, 2.5% in 2011, and 2.5% 2010, and the depreciation rates on average depreciable Entergy Wholesale Commodities property of 3.5% in 2012, 3.9% in 2011, and 3.7% in 2010.

Entergy amortizes nuclear fuel using a units-of-production method.  Nuclear fuel amortization is included in fuel expense in the income statements.

“Non-utility property - at cost (less accumulated depreciation)” for Entergy is reported net of accumulated depreciation of $230.4 million and $214.3 million as of December 31, 2012 and 2011, respectively.

Construction expenditures included in accounts payable is $267 million and $171 million at December 31, 2012 and 2011, respectively.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2012 and 2011, is shown below:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,073	$1,428	$2,180	$-	$-	$-	$1,943
Other	621	286	680	545	(11)	371	-
Transmission	1,034	573	734	581	27	642	28
Distribution	1,747	939	1,454	1,065	331	1,025	-
Other	115	187	289	201	182	106	17
Construction work in progress	206	125	405	63	11	90	40
Nuclear fuel	304	147	204	-	-	-	253
Property, plant, and equipment - net	$5,100	$3,685	$5,946	$2,455	$540	$2,234	$2,281

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,034	$1,458	$1,561	$-	$-	$-	$1,388
Other	398	286	679	350	(7)	325	-
Transmission	942	500	706	510	22	624	5
Distribution	1,700	856	1,304	1,009	298	990	-
Other	173	192	278	206	186	110	18
Construction work in progress	120	122	559	105	14	91	358
Nuclear fuel	273	206	165	-	-	-	158
Property, plant, and equipment - net	$4,640	$3,620	$5,252	$2,180	$513	$2,140	$1,927

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

2012	2.5%	1.8%	2.4%	2.6%	3.0%	2.4%	2.8%
2011	2.6%	1.8%	2.5%	2.6%	3.0%	2.2%	2.8%
2010	2.9%	1.8%	2.4%	2.6%	3.1%	2.3%	2.9%

Non-utility property - at cost (less accumulated depreciation) for Entergy Gulf States Louisiana is reported net of accumulated depreciation of $142 million and $136 million as of December 31, 2012 and 2011, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $2.8 million and $2.7 million as of December 31, 2012 and 2011, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Texas is reported net of accumulated depreciation of $10 million and $9.8 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, construction expenditures included in accounts payable are $56.3 million for Entergy Arkansas, $9.7 million for Entergy Gulf States Louisiana, $110.4 million for Entergy Louisiana, $4.8 million for Entergy Mississippi, $1.9 million for Entergy New Orleans, $8.6 million for Entergy Texas, and $13.5 million for System Energy.  As of December 31, 2011, construction expenditures included in accounts payable are $14.1 million for Entergy Arkansas, $13.7 million for Entergy Gulf States Louisiana, $27 million for Entergy Louisiana, $4.3 million for Entergy Mississippi, $3.6 million for Entergy New Orleans, $4.3 million for Entergy Texas, and $32.9 million for System Energy.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties.  The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2012, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Generating Stations		Fuel-Type	Total Megawatt Capability (1)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	836	31.50%	$128	$86
	Common Facilities	Coal		15.75%	$33	$22
White Bluff	Units 1 and 2	Coal	1,659	57.00%	$498	$319
Ouachita (2)	Common Facilities	Gas		66.67%	$169	$142
Entergy Gulf States Louisiana -
Roy S. Nelson	Unit 6	Coal	540	40.25%	$250	$170
Roy S. Nelson	Unit 6 Common Facilities	Coal		15.92%	$9	$3
Big Cajun 2	Unit 3	Coal	588	24.15%	$142	$99
Ouachita (2)	Common Facilities	Gas		33.33%	$87	$73
Entergy Louisiana -
Acadia	Common Facilities	Gas		50.00%	$8	$-
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,678	25.00%	$250	$140
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	540	29.75%	$180	$113
Roy S. Nelson	Unit 6 Common Facilities	Coal		11.77%	$6	$2
Big Cajun 2	Unit 3	Coal	588	17.85%	$107	$68
System Energy -
Grand Gulf	Unit 1	Nuclear	1,430(4)	90.00%(3)	$4,557	$2,569

Entergy Wholesale Commodities:
Independence	Unit 2	Coal	842	14.37%	$69	$43
Independence	Common Facilities	Coal		7.18%	$16	$9
Roy S. Nelson	Unit 6	Coal	540	10.9%	$104	$54
Roy S. Nelson	Unit 6 Common Facilities	Coal		4.31%	$2	$1

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

(3)	Includes a leasehold interest held by System Energy. System Energy’s Grand Gulf lease obligations are discussed in Note 10 to the financial statements.
(4)	Includes estimate, pending further testing, of the rerate for recovered performance (approximately 55 MW) and uprate (approximately 178 MW) completed in 2012.

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

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculation included on the consolidated statements of income:

	For the Years Ended December 31,
	2012		2011		2010
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Net income attributable to Entergy Corporation	$846.7		$1,346.4		$1,250.2

Basic earnings per average common share	177.3	$4.77	177.4	$7.59	186.0	$6.72
Average dilutive effect of:
Stock options	0.3	(0.01)	1.0	(0.04)	1.8	(0.06)
Other equity plans	0.1	-	-	-	-	-
Diluted earnings per average common shares	177.7	$4.76	178.4	$7.55	187.8	$6.66

The calculation of diluted earnings per share excluded 7,164,319 options outstanding at December 31, 2012, 5,712,604 options outstanding at December 31, 2011, and 5,380,262 options outstanding at December 31, 2010 that could potentially dilute basic earnings per share in the future.  Those options were not included in the calculation of diluted earnings per share because the exercise price of those options exceeded the average market price for the year.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Stock-based Compensation Plans

Entergy grants stock options, restricted stock, performance units, and restricted liability awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans, which are shareholder-approved stock-based compensation plans.  These plans are described more fully in Note 12 to the financial statements.  The cost of the stock-based compensation is charged to income over the vesting period.  Awards under Entergy’s plans generally vest over three years.

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

Entergy Gulf States Louisiana does not apply regulatory accounting standards to the Louisiana retail deregulated portion of River Bend, the 30% interest in River Bend formerly owned by Cajun, and its steam business, where specific recovery is not provided for in tariff rates.  The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 15%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order.  The plan allows Entergy Gulf States Louisiana to sell the electricity from the deregulated assets to Louisiana retail customers at 4.6 cents per kWh or off-system at higher prices, with certain provisions for sharing incremental revenue above 4.6 cents per kWh between ratepayers and shareholders.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the portion of River Bend that is not rate-regulated, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  See Note 17 to the financial statements for details on the decommissioning trust funds.

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

Two nuclear power plants in the Entergy Wholesale Commodities business segment (Indian Point 2 and Indian Point 3) have applications pending for renewed NRC licenses.  Various parties have expressed opposition to renewal of the licenses.  Under federal law, nuclear power plants may continue to operate beyond their license expiration dates while their renewal applications are pending NRC approval.  If the NRC does not renew the operating license for any of these plants, the plant’s operating life could be shortened, reducing its projected net cash flows and impairing its value as an asset.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In January 2012, Entergy filed a motion requesting that the VPSB grant, based on the existing record in its proceeding, Vermont Yankee’s pending application for a new Certificate of Public Good.  Entergy subsequently filed another motion asking the VPSB to declare that title 3, section 814(b) of the Vermont statutes (3 V.S.A. § 814(b)) authorized Vermont Yankee to operate while the Certificate of Public Good proceeding was pending because Entergy had timely filed a petition for a new Certificate of Public Good that had not yet been decided.  In March 2012 the VPSB issued orders denying Entergy’s motion with respect to 3 V.S.A. § 814(b) but stating that the order did not require Vermont Yankee to cease operations, denying Entergy’s motion to issue a new Certificate of Public Good based on the existing record, determining to open a new docket and to create a new record to decide Vermont Yankee’s request for a new Certificate of Public Good (without prejudice to any rights that Entergy might have under 3 V.S.A. § 814(b)), and directing Entergy to file an amended Certificate of Public Good petition that identified the specific approvals it was seeking in light of the district court’s decision.  In April 2012, Entergy filed its amended Certificate of Public Good petition and in June 2012 filed its initial testimony in support of that petition.  The VPSB’s current schedule provides for hearings and briefs to be filed through August 2013, but no date for a decision by the VPSB.

In May 2012, Entergy filed a motion asking the VPSB to amend the 2002 and 2006 VPSB orders respectively approving Entergy’s acquisition of Vermont Yankee and Vermont Yankee’s construction of a spent nuclear fuel storage facility.  These orders contained conditions respectively precluding the operation of Vermont Yankee after March 21, 2012 absent issuance of a new or renewed certificate of public good and limiting the amount of spent nuclear fuel stored at the site, in each case without explicitly addressing whether those conditions were subject to 3 V.S.A. § 814(b).  In its March 2012 order the VPSB had found 3 V.S.A. § 814(b) did not apply to the conditions in those orders even though it did apply to the certificates of public good issued by the orders.  In November 2012 the VPSB denied Entergy’s motion to amend the 2002 and 2006 VPSB orders.  In December 2012 the Conservation Law Foundation filed a complaint in the Vermont Supreme Court, based on the VPSB’s November order, which sought an order shutting down Vermont Yankee while its Certificate of Public Good application is pending.  Entergy moved to dismiss that complaint on the basis, among other grounds, that 3 V.S.A. § 814(b) allows Vermont Yankee to operate while its Certificate of Public Good application is being decided.  The Vermont Supreme Court heard oral argument on the motion in January 2013.  Also in January 2013, the VPSB issued an order closing the old Certificate of Public Good docket (the one superseded by Entergy’s April 2012 amended petition) in which the VPSB’s March 2012 and November 2012 orders had been issued, making an appeal from those orders ripe.  Entergy immediately filed a notice appealing those VPSB orders to the Vermont Supreme Court.  Entergy expects to file its appeal brief in March 2013.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In September 2012, Entergy filed a petition asking the VPSB to issue a Certificate of Public Good allowing construction at Vermont Yankee for a diesel generator to provide power in the event of a station blackout.  Vermont Yankee currently can obtain such power from the Vernon Dam.  Due to changes instituted by ISO-New England, Vermont Yankee will no longer be able to rely upon the Vernon Dam in the event of a station blackout after August 31, 2013 and therefore plans to install a new diesel generator as a replacement power source.  The VPSB requested and received comments on Entergy’s September 2012 petition and its relationship to Entergy’s other petition for a Certificate of Public Good.  In December 2012 the VPSB issued an order opening an investigation into Vermont Yankee’s Certificate of Public Good diesel generator application.  In February 2013 the VPSB issued a notice allowing comments to be filed by March 15, 2013, but not otherwise establishing a schedule for completing that investigation.

Impairment

Because of the uncertainty regarding the continued operation of Vermont Yankee, Entergy has tested the recoverability of the plant and related assets each quarter since the first quarter 2010.  The determination of recoverability is based on the probability-weighted undiscounted net cash flows expected to be generated by the plant and related assets.  Projected net cash flows primarily depend on the status of the pending legal and state regulatory matters, as well as projections of future revenues and expenses over the remaining life of the plant.  Prior to the first quarter 2012, the probability-weighted undiscounted net cash flows exceeded the carrying value of the Vermont Yankee plant and related assets.  The decline, however, in the overall energy market and the projected forward prices of power as of March 31, 2012, which are significant inputs in the determination of net cash flows, resulted in the probability-weighted undiscounted future cash flows being less than the asset group’s carrying value.  Entergy performed a fair value analysis based on the income approach, a discounted cash flow method, to determine the amount of impairment. The estimated fair value of the plant and related assets at March 31, 2012 was $162.0 million, while the carrying value was $517.5 million.  Therefore, the assets were written down to their fair value and an impairment charge of $355.5 million ($223.5 million after-tax) was recognized.  The impairment charge is recorded as a separate line item in Entergy’s consolidated statement of income for 2012, and is included within the results of the Entergy Wholesale Commodities segment.

The estimate of fair value was based on the price that Entergy would expect to receive in a hypothetical sale of the Vermont Yankee plant and related assets to a market participant on March 31, 2012.  In order to determine this price, Entergy used significant observable inputs, including quoted forward power and gas prices, where available.  Significant unobservable inputs, such as projected long-term pre-tax operating margins (cash basis), and estimated weighted average costs of capital were also used in the estimation of fair value.  In addition, Entergy made certain assumptions regarding future tax deductions associated with the plant and related assets.  Based on the use of significant unobservable inputs, the fair value measurement for the entirety of the asset group, and for each type of asset within the asset group, is classified as Level 3 in the fair value hierarchy discussed in Note 16 to the financial statements.

The following table sets forth a description of significant unobservable inputs used in the valuation of the Vermont Yankee plant and related assets as of March 31, 2012:

Significant Unobservable Inputs	Range	Weighted Average

Weighted average cost of capital	7.5%-8.0%	7.8%
Long-term pre-tax operating margin (cash basis)	6.1%-7.8%	7.2%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Reacquired Debt

The premiums and costs associated with reacquired debt of Entergy’s Utility operating companies and System Energy (except that portion allocable to the deregulated operations of Entergy Gulf States Louisiana) are included in regulatory assets and are being amortized over the life of the related new issuances, or over the life of the original debt issuance if the debt is not refinanced, in accordance with ratemaking treatment.

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

Regulatory Assets

Other Regulatory Assets

Regulatory assets represent probable future revenues associated with costs that are expected to be recovered from customers through the regulatory ratemaking process affecting the Utility business.  In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2012 and 2011:

Entergy

	2012	2011
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$422.6	$395.9
Deferred capacity (Note 2 – Retail Rate Proceedings – Filings with the LPSC)	6.8	-
Grand Gulf fuel - non-current and power management rider - recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	35.1	12.4
New nuclear generation development costs (Note 2)	56.8	56.8
Gas hedging costs - recovered through fuel rates	8.3	30.3
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	2,866.3	2,542.0
Postretirement benefits - recovered through 2012 (Note 11 – Other Postretirement Benefits) (b)	-	2.4
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 – Hurricane Isaac and Storm Cost Recovery Filings with Retail Regulators)	970.8	996.4
Removal costs - recovered through depreciation rates (Note 9) (b)	155.7	81.2
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	22.4	24.3
Spindletop gas storage facility - recovered through December 2032 (a)	29.4	31.0
Transition to competition costs - recovered over a 15-year period through February 2021	82.1	89.2
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	177.6	198.4
Incremental ice storm costs - recovered through 2032	10.0	10.5
Michoud plant maintenance – recovered over a 7-year period through September 2018	11.0	12.9
Unamortized loss on reacquired debt - recovered over term of debt	95.9	108.8
Other	75.1	44.4
Total	$5,025.9	$4,636.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas
	2012	2011
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$210.2	$187.7
Incremental ice storm costs - recovered through 2032	10.0	10.5
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	831.2	768.3
Grand Gulf fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	17.3	4.6
Postretirement benefits - recovered through 2012 (Note 11 – Other Postretirement Benefits) (b)	-	2.4
Provision for storm damages - recovered either through securitization or retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	115.2	114.7
Unamortized loss on reacquired debt - recovered over term of debt	31.5	34.7
Other	6.2	4.0
Entergy Arkansas Total	$1,221.6	$1,126.9

Entergy Gulf States Louisiana
	2012	2011
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$6.1	$12.8
Gas hedging costs - recovered through fuel rates	2.6	8.6
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	300.5	231.3
Provision for storm damages, including hurricane costs - recovered through retail rates and securitization (Note 2 - Hurricane Isaac and Storm Cost Recovery Filings with Retail Regulators)	18.9	10.2
Deferred capacity (Note 2 – Retail Rate Proceedings – Filings with the LPSC)	6.8	-
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	22.4	24.3
Spindletop gas storage facility - recovered through December 2032 (a)	29.4	31.0
Unamortized loss on reacquired debt - recovered over term of debt	9.9	11.6
Other	13.1	4.1
Entergy Gulf States Louisiana Total	$409.7	$333.9

Entergy Louisiana
	2012	2011
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$136.9	$125.8
Gas hedging costs - recovered through fuel rates	3.4	12.4
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	475.6	427.9
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	177.6	198.4
Provision for storm damages, including hurricane costs - recovered through retail rates and securitization (Note 2 - Hurricane Isaac and Storm Cost Recovery Filings with Retail Regulators)	74.5	9.7
Unamortized loss on reacquired debt - recovered over term of debt	17.6	20.0
Other	28.0	20.3
Entergy Louisiana Total	$913.6	$814.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi
	2012	2011
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$5.6	$5.3
Gas hedging costs - recovered through fuel rates	2.2	7.8
Removal costs - recovered through depreciation rates (Note 9) (b)	57.4	48.5
Grand Gulf fuel - non-current and power management rider- recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	17.8	7.8
New nuclear generation development costs (Note 2)	56.8	56.8
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	234.6	221.1
Provision for storm damages - recovered through retail rates	9.2	30.7
Unamortized loss on reacquired debt - recovered over term of debt	9.6	10.7
Other	8.3	4.7
Entergy Mississippi Total	$401.5	$393.4

Entergy New Orleans
	2012	2011
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$3.6	$3.4
Removal costs - recovered through depreciation rates (Note 9) (b)	29.9	16.3
Gas hedging costs - recovered through fuel rates	-	1.5
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	134.6	127.6
Provision for storm damages, including hurricane costs - recovered through insurance proceeds and retail rates (Note 2 - Hurricane Isaac and Storm Cost Recovery Filings with Retail Regulators)	15.1	8.6
Unamortized loss on reacquired debt - recovered over term of debt	2.3	2.6
Michoud plant maintenance – recovered over a 7-year period through September 2018	11.0	12.9
Other	5.5	5.9
Entergy New Orleans Total	$202.0	$178.8

Entergy Texas
	2012	2011
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$1.2	$1.3
Removal costs - recovered through depreciation rates (Note 9) (b)	11.5	4.5
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	258.8	244.9
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	737.9	822.5
Transition to competition costs - recovered over a 15-year period through February 2021	82.1	89.2
Unamortized loss on reacquired debt - recovered over term of debt	9.4	10.8
Other	13.6	4.9
Entergy Texas Total	$1,114.5	$1,178.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy
	2012	2011
	(In Millions)
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$58.9	$59.6
Removal costs - recovered through depreciation rates (Note 9) (b)	56.8	11.8
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Other Postretirement Benefits) (b)	198.2	197.6
Unamortized loss on reacquired debt - recovered over term of debt	15.6	18.2
Other	0.6	0.6
System Energy Total	$330.1	$287.8

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

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to portions of Entergy's service area in Louisiana, and to a lesser extent in Mississippi and Arkansas.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair or replacement of Entergy's electric facilities in areas with damage from Hurricane Isaac are currently estimated to be approximately $370 million, including approximate amounts of $7 million at Entergy Arkansas, $70 million at Entergy Gulf States Louisiana, $220 million at Entergy Louisiana, $22 million at Entergy Mississippi, and $48 million at Entergy New Orleans.

The Utility operating companies are considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, accessing funded storm reserves; securitization or other alternative financing; and traditional retail recovery on an interim and permanent basis.  Each Utility operating company is responsible for its restoration cost obligations and for recovering or financing its storm-related costs.  In November 2012, Entergy New Orleans drew $10 million from its funded storm reserves.  In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana drew $65 million and $187 million, respectively, from their funded storm reserves.  Storm cost recovery or financing may be subject to review by applicable regulatory authorities.

Entergy recorded accruals for the estimated costs incurred that were necessary to return customers to service.  Entergy recorded corresponding regulatory assets of approximately $120 million and construction work in progress of approximately $250 million.  Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The effect was also immaterial to the balance sheets, results of operations, and cash flows of Entergy Gulf States Louisiana for all prior reporting periods.  Correcting the cumulative effect of the error in the first quarter 2012 could have been material to the 2012 results of operations of Entergy Gulf States Louisiana and, therefore, Entergy Gulf States Louisiana is revising its prior period financial statements to correct the errors.  The corrections affect the prior period financial statements of Entergy Gulf States Louisiana as shown in the tables below:

	Years Ended December 31,
	2011		2010
	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Income Statement
Income taxes	$88,313	$89,736	$75,878	$92,297
Net income	$203,027	$201,604	$190,738	$174,319
Earnings applicable to common equity	$202,202	$200,779	$189,911	$173,492

Statement of Cash Flows
Net income	$203,027	$201,604	$190,738	$174,319
Deferred income taxes, investment tax credits, and non-current taxes accrued	$(6,268)	$(4,845)	$87,920	$104,339
Changes in other regulatory assets	$(80,027)	$(77,713)	$114,528	$141,216
Other operating activities	$(35,248)	$(37,562)	$30,717	$4,029

	December 31, 2011
	As previously reported	As corrected

Balance Sheet
Regulatory asset for income taxes - net	$249,058	$173,724
Accumulated deferred income taxes - current	$5,427	$5,107
Accumulated deferred income taxes and taxes accrued	$1,397,230	$1,368,563
Member’s equity	$1,439,733	$1,393,386

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Years Ended December 31, 2011 and 2010
	Member’s Equity		Total Equity
	As previously reported	As corrected	As previously reported	As corrected
	(In Thousands)

Statement of Changes in Equity
Balance at December 31, 2009	$1,473,930	$1,445,425	$1,441,759	$1,413,254
2010 Net income	$190,738	$174,319	$190,738	$174,319
Balance at December 31, 2010	$1,539,517	$1,494,593	$1,509,213	$1,464,289
2011 Net income	$203,027	$201,604	$203,027	$201,604
Balance at December 31, 2011	$1,439,733	$1,393,386	$1,380,123	$1,333,776

Fuel and purchased power cost recovery

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2012 and 2011 that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

	2012	2011
	(In Millions)

Entergy Arkansas	$97.3	$209.8
Entergy Gulf States Louisiana (a)	$99.2	$2.9
Entergy Louisiana (a)	$94.6	$1.5
Entergy Mississippi	$26.5	$(15.8)
Entergy New Orleans (a)	$1.9	$(7.5)
Entergy Texas	$(93.3)	$(64.7)

(a)
2012 and 2011 include $100.1 million for Entergy Gulf States Louisiana, $68 million for Entergy Louisiana, and $4.1 million for Entergy New Orleans of fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be over a period greater than twelve months.

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

Energy Cost Recovery Rider

Entergy Arkansas’s retail rates include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills.  The rider utilizes prior calendar year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy costs for the prior calendar year.  The energy cost recovery rider tariff also allows an interim rate request depending upon the level of over- or under-recovery of fuel and purchased energy costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In October 2005 the APSC initiated an investigation into Entergy Arkansas's interim energy cost recovery rate.  The investigation focused on Entergy Arkansas's 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries.  In March 2006 the APSC extended its investigation to cover the costs included in Entergy Arkansas’s March 2006 annual energy cost rate filing, and a hearing was held in the APSC energy cost recovery investigation in October 2006.

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

In October 2008, Entergy Arkansas filed a motion to lift the stay and to rescind the APSC’s January 2007 order in light of the arguments advanced in Entergy Arkansas’s rehearing petition and because the value for Entergy Arkansas’s customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent.  In December 2008 the APSC denied the motion to lift the stay pending resolution of Entergy Arkansas’s rehearing request and the unresolved issues in the proceeding.  The APSC ordered the parties to submit their unresolved issues list in the pending proceeding, which the parties did.  In February 2010 the APSC denied Entergy Arkansas’s request for rehearing, and held a hearing in September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.  A decision is pending.  Entergy Arkansas expects the amount of damages, if any, to have an immaterial effect on its results of operations, financial position, or cash flows.

The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concluded with testimony through September 2010.  Testimony has been filed, and the APSC will decide the case based on the record in the proceeding, including the prefiled testimony.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC Staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1.0 million from Entergy Louisiana’s fuel adjustment clause to base rates.  Two parties have intervened in the proceeding.  A procedural schedule has not yet been established.  Entergy Louisiana has recorded provisions for the estimated outcome of this proceeding.

Entergy Mississippi

Entergy Mississippi’s rate schedules include an energy cost recovery rider that, effective January 1, 2013, is adjusted annually to reflect accumulated over- or under-recoveries.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the attorney general’s suit to U.S. District Court in Jackson, Mississippi.  The Mississippi attorney general moved to remand the matter to state court.  In August 2012 the District Court issued an opinion denying the Attorney General’s motion for remand, finding that the District Court has subject matter jurisdiction under the Class Action Fairness Act.

The defendant Entergy companies answered the complaint and filed a counterclaim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act.  In May 2009 the defendant Entergy companies filed a motion for judgment on the pleadings asserting grounds of federal preemption, the exclusive jurisdiction of the MPSC, and factual errors in the attorney general’s complaint.  In September 2012 the District Court heard oral argument on Entergy’s motion for judgment on the pleadings.  The District Court’s ruling on the motion for judgment on the pleadings is pending.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, not recovered in base rates.  Semi-annual revisions of the fixed fuel factor are made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT.

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

In October 2012, Entergy Texas filed with the PUCT a request to refund approximately $78 million, including interest, of fuel cost recovery over-collections through September 2012.  Entergy Texas requested that the refund be implemented over a six-month period effective with the January 2013 billing month.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas would refund $84 million, including interest and additional over-recoveries through October 2012, to most customers over a three-month period beginning January 2013.  The PUCT approved the stipulation in January 2013.

In July 2012, Entergy Texas filed with the PUCT an application to credit its customers approximately $37.5 million, including interest, resulting from the FERC’s October 2011 order in the System Agreement rough production cost equalization proceeding which is discussed below in “System Agreement Cost Equalization Proceedings”.  In September 2012 the parties submitted a stipulation resolving the proceeding.  The stipulation provided that most Entergy Texas customers would be credited over a four-month period beginning October 2012.  The credits were initiated with the October 2012 billing month on an interim basis, and the PUCT subsequently approved the stipulation, also in October 2012.

In November 2012, Entergy Texas filed a pleading seeking a PUCT finding that special circumstances exist for limited cost recovery of capacity costs associated with two power purchase agreements until such time that these costs are included in base rates or a purchased capacity recovery rider or other recovery mechanism.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retail Rate Proceedings

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

2013 Base Rate Filing

On December 31, 2012, in accordance with the requirements of Arkansas law, Entergy Arkansas filed with the APSC notice of its intent to file an application for a general change or modification in its rates and tariffs no sooner than 60 days and no longer than 90 days from the date of its notice.

Filings with the LPSC

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

In May 2010, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2009 test year.  The filing reflected a 10.25% return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing does reflect, however, a revenue requirement increase to provide supplemental funding for the decommissioning trust maintained for the LPSC-regulated 70% share of River Bend, in response to a NRC notification of a projected shortfall of decommissioning funding assurance.  The filing also reflected a rate increase for incremental capacity costs.  In July 2010 the LPSC approved a $7.8 million increase in the revenue requirement for decommissioning, effective September 2010.  In August 2010, Entergy Gulf States Louisiana made a revised 2009 test year filing.  The revised filing reflected a 10.12% earned return on common equity, which is within the allowed earnings bandwidth resulting in no cost of service adjustment.  The revised filing also reflected two increases outside of the formula rate plan sharing mechanism: (1) the previously-approved decommissioning revenue requirement, and (2) $25.2 million for capacity costs.  The rates reflected in the revised filing became effective, beginning with the first billing cycle of September 2010.  Entergy Gulf States Louisiana and the LPSC staff subsequently submitted a joint report on the 2009 test year filing consistent with these terms and the LPSC approved the joint report in January 2011.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which is above the earnings bandwidth and would indicate a $6.5 million cost of service rate change was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for incremental capacity costs.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86% indicating a $5.7 million cost of service rate decrease is necessary under the formula rate plan.  The revised filing also indicates that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The September 2012 rate change reduced Entergy Gulf States Louisiana’s revenues by approximately $8.7 million in 2012.  Subsequently, in December 2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflects expected retail jurisdictional cost of $16.9 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings remain subject to LPSC review.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Gulf States Louisiana, and the required filing was made on February 15, 2013.  Recognizing that the final structure of Entergy Gulf States Louisiana’s transmission business has not been determined, the filing presents two alternative scenarios for the LPSC to establish the appropriate level of rates for Entergy Gulf States Louisiana.

Under its primary request, Entergy Gulf States Louisiana assumes that it has completed integration into MISO and that the spin-off and merger of its transmission business with a subsidiary of ITC Holdings has occurred (the MISO/ITC Scenario).  Under the MISO/ITC Scenario, Entergy Gulf States Louisiana requests:

•	authorization to increase the revenue it collects from customers by approximately $28 million;
•	an authorized return on common equity of 10.4%;
•	authorization to increase depreciation rates embedded in the proposed revenue requirement;
•	authorization to implement a transmission cost recovery rider with a forward-looking test year and an annual true-up component; and,
•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Gulf States Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Under the alternative request contained in its filing, Entergy Gulf States Louisiana assumes that it has completed integration into MISO, but that the spin-off and merger of its transmission business with a subsidiary of ITC Holdings has not occurred (the MISO-Only Scenario).  Under the MISO-Only Scenario, Entergy Gulf States Louisiana requests:

•	authorization to increase the revenue it collects from customers by approximately $24 million;
•	an authorized return on common equity of 10.4%;
•	authorization to increase depreciation rates embedded in the proposed revenue requirement; and,
•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would include a mechanism to recover incremental transmission revenue requirement on the basis of a forward-looking test year as compared to the initial base year of 2014 with an annual true-up, that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Gulf States Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

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

In May 2010, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2009 test year.  The filing reflected a 10.82% return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing does reflect, however, a revenue requirement increase to provide supplemental funding for the decommissioning trust maintained for Waterford 3, in response to a NRC notification of a projected shortfall of decommissioning funding assurance.  The filing also reflected a rate change for incremental capacity costs.  In July 2010 the LPSC approved a $3.5 million increase in the retail revenue requirement for decommissioning, effective September 2010.  In August 2010, Entergy Louisiana made a revised 2009 test year formula rate plan filing.  The revised filing reflected a 10.82% earned return on common equity, which is within the allowed earnings bandwidth resulting in no cost of service adjustment.  The filing also reflected two increases outside of the formula rate plan sharing mechanism: (1) the previously-approved decommissioning revenue requirement, and (2) $2.2 million for capacity costs.  The rates reflected in the revised filing became effective beginning with the first billing cycle of September 2010.  Entergy Louisiana and the LPSC staff subsequently submitted a joint report on the 2009 test year filing consistent with these terms and the LPSC approved the joint report in December 2010.

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

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan.  In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for incremental capacity costs.  In August 2012, Entergy Louisiana submitted a revised filing that reflects an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicates that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The September 2012 rate change contributed approximately $5.3 million to Entergy Louisiana’s revenues in 2012.  Subsequently, in December 2012, Entergy Louisiana submitted a revised evaluation report that reflects two items: 1) a $17 million reduction for the first-year capacity charges for the purchase by Entergy Gulf States Louisiana from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy, and 2) an $88 million increase for the first-year retail revenue requirement associated with the Waterford 3 replacement steam generator project, which was in-service in December 2012.  These rate changes were implemented, subject to refund, effective with the first billing cycle of January 2013.  The 2011 test year filings remain subject to LPSC review.  With completion of the Waterford 3 replacement steam generator project, the LPSC will undertake a prudence review in connection with a filing to be made by Entergy Louisiana on or before April 30, 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Louisiana, and the required filing was made on February 15, 2013.  Recognizing that the final structure of Entergy Louisiana’s transmission business has not been determined, the filing presents two alternative scenarios for the LPSC to establish the appropriate level of rates for Entergy Louisiana.

Under its primary request, Entergy Louisiana assumes that it has completed integration into MISO and that the spin-off and merger of its transmission business with a subsidiary of ITC Holdings has occurred (the MISO/ITC Scenario).  Under the MISO/ITC Scenario, Entergy Louisiana requests:

•
authorization to increase the revenue it collects from customers by approximately $169 million (which does not take into account a revenue offset of approximately $1 million resulting from a proposed increase for those customers taking service under the Qualifying Facility Standby Service);

•	an authorized return on common equity of 10.4%;
•	authorization to increase depreciation rates embedded in the proposed revenue requirement;
•	authorization to implement a transmission cost recovery rider with a forward-looking test year and an annual true-up component; and,
•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Under the alternative request contained in its filing, Entergy Louisiana assumes that it has completed integration into MISO, but that the spin-off and merger of its transmission business with a subsidiary of ITC Holdings has not occurred (the MISO-Only Scenario).  Under the MISO-Only Scenario, Entergy Louisiana requests:

•
authorization to increase the revenue it collects from customers by approximately $145 million (which does not take into account a revenue offset of approximately $2 million resulting from a proposed increase for those customers taking service under the Qualifying Facility Standby Service);

•	an authorized return on common equity of 10.4%;
•	authorization to increase depreciation rates embedded in the proposed revenue requirement; and,
•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would include a mechanism to recover incremental transmission revenue requirement on the basis of a forward-looking test year as compared to the initial base year of 2014 with an annual true-up, that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2013, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2012.  The filing showed an earned return on common equity of 11.18%, which results in a $43 thousand rate reduction.  The sixty-day review and comment period for this filing remains open.

Related to the annual gas rate stabilization plan proceedings, the LPSC directed its staff to initiate an evaluation of the 10.5% allowed return on common equity for the Entergy Gulf States Louisiana gas rate stabilization plan.  The LPSC directed that its staff should provide an analysis of the current return on equity and justification for any proposed changes to the return on equity.  A hearing in the proceeding was held in November 2012.  The ALJ issued a proposed recommendation in December 2012, finding that 9.4% is a more reasonable and appropriate rate of return on common equity.  Entergy Gulf States Louisiana filed exceptions to the ALJ’s recommendation and an LPSC decision is pending.

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  In April 2012 the LPSC Staff filed its findings, suggesting adjustments that produced an 11.54% earned return on common equity for the test year and a $0.1 million rate reduction.  Entergy Gulf States Louisiana accepted the LPSC Staff’s recommendations, and the rate reduction was effective with the first billing cycle of May 2012.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In September 2009, Entergy Mississippi filed with the MPSC proposed modifications to its formula rate plan rider.  In March 2010 the MPSC issued an order: (1) providing the opportunity for a reset of Entergy Mississippi’s return on common equity to a point within the formula rate plan bandwidth and eliminating the 50/50 sharing that had been in the plan, (2) modifying the performance measurement process, and (3) replacing the revenue change limit of two percent of revenues, which was subject to a $14.5 million revenue adjustment cap, with a limit of four percent of revenues, although any adjustment above two percent requires a hearing before the MPSC.  The MPSC did not approve Entergy Mississippi’s request to use a projected test year for its annual scheduled formula rate plan filing and, therefore, Entergy Mississippi will continue to use a historical test year for its annual evaluation reports under the plan.

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

In March 2012, Entergy Mississippi submitted its formula rate plan filing for the 2011 test year.  The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates.  In February 2013 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for no change in rates.

Filings with the City Council (Entergy New Orleans)

Formula Rate Plan

In April 2009 the City Council approved a new three-year formula rate plan for Entergy New Orleans, with terms including an 11.1% benchmark electric return on common equity (ROE) with a +/- 40 basis point bandwidth and a 10.75% benchmark gas ROE with a +/- 50 basis point bandwidth.  Earnings outside the bandwidth reset to the midpoint benchmark ROE, with rates changing on a prospective basis depending on whether Entergy New Orleans was over- or under-earning.  The formula rate plan also included a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure events.

In May 2010, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports.  The filings requested a $12.8 million electric base revenue decrease and a $2.4 million gas base revenue increase.  Entergy New Orleans and the City Council’s Advisors reached a settlement that resulted in an $18.0 million electric base revenue decrease and zero gas base revenue change effective with the October 2010 billing cycle.  The City Council approved the settlement in November 2010.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.  Subsequent adjustments agreed upon with the City Council Advisors indicate a $4.9 million electric base revenue increase and a $0.05 million gas base revenue increase as necessary under the formula rate plan.  As part of the original filing, Entergy New Orleans is also requesting to increase annual funding for its storm reserve by approximately $5.7 million for the next five years.  On September 26, 2012, Entergy New Orleans made a filing with the City Council that implemented the $4.9 million electric formula rate plan rate increase and the $0.05 million gas formula rate plan rate increase.  The new rates were effective with the first billing cycle in October 2012.  The new rates have not affected the net amount of Entergy New Orleans’s operating revenues.  In October 2012 the City Council approved a procedural schedule to resolve disputed items that includes a hearing in April 2013.  The rates implemented in October 2012 are subject to retroactive adjustments depending on the outcome of the proceeding.  The City Council has not yet acted on Entergy New Orleans’s request for an increase in storm reserve funding.  Entergy New Orleans’s formula rate plan ended with the 2011 test year and has not yet been extended.  Entergy New Orleans is expected to file a full rate case 12 months prior to the anticipated completion of the Ninemile 6 generating facility.

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  In September 2009 the City Council approved the energy efficiency programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs.

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

The parties filed a settlement in August 2010 intended to resolve the rate case proceeding.  The settlement provided for a $59 million base rate increase for electricity usage beginning August 15, 2010, with an additional increase of $9 million for bills rendered beginning May 2, 2011.  The settlement stipulated an authorized return on equity of 10.125%.  The settlement stated that Entergy Texas’s fuel costs for the period April 2007 through June 2009 are reconciled, with $3.25 million of disallowed costs, which were included in an interim fuel refund.  The settlement also set River Bend decommissioning costs at $2.0 million annually.  Consistent with the settlement, in the third quarter 2010, Entergy Texas amortized $11 million of rate case costs.  The PUCT approved the settlement in December 2010.

2011 Rate Case

In November 2011, Entergy Texas filed a rate case requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year.  The rate case also proposed a purchased power recovery rider.  On January 12, 2012, the PUCT voted not to address the purchased power recovery rider in the current rate case, but the PUCT voted to set a baseline in the rate case proceeding that would be applicable if a purchased power capacity rider is approved in a separate

Entergy Corporation and Subsidiaries
Notes to Financial Statements

proceeding.  In April 2012 the PUCT Staff filed direct testimony recommending a base rate increase of $66 million and a 9.6% return on common equity.  The PUCT Staff, however, subsequently filed a statement of position in the proceeding indicating that it was still evaluating the position it would ultimately take in the case regarding Entergy Texas’s recovery of purchased power capacity costs and Entergy Texas’s proposal to defer its MISO transition expenses.  In April 2012, Entergy Texas filed rebuttal testimony indicating a revised request for a $105 million base rate increase.  A hearing was held in late-April through early-May 2012.

In September 2012 the PUCT issued an order approving a $28 million rate increase, effective July 2012.  The order includes a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.”  The order also provides for increases in depreciation rates and the annual storm reserve accrual.  The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measureable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates, and reduced Entergy’s Texas’s fuel reconciliation recovery by $4.0 million because it disagreed with the line-loss factor used in the calculation.  After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery.  Entergy Texas continues to believe that it is entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012.  Several other parties have also filed motions for rehearing of the PUCT’s order.  The PUCT subsequently denied rehearing of substantive issues.  Several parties, including Entergy Texas, have appealed the PUCT’s order to the Travis County District Court.

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

The LPSC, APSC, MPSC, and the Arkansas Electric Energy Consumers appealed the FERC’s December 2005 decision to the United States Court of Appeals for the D.C. Circuit.  Entergy and the City of New Orleans intervened in the various appeals.  The D.C. Circuit issued its decision in April 2008.  The D.C. Circuit concluded that the FERC’s orders had failed to adequately explain both its conclusion that it was prohibited from ordering refunds for the 20-month period from September 13, 2001 - May 2, 2003 and its determination to implement the bandwidth remedy commencing on January 1, 2006, rather than June 1, 2005.  The D.C. Circuit remanded the case to the FERC for further proceedings on these issues.

In October 2011, the FERC issued an order addressing the D.C. Circuit remand on these two issues.  On the first issue, the FERC concluded that it did have the authority to order refunds, but decided that it would exercise its equitable discretion and not require refunds for the 20-month period from September 13, 2001 - May 2, 2003.  Because the ruling on refunds relied on findings in the interruptible load proceeding, which is discussed in a separate section below, the FERC concluded that the refund ruling will be held in abeyance pending the outcome of the rehearing requests in that proceeding.  On the second issue, the FERC reversed its prior decision and ordered that the prospective bandwidth remedy begin on June 1, 2005 (the date of its initial order in the proceeding) rather than January 1, 2006, as it had previously ordered.  Pursuant to the October 2011 order, Entergy was required to calculate the additional bandwidth payments for the period June - December 2005 utilizing the bandwidth formula tariff prescribed by the FERC that was filed in a December 2006 compliance filing and accepted by the FERC in an April 2007 order.  As is the case with bandwidth remedy payments, these payments and receipts will ultimately be paid by Utility operating company customers to other Utility operating company customers.

In December 2011, Entergy filed with the FERC its compliance filing that provides the payments and receipts among the Utility operating companies pursuant to the FERC’s October 2011 order.  The filing shows the following payments/receipts among the Utility operating companies:

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$156
Entergy Gulf States Louisiana	$(75)
Entergy Louisiana	$-
Entergy Mississippi	$(33)
Entergy New Orleans	$(5)
Entergy Texas	$(43)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Calendar Year 2012 Production Costs

The liabilities and assets for the preliminary estimate of the payments and receipts required to implement the FERC’s remedy based on calendar year 2012 production costs were recorded in December 2012, based on certain year-to-date information.  The preliminary estimate was recorded based on the following estimate of the payments/receipts among the Utility operating companies for 2013.

Payments or (Receipts)
(In Millions)
Entergy Arkansas	$-
Entergy Gulf States Louisiana	$-
Entergy Louisiana	$-
Entergy Mississippi	$-
Entergy New Orleans	$(17)
Entergy Texas	$17

The actual payments/receipts for 2013, based on calendar year 2012 production costs, will not be calculated until the Utility operating companies’ 2012 FERC Form 1s have been filed.  Once the calculation is completed, it will be filed at the FERC.  The level of any payments and receipts is significantly affected by a number of factors, including, among others, weather, the price of alternative fuels, the operating characteristics of the Entergy System generating fleet, and multiple factors affecting the calculation of the non-fuel related revenue requirement components of the total production costs, such as plant investment.

Rough Production Cost Equalization Rates

Each May since 2007 Entergy has filed with the FERC the rates to implement the FERC’s orders in the System Agreement proceeding.  These filings show the following payments/receipts among the Utility operating companies are necessary to achieve rough production cost equalization as defined by the FERC’s orders:

	2007 Pmts (Rcts)	2008 Pmts (Rcts)	2009 Pmts (Rcts)	2010 Pmts (Rcts)	2011 Pmts (Rcts)	2012 Pmts (Rcts)
	(In Millions)

Entergy Arkansas	$252	$252	$390	$41	$77	$41
Entergy Gulf States La.	$(120)	$(124)	$(107)	$-	$(12)	$-
Entergy Louisiana	$(91)	$(36)	$(140)	$(22)	$-	$(41)
Entergy Mississippi	$(41)	$(20)	$(24)	$(19)	$(40)	$-
Entergy New Orleans	$-	$(7)	$-	$-	$(25)	$-
Entergy Texas	$(30)	$(65)	$(119)	$-	$-	$-

The APSC has approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas.  Management believes that any changes in the allocation of production costs resulting from the FERC’s decision and related retail proceedings should result in similar rate changes for retail customers, subject to specific circumstances that have caused trapped costs.  See “Fuel and purchased power cost recovery, Entergy Texas,” above for discussion of a

Entergy Corporation and Subsidiaries
Notes to Financial Statements

PUCT decision that resulted in $18.6 million of trapped costs between Entergy’s Texas and Louisiana jurisdictions.  See “2007 Rate Filing Based on Calendar Year 2006 Production Costs” below for a discussion of a FERC decision that could result in trapped costs at Entergy Arkansas related to its contract with AmerenUE.

Entergy Arkansas, and, for December 2012, Entergy Texas, records accounts payable and Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas record accounts receivable to reflect the rough production cost equalization payments and receipts required to implement the FERC’s remedy.  Entergy Arkansas, and, for December 2012, Entergy Texas, records a corresponding regulatory asset for its right to collect the payments from its customers, and Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas record corresponding regulatory liabilities for their obligations to pass the receipts on to their customers.  The regulatory asset and liabilities are shown as “System Agreement cost equalization” on the respective balance sheets.

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

AmerenUE argued that its wholesale power contract with Entergy Arkansas, pursuant to which Entergy Arkansas sells power to AmerenUE, does not permit Entergy Arkansas to flow through to AmerenUE any portion of Entergy Arkansas’s bandwidth payment.  The AmerenUE contract expired in August 2009.  In April 2008, AmerenUE filed a complaint with the FERC seeking refunds, plus interest, in the event the FERC ultimately determines that bandwidth payments are not properly recovered under the AmerenUE contract.  In response to the FERC’s decision discussed in the previous paragraph, Entergy Arkansas recorded a regulatory provision in the fourth quarter 2009 for a potential refund to AmerenUE.

In May 2012, the FERC issued an order on rehearing in the proceeding.  The order may result in the reallocation of costs among the Utility operating companies, although there are still FERC decisions pending in other System Agreement proceedings that could affect the rough production cost equalization payments and receipts.  The FERC directed Entergy, within 45 days of the issuance of a pending FERC order on rehearing regarding the functionalization of costs in the 2007 rate filing, to file a comprehensive bandwidth recalculation report showing updated payments and receipts in the 2007 rate filing proceeding.  The May 2012 FERC order also denied Entergy’s request for rehearing regarding the AmerenUE contract and ordered Entergy Arkansas to refund to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

AmerenUE the rough production cost equalization payments collected from AmerenUE.  Under the terms of the FERC’s order a refund of $30.6 million, including interest, was made in June 2012.  Entergy and the LPSC appealed certain aspects of the FERC’s decisions to the U.S. Court of Appeals for the D.C. Circuit.  On December 7, 2012, the D.C. Circuit dismissed Entergy’s petition for review as premature because Entergy filed a rehearing request of the May 2012 FERC order and that rehearing request is still pending.  The court also ordered that the LPSC’s appeal be held in abeyance and that the parties file motions to govern further proceedings within 30 days of the FERC’s completion of the ongoing "Entergy bandwidth proceedings."

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

The parties reached a partial settlement agreement of certain of the issues initially raised in this proceeding.  The partial settlement agreement was conditioned on the FERC accepting the agreement without modification or condition, which the FERC did on August 24, 2009.  A hearing on the remaining issues in the proceeding was completed in June 2009, and in September 2009 the ALJ issued an initial decision.  The initial decision affirms Entergy’s position in the filing, except for two issues that may result in a reallocation of costs among the Utility operating companies.  In October 2011 the FERC issued an order on the ALJ’s initial decision.  The FERC’s order resulted in a minor reallocation of payments/receipts among the Utility operating companies on one issue in the 2008 rate filing.  Entergy made a compliance filing in December 2011 showing the updated payment/receipt amounts.  The LPSC filed a protest in response to the compliance filing.  On January 3, 2013, the FERC issued an order accepting Entergy’s compliance filing.  In the January 2013 order the FERC required Entergy to include interest on the recalculated bandwidth payment and receipt amounts for the period from June 1, 2008 until the date of the Entergy intra-system bill that will reflect the bandwidth recalculation amounts for calendar year 2007.  On February 4, 2013, Entergy filed a request for rehearing of the FERC’s ruling requiring interest.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

Several parties intervened in the 2009 rate proceeding at the FERC, including the LPSC and Ameren, which have also filed protests.  In July 2009 the FERC accepted Entergy's proposed rates for filing, effective June 1, 2009, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures were terminated and a hearing before the ALJ was held in April 2010.  In August 2010 the ALJ issued an initial decision.  The initial decision substantially affirms Entergy's position in the filing, except for one issue that may result in some reallocation of costs among the Utility operating companies.  The LPSC, the FERC trial staff, and Entergy submitted briefs on exceptions in the proceeding.  In May 2012 the FERC issued an order affirming the ALJ’s initial decision, or finding certain issues in that decision moot.  Rehearing and clarification of FERC’s order have been requested.

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

2011 Rate Filing Based on Calendar Year 2010 Production Costs

In May 2011, Entergy filed with the FERC the 2011 rates in accordance with the FERC’s orders in the System Agreement proceeding.  Several parties intervened in the proceeding at the FERC, including the LPSC, which filed a protest as well.  In July 2011 the FERC accepted Entergy's proposed rates for filing, effective June 1, 2011, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review.

2012 Rate Filing Based on Calendar Year 2011 Production Costs

In May 2012, Entergy filed with the FERC the 2012 rates in accordance with the FERC’s orders in the System Agreement proceeding.  Several parties intervened in the proceeding at the FERC, including the LPSC, which filed a protest as well.  In August 2012 the FERC accepted Entergy's proposed rates for filing, effective June 2012, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in prior production cost proceedings currently before the FERC on review.

Interruptible Load Proceeding

In April 2007, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC’s appeal of the FERC’s March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies’ interruptible loads.  In its opinion the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds.  The FERC issued its order on remand in September 2007, in which it directed Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change.  In addition, the order directed the Utility operating companies to make refunds for the period May 1995 through July 1996.  In November 2007 the Utility operating companies filed a refund report describing the refunds to be issued pursuant to the FERC's orders.  The LPSC filed a protest to the refund report in December 2007, and the Utility operating companies filed an answer to the protest in January 2008.  The refunds were made in October 2008 by the Utility operating companies that owed refunds to the Utility operating companies that were due a refund under the decision.  The APSC and the Utility operating companies appealed the FERC decisions to the D.C. Circuit.  Because of its refund obligation to its customers as a result of this proceeding and a related LPSC proceeding, Entergy Louisiana recorded provisions during 2008 of approximately $16 million, including interest, for rate refunds.  The refunds were made in the fourth quarter 2009.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In September 2010, the FERC had issued an order setting the refund report filed in the proceeding in November 2007 for hearing and settlement judge procedures.  In May 2011, Entergy filed a settlement agreement that resolved all issues relating to the refund report set for hearing.  In June 2011 the settlement judge certified the settlement as uncontested and the settlement agreement is currently pending before the FERC.  In July 2011, Entergy filed an amended/corrected refund report and a motion to defer action on the settlement agreement until after the FERC rules on the LPSC’s rehearing request regarding the June 2011 decision denying refunds.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The LPSC filed direct testimony in the proceeding alleging, among other things, (1) that Entergy violated the System Agreement by permitting Entergy Arkansas to make non-requirements sales to non-affiliated third parties rather than making such energy available to the other Utility operating companies’ customers; and (2) that over the period 2000 - 2009, these non-requirements sales caused harm to the Utility operating companies’ customers and these customers should be compensated for this harm by Entergy.  In subsequent testimony, the LPSC modified its original damages claim in favor of quantifying damages by re-running intra-system bills.  The Utility operating companies believe the LPSC's allegations are without merit.  A hearing in the matter was held in August 2010.

In December 2010, the ALJ issued an initial decision.  The ALJ found that the System Agreement allowed for Entergy Arkansas to make the sales to third parties but concluded that the sales should be accounted for in the same manner as joint account sales.  The ALJ concluded that “shareholders” should make refunds of the damages to the Utility operating companies, along with interest.  Entergy disagreed with several aspects of the ALJ’s initial decision and in January 2011 filed with the FERC exceptions to the decision.

The FERC issued a decision in June 2012 and held that, while the System Agreement is ambiguous, it does provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement does not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load, but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  Quantifying the effect of the FERC’s decision will require re-running intra-system bills for a ten-year period, and the FERC in its decision established further hearing procedures to determine the calculation of the effects.  In July 2012, Entergy and the LPSC filed requests for rehearing of the FERC’s June 2012 decision, which are pending with the FERC.

As required by the procedural schedule established in the calculation proceeding, Entergy filed its direct testimony that included a proposed illustrative re-run, consistent with the directives in FERC’s order, of intra-system bills for 2003, 2004, and 2006, the three years with the highest volume of opportunity sales.  Entergy’s proposed illustrative re-run of intra-system bills shows that the potential cost for Entergy Arkansas would be up to $12 million for the years 2003, 2004, and 2006, and the potential benefit would be significantly less than that for each of the other Utility operating companies.  Entergy’s proposed illustrative rerun of the intra-system bills also shows an offsetting potential benefit to Entergy Arkansas for the years 2003, 2004, and 2006 resulting from the effects of the FERC’s order on System Agreement Service Schedules MSS-1, MSS-2, and MSS-3, and the potential offsetting cost would be significantly less than that for each of the other Utility operating companies.  Entergy provided to the LPSC an illustrative intra-system bill recalculation as specified by the LPSC for the years 2003, 2004, and 2006, and the LPSC then filed answering testimony in December 2012.  In its testimony the LPSC claims that the damages that should be paid by Entergy Arkansas to the Utility operating company’s customers for 2003, 2004, and 2006 are $42 million to Entergy Gulf States, Inc., $7 million to Entergy Louisiana, $23 million to Entergy Mississippi, and $4 million to Entergy New Orleans; and that Entergy Arkansas “shareholders” should pay Entergy Arkansas customers $34 million.  The FERC staff and certain intervenors filed direct and answering testimony in February 2013.  A hearing is scheduled for May 2013, and the ALJ’s initial decision on the calculation of the effects is due by August 28, 2013.

Storm Cost Recovery Filings with Retail Regulators

Entergy Arkansas

Entergy Arkansas January 2009 Ice Storm

In January 2009 a severe ice storm caused significant damage to Entergy Arkansas's transmission and distribution lines, equipment, poles, and other facilities.  A law was enacted in April 2009 in Arkansas that authorizes securitization of storm damage

Entergy Corporation and Subsidiaries
Notes to Financial Statements

restoration costs.  In June 2010 the APSC issued a financing order authorizing the issuance of approximately $126.3 million in storm cost recovery bonds, which includes carrying costs of $11.5 million and $4.6 million of up-front financing costs.  See Note 5 to the financial statements for a discussion of the August 2010 issuance of the securitization bonds.

Entergy Arkansas December 2012 Winter Storm

In December 2012 a severe winter storm consisting of ice, snow, and high winds caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles, and other facilities.  Total restoration costs for the repair and/or replacement of Entergy Arkansas’s electrical facilities in areas damaged from the winter storm are estimated to be in the range of $55 million to $65 million.  Entergy Arkansas recorded accruals for the estimated costs incurred that were necessary to return customers to service.  Entergy Arkansas recorded corresponding regulatory assets of approximately $21 million and construction work in progress of approximately $37 million.  Entergy Arkansas recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy Arkansas has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Arkansas is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.  Entergy Arkansas plans to present a cost recovery proposal to the APSC in a base rate case filing in March 2013.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In July 2010, the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $468.9 million in bonds under Act 55.  From the $462.4 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $200 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $262.4 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana used $262.4 million to acquire 2,624,297.11 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

In July 2010, the LCDA issued another $244.1 million in bonds under Act 55.  From the $240.3 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $90 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $150.3 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana used $150.3 million to acquire 1,502,643.04 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

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

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings).  The Act 55 financings are expected to produce additional customer benefits as compared to traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana’s proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively, through prospective annual rate reductions of $2 million and $6 million for five years.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  In May 2008 the Louisiana State Bond Commission granted final approval of the Act 55 financings.

In July 2008, the LPFA issued $687.7 million in bonds under the aforementioned Act 55.  From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

In August 2008, the LPFA issued $278.4 million in bonds under the aforementioned Act 55.  From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $187.7 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.  In February 2012, Entergy Gulf States Louisiana sold 500,000 of its Class A preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, to a third party in exchange for $51 million plus accrued but unpaid distributions on the units.  The 500,000 preferred membership units are mandatorily redeemable in January 2112.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In October 2006, the City Council approved a rate filing settlement agreement that, among other things, authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider that began in March 2007.  These storm reserve funds are held in a restricted escrow account until needed in response to a storm.  In November 2012, Entergy New Orleans withdrew $10 million from the storm reserve escrow account to partially offset the costs associated with Hurricane Isaac.

New Nuclear Generation Development Costs

Entergy Gulf States Louisiana and Entergy Louisiana

Entergy Gulf States Louisiana and Entergy Louisiana have been developing and are preserving a project option for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in their anticipated, upcoming rate case filings, fully reserving the LPSC’s right to determine the recoverability of such costs in rates.  On September 10, 2012, Entergy Gulf States Louisiana and Entergy Louisiana filed a petition for appeal and judicial review of the LPSC’s order with the Louisiana Nineteenth Judicial District Court.  A schedule for the appeal has not been established.  In their rate cases filed in February 2013, Entergy Gulf States Louisiana and Entergy Louisiana request recovery of their new nuclear generation development costs over a ten-year amortization period, with the costs included in rate base.

Entergy Mississippi

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi has been developing and is preserving a project option for new nuclear generation at Grand Gulf Nuclear Station.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In October 2010, Entergy Mississippi filed an application with the MPSC requesting that the MPSC determine that it is in the public interest to preserve the option to construct new nuclear generation at Grand Gulf and that the MPSC approve the deferral of Entergy Mississippi’s costs incurred to date and in the future related to this project, including the accrual of AFUDC or similar carrying charges.  In October 2011, Entergy Mississippi and the Mississippi Public Utilities Staff filed with the MPSC a joint stipulation that the MPSC approved in November 2011.  The stipulation states that there should be a deferral of the $57 million of costs incurred through September 2011 in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf.  The costs shall be treated as a regulatory asset until the proceeding is resolved.  The Mississippi Public Utilities Staff and Entergy Mississippi also agree that the MPSC should conduct a hearing to consider the relief requested by Entergy Mississippi in its application, including evidence regarding whether costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf were prudently incurred and are otherwise allowable.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that such prudently incurred costs shall be recoverable in a manner to be determined by the MPSC.  In the Stipulation, the Mississippi Public Utilities Staff and Entergy Mississippi agree that the development of a nuclear unit project

Entergy Corporation and Subsidiaries
Notes to Financial Statements

option is consistent with the Mississippi Baseload Act.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that the deferral of costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf also is consistent with the Mississippi Baseload Act.  Entergy Mississippi will not accrue carrying charges or continue to accrue AFUDC on the costs, pending the outcome of the proceeding.  Further proceedings before the MPSC have not been scheduled.

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

Income taxes from continuing operations for 2012, 2011, and 2010 for Entergy Corporation and Subsidiaries consist of the following:

	2012	2011	2010
	(In Thousands)
Current:
Federal	$(47,851)	$452,713	$145,161
Foreign	143	130	131
State	(41,516)	152,711	19,313
Total	(89,224)	605,554	164,605
Deferred and non-current - net	131,130	(311,708)	468,698
Investment tax credit
adjustments - net	(11,051)	(7,583)	(16,064)
Income tax expense from
continuing operations	$30,855	$286,263	$617,239

Income taxes for 2012, 2011, and 2010 for Entergy’s Registrant Subsidiaries consist of the following:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2012	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Current:
Federal	$64,069	$(66,081)	$(132,999)	$3,188	$(9,484)	$(114,677)	$(50,491)
State	6,712	9,535	(1,269)	(4,425)	(1,617)	4,933	(8,544)
Total	70,781	(56,546)	(134,268)	(1,237)	(11,101)	(109,744)	(59,035)
Deferred and non-current - net	26,042	112,390	8,463	59,045	18,586	144,471	137,832
Investment tax credit
adjustments - net	(2,017)	(3,228)	(3,117)	871	(245)	(1,609)	(1,682)
Income taxes	$94,806	$52,616	$(128,922)	$58,679	$7,240	$33,118	$77,115

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2011	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Current:
Federal	$(12,448)	$(30,106)	$(136,800)	$(9,466)	$14,641	$(33,045)	$139,529
State	(1,751)	15,950	34,832	6,069	1,724	3,153	16,825
Total	(14,199)	(14,156)	(101,968)	(3,397)	16,365	(29,892)	156,354
Deferred and non-current - net	148,978	107,250	(265,046)	32,380	(201)	80,993	(84,505)
Investment tax credit
adjustments - net	(2,014)	(3,358)	(3,197)	(182)	(302)	(1,609)	3,104
Income taxes	$132,765	$89,736	$(370,211)	$28,801	$15,862	$49,492	$74,953

Entergy Corporation and Subsidiaries
Notes to Financial Statements

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2010	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)
Current:
Federal	$114,821	$196,230	$73,174	$13,722	$(114,382)	$(10,607)	$(4,102)
State	(9,200)	481	(4,324)	5,959	1,427	1,060	3,328
Total	105,621	196,711	68,850	19,681	(112,955)	(9,547)	(774)
Deferred and non-current - net	10,328	(101,007)	918	31,415	129,880	53,539	60,305
Investment tax credit
adjustments - net	(3,005)	(3,407)	(3,222)	(985)	(324)	(1,609)	(3,482)
Income taxes	$112,944	$92,297	$66,546	$50,111	$16,601	$42,383	$56,049

Total income taxes for Entergy Corporation and Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2012, 2011, and 2010 are:

	2012	2011	2010
	(In Thousands)

Net income attributable to Entergy Corporation	$846,673	$1,346,439	$1,250,242
Preferred dividend requirements of subsidiaries	21,690	20,933	20,063
Consolidated net income	868,363	1,367,372	1,270,305
Income taxes	30,855	286,263	617,239
Income before income taxes	$899,218	$1,653,635	$1,887,544

Computed at statutory rate (35%)	$314,726	$578,772	$660,640
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	40,699	93,940	40,530
Regulatory differences - utility plant items	35,527	39,970	31,473
Equity component of AFUDC	(30,838)	(30,184)	(16,542)
Amortization of investment tax credits	(14,000)	(14,962)	(15,980)
Flow-through / permanent differences	(14,801)	(17,848)	(26,370)
Net-of-tax regulatory liability (a)	(4,356)	65,357	-
Deferred tax reversal on PPA settlement (a)	-	(421,819)	-
Deferred tax asset on additional depreciation (b)	(155,300)	-	-
Write-off of reorganization costs	-	-	(19,974)
Tax law change-Medicare Part D	-	-	13,616
Write-off of regulatory asset for income taxes	42,159	-	-
Capital losses	(20,188)	-	-
Provision for uncertain tax positions (c)	(159,957)	2,698	(43,115)
Other - net	(2,816)	(9,661)	(7,039)
Total income taxes as reported	$30,855	$286,263	$617,239

Effective Income Tax Rate	3.4%	17.3%	32.7%

(a) See "Income Tax Audits - 2006-2007 IRS Audit" below for discussion of these items.
(b) See "Income Tax Audits - 2004-2005 IRS Audit" below for discussion of this item.
(c) See "Income Tax Audits - 2008-2009 IRS Audit" below for discussion of the most significant item in 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2012, 2011, and 2010 are:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2012	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Net income	$152,365	$158,977	$281,081	$46,768	$17,065	$41,971	$111,866
Income taxes (benefit)	94,806	52,616	(128,922)	58,679	7,240	33,118	77,115
Pretax income	$247,171	$211,593	$152,159	$105,447	$24,305	$75,089	$188,981

Computed at statutory rate (35%)	$86,510	$74,058	$53,256	$36,906	$8,507	$26,281	$66,143
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	11,282	5,087	1,976	3,944	505	3,115	6,652
Regulatory differences -
utility plant items	6,778	8,472	312	2,619	2,289	3,668	11,389
Equity component of AFUDC	(2,495)	(3,042)	(12,919)	(1,383)	(276)	(1,587)	(9,136)
Amortization of investment
tax credits	(1,992)	(3,204)	(3,089)	(264)	(240)	(1,596)	(3,480)
Flow-through / permanent
differences	3,427	(7,646)	1,397	1,961	(4,385)	1,585	(357)
Net-of-tax regulatory liability (a)	-	-	(4,356)	-	-	-	-
Non-taxable dividend income	-	(9,836)	(27,336)	-	-	-	-
Expense (benefit) of Entergy
Corporation expenses	(19,403)	(17,703)	-	14,449	2,758	-	(10,241)
Provision for uncertain
tax positions (b)	11,227	8,745	(143,583)	870	(2,095)	1,651	17,966
Change in regulatory recovery	-	(553)	7,854	-	-	-	-
Other - net	(528)	(1,762)	(2,434)	(423)	177	1	(1,821)
Total income taxes	$94,806	$52,616	$(128,922)	$58,679	$7,240	$33,118	$77,115

Effective Income Tax Rate	38.4%	24.9%	-84.7%	55.6%	29.8%	44.1%	40.8%

(a) See "Income Tax Audits - 2006-2007 IRS Audit" below for discussion of these items.
(b) See "Income Tax Audits - 2008-2009 IRS Audit" below for discussion of the most significant item in 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2011	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Net income	$164,891	$201,604	$473,923	$108,729	$35,976	$80,845	$64,197
Income taxes (benefit)	132,765	89,736	(370,211)	28,801	15,862	49,492	74,953
Pretax income	$297,656	$291,340	$103,712	$137,530	$51,838	$130,337	$139,150

Computed at statutory rate (35%)	$104,180	$101,969	$36,299	$48,136	$18,143	$45,618	$48,703
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	13,727	9,618	943	3,211	3,350	2,033	4,436
Regulatory differences -
utility plant items	10,079	8,379	1,404	2,038	3,860	4,003	10,207
Equity component of AFUDC	(3,363)	(3,181)	(11,315)	(2,963)	(215)	(1,322)	(7,825)
Amortization of investment
tax credits	(1,992)	(3,336)	(3,168)	(960)	(295)	(1,596)	(3,480)
Net-of-tax regulatory liability (a)	-	-	65,357	-	-	-	-
Deferred tax reversal on PPA
settlement (a)	-	-	(421,819)	-	-	-	-
Flow-through / permanent
differences	(1,365)	587	(1,285)	304	(4,983)	88	529
Non-taxable
dividend income	-	(11,364)	(27,336)	-	-	-	-
Expense (benefit) of Entergy
Corporation expenses	-	(5,694)	-	(21,248)	(6,235)	(16)	16,559
Provision for uncertain
tax positions	12,016	(7,144)	(4,880)	(2)	2,241	717	5,878
Other -- net	(517)	(98)	(4,411)	285	(4)	(33)	(54)
Total income taxes	$132,765	$89,736	$(370,211)	$28,801	$15,862	$49,492	$74,953

Effective Income Tax Rate	44.6%	30.8%	-357.0%	20.9%	30.6%	38.0%	53.9%

(a)  See "Income Tax Audits - 2006-2007 IRS Audit" below for discussion of these items.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2010	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Net income	$172,618	$174,319	$231,435	$85,377	$31,114	$66,200	$82,624
Income taxes	112,944	92,297	66,546	50,111	16,601	42,383	56,049
Pretax income	$285,562	$266,616	$297,981	$135,488	$47,715	$108,583	$138,673

Computed at statutory rate (35%)	$99,947	$93,316	$104,293	$47,421	$16,700	$38,004	$48,536
Increases (reductions) in tax
resulting from:
State income taxes net of
federal income tax effect	13,156	1,142	(10,618)	1,245	1,387	424	2,206
Regulatory differences -
utility plant items	6,126	(4,004)	7,374	3,455	3,999	4,089	10,435
Equity component of AFUDC	(144)	(1,547)	(8,361)	(1,643)	(184)	(1,525)	(3,138)
Amortization of investment
tax credits	(2,983)	(3,309)	(3,192)	(972)	(313)	(1,596)	(3,480)
Flow-through / permanent
differences	(1,235)	8,423	(754)	153	(4,883)	236	(497)
Non-taxable
dividend income	-	(9,189)	(23,603)	-	-	-	-
Provision for uncertain
tax positions	(2,100)	7,200	2,200	700	(300)	2,800	2,090
Other -- net	177	265	(793)	(248)	195	(49)	(103)
Total income taxes	$112,944	$92,297	$66,546	$50,111	$16,601	$42,383	$56,049

Effective Income Tax Rate	39.6%	34.6%	22.3%	37.0%	34.8%	39.0%	40.4%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	$(8,240,342)	$(7,043,758)
Regulatory assets	(898,143)	(930,370)
Nuclear decommissioning trusts	(848,918)	(553,558)
Combined unitary state taxes	(233,210)	(227,427)
Power purchase agreements	-	(17,138)
Other	(485,550)	(402,097)
Total	(10,706,163)	(9,174,348)

Deferred tax assets:
Nuclear decommissioning liabilities	733,103	612,945
Regulatory liabilities	404,852	197,554
Pension and other post-employment benefits	358,893	315,134
Sale and leaseback	195,074	217,430
Accumulated deferred investment tax credit	110,690	108,338
Provision for contingencies	61,576	28,504
Power purchase agreements	43,717	-
Net operating loss carryforwards	960,235	253,518
Capital losses	13,631	12,995
Valuation allowance	(86,881)	(85,615)
Other	141,592	160,620
Total	2,936,482	1,821,423

Noncurrent accrued taxes (including unrecognized
tax benefits)	(210,534)	(814,597)

Accumulated deferred income taxes and taxes accrued	$(7,980,215)	$(8,167,522)

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2012 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses	$12.6 billion	2028-2032
State net operating losses	$11.2 billion	2013-2032
State capital losses	$177 million	2013-2015
Miscellaneous federal and state credits	$81.9 million	2013-2032

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers, tax credit carryovers, and other tax attributes reflected on income tax returns.

Because it is more likely than not that the benefit from certain state net operating and capital loss carryovers will not be utilized, a valuation allowance of $69.6 million and $13.6 million has been provided on the deferred tax assets relating to these state net operating and capital loss carryovers, respectively.

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2012 and 2011 are as follows:

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2012	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Deferred tax liabilities:
Plant basis differences - net	$(1,565,988)	$(1,268,164)	$(1,544,256)	$(727,442)	$(202,496)	$(770,084)	$(759,896)
Regulatory assets	(172,915)	(100,578)	(249,051)	(27,077)	(4,790)	(220,417)	(119,209)
Nuclear decommissioning trusts	(67,025)	(25,472)	(29,493)	-	-	-	(27,809)
Deferred fuel	(50,068)	(1,618)	(11,815)	(11,332)	(976)	3,932	(445)
Other	(55,000)	(27,501)	(92,433)	(12,641)	(10,576)	(23,681)	(6,592)
Total	$(1,910,996)	$(1,423,333)	$(1,927,048)	$(778,492)	$(218,838)	$(1,010,250)	$(913,951)

Deferred tax assets:
Nuclear decommissioning liabilities	(63,189)	51,593	92,930	-	-	-	(65,564)
Regulatory liabilities	79,805	47,474	173,046	8,515	47,257	3,429	45,327
Pension and other post-
employment benefits	(75,278)	47,469	34,283	(22,140)	(10,815)	(40,389)	(19,160)
Sale and leaseback	-	-	57,423	-	-	-	137,651
Accumulated deferred investment tax credit	16,062	36,642	27,008	2,776	500	6,210	21,492
Provision for contingencies	4,723	33,074	48,241	9,564	(2,865)	(35,505)	-
Power purchase agreements	94	37,771	-	84	21	2,752	-
Unbilled/deferred revenues	27,651	(23,150)	(7,101)	9,242	3,352	12,986	-
Compensation	3,587	580	18	(664)	13	4,547	180
Net operating loss carryforwards	102,034	-	460,367	45,475	-	20,307	86,228
Other	5,565	6,106	5,513	8,758	4,472	6,707	2,000
Total	101,054	237,559	891,728	61,610	41,935	(18,956)	208,154

Noncurrent accrued taxes (including
unrecognized tax benefits)	46,930	(239,670)	218,033	(1,121)	13,630	55,113	(4,130)

Accumulated deferred income
taxes and taxes accrued	$(1,763,012)	$(1,425,444)	$(817,287)	$(718,003)	$(163,273)	$(974,093)	$(709,927)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

		Entergy
	Entergy	Gulf States	Entergy	Entergy	Entergy	Entergy	System
2011	Arkansas	Louisiana	Louisiana	Mississippi	New Orleans	Texas	Energy
	(In Thousands)

Deferred tax liabilities:
Plant basis differences - net	$(1,334,016)	$(1,124,284)	$(1,077,835)	$(608,596)	$(148,296)	$(735,310)	$(505,369)
Regulatory assets	(222,429)	(103,585)	(249,459)	(32,611)	-	(227,224)	(120,886)
Nuclear decommissioning trusts	(53,789)	(21,096)	(22,441)	-	-	-	(19,138)
Deferred fuel	(82,452)	(1,225)	(4,285)	718	(331)	3,932	(8)
Other	(54,277)	(1,394)	(26,237)	(7,263)	(18,319)	(14,098)	(9,333)
Total	$(1,746,963)	$(1,251,584)	$(1,380,257)	$(647,752)	$(166,946)	$(972,700)	$(654,734)

Deferred tax assets:

Nuclear decommissioning liabilities	(104,862)	(38,683)	56,399	-	-	-	(47,360)
Regulatory liabilities	29,473	(39,265)	111,705	1,497	53,191	35,072	18,301
Pension and other post-
employment benefits	(75,399)	123,085	19,866	(30,390)	(11,713)	(41,964)	(19,593)
Sale and leaseback	-	-	66,801	-	-	-	150,629
Accumulated deferred
investment tax credit	16,843	31,367	28,197	2,437	592	6,769	22,133
Provision for contingencies	4,167	(1,406)	3,940	2,465	10,121	2,299	-
Power purchase agreements	94	3,938	(1)	2,383	22	2,547	-
Unbilled/deferred revenues	15,222	(21,918)	(7,108)	8,990	2,707	14,324	-
Net operating loss carryforwards	-	-	39,153	-	-	58,547	-
Other	56,116	27,548	33,675	6,206	1,899	8,753	40,759
Total	(58,346)	84,666	352,627	(6,412)	56,819	86,347	164,869

Noncurrent accrued taxes (including
unrecognized tax benefits)	(27,718)	(206,752)	(75,750)	(6,271)	(27,859)	39,799	(165,981)

Accumulated deferred income
taxes and taxes accrued	$(1,833,027)	$(1,373,670)	$(1,103,380)	$(660,435)	$(137,986)	$(846,554)	$(655,846)

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2012 are as follows:
	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses	$1.3 billion	$321 million	$2.3 billion	$155 million	$81 million	$60 million	$875 million
Year(s) of expiration	2029-2031	2029-2030	2028-2032	2029-2032	2030-2032	2029-2032	2029-2032

State net operating losses	$48 million	$852 million	$3.2 billion	-	$94 million	-	$220 million
Year(s) of expiration	2023-2026	2024-2025	2023-2027	N/A	2025-2027	N/A	2029-2030

Misc. federal credits	$2 million	$1 million	$4 million	$1 million	$1 million	-	$2 million
Year(s) of expiration	2024-2031	2024-2031	2026-2031	2024-2031	2024-2031	N/A	2024-2031

State credits	-	-	-	$10.1 million	-	$4.2 million	$15.6 million
Year(s) of expiration	N/A	N/A	N/A	2013-2016	N/A	2013-2027	2015-2016

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

	2012	2011	2010
	(In Thousands)

Gross balance at January 1	$4,387,780	$4,949,788	$4,050,491
Additions based on tax positions related to the current year	163,612	211,966	480,843
Additions for tax positions of prior years	1,517,797	332,744	871,682
Reductions for tax positions of prior years	(476,873)	(259,895)	(438,460)
Settlements	(1,421,913)	(841,528)	(10,462)
Lapse of statute of limitations	-	(5,295)	(4,306)
Gross balance at December 31	4,170,403	4,387,780	4,949,788
Offsets to gross unrecognized tax benefits:
Credit and loss carryovers	(4,022,535)	(3,212,397)	(3,771,301)
Cash paid to taxing authorities	-	(363,266)	(373,000)
Unrecognized tax benefits net of unused tax attributes and payments (1)	$147,868	$812,117	$805,487

(1)	Potential tax liability above what is payable on tax returns

The balances of unrecognized tax benefits include $203 million, $521 million, and $605 million as of December 31, 2012, 2011, and 2010, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $3.968 billion, $3.867 billion, and $4.345 billion as of December 31, 2012, 2011, and 2010, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy has made deposits with the IRS against its potential liabilities arising from audit adjustments and settlements related to its uncertain tax positions.  Deposits are expected to be made to the IRS as the cash tax benefits of uncertain tax positions are realized.    The total amount of cash deposits shown for 2011 has been fully offset against settled liabilities which arose in 2012.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2012, 2011, and 2010 accrued balance for the possible payment of interest is approximately $146.3 million, $99 million, and $45 million, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2012, 2011, and 2010 is as follows:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Gross balance at January 1, 2012	$335,493	$390,493	$446,187	$11,052	$56,052	$19,225	$281,183
Additions based on tax
positions related to the
current year	10,409	8,974	67,721	8,401	497	1,656	8,715
Additions for tax positions
of prior years	429,232	392,548	331,432	4,057	445	4,834	271,172
Reductions for tax
positions of prior years	(39,534)	(50,518)	(169,465)	(5,703)	(2,506)	(11,649)	(20,934)
Settlements	(390,931)	(275,776)	(139,202)	(966)	(2,470)	(112)	(279,790)
Gross balance at December 31, 2012	344,669	465,721	536,673	16,841	52,018	13,954	260,346
Offsets to gross unrecognized
tax benefits:
Loss carryovers	(342,127)	(160,955)	(536,673)	(16,841)	(35,511)	(1,593)	(249,424)
Cash paid to taxing authorities	-	-	-	-	-	-	-
Unrecognized tax benefits net of
unused tax attributes and payments	$2,542	$304,766	$-	$-	$16,507	$12,361	$10,922

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Gross balance at January 1, 2011	$240,239	$353,886	$505,188	$24,163	$18,176	$14,229	$224,518
Additions based on tax
positions related to the
current year	11,216	9,398	8,748	457	50,212	1,760	44,419
Additions for tax positions
of prior years	44,202	50,944	21,052	21,902	7,343	7,533	14,200
Reductions for tax
positions of prior years	(3,255)	(21,719)	(27,991)	(5,022)	(12,289)	(3,432)	(4,942)
Settlements	43,091	(2,016)	(60,810)	(30,448)	(7,390)	(865)	2,988
Gross balance at December 31, 2011	335,493	390,493	446,187	11,052	56,052	19,225	281,183
Offsets to gross unrecognized
tax benefits:
Loss carryovers	(146,429)	(26,394)	(216,720)	(5,930)	(1,211)	(10,645)	(10,752)
Cash paid to taxing authorities	(75,977)	(45,493)	-	(7,556)	(1,174)	(1,376)	(41,878)
Unrecognized tax benefits net of
unused tax attributes and payments	$113,087	$318,606	$229,467	$(2,434)	$53,667	$7,204	$228,553

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Gross balance at January 1, 2010	$293,920	$311,311	$352,577	$17,137	$(53,295)	$32,299	$211,247
Additions based on tax
positions related to the
current year	38,205	87,755	183,188	4,679	173	5,169	16,829
Additions for tax positions
of prior years	1,838	25,960	34,236	6,857	72,169	5,868	10,402
Reductions for tax
positions of prior years	(92,699)	(71,033)	(64,868)	(4,469)	(863)	(29,100)	(13,116)
Settlements	(1,025)	(107)	55	(41)	(8)	(7)	(844)
Gross balance at December 31, 2010	240,239	353,886	505,188	24,163	18,176	14,229	224,518
Offsets to gross unrecognized
tax benefits:
Loss carryovers	(123,968)	(29,257)	(131,805)	(6,477)	(3,751)	(6,269)	(10,487)
Cash paid to taxing authorities	(75,977)	(45,493)	-	(7,556)	(1,174)	(1,376)	(41,878)
Unrecognized tax benefits net of
unused tax attributes and payments	$40,294	$279,136	$373,383	$10,130	$13,251	$6,584	$172,153

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
	(In Millions)

Entergy Arkansas	$0.6	$-	$0.2
Entergy Gulf States Louisiana	$44.0	$107.9	$129.6
Entergy Louisiana	$92.4	$281.3	$286.7
Entergy Mississippi	$3.9	$3.8	$5.3
Entergy New Orleans	$-	$-	$-
Entergy Texas	$8.6	$7.3	$6.0
System Energy	$3.5	$-	$12.1

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense.  Penalties have not been accrued.  Accrued balances for the possible payment of interest are as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
	(In Millions)

Entergy Arkansas	$21.8	$11.4	$-
Entergy Gulf States Louisiana	$33.1	$14.4	$9.7
Entergy Louisiana	$0.9	$0.8	$3.3
Entergy Mississippi	$2.4	$1.7	$1.6
Entergy New Orleans	$0.1	$2.4	$-
Entergy Texas	$0.7	$0.1	$0.1
System Energy	$33.2	$18.5	$8.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Income Tax Litigation

In October 2010 the U.S. Tax Court entered a decision in favor of Entergy for tax years 1997 and 1998.  The issues decided by the Tax Court are as follows:

•	The ability to credit the U.K. Windfall Tax against U.S. tax as a foreign tax credit. The U.K. Windfall Tax relates to Entergy’s former investment in London Electricity.
•	The validity of Entergy’s change in method of tax accounting for street lighting assets and the related increase in depreciation deductions.

The IRS did not appeal street lighting depreciation, and that matter is final.  The IRS filed an appeal of the U.K. Windfall Tax decision, however, with the U.S. Court of Appeals for the Fifth Circuit in December 2010.  Oral arguments were heard in November 2011.  In June 2012 the U.S. Court of Appeals for the Fifth Circuit unanimously affirmed the U.S. Tax Court decision.  As a result of this decision, Entergy reversed its liability for uncertain tax positions associated with this issue.  On September 4, 2012, the U.S. Solicitor General, on behalf of the Commissioner of Internal Revenue, petitioned the U.S. Supreme Court for a writ of certiorari to review the Fifth Circuit judgment.

Concurrent with the Tax Court’s issuance of a favorable decision regarding the above issues, the Tax Court issued a favorable decision in a separate proceeding, PPL Corp. v. Commissioner, regarding the creditability of the U.K. Windfall Tax.  The IRS appealed the PPL decision to the United States Court of Appeals for the Third Circuit.  In December 2011 the Third Circuit reversed the Tax Court’s holding in PPL Corp. v. Commissioner, stating that the U.K. tax was not eligible for the foreign tax credit.  PPL Corp. petitioned the U.S. Supreme Court for a writ of certiorari to review the U.S. Court of Appeals for the Third Circuit decision.  On October 29, 2012, the U.S. Supreme Court granted PPL Corp.’s petition for certiorari.    The Solicitor General’s petition for writ of certiorari in Entergy’s case is currently on hold pending the disposition of the PPL case.  Entergy’s case will be determined consistent with the U.S. Supreme Court’s decision in the PPL proceeding.  Oral argument in PPL’s case was heard on February 20, 2013.

The total tax at issue on the U.K. Windfall Tax credit matter is $152 million, and interest on the underpayment of such tax is estimated to be $102 million resulting in total exposure of $254 million.

In February 2008 the IRS issued a Statutory Notice of Deficiency for the year 2000.  The deficiency resulted from a disallowance of foreign tax credits (the same issue discussed above) as well as the disallowance of depreciation deductions on non-utility nuclear plants.  Entergy filed a Tax Court petition in May 2008 challenging the IRS treatment of these issues.  In June 2010 a trial on the depreciation issue was held in Washington, D.C.  In February 2011 a joint stipulation of settled issues was filed under which the IRS conceded its position with respect to the depreciation issue.  The outcome of the foreign tax credit matter for the year 2000 will also be determined consistent with the U.S. Supreme Court’s decision in the PPL proceeding.

Income Tax Audits

Entergy and its subsidiaries file U.S. federal and various state and foreign income tax returns.  Other than the matters discussed in the Income Tax Litigation section above, the IRS’s and substantially all state taxing authorities’ examinations are completed for years before 2005.

2002-2003 IRS Audit

In September 2009, Entergy entered into a partial agreement with the IRS for the years 2002 and 2003.  In the partial agreement, Entergy did not agree to the IRS’s disallowance of foreign tax credits for the U.K. Windfall Tax and the street lighting depreciation issues.  As discussed above, the IRS did not appeal the Tax Court ruling on the street lighting depreciation.  The U.K. Windfall tax credit issue will be governed by the U.S. Supreme Court's decision in the PPL Corp. proceeding as explained in “Income Tax Litigation”, above.

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
•
Inclusion of nuclear decommissioning liabilities in cost of goods sold for the nuclear power plants owned by the Utility resulting from an Application for Change in Accounting Method for tax purposes (the “2004 CAM”).

During the fourth quarter 2012, Entergy settled the position relating to the 2004 CAM.   Under the settlement Entergy conceded its tax position, resulting in an increase in taxable income of approximately $2.97 billion for the tax years 2004 - 2007.  The settlement provides that Entergy Louisiana is entitled to additional tax depreciation of approximately $547 million for years 2006 and beyond.  The deferred tax asset net of interest charges associated with the settlement is $155 million for Entergy.  There was a related increase to Entergy Louisiana’s member’s equity account.

2006-2007 IRS Audit

The IRS issued its 2006-2007 RAR in October 2011.  In connection with the 2006-2007 IRS audit and resulting RAR, Entergy resolved the significant issues discussed below.

In August 2011, Entergy entered into a settlement agreement with the IRS relating to the mark-to-market income tax treatment of various wholesale electric power purchase and sale agreements, including Entergy Louisiana’s contract to purchase electricity from the Vidalia hydroelectric facility.  See Note 8 to the financial statements for further details regarding this contract and a previous LPSC-approved settlement regarding the tax treatment of the contract.

With respect to income tax accounting for wholesale electric power purchase agreements, Entergy recognized income for tax purposes of approximately $1.5 billion, which represents a reversal of previously deducted temporary differences on which deferred taxes had been provided.  Also in connection with this settlement, Entergy recognized a gain for income tax purposes of approximately $1.03 billion on the formation of a wholly-owned subsidiary in 2005 with a corresponding step-up in the tax basis of depreciable assets resulting in additional tax depreciation at Entergy Louisiana.  Because Entergy Louisiana is entitled to deduct additional tax depreciation of $1.03 billion in the future, Entergy Louisiana recorded a deferred tax asset for this additional tax basis.  The tax expense associated with the gain is offset by recording the deferred tax asset and by utilization of net operating losses.  With the recording of the deferred tax asset, there was a corresponding increase to Entergy Louisiana’s member’s equity account.  The agreement with the IRS effectively settled the tax treatment of various wholesale electric power purchase and sale agreements, resulting in the reversal in third quarter 2011 of approximately $422 million of deferred tax liabilities and liabilities for uncertain tax positions at Entergy Louisiana, with a corresponding reduction in income tax expense.  Under the terms of an LPSC-approved final settlement, Entergy Louisiana recorded a $199 million regulatory charge and a corresponding net-of-tax regulatory liability.

After consideration of the taxable income recognition and the additional depreciation deductions provided for in the settlement, Entergy’s net operating loss carryover was reduced by approximately $2.5 billion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2008-2009 IRS Audit

In the third quarter 2008, Entergy Louisiana and Entergy Gulf States Louisiana received $679 million and $274.7 million, respectively, from the Louisiana Utilities Restoration Corporation (“LURC”).  These receipts from LURC were from the proceeds of a Louisiana Act 55 financing of the costs incurred to restore service following Hurricane Katrina and Hurricane Rita.  See Note 2 to the financial statements for further details regarding the financings.

In June 2012, Entergy effectively settled the tax treatment of the receipt of these funds, which resulted in an increase to 2008 taxable income of $129 million and $104 million for Entergy Louisiana and Entergy Gulf States Louisiana, respectively.  As a result of the settlement, Entergy recorded an income tax benefit of $172 million, including $143 million for Entergy Louisiana and $20 million for Entergy Gulf States Louisiana, resulting from the reversal of liabilities for uncertain tax positions. Under the terms of an LPSC-approved settlement related to the Louisiana Act 55 financings, Entergy Louisiana and Entergy Gulf States Louisiana recorded, respectively, a $137 million ($84 million net-of-tax) and a $28 million ($17 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect their obligations to customers with respect to the settlement.  See Note 8 to the financial statements for further discussion of the LPSC settlement.

In the fourth quarter 2009, Entergy filed Applications for Change in Accounting Method (the “2009 CAM”) for tax purposes with the IRS for certain costs under Section 263A of the Internal Revenue Code.  In the Applications, Entergy proposed to treat the nuclear decommissioning liability associated with the operation of its nuclear power plants as a production cost properly includable in cost of goods sold.  The effect of the 2009 CAM  was a $5.7 billion reduction in 2009 taxable income.  The 2009 CAM was adjusted to $9.3 billion in 2012.

In the fourth quarter 2012 the IRS disallowed the reduction to 2009 taxable income related to the 2009 CAM.  Entergy has disagreed with this disallowance and will file a protest with IRS Appeals at the conclusion of the 2008-09 examination.

Other Tax Matters

Entergy regularly negotiates with the IRS to achieve settlements.  The results of all pending litigations and audit issues could result in significant changes to the amounts of unrecognized tax benefits, as discussed above.

In March 2010, Entergy filed an Application for Change in Accounting Method with the IRS.  In the application, Entergy proposed to change the definition of unit of property for its generation assets to determine the appropriate characterization of costs associated with such units as capital or repair under the Internal Revenue Code and related Treasury Regulations.  The effect of this change was an approximate $1.3 billion reduction in 2010 taxable income for Entergy, including reductions of $292 million for Entergy Arkansas, $132 million for Entergy Gulf States Louisiana, $185 million for Entergy Louisiana, $48 million for Entergy Mississippi, $45 million for Entergy Texas, $13 million for Entergy New Orleans, and $180 million for System Energy.

During the second quarter 2011, Entergy filed an Application for Change in Accounting Method with the IRS related to the allocation of overhead costs between production and non-production activities.  The accounting method affects the amount of overhead that will be capitalized or deducted for tax purposes.  The accounting method is expected to be implemented for the 2014 tax year.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2017.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2012 was 2.04% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2012.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$795	$8	$2,697

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

In September 2012, Entergy Corporation implemented a commercial paper program with a program limit of up to $500 million.  In November 2012, Entergy Corporation increased the limit for the commercial paper program to $1 billion.  At December 31, 2012, Entergy Corporation had $665 million of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2012 was 0.88%.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2012 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2012

Entergy Arkansas	April 2013	$20 million (b)	1.81%	-
Entergy Arkansas	March 2017	$150 million (c)	1.71%	-
Entergy Gulf States Louisiana	March 2017	$150 million (d)	1.71%	-
Entergy Louisiana	March 2017	$200 million (e)	1.71%	-
Entergy Mississippi	May 2013	$35 million (f)	1.96%	-
Entergy Mississippi	May 2013	$25 million (f)	1.96%	-
Entergy Mississippi	May 2013	$10 million (f)	1.96%	-
Entergy New Orleans	November 2013	$25 million (g)	1.69%	-
Entergy Texas	March 2017	$150 million (h)	1.96%	-

(a)	The interest rate is the rate as of December 31, 2012 that would be applied to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Arkansas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(g)	The credit facility requires Entergy New Orleans to maintain a debt ratio of 65% or less of its total capitalization.
(h)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2012, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

The facility fees on the credit facilities range from 0.125% to 0.275% of the commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2013.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2012 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States Louisiana	$200	$7
Entergy Louisiana	$250	-
Entergy Mississippi	$175	-
Entergy New Orleans	$100	-
Entergy Texas	$200	-
System Energy	$200	-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of December 31, 2012:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2012
	(Dollars in Millions)

Entergy Arkansas VIE	July 2013	$85	2.31%	$36.7
Entergy Gulf States Louisiana VIE	July 2013	$85	n/a	$-
Entergy Louisiana VIE	July 2013	$90	2.36%	$54.7
System Energy VIE	July 2013	$100	2.37%	$40.0

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of December 31, 2012 as follows:

Company	Description	Amount

Entergy Arkansas VIE	9% Series H due June 2013	$30 million
Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Gulf States Louisiana VIE	5.56% Series N due May 2013	$75 million
Entergy Gulf States Louisiana VIE	3.25% Series Q due July 2017	$75 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
Entergy Louisiana VIE	3.25% Series G due July 2017	$25 million
System Energy VIE	6.29% Series F due September 2013	$70 million
System Energy VIE	5.33% Series G due April 2015	$60 million
System Energy VIE	4.02% Series H due February 2017	$50 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

In February 2013 the Entergy Gulf States Louisiana nuclear fuel company variable interest entity issued $70 million of 3.38% Series R notes due August 2020.  The Entergy Gulf States Louisiana nuclear fuel company variable interest entity used the proceeds principally to purchase additional nuclear fuel.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have obtained long-term financing authorizations from the FERC that extend through May 2013, September 2014, January 2015, and November 2013, respectively, for issuances by its nuclear fuel company variable interest entity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2012 and 2011 consisted of:

Type of Debt and Maturity	Weighted Average Interest Rate December 31, 2012	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2012	2011	2012	2011
				(In Thousands)

Mortgage Bonds
2012-2017	3.24%	1.88%-5.40%	3.25%-6.20%	$1,045,000	$865,000
2018-2022	5.15%	3.30%-7.13%	3.75%-7.13%	2,635,000	2,435,000
2023-2027	4.82%	3.10%-5.66%	4.44%-5.66%	1,658,369	1,158,449
2028-2037	6.18%	5.65%-6.40%	5.65%-6.40%	867,976	868,145
2039-2052	6.22%	4.90%-7.88%	5.75%-7.88%	1,335,000	905,000

Governmental Bonds (a)
2012-2017	4.15%	2.88%-4.60%	2.88%-5.80%	86,655	97,495
2018-2022	5.59%	4.60%-5.88%	4.60%-5.9%	307,030	410,005
2023-2030	5.00%	5.00%	5.0%-6.20%	198,680	248,680

Securitization Bonds
2013-2020	4.18%	2.12%-5.79%	2.12%-5.79%	357,577	416,899
2021-2023	3.74%	2.04%-5.93%	2.04%-5.93%	616,159	653,948

Variable Interest Entities Notes Payable (Note 4)
2012-2017	3.85%	2.62%-9.00%	2.25%-9.00%	640,000	519,400

Entergy Corporation Notes
due September 2015	n/a	3.625%	3.625%	550,000	550,000
due January 2017	n/a	4.7%	n/a	500,000	-
due September 2020	n/a	5.125%	5.125%	450,000	450,000

Note Payable to NYPA	(b)	(b)	(b)	109,679	133,363
5 Year Credit Facility (Note 4)	n/a	2.04%	0.75%	795,000	1,920,000
Long-term DOE Obligation (c)	-	-	-	181,157	181,031
Waterford 3 Lease Obligation (d)	n/a	7.45%	7.45%	162,949	188,255
Grand Gulf Lease Obligation (d)	n/a	5.13%	5.13%	138,893	178,784
Bank Credit Facility – Entergy Louisiana	n/a	n/a	0.67%	-	50,000
Unamortized Premium and Discount - Net				(10,744)	(9,531)
Other				14,454	16,523
Total Long-Term Debt				12,638,834	12,236,446
Less Amount Due Within One Year				718,516	2,192,733
Long-Term Debt Excluding Amount Due Within One Year				$11,920,318	$10,043,713

Fair Value of Long-Term Debt (e)				$12,849,330	$12,176,251

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
(b)	These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%.
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
(e)
The fair value excludes lease obligations of $163 million at Entergy Louisiana and $139 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $110 million at Entergy, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 16 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2012, for the next five years are as follows:

Amount
(In Thousands)

2013	$659,720
2014	$385,373
2015	$860,566
2016	$295,441
2017	$1,561,801

In November 2000, Entergy’s non-utility nuclear business purchased the FitzPatrick and Indian Point 3 power plants in a seller-financed transaction.  Entergy issued notes to NYPA with seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing.  These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%.  In accordance with the purchase agreement with NYPA, the purchase of Indian Point 2 in 2001 resulted in Entergy becoming liable to NYPA for an additional $10 million per year for 10 years, beginning in September 2003.  This liability was recorded upon the purchase of Indian Point 2 in September 2001, and is included in the note payable to NYPA balance above.  In July 2003 a payment of $102 million was made prior to maturity on the note payable to NYPA.  Under a provision in a letter of credit supporting these notes, if certain of the Utility operating companies or System Energy were to default on other indebtedness, Entergy could be required to post collateral to support the letter of credit.

Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through July 2013.  Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2015.  Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2014.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);
•	permit the continued commercial operation of Grand Gulf;
•	pay in full all System Energy indebtedness for borrowed money when due; and
•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-term debt for the Registrant Subsidiaries as of December 31, 2012 and 2011 consisted of:

	2012	2011
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
5.40% Series due August 2013	$300,000	$300,000
5.0% Series due July 2018	115,000	115,000
3.75% Series due February 2021	350,000	350,000
5.66% Series due February 2025	175,000	175,000
5.9% Series due June 2033	100,000	100,000
6.38% Series due November 2034	60,000	60,000
5.75% Series due November 2040	225,000	225,000
4.9% Series due December 2052	200,000	-
Total mortgage bonds	1,525,000	1,325,000

Governmental Bonds (a):
4.6% Series due 2017, Jefferson County (d)	54,700	54,700
5.0% Series due 2021, Independence County (d)	45,000	45,000
Total governmental bonds	99,700	99,700

Variable Interest Entity Notes Payable (Note 4):
9% Series H due June 2013	30,000	30,000
5.69% Series I due July 2014	70,000	70,000
3.23% Series J due July 2016	55,000	55,000
2.62% Series K due December 2017	60,000	-
Total variable interest entity notes payable	215,000	155,000

Securitization Bonds:
2.30% Series Senior Secured due August 2021	101,575	113,792
Total securitization bonds	101,575	113,792

Other:
Long-term DOE Obligation (b)	181,157	181,031
Unamortized Premium and Discount – Net	(655)	(733)
Other	2,118	2,131

Total Long-Term Debt	2,123,895	1,875,921
Less Amount Due Within One Year	330,000	-
Long-Term Debt Excluding Amount Due Within One Year	$1,793,895	$1,875,921

Fair Value of Long-Term Debt (c)	$1,876,335	$1,756,361

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2012	2011
	(In Thousands)
Entergy Gulf States Louisiana
Mortgage Bonds:
6.0% Series due May 2018	$375,000	$375,000
3.95% Series due October 2020	250,000	250,000
5.59% Series due October 2024	300,000	300,000
6.2% Series due July 2033	240,000	240,000
6.18% Series due March 2035	85,000	85,000
Total mortgage bonds	1,250,000	1,250,000

Governmental Bonds (a):
2.875% Series due 2015, Louisiana Public Facilities Authority (d)	31,955	31,955
5.8% Series due 2016, West Feliciana Parish	-	10,840
5.0% Series due 2028, Louisiana Public Facilities Authority (d)	83,680	83,680
Total governmental bonds	115,635	126,475

Variable Interest Entity Notes Payable (Note 4):
5.41% Series O due July 2012	-	60,000
5.56% Series N due May 2013	75,000	75,000
3.25% Series Q due July 2017	75,000	-
Credit Facility due July 2013, weighted avg rate 2.25%	-	29,400
Total variable interest entity notes payable	150,000	164,400

Other:
Unamortized Premium and Discount – Net	(1,810)	(2,048)
Other	3,604	3,603

Total Long-Term Debt	1,517,429	1,542,430
Less Amount Due Within One Year	75,000	60,000
Long-Term Debt Excluding Amount Due Within One Year	$1,442,429	$1,482,430

Fair Value of Long-Term Debt (c)	$1,668,819	$1,642,388

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2012	2011
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
1.875% Series due December 2014	$250,000	$-
6.50% Series due September 2018	300,000	300,000
4.8% Series due May 2021	200,000	200,000
3.3% Series due December 2022	200,000	-
5.40% Series due November 2024	400,000	400,000
4.44% Series due January 2026	250,000	250,000
6.4% Series due October 2034	70,000	70,000
6.3% Series due September 2035	100,000	100,000
6.0% Series due March 2040	150,000	150,000
5.875% Series due June 2041	150,000	150,000
5.25% Series due July 2052	200,000	-
Total mortgage bonds	2,270,000	1,620,000

Governmental Bonds (a):
5.0% Series due 2030, Louisiana Public Facilities Authority (d)	115,000	115,000
Total governmental bonds	115,000	115,000

Variable Interest Entity Notes Payable (Note 4):
5.69% Series E due July 2014	50,000	50,000
3.30% Series F due March 2016	20,000	20,000
3.25% Series G due July 2017	25,000	-
Total variable interest entity notes payable	95,000	70,000

Securitization Bonds:
2.04% Series Senior Secured due June 2021	181,584	207,156
Total securitization bonds	181,584	207,156

Other:
Waterford 3 Lease Obligation 7.45% (Note 10)	162,949	188,255
Bank Credit Facility, weighted average rate 0.67% (Note 4)	-	50,000
Unamortized Premium and Discount - Net	(2,230)	(1,912)
Other	3,792	3,813

Total Long-Term Debt	2,826,095	2,252,312
Less Amount Due Within One Year	14,236	75,309
Long-Term Debt Excluding Amount Due Within One Year	$2,811,859	$2,177,003

Fair Value of Long-Term Debt (c)	$2,921,322	$2,211,355

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2012	2011
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
5.15% Series due February 2013	$100,000	$100,000
3.25% Series due June 2016	125,000	125,000
4.95% Series due June 2018	95,000	95,000
6.64% Series due July 2019	150,000	150,000
3.1% Series due July 2023	250,000	-
6.0% Series due November 2032	75,000	75,000
6.25% Series due April 2034	100,000	100,000
6.20% Series due April 2040	80,000	80,000
6.0% Series due May 2051	150,000	150,000
Total mortgage bonds	1,125,000	875,000

Governmental Bonds (a):
4.60% Series due 2022, Mississippi Business Finance Corp.(d)	16,030	16,030
4.90% Series due 2022, Independence County (d)	30,000	30,000
Total governmental bonds	46,030	46,030

Other:
Unamortized Premium and Discount – Net	(1,511)	(591)

Total Long-Term Debt	1,169,519	920,439
Less Amount Due Within One Year	100,000	-
Long-Term Debt Excluding Amount Due Within One Year	$1,069,519	$920,439

Fair Value of Long-Term Debt (c)	$1,230,714	$985,600

	2012	2011
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
5.25% Series due August 2013	$70,000	$70,000
5.10% Series due December 2020	25,000	25,000
5.6% Series due September 2024	33,369	33,449
5.65% Series due September 2029	37,976	38,145
5.0% Series due December 2052	30,000	-
Total mortgage bonds	196,345	166,594

Other:
Unamortized Premium and Discount – Net	(45)	(57)

Total Long-Term Debt	196,300	166,537
Less Amount Due Within One Year	70,000	-
Long-Term Debt Excluding Amount Due Within One Year	$126,300	$166,537

Fair Value of Long-Term Debt (c)	$200,725	$169,270

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2012	2011
	(In Thousands)
Entergy Texas
Mortgage Bonds:
3.60% Series due June 2015	$200,000	$200,000
7.125% Series due February 2019	500,000	500,000
4.1% Series due September 2021	75,000	75,000
7.875% Series due June 2039	150,000	150,000
Total mortgage bonds	925,000	925,000

Securitization Bonds:
5.51% Series Senior Secured, Series A due October 2013	-	18,494
2.12% Series Senior Secured due February 2016	93,436	132,005
5.79% Series Senior Secured, Series A due October 2018	119,341	121,600
3.65% Series Senior Secured due August 2019	144,800	144,800
5.93% Series Senior Secured, Series A due June 2022	114,400	114,400
4.38% Series Senior Secured due November 2023	218,600	218,600
Total securitization bonds	690,577	749,899

Other:
Unamortized Premium and Discount - Net	(2,653)	(3,103)
Other	4,889	5,331

Total Long-Term Debt	1,617,813	1,677,127
Less Amount Due Within One Year	-	-
Long-Term Debt Excluding Amount Due Within One Year	$1,617,813	$1,677,127

Fair Value of Long-Term Debt (c)	$1,885,672	$1,906,081

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2012	2011
	(In Thousands)
System Energy
Mortgage Bonds:
6.2% Series due October 2012	$-	$70,000
4.1% Series due April 2023	250,000	-
Total mortgage bonds	250,000	70,000

Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	-	102,975
6.2% Series due 2026, Claiborne County	-	50,000
Total governmental bonds	216,000	368,975

Variable Interest Entity Notes Payable (Note 4):
6.29% Series F due September 2013	70,000	70,000
5.33% Series G due April 2015	60,000	60,000
4.02% Series H due February 2017	50,000	-
Total variable interest entity notes payable	180,000	130,000

Other:
Grand Gulf Lease Obligation 5.13% (Note 10)	138,893	178,784
Unamortized Premium and Discount – Net	(1,096)	(714)
Other	2	3

Total Long-Term Debt	783,799	747,048
Less Amount Due Within One Year	111,854	110,163
Long-Term Debt Excluding Amount Due Within One Year	$671,945	$636,885

Fair Value of Long-Term Debt (c)	$664,670	$582,952

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.
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

(c)
The fair value excludes lease obligations of $163 million at Entergy Louisiana and $139 million at System Energy and long-term DOE obligations of $181 million at Entergy Arkansas, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 16 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

(d)	The bonds are secured by a series of collateral first mortgage bonds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2012, for the next five years are as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

2013	$330,000	$75,000	-	$100,000	$70,000	-	$70,000
2014	$70,000	-	$300,000	-	-	-	-
2015	-	$31,955	-	-	-	$200,000	$60,000
2016	$55,000	-	$20,000	$125,000	-	$93,436	-
2017	$114,700	$75,000	$25,000	-	-	-	$50,000

Entergy Arkansas Debt Issuances

In January 2013, Entergy Arkansas arranged for the issuance by (i) Independence County, Arkansas of $45 million of 2.375% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due January 2021, and (ii) Jefferson County, Arkansas of $54.7 million of 1.55% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due October 2017, each of which series is secured by a separate series of non-interest bearing first mortgage bonds of Entergy Arkansas.  The proceeds of these issuances were applied to the refunding of outstanding series of pollution control revenue bonds previously issued by the respective issuers.

Entergy Arkansas Securitization Bonds

In June 2010, the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas’s January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  The bonds have a coupon of 2.30% and an expected maturity date of August 2021.  Although the principal amount is not due until the date given above, Entergy Arkansas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $12.6 million for 2013, $12.8 million for 2014, $13.2 million for 2015, $13.4 million for 2016, and $13.8 million for 2017.  With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011, the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the cancelled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04% and an expected maturity date of June 2021.  Although the principal amount is not due until the date given above, Entergy Louisiana Investment Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $16.6 million for 2013, $21.9 million for 2014, $20.5 million for 2015, $21.6 million for 2016, and $21.7 million for 2017.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an

Entergy Corporation and Subsidiaries
Notes to Financial Statements

investment recovery charge amounts sufficient to service the bonds.  In accordance with the financing order, Entergy Louisiana will apply the proceeds it received from the sale of the investment recovery property as a reimbursement for previously-incurred investment recovery costs.  The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections.

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

Although the principal amount of each tranche is not due until the dates given above, Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next five years in the amounts of $21.9 million for 2013, $23.2 million for 2014, $24.6 million for 2015, $26.0 million for 2016, and $27.6 million for 2017.  All of the scheduled principal payments for 2013-2016 are for Tranche A-2, $23.6 million of the scheduled principal payments for 2017 are for Tranche A-2, and $4 million of the scheduled principal payments for 2017 are for Tranche A-3.

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

Entergy Texas Securitization Bonds - Hurricane Ike and Hurricane Gustav

In September 2009, the PUCT authorized the issuance of securitization bonds to recover $566.4 million of Entergy Texas’s Hurricane Ike and Hurricane Gustav restoration costs, plus carrying costs and transaction costs, offset by insurance proceeds.  In November 2009, Entergy Texas Restoration funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds), as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Amount
(In Thousands)
Senior Secured Transition Bonds
Tranche A-1 (2.12%) due February 2016	$182,500
Tranche A-2 (3.65%) due August 2019	144,800
Tranche A-3 (4.38%) due November 2023	218,600
Total senior secured transition bonds	$545,900

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $39.4 million for 2013, $40.2 million for 2014, $41.2 million for 2015, $42.6 million for 2016, and $44.1 million for 2017.  All of the scheduled principal payments for 2013-2014 are for Tranche A-1, $13.8 million of the scheduled principal payments for 2015 are for Tranche A-1 and $27.4 million are for Tranche A-2, and all of the scheduled principal payments for 2016-2017 are for Tranche A-2.

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

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and non-controlling interest for Entergy Corporation subsidiaries as of December 31, 2012 and 2011 are presented below.  All series of the Utility preferred stock are redeemable at the option of the related company.

	Shares/Units Authorized		Shares/Units Outstanding
	2012	2011	2012	2011	2012	2011
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-6.45% Series	3,413,500	3,413,500	3,413,500	3,413,500	$116,350	$116,350
Entergy Gulf States Louisiana, Series A 8.25%	100,000	100,000	100,000	100,000	10,000	10,000
Entergy Louisiana, 6.95% Series (a)	1,000,000	1,000,000	840,000	840,000	84,000	84,000
Entergy Mississippi, 4.36%-6.25% Series	1,403,807	1,403,807	1,403,807	1,403,807	50,381	50,381
Entergy New Orleans, 4.36%-5.56% Series	197,798	197,798	197,798	197,798	19,780	19,780
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	6,115,105	6,115,105	5,955,105	5,955,105	280,511	280,511

Entergy Wholesale Commodities:
Preferred Stock without sinking fund:
Entergy Asset Management, 8.95% rate (b)	1,000,000	1,000,000	-	-	-	-
Total Subsidiaries’ Preferred Stock without sinking fund	7,115,105	7,115,105	5,955,105	5,955,105	$280,511	$280,511

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)	In 2007, Entergy Louisiana Holdings, an Entergy subsidiary, purchased 160,000 of these shares from the holders.
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

At December 31, 2012 and 2011, Entergy Gulf States Louisiana had outstanding 100,000 units of no par value 8.25% Series Preferred Membership Interests that were initially issued by Entergy Gulf States, Inc. as preference stock.  The preference shares were converted into the preferred units as part of the jurisdictional separation.  The distributions are cumulative and payable quarterly beginning March 15, 2008.  The preferred membership interests are redeemable on or after December 15, 2015, at Entergy Gulf States Louisiana’s option, at the fixed redemption price of $100 per unit.

The number of shares and units authorized and outstanding and dollar value of preferred stock and membership interests for Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2012 and 2011 are presented below.  All series of the Utility operating companies’ preferred stock and membership interests are redeemable at the respective company’s option at the call prices presented.  Dividends and distributions paid on all of Entergy’s preferred stock and membership interests series are eligible for the dividends received deduction.  The dividends received deduction is limited by Internal Revenue Code section 244 for the following preferred stock series: Entergy Arkansas 4.72%, Entergy Mississippi 4.56%, and Entergy New Orleans 4.75%.

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price per Share as of December 31,
	2012	2011	2012	2011	2012
Entergy Arkansas Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
6.08% Series	100,000	100,000	10,000	10,000	$102.83
Cumulative, $25 par value:
6.45% Series (a)	3,000,000	3,000,000	75,000	75,000	$25
Total without sinking fund	3,413,500	3,413,500	$116,350	$116,350

	Units Authorized and Outstanding		Dollars (In Thousands)		Call Price per Unit as of December 31,
	2012	2011	2012	2011	2012
Entergy Gulf States Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
8.25% Series (b)	100,000	100,000	$10,000	$10,000	$-
Total without sinking fund	100,000	100,000	$10,000	$10,000

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Units Authorized and Outstanding		Dollars (In Thousands)		Call Price per Unit as of December 31,
	2012	2011	2012	2011	2012
Entergy Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
6.95% Series (a)	1,000,000	1,000,000	$100,000	$100,000	$100
Total without sinking fund	1,000,000	1,000,000	$100,000	$100,000

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price per Share as of December 31,
	2012	2011	2012	2011	2012
Entergy Mississippi Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.88
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
Cumulative, $25 par value
6.25% Series (a)	1,200,000	1,200,000	30,000	30,000	$25
Total without sinking fund	1,403,807	1,403,807	$50,381	$50,381

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price per Share as of December 31,
	2012	2011	2012	2011	2012
Entergy New Orleans Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	60,000	60,000	$6,000	$6,000	$104.58
4.75% Series	77,798	77,798	7,780	7,780	$105.00
5.56% Series	60,000	60,000	6,000	6,000	$102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

(a)	Series is callable at par.
(b)	Series is callable at par on and after December 15, 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.   COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

Common stock and treasury stock shares activity for Entergy for 2012, 2011, and 2010 is as follows:

	2012		2011		2010
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares

Beginning Balance, January 1	254,752,788	78,396,988	254,752,788	76,006,920	254,752,788	65,634,580
Repurchases	-	-	-	3,475,000	-	11,490,551
Issuances:
Employee Stock-Based Compensation Plans	-	(1,446,305)	-	(1,079,008)	-	(1,113,411)
Directors’ Plan	-	(5,444)	-	(5,924)	-	(4,800)
Ending Balance, December 31	254,752,788	76,945,239	254,752,788	78,396,988	254,752,788	76,006,920

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

In October 2009 the Board granted authority for a $750 million share repurchase program which was completed in the fourth quarter 2010.  In October 2010 the Board granted authority for an additional $500 million share repurchase program.  As of December 31, 2012, $350 million of authority remains under the $500 million share repurchase program.

Retained Earnings and Dividend Restrictions

Provisions within the articles of incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred equity.  As of December 31, 2012, under provisions in their mortgage indentures, Entergy Arkansas and Entergy Mississippi had retained earnings unavailable for distribution to Entergy Corporation of $394.9 million and $68.5 million, respectively.  Entergy Corporation received dividend payments from subsidiaries totaling $439 million in 2012, $595 million in 2011, and $580 million in 2010.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  Accumulated other comprehensive income (loss) in the balance sheets included the following components:

	Entergy		Entergy Gulf States Louisiana		Entergy Louisiana
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In Thousands)

Cash flow hedges net unrealized gain	$79,905	$177,497	$-	$-	$-	$-
Pension and other postretirement liabilities	(590,712)	(499,556)	(65,229)	(69,610)	(46,132)	(39,507)
Net unrealized investment gains	214,547	150,939	-	-	-	-
Foreign currency translation	3,177	2,668	-	-	-	-
Total	($293,083)	($168,452)	($65,229)	($69,610)	($46,132)	($39,507)

Other comprehensive income and total comprehensive income for years ended December 31, 2012, 2011, and 2010 are presented in Entergy’s, Entergy Gulf States Louisiana’s, and Entergy Louisiana’s Statements of Comprehensive Income.

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

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $125.0 million in 2012, $185.6 million in 2011, and $216.5 million in 2010.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $174.9 million in 2013, and a total of $2.37 billion for the years 2014 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to ten years, beginning in October 2002.  In addition, in accordance with an LPSC settlement, Entergy Louisiana credited rates in August 2007 by $11.3 million (including interest) as a result of a settlement with the IRS of the 2001 tax treatment of the Vidalia contract.  As discussed in more detail in Note 3 to the financial statements, in August

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011, Entergy agreed to a settlement with the IRS regarding the mark-to-market income tax treatment of various wholesale electric power purchase and sale agreements, including the Vidalia agreement.  In October 2011 the LPSC approved a final settlement under which Entergy Louisiana agreed to share the remaining benefits of this tax accounting election by crediting customers an additional $20.235 million per year for 15 years beginning January 2012.  Entergy Louisiana recorded a $199 million regulatory charge and a corresponding net-of-tax regulatory liability to reflect this obligation.  The provisions of the settlement also provide that the LPSC shall not recognize or use Entergy Louisiana’s use of the cash benefits from the tax treatment in setting any of Entergy Louisiana’s rates.  Therefore, to the extent Entergy Louisiana’s use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Property Insurance

Entergy’s nuclear owner/licensee subsidiaries are members of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage, including decontamination and premature decommissioning expense, to the members’ nuclear generating plants.  Effective April 1, 2012, Entergy was insured against such losses per the following structures:

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

In addition, Waterford 3, Grand Gulf, and the Entergy Wholesale Commodities plants are also covered under NEIL’s Accidental Outage Coverage program.  This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible period.  The following summarizes this coverage effective April 1, 2012:

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

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective April 1, 2012, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$21.9
Entergy Gulf States Louisiana	$18.9
Entergy Louisiana	$22.0
Entergy Mississippi	$0.07
Entergy New Orleans	$0.07
Entergy Texas	N/A
System Energy	$18.4

Entergy Wholesale Commodities	$-

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Conventional Property Insurance

Entergy’s conventional property insurance program provides coverage of up to $400 million on an Entergy system-wide basis for all operational perils (direct physical loss or damage due to machinery breakdown, electrical failure, fire, lightning, hail, or explosion) on an “each and every loss” basis; up to $400 million in coverage for certain natural perils (direct physical loss or damage due to earthquake, tsunami, and flood) on an annual aggregate basis; up to $125 million for certain other natural perils (direct physical loss or damage due to a named windstorm and associated storm surge) on an annual aggregate basis; and up to $400 million in coverage for all other natural perils not previously stated (direct physical loss or damage due to a tornado, ice storm, or any other natural peril except named windstorm and associated storm surge, earthquake, tsunami, and flood) on an “each and every loss” basis.  The conventional property insurance program provides up to $50 million in coverage for the Entergy New Orleans gas distribution system on an “each and every loss” basis.  This $50 million limit is subject to: the $400 million annual aggregate limit for the natural perils of earthquake, tsunami, and flood; the $125 million annual aggregate limit for the natural perils of named windstorm and associated storm surge; the $400 million per occurrence limit for all other natural perils not previously stated, which includes tornado and ice storm, but excludes named windstorm and associated storm surge, earthquake, tsunami, and flood; and the $400 million per occurrence limit for operational perils.  The coverage is subject to a $40 million self-insured retention per occurrence for the natural perils of named windstorm and associated storm surge, earthquake, flood, and tsunami; and a $20 million self-insured retention per occurrence for operational perils and all other natural perils not previously stated, which includes tornado and ice storm, but excludes named windstorm and associated storm surge, earthquake, tsunami, and flood.

Covered property generally includes power plants, substations over $5 million in value, facilities, inventories, and gas distribution-related properties.  Excluded property generally includes above-ground transmission and distribution lines, poles, and towers.  This coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the owners of the nuclear power plants in the Entergy Wholesale Commodities segment.  Entergy also purchases $300 million in terrorism insurance coverage for its conventional property.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event.

In addition to the conventional property insurance program, Entergy has purchased additional coverage ($20 million per occurrence) for some of its non-regulated, non-generation assets.  This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis.  The applicable deductibles are $100,000 to $250,000, except for properties that are damaged by flooding and properties whose values are greater than $20 million; these properties have a $500,000 deductible.  Four nuclear locations have a $2.5 million deductible, which coincides with the nuclear property insurance deductible at each respective nuclear site.

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

Employment and Labor-related Proceedings

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees, recognized bargaining representatives, and third parties not selected for open positions or providing services directly or indirectly to one or more of the Registrant Subsidiaries and other Entergy subsidiaries.  Generally, the amount of damages being sought is not specified in these proceedings.  These actions

Entergy Corporation and Subsidiaries
Notes to Financial Statements

include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender, age, and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board or concerning the National Labor Relations Act; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation-sponsored plans. Entergy and the Registrant Subsidiaries are responding to these lawsuits and proceedings and deny liability to the claimants.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of Entergy or the Utility operating companies.

Asbestos Litigation (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts primarily in Texas and Louisiana, primarily by contractor employees who worked in the 1940-1980s timeframe, against Entergy Gulf States Louisiana and Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 400 lawsuits involving approximately 5,000 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by the FERC.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  The agreement will remain in effect until terminated by the parties and the termination is approved by the FERC, most likely upon Grand Gulf’s retirement from service.  Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2012 under the agreement are approximately $19.0 million for Entergy Arkansas, $7.6 million for Entergy Louisiana, $16.1 million for Entergy Mississippi, and $9.2 million for Entergy New Orleans.

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

Under the provisions of the reimbursement agreement relating to the letters of credit, System Energy has agreed to a number of covenants regarding the maintenance of certain capitalization and fixed charge coverage ratios.  System Energy agreed, during the term of the reimbursement agreement, to maintain a ratio of debt to total liabilities and equity less than or equal to 70%.  In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense of at least 1.50 times earnings.  As of December 31, 2012, System Energy was in compliance with these covenants.

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

	December 31,
	2012	2011
	(In Millions)

Entergy Arkansas	($12.2)	($16.4)
Entergy Gulf States Louisiana	($22.0)	($30.3)
Entergy Louisiana	($9.2)	($62.6)
Entergy Mississippi	$57.4	$48.5
Entergy New Orleans	$29.9	$16.3
Entergy Texas	$11.5	$4.5
System Energy	$56.8	$11.8
The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2012 by Entergy were as follows:

	Liabilities as of December 31, 2011	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2012
			(In Millions)
Utility:
Entergy Arkansas	$640.2	$40.5	$-	$-	$680.7
Entergy Gulf States Louisiana	$359.8	$21.0	$-	$-	$380.8
Entergy Louisiana	$345.8	$23.4	$48.9	$-	$418.1
Entergy Mississippi	$5.7	$0.3	$-	$-	$6.0
Entergy New Orleans	$2.9	$0.2	$-	($0.9)	$2.2
Entergy Texas	$3.9	$0.2	$-	$-	$4.1
System Energy	$445.4	$33.0	$-	$-	$478.4

Entergy Wholesale Commodities	$1,492.9	$119.4	($58.5)	($10.5)	$1,543.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2011 by Entergy were as follows:

	Liabilities as of December 31, 2010	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2011
			(In Millions)
Utility:
Entergy Arkansas	$602.2	$38.0	$-	$-	$640.2
Entergy Gulf States Louisiana	$339.9	$19.9	$-	$-	$359.8
Entergy Louisiana	$321.2	$24.6	$-	$-	$345.8
Entergy Mississippi	$5.4	$0.3	$-	$-	$5.7
Entergy New Orleans	$3.4	$0.2	$-	($0.7)	$2.9
Entergy Texas	$3.6	$0.3	$-	$-	$3.9
System Energy	$452.8	$31.5	($38.9)	$-	$445.4

Entergy Wholesale Commodities	$1,420.0	$115.6	($34.1)	($8.6)	$1,492.9

Entergy periodically reviews and updates estimated decommissioning costs.  The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.  As described below, during 2012 and 2011 Entergy updated decommissioning cost estimates for certain nuclear power plants.

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

In the fourth quarter of 2011, Entergy Wholesale Commodities recorded a reduction of $34.1 million in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study obtained to comply with a state regulatory requirement.  The revised cost study resulted in a change in the undiscounted cash flows and a credit to decommissioning expense of $34.1 million, reflecting the excess of the reduction in the liability over the amount of undepreciated assets.

For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retained the decommissioning trusts and the decommissioning liabilities.  NYPA and Entergy subsidiaries executed decommissioning agreements, which specify their decommissioning obligations.  NYPA has the rights to require the Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigns the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries.  If the decommissioning liabilities are retained by NYPA, the Entergy subsidiaries will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts.  Entergy recorded an asset, which is now $546.5 million as of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

December 31, 2012, representing its estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies.  The asset is increased by monthly accretion based on the applicable discount rate necessary to ultimately provide for the estimated future value of the decommissioning contract.  The monthly accretion is recorded as interest income.

Entergy maintains decommissioning trust funds that are committed to meeting the costs of decommissioning the nuclear power plants.  The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets (liabilities) of Entergy as of December 31, 2012 are as follows:

	Decommissioning Trust Fair Values	Regulatory Asset (Liability)
	(In Millions)

Utility:
ANO 1 and ANO 2	$600.6	$204.0
River Bend	$477.4	($1.7)
Waterford 3	$287.4	$126.7
Grand Gulf	$490.6	$58.9
Entergy Wholesale Commodities	$2,334.1	$-

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

General

As of December 31, 2012, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) with minimum lease payments as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Year	Operating Leases	Capital Leases
	(In Thousands)

2013	$94,422	$6,494
2014	97,001	4,694
2015	80,172	4,615
2016	55,083	4,457
2017	38,771	4,457
Years thereafter	139,560	34,223
Minimum lease payments	505,009	58,940
Less: Amount representing interest	-	13,357
Present value of net minimum lease payments	$505,009	$45,583

Total rental expenses for all leases (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $69.9 million in 2012, $75.3 million in 2011, and $80.8 million in 2010.

As of December 31, 2012, the Registrant Subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

Capital Leases

Year	Entergy Arkansas	Entergy Mississippi
	(In Thousands)

2013	$237	$3,370
2014	237	1,570
2015	158	1,570
2016	-	1,570
2017	-	1,570
Years thereafter	-	785
Minimum lease payments	632	10,435
Less: Amount representing interest	367	2,944
Present value of net minimum lease payments	$265	$7,491

Operating Leases

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2013	$27,967	$12,211	$10,776	$6,907	$2,068	$6,537
2014	26,703	19,311	9,820	6,515	1,898	5,491
2015	27,808	10,032	8,565	5,503	1,840	3,623
2016	13,074	9,457	4,967	3,797	1,467	2,475
2017	7,225	8,477	3,062	2,529	1,045	1,443
Years thereafter	4,132	44,264	4,097	5,570	2,192	1,866
Minimum lease payments	$106,909	$103,752	$41,287	$30,821	$10,510	$21,435

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Rental Expenses

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2012	$12.6	$11.9	$11.2	$5.5	$1.5	$6.4	$1.5
2011	$13.4	$12.2	$12.2	$5.2	$1.7	$8.4	$1.6
2010	$13.0	$12.5	$11.7	$5.5	$1.7	$7.4	$1.4

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment.  Railcar operating lease payments were $8.5 million in 2012, $8.3 million in 2011, and $8.4 million in 2010 for Entergy Arkansas and $1.7 million in 2012, $2.0 million in 2011, and $2.3 million in 2010 for Entergy Gulf States Louisiana.  Oil tank facilities lease payments for Entergy Mississippi were $3.4 million in 2012, $3.4 million in 2011, and $3.4 million in 2010.

Sale and Leaseback Transactions

Waterford 3 Lease Obligations

In 1989, in three separate but substantially identical transactions, Entergy Louisiana sold and leased back undivided interests in Waterford 3 for the aggregate sum of $353.6 million.  The leases expire in July 2017.  At the end of the lease terms, Entergy Louisiana has the option to repurchase the leased interests in Waterford 3 at fair market value or to renew the leases for either fair market value or, under certain conditions, a fixed rate.  In the event that Entergy Louisiana does not renew or purchase the interests, Entergy Louisiana would surrender such interests and their associated entitlement of Waterford 3’s capacity and energy.

Entergy Louisiana issued $208.2 million of non-interest bearing first mortgage bonds as collateral for the equity portion of certain amounts payable under the leases.

Upon the occurrence of certain events, Entergy Louisiana may be obligated to assume the outstanding bonds used to finance the purchase of the interests in the unit and to pay an amount sufficient to withdraw from the lease transaction.  Such events include lease events of default, events of loss, deemed loss events, or certain adverse “Financial Events.”  “Financial Events” include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure period, to maintain (i) total equity capital (including preferred membership interests) at least equal to 30% of adjusted capitalization, or (ii) a fixed charge coverage ratio of at least 1.50 computed on a rolling 12 month basis.  As of December 31, 2012, Entergy Louisiana was in compliance with these provisions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2012, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:

Amount
(In Thousands)

2013	$26,301
2014	31,036
2015	28,827
2016	16,938
2017	106,335
Years thereafter	-
Total	209,437
Less: Amount representing interest	46,488
Present value of net minimum lease payments	$162,949

Grand Gulf Lease Obligations

In 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million.  The leases expire in July 2015.  At the end of the lease terms, System Energy has the option to repurchase the leased interests in Grand Gulf at fair market value or to renew the leases for either fair market value or, under certain conditions, a fixed rate.  In the event that System Energy does not renew or purchase the interests, System Energy would surrender such interests and their associated entitlement of Grand Gulf’s capacity and energy.

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation.  However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory liability of $27.8 million and $2.0 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, System Energy had future minimum lease payments (reflecting an implicit rate of 5.13%), which are recorded as long-term debt, as follows:

Amount
(In Thousands)

2013	$50,546
2014	51,637
2015	52,253
2016	-
2017	-
Years thereafter	-
Total	154,436
Less: Amount representing interest	15,543
Present value of net minimum lease payments	$138,893

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2012, 2011, and 2010 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2012	2011	2010
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$150,763	$121,961	$104,956
Interest cost on projected benefit obligation	260,929	236,992	231,206
Expected return on assets	(317,423)	(301,276)	(259,608)
Amortization of prior service cost	2,733	3,350	4,658
Recognized net loss	167,279	92,977	65,901
Net periodic pension costs	$264,281	$154,004	$147,113

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$552,303	$1,045,624	$232,279
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(2,733)	(3,350)	(4,658)
Amortization of net loss	(167,279)	(92,977)	(65,901)
Total	382,291	949,297	161,720

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$646,572	$1,103,301	$308,833

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$2,268	$2,733	$3,350
Net loss	$219,805	$169,064	$92,977

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2012, 2011, and 2010 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$22,169	$12,273	$14,675	$6,410	$2,824	$5,684	$5,920
Interest cost on projected benefit obligation	55,686	25,679	35,201	16,279	7,608	16,823	12,987
Expected return on assets	(65,763)	(34,370)	(40,836)	(20,945)	(8,860)	(22,325)	(16,436)
Amortization of prior service cost	200	19	208	30	7	15	13
Recognized net loss	40,772	16,173	28,197	10,532	6,878	10,179	9,001
Net pension cost	$53,064	$19,774	$37,445	$12,306	$8,457	$10,376	$11,485

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$105,133	$77,207	$76,163	$27,106	$14,282	$28,745	$10,266
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(200)	(19)	(208)	(30)	(7)	(15)	(13)
Amortization of net loss	(40,772)	(16,173)	(28,197)	(10,532)	(6,878)	(10,179)	(9,001)
Total	$64,161	$61,015	$47,758	$16,544	$7,397	$18,551	$1,252

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$117,225	$80,789	$85,203	$28,850	$15,854	$28,927	$12,737

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$23	$9	$83	$10	$2	$6	$10
Net loss	$50,175	$23,731	$34,906	$13,375	$8,046	$13,494	$9,717

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$18,072	$9,848	$11,543	$5,308	$2,242	$4,788	$4,941
Interest cost on projected benefit obligation	51,965	23,713	32,636	15,637	7,050	15,971	11,758
Expected return on assets	(62,434)	(33,358)	(38,866)	(20,152)	(8,455)	(22,005)	(15,138)
Amortization of prior service cost	459	79	280	152	35	65	16
Recognized net loss	25,681	9,118	17,990	6,717	4,666	5,579	5,284
Net pension cost	$33,743	$9,400	$23,583	$7,662	$5,538	$4,398	$6,861

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$217,989	$102,329	$137,100	$56,714	$29,297	$64,662	$52,876
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(459)	(79)	(280)	(152)	(35)	(65)	(16)
Amortization of net loss	(25,681)	(9,118)	(17,990)	(6,717)	(4,666)	(5,579)	(5,284)
Total	$191,849	$93,132	$118,830	$49,845	$24,596	$59,018	$47,576

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$225,592	$102,532	$142,413	$57,507	$30,134	$63,416	$54,437

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$200	$19	$208	$30	$7	$15	$13
Net loss	$41,309	$16,295	$28,486	$10,667	$6,935	$10,261	$9,135

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$15,775	$8,462	$9,770	$4,651	$2,063	$4,267	$4,132
Interest cost on projected benefit obligation	49,277	24,377	28,541	15,230	6,040	15,869	9,009
Expected return on assets	(50,635)	(30,752)	(32,775)	(17,252)	(7,236)	(20,549)	(11,808)
Amortization of prior service cost	782	302	474	318	177	237	34
Recognized net loss	16,506	7,622	8,604	4,361	2,544	3,208	523
Net pension cost	$31,705	$10,011	$14,614	$7,308	$3,588	$3,032	$1,890

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$97,117	$4,748	$99,129	$21,801	$22,600	$17,316	$56,756
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(782)	(302)	(474)	(318)	(177)	(237)	(34)
Amortization of net loss	(16,506)	(7,622)	(8,604)	(4,361)	(2,544)	(3,208)	(523)
Total	$79,829	($3,176)	$90,051	$17,122	$19,879	$13,871	$56,199

Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$111,534	$6,835	$104,665	$24,430	$23,467	$16,903	$58,089

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$459	$79	$280	$152	$35	$65	$16
Net loss	$25,681	$9,118	$17,990	$6,717	$4,666	$5,579	$5,284

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet for Entergy Corporation and its Subsidiaries as of December 31, 2012 and 2011

	December 31,
	2012	2011
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$5,187,635	$4,301,218
Service cost	150,763	121,961
Interest cost	260,929	236,992
Actuarial loss	693,017	703,895
Employee contributions	789	828
Benefits paid	(196,494)	(177,259)
Balance at end of year	$6,096,639	$5,187,635

Change in Plan Assets
Fair value of assets at beginning of year	$3,399,916	$3,216,268
Actual return on plan assets	458,137	(40,453)
Employer contributions	170,512	400,532
Employee contributions	789	828
Benefits paid	(196,494)	(177,259)
Fair value of assets at end of year	$3,832,860	$3,399,916

Funded status	($2,263,779)	($1,787,719)

Amount recognized in the balance sheet
Non-current liabilities	($2,263,779)	($1,787,719)

Amount recognized as a regulatory asset
Prior service cost	$308	$9,836
Net loss	2,352,234	2,048,743
	$2,352,542	$2,058,579
Amount recognized as AOCI (before tax)
Prior service cost	$9,444	$2,648
Net loss	633,146	551,613
	$642,590	$554,261

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Recognized in the Balance Sheet for the Registrant Subsidiaries as of December 31, 2012 and 2011

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at beginning of year	$1,116,572	$512,432	$704,748	$326,377	$151,966	$337,669	$258,268
Service cost	22,169	12,273	14,675	6,410	2,824	5,684	5,920
Interest cost	55,686	25,679	35,201	16,279	7,608	16,823	12,987
Actuarial loss	134,691	92,275	93,817	36,329	18,000	38,328	13,691
Benefits paid	(54,232)	(19,591)	(30,696)	(15,543)	(5,813)	(16,328)	(8,025)
Balance at end of year	$1,274,886	$623,068	$817,745	$369,852	$174,585	$382,176	$282,841

Change in Plan Assets
Fair value of assets at beginning of year	$707,275	$366,555	$432,418	$223,981	$94,202	$237,438	$147,091
Actual return on plan assets	95,321	49,438	58,489	30,169	12,578	31,909	19,860
Employer contributions	37,163	13,569	28,816	9,665	5,811	9,091	9,771
Benefits paid	(54,232)	(19,591)	(30,696)	(15,543)	(5,813)	(16,328)	(8,025)
Fair value of assets at end of year	$785,527	$409,971	$489,027	$248,272	$106,778	$262,110	$168,697

Funded status	($489,359)	($213,097)	($328,718)	($121,580)	($67,807)	($120,066)	($114,144)

Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($489,359)	($213,097)	($328,718)	($121,580)	($67,807)	($120,066)	($114,144)

Amounts recognized as regulatory asset
Prior service cost	$23	$8	$83	$10	$2	$7	$6
Net loss	683,790	283,847	456,800	185,903	103,072	189,589	166,276
	$683,813	$283,855	$456,883	$185,913	$103,074	$189,596	$166,282

Amounts recognized as AOCI (before tax)
Prior service cost	$-	$1	$-	$-	$-	$-	$-
Net loss	-	42,414	-	-	-	-	-
	$-	$42,415	$-	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at beginning of year	$950,595	$431,870	$596,730	$286,179	$128,477	$292,551	$213,098
Service cost	18,072	9,848	11,543	5,308	2,242	4,788	4,941
Interest cost	51,965	23,713	32,636	15,637	7,050	15,971	11,758
Actuarial loss	146,514	65,000	93,175	33,865	19,695	40,122	35,775
Benefits paid	(50,574)	(17,999)	(29,336)	(14,612)	(5,498)	(15,763)	(7,304)
Balance at end of year	$1,116,572	$512,432	$704,748	$326,377	$151,966	$337,669	$258,268

Change in Plan Assets
Fair value of assets at beginning of year	$646,491	$361,207	$406,216	$212,122	$88,688	$237,502	$128,007
Actual return on plan assets	(9,042)	(3,971)	(5,059)	(2,698)	(1,148)	(2,536)	(1,963)
Employer contributions	120,400	27,318	60,597	29,169	12,160	18,235	28,351
Benefits paid	(50,574)	(17,999)	(29,336)	(14,612)	(5,498)	(15,763)	(7,304)
Fair value of assets at end of year	$707,275	$366,555	$432,418	$223,981	$94,202	$237,438	$147,091

Funded status	($409,297)	($145,877)	($272,330)	($102,396)	($57,764)	(($100,231)	($111,177)

Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($409,297)	($145,877)	($272,330)	($102,396)	($57,764)	($100,231)	($111,177)

Amounts recognized as regulatory asset
Prior service cost	$223	$23	$291	$39	$10	$22	$19
Net loss	619,430	214,833	408,835	169,329	95,667	171,023	165,011
	$619,653	$214,856	$409,126	$169,368	$95,677	$171,045	$165,030

Amounts recognized as AOCI (before tax)
Prior service cost	$-	$6	$-	$-	$-	$-	$-
Net loss	-	50,393	-	-	-	-	-
	$-	$50,399	$-	$-	$-	$-	$-

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

Effective January 1, 1993, Entergy adopted an accounting standard requiring a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions.  At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than the former Entergy Gulf States) and $128 million for the former Entergy Gulf States (now split into Entergy Gulf States Louisiana and Entergy Texas).  Such obligations are being amortized over a 20-year period that began in 1993 and ended in 2012.  For the most part, the Registrant Subsidiaries recover accrued other postretirement benefit costs from customers and are required to contribute the other postretirement benefits collected in rates to an external trust.

Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have received regulatory approval to recover accrued other postretirement benefit costs through rates.  Entergy Arkansas began recovery in 1998, pursuant to an APSC order.  This order also allowed Entergy Arkansas to amortize a regulatory asset (representing the difference between other postretirement benefit costs and cash expenditures for other postretirement benefits incurred from 1993 through 1997) over a 15-year period that began in January 1998 and ended in December 2012.

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

Trust assets contributed by participating Registrant Subsidiaries are in bank-administered master trusts, established by Entergy Corporation and maintained by a trustee.  Each participating Registrant Subsidiary holds a beneficial interest in the trusts’ assets.  The assets in the master trusts are commingled for investment and administrative purposes.  Although assets are commingled, supporting records are maintained for the purpose of allocating the beneficial interest in net earnings/(losses) and the administrative expenses of the investment accounts to the various participating plans and participating Registrant Subsidiaries. Beneficial interest in an investment account’s net income/(loss) is comprised of interest and dividends, realized and unrealized gains and losses, and expenses.  Beneficial interest from these investments is allocated to the plans and participating Registrant Subsidiary based on their portion of net assets in the pooled accounts.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2012, 2011, and 2010 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2012	2011	2010
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$68,883	$59,340	$52,313
Interest cost on APBO	82,561	74,522	76,078
Expected return on assets	(34,503)	(29,477)	(26,213)
Amortization of transition obligation	3,177	3,183	3,728
Amortization of prior service credit	(18,163)	(14,070)	(12,060)
Recognized net loss	36,448	21,192	17,270
Net other postretirement benefit cost	$138,403	$114,690	$111,116

Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	$-	($29,507)	($50,548)
Net loss	92,584	236,594	82,189
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of transition obligation	(3,177)	(3,183)	(3,728)
Amortization of prior service credit	18,163	14,070	12,060
Amortization of net loss	(36,448)	(21,192)	(17,270)
Total	$71,122	$196,782	$22,703
Total recognized as net periodic benefit cost, regulatory asset, and/or AOCI (before tax)	$209,525	$311,472	$133,819

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Transition obligation	$-	$3,177	$3,183
Prior service credit	($13,336)	($18,163)	($14,070)
Net loss	$45,217	$43,127	$21,192

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2012, 2011, and 2010 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, included the following components:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Other post retirement costs:
Service cost - benefits earned during the period	$9,089	$7,521	$7,796	$3,093	$1,689	$3,651	$3,293
Interest cost on APBO	14,452	9,590	9,781	4,716	3,422	6,650	3,028
Expected return on assets	(14,029)	-	-	(4,521)	(3,711)	(8,415)	(2,601)
Amortization of transition obligation	820	238	382	351	1,189	187	8
Amortization of prior service cost/(credit)	(530)	(824)	(247)	(139)	38	(428)	(63)
Recognized net loss	8,305	4,737	4,359	2,920	1,559	4,320	1,970
Net other postretirement benefit cost	$18,107	$21,262	$22,071	$6,420	$4,186	$5,965	$5,635

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$9,066	$5,818	$16,215	$271	$2,260	$191	$2,043
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(820)	(238)	(382)	(351)	(1,189)	(187)	(8)
Amortization of prior service cost/(credit)	530	824	247	139	(38)	428	63
Amortization of net loss	(8,305)	(4,737)	(4,359)	(2,920)	(1,559)	(4,320)	(1,970)
Total	$471	$1,667	$11,721	($2,861)	($526)	($3,888)	$128
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$18,578	$22,929	$33,792	$3,559	$3,660	$2,077	$5,763

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost/(credit)	($530)	($824)	($247)	($139)	$38	($428)	($62)
Net loss	$8,163	$4,693	$5,149	$2,650	$1,587	$3,905	$1,915

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Other post retirement costs:
Service cost - benefits earned during the period	$8,053	$6,158	$6,540	$2,632	$1,448	$3,074	$2,642
Interest cost on APBO	13,742	8,298	8,767	4,370	3,225	5,945	2,666
Expected return on assets	(11,528)	-	-	(3,906)	(3,200)	(7,496)	(2,115)
Amortization of transition obligation	821	239	383	352	1,190	187	9
Amortization of prior service cost/(credit)	(530)	(824)	(247)	(139)	38	(428)	(589)
Recognized net loss	6,436	2,896	2,793	2,160	968	2,803	1,477
Net other postretirement benefit cost	$16,994	$16,767	$18,236	$5,469	$3,669	$4,085	$4,090

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$32,241	$28,721	$24,837	$12,598	$8,946	$23,125	$8,499
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(821)	(239)	(383)	(352)	(1,190)	(187)	(9)
Amortization of prior service cost/(credit)	530	824	247	139	(38)	428	589
Amortization of net loss	(6,436)	(2,896)	(2,793)	(2,160)	(968)	(2,803)	(1,477)
Total	$25,514	$26,410	$21,908	$10,225	$6,750	$20,563	$7,602
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$42,508	$43,177	$40,144	$15,694	$10,419	$24,648	$11,692

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Transition obligation	$820	$238	$382	$351	$1,189	$187	$8
Prior service cost/(credit)	($530)	($824)	($247)	($139)	$38	($428)	($63)
Net loss	$8,365	$4,778	$4,398	$2,926	$1,562	$4,329	$1,994

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2010	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Other post retirement costs:
Service cost - benefits earned during the period	$7,372	$5,481	$5,483	$2,200	$1,389	$2,789	$2,251
Interest cost on APBO	14,515	8,574	9,075	4,370	3,598	6,326	2,562
Expected return on assets	(9,780)	-	-	(3,551)	(2,899)	(6,872)	(1,870)
Amortization of transition obligation	821	238	382	351	1,661	265	8
Amortization of prior service cost/(credit)	(786)	(306)	467	(246)	361	76	(763)
Recognized net loss	6,758	2,653	2,440	1,903	1,095	3,008	1,301
Net other postretirement benefit cost	$18,900	$16,640	$17,847	$5,027	$5,205	$5,592	$3,489

Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for period	($5,023)	($3,109)	($3,204)	($1,529)	($1,587)	($2,871)	($519)
Net (gain)/loss	4,032	6,583	7,734	5,765	(478)	922	4,067
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(821)	(238)	(382)	(351)	(1,661)	(265)	(8)
Amortization of prior service cost/(credit)	786	306	(467)	246	(361)	(76)	763
Amortization of net loss	(6,758)	(2,653)	(2,440)	(1,903)	(1,095)	(3,008)	(1,301)
Total	($7,784)	$889	$1,241	$2,228	($5,182)	($5,298)	$3,002
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$11,116	$17,529	$19,088	$7,255	$23	$294	$6,491

Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Transition obligation	$821	$239	$383	$352	$1,190	$187	$9
Prior service cost/(credit)	($530)	($824)	($247)	($139)	$38	($428)	($589)
Net loss	$6,436	$2,896	$2,793	$2,160	$968	$2,803	$1,477

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet of Entergy Corporation and its Subsidiaries as of December 31, 2012 and 2011

	December 31,
	2012	2011
	(In Thousands)
Change in APBO
Balance at beginning of year	$1,652,369	$1,386,370
Service cost	68,883	59,340
Interest cost	82,561	74,522
Plan amendments	-	(29,507)
Plan participant contributions	18,102	14,650
Actuarial loss	102,833	216,549
Benefits paid	(83,825)	(77,454)
Medicare Part D subsidy received	5,999	4,551
Early Retiree Reinsurance Program proceeds	-	3,348
Balance at end of year	$1,846,922	$1,652,369

Change in Plan Assets
Fair value of assets at beginning of year	$427,172	$404,430
Actual return on plan assets	44,752	9,432
Employer contributions	82,247	76,114
Plan participant contributions	18,102	14,650
Early Retiree Reinsurance Program proceeds	-	-
Benefits paid	(83,825)	(77,454)
Fair value of assets at end of year	$488,448	$427,172

Funded status	($1,358,474)	($1,225,197)

Amounts recognized in the balance sheet
Current liabilities	($33,813)	($32,832)
Non-current liabilities	(1,324,661)	(1,192,365)
Total funded status	($1,358,474)	($1,225,197)

Amounts recognized as a regulatory asset
Transition obligation	$-	$2,557
Prior service credit	(5,307)	(6,628)
Net loss	367,519	353,905
	$362,212	$349,834
Amounts recognized as AOCI (before tax)
Transition obligation	$-	$620
Prior service credit	(49,335)	(66,176)
Net loss	355,900	313,379
	$306,565	$247,823

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2012 and 2011

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$290,613	$191,877	$196,352	$94,570	$69,316	$133,602	$60,526
Service cost	9,089	7,521	7,796	3,093	1,689	3,651	3,293
Interest cost	14,452	9,590	9,781	4,716	3,422	6,650	3,028
Plan participant contributions	4,440	1,945	2,725	1,269	742	1,526	820
Actuarial (gain)/loss	13,256	5,818	16,215	1,625	3,240	2,645	2,861
Benefits paid	(17,873)	(9,543)	(13,760)	(5,199)	(4,605)	(6,604)	(2,764)
Medicare Part D subsidy received	1,331	779	908	434	396	644	170
Balance at end of year	$315,308	$207,987	$220,017	$100,508	$74,200	$142,114	$67,934

Change in Plan Assets
Fair value of assets at beginning of year	$164,846	$-	$-	$54,452	$53,418	$105,181	$32,012
Actual return on plan assets	18,219	-	-	5,874	4,691	10,869	3,419
Employer contributions	24,386	7,598	11,035	6,555	4,405	4,852	5,987
Plan participant contributions	4,440	1,945	2,725	1,269	742	1,526	820
Benefits paid	(17,873)	(9,543)	(13,760)	(5,199)	(4,605)	(6,604)	(2,764)
Fair value of assets at end of year	$194,018	$-	$-	$62,951	$58,651	$115,824	$39,474

Funded status	($121,290)	($207,987)	($220,017)	($37,557)	($15,549)	($26,290)	($28,460)

Amounts recognized in the balance sheet
Current liabilities	$-	($7,546)	($9,152)	$-	$-	$-	$-
Non-current liabilities	(121,290)	(200,441)	(210,865)	(37,557)	(15,549)	(26,290)	(28,460)
Total funded status	($121,290)	($207,987)	($220,017)	($37,557)	($15,549)	($26,290)	($28,460)

Amounts recognized in regulatory asset
Prior service cost/(credit)	($2,146)	$-	$-	($566)	$114	($1,709)	($246)
Net loss	129,484	-	-	41,855	26,502	61,077	29,773
	$127,338	$-	$-	$41,289	$26,616	$59,368	$29,527

Amounts recognized in AOCI (before tax)
Prior service credit	$-	($2,687)	($1,095)	$-	$-	$-	$-
Net loss	-	77,113	83,795	-	-	-	-
	$-	$74,426	$82,700	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$256,859	$154,466	$163,720	$81,464	$60,735	$111,106	$49,501
Service cost	8,053	6,158	6,540	2,632	1,448	3,074	2,642
Interest cost	13,742	8,298	8,767	4,370	3,225	5,945	2,666
Plan participant contributions	3,680	1,525	2,218	994	615	1,222	687
Actuarial (gain)/loss	23,394	28,721	24,837	9,695	7,974	17,994	7,144
Benefits paid	(16,850)	(8,359)	(10,883)	(4,986)	(5,074)	(6,326)	(2,513)
Medicare Part D subsidy received	1,025	585	683	336	358	489	116
Early Retiree Reinsurance Program Proceeds	710	483	470	65	35	98	283
Balance at end of year	$290,613	$191,877	$196,352	$94,570	$69,316	$133,602	$60,526

Change in Plan Assets
Fair value of assets at beginning of year	$148,622	$-	$-	$52,064	$52,005	$103,214	$29,347
Actual return on plan assets	2,681	-	-	1,003	2,228	2,365	760
Employer contributions	26,713	6,834	8,665	5,377	3,644	4,706	3,731
Plan participant contributions	3,680	1,525	2,218	994	615	1,222	687
Benefits paid	(16,850)	(8,359)	(10,883)	(4,986)	(5,074)	(6,326)	(2,513)
Fair value of assets at end of year	$164,846	$-	$-	$54,452	$53,418	$105,181	$32,012

Funded status	($125,767)	($191,877)	($196,352)	($40,118)	($15,898)	($28,421)	($28,514)

Amounts recognized in the balance sheet
Current liabilities	$-	($7,651)	($9,143)	$-	$-	$-	$-
Non-current liabilities	(125,767)	(184,226)	(187,209)	(40,118)	(15,898)	(28,421)	(28,514)
Total funded status	($125,767)	($191,877)	($196,352)	($40,118)	($15,898)	($28,421)	($28,514)

Amounts recognized in regulatory asset
Transition obligation	$820	$-	$-	$351	$1,189	$187	$8
Prior service cost/(credit)	(2,676)	-	-	(705)	152	(2,137)	(309)
Net loss	128,723	-	-	44,504	25,801	65,206	29,700
	$126,867	$-	$-	$44,150	$27,142	$63,256	$29,399

Amounts recognized in AOCI (before tax)
Transition obligation	$-	$238	$382	$-	$-	$-	$-
Prior service credit	-	(3,511)	(1,342)	-	-	-	-
Net loss	-	76,032	71,939	-	-	-	-
	$-	$72,759	$70,979	$-	$-	$-	$-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $26.5 million in 2012, $24 million in 2011, and $27.2 million in 2010.  In 2012, 2011, and 2010 Entergy recognized $6.3 million, $4.6 million, and $9.3 million, respectively in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.  The projected benefit obligation was $199.3 million and $164.4 million as of December 31, 2012 and 2011, respectively.  The accumulated benefit obligation was $180.6 million and $146.5 million as of December 31, 2012 and 2011, respectively.

Entergy’s non-qualified, non-current pension liability at December 31, 2012 and 2011 was $137.2 million and $153.2 million, respectively; and its current liability was $62.1 million and $11.2 million, respectively.  The unamortized transition asset, prior service cost and net loss are recognized in regulatory assets ($81.2 million at December 31, 2012 and $58.9 million at December 31, 2011) and accumulated other comprehensive income before taxes ($32.5 million at December 31, 2012 and $27.2 million at December 31, 2011).

The Registrant Subsidiaries (except System Energy) participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for the non-qualified plans for 2012, 2011, and 2010, was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2012	$464	$158	$12	$183	$79	$648
2011	$498	$167	$14	$190	$65	$763
2010	$501	$162	$102	$206	$26	$683

Included in the 2012 net periodic pension cost above are settlement charges of $38 thousand for Entergy Arkansas related to the lump sum benefits paid out of the plan.  Included in the 2011 net periodic pension cost above are settlement charges of $41 thousand for Entergy Arkansas related to the lump sum benefits paid out of the plan.  Included in the 2010 net periodic pension cost above are settlement charges of $86 thousand for Entergy Arkansas, $80 thousand for Entergy Louisiana, and $5 thousand for Entergy Texas related to the lump sum benefits paid out of the plan.

The projected benefit obligation for the non-qualified plans as of December 31, 2012 and 2011 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2012	$4,323	$2,909	$116	$1,841	$457	$9,732
2011	$4,153	$2,781	$118	$1,682	$376	$10,103

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The accumulated benefit obligation for the non-qualified plans as of December 31, 2012 and 2011 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2012	$3,856	$2,899	$116	$1,590	$427	$9,127
2011	$3,755	$2,768	$118	$1,460	$345	$10,030

The following amounts were recorded on the balance sheet as of December 31, 2012 and 2011:

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Current liabilities	($209)	($257)	($17)	($118)	($25)	($853)
Non-current liabilities	(4,114)	(2,652)	(99)	(1,723)	(432)	(8,879)
Total Funded Status	($4,323)	($2,909)	($116)	($1,841)	($457)	($9,732)

Regulatory Asset	$2,359	$679	($29)	$800	$88	($465)
Accumulated other comprehensive income (before taxes)	$-	$102	$-	$-	$-	$-

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Current liabilities	($272)	($260)	($18)	($114)	($25)	($1,029)
Non-current liabilities	(3,881)	(2,521)	(100)	(1,568)	(351)	(9,074)
Total Funded Status	($4,153)	($2,781)	($118)	($1,682)	($376)	($10,103)

Regulatory Asset	$2,385	$445	($36)	$703	$78	($292)
Accumulated other comprehensive income (before taxes)	$-	$104	$-	$-	$-	$-

Accounting for Pension and Other Postretirement Benefits

Accounting standards require an employer to recognize in its balance sheet the funded status of its benefit plans.  This is measured as the difference between plan assets at fair value and the benefit obligation.  Entergy uses a December 31 measurement date for its pension and other postretirement plans.  Employers are to record previously unrecognized gains and losses, prior service costs, and any remaining transition asset or obligation (that resulted from adopting prior pension and other postretirement benefits accounting standards) as comprehensive income and/or as a regulatory asset reflective of the recovery mechanism for pension and other postretirement benefit costs in the Registrant Subsidiaries’ respective regulatory jurisdictions.  For the portion of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana that is not regulated, the unrecognized prior service cost, gains and losses, and transition asset/obligation for its pension and other postretirement benefit obligations are recorded as other comprehensive income.  Entergy Gulf States Louisiana and Entergy Louisiana recover other postretirement benefit costs on a pay as you go basis and record the unrecognized prior service cost, gains and losses, and transition obligation for its other postretirement benefit obligation as other comprehensive income.  Accounting standards also requires that changes in the funded status be recorded as other comprehensive income and/or a regulatory asset in the period in which the changes occur.

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

Qualified Pension and Other Postretirement Plans’ Assets

The Plan Administrator’s trust asset investment strategy is to invest the assets in a manner whereby long- term earnings on the assets (plus cash contributions) provide adequate funding for retiree benefit payments.  The mix of assets is based on an optimization study that identifies asset allocation targets in order to achieve the maximum return for an acceptable level of risk, while minimizing the expected contributions and pension and postretirement expense.

In the optimization studies, the Plan Administrator formulates assumptions about characteristics, such as expected asset class investment returns, volatility (risk), and correlation coefficients among the various asset classes.  The future market assumptions used in the optimization study are determined by examining historical market characteristics of the various asset classes, and making adjustments to reflect future conditions expected to prevail over the study period. Target asset allocations adjust dynamically based on the funded status of the pension plans.  The following targets and ranges were established to produce an acceptable, economically efficient plan to manage around the targets.  The target asset allocation range below for pension shows the ranges within which the allocation may adjust based on funded status, with the expectation that the allocation to fixed income securities will increase as the pension funded status increases.  The target and range asset allocation for postretirement assets reflects changes made in 2012 as recommended in the latest optimization study

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2012 and 2011 and the target asset allocation and ranges are as follows:

Pension Asset Allocation	Target	Range	Actual 2012	Actual 2011

Domestic Equity Securities	45%	34% to 53%	44%	44%
International Equity Securities	20%	16% to 24%	20%	18%
Fixed Income Securities	35%	31% to 41%	35%	37%
Other	0%	0% to 10%	1%	1%

Postretirement Asset Allocation	Non-Taxable				Taxable
	Target	Range	2012	2011	Target	Range	2012	2011
Domestic Equity Securities	39%	34% to 44%	38%	39%	39%	34% to 44%	39%	35%
International Equity Securities	26%	21% to 31%	28%	15%	26%	21% to 31%	27%	0%
Fixed Income Securities	35%	30% to 40%	34%	46%	35%	30% to 40%	34%	64%
Other	0%	0% to 5%	0%	0%	0%	0% to 5%	0%	1%

In determining its expected long-term rate of return on plan assets used in the calculation of benefit plan costs, Entergy reviews past performance, current and expected future asset allocations, and capital market assumptions of its investment consultant and investment managers.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The expected long-term rate of return for the qualified pension plans’ assets is based primarily on the geometric average of the historical annual performance of a representative portfolio weighted by the target asset allocation defined in the table above, along with other indications of expected return on current assets and expected return available for reinvestment.  The time period reflected is a long dated period spanning several decades.

The expected long-term rate of return for the non-taxable postretirement trust assets is determined using the same methodology described above for pension assets, but the asset allocation specific to the non-taxable postretirement assets is used.

For the taxable postretirement trust assets, the investment allocation includes tax-exempt fixed income securities.  This asset allocation in combination with the same methodology employed to determine the expected return for other trust assets (as described above), with a modification to reflect applicable taxes, is used to produce the expected long-term rate of return for taxable postretirement trust assets.

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area and individual security issuance.  As of December 31, 2012 all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in Entergy’s pension and other postretirement benefit plan assets.

The Plan Administrator’s trust asset investment strategy is to invest the assets in a manner whereby long- term earnings on the assets (plus cash contributions) provide adequate funding for retiree benefit payments.  The mix of assets is based on an optimization study that identifies asset allocation targets in order to achieve the maximum return for an acceptable level of risk, while minimizing the expected contributions and pension and postretirement expense.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value on a recurring basis at December 31, 2012, and December 31, 2011, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Qualified Pension Trust

2012	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$861	(b)	$5,906	(a)	$-	$6,767
Common	787,132	(b)	-		-	787,132
Common collective trusts	-		1,620,315	(c)	-	1,620,315
Fixed income securities:
U.S. Government securities	161,593	(b)	150,068	(a)	-	311,661
Corporate debt instruments:	-		429,813	(a)	-	429,813
Registered investment companies	50,029	(d)	483,509	(e)	-	533,538
Other	-		111,001	(f)	-	111,001
Other:
Insurance company general account (unallocated contracts)	-		36,252	(g)	-	36,252
Total investments	$999,615		$2,836,864		$-	$3,836,479

Cash						571
Other pending transactions						4,594
Less: Other postretirement assets included in total investments						(8,784)
Total fair value of qualified pension assets						$3,832,860

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$3,738	(b)	$8,014	(a)	$-	$11,752
Common	1,010,491	(b)	-		-	1,010,491
Common collective trusts	-		1,074,178	(c)	-	1,074,178
Fixed income securities:
U.S. Government securities	142,509	(b)	157,737	(a)	-	300,246
Corporate debt instruments:	-		380,558	(a)	-	380,558
Registered investment companies	53,323	(d)	444,275	(e)	-	497,598
Other	-		101,674	(f)	-	101,674
Other:
Insurance company general account (unallocated contracts)	-		34,696	(g)	-	34,696
Total investments	$1,210,061		$2,201,132		$-	$3,411,193

Cash						75
Other pending transactions						(9,238)
Less: Other postretirement assets included in total investments						(2,114)
Total fair value of qualified pension assets						$3,399,916

Other Postretirement Trusts

2012	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust	$-		$314,478	(c)	$-	$314,478
Fixed income securities:
U.S. Government securities	36,392	(b)	43,398	(a)	-	79,790
Corporate debt instruments	-		42,163	(a)	-	42,163
Registered investment companies	3,229	(d)	-		-	3,229
Other	-		39,846	(f)	-	39,846
Total investments	$39,621		$439,885		$-	$479,506

Other pending transactions						158
Plus: Other postretirement assets included in the investments of the qualified pension trust						8,784
Total fair value of other postretirement assets						$488,448

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust	$-		$208,812	(c)	$-	$208,812
Fixed income securities:
U.S. Government securities	42,577	(b)	57,151	(a)	-	99,728
Corporate debt instruments	-		42,807	(a)	-	42,807
Registered investment companies	4,659	(d)	-		-	4,659
Other	-		69,287	(f)	-	69,287
Total investments	$47,236		$378,057		$-	$425,293

Other pending transactions						(235)
Plus: Other postretirement assets included in the investments of the qualified pension trust						2,114
Total fair value of other postretirement assets						$427,172

(a)	Certain preferred stocks and fixed income debt securities (corporate, government, and securitized) are stated at fair value as determined by broker quotes.
(b)	Common stocks, treasury notes and bonds, and certain preferred stocks and fixed income debt securities are stated at fair value determined by quoted market prices.
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

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy’s qualified pension plans was $5.4 billion and $4.6 billion at December 31, 2012 and 2011, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries as of December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
	(In Thousands)

Entergy Arkansas	$1,161,448	$1,013,605
Entergy Gulf States Louisiana	$559,190	$459,037
Entergy Louisiana	$735,376	$632,759
Entergy Mississippi	$336,099	$296,259
Entergy New Orleans	$157,233	$136,390
Entergy Texas	$350,351	$308,628
System Energy	$251,378	$227,617

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefit obligations at December 31, 2012, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare Subsidy Receipts
	(In Thousands)
Year(s)
2013	$195,907	$62,087	$74,981	$7,875
2014	$209,807	$12,440	$79,073	$8,641
2015	$224,922	$13,412	$83,788	$9,476
2016	$242,186	$10,174	$88,458	$10,358
2017	$261,448	$12,248	$94,340	$11,314
2018 - 2022	$1,648,774	$67,055	$566,249	$72,926

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2013	$53,108	$19,664	$31,021	$15,356	$5,906	$16,341	$8,067
2014	$54,438	$20,964	$32,216	$16,248	$6,221	$17,067	$8,571
2015	$56,495	$22,611	$33,392	$17,148	$6,660	$17,906	$9,083
2016	$58,770	$24,361	$34,867	$18,170	$7,125	$18,777	$9,772
2017	$61,203	$26,293	$36,648	$19,171	$7,691	$19,778	$10,393
2018 - 2022	$357,927	$166,599	$216,903	$110,145	$48,039	$114,345	$70,026

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2013	$208	$257	$18	$118	$25	$853
2014	$357	$267	$16	$114	$24	$789
2015	$335	$247	$15	$110	$24	$756
2016	$289	$239	$13	$103	$23	$891
2017	$288	$284	$12	$100	$23	$766
2018 - 2022	$1,846	$1,004	$41	$601	$196	$3,304

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2013	$16,034	$8,381	$10,174	$4,624	$4,859	$6,942	$2,423
2014	$16,442	$8,867	$10,588	$4,901	$4,937	$7,218	$2,563
2015	$17,094	$9,499	$10,980	$5,194	$5,025	$7,536	$2,755
2016	$17,650	$10,087	$11,440	$5,482	$5,097	$7,894	$2,894
2017	$18,334	$10,745	$11,978	$5,811	$5,196	$8,331	$3,136
2018 - 2022	$101,723	$64,193	$69,660	$33,712	$26,592	$47,415	$19,435

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2013	$1,889	$835	$1,022	$584	$478	$722	$265
2014	$2,027	$910	$1,101	$639	$497	$770	$297
2015	$2,180	$992	$1,186	$691	$515	$821	$331
2016	$2,335	$1,079	$1,274	$747	$533	$874	$368
2017	$2,500	$1,172	$1,370	$805	$551	$928	$408
2018 - 2022	$15,201	$7,446	$8,492	$4,912	$2,991	$5,463	$2,797

Contributions

Entergy currently expects to contribute approximately $163.3 million to its qualified pension plans and approximately $82.5 million to other postretirement plans in 2013.  The expected 2013 pension and other postretirement plan contributions of the Registrant Subsidiaries are shown below.  The required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries expect to contribute approximately the following to the qualified pension and other postretirement plans in 2013:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)

Pension Contributions	$34,945	$11,198	$20,731	$7,969	$3,959	$6,666	$7,621
Other Postretirement Contributions	$26,675	$8,381	$10,173	$5,469	$3,669	$5,153	$4,090

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2012, and 2011 were as follows:

	2012	2011

Weighted-average discount rate:
Qualified pension	4.31% - 4.50%	5.10% - 5.20%
Other postretirement	4.36%	5.10%
Non-qualified pension	3.37%	4.40%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2012,  2011, and 2010 were as follows:

	2012	2011	2010

Weighted-average discount rate:
Qualified pension	5.10% - 5.20%	5.60% - 5.70%	6.10% - 6.30%
Other postretirement	5.10%	5.50%	6.10%
Non-qualified pension	4.40%	4.90%	5.40%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%	4.23%
Expected long-term rate of return on plan assets:
Pension assets	8.50%	8.50%	8.50%
Other postretirement non-taxable assets	8.50%	7.75%	7.75%
Other postretirement taxable assets	6.50%	5.50%	5.50%

Entergy’s other postretirement benefit transition obligations were amortized over 20 years ending in 2012.

The assumed health care cost trend rate used in measuring Entergy’s December 31, 2012 APBO was 7.50% for pre-65 retirees and 7.25% for post-65 retirees for 2013, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees. The assumed health care cost trend rate used in measuring Entergy’s 2012 Net Other Postretirement Benefit Cost was 7.75% for pre-65 retirees and 7.50% for post-65 retirees for 2012, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for pre-65 retirees and 4.75% in 2022 and beyond for post-65 retirees.  A one percentage point change in the assumed health care cost trend rate for 2012 would have the following effects:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	1 Percentage Point Increase		1 Percentage Point Decrease
2012	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase /(Decrease) (In Thousands)

Entergy Corporation and its subsidiaries	$274,059	$28,455	($220,654)	($22,210)

A one percentage point change in the assumed health care cost trend rate for 2012 would have the following effects for the Registrant Subsidiaries:

	1 Percentage Point Increase		1 Percentage Point Decrease
2012	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase/(Decrease) (In Thousands)

Entergy Arkansas	$41,816	$3,994	($33,880)	($3,138)
Entergy Gulf States Louisiana	$31,702	$3,287	($25,554)	($2,568)
Entergy Louisiana	$30,780	$3,237	($24,858)	($2,528)
Entergy Mississippi	$13,728	$1,346	($11,139)	($1,057)
Entergy New Orleans	$8,410	$779	($6,924)	($619)
Entergy Texas	$19,647	$1,799	($16,034)	($1,421)
System Energy	$11,304	$1,279	($9,027)	($994)

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

The actuarially estimated effect of future Medicare subsidies reduced the December 31, 2012 and 2011 Accumulated Postretirement Benefit Obligation by $316.6 million and $274 million, respectively, and reduced the 2012, 2011, and 2010 other postretirement benefit cost by $31.2 million, $33.0 million, and $26.6 million, respectively.  In 2012, Entergy received $6 million in Medicare subsidies for prescription drug claims.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The actuarially estimated effect of future Medicare subsidies and the actual subsidies received for the Registrant Subsidiaries was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	Increase/(Decrease) In Thousands
Impact on 12/31/2012 APBO	($62,877)	($32,055)	($36,015)	($19,507)	($10,902)	($21,164)	($13,586)
Impact on 12/31/2011 APBO	($55,684)	($27,834)	($31,693)	($17,687)	($10,500)	($19,346)	($11,036)

Impact on 2012 other postretirement benefit cost	($5,791)	($3,660)	($3,643)	($1,799)	($995)	($1,321)	($1.400)
Impact on 2011 other postretirement benefit cost	($6,309)	($3,923)	($3,889)	($2,016)	($1,170)	($1,528)	($1,403)
Impact on 2010 other postretirement benefit cost	($5,254)	($3,401)	($3,143)	($1,649)	($1,070)	($1,109)	($1,068)

Medicare subsidies received in 2012	$1,331	$779	$908	$434	$396	$644	$170

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

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $43.7 million in 2012, $42.6 million in 2011, and $41.8 million in 2010.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2012, 2011, and 2010 contributions to defined contribution plans were as follows:

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2012	$3,223	$1,842	$2,327	$1,875	$740	$1,601
2011	$3,183	$1,804	$2,260	$1,894	$725	$1,613
2010	$3,177	$1,792	$2,289	$1,886	$683	$1,626

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 12.    STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, restricted stock, performance units, and restricted unit awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation plans.  The Equity Ownership Plan, as restated in February 2003 (2003 Plan), had 743,129 authorized shares remaining for long-term incentive and restricted unit awards as of December 31, 2012.  Effective January 1, 2007, Entergy’s shareholders approved the 2007 Equity Ownership and Long-Term Cash Incentive Plan (2007 Plan).  The maximum aggregate number of common shares that can be issued from the 2007 Plan for stock-based awards is 7,000,000 with no more than 2,000,000 available for non-option grants.  The 2007 Plan, which only applies to awards made on or after January 1, 2007, will expire after 10 years.  As of December 31, 2012, there were 1,075,702 authorized shares remaining for stock-based awards, all of which are available for non-option grants.  Effective May 6, 2011, Entergy’s shareholders approved the 2011 Equity Ownership and Long-Term Cash Incentive Plan (2011 Plan).  The maximum number of common shares that can be issued from the 2011 Plan for stock-based awards is 5,500,000 with no more than 2,000,000 available for incentive stock option grants.  The 2011 Plan, which only applies to awards made on or after May 6, 2011, will expire after 10 years.  As of December 31, 2012, there were 4,263,138 authorized shares remaining for stock-based awards, including 1,447,600 for incentive stock option grants.

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

The following table includes financial information for stock options for each of the years presented:

	2012	2011	2010
	(In Millions)

Compensation expense included in Entergy’s Consolidated Net Income	$7.7	$10.4	$15.0
Tax benefit recognized in Entergy’s Consolidated Net Income	$3.0	$4.0	$5.8
Compensation cost capitalized as part of fixed assets and inventory	$1.5	$2.0	$2.9

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2012	2011	2010

Stock price volatility	25.11%	24.25%	25.73%
Expected term in years	6.55	6.64	5.46
Risk-free interest rate	1.22%	2.70%	2.57%
Dividend yield	4.50%	4.20%	3.74%
Dividend payment per share	$3.32	$3.32	$3.24

Stock price volatility is calculated based upon the daily public stock price volatility of Entergy Corporation common stock over a period equal to the expected term of the award.  The expected term of the options is based upon historical option exercises and the weighted average life of options when exercised and the estimated weighted average life of all vested but unexercised options.  In 2008, Entergy implemented stock ownership guidelines for its senior executive officers.  These guidelines require an executive officer

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to own shares of Entergy Corporation common stock equal to a specified multiple of his or her salary.  Until an executive officer achieves this ownership position the executive officer is required to retain 75% of the after-tax net profit upon exercise of the option to be held in Entergy Corporation common stock.  The reduction in fair value of the stock options due to this restriction is based upon an estimate of the call option value of the reinvested gain discounted to present value over the applicable reinvestment period.

A summary of stock option activity for the year ended December 31, 2012 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life

Options outstanding as of January 1, 2012	10,459,418	$75.46

Options granted	552,400	$71.30
Options exercised	(1,407,159)	$44.46
Options forfeited/expired	(46,313)	$76.83
Options outstanding as of December 31, 2012	9,558,346	$79.77	$-	4.6 years

Options exercisable as of December 31, 2012	8,442,157	$80.61	$-	5.1 years
Weighted-average grant-date fair value of options granted during 2012	$9.42

The weighted-average grant-date fair value of options granted during the year was $11.48 for 2011 and $13.18 for 2010.  The total intrinsic value of stock options exercised was $39.8 million during 2012, $29.6 million during 2011, and $36.6 million during 2010.  The intrinsic value, which has no effect on net income, of the stock options exercised is calculated by the difference in Entergy Corporation’s common stock price on the date of exercise and the exercise price of the stock options granted.  Because Entergy’s year-end stock price is less than the weighted average exercise price, the aggregate intrinsic value of outstanding stock options as of December 31, 2012 was zero.  The intrinsic value of “in the money” stock options is $7.8 million as of December 31, 2012.  Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $11 million during 2012, $16 million during 2011, and $21 million during 2010.

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	As of 12/31/2012	Weighted-Avg. Remaining Contractual Life-Yrs.	Weighted- Avg. Exercise Price	Number Exercisable as of 12/31/2012	Weighted- Avg. Exercise Price

$37 - $50.99	177,046	0.1	$44.45	177,046	$44.45
$51 - $64.99	858,997	1.2	$58.60	858,997	$58.60
$65 - $78.99	5,419,319	5.3	$72.91	4,303,130	$72.77
$79 - $91.99	1,622,984	4.1	$91.82	1,622,984	$91.82
$92 - $108.20	1,480,000	5.1	$108.20	1,480,000	$108.20
$37 - $108.20	9,558,346	4.6	$79.77	8,442,157	$80.61

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2012 not yet recognized is approximately $5.2 million and is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Awards

In January 2012 the Board approved and Entergy granted 339,700 restricted stock awards under the 2011 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 26, 2012 and were valued at $71.30 per share, which was the closing price of Entergy Corporation’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed ratably over the three year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting.

The following table includes financial information for restricted stock for each of the years presented:

	2012	2011	2010
	(In Millions)

Compensation expense included in Entergy’s Consolidated Net Income	$11.4	$3.9	$-
Tax benefit recognized in Entergy’s Consolidated Net Income	$4.4	$1.5	$-
Compensation cost capitalized as part of fixed assets and inventory	$2.0	$0.7	$-

Long-Term Performance Unit Program

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which are equal to the cash value of shares of Entergy Corporation common stock at the end of the performance period, which is the last trading day of the year.  Performance units will pay out to the extent that the performance conditions are satisfied.  In addition to the potential for equivalent share appreciation or depreciation, performance units will earn the cash equivalent of the dividends paid during the three-year performance period applicable to each plan.  The costs of incentive awards are charged to income over the three-year period.  Beginning with the 2012-2014 performance period, upon vesting, the performance units granted under the Long-Term Performance Unit Program will be settled in shares of Entergy common stock rather than cash.  In January 2012 the Board approved and Entergy granted 176,742 performance units under the 2011 Equity Ownership and Long-Term Cash Incentive Plan.  The performance units were made effective as of January 27, 2012, and were valued at $67.11 per share. Entergy considers factors, primarily market conditions, in determining the value of the performance units. Shares of the performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period.

The following table includes financial information for the long-term performance units for each of the years presented:

	2012	2011	2010
	(In Millions)

Fair value of long-term performance units as of December 31,	$4.3	$7.3	$10.1
Compensation expense included in Entergy’s Consolidated Net Income	($5.0)	$0.7	($0.9)
Tax benefit (expense) recognized in Entergy’s Consolidated Net Income	($1.9)	$0.3	($0.4)
Compensation cost capitalized as part of fixed assets and inventory	($0.9)	$0.1	$0.1

There was no payout in 2012 for the performance units granted in 2009 applicable to the 2009 – 2011 performance period.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Restricted Unit Awards

Entergy grants restricted unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted units are equal to the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted unit awards granted is 36 months.  As of December 31, 2012, there were 78,820 unvested restricted units that are expected to vest over an average period of 17 months.

The following table includes financial information for restricted unit awards for each of the years presented:

	2012	2011	2010
	(In Millions)

Fair value of restricted awards as of December 31,	$3.0	$6.6	$8.3
Compensation expense included in Entergy’s Consolidated Net Income	$1.3	$3.7	$3.9
Tax benefit recognized in Entergy’s Consolidated Net Income	$0.5	$1.4	$1.5
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.7	$0.9

Entergy paid $5.3 million in 2012 for awards under the Restricted Units Awards Plan.

NOTE 13. BUSINESS SEGMENT INFORMATION  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi,  Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of December 31, 2012 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

In the fourth quarter 2012, Entergy moved two subsidiaries from All Other to the Entergy Wholesale Commodities segment to improve the alignment of certain intercompany items and income tax activity.  The 2011 and 2010 information in the tables below has been restated to reflect the change.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information is as follows:

2012	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,005,091	$2,326,309	$4,048	($33,369)	$10,302,079
Deprec., amort. & decomm.	$1,076,845	$248,143	$4,357	$-	$1,329,345
Interest and investment income	$150,292	$105,062	$30,656	($158,234)	$127,776
Interest expense	$476,485	$17,900	$126,913	($52,014)	$569,284
Income taxes	$49,340	$61,329	($79,814)	$-	$30,855
Consolidated net income (loss)	$960,322	$40,427	($26,167)	($106,219)	$868,363
Total assets	$35,438,130	$9,623,345	($509,985)	($1,348,988)	$43,202,502
Investment in affiliates - at equity	$199	$46,539	$-	$-	$46,738
Cash paid for long-lived asset additions	$3,182,695	$577,652	$619	$-	$3,760,966

2011	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,841,828	$2,413,773	$4,157	($30,685)	$11,229,073
Deprec., amort. & decomm.	$1,027,597	$260,643	$4,557	$-	$1,292,797
Interest and investment income	$158,737	$99,762	$16,368	($145,873)	$128,994
Interest expense	$455,739	$33,067	$60,113	($35,292)	$513,627
Income taxes	$27,311	$176,286	$82,666	$-	$286,263
Consolidated net income (loss)	$1,123,866	$491,846	($137,760)	($110,580)	$1,367,372
Total assets	$32,734,549	$9,796,529	$228,691	($2,058,070)	$40,701,699
Investment in affiliates - at equity	$199	$44,677	$-	$-	$44,876
Cash paid for long-lived asset additions	$2,351,913	$1,048,146	($402)	$-	$3,399,657

2010	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)

Operating revenues	$8,941,332	$2,566,156	$7,442	($27,353)	$11,487,577
Deprec., amort. & decomm.	$1,006,385	$270,663	$4,582	$-	$1,281,630
Interest and investment income	$182,493	$140,729	$73,808	($212,953)	$184,077
Interest expense	$493,241	$102,728	$98,594	($119,396)	$575,167
Income taxes	$454,227	$247,775	($84,763)	$-	$617,239
Consolidated net income	$829,719	$450,104	$84,039	($93,557)	$1,270,305
Total assets	$31,080,240	$10,102,817	($714,968)	($1,782,813)	$38,685,276
Investment in affiliates - at equity	$199	$40,498	$-	$-	$40,697
Cash paid for long-lived asset additions	$1,766,609	$687,313	$75	$-	$2,453,997

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Businesses marked with * are sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity.  Almost all of Entergy’s goodwill is related to the Utility segment.

On April 5, 2010, Entergy announced that, effective immediately, it planned to unwind the business infrastructure associated with its proposed plan to spin-off its non-utility nuclear business.  As a result of the plan to unwind the business infrastructure, Entergy recorded expenses in the Entergy Wholesale Commodities segment.  Other operating and maintenance expense in 2010 includes the write-off of $64 million of capital costs, primarily for software that will not be utilized.  Interest charges in 2010 include the write-off of $39 million of debt financing costs, primarily incurred for the $1.2 billion credit facility related to the planned spin-off of Entergy’s non-utility nuclear business that will not be used.  Approximately $16 million of other costs were incurred in 2010 in connection with unwinding the planned non-utility nuclear spin-off transaction.

Geographic Areas

For the years ended December 31, 2012, 2011, and 2010, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2012 and 2011, Entergy had no long-lived assets located outside of the United States.

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

NOTE 14.  EQUITY METHOD INVESTMENTS (Entergy Corporation)

As of December 31, 2012, Entergy owns investments in the following companies that it accounts for under the equity method of accounting:

Investment	Ownership	Description

RS Cogen LLC	50% member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area.

Top Deer	50% member interest	Wind-powered electric generation joint venture.

Following is a reconciliation of Entergy’s investments in equity affiliates:

	2012	2011	2010
	(In Thousands)

Beginning of year	$44,876	$40,697	$39,580
Income (loss) from the investments	1,162	(88)	(2,469)
Dispositions and other adjustments	700	4,267	3,586
End of year	$46,738	$44,876	$40,697

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Transactions with equity method investees

Entergy Gulf States Louisiana purchased approximately $2.8 million, $41.1 million, and $50.8 million of electricity generated from Entergy’s share of RS Cogen in 2012, 2011, and 2010, respectively.  Entergy’s operating transactions with its other equity method investees were not significant in 2012, 2011, or 2010.

NOTE 15.  ACQUISITIONS AND DISPOSITIONS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi)

Acquisitions

Hot Spring Energy Facility

In November 2012, Entergy Arkansas purchased the Hot Spring Energy Facility, a 620 MW combined-cycle natural gas turbine unit located in Malvern, Arkansas, from KGen Hot Spring LLC for approximately $253 million.  The FERC and the APSC approved the transaction.

Hinds Energy Facility

In November 2012, Entergy Mississippi purchased the Hinds Energy Facility, a 450 MW combined-cycle natural gas turbine unit located in Jackson, Mississippi, from KGen Hinds LLC for approximately $206 million.  The FERC and the MPSC approved the transaction.

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

Palisades Purchased Power Agreement

Entergy’s purchase of the Palisades plant in 2007 included a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant’s output, excluding any future uprates.  Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh.  For the PPA, which was at below-market prices at the time of the acquisition, Entergy will amortize a liability to revenue over the life of the agreement.  The amount that will be amortized each period is based upon the difference between the present value calculated at the date of acquisition of each year’s difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $17 million in 2012, $43 million in 2011, and $46 million in 2010.  The amounts to be amortized to revenue for the next five years will be $18 million in 2013, $16 million for 2014, $15 million for 2015, $13 million for 2016, and $12 million for 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NYPA Value Sharing Agreements

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, Entergy subsidiaries and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, Entergy subsidiaries will make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year’s output is due by January 15 of the following year.  Entergy will record the liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  An amount equal to the liability will be recorded to the plant asset account as contingent purchase price consideration for the plants.  In 2012, 2011, and 2010, Entergy Wholesale Commodities recorded approximately $72 million as plant for generation during each of those years.  This amount will be depreciated over the expected remaining useful life of the plants.

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

Derivatives

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2012 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$123 million	($-)	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$46 million	($10) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$18 million	($11) million	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$22 million	($-)	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$24 million	($14) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$19 million	($13) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$8 million	($-)	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (a)	Business

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$197 million	($25) million	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$112 million	($1) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$1 million	($1) million	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$37 million	($8) million	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$33 million	($33) million	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$30 million	($-)	Utility

(a)
The balances of derivative assets and liabilities in these tables are presented gross.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented on the Entergy Consolidated Balance Sheets on a net basis in accordance with accounting guidance for Derivatives and Hedging.

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the years ended December 31, 2012, 2011, and 2010 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income

2012
Electricity swaps and options	$111 million	Competitive businesses operating revenues	$268 million

2011
Electricity swaps and options	$296 million	Competitive businesses operating revenues	$168 million

2010
Electricity swaps and options	$206 million	Competitive businesses operating revenues	$220 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Based on market prices as of December 31, 2012, cash flow hedges relating to power sales totaled $151 million of net unrealized gains.  Approximately $123 million is expected to be reclassified from accumulated other comprehensive income (AOCI) to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.  Gains totaling approximately $268 million, $168 million, and $220 million were realized on the maturity of cash flow hedges, before taxes of $94 million, $59 million, and $77 million, for the years ended December 31, 2012, 2011, and 2010, respectively.  Unrealized gains or losses recorded in other comprehensive income result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at December 31, 2012 is approximately two years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 85% for 2013, of which approximately 51% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  The change in fair value of Entergy’s cash flow hedges due to ineffectiveness was ($14) million, ($6) million, and $1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of December 31, 2012, hedge contracts with two counterparties were in a liability position (approximately $2 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required. As of December 31, 2011, there were no hedge contracts with counterparties in a liability position. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.   Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive income prior to de-designation continue to be deferred in other comprehensive income until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility’s Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of December 31, 2012 is 39,380,000 MMBtu for Entergy, 12,670,000 MMBtu for Entergy Gulf States Louisiana, 16,300,000 MMBtu for Entergy Louisiana, and 10,410,000 MMBtu for Entergy Mississippi.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2012, 2011, and 2010 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2012
Natural gas swaps	-	Fuel, fuel-related expenses, and gas purchased for resale	($42) million
Electricity swaps and options de-designated as hedged items	$1 million	Competitive businesses operating revenues	$1 million

2011
Natural gas swaps	-	Fuel, fuel-related expenses, and gas purchased for resale	($62) million
Electricity swaps and options de-designated as hedged items	$1 million	Competitive businesses operating revenues	$11 million

2010
Natural gas swaps	-	Fuel, fuel-related expenses, and gas purchased for resale	($95) million
Electricity swaps and options de-designated as hedged items	$15 million	Competitive businesses operating revenues	$-

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2012 and 2011 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

2012
Liabilities:
Natural gas swaps	Gas hedge contracts	$2.6 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.2 million	Entergy Mississippi

2011
Liabilities:
Natural gas swaps	Gas hedge contracts	$8.6 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$12.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$7.8 million	Entergy Mississippi
Natural gas swaps	Other current liabilities	$1.5 million	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their statements of income for the years ended December 31, 2012, 2011, and 2010 are as follows:

Instrument	Statement of Income Location	Amount of loss recorded in income	Registrant

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($12.9) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($16.2) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($11.2) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5) million	Entergy New Orleans
2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($17.9) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($25.6) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($15.0) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.2) million	Entergy New Orleans
2010
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($25.0) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($40.5) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($27.5) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.7) million	Entergy New Orleans

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs.  The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas hedge contracts. See Note 1 to the financial statements for a discussion of cash and cash equivalents.

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

Level 2 consists primarily of individually-owned debt instruments or shares in common trusts.  Common trust funds are stated at estimated fair value based on the fair market value of the underlying investments.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The amounts reflected as the fair values of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation  include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and US Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.  As of December 31, 2012, Entergy had in-the-money derivative contracts with a fair value of $180 million with counterparties or their guarantor who are all currently investment grade.  $2 million of the derivative contracts as of December 31, 2012 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

On a daily basis, Entergy Wholesale Commodities calculates the mark-to-market for all derivative transactions.  Entergy Wholesale Commodities Risk Control Group also validates forward market prices by comparing them to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on actual transaction clearing prices, or a methodology that considers natural gas prices and market heat rates.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions.  Moreover, on at least a monthly basis the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit, liquidity, and financial metrics impacts are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$420	$-	$-	$420
Decommissioning trust funds (a):
Equity securities	358	2,101	-	2,459
Debt securities	769	962	-	1,731
Power contracts	-	-	191	191
Securitization recovery trust account	46	-	-	46
Escrow accounts	386	-	-	386
	$1,979	$3,063	$191	$5,233

Liabilities:
Power contracts	$-	$-	$13	$13
Gas hedge contracts	8	-	-	8
	$8	$-	$13	$21

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$613	$-	$-	$613
Decommissioning trust funds (a):
Equity securities	397	1,732	-	2,129
Debt securities	639	1,020	-	1,659
Power contracts	-	-	312	312
Securitization recovery trust account	50	-	-	50
Escrow accounts	335	-	-	335
	$2,034	$2,752	$312	$5,098

Liabilities:
Gas hedge contracts	$30	$-	$-	$30

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 17 for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(In Millions)

Balance as of January 1,	$312	$197	$200

Unrealized gains from price changes	139	274	220
Unrealized gains (losses) on originations	9	15	(4)
Realized gains (losses) included in earnings	(14)	(6)	1
Realized gains on settlements	(268)	(168)	(220)

Balance as of December 31,	$178	$312	$197

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy, and the valuation techniques and significant unobservable inputs to each which cause that classification, as of December 31, 2012:
Transaction Type	Fair Value as of December 31, 2012	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value

Electricity swaps	$104 million	Unit contingent discount	+/-3%	$5 million
Electricity options	$74 million	Implied volatility	+/-21%	$37 million

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.9	$-	$-	$24.9
Decommissioning trust funds (a):
Equity securities	9.5	374.5	-	384.0
Debt securities	94.3	122.3	-	216.6
Securitization recovery trust account	4.4	-	-	4.4
Escrow accounts	38.0	-	-	38.0
	$171.1	$496.8	$-	$667.9

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.9	$-	$-	$17.9
Decommissioning trust funds (a):
Equity securities	6.3	323.1	-	329.4
Debt securities	82.8	129.5	-	212.3
Securitization recovery trust account	3.9	-	-	3.9
	$110.9	$452.6	$-	$563.5

Entergy Gulf States Louisiana

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.6	$-	$-	$0.6
Decommissioning trust funds (a):
Equity securities	5.5	283.0	-	288.5
Debt securities	49.5	139.4	-	188.9
Escrow accounts	87.0	-	-	87.0
	$142.6	$422.4	$-	$565.0

Liabilities:
Gas hedge contracts	$2.6	$-	$-	$2.6

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.6	$-	$-	$24.6
Decommissioning trust funds (a):
Equity securities	5.1	233.6	-	238.7
Debt securities	39.5	142.7	-	182.2
Escrow accounts	90.2	-	-	90.2
	$159.4	$376.3	$-	$535.7

Liabilities:
Gas hedge contracts	$8.6	$-	$-	$8.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$29.3	$-	$-	$29.3
Decommissioning trust funds (a):
Equity securities	2.0	173.5	-	175.5
Debt securities	52.6	59.3	-	111.9
Securitization recovery trust account	4.4	-	-	4.4
Escrow accounts	187.0	-	-	187.0
	$275.3	$232.8	$-	$508.1

Liabilities:
Gas hedge contracts	$3.4	$-	$-	$3.4

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.9	$146.3	$-	$149.2
Debt securities	51.6	53.2	-	104.8
Securitization recovery trust account	5.2	-	-	5.2
Escrow accounts	201.2	-	-	201.2
	$260.9	$199.5	$-	$460.4

Liabilities:
Gas hedge contracts	$12.4	$-	$-	$12.4

Entergy Mississippi

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$52.4	$-	$-	$52.4
Escrow accounts	61.8	-	-	61.8
	$114.2	$-	$-	$114.2

Liabilities:
Gas hedge contracts	$2.2	$-	$-	$2.2

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$31.8	$-	$-	$31.8

Liabilities:
Gas hedge contracts	$7.8	$-	$-	$7.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.1	$-	$-	$9.1
Escrow accounts	10.6	-	-	10.6
	$19.7	$-	$-	$19.7

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.3	$-	$-	$9.3
Escrow accounts	12.0	-	-	12.0
	$21.3	$-	$-	$21.3

Liabilities:
Gas hedge contracts	$1.5	$-	$-	$1.5

Entergy Texas

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$59.7	$-	$-	$59.7
Securitization recovery trust account	37.3	-	-	37.3
	$97.0	$-	$-	$97.0

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$65.1	$-	$-	$65.1
Securitization recovery trust account	41.2	-	-	41.2
	$106.3	$-	$-	$106.3

System Energy

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$83.5	$-	$-	$83.5
Decommissioning trust funds (a):
Equity securities	1.6	282.0	-	283.6
Debt securities	141.1	65.9	-	207.0
	$226.2	$347.9	$-	$574.1

2011	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$154.2	$-	$-	$154.2
Decommissioning trust funds (a):
Equity securities	2.7	234.5	-	237.2
Debt securities	123.2	63.0	-	186.2
	$280.1	$297.5	$-	$577.6

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

The securities held as of December 31, 2012 and 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)

2012
Equity Securities	$2,459	$662	$1
Debt Securities	1,731	116	5
Total	$4,190	$778	$6

2011
Equity Securities	$2,129	$423	$14
Debt Securities	1,659	115	5
Total	$3,788	$538	$19

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $211 million and $149 million as of December 31, 2012 and 2011, respectively.  The amortized cost of debt securities was $1,637 million as of December 31, 2012 and $1,530 million as of December 31, 2011.  As of December 31, 2012, the debt securities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

have an average coupon rate of approximately 3.78%, an average duration of approximately 5.43 years, and an average maturity of approximately 8.50 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$37	$1	$175	$1
More than 12 months	20	-	48	4
Total	$57	$1	$223	$5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$130	$9	$123	$3
More than 12 months	43	5	60	2
Total	$173	$14	$183	$5

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(In Millions)
less than 1 year	$53	$69
1 year - 5 years	681	566
5 years - 10 years	562	583
10 years - 15 years	164	187
15 years - 20 years	61	42
20 years+	210	212
Total	$1,731	$1,659

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the years ended December 31, 2012, 2011, and 2010, proceeds from the dispositions of securities amounted to $2,074 million, $1,360 million, and $2,606 million, respectively.  During the years ended December 31, 2012, 2011, and 2010, gross gains of $39 million, $29 million, and $69 million, respectively, and gross losses of $7 million, $11 million, and $9 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2012 and 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$384.0	$116.1	$-
Debt Securities	216.6	14.5	0.2
Total	$600.6	$130.6	$0.2

2011
Equity Securities	$329.4	$70.9	$0.4
Debt Securities	212.3	15.2	0.4
Total	$541.7	$86.1	$0.8

The amortized cost of debt securities was $202.3 million as of December 31, 2012 and $197.5 million as of December 31, 2011.  As of December 31, 2012, the debt securities have an average coupon rate of approximately 3.24%, an average duration of approximately 5.28 years, and an average maturity of approximately 6.15 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.2	$-	$24.4	$0.2
More than 12 months	-	-	1.0	-
Total	$0.2	$-	$25.4	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$13.7	$0.4	$14.3	$0.4
More than 12 months	-	-	1.0	-
Total	$13.7	$0.4	$15.3	$0.4

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(In Millions)

less than 1 year	$8.8	$7.8
1 year - 5 years	98.6	86.5
5 years - 10 years	93.1	109.1
10 years - 15 years	5.1	2.7
20 years+	11.0	6.2
Total	$216.6	$212.3

During the years ended December 31, 2012, 2011, and 2010, proceeds from the dispositions of securities amounted to $144.3 million, $125.4 million, and $367.3 million, respectively.  During the years ended December 31, 2012, 2011, and 2010, gross gains of $3.4 million, $3.9 million, and $29.2 million, respectively, and gross losses of $0.1 million, $0.2 million, and $0.8 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2012 and 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$288.5	$69.8	$-
Debt Securities	188.9	15.8	0.1
Total	$477.4	$85.6	$0.1

2011
Equity Securities	$238.7	$40.9	$0.8
Debt Securities	182.2	15.2	0.3
Total	$420.9	$56.1	$1.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $174.1 million as of December 31, 2012 and $166.9 million as of December 31, 2011.  As of December 31, 2012, the debt securities have an average coupon rate of approximately 4.74%, an average duration of approximately 5.58 years, and an average maturity of approximately 8.70 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$1.2	$-	$9.1	$0.1
More than 12 months	1.0	-	-	-
Total	$2.2	$-	$9.1	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$14.0	$0.5	$9.3	$0.2
More than 12 months	2.7	0.3	1.1	0.1
Total	$16.7	$0.8	$10.4	$0.3

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(In Millions)

less than 1 year	$8.0	$7.1
1 year - 5 years	43.5	40.8
5 years - 10 years	63.5	53.5
10 years - 15 years	55.8	62.9
15 years - 20 years	8.5	3.2
20 years+	9.6	14.7
Total	$188.9	$182.2

During the years ended December 31, 2012, 2011, and 2010, proceeds from the dispositions of securities amounted to $131.0 million, $76.8 million, and $100.8 million, respectively.  During the years ended December 31, 2012, 2011, and 2010, gross gains of $6.7 million, $2.8 million, and $2.0 million, respectively, and gross losses of $0.04 million, $0.5 million, and $0.4 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2012 and 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$175.5	$48.9	$0.1
Debt Securities	111.9	9.4	0.1
Total	$287.4	$58.3	$0.2

2011
Equity Securities	$149.2	$29.7	$1.6
Debt Securities	104.8	8.8	0.2
Total	$254.0	$38.5	$1.8

The amortized cost of debt securities was $102.6 million as of December 31, 2012 and $91.9 million as of December 31, 2011.  As of December 31, 2012, the debt securities have an average coupon rate of approximately 3.64%, an average duration of approximately 5.38 years, and an average maturity of approximately 9.39 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.7	$-	$3.4	$-
More than 12 months	5.6	0.1	0.5	0.1
Total	$6.3	$0.1	$3.9	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$11.6	$0.3	$5.5	$0.2
More than 12 months	10.0	1.3	0.2	-
Total	$21.6	$1.6	$5.7	$0.2

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(In Millions)

less than 1 year	$1.9	$3.9
1 year - 5 years	42.3	39.8
5 years - 10 years	24.9	22.2
10 years - 15 years	18.8	18.9
15 years - 20 years	1.7	2.2
20 years+	22.3	17.8
Total	$111.9	$104.8

During the years ended December 31, 2012, 2011, and 2010, proceeds from the dispositions of securities amounted to $27.6 million, $19.9 million, and $44.5 million, respectively.  During the years ended December 31, 2012, 2011, and 2010, gross gains of $0.2 million, $0.3 million, and $0.7 million, respectively, and gross losses of $0.04 million, $0.2 million, and $0.3 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2012 and 2011 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$283.6	$63.6	$0.2
Debt Securities	207.0	9.3	0.1
Total	$490.6	$72.9	$0.3

2011
Equity Securities	$237.2	$35.4	$5.4
Debt Securities	186.2	9.5	0.1
Total	$423.4	$44.9	$5.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $197.8 million as of December 31, 2012 and $175.1 million as of December 31, 2011.  As of December 31, 2012, the debt securities have an average coupon rate of approximately 2.60%, an average duration of approximately 4.52 years, and an average maturity of approximately 6.13 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$1.4	$-	$15.5	$0.1
More than 12 months	13.0	0.2	-	-
Total	$14.4	$0.2	$15.5	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2011:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$41.3	$1.8	$10.5	$0.1
More than 12 months	30.0	3.6	-	-
Total	$71.3	$5.4	$10.5	$0.1

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(In Millions)

less than 1 year	$1.3	$10.2
1 year - 5 years	128.7	94.6
5 years - 10 years	53.9	57.9
10 years - 15 years	2.3	2.6
15 years - 20 years	1.4	2.9
20 years+	19.4	18.0
Total	$207.0	$186.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the years ended December 31, 2012, 2011, and 2010, proceeds from the dispositions of securities amounted to $349.4 million, $203.4 million, and $322.8 million, respectively.  During the years ended December 31, 2012, 2011, and 2010, gross gains of $3.6 million, $2.7 million, and $4.4 million, respectively, and gross losses of $0.3 million, $1.2 million, and $0.6 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the years ended December 31, 2012, 2011, and 2010.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in 2012, 2011, and 2010, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

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

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy consolidate the respective companies from which they lease nuclear fuel, usually in a sale and leaseback transaction.  This is because Entergy directs the nuclear fuel companies with respect to nuclear fuel purchases, assists the nuclear fuel companies in obtaining financing, and, if financing cannot be arranged, the lessee (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or System Energy) is responsible to repurchase nuclear fuel to allow the nuclear fuel company (the VIE) to meet its obligations.  During the term of the arrangements, none of the Entergy operating companies have been required to provide financial support apart from their scheduled lease payments.  See Note 4 to the financial statements for details of the nuclear fuel companies’ credit facility and commercial paper borrowings and long-term debt that are reported by Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy.  These amounts also represent Entergy’s and the respective Registrant Subsidiary’s maximum exposure to losses associated with their respective interests in the nuclear fuel companies.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Reconstruction Funding I, LLC, and Entergy Texas Restoration Funding, LLC, companies wholly-owned and consolidated by Entergy Texas, are variable interest entities and Entergy Texas is the primary beneficiary.  In June 2007, Entergy Gulf States Reconstruction Funding issued senior secured transition bonds (securitization bonds) to finance Entergy Texas’s Hurricane Rita reconstruction costs.  In November 2009, Entergy Texas Restoration Funding issued senior secured transition bonds (securitization bonds) to finance Entergy Texas’s Hurricane Ike and Hurricane Gustav restoration costs.  With the proceeds, the variable interest entities purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  The transition property is reflected as a regulatory asset on the consolidated Entergy Texas balance sheet.  The creditors of Entergy Texas do not have recourse to the assets or revenues of the variable interest entities, including the transition property, and the creditors of the variable interest entities do not have recourse to the assets or revenues of Entergy Texas.  Entergy Texas has no payment obligations to the variable interest entities except to remit transition charge collections.  See Note 5 to the financial statements for additional details regarding the securitization bonds.

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

Entergy Louisiana and System Energy are also considered to each hold a variable interest in the lessors from which they lease undivided interests in the Waterford 3 and Grand Gulf nuclear plants, respectively.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements.  Entergy Louisiana made payments on its lease, including interest, of $39.1 million in 2012, $50.4 million in 2011, and $35.1 million in 2010.  System Energy made payments on its lease, including interest, of $50 million in 2012, $49.4 million in 2011, and $48.6 million in 2010.  The lessors are banks acting in the capacity of owner trustee for the benefit of equity investors in the transactions pursuant to trust agreements entered solely for the purpose of facilitating the lease transactions.  It is possible that Entergy Louisiana and System Energy may be considered as the primary beneficiary of the lessors, but Entergy is unable to apply the authoritative accounting guidance with respect to these VIEs because the lessors are not required to, and could not, provide the necessary financial information to consolidate the lessors.  Because Entergy accounts for these leasing arrangements as capital financings, however, Entergy believes that consolidating the lessors would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  Entergy believes, however, that the obligations recorded on the balance sheets materially represent each company’s potential exposure to loss.

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

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2012	$324.0	$380.6	$138.2	$36.1	$43.9	$313.2	$622.1
2011	$293.8	$574.5	$139.0	$125.1	$96.9	$264.1	$563.4
2010	$307.1	$462.9	$228.0	$59.4	$56.0	$372.8	$558.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

	(1)	(2)	(3)		(4)
2012	$580.7	$532.3	$597.4	$352.7	$247.2	$386.1	$147.4
2011	$752.7	$563.1	$574.0	$337.2	$226.6	$486.6	$131.5
2010	$545.6	$602.7	$483.0	$372.9	$235.8	$519.0	$122.7

(1)	Includes $1.4 million in 2012, $1.2 million in 2011, and $0.1 million in 2010 for power purchased from Entergy Power.
(2)	Includes power purchased from RS Cogen of $2.8 million in 2012, $41.1 million in 2011, and $50.8 million in 2010.
(3)	Includes power purchased from Entergy Power of $14.3 million in 2012, $14.5 million in 2011, and $12.0 million in 2010.
(4)	Includes power purchased from Entergy Power of $14.1 million in 2012, $14.2 million in 2011, and $11.8 million in 2010.

Intercompany Interest and Investment Income

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)

2012	$0.0	$28.2	$78.2	$0.0	$0.0	$0.1	$0.0
2011	$0.1	$32.5	$78.1	$0.1	$0.1	$0.0	$0.6
2010	$0.6	$26.5	$67.6	$0.3	$0.2	$0.1	$0.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating results for the four quarters of 2012 and 2011 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income (Loss)	Consolidated Net Income (Loss)	Net Income (Loss) Attributable to Entergy Corporation
	(In Thousands)
2012:
First Quarter	$2,383,659	($56,857)	($146,740)	($151,683)
Second Quarter	$2,518,600	$342,984	$370,583	$365,001
Third Quarter	$2,963,560	$690,852	$342,670	$337,088
Fourth Quarter	$2,436,260	$324,202	$301,850	$296,267

2011:
First Quarter	$2,541,208	$510,891	$253,678	$248,663
Second Quarter	$2,803,279	$558,738	$320,598	$315,583
Third Quarter	$3,395,553	$600,909	$633,069	$628,054
Fourth Quarter	$2,489,033	$342,696	$160,027	$154,139

Earnings per Average Common Share

	2012		2011
	Basic	Diluted	Basic	Diluted

First Quarter	($0.86)	($0.86)	$1.39	$1.38
Second Quarter	$2.06	$2.06	$1.77	$1.76
Third Quarter	$1.90	$1.89	$3.55	$3.53
Fourth Quarter	$1.67	$1.67	$0.88	$0.88

As discussed in more detail in Note 1 to the financial statements, results of operations for 2012 include a $355.5 million ($223.5 million after-tax) impairment charge to write down the carrying values of Vermont Yankee and related assets to their fair values.

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter.  Operating results for the Registrant Subsidiaries for the four quarters of 2012 and 2011 were:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Operating Revenues

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2012:
First Quarter	$475,178	$399,622	$482,358	$261,760	$129,156	$326,924	$126,034
Second Quarter	$502,022	$401,356	$561,787	$277,204	$129,244	$358,067	$113,699
Third Quarter	$656,201	$434,451	$614,044	$321,771	$161,565	$489,078	$188,680
Fourth Quarter	$493,603	$419,465	$491,254	$259,631	$149,775	$407,427	$193,705
2011:
First Quarter	$443,498	$495,898	$515,434	$288,983	$158,256	$348,884	$128,395
Second Quarter	$516,833	$522,562	$651,847	$302,194	$150,498	$444,423	$129,120
Third Quarter	$658,356	$596,948	$786,814	$365,569	$182,032	$556,955	$152,431
Fourth Quarter	$465,623	$519,001	$554,820	$309,724	$139,399	$406,937	$153,465

Operating Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2012:
First Quarter	$39,816	$55,226	$36,142	$28,338	$3,250	$25,063	$35,456
Second Quarter	$87,899	$56,037	($41,253)	$42,225	$10,009	$48,983	$38,245
Third Quarter	$152,836	$85,561	$121,725	$59,331	$19,565	$61,234	$58,934
Fourth Quarter	$26,833	$52,138	$32,397	$30,621	$3,066	$34,533	$58,776
2011:
First Quarter	$60,905	$83,069	$47,561	$37,286	$16,933	$45,593	$36,387
Second Quarter	$99,072	$89,860	$96,648	$50,280	$15,710	$57,682	$33,996
Third Quarter	$164,822	$100,276	($61,706)	$60,935	$36,603	$86,810	$38,520
Fourth Quarter	$33,555	$57,506	$3,606	$32,888	($6,118)	$24,935	$41,699

Net Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2012:
First Quarter	$13,874	$28,358	$33,295	$8,682	$40	$1,745	$26,536
Second Quarter	$45,755	$50,389	$130,714	$15,914	$7,186	$16,204	$35,368
Third Quarter	$82,551	$50,210	$80,208	$27,080	$10,555	$19,234	$30,616
Fourth Quarter	$10,185	$30,020	$36,864	($4,908)	($716)	$4,788	$19,346
2011:
First Quarter	$25,608	$46,619	$40,298	$17,314	$8,927	$15,726	$19,336
Second Quarter	$50,298	$50,405	$75,103	$23,829	$8,207	$23,097	$21,986
Third Quarter	$80,945	$53,170	$337,722	$33,169	$18,943	$40,875	$14,263
Fourth Quarter	$8,040	$51,410	$20,800	$34,417	($101)	$1,147	$8,612

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings (Loss) Applicable to Common Equity

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)
2012:
First Quarter	$12,156	$28,152	$31,557	$7,975	($201)
Second Quarter	$44,037	$50,183	$128,976	$15,207	$6,945
Third Quarter	$80,833	$50,004	$78,470	$26,373	$10,314
Fourth Quarter	$8,466	$29,813	$35,128	($5,615)	($958)
2011:
First Quarter	$23,890	$46,413	$38,560	$16,607	$8,686
Second Quarter	$48,580	$50,199	$73,365	$23,122	$7,966
Third Quarter	$79,227	$52,964	$335,984	$32,462	$18,702
Fourth Quarter	$6,321	$51,203	$19,064	$33,710	($343)

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail electric distribution operations.  Entergy owns and operates power plants with approximately 30,000 MW of aggregate electric generating capacity, including over 10,000 MW of nuclear-fueled capacity. Entergy’s Utility business delivers electricity to 2.8 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy generated annual revenues of $10.3 billion in 2012 and had approximately 15,000 employees as of December 31, 2012.

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

Strategy

Entergy aspires to achieve industry-leading total shareholder returns in an environmentally responsible fashion by leveraging the scale and expertise inherent in its core nuclear and utility operations.  Entergy’s current scope includes electricity generation, transmission and distribution as well as natural gas distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, and risk management.  Entergy also focuses on portfolio management to make periodic buy, build, hold, or sell decisions based upon its analytically-derived points of view, which are updated as market conditions evolve.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2012, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)

Entergy Arkansas	Portions of Arkansas	696	25%
Entergy Gulf States Louisiana	Portions of Louisiana	387	14%	92	47%
Entergy Louisiana	Portions of Louisiana	673	24%
Entergy Mississippi	Portions of Mississippi	440	16%
Entergy New Orleans	City of New Orleans*	165	6%	102	53%
Entergy Texas	Portions of Texas	417	15%
Total customers		2,778	100%	194	100%

*	Excludes the Algiers area of the city, where Entergy Louisiana provides electric service.

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On July 30, 2012, Entergy reached a 2012 peak demand of 21,866 MWh, compared to the 2011 peak of 22,387 MWh recorded on August 3, 2011.  Selected electric energy sales data is shown in the table below:

Selected 2012 Electric Energy Sales Data

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	21,087	19,581	31,710	13,273	5,009	16,344	-	107,004
Sales for resale:
Affiliates	7,926	7,727	2,156	232	978	5,702	6,606	-
Others	1,093	941	65	265	8	827	-	3,200
Total	30,106	28,249	33,931	13,770	5,995	22,873	6,606	110,204

Average use per residential customer (kWh)	13,460	15,603	14,903	15,055	12,081	15,353	-	14,565

(a)	Includes the effect of intercompany eliminations.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The following table illustrates the Utility operating companies’ 2012 combined electric sales volume as a percentage of total electric sales volume, and 2012 combined electric revenues as a percentage of total 2012 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue

Residential	31.4	38.4
Commercial	26.1	27.6
Industrial (a)	37.4	25.9
Governmental	2.2	2.5
Wholesale/Other	2.9	5.6

(a)	Major industrial customers are in the chemical, petroleum refining, and pulp and paper industries.

See “Selected Financial Data” for each of the Utility operating companies for the detail of their sales by customer class for 2008-2012.

Selected 2012 Natural Gas Sales Data

Entergy New Orleans and Entergy Gulf States Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Gulf States Louisiana sold 8,924,256 and 6,104,341 Mcf, respectively, of natural gas to retail customers in 2012.  In 2012, 97% of Entergy Gulf States Louisiana’s operating revenue was derived from the electric utility business, and only 3% from the natural gas distribution business.  For Entergy New Orleans, 86% of operating revenue was derived from the electric utility business and 14% from the natural gas distribution business in 2012.  Following is data concerning Entergy New Orleans’s 2012 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Revenue

Residential	40%	50%
Commercial	38%	27%
Industrial	7%	7%
Governmental/Municipal	15%	16%

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

Entergy Arkansas

Fuel and Purchased Power Cost Recovery

Entergy Arkansas’s rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills.  The rider utilizes prior calendar year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year.  The energy cost recovery rider tariff also allows an interim rate request depending upon the level of over- or under-recovery of fuel and purchased energy costs.  In December 2007 the APSC issued an order stating that Entergy Arkansas’s energy cost recovery rider will remain in effect, and any future termination of the rider would be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

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

In the Delaney vs. Entergy Louisiana proceeding, the LPSC ordered Entergy Louisiana, beginning with the May 2000 fuel adjustment clause filing, to re-price costs flowed through its fuel adjustment clause related to the Evangeline gas contract so that the price included for fuel adjustment clause recovery shall thereafter be at the rate of the Henry Hub first of the month cash market price (as reported by the publication Inside FERC) plus $0.24 per mmBtu for the month for which the fuel adjustment clause is calculated, irrespective of the actual cost for the Evangeline contract quantity reflected in that month’s fuel adjustment clause.  The Evangeline gas contract expired on January 1, 2013.

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

Entergy Mississippi

Fuel Recovery

Entergy Mississippi’s rate schedules include energy cost recovery riders to recover fuel and purchased energy costs.  The rider previously utilized projected energy costs filed quarterly by Entergy Mississippi to develop an energy cost rate.  Beginning January 2013, Entergy Mississippi will make those filings annually.  The energy cost rate for each calendar year will be redetermined annually and will include a true-up adjustment reflecting the over-recovery or under-recovery of the energy costs as of the 12-month period ended September 30.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

Power Management Rider

The MPSC approved the purchase of the Attala power plant in November 2005.  In December 2005 the MPSC issued an order approving the investment cost recovery through Entergy Mississippi’s power management rider.  Entergy Mississippi is allowed to recover the annual ownership costs of the Attala plant through the power management rider until it files a general rate case.  The MPSC approved the purchase of the Hinds power plant in February 2012.  In August and October 2012, the MPSC issued orders approving the investment cost recovery through Entergy Mississippi’s power management rider.  The orders have the effect of allowing Entergy Mississippi to recover the annual ownership costs of the Hinds plant until it files a general rate case.  Entergy Mississippi acquired the Hinds plant on November 30, 2012.  Recovery of the Hinds plant costs through the power management rider commenced with January 2013 bills.

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

Storm Cost Recovery

Entergy Mississippi maintains a storm damage reserve pursuant to orders of the MPSC and consistent with regulatory accounting requirements.  Entergy Mississippi's storm damage provision is funded through its storm damage rider schedule.  In August 2011, Entergy Mississippi filed with the MPSC a notice of its intent to revise the storm damage rider schedule to recover over a 36-month period approximately $30 million and to increase the level of monthly accruals to the storm damage provision from $750,000 per month to $1.75 million per month, and to increase the level of the storm reserve cap during which funds will accrue from $15 million to $25 million.  The cap is the level of the storm damage provision balance at which monthly accruals would temporarily cease.  In two orders issued in July 2012, the MPSC temporarily increased Entergy Mississippi’s storm damage provision monthly accrual from $0.75 million to $2.0 million for bills rendered during the billing months of August 2012 through December 2012, and approved recovery of $14.9 million in prudently incurred storm costs to be amortized over five months, beginning with August 2012 bills.  Beginning with January 2013 bills, the monthly accrual to the storm damage provision reverted back to $750,000.  The MPSC has also ordered that Entergy Mississippi will annually submit its storm costs for audit.

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

Entergy New Orleans’s gas rate schedules include a purchased gas adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, including carrying charges.  In October 2005 the City Council approved modification of the current gas cost collection mechanism effective November 2005 in order to address concerns regarding its fluctuations, particularly during the winter heating season.  The modifications are intended to minimize fluctuations in gas rates during the winter months.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy New Orleans’s efforts to recover storm-related costs.

Entergy Texas

Fuel Recovery

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, that are not included in base rates.  Semi-annual revisions of the fixed fuel factor are made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT.  The PUCT fuel cost reviews are discussed in Note 2 to the financial statements.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In September 2011, the PUCT adopted a proposed rule implementing a Distribution Cost Recovery Factor to recover capital and capital-related costs related to distribution infrastructure.  The Distribution Cost Recovery Factor permits utilities once per year to implement an increase or decrease in rates above or below amounts reflected in base rates to reflect depreciation expense, federal income tax and other taxes, and return on investment.  The Distribution Cost Recovery Factor rider may be changed a maximum of four times between base rate cases, and expires in January 2017, unless otherwise extended by the Texas Legislature.

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

Entergy Texas and the other parties to the PUCT proceeding to determine the design of the competitive generation tariff were involved in negotiations throughout 2011 and 2012 with the objective of resolving as many disputed issues as possible regarding the tariff.  After a hearing in April 2012 to address certain issues unresolved among the parties, the PUCT rejected Entergy Texas’s contention that unrecovered costs included the embedded generation costs that Entergy Texas failed to recover when a customer migrated to competitive generation service.  The PUCT further determined that unrecovered costs consist only of those costs necessary to implement and administer the competitive generation program and do not include lost revenues or embedded generation costs.  The PUCT also ruled that the amount of customer load that may be included in the competitive generation service program is limited to 115 MW.  The remaining negotiations resulted in the narrowing of some additional issues but also resulted in filing testimony asking the PUCT to resolve certain remaining issues related to the design of the tariff.

Franchises

Entergy Arkansas holds exclusive franchises to provide electric service in approximately 307 incorporated cities and towns in Arkansas.  These franchises are unlimited in duration and continue unless the municipalities purchase the utility property.  In Arkansas franchises are considered to be contracts and, therefore, are terminable pursuant to the terms of the franchise agreement and applicable statutes.

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

Property and Other Generation Resources

Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2012, is indicated below:

	Owned and Leased Capability MW(1)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro

Entergy Arkansas	5,274	2,163	1,828	1,209	74
Entergy Gulf States Louisiana	3,275	1,941	975	359	-
Entergy Louisiana	5,413	4,254	1,159	-	-
Entergy Mississippi	3,502	3,082	-	420	-
Entergy New Orleans	705	705	-	-	-
Entergy Texas	2,535	2,269	-	266	-
System Energy	1,287	-	1,287 (2)	-	-
Total	21,991	14,414	5,249	2,254	74

(1)
“Owned and Leased Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2)	Includes estimate, pending further testing, of the rerate for recovered performance (approximately 55 MW) and uprate (approximately 178 MW) completed in 2012.

The Entergy System's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections.  These reviews consider existing and projected demand, the availability and price of power, the location of new load, and the economy.  Summer peak load in the Entergy System service territory has averaged 21,296 MW from 2002-2012.  In the 2002 time period the Entergy System's long-term capacity resources, allowing for an adequate reserve margin, were approximately 3,000 MW less than the total capacity required for peak period demands.  In this time period the Entergy System met its capacity shortages almost entirely through short-term power purchases in the wholesale spot market.  In the fall of 2002 the Entergy System began a program to add new resources to its existing generation portfolio and began a process of issuing requests for proposals (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies.  The Entergy System has adopted a long-term resource strategy that calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted.  Entergy refers to this strategy as the "Portfolio Transformation Strategy".  Over the past eleven years, Portfolio Transformation has resulted in the addition of about 5,992 MW of new long-term resources.  This figure does not include transactions currently pending as a result of the 2012 Renewable RFP, Preliminary IRP Sustainability Projects, or the uprate of Grand Gulf.  The uprate at Grand Gulf has been approved and reflected in the Winter Rating of 1,463 MW as of December 31, 2012, but a Summer Rating has yet to be approved for Summer 2013.  When the 2012 Renewable RFP transactions are included in the Entergy System portfolio of long-term resources and adjusting for unit deactivations of older generation, the Entergy System is approximately 370 MW short of its projected 2013 peak load plus reserve

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy margin.  This remaining need is expected to be met through the Grand Gulf Uprate, not reflected in the Summer 2012 rating, and limited-term resources.  The Entergy System will continue to access the spot power market to economically purchase energy in order to minimize customer cost; however, the Utility operating companies plan to join the MISO RTO beginning December 19, 2013 and upon integration expect to have access to the MISO Day 2 market.  In addition, Entergy considers in its planning processes the notices from Entergy Arkansas and Entergy Mississippi regarding their future withdrawal from the System Agreement.  Furthermore, as with other transmission systems, there are certain times during which congestion occurs on the Utility operating companies' transmission system that limits the ability of the Utility operating companies as well as other parties to fully utilize the generating resources that have been granted transmission service.

RFP Procurements

The RFPs issued by the Entergy System since the fall of 2002 have sought resources needed to meet near-term summer reliability requirements as well as longer-term requirements through a broad range of wholesale power products, including limited-term (1 to 3 years) and long-term contractual products and asset acquisitions.  Detailed evaluation processes have been developed to analyze submitted proposals, and, with the exception of the January 2008 RFP, the 2008 Western Region RFP, the 2010 Renewable RFP, and the 2011 Entergy Arkansas RFP, each RFP has been overseen by an independent monitor.  The following table illustrates the results of the RFP process for resources acquired since the Fall 2002 RFP.  The contracts below were primarily with non-affiliated suppliers, with the exception of contracts with EWO Marketing for the sale of 185 MW to 206 MW from the RS Cogen plant, contracts with Entergy Power for the sale of approximately 100 MW from the Independence plant, and an MSS-4 agreement between Entergy Arkansas and Entergy Mississippi for the purchase of approximately 60 MW of Grand Gulf capacity and energy (with deliveries starting January 1, 2013).

RFP	Short- term 3rd party	Limited-term affiliate	Limited- term 3rd party	Long-term affiliate	Long-term 3rd party	Total

Fall 2002	-	185-206 MW (a)	231 MW	101-121 MW (b)	718 MW (d)	1,235-1,276 MW
January 2003 supplemental	222 MW	-	-	-	-	222 MW
Spring 2003	-	-	381 MW	(c)	-	381 MW
Fall 2003	-	-	390 MW	-	-	390 MW
Fall 2004	-	-	1,250 MW	-	-	1,250 MW
2006 Long-Term	-	-	-	538 MW (e)	789 MW (f)	1,327 MW
Fall 2006	-	-	780 MW	-	-	780 MW
January 2008 (g)	-	-	-	-	-	-
2008 Western Region	-	-	300 MW	-	-	300 MW
Summer 2008 (h)	-	-	200 MW	-	-	200 MW
January 2009 Western Region	-	-	-	-	150-300 MW	150-300 MW
July 2009 Baseload	-	336 MW (i)	-	-	-	336 MW
Summer 2009 Long-Term (j)	-	-	-	551 MW	1,555 MW	2,106 MW
2010 Renewable RFP (k)	-	-	-	-	28-37 MW (l)	28-37 MW
2011 Entergy Arkansas RFP	-	-	495 MW	-	-	495 MW
2012 Baseload RFP (m)	-	-	-	60 MW	-	60 MW

(a)	Includes a conditional option to increase the capacity up to the upper bound of the range.
(b)	The contracted capacity increased from 101 MW to 121 MW in 2010.
(c)
This table does not reflect (i) the River Bend 30% life-of-unit purchased power agreements totaling approximately 300 MW between Entergy Gulf States Louisiana and Entergy Louisiana (200 MW), and between Entergy Gulf States Louisiana and Entergy New Orleans (100 MW) related to Entergy Gulf States Louisiana's unregulated portion of the River Bend nuclear station, which portion was formerly owned by Cajun or (ii) the Entergy Arkansas wholesale base load capacity life-of-unit purchased power agreements executed in 2003 totaling approximately 220 MW between Entergy Arkansas and Entergy Louisiana (110 MW) and between Entergy Arkansas and Entergy New Orleans (110 MW) related to the sale of a portion of Entergy Arkansas’s coal and nuclear base load resources (which were not included in retail rates); or (iii) 12-month agreements originally executed in 2005 and which are renewed annually between Entergy Arkansas and Entergy Gulf States Louisiana and Entergy Texas, and between Entergy Arkansas and Entergy Mississippi, relating to the sale of a portion of Entergy Arkansas’s coal and nuclear base load resources (which were not included in retail rates) to those companies.  These resources were identified outside of the formal RFP process but were submitted as formal proposals in response to the Spring 2003 RFP, which confirmed the economic merits of these resources.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

(d)	Entergy Louisiana's June 2005 purchase of the 718 MW, gas-fired Perryville plant, of which a total of 75% of the output is sold to Entergy Gulf States Louisiana and Entergy Texas.
(e)	In 2011, the LPSC approved Entergy Louisiana’s cancellation of the Little Gypsy Unit 3 re-powering project selected from the 2006 Long-Term RFP.
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

(j)	Includes the Ninemile self-build option, acquisitions from KGen of its Hinds and Hot Spring facilities, and a long-term PPA with Calpine Carville.
(k)	Two additional transactions resulting from the 2010 Renewable RFP are still pending and are not reflected in the table.
(l)
Includes a 28 MW purchase of baseload capacity and energy from a new electric generation waste heat recovery facility (Rain) located in Sulphur, Louisiana, with the potential for the purchase of nine additional megawatts from the facility subject to availability.  As of December 31, 2012, the Rain facility had not yet achieved commercial operation.

(m)	Only includes the agreement resulting from the RFP for Entergy Mississippi to purchase capacity and energy from Entergy Arkansas from Grand Gulf (60 MW).

Entergy Louisiana and Entergy New Orleans currently purchase, pursuant to ten-year purchased power agreements that expire in 2013, 121 MW of capacity and energy from Entergy Power sourced from Independence Steam Electric Station Unit 2 (ISES 2).  The transaction, which originated from the Fall 2002 RFP, included an option for Entergy Louisiana and Entergy New Orleans to acquire an ownership interest in the unit for a total price of $80 million, subject to various adjustments.  In March 2008, Entergy Louisiana and Entergy New Orleans provided notice of their intent to exercise the option.  Based upon changes in the long-term economics of the resource relative to current options, in August 2011, Entergy Louisiana made a filing with the LPSC seeking relief from a prior LPSC directive to exercise the option to purchase an ownership interest in the Independence unit. On May 10, 2012, the LPSC issued an order rescinding the LPSC’s previous directive to Entergy Louisiana to exercise its option to purchase an ownership interest in ISES 2.  Because the City Council had not issued a comparable directive, Entergy New Orleans was not required to seek comparable relief from the City Council; however, Entergy New Orleans has indicated to the Council Advisors that it did not intend to proceed with acquiring an ownership interest in ISES 2 at the termination of the purchased power agreement.

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a nominally-sized 550 MW combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station that was selected in the Summer 2009 Long-Term RFP.  For additional discussion of the Ninemile 6 project see “Capital Expenditure Plans and Other Uses of Capital” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In December 2010, on behalf of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Services issued the 2010 RFP for Long-Term Renewable Energy Resources seeking up to 233 MW of renewable generation resources to meet the requirements of an LPSC general order issued in December 2010.  In September 2012, Entergy Gulf States Louisiana executed a 20-year contract for 28 MW, with the potential to purchase an additional nine megawatts when available, from Rain being constructed at the Rain pet coke calcining facility in Sulphur, Louisiana.  The facility is expected to begin commercial operations in early 2013.  LPSC certification of the contract was received on December 12, 2012.  As of December 31, 2012, Entergy Services was in negotiations to reach definitive agreement(s) associated with two other proposals selected in the RFP.

 In June 2011, on behalf of Entergy Arkansas, Entergy Services issued the 2011 RFP for Transition Plan Resources.  The RFP sought up to 750 MW of flexible generation resources through one or more purchased power agreements to address Entergy Arkansas’s requirements for its 2014-2016 time frame.  Entergy Arkansas concluded its review and evaluation of the proposals submitted in response to the RFP in November 2011 and selected two proposals totaling approximately 795 MW for negotiation of definitive agreements.  In October 2012,  Entergy Arkansas and Union Power Partners, L.P. executed a 3 ½ year agreement for 495 MW from the Union Power Station located in El Dorado, Arkansas, subject to regulatory approval.  The agreement is under review by the APSC and cost recovery for this purchased power agreement will be determined as part of Entergy Arkansas’s general rate case that will be filed in March 2013.

In December 2011, on behalf of Entergy Texas, Entergy Services issued the 2011 Western Region RFP for Long-Term Supply Side Resources.  This RFP sought approximately 300 MW of baseload or flexible capacity, energy, and other electric products to meet the long-term reliability needs of the Western Region beginning in 2017 and included a self-build option at Entergy Texas’s Lewis Creek site.  On November 2, 2012, Entergy Services announced that one proposal had been selected for award and the negotiation of a definitive agreement, and a secondary proposal had been placed on the secondary selection list.

In August 2012, Entergy Services issued a request for proposals for long-term, stable price, baseload resources on behalf of Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, Entergy Texas, and Entergy Mississippi.  The RFP sought between 50 and 150 MW of baseload capacity through a PPA commencing in 2013 for a minimum of 10 years up to life of unit.  As part of the RFP process, Entergy Services market-tested a self-supply alternative, which was a cost-based purchase of 60 MW from Entergy Arkansas’s share of Grand Gulf.  Based on the RFP evaluation results, in November 2012, Entergy elected to proceed with the self-supply alternative and elected not to move forward with any other proposal.  The capacity and associated energy was subsequently allocated to Entergy Mississippi, and MPSC and FERC approval was received for the transaction in December 2012.  Entergy Mississippi also transacted for an additional 30 MW purchase, which did not come through the RFP process, of capacity and energy from Entergy Arkansas’s share of Grand Gulf.  Deliveries under both agreements, totaling 90 MW, began on January 1, 2013, and cost recovery for the 90 MW was approved by the MPSC in January 2013.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Gas Property

As of December 31, 2012, Entergy New Orleans distributed and transported natural gas for distribution within Algiers and New Orleans, Louisiana, through approximately 2,500 miles of gas pipeline.  As of December 31, 2012, the gas properties of Entergy Gulf States Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States Louisiana's financial position.

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

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2010-2012 were:

	Natural Gas		Nuclear		Coal		Purchased Power
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh

2012	27	3.15	33.85		11	2.60	29	3.58
2011	25	4.85	34.81		13	2.31	28	4.59
2010	22	5.39	36.78		13	2.00	29	5.28

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Actual 2012 and projected 2013 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	Natural Gas		Nuclear		Coal		Purchased Power
	2012	2013	2012	2013	2012	2013	2012	2013

Entergy Arkansas (a)	6%	9%	56%	56%	23%	21%	15%	13%
Entergy Gulf States Louisiana	32%	36%	29%	15%	8%	10%	31%	39%
Entergy Louisiana	33%	26%	32%	44%	2%	1%	33%	29%
Entergy Mississippi	43%	44%	17%	25%	19%	18%	21%	13%
Entergy New Orleans	38%	30%	40%	54%	9%	6%	13%	10%
Entergy Texas	31%	20%	12%	15%	7%	10%	50%	55%
System Energy (b)	-	-	100%	100%	-	-	-	-
Utility (a)	27%	25%	33%	35%	11%	11%	29%	29%

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas’s generation in 2012 and is expected to provide less than 1% of its generation in 2013.
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

Some of the Utility’s gas-fired plants are capable of also using fuel oil, if necessary.  Although based on current economics the Utility does not expect fuel oil use in 2013, it is possible that various operational events including weather or pipeline maintenance may require the use of fuel oil.

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

Entergy Louisiana entered into a long-term natural gas supply contract beginning January 1, 2013, in which Entergy Louisiana purchases natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units.

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

Coal

Entergy Arkansas has committed to four one- to three-year contracts that will supply approximately 90% of the total coal supply needs in 2013.  These contracts are staggered in term so that not all contracts have to be renewed the same year.  The remaining 10% of total coal requirements will be satisfied by contracts with a term of less than one year.  Based on continued improved Powder River Basin (PRB) coal deliveries by rail and the high cost of alternate sources and modes of transportation, no alternative coal consumption is expected at Entergy Arkansas during 2013.  Entergy Arkansas has an existing railroad transportation contract that is expected to provide all of Entergy Arkansas’s coal transportation requirements for 2013.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Gulf States Louisiana has executed three one- to three-year contracts that will supply approximately 90% of Nelson Unit 6 coal needs in 2013.  Additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs.  For the same reasons as for Entergy Arkansas’s plants, no alternative coal consumption is expected at Nelson Unit 6 during 2013.  Coal will be transported to Nelson via an existing transportation agreement that is expected to provide all of Entergy Gulf States Louisiana’s rail transportation requirements for 2013.

For the year 2012, coal transportation delivery to Entergy Arkansas and Entergy Gulf States Louisiana operated coal-fired units met coal demand at the plants and it is expected that delivery times experienced in 2012 will continue through 2013.  Both Entergy Arkansas and Entergy Gulf States Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Gulf States Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of PRB coal requested for 2013.  Entergy Gulf States Louisiana’s and Entergy Texas’s coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

Nuclear Fuel

The nuclear fuel cycle consists of the following:

•	mining and milling of uranium ore to produce a concentrate;
•	conversion of the concentrate to uranium hexafluoride gas;
•	enrichment of the uranium hexafluoride gas;
•	fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and
•	disposal of spent fuel.

The Registrant Subsidiaries that own nuclear plants (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy), are responsible through a shared regulated uranium pool for contracts to acquire nuclear material to be used in fueling Entergy's Utility nuclear units.  These companies own the materials and services in this shared regulated uranium pool on a pro rata fractional basis determined by the nuclear generation capability of each company.  Any liabilities for obligations of the pooled contracts are on a several but not joint basis.  The shared regulated uranium pool maintains inventories of nuclear materials during the various stages of processing.  The Registrant Subsidiaries purchase enriched uranium hexafluoride for their nuclear plant reload requirements at the average inventory cost from the shared regulated uranium pool.  Entergy Operations Inc. contracts separately for the fabrication of nuclear fuel as agent on behalf of each of the Registrant Subsidiaries that owns a nuclear plant.  All contracts for the disposal of spent nuclear fuel are between the Department of Energy (DOE) and the owner of a nuclear power plant.

Based upon currently planned fuel cycles, the nuclear units in both the Utility and Entergy Wholesale Commodities segments have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through most of 2013.  Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners.  There are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

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

As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy Gulf States Louisiana’s or Entergy New Orleans's suppliers failed to perform their obligations to deliver gas under their supply agreements.  Gulf South Pipeline Co. could curtail transportation capacity only in the event of pipeline system constraints.

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

In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96-month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal.  In February 2011 the FERC denied the LPSC’s and the City Council’s rehearing requests.  The LPSC and City Council appealed the FERC’s decision to the U.S. Court of Appeals for the D.C. Circuit.  The D.C. Circuit denied the appeal and in September 2012 the LPSC filed a petition for rehearing and rehearing en banc with the D.C. Circuit.  In October 2012 the D.C. Circuit denied the LPSC’s request for rehearing and rehearing en banc.  In January 2013 the LPSC filed a petition for a writ of certiorari with the U.S. Supreme Court.

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

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below).  In December 1995, System Energy commenced a rate proceeding at the FERC.  In July 2001 the rate proceeding became final, with the FERC approving a prospective 10.94% return on equity.  The FERC’s decision also affected other aspects of System Energy’s charges to the Utility operating companies that it supplies with power.  In 1998 the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations.  Entergy Arkansas’s and Entergy Mississippi’s acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by the FERC.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy Texas purchases from Entergy Gulf States Louisiana pursuant to a life-of-unit purchased power agreement (PPA) a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation.  Entergy Texas was allocated a share of River Bend’s nuclear and environmental liabilities that is identical to the share of the plant’s output purchased by Entergy Texas under the PPA.  Entergy Gulf States Louisiana purchases a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas purchases a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Gulf States Louisiana.  The PPAs associated with the gas-fired generating plants will terminate when the unit(s) is/are removed from Entergy System dispatch.  The dispatch and operation of the generating plants did not change as a result of the jurisdictional separation.  The LPSC staff has asserted that the PPAs would terminate if Entergy Texas and Entergy Gulf States Louisiana join MISO.  Entergy Gulf States Louisiana filed testimony opposing that position.  The LPSC has stayed consideration of this issue until December 31, 2013.

Earnings Ratios of Registrant Subsidiaries

The Registrant Subsidiaries’ ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends or distributions pursuant to Item 503 of SEC Regulation S-K are as follows:

	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2012	2011	2010	2009	2008

Entergy Arkansas	3.79	4.31	3.91	2.39	2.33
Entergy Gulf States Louisiana	3.48	4.36	3.58	2.99	2.44
Entergy Louisiana	2.08	1.86	3.41	3.52	3.14
Entergy Mississippi	2.79	3.55	3.35	3.31	2.92
Entergy New Orleans	3.02	5.37	4.43	3.61	3.71
Entergy Texas	1.76	2.34	2.10	1.92	2.04
System Energy	5.12	3.85	3.64	3.73	3.29

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends or Distributions Years Ended December 31,
	2012	2011	2010	2009	2008

Entergy Arkansas	3.36	3.83	3.60	2.09	1.95
Entergy Gulf States Louisiana	3.43	4.30	3.54	2.95	2.42
Entergy Louisiana	1.93	1.70	3.19	3.27	2.87
Entergy Mississippi	2.59	3.27	3.16	3.06	2.67
Entergy New Orleans	2.67	4.74	4.08	3.33	3.45

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

Property

Nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership of the following nuclear power plants:

Power Plant	Market	In Service Year	Acquired	Location	Capacity- Reactor Type	License Expiration Date

Pilgrim	IS0-NE	1972	July 1999	Plymouth, MA	688 MW - Boiling Water	2032
FitzPatrick	NYISO	1975	Nov. 2000	Oswego, NY	838 MW - Boiling Water	2034
Indian Point 3	NYISO	1976	Nov. 2000	Buchanan, NY	1,041 MW - Pressurized Water	2015
Indian Point 2	NYISO	1974	Sept. 2001	Buchanan, NY	1,028 MW - Pressurized Water	2013
Vermont Yankee	IS0-NE	1972	July 2002	Vernon, VT	605 MW - Boiling Water	2032
Palisades	MISO	1971	Apr. 2007	Covert, MI	811 MW - Pressurized Water	2031

Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively.  These facilities are in various stages of the decommissioning process.

In March 2011 and May 2012 the NRC renewed the operating licenses of Vermont Yankee and Pilgrim, respectively, for an additional 20 years, as a result of which each license now expires in 2032.  For additional discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.  In the Vermont Yankee license renewal case, the Vermont Department of Public Service and the New England Coalition appealed the NRC’s renewal of Vermont Yankee’s license to the D.C. Circuit.  In June 2012 the D.C. Circuit denied that appeal.  The time for seeking further judicial review of the NRC’s issuance of Vermont Yankee’s renewed operating license has expired.  In the Pilgrim license renewal

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy case, three contentions remained pending before the ASLB at the time the license was issued.  Two of those contentions were subsequently denied by the ASLB and not appealed within the applicable time.  A third remaining contention (alleging failure of the Pilgrim Environmental Impact Statement to address adequately an endangered species) was denied by the ASLB and then appealed to the NRC, which denied the appeal on December 6, 2012.  No appeal of the NRC’s decision was filed within the time allowed for such appeals.  The NRC has indicated that should the appeal of a contention result in voiding of the renewed license, Pilgrim could operate under the “timely renewal” doctrine in reliance on the prior, and now superseded, license until proceedings concerning the renewed license are final.  Massachusetts appealed the NRC’s renewal of Pilgrim’s license to the United States Court of Appeals for the First Circuit.  Entergy intervened in that appeal.  Briefing was completed and oral argument was held December 5, 2012.  On February 25, 2013, the United States Court of Appeals for the First Circuit denied Massachusetts’s appeal.

The NRC operating licenses for Indian Point 2 and Indian Point 3 expire in September 2013 and December 2015, respectively, and NRC license renewal applications are in process for these plants.  Under federal law, nuclear power plants may continue to operate beyond their license expiration dates while their renewal applications are pending NRC approval.  Various parties have expressed opposition to renewal of the licenses.  In April 2007, Entergy submitted the application to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years.  The ASLB has admitted 21 contentions raised by the State of New York or other parties, which were combined into 16 discrete issues.  Three of the issues have been resolved, and 13 issues remain subject to ASLB resolution.  In July 2011 the ASLB granted the State of New York’s motion for summary disposition of an admitted contention challenging the adequacy of a section of Indian Point’s environmental analysis as incorporated in the Final Supplemental Environmental Impact Statement (FSEIS) (discussed below).  That section provided cost estimates for Severe Accident Mitigation Alternatives (SAMAs), which are hardware and procedural changes that could be implemented to mitigate estimated impacts of off-site radiological releases in case of a hypothesized severe accident.  In addition to finding that the SAMA cost analysis was insufficient, the ASLB directed the NRC staff to explain why cost-beneficial SAMAs should not be required to be implemented.  Entergy appealed the ASLB’s decision to the NRC and the NRC staff supported Entergy’s appeal, while the State of New York opposed it.  In December 2011 the NRC denied Entergy’s appeal as premature, stating that the appeal could be renewed at the conclusion of the ASLB proceedings.

Pursuant to ASLB scheduling orders in the Indian Point 2 and 3 license renewal proceeding, hearings on the nine contentions remaining in “Track 1” were held over 12 days in October, November, and December 2012.  Testimony on the four contentions currently in “Track 2” has not been completed.  Track 2 hearings have not been scheduled.

The NRC staff is also continuing to perform its technical and environmental reviews of the Indian Point 2 and 3 license renewal application.  The NRC staff issued a Final Safety Evaluation Report (FSER) in August 2009, a supplement to the FSER in August 2011, a FSEIS in December 2010 and a supplement to the FSEIS in June 2012.  The NRC staff issued a draft supplemental FSEIS in June 2012 and has stated its intent to issue, following an opportunity for comment, another supplement to the FSEIS by April 30, 2013.  In addition, the NRC staff has stated its intent to issue a further supplement to the FSER by July 31, 2013.  These reports are expected to affect testimony yet to be filed on Track 2 contentions.

The hearing process is an integral component of the NRC’s regulatory framework, and evidentiary hearings on license renewal applications are not uncommon.  Entergy is participating fully in the hearing process as permitted by the NRC’s hearing rules.  As noted in Entergy’s responses to the various intervenor filings, Entergy believes the contentions proposed by the intervenors are unsupported and without merit.  Entergy will continue to work with the NRC staff as it completes its technical and environmental reviews of the Indian Point 2 and 3 license renewal applications.

The New York State Department of Environmental Conservation has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  For additional discussion of the Indian Point Clean Water Act Section 401 water quality certification see “Environmental Regulation - Clean Water Act,” below.  In addition, the consistency of Indian Point’s operations with New York State’s coastal management policies must be resolved to the extent required by the Coastal Zone Management Act (CZMA).  On July 24, 2012, Entergy filed a supplement to the Indian Point license renewal application currently pending before the NRC.  The supplement states that, based on applicable federal law and in light of prior reviews by the State of New York, the NRC may issue the requested renewed operating licenses for Indian Point without the need for an additional consistency review by the State of New York under the CZMA.  On July 30, 2012,

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy filed a motion for declaratory order with the ASLB seeking confirmation of its position that no further CZMA consistency determination is required before the NRC may issue renewed licenses.  Responses to Entergy’s motion for declaratory order are due March 22, 2013.  In addition, Entergy filed with the New York State Department of State (NYSDOS) on November 7, 2012 a petition for declaratory order that Indian Point is grandfathered under either of two criteria prescribed by the New York Coastal Management Program (NYCMP), which sets forth the state coastal policies applied in a CZMA consistency review.   The NYSDOS denied the motion by order dated January 9, 2013.  An appeal may be taken to state court within four months.  Finally, on December 17, 2012, Entergy filed with NYSDOS a consistency determination explaining why Indian Point satisfies all applicable NYCMP policies.   Entergy included in the consistency determination a “reservation of rights” clarifying that Entergy does not concede NYSDOS’s right to conduct a new CZMA review for Indian Point.  On January 16, 2013, NYSDOS notified Entergy that it deemed the consistency determination incomplete because it does not include the further supplement to the FSEIS that, as indicated above, is targeted for issuance by April 30, 2013.  The six-month federal deadline for state decision on a consistency determination does not begin to run until the submission is complete.

Non-nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership, or interests in joint ventures that own, the following non-nuclear power plants:

Plant	Location	Ownership	Net Owned Capacity(1)	Type

Rhode Island State Energy Center; 583 MW	Johnston, RI	100%	583 MW	Gas
Ritchie Unit 2; 544 MW	Helena, AR	100%	544 MW	Gas/Oil
Independence Unit 2; 842 MW	Newark, AR	14%	121 MW(2)	Coal
Top of Iowa; 80 MW (3)	Worth County, IA	50%	40 MW	Wind
White Deer; 80 MW (3)	Amarillo, TX	50%	40 MW	Wind
RS Cogen; 425 MW (3)	Lake Charles, LA	50%	213 MW	Gas/Steam
Nelson 6; 550 MW	Westlake, LA	11%	60 MW(2)	Coal

(1)	“Net Owned Capacity” refers to the nameplate rating on the generating unit.
(2)
The owned MW capacity is the portion of the plant capacity owned by Entergy Wholesale Commodities.  For a complete listing of Entergy’s jointly-owned generating stations, refer to “Jointly-Owned Generating Stations” in Note 1 to the financial statements.

(3)	Indirectly owned through interests in unconsolidated joint ventures.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Energy and Capacity Sales

As a wholesale generator, Entergy Wholesale Commodities core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward fixed price power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  See “Market and Credit Risk Sensitive Instruments” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for additional information regarding these contracts.

In addition to the contracts discussed in “Market and Credit Risk Sensitive Instruments,” Entergy’s purchase of the Vermont Yankee plant included a value sharing agreement providing for payments to the seller in the event that the plant operates beyond March 2012 pursuant to a renewed NRC operating license.  Under the value sharing agreement, to the extent that the average annual price of the energy sales from the plant exceeds the specified strike price, initially $61/MWh and then adjusted annually based on three indices, Vermont Yankee will pay 50% of the amount exceeding the strike prices to the seller.  These payments, if required, will be recorded as adjustments to the purchase price of the plants.  The value sharing would begin in 2012 and extend into 2022.

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

Customers

Entergy Wholesale Commodities’ customers for the sale of both energy and capacity from its nuclear plants include retail power providers, utilities, electric power co-operatives, power trading organizations and other power generation companies.  These customers include Consolidated Edison, NYPA, and Consumers Energy, companies from which Entergy purchased plants, and ISO New England, NYISO, and MISO.  Substantially all of the counterparties or their guarantors for the planned energy output under contract for Entergy Wholesale Commodities nuclear plants have public investment grade credit ratings or are load-serving entities without public credit ratings.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy Nuclear, Inc. pursues service agreements with other nuclear power plant owners who seek the advantages of Entergy’s scale and expertise but do not necessarily want to sell their assets.  Services provided by either Entergy Nuclear, Inc. or other Entergy Wholesale Commodities subsidiaries include engineering, operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and other managerial or technical services required to operate, maintain, and decommission nuclear electric power facilities.  Entergy Nuclear, Inc. provided decommissioning services for the Maine Yankee nuclear power plant and continues to pursue opportunities for Entergy Wholesale Commodities with other nuclear plant owners through operating agreements.

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

In September 2003, Entergy agreed to provide plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska.  The original contract was to expire in 2014 corresponding to the original operating license life of the plant.  In 2006 an Entergy subsidiary signed an agreement to provide license renewal services for the Cooper Nuclear Station.  The Cooper Nuclear Station received its license renewal from the NRC on November 29, 2010.  Entergy continues to provide implementation services for the renewed license.  In 2010 an Entergy subsidiary signed an agreement to extend the management support services to Cooper Nuclear Station by 15 years, through January 2029.

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

Additionally, Entergy Arkansas serves a limited number of retail customers in Tennessee and as a result, may be required to submit certain matters approved by the APSC for consideration by the Tennessee Regulatory Authority. Additionally, Entergy Arkansas maintains limited facilities in Missouri but does not provide retail electric service to customers in Missouri. Although Entergy Arkansas obtained a certificate with respect to its Missouri facilities, Entergy Arkansas is not subject to the retail rate or regulatory scheme in Missouri.

Entergy Gulf States Louisiana’s electric and gas business and Entergy Louisiana are subject to regulation by the LPSC as to:

•	utility service;
•	retail rates and charges;
•	certification of generating facilities;
•	certification of power or capacity purchase contracts;
•	audit of the fuel adjustment charge, environmental adjustment charge, and avoided cost payment to Qualifying Facilities;
•	integrated resource planning;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•	utility mergers and acquisitions and other changes of control; and
•	depreciation and other matters.

Entergy Louisiana is also subject to the jurisdiction of the City Council with respect to such matters within Algiers in Orleans Parish, although the precise scope of that jurisdiction differs from that of the LPSC.

Entergy Mississippi is subject to regulation by the MPSC as to the following:

•	utility service;
•	service areas;
•	facilities;
•	certification of generating facilities and certain transmission projects;
•	retail rates;
•	fuel cost recovery;
•	depreciation rates; and
•	mergers and changes of control.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy’s nuclear owner/licensee subsidiaries provide for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2012 of $181.2 million for the one-time fee.  Entergy accepted assignment of the Pilgrim, FitzPatrick and Indian Point 3, Indian Point 1 and 2, Vermont Yankee, Palisades, and Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners.  The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants.  The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.5 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada.  The DOE is required by law to proceed with the licensing (the DOE filed the license application in June 2008) and, after the license is granted by the NRC, proceed with the repository construction and commencement of receipt of spent fuel.  Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts.  The DOE continues to delay meeting its obligation.  Moreover, the Obama administration has taken specific steps to discontinue the Yucca Mountain project and study a new spent fuel strategy.  Such actions included a motion to the NRC to withdraw the license application with prejudice and the establishment of a commission to develop recommendations for alternative spent fuel storage solutions.  DOE and NRC actions to shut down the Yucca Mountain process are subject to current litigation, and the government has taken no effective action to date related to the recommendations of the appointed spent fuel study commission.  Accordingly, large uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear sites.

As a result of the DOE's failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy's nuclear owner/licensee subsidiaries have incurred and will continue to incur damages.  In November 2003 these subsidiaries, except for the owner of Palisades, began litigation to recover the damages caused by the DOE's delay in performance.  In October 2007 the U.S. Court of Federal Claims awarded $48.7 million jointly to System Fuels and Entergy Arkansas in damages related to the DOE's breach of its obligations.  In a revised decision issued in March 2010, the court awarded $9.7 million jointly to System Fuels, System Energy, and SMEPA.  Also in March 2010, in two separate decisions, the court awarded $106.1 million to Entergy Nuclear Indian Point 2, and $4.2 million to Entergy Nuclear Generation Company (the owner of Pilgrim).  In September 2010 the court awarded $46.6 million to Entergy Nuclear Vermont Yankee.  All of these decisions were appealed by the DOE to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit).  In September 2011 the Federal Circuit affirmed most of the Entergy Nuclear Generation Company award, but remanded to the trial court for recalculation of certain damages.  In January 2012 the Federal Circuit affirmed the System Fuels and Entergy Arkansas award in large part, and reversed the trial court’s denial of certain damages sought, but remanded to the trial court for recalculation of certain damages.  Also in January

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

2012, the Federal Circuit affirmed the System Fuels, System Energy and SMEPA award, and reversed the trial court’s denial of certain damages, raising the final award to $10.2 million, and in April 2012 the U.S. Court of Federal Claims issued a final judgment and Entergy received payment of that amount from the U.S. Treasury in June 2012.  In April 2012 the U.S. Court of Federal Claims entered a final judgment in the amount of approximately $4 million in the Pilgrim case.  In October 2012 the DOE again appealed that decision to the Federal Circuit.  In April 2012 the Federal Circuit issued a decision in the appeal in the Entergy Nuclear Indian Point 2 case. In that decision, the Federal Circuit reversed certain damages awarded to Entergy, but also reversed the trial court's denial of certain overhead costs. The revisions to the award reduced the net amount from approximately $106 million to approximately $103 million, and Entergy received payment of that amount from the U.S. Treasury in August 2012.  In June 2012 the Federal Circuit issued a decision in the appeal of the Vermont Yankee case.  In that decision, the Federal Circuit reversed certain damages awarded to Entergy, but again reversed the trial court’s denial of certain overhead costs.  The revisions to the award reduced the net amount from approximately $47 million to approximately $41 million.  On December 31, 2012, time for any appeals of the Vermont Yankee judgment expired without any appeals being filed, and that judgment became final.  In September 2012, Entergy Nuclear Palisades, LLC filed suit against the DOE for damages from the DOE's breach of the spent fuel disposal contract accruing at Palisades and Big Rock Point since the date of acquisition of those sites from Consumers Energy Company in 2007.  Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

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

Nuclear Plant Decommissioning

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Texas, and System Energy are entitled to recover from customers through electric rates the estimated decommissioning costs for ANO, the portion of River Bend subject to retail rate regulation, Waterford 3, and Grand Gulf, respectively.  The collections are deposited in trust funds that can only be used for future decommissioning costs.  Entergy periodically reviews and updates the estimated decommissioning costs to reflect inflation and changes in regulatory requirements and technology, and then makes applications to the regulatory authorities to reflect, in rates, the changes in projected decommissioning costs.

Following a review in 2009, Entergy concluded that there was a funding shortfall for Vermont Yankee of approximately $40 million, which it satisfied with a $40 million guarantee from Entergy Corporation that is still in place.  On July 28, 2010, the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend and on December 13, 2010, the PUCT approved increased decommissioning collections for the Texas share of River Bend, to address previously identified funding shortfalls.  Entergy currently believes its decommissioning funding will be sufficient for its nuclear plants subject to retail rate regulation, although decommissioning cost inflation and trust fund performance will ultimately determine the adequacy of the funding amounts.

For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retained the decommissioning trusts and the decommissioning liabilities.  NYPA and Entergy subsidiaries executed decommissioning agreements, which specify their decommissioning obligations.  NYPA has the rights to require the Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigns the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries.  If the decommissioning liabilities are retained by NYPA, the responsible Entergy subsidiary will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts.

Additional information with respect to Entergy’s decommissioning costs and decommissioning trust funds is found in Note 9 and Note 17 to the financial statements.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Environmental Regulation

Entergy’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy’s businesses are in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance requirements and costs cannot be precisely estimated.  Except to the extent discussed below, at this time compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Entergy’s businesses and is not expected to have a material effect on their competitive position, results of operations, cash flows, or financial position.

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
•
Nonattainment area programs for control of criteria air pollutants, which could include fee assessments for air pollutant emission sources under Section 185 of the Clean Air Act if attainment is not reached in a timely manner;

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

In February 2011, Entergy received a request from the EPA for several categories of information concerning capital and maintenance projects at the White Bluff and Independence facilities, both located in Arkansas, in order to determine compliance with the Clean Air Act.  In August 2011, Entergy’s Nelson facility, located in Louisiana, received a similar request for information from the EPA.  Entergy responded to both requests.  Neither EPA request for information alleged that the facilities are in violation of law.

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

Ozone Nonattainment

Entergy Texas operates one fossil-fueled generating unit (Lewis Creek) in a geographic area that is not in attainment of the currently-enforced national ambient air quality standards (NAAQS) for ozone.  The nonattainment area that affects Entergy Texas is the Houston-Galveston-Brazoria area.  Areas in nonattainment are classified as "marginal," "moderate," "serious," or "severe."  When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

The Houston-Galveston-Brazoria area was originally classified as "moderate" nonattainment under the 8-hour ozone standard with an attainment date of June 15, 2010.  On June 15, 2007, the Texas governor petitioned the EPA to reclassify Houston-Galveston-Brazoria from "moderate" to "severe" and the EPA granted the request on October 1, 2008.  The area's new attainment date for the 8-hour ozone standard is as expeditiously as practicable, but no later than June 15, 2019.

In March 2008, the EPA revised the NAAQS for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  On April 30, 2012, the EPA released its final non-attainment designations for the 2008 ozone NAAQS.  In Entergy’s utility service area, the Houston-Galveston-Brazoria, Texas; Baton Rouge, Louisiana; and Memphis, Tennessee/Mississippi/Arkansas areas were designated as in “marginal” nonattainment.

For these marginal areas attainment must be demonstrated no later than December 31, 2015 (with EPA evaluating whether the area attained the standard based on monitored ozone data from 2013-2015).  In the final designation rule, EPA states that it anticipates the marginal areas will be able to attain by that date based upon reductions attendant with other rules and programs such as the interstate transport rules.  Entergy facilities in these areas may be subject to installation of NOx controls, but the degree of control will remain unknown until the states are further along in implementing in the marginal areas.   Entergy will continue to monitor and engage in the state’s implementation process in Entergy states.

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA has indicated certain of these designations will occur by June 2013.  States must then submit implementation plans designed to return the areas to attainment to the EPA for approval.  Additional capital projects or operational changes may be required for Entergy facilities in these areas.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011 and the rule became effective in April 2012.  Entergy currently is developing compliance plans to meet requirements of the rule, which could result in significant capital expenditures for Entergy’s coal-fired units.  Compliance with MATS is required by the Clean Air Act within three years, or by 2015, although certain extensions of this deadline are available from state permit authorities and the EPA.

Cross-State Air Pollution

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

Entergy filed a petition for review with the United States Court of Appeals for the D.C. Circuit and a petition with the EPA for reconsideration of the rule and stay of its effectiveness.  Several other parties filed similar petitions.  On December 30, 2011, the D.C. Circuit Court of Appeals stayed CSAPR and instructed the EPA to continue administering CAIR, pending further judicial review.  In August 2012 the court issued a decision vacating CSAPR and leaving CAIR in place pending the promulgation of a lawful replacement for both rules.  In January 2013 the court denied petitions for reconsideration filed by the EPA and certain states and intervenors.  Entergy is complying with CAIR as it continues to be implemented until further instruction from the court or the EPA.

Regional Haze

In June 2005, the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology (BART) on certain of Entergy’s coal and oil generation units.  The rule leaves certain CAVR determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.  The ADEQ determined that Entergy Arkansas’s White Bluff power plant affects a Class I Area’s visibility and will be subject to the EPA’s presumptive BART limits, which likely would require the installation of scrubbers and low NOx burners.  Under then-current state regulations, the scrubbers would have had to be operational by October 2013.  Entergy Arkansas filed a petition in December 2009 with the Arkansas Pollution Control and Ecology Commission requesting a variance from this deadline because the EPA had expressed concerns about Arkansas’s Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas’s petition requested that, consistent with federal law, the compliance deadline be changed to as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The Arkansas Pollution Control and Ecology Commission approved the variance in March 2010.  In October 2011 the EPA released a proposed rule addressing the Arkansas Regional Haze SIP.  In the proposal the EPA disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.  The final rule was published, mostly unchanged, on

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

March 12, 2012 and became final on April 11, 2012.  The EPA did not issue a Federal Implementation Plan for regional haze requirements because Arkansas has indicated it wishes to revise and resubmit its SIP.  There will be a two-year timeframe in which the EPA must either approve a revised SIP issued by Arkansas or issue a Federal Implementation Plan.  These decisions will impact the timing and level of control installation at White Bluff.

Fine Particle (PM2.5) National Ambient Air Quality Standard

On December 14, 2012, the EPA released regulations that lowered the NAAQS for fine particle pollution or PM2.5.  Currently, the Houston-Galveston-Brazoria counties area in Texas and Pulaski County in Arkansas are expected to be in non-attainment of the new NAAQS.  The EPA projections are that these areas will be in attainment by 2020 due to emission reductions from other EPA and state regulations.

The EPA anticipates making initial attainment/nonattainment designations by December 2014, with those designations likely becoming effective in early 2015.  Following nonattainment designation, states with areas designated nonattainment will be required to develop state implementation plans that outline control requirements that enable the affected counties and parishes to reach attainment status.  States would have until 2020 (five years after designations are effective) to meet the revised annual PM2.5 standard.  A state may request a possible extension to 2025 depending on the severity of an area’s fine particle pollution problems and the availability of pollution controls.  Entergy will continue to monitor and engage in the state’s implementation process in Entergy states.

Potential Legislative, Regulatory, and Judicial Developments

In addition to the specific instances described above, there are a number of legislative and regulatory initiatives that are under consideration at the federal, state, and local level.  Because of the nature of Entergy’s business, the imposition of any of these initiatives could affect Entergy’s operations.  Entergy continues to monitor these initiatives and activities in order to analyze their potential operational and cost implications.  These initiatives include:

•	designation by the EPA and state environmental agencies of areas that are not in attainment with national ambient air quality standards;
•
introduction of bills in Congress and development of regulations by the EPA proposing further limits on NOx, SO2, mercury, and carbon dioxide and other air emissions.  New legislation or regulations applicable to stationary sources could take the form of market-based cap-and-trade programs, direct requirements for the installation of air emission controls onto air emission sources, or other or combined regulatory programs.  Entergy cannot estimate the effect of any future legislation at this time due to the uncertainty of the regulatory format;

•	efforts in Congress or at the EPA to establish a mandatory federal carbon dioxide emission control structure;
•	passage and implementation of the Regional Greenhouse Gas Initiative by several states in the northeastern United States and similar actions in other regions of the United States;
•
efforts on the state and federal level to codify renewable portfolio standards, a clean energy standard, or a similar mechanism requiring utilities to produce or purchase a certain percentage of their power from defined renewable energy sources or energy sources with lower emissions;

•
efforts to develop more stringent state water quality standards, effluent limitations for Entergy’s industry sector, stormwater runoff control regulations, and cooling water intake structure requirements;

•	efforts to restrict the previously-approved continued use of oil-filled equipment containing certain levels of PCBs; and
•
efforts by certain external groups to encourage reporting and disclosure of carbon dioxide emissions and risk.  Entergy has prepared responses for the Carbon Disclosure Project’s (CDP) annual questionnaire for the past several years and has given permission for those responses to be posted to CDP’s website.

Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner.  By virtue of its proportionally large investment in low-emitting gas-fired and nuclear generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per kilowatt-hour of electricity generated.  In anticipation of the potential imposition of carbon dioxide emission limits on the electric industry in the future, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  These voluntary actions included establishment of a formal program to stabilize power

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy plant carbon dioxide emissions at 2000 levels through 2005, and Entergy succeeded in actually reducing emissions below 2000 levels. Total carbon dioxide emissions representing Entergy’s ownership share of power plants in the United States were approximately 53.2 million tons in 2000 and 35.6 million tons in 2005.  In 2006, Entergy changed its method of calculating emissions and now includes emissions from controllable power purchases as well as its ownership share of generation.  Entergy established a second formal voluntary program to stabilize power plant carbon dioxide emissions and emissions from controllable power purchases at 20% below 2000 levels through 2010.  Entergy has extended this commitment through 2020.  Total carbon dioxide emissions representing Entergy’s ownership share of power plants and controllable power purchases in the United States were approximately 46.3 million tons in 2011 and approximately 45.0 million tons in 2012.

Greenhouse Gas Reporting

In September 2009, the EPA finalized a rule to require reporting of several greenhouse gases.  This rule will require Entergy to report annually greenhouse gas emissions from operating power plants and natural gas distribution operations.  Entergy developed compliance plans, collected the necessary data, and has reported as required beginning in 2011.

New Source Performance Standards for Greenhouse Gas Emissions

The EPA announced a schedule for establishing new source performance standards (NSPS) for greenhouse gas (GHG) emissions from power plants and refineries.  Under the schedule, the EPA would have issued proposed regulations for power plants by July 26, 2011 and final regulations no later than May 26, 2012.  On April 13, 2012, the EPA published the proposed NSPS for GHGs for new sources in the Federal Register.  The proposed rule only applies to new units and would limit CO2 emissions for any fossil-fired power plant greater than 25 MW to 1,000 pounds of CO2 per MWh of electricity produced.  Concerns have been expressed regarding the proposed rule’s potential applicability to existing facilities that undergo modification.  The rule would not apply to certain units such as simple cycle natural gas units and biomass units.  Entergy commented on the proposed rule and will continue to monitor and participate in the rulemaking process.

The EPA also agreed with environmental litigants to promulgate a performance standard for GHG emissions applicable to existing power plants and refineries.  Although the EPA has not announced a current deadline for this activity, the development of a proposed rule may occur in 2013.  Entergy will continue to monitor and participate in the rulemaking process.

Nelson Unit 6 (Entergy Gulf States Louisiana)

Entergy Gulf States Louisiana has self-reported to the LDEQ an annual carbon monoxide (CO) emission limit deviation at the Nelson Unit 6 coal-fired facility for the years 2006-2010 and the failure to report these deviations in semi-annual reporting and in annual Title V compliance certifications.  Entergy Gulf States Louisiana is not required to monitor carbon monoxide emissions from Nelson Unit 6 using a continuous emissions monitoring system (CEMS).  Stack tests performed in 2010 appear to indicate CO emissions in excess of the maximum hourly limit for three – 1 hour test runs; however, comparison of the 2010 stack tests with the most recent previous tests, from 2006, appear to indicate that the permit limits were calculated incorrectly in the Title V Permit application and should have been higher using the 2006 stack test as the basis.   The 2010 test emission levels did not cause a violation of NAAQS.  Additionally, the 2010 stack testing, which was performed in compliance with an EPA data request connected to the agency’s development of a new air emissions rule, was not taken during a period of normal and representative operations for Nelson 6.   While it is likely that a penalty will be imposed for these permit limit exceedances and non-reporting, the particular facts surrounding this exceedance make it difficult to estimate the size of the penalty.  Consideration likely will be given, however, for Entergy Gulf States Louisiana’s self-reporting of the issue and cooperation in resolving the issue.

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

Indian Point

Entergy is involved in an administrative permitting process with the New York State Department of Environmental Conservation (NYSDEC) for renewal of the Indian Point 2 and Indian Point 3 discharge permits.  In November 2003 the NYSDEC issued a draft permit indicating that closed cycle cooling would be considered the “best technology available” for minimizing alleged adverse environmental effects attributable to the intake of cooling water at Indian Point, subject to a feasibility determination and alternatives analysis for that technology, if Entergy applied for and received NRC license renewal for Indian Point 2 and Indian Point 3.  Upon becoming effective, the draft permit also would have required payment of approximately $24 million annually, and an annual 42 unit-day outage period, until closed cycle cooling is implemented.  Entergy is participating in the administrative process to request that the draft permit be modified prior to final issuance, and opposes any requirement to install cooling towers at Indian Point.

An August 2008 ruling by the NYSDEC’s Assistant Commissioner has restructured the permitting and administrative process, including the application of a new economic test designed to implement the U.S. Second Circuit Court of Appeals standard in that court’s review of the EPA’s cooling water intake structure rules, which is discussed in the 316(b) Cooling Water Intake Structures section below.  The NYSDEC has directed Entergy to develop detailed feasibility information regarding the construction and operation of cooling towers, and alternatives to closed cycle cooling, prior to the issuance of a new draft permit by the NYSDEC staff and commencement of the adjudicatory proceeding.  The reports include a visual impact and aesthetics report filed in June 2009, a plume and emissions report filed in September 2009, a technical feasibility report and alternatives analysis filed in February 2010, and an economic report to establish whether the technology, if feasible, satisfies the economic test that is part of the New York standard.  Entergy requested that the NYSDEC Assistant Commissioner reconsider the New York standard in light of the U.S. Supreme Court decision reversing the Second Circuit’s alternative economic test adopted in the August 2008 ruling.  In November 2012 the NYSDEC Assistant Commissioner's delegate issued a decision overturning the alternative economic test adopted in the August 2008 ruling and reestablishing the "wholly disproportionate" test derived from previous New York precedent. The wholly disproportionate test considers whether the costs of a technology are wholly disproportionate to the environmental benefits gained from the technology.

In February 2010, Entergy provided to the NYSDEC an updated estimate of the capital cost to retrofit Indian Point 2 and Indian Point 3 with cooling towers.  Construction costs for retrofitting with cooling towers are estimated to be at least $1.19 billion, in addition to lost generation of approximately 14.5 terawatt-hours (TWh) during the forced outage of both units that is estimated to take at least 42 weeks.  Entergy also proposed an alternative to the cooling towers, the use of cylindrical wedgewire screens, the construction costs of which are now expected to be approximately $250 million to $300 million.  Because a cooling tower retrofitting of this size and complexity has never been undertaken at an operating nuclear facility, significant uncertainties exist in the capital

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy cost estimates and, therefore, the actual capital costs could be materially higher than estimated.  Moreover, construction outage-related costs to Entergy have not been calculated because of the significant variability in power pricing at any given time, but they are expected to be significant and may exceed the capital costs.  The capital cost estimate for the wedgewire screen construction is also subject to uncertainty.  Hearings on certain issues began in 2011 in consolidation with certain issues in the water quality certification matter that is discussed further below.  The NYSDEC is expected to consider the information submitted and issue another draft permit with a new best technology available determination, which could still be cooling towers.  A new comment period and further contested proceedings likely would follow.

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

In June 2011, Entergy filed notice with the NRC that the NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, has taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, has waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act.  The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification.  The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued in July 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues.  The judge held a Legislative Hearing (agency public comment session) and an Issues Conference (pre-trial conference) in July 2010 and set certain issues for trial in October 2011, which is continuing into 2013.  After the full hearing on the merits, the ALJs will issue a recommended decision to the Commissioner who will then issue the final agency decision.  A party to the proceeding can appeal the decision of the Commissioner to state court.

Pilgrim Nuclear Power Station

On October 9, 2012, EcoLaw, a coalition of several environmental groups, served Entergy Nuclear Generating Company and Entergy Nuclear Operations, Inc. with a notice of intent (NOI) to sue under the Clean Water Act for alleged violations at the Pilgrim Nuclear Power Station.  The NOI alleges 33,253 discharge permit violations since 1994 (including alleged violations prior to Entergy’s ownership; Entergy purchased the plant in 1999) and seeks $25,000 per violation for a total of $831,325,000.  The Clean Water Act states that an alleged violator must be given 60 days notice prior to a citizen’s suit being filed.  Early review of the NOI indicates that many of the alleged violations were discharges in compliance with the current EPA facility discharge permit, which the putative plaintiff alleges was improperly issued or modified.  An additional NOI was served by EcoLaw to the same Entergy parties and the Massachusetts Department of Environmental Protection alleging violations of state water quality standards and requesting revocation of the state-issued Section 401 Water Quality Certification associated with the plant’s water discharge permit (21-day NOI requirement under state law).  On November 2, 2012 and December 7, 2012, Entergy filed responses to the state and federal notices of intent to sue.  To date, Pilgrim has not received notice that EcoLaw has initiated any lawsuits against Pilgrim.

316(b) Cooling Water Intake Structures

The EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures.  The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts.  Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule.  In January 2007 the U.S. Second Circuit Court of Appeals remanded the rule to the EPA for reconsideration.  The court instructed the EPA to reconsider several aspects of the rule that were beneficial to businesses

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy affected by the rule after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule.  In April 2008 the U.S. Supreme Court agreed to review the Second Circuit decision on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to businesses affected by the rule that the Second Circuit disallowed.  In March 2009 the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration.  The EPA reissued the proposed rule in April 2011, with finalization anticipated by July 27, 2012; however, the EPA extended the deadline to June 27, 2013.  Entergy filed comments with the EPA on the proposed rule.

At the request of the EPA Region 1 (Boston), Entergy submitted extensive data to the agency in July 2008 concerning cooling water intake impacts at the Pilgrim nuclear power plant.  The engineering study, included as part of the July 2008 submittal, concluded that cooling towers are not feasible due to restrictions in the plant's condenser design and capacity.  Other technologies, such as variable speed pumps and the relocation of the cooling water intake, were also analyzed as part of that submittal.  The EPA has not yet responded to the July 2008 submittal.

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

Coastal Zone Management Act

The Coastal Zone Management Act (CZMA) requires federally-permitted activities within a coastal zone to be consistent with the state’s federally-approved coastal zone management program.  Accordingly, Entergy must ensure, to the extent applicable, that the requirements of the CZMA, which is administered in New York primarily by the NYSDOS, are satisfied before the NRC may issue renewed licenses for Indian Point 2 and 3.  Indian Point filed its consistency determination application with the NYSDOS, subject to a reservation of rights, in December 2012.  On January 16, 2013, NYSDOS determined that additional information was needed, namely the supplement to the NRC’s FSEIS which is expected in April 2013.  When the application is deemed complete, the NYSDOS has six months from the date of the application to issue or deny the consistency certification.  For additional discussion of the CZMA proceedings regarding New York see “Part 1, Item 1, Entergy Wholesale Commodities – Property - Nuclear Generating Stations.”

Groundwater at Certain Nuclear Sites

The NRC requires nuclear power plants to regularly monitor and report the presence of radioactive material in the environment.  Entergy joined other nuclear utilities and the Nuclear Energy Institute in 2006 to develop a voluntary groundwater monitoring and protection program.  This initiative began after detection of very low levels of radioactive material, primarily tritium, in groundwater at several plants in the United States.  Tritium is a radioactive form of hydrogen that occurs naturally and is also a byproduct of nuclear plant operations.  In addition to tritium, other radionuclides have been found in site groundwater at nuclear plants.

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site that may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling.  The program also includes protocols for notifying local officials if contamination is found.  To date, radionuclides such as tritium have been detected at FitzPatrick, Indian Point, Palisades, Pilgrim, Grand Gulf, Vermont Yankee, and River Bend.  Each of these sites has installed groundwater monitoring wells and implemented a program for testing groundwater at the sites for the presence of tritium.  Based on current information, the concentrations and locations of tritium detected at these plants pose no threat to public health or safety, but each site continues to evaluate the results from its groundwater monitoring program.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Indian Point Units 1 and 2 Hazardous Waste Remediation

As part of the effort to terminate the current Indian Point 2 mixed waste storage permit, Entergy was required to perform groundwater and soil sampling for metals, PCBs and other non-radiological contaminants on plant property, regardless of whether these contaminants stem from onsite activities or were related to the waste stored on-site pursuant to the permit.  Entergy believes this permit is no longer necessary for the facility due to an exemption for mixed wastes (hazardous waste that is also radioactive) promulgated as part of the EPA’s hazardous waste regulations.  This exemption allows mixed waste to be regulated through the NRC license instead of through a separate EPA or state hazardous waste permit.  In February 2008, Entergy submitted its report on this sampling effort to the NYSDEC.  The report indicated the presence of various metals in soils and groundwater at levels above the NYSDEC cleanup objectives.  It does not appear that these metals are connected to operation of the nuclear facility.  At the request of the NYSDEC, Entergy submitted a plan in August 2008 for a study that identified the sources of the metals.  The NYSDEC approved the work plan with some conditions related to the need to study whether the soil impact observed may have originated from plant construction materials.  In November 2012, Entergy received a letter from NYSDEC indicating that, based on the additional sampling results, no corrective action is required at this time.

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

Comprehensive Environmental Response, Compensation, and Liability Act of 1980

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA to mandate clean-up by, or to collect reimbursement of clean-up costs from, owners or operators of sites at which hazardous substances may be or have been released.  Certain private parties also may use CERCLA to recover response costs.  Parties that transported hazardous substances to these sites or arranged for the disposal of the substances are also deemed liable by CERCLA.  CERCLA has been interpreted to impose strict, joint and several liability on responsible parties.  Many states have adopted programs similar to CERCLA.  Entergy subsidiaries in the Utility and Entergy Wholesale Commodities businesses have sent waste materials to various disposal sites over the years, and releases have occurred at Entergy facilities.  In addition, environmental laws now regulate certain of Entergy’s operating procedures and maintenance practices that historically were not subject to regulation.  Some disposal sites used by Entergy subsidiaries have been the subject of governmental action under CERCLA or similar state programs, resulting in site clean-up activities.  Entergy subsidiaries have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs.  The affected Entergy subsidiaries have established provisions for the liabilities for such environmental clean-up and restoration activities.  Details of CERCLA and similar state program liabilities that are not de minimis are discussed in the “Other Environmental Matters” section below.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The proposed regulations would create new compliance requirements including modified storage, new notification and reporting practices, new financial assurance requirements, and product disposal considerations.  According to EPA estimates, the annualized cost of on-site disposal under the two proposals would be $3.6 million to $9 million for the White Bluff and Independence facilities and $1.7 million to $3.3 million for the Nelson Unit 6 facility.  If Entergy utilized off-site disposal, which it would not plan to do, the EPA’s total cost estimates for disposal of CCRs under Subtitle C regulation ranges from $250 to $350 million per year.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse.  Entergy commented on the proposed rule and will continue to monitor and participate in the rulemaking process.

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

Entergy Gulf States Louisiana is currently involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931.  Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal.  The same area has also been used as a landfill.  In 1999, Entergy Gulf States, Inc. signed a second administrative consent order with the EPA to perform removal action at the site.  In 2002 approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center.  In 2003 a cap was constructed over the remedial area to prevent the migration of contamination to the surface.  In August 2005 an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site.  The groundwater monitoring study commenced in January 2006 and is continuing.  In 2010 the EPA conducted a Five Year Review (FYR) of the 10-year groundwater monitoring program at Lake Charles.  Negotiations are on-going regarding whether additional actions will be necessary at the site.  If additional actions are necessary, site expenditures will increase commensurate with the additional chosen site remedies. Entergy does not have sufficient information at this time to estimate additional site costs, if any. Entergy also has made a payment to the EPA of $275,000 for past agency oversight costs. Entergy Gulf States Louisiana and Entergy Texas each believe that its remaining responsibility for this site will not materially exceed the existing clean-up provisions of $0.4 million for Entergy Gulf States Louisiana and $0.4 million for Entergy Texas.

In 1994, Entergy Gulf States Louisiana, L.L.C. initiated an environmental groundwater assessment associated with the submittal of a permit application for a construction project at the Louisiana Station Generating Plant (Louisiana Station).  In 1995 the ongoing assessment confirmed subsurface soil and groundwater impact to three primary areas on the plant site.  Subsequently from 1997 to 1999 soil was removed under guidance and permission of the LDEQ.  In 2000, Entergy pursued the final regulatory required remediation of the site’s groundwater and submitted a long-term monitoring plan approved by LDEQ in 2002.  Implementation of the monitoring plan in 2002 identified the presence of hydrocarbon contributed by a third party.  Responsibility has been defined and a cost sharing has been implemented with a responsible third party identified in the previous characterization phase.  The final groundwater clean-up and monitoring phase at Louisiana Station is expected to continue for an undefined period of time until groundwater characterization and compliance monitoring meet LDEQ Risk Evaluation and Corrective Action Program groundwater standards for a consistent period of time.  Current annual environmental management cost is now under $50 thousand per year and includes partial reimbursement by the third party.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans

Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Louisiana and Entergy New Orleans and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Louisiana’s and Entergy New Orleans’s premises (see “Litigation” below).

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments.  Entergy Louisiana has determined that some of its power plant wastewater impoundments were affected by these regulations and may require remediation, repair, or closure.  Completion of this work is dependent on pending LDEQ approval of submitted solid waste permit applications.  As a result, a total recorded liability in the amount of $1.9 million for Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans existed at December 31, 2012 for ongoing wastewater remediation and repairs and closures.  Management believes this reserve to be adequate based on current estimates.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas that the TCEQ believes those entities are PRPs concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination exists at the site.  Entergy subsidiaries sent transformers to this facility.  Entergy Gulf States Louisiana, Entergy Texas, Entergy Louisiana, and Entergy Arkansas responded to an information request from the TCEQ and continue to cooperate in this investigation.  Entergy Gulf States Louisiana, Entergy Texas, and Entergy Louisiana joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies’ involvement at the site, while Entergy Arkansas and Entergy New Orleans likely will pay de minimis amounts.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy’s total share of remediation costs likely will be in the range of $1.5 million to $2 million.  The TCEQ approved an agreed administrative order in September 2006 that allows the implementation of a Remedial Investigation/Feasibility Study at the SESCO site; with the ultimate disposition being a remedial action to remove contaminants of concern.  This study was approved in September 2012.

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

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the attorney general’s suit to U.S. District Court in Jackson, Mississippi.  The Mississippi attorney general moved to remand the matter to state court.  In August 2012 the District Court issued an opinion denying the Attorney General’s motion for remand, finding that the District Court has subject matter jurisdiction under the Class Action Fairness Act.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The defendant Entergy companies answered the complaint and filed a counterclaim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act.  In May 2009 the defendant Entergy companies filed a motion for judgment on the pleadings asserting grounds of federal preemption, the exclusive jurisdiction of the MPSC, and factual errors in the attorney general’s complaint.  In September 2012 the District Court heard oral argument on Entergy’s motion for judgment on the pleadings.  The District Court’s ruling on the motion for judgment on the pleadings is pending.

Fiber Optic Cable Litigation (Entergy Corporation and Entergy Louisiana)

Several property owners have filed a class action suit against Entergy Louisiana, Entergy Services, Entergy Technology Holding Company, and Entergy Technology Company in state court in St. James Parish, Louisiana purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants.  The lawsuit alleges that Entergy installed fiber optic cable across the plaintiffs’ property without obtaining appropriate easements.  The plaintiffs seek damages equal to the fair market value of the surplus fiber optic cable capacity, including a share of the profits made through use of the fiber optic cables, and punitive damages.  Entergy removed the case to federal court in New Orleans; however, the district court remanded the case back to state court.  In February 2004 the state court entered an order certifying this matter as a class action.  Entergy’s appeals of this ruling were denied.  The parties entered into a term sheet establishing basic terms for a settlement which was approved by the court in March 2012.  No appeal was taken from the court’s ruling approving the settlement and all claims have been submitted. The total exposure of the Entergy companies in this matter is $4.5 million.  All funding of this exposure is from Entergy Technology Holding Company, Entergy Technology Company and Entergy Corporation.  Entergy Services, Inc. and the Utility operating companies will not contribute to the settlement.

Asbestos Litigation (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts primarily in Texas and Louisiana, primarily by contractor employees who worked in the 1940-1980s timeframe, against Entergy Gulf States Louisiana and Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 400 lawsuits involving approximately 5,000 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the Utility operating companies.

Employment and Labor-related Proceedings (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees, recognized bargaining representatives, and third parties not selected for open positions or providing services directly or indirectly to one or more of the Registrant Subsidiaries and other Entergy subsidiaries.  Generally, the amount of damages being sought is not specified in these proceedings.  These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender, age, and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board or concerning the National Labor Relations Act; claims of retaliation; and claims for or regarding benefits under various Entergy Corporation-sponsored plans. Entergy and the Registrant Subsidiaries are responding to these lawsuits and proceedings and deny liability to the claimants.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2012, Entergy subsidiaries employed 14,625 people.

Utility:
Entergy Arkansas	1,372
Entergy Gulf States Louisiana	798
Entergy Louisiana	947
Entergy Mississippi	749
Entergy New Orleans	341
Entergy Texas	651
System Energy	-
Entergy Operations	2,920
Entergy Services	3,043
Entergy Nuclear Operations	3,688
Other subsidiaries	116
Total Entergy	14,625

Approximately 5,200 employees are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Teamsters, the United Government Security Officers of America, and the International Union, Security, Police, Fire Professionals of America.

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

Entergy uses its website, http://www.entergy.com, as a routine channel for distribution of important information, including news releases, analyst presentations and financial information.  Filings made with the SEC are posted and available without charge on Entergy's website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  These filings include our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format) and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements.  All such postings and filings are available on Entergy's Investor Relations website free of charge.  Entergy is providing the address to its Internet site solely for the information of investors and does not intend the address to be an active link.  The contents of the website are not incorporated into this report.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

RISK FACTORS

Investors should review carefully the following risk factors and the other information in this Form 10-K.  The risks that Entergy faces are not limited to those in this section.  There may be additional risks and uncertainties (either currently unknown or not currently believed to be material) that could adversely affect Entergy’s financial condition, results of operations, and liquidity.  See “FORWARD-LOOKING INFORMATION.”

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

In addition, regulators can initiate proceedings to investigate the prudence of costs in the Utility operating companies’ base rates and examine, among other things, the reasonableness or prudence of the companies’ operation and maintenance practices, level of expenditures (including storm costs and costs associated with capital projects), allowed rates of return and rate base, proposed resource acquisitions, and previously incurred capital expenditures.  The regulators can disallow costs found not to have been prudently incurred or found not to have been incurred in compliance with applicable tariffs, creating some risk to the ultimate recovery of those costs.  Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates.  The proceedings generally have long timelines, are primarily based on historical costs, and may or may not be limited by statute, which could cause the Utility operating companies and System Energy to experience regulatory lag in recovering such costs through rates.  Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with rate case proceedings.  Entergy Mississippi currently obtains recovery under a formula rate plan.  In the event that this formula rate plan is ever terminated, Entergy Mississippi would at that time operate exclusively in the more traditional rate case environment.

In January 2013, Entergy Gulf States Louisiana’s and Entergy Louisiana’s current formula rate plans expired, and each company filed full rate cases in February 2013.  As part of the rate cases that Entergy Louisiana and Entergy Gulf States Louisiana filed, each company requested that the LPSC approve new formula rate plans.  Entergy Louisiana and Entergy Gulf States Louisiana cannot predict the outcome of this request.  In addition, Entergy New Orleans’ formula rate plan ended with the 2011 test year and has not yet been extended.  Entergy New Orleans is expected to file a full rate case 12 months prior to the anticipated completion of the Ninemile 6 generating facility, which is currently expected in the first quarter of 2015.

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

The Utility operating companies’ cash flows can be negatively affected by the time delays between when gas, power, or other commodities are purchased and the ultimate recovery from customers of the costs in rates.  On occasion, when the level of incurred costs for fuel and purchased power rises very dramatically, some of the Utility operating companies may agree to defer recovery of a portion of that period’s fuel and purchased power costs for recovery at a later date, which could increase the near-term working capital and borrowing requirements of those companies.  For a description of fuel and purchased power recovery mechanisms and information regarding the regulatory proceedings for fuel and purchased power recovery, see Note 2 to the financial statements.

As a result of a challenge by the LPSC, the manner in which the Utility operating companies have traditionally shared the costs associated with coordinated planning, construction, and operation of generating resources has been changed by the FERC, which could require adjustment of retail and wholesale rates in the jurisdictions where the Utility operating companies provide service and has introduced additional uncertainty in the ratemaking process.

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating resources and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  In 2005 the FERC issued a decision requiring changes to the cost allocation methodology used in that rate schedule.

In 2007 through 2012, payments were made by Entergy Arkansas to certain of the Utility operating companies in compliance with the 2005 FERC decision on the cost allocation methodology.  There have been challenges to the level and timing of payments made by Entergy Arkansas under the FERC’s decision and the prudence of the Utility operating companies’ production costs.  The ability to recover in rates any changes to the cost allocation resulting from the challenges, and timing of such recovery, could be uncertain and could be the subject of additional regulatory and other proceedings.  For information regarding these and other proceedings associated with the System Agreement, as well as additional information regarding the System Agreement itself, see Note 2 to financial statements, System Agreement Cost Equalization Proceedings. The outcome and timing of this FERC proceeding and resulting recovery and impact on rates cannot be predicted at this time.

There is uncertainty as to the timing or form of any successor arrangement to the System Agreement and the effect of such arrangement (or absence thereof) on Entergy and the Utility operating companies.

Based upon the effect of the FERC decision described in the preceding risk factor, in December 2005, Entergy Arkansas provided notice to terminate its participation in the System Agreement.  In November 2007, Entergy Mississippi provided its notice to terminate its participation in the System Agreement.  Each notice of termination is effective ninety-six (96) months from the date of notice (December 2013 for Entergy Arkansas and November 2015 for Entergy Mississippi) or such earlier date as authorized by the FERC.  The FERC accepted the notices in November 2009, and the U.S. Court of Appeals for the D.C. Circuit has denied appeals of FERC’s decision filed by the LPSC and City Council.  In January 2013 the LPSC and City Council filed a petition for a writ of certiorari with the U.S. Supreme Court.

The Utility operating companies have concluded that joining the MISO RTO is in the best interest of all stakeholders and have filed applications with their retail regulators seeking to join the MISO RTO by December 2013.  To that end, the Utility operating companies have received orders from their respective retail regulators granting their respective requests to join MISO, subject to certain conditions.  The Utility operating companies have also filed with FERC amendments to the System Agreement under

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Section 205 of the Federal Power Act.  The amendments allocate certain charges and credits from MISO settlement statements to the Utility operating companies that participate in the System Agreement and address Entergy Arkansas’s withdrawal from the System Agreement.  Certain FERC filings related to the rates, terms, and conditions of integrating the Utility operating companies into MISO are planned for early-mid 2013.  Entergy cannot predict when or whether the Utility operating companies will satisfy the conditions of the retail regulatory orders or obtain FERC approvals related to the rates, terms, and conditions under which the Utility operating companies will join MISO or when the Utility operating companies’ generation and transmission systems can be fully integrated into the MISO RTO.  Moreover, if the operating companies are not successful in joining MISO, alternative or additional arrangements will need to be implemented to allow Entergy Arkansas, and eventually Entergy Mississippi, to operate independent of the System Agreement after these companies terminate their participation in the System Agreement, and the effect such arrangements (or the absence thereof) will have on Entergy or the Utility operating companies is uncertain.

For further information regarding the FERC and APSC proceedings relating to the System Agreement and Entergy’s proposal to join MISO, see the “Rate, Cost-recovery, and Other Regulation – Federal Regulation – System Agreement” and “ – Entergy’s Proposal to Join MISO” sections of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.

The arrangement for the operation of the Utility operating companies’ transmission system faces regulatory and operating challenges and uncertainty in connection with the Utility operating companies’ proposal to move to the MISO RTO.

In 2000 the FERC issued an order encouraging utilities to voluntarily place their transmission facilities under the control of an independent RTO.  In November 2006 the Utility operating companies installed the Southwest Power Pool (SPP), a regional transmission organization, as their Independent Coordinator of Transmission (ICT) with responsibility for certain transmission tariff functions, including granting or denying transmission service, administering OASIS, evaluating all transmission requests, and serving as the reliability coordinator.  The initial term of the ICT was for four years and in November 2010 the FERC approved an extension of the ICT arrangement for two years, or until November 2012.  In its order issued in March 2009 pertaining to a requested modification regarding the weekly procurement process (WPP) through the ICT arrangement, the FERC imposed conditions related to the ICT arrangement and indicated it wanted an evaluation of the success of the ICT arrangement and transmission access on the Entergy transmission system.  In compliance with the FERC’s March 2009 order, the Utility operating companies filed with the FERC a process for evaluating the modification or replacement of the current ICT arrangement.  An Entergy Regional State Committee (E-RSC), comprised of one representative from each of the Utility operating companies’ retail regulators has been formed and, in concert with the FERC,  retained an independent entity to conduct a cost-benefit analysis of comparing the ICT arrangement to a proposal under which Entergy would join the SPP RTO.  The scope of the study was later expanded to consider Entergy joining the MISO RTO as another alternative.  On April 25, 2011, Entergy announced that each of the Utility operating companies propose joining the MISO RTO.  In May 2011 the Utility operating companies submitted to each of their respective retail regulators the cost-benefit analysis comparing the option of continuing with the ICT arrangement to joining the SPP RTO or the MISO RTO.  The Utility operating companies have received orders from their respective retail regulators granting their respective requests to join MISO, subject to certain conditions.  The target implementation date for joining the MISO RTO is December 2013.  For further information regarding the FERC and proceedings related to the ICT and MISO, see “Rate, Cost-recovery, and Other Regulation - Federal Regulation - Independent Coordinator of Transmission” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.

There is uncertainty as to whether the conditions of the retail regulators’ orders granting the Utility operating companies’ requests to transfer control of their transmission assets to MISO will be satisfied in a timely manner and, if the conditions are satisfied, the nature and effect of any operational challenges the Utility operating companies might face in connection with integration into the MISO RTO.  For the period of time prior to integration of all of the Utility operating companies into the MISO RTO or in

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy the event all necessary approvals to participate in the MISO RTO are not obtained in a timely manner, the Utility operating companies have received the necessary regulatory approvals to change provider of ICT services from SPP to MISO.  MISO began providing ICT services to the Utility operating companies on December 1, 2012 and is under contract to continue to provide those services until December 31, 2014, in the event that some or all of the Utility operating companies are not integrated into MISO by December 2013.  To the extent some or all of the Utility operating companies are not integrated into MISO by December 2014, an extension of the current ICT arrangement or the establishment of a similar arrangement with another qualified entity may be required.  The outcome of any effort to negotiate an extension of the current arrangement or to make alternative arrangements cannot be predicted at this time.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

A delay or failure in recovering amounts for storm restoration costs incurred as a result of severe weather could have material effects on Entergy and those Utility operating companies affected by severe weather.

Entergy’s and its Utility operating companies’ results of operations, liquidity, and financial condition can be materially affected by the destructive effects of severe weather.  Severe weather can also result in significant outages for the customers of the Utility operating companies and, therefore, reduced revenues for the Utility operating companies during the period of the outages.  A delay or failure in recovering amounts for storm restoration costs incurred or revenues lost as a result of severe weather could have a material effect on Entergy and those Utility operating companies affected by severe weather.

Nuclear Operating and Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities must consistently operate their nuclear power plants at high capacity factors in order to be successful, and lower capacity factors could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

Nuclear capacity factors significantly affect the results of operations of certain Utility operating companies, System Energy, and Entergy Wholesale Commodities.  Nuclear plant operations involve substantial fixed operating costs.  Consequently, to be successful, a plant owner must consistently operate its nuclear power plants at high capacity factors.  For the Utility operating companies that own nuclear plants, lower capacity factors can increase production costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from their fossil facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs.  For the Entergy Wholesale Commodities nuclear plants, lower capacity factors directly affect revenues and cash flow from operations.  Although most of the Entergy Wholesale Commodities nuclear forward sales are on a unit-contingent basis, which depends on the availability of the asset, some of the unit-contingent contracts guarantee a specified minimum capacity factor.  In the event these plants were operating below the guaranteed capacity factors, Entergy would be subject to price risk for the undelivered power.  Entergy Wholesale Commodities’ nuclear forward sales contracts can also be on a firm LD basis, which subjects Entergy to increasing price risk, a portion of which may be capped through the use of risk management products, if capacity factors decrease.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities’ nuclear plant owners periodically shut down their nuclear power plants to replenish fuel.  Plant maintenance and upgrades are often scheduled during such refueling outages.  If refueling outages last longer than anticipated or if unplanned outages arise, Entergy’s and their results of operations, financial condition, and liquidity could be materially affected.

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

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities face risks related to the purchase of uranium fuel (and its conversion, enrichment, and fabrication), and the risk of being unable to effectively manage these risks by purchasing from a diversified mix of sellers located in a diversified mix of countries could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through most of 2013.  Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners.  While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy also may draw upon its own inventory intended for later generation periods, depending upon its risk management strategy at that time.  Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to normal inherent market uncertainties, and price increases could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities.

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business face the risk that the NRC will change or modify its regulations or suspend or revoke their licenses, which could materially affect Entergy's and their results of operations, financial condition, and liquidity.

Under the Atomic Energy Act and Energy Reorganization Act, the NRC regulates the operation of nuclear power plants.  The NRC may modify, suspend, or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations, or the terms of the licenses for nuclear facilities.  A change in the Atomic Energy Act, other applicable statutes, or the applicable regulations or licenses may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and could materially affect the results of operations, liquidity, or financial condition of Entergy (through Entergy Wholesale Commodities), its Utility operating companies, or System Energy.  Events at nuclear plants owned by others, as well as those owned by one of these companies, may cause the NRC to initiate such actions.  As a result, if an incident were to occur at any nuclear generating unit, whether an Entergy nuclear generating unit or not, it could materially affect the financial condition, results of operations, and liquidity of Entergy, certain of the Utility operating companies, System Energy, or Entergy Wholesale Commodities.  For example, the earthquake of March 11, 2011 that affected the Fukushima Daiichi nuclear plants in Japan resulted in the NRC issuing three orders effective on March 12, 2012 requiring U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that will, among other things, result in increased operating costs associated with operating Entergy’s nuclear plants, some of which could be material.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities are exposed to risks and costs related to operating and maintaining their nuclear power plants, and their failure to maintain operational efficiency at their nuclear power plants could materially affect Entergy’s and  their results of operations, financial condition, and liquidity.

The nuclear generating units owned by certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business began commercial operations in the 1970s-1980s.  Older equipment may require more capital expenditures to keep each of these nuclear power plants operating efficiently.  This equipment is also likely to require periodic upgrading and improvement.  Any unexpected failure, including failure associated with breakdowns, forced outages, or any unanticipated capital expenditures, could result in reduced profitability.  Operations at any of the nuclear generating units owned and operated by Entergy’s subsidiaries could degrade to the point where the affected unit needs to be shut down or operated at less than full capacity.  If this were to happen, identifying and correcting the causes may require significant time and expense.  A decision may be made to close a unit rather than incur the expense of restarting it or returning the unit to full capacity.  For Entergy Wholesale Commodities, this could result in lost revenue and increased fuel and purchased power expense to meet supply commitments and penalties for failure to perform under their contracts with customers.  Moreover, Entergy is becoming more dependent on fewer suppliers for key parts of Entergy’s nuclear power plants that may need to be replaced or refurbished.  This dependence on a reduced number of suppliers could result in delays in obtaining qualified replacement parts and, therefore, greater expense for Entergy.

The costs associated with the storage of the spent nuclear fuel of certain of the Utility operating companies, System Energy, and the owners of the Entergy Wholesale Commodities nuclear power plants, as well as the costs of and their ability to fully decommission their nuclear power plants, could be significantly affected by the timing of the opening of a spent nuclear fuel storage facility, as well as interim storage and transportation requirements.

Certain of the Utility operating companies, System Energy and the owners of the Entergy Wholesale Commodities nuclear plants incur costs on a periodic basis for the on-site storage of spent nuclear fuel.  The approval of a license for a national repository for the storage of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, or any interim storage facility, and the timing of such facility opening, will significantly affect the costs associated with storage of spent nuclear fuel.  For example, while the DOE is required by law to proceed with the licensing of Yucca Mountain and, after the license is granted by the NRC, to construct the repository and commence the receipt of spent fuel, the Obama administration has expressed its intention and taken specific steps to discontinue the Yucca Mountain project and study a new spent fuel strategy.  These actions may prolong the time before spent fuel is removed from Entergy’s plant sites.  Because the DOE has not accomplished its objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts, and Entergy has sued the DOE for such breach.  Furthermore, Entergy is uncertain as to when the DOE plans to commence acceptance of spent fuel from its facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at the companies’ nuclear sites.  The costs of on-site storage are also affected by regulatory requirements for such storage.  In addition, the availability of a repository or other off-site storage facility for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.  For further information regarding spent fuel storage, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs – Spent Fuel Disposal” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy.

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities nuclear plant owners may be required to pay substantial retrospective premiums imposed under the Price-Anderson Act in the event of a nuclear incident, and losses not covered by insurance could have a material effect on Entergy’s and their results of operations, financial condition, or liquidity.

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere.  The Price-Anderson Act limits each reactor owner’s public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool of up to approximately $117.5 million per reactor.  With 104 reactors currently participating, this translates to a total public liability cap of approximately $12.2 billion per incident.  The limit is subject to

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As required by the Price-Anderson Act, the Utility operating companies, System Energy, and Entergy Wholesale Commodities carry the maximum available amount of primary nuclear off-site liability insurance with American Nuclear Insurers (currently $375 million for each operating site).  Claims for any nuclear incident exceeding that amount are covered under the retrospective premiums paid into the secondary insurance pool.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the $375 million in primary insurance coverage, each owner of a nuclear plant reactor, including Entergy’s Utility operating companies, System Energy, and the Entergy Wholesale Commodities plant owners, regardless of fault or proximity to the incident, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the $375 million primary level, up to a maximum of $117.5 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.3 billion).  The retrospective premium payment is currently limited to $17.5 million per year per incident per reactor until the aggregate public liability for each licensee is paid up to the $117.5 million cap.

NEIL is a utility industry mutual insurance company, owned by its members.  All member plants could be subject to assessments (retrospective premium of up to 10 times current annual premium for all policies) should the surplus (reserve) be significantly depleted due to insured losses.  As of April 1, 2012, the maximum assessment amounts total $81.4 million for the Utility plants and $93.4 million for the Entergy Wholesale Commodities plants.  Retrospective Premium Insurance available through NEIL’s reinsurance treaty can cover the potential assessments.  The Entergy Wholesale Commodities plants currently maintain the Retrospective Premium Insurance to cover this potential assessment.

As an owner of nuclear power plants, Entergy participates in industry self-insurance programs and could be liable to fund claims should a plant owned by a different company experience a major event.  Any resulting liability from a nuclear accident may exceed the applicable primary insurance coverage and require contribution of additional funds through the industry-wide program that could significantly affect the results of operations, financial condition, or liquidity of Entergy, certain of the Utility operating companies, System Energy, or the Entergy Wholesale Commodities subsidiaries.

Market performance and other changes may decrease the value of assets in the decommissioning trusts, which then could require significant additional funding.

Owners of nuclear generating plants have an obligation to decommission those plants.  Certain of the Utility operating companies, System Energy, and owners of the Entergy Wholesale Commodities nuclear power plants maintain decommissioning trust funds for this purpose.  Certain of the Utility operating companies collect funds from their customers, which are deposited into the trusts covering the units operated for or on behalf of those companies.  Those rate collections are based upon operating license lives as well as estimated trust fund earnings and decommissioning costs.  In connection with the acquisition of certain nuclear plants, the Entergy Wholesale Commodities plant owners also acquired decommissioning trust funds that are funded in accordance with NRC regulations.  Assets in these trust funds are subject to market fluctuations, will yield uncertain returns that may fall below projected return rates, and may result in losses resulting from the recognition of impairments of the value of certain securities held in these trust funds.  As part of the Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades/Big Rock Point purchases, the former owners transferred decommissioning trust funds, along with the liability to decommission the plants, to the respective Entergy Wholesale Commodities nuclear power plant owners.  In addition, the former owner of Indian Point 3 and FitzPatrick retained the decommissioning trusts and related liability to decommission these plants, but has the right to require the respective Entergy

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Wholesale Commodities nuclear plant owners to assume the decommissioning liability provided that it assigns the funds in the corresponding decommissioning trust, up to a specified level, to such owners.  Alternatively, the former owner may contract with Entergy Nuclear, Inc. for the decommissioning work at a price equal to the transferred funds mentioned above.  As part of the Indian Point 1 and 2 purchase, the Entergy Wholesale Commodities nuclear power plant owner also funded an additional $25 million to a supplemental decommissioning trust fund.  As part of the Palisades transaction, the Entergy Wholesale Commodities business assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.  Once the spent fuel is removed from the site, the Entergy Wholesale Commodities business will dismantle the spent fuel storage facility and complete site decommissioning.  The Entergy Wholesale Commodities business expects to fund this activity from operating revenue, and Entergy is providing $5 million in credit support to provide financial assurance to the NRC for this obligation.

In 2008, Entergy experienced declines in the market value of assets held in the trust funds for meeting its decommissioning funding assurance obligations for its plants.  This decline adversely affected Entergy’s ability to demonstrate compliance with the NRC’s requirements for providing financial assurance for decommissioning funding for some of its plants, which deficiencies have now been corrected.  An early plant shutdown, poor investment results or higher than anticipated decommissioning costs could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that the Entergy Wholesale Commodities nuclear plant owners may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  For further information regarding nuclear decommissioning costs, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy and Note 9 to the financial statements.

Changes in NRC regulations or other binding regulatory requirements may cause increased funding requirements for nuclear plant decommissioning trusts.

NRC regulations require certain minimum financial assurance requirements for meeting obligations to decommission nuclear power plants.  Those financial assurance requirements may change from time to time, and certain changes may result in a material increase in the financial assurance required for decommissioning the Utility operating companies’, System Energy’s and owners of the Entergy Wholesale Commodities’ nuclear power plants.  Such changes could result in the need for additional contributions to decommissioning trusts, or the posting of parent guarantees, letters of credit, or other surety mechanisms.  For further information regarding nuclear decommissioning costs, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy and Note 9 to the financial statements.

New or existing safety concerns regarding operating nuclear power plants and nuclear fuel could lead to restrictions upon the operation of Entergy’s nuclear power plants.

New and existing concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the northeastern United States, which is where five of the six units in the current fleet of Entergy Wholesale Commodities nuclear power plants are located.  These concerns have led to, and are expected to continue to lead to, various proposals to Federal regulators and governing bodies in some localities where Entergy’s subsidiaries own nuclear generating units for legislative and regulatory changes that could lead to the shutdown of nuclear units, denial of license renewal applications, municipalization of nuclear units, restrictions on nuclear units as a result of unavailability of sites for spent nuclear fuel storage and disposal, or other adverse effects on owning and operating nuclear generating units.  Entergy vigorously responds to these concerns and proposals.  If any of the existing proposals, or any proposals that may arise in the future with respect to legislative and regulatory changes, become effective, they could have a material effect on Entergy’s results of operations, financial condition, and liquidity.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

(Entergy Corporation)

A failure to obtain renewed licenses or other approvals required for the continued operation of the Entergy Wholesale Commodities nuclear power plants could have a material effect on Entergy’s results of operations, financial condition, and liquidity and could lead to an increase in depreciation rates or an acceleration of the timing for the funding of decommissioning obligations.

The license renewal and related processes for the Entergy Wholesale Commodities nuclear power plants have been and may continue to be the subject of significant public debate and regulatory and legislative review and scrutiny at the federal and, in certain cases, state level.  The operating licenses for Indian Point 2 and Indian Point 3 expire in September 2013 and December 2015, respectively.  Because these plants filed timely license renewal applications, the NRC’s rules provide that these plants may continue to operate under their existing operating licenses until their renewal applications have been finally determined.  Various parties have expressed opposition to renewal of these licenses.  Renewal of the Indian Point licenses is the subject of ongoing proceedings before the Atomic Safety and Licensing Board (ASLB) of the NRC.

In relation to Indian Point 2 and Indian Point 3, the New York State Department of Environmental Conservation has taken the position that these plant owners must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  For the Indian Point plants, the Entergy Wholesale Commodities plant owners also must ensure that requirements of the Coastal Zone Management Act, which is administered in New York State primarily by the New York Department of State, are satisfied (to the extent required) prior to getting the renewed licenses.  For further information regarding these environmental regulations see “Entergy Wholesale Commodities – Property – Nuclear Generating Stations” in Part I, Item 1.

The NRC operating license for Vermont Yankee was to expire in March 2012.  In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years, as a result of which the license now expires in 2032.  Vermont Yankee also is operating under a Certificate of Public Good from the State of Vermont that expired in March 2012, but has an application pending before the Vermont Public Service Board for a new Certificate of Public Good for operation until March 2032, and continues to operate the plant pursuant to federal court order, the absence of any order to cease operation, and its position that Vermont’s law extends a license’s expiration date when a timely and sufficient renewal application has been filed.  For additional discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

If the NRC finally denies the applications for the renewal of operating licenses for one or more of the Entergy Wholesale Commodities nuclear power plants, or a state in which any such nuclear power plant is located is able to prevent the continued operation of such plant, Entergy’s results of operations, financial condition, and liquidity could be materially affected by loss of revenue and cash flow associated with the plant or plants, potential impairments of the carrying value of the plants, increased depreciation rates, and an accelerated need for decommissioning funds, which could require additional funding. In addition, Entergy may incur increased operating costs depending on any conditions that may be imposed in connection with license renewal.  For further discussion regarding the license renewal processes for the Entergy Wholesale Commodities’ nuclear power plants, see the “Entergy Wholesale Commodities – Property – Nuclear Generating Stations” section in Part I, Item 1.

The decommissioning trust fund assets for the nuclear power plants owned by Entergy Wholesale Commodities’ nuclear plant owners may not be adequate to meet decommissioning obligations if one or more of their nuclear power plants is retired earlier than the anticipated shutdown date or if current regulatory requirements change, which then could require additional funding.

Under NRC regulations, Entergy’s nuclear subsidiaries are permitted to project the NRC-required decommissioning amount based on an NRC formula or a site-specific estimate, and the amount in each of the Entergy Wholesale Commodities nuclear power plant’s decommissioning trusts combined with other decommissioning financial assurances in place.  The projections are made based on the operating license expiration date and the mid-point of the subsequent decommissioning process for each of these nuclear

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy power plants.  As a result, if the projected amount of our decommissioning trusts exceeds the NRC-required decommissioning amount, then its decommissioning obligations are considered to be funded in accordance with NRC regulations.  In the event the projected costs do not sufficiently reflect the actual costs the applicable Entergy subsidiaries would be required to incur to decommission these nuclear power plants, and funding is otherwise inadequate, or if the formula or site-specific estimate is changed to require increased funding, additional resources would be required.  Furthermore, depending upon the level of funding available in the trust funds, the NRC may not permit the trust funds to be used to pay for related costs such as the management of spent nuclear fuel that are not included in the formula.  The NRC may also require a plan for the provision of separate funding for spent fuel management costs.  In addition to NRC requirements, there are other decommissioning-related obligations for certain of the Entergy Wholesale Commodities nuclear power plants, which management believes it will be able to satisfy.

With respect to the decommissioning trusts for Indian Point 2 and Palisades, the total amount in each of those trusts as of December 31, 2012 would not have been sufficient to initiate and complete the immediate near-term radiological decommissioning of the respective unit as of the license termination date of each respective plant, but rather the funds would have been sufficient to place the unit in a condition of safe storage status pending future completion of decommissioning.  For example, if an Entergy subsidiary decides to shut down and immediately begin decommissioning one of those nuclear power plants on its license expiration date, its trust funds for the plant as of December 31, 2012 would have been insufficient and the applicable Entergy subsidiary would have been required to rely on other capital resources to fund the remainder of the radiological decommissioning obligations unless the completion of decommissioning could be deferred during some number of years of safe storage status (as is permitted by NRC regulations).  If any Entergy subsidiary decides to shut down one of its nuclear power plants earlier than the scheduled shutdown date and conduct a prompt decommissioning, the applicable Entergy subsidiary may be unable to rely upon only the decommissioning trust to fund the entire decommissioning obligations, which would require it to obtain funding from other sources.

Further, federal or state regulatory changes, including mandated increases in decommissioning funding or changes in the methods or standards for decommissioning operations, may also increase the funding requirements of, or accelerate the timing for funding of, the obligations related to the decommissioning of Entergy Wholesale Commodities’ nuclear power plants.  As a result, under any of these circumstances, Entergy’s results of operations, liquidity, and financial condition could be materially affected.

Entergy Wholesale Commodities’ nuclear power plants are exposed to price risk.

Entergy and its subsidiaries are not guaranteed any rate of return on their capital investments in non-utility businesses.  In particular, the sale of capacity and energy from the Entergy Wholesale Commodities nuclear power plants, unless otherwise contracted, is subject to the fluctuation of market power prices. In order to reduce future price risk to desired levels, Entergy Wholesale Commodities utilizes contracts that are unit-contingent and Firm LD and various products such as forward sales, options, and collars.  As of December 31, 2012, Entergy Wholesale Commodities nuclear power generation plants had sold forward 85%, 73%, 39%, 25% and 26% of its generation portfolio’s planned energy output for 2013, 2014, 2015, 2016, and 2017, respectively.

Market conditions such as product cost, market liquidity, and other portfolio considerations influence the product and contractual mix.  The obligations under unit-contingent agreements depend on a generating asset that is operating; if the generation asset is not operating, the seller generally is not liable for damages.  For some unit-contingent obligations, however, there is also a guarantee of availability that provides for the payment to the power purchaser of contract damages, if incurred, in the event the unit owner fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  Firm LD sales transactions may be exposed to substantial operational price risk, a portion of which may be capped through the use of risk management products, to the extent that the plants do not run as expected and market prices exceed contract prices.

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

The price that different counterparties offer for various products including forward sales is influenced both by market conditions as well as the contract terms such as damage provisions, credit support requirements, and the number of available counterparties interested in contracting for the desired forward period.  Depending on differences between market factors at the time of contracting versus current conditions, Entergy Wholesale Commodities’ contract portfolio may have average contract prices above or below current market prices, including at the expiration of the contracts, which may significantly affect Entergy Wholesale Commodities’ results of operations, financial condition, or liquidity.  The recent economic downturn and negative trends in the energy commodity markets have resulted in lower natural gas prices, and current prevailing market prices for electricity in the New York and New England power regions are therefore generally below the prices of Entergy Wholesale Commodities’ existing contracts in those regions.  To the extent these market conditions persist, Entergy Wholesale Commodities’ realized price per MWh can be expected to continue to decline.  See the “Results of Operations, Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.  With operating licenses for Indian Point 2 and Indian Point 3 expiring in 2013 and 2015, respectively, and as a consequence of any delays in obtaining extension of the operating licenses and any other approvals required for continued operation of the plants, Entergy Wholesale Commodities may enter into fewer unit-contingent forward sales contracts for output from such plants for periods beyond the license expiration.

Among the factors that could affect market prices for electricity and fuel, all of which are beyond Entergy’s control to a significant degree, are:

•
prevailing market prices for natural gas, uranium (and its conversion, enrichment, and fabrication), coal, oil, and other fuels used in electric generation plants, including associated transportation costs, and supplies of such commodities;

•	seasonality;
•	availability of competitively priced alternative energy sources and the requirements of a renewable portfolio standard;
•	changes in production and storage levels of natural gas, lignite, coal and crude oil, and refined products;
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

•	electricity transmission, competing generation or fuel transportation constraints, inoperability, or inefficiencies;
•	the general demand for electricity, which may be significantly affected by national and regional economic conditions;
•	weather conditions affecting demand for electricity or availability of hydroelectric power or fuel supplies;
•	the rate of growth in demand for electricity as a result of population changes, regional economic conditions, and the implementation of conservation programs;
•	regulatory policies of state agencies that affect the willingness of Entergy Wholesale Commodities customers to enter into long-term contracts generally, and contracts for energy in particular;
•
increases in supplies due to actions of current Entergy Wholesale Commodities competitors or new market entrants, including the development of new generation facilities, expansion of existing generation facilities, the disaggregation of vertically integrated utilities, and improvements in transmission that allow additional supply to reach Entergy Wholesale Commodities’ nuclear markets;

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

•	union and labor relations;
•
changes in Federal and state energy and environmental laws and regulations and other initiatives, including but not limited to, the price impacts of proposed emission controls such as the Regional Greenhouse Gas Initiative (RGGI);

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation; and
•	natural disasters, terrorist actions, wars, embargoes, and other catastrophic events.

The Entergy Wholesale Commodities business is subject to substantial governmental regulation and may be adversely affected by legislative, regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

The Entergy Wholesale Commodities business is subject to extensive federal, state, and local laws and regulation.  Compliance with the requirements under these various regulatory regimes may cause the Entergy Wholesale Commodities business to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

Public utilities under the Federal Power Act are required to obtain FERC acceptance of their rate schedules for wholesale sales of electricity.  Each of the owners of the Entergy Wholesale Commodities nuclear power plants, as well as Entergy Nuclear Power Marketing, LLC, is a “public utility” under the Federal Power Act by virtue of making wholesale sales of electric energy.  The FERC has granted these generating and power marketing companies the authority to sell electricity at market-based rates.  The FERC’s orders that grant the Entergy Wholesale Commodities’ generating and power marketing companies market-based rate authority reserve the right to revoke or revise that authority if the FERC subsequently determines that the Entergy Wholesale Commodities business can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions.  In addition, the Entergy Wholesale Commodities’ market-based sales are subject to certain market behavior rules, and if any of its generating and power marketing companies were deemed to have violated one of those rules, they would be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of their market-based rate authority and potential penalties of up to $1 million per day per violation.  If the Entergy Wholesale Commodities’ generating or power marketing companies were to lose their market-based rate authority, such companies would be required to obtain the FERC’s acceptance of a cost-of-service rate schedule and could become subject to the accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules.  This could have an adverse effect on the rates the Entergy Wholesale Commodities business charges for power from its facilities.

The Entergy Wholesale Commodities business is also affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations, and bidding rules imposed by the existing Independent System Operators.  The Independent System Operators that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps and other mechanisms, to address some of the volatility and the potential exercise of market power in these markets.  These types of price limitations and other regulatory mechanisms may have an adverse effect on the profitability of the Entergy Wholesale Commodities business’ generation facilities that sell energy and capacity into the wholesale power markets.  For further information regarding federal, state and local laws and regulation applicable to the Entergy Wholesale Commodities business, see the “Regulation of Entergy’s Business” section in Part I, Item 1.

The regulatory environment applicable to the electric power industry has undergone substantial changes over the past several years as a result of restructuring initiatives at both the state and federal levels.  These changes are ongoing and Entergy cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Entergy Wholesale Commodities business.  In addition, in some of these markets, interested parties have proposed

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy material market design changes, including the elimination of a single clearing price mechanism and have raised claims that the competitive marketplace is not working because energy prices in wholesale markets exceed the marginal cost of operating nuclear power plants, as well as proposals to re-regulate the markets, impose a generation tax, or require divestitures by generating companies to reduce their market share.  Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process, which could require material changes to business planning models.  If competitive restructuring of the electric power markets is reversed, modified, discontinued, or delayed, the Entergy Wholesale Commodities business’ results of operations, financial condition, and liquidity could be materially affected.

The power plants owned by the Entergy Wholesale Commodities business are subject to impairment charges in certain circumstances, which could have a material effect on Entergy’s results of operations, financial condition or liquidity.

Entergy reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain.  Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from such operations and assets.  Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy over the remaining life of the assets.  In particular, the assets of the Entergy Wholesale Commodities business are subject to impairment if adverse market conditions arise and continue (such as expected long-term declines in market prices for electricity), if adverse regulatory events occur (including with respect to environmental regulation), if a unit ceases operation or if a unit’s operating license is not renewed.  Moreover, the failure of the Entergy Wholesale Commodities business to achieve forecasted operating results and cash flows, an unfavorable change in forecasted operating results or cash flows, or a decline in observable industry market multiples could all result in potential impairment charges for the affected assets.

As discussed in the “Entergy Wholesale Commodities - Property” section in Part I, Item 1, the operating licenses for Indian Point 2 and Indian Point 3 expire in 2013 and 2015, respectively, and are currently the subject of license renewal processes at the NRC and the state in which the plants operate, and the Vermont Yankee plant is the subject of certain state and federal proceedings and federal litigation relating to continued operation of that plant.  As discussed in Note 1 to the financial statements, Entergy recognized an impairment charge for the Vermont Yankee plant in 2012.  In addition, if Entergy concludes that any of these nuclear power plants is unlikely to operate significantly beyond its current license expiration date, which conclusion would be based on a variety of factors, such a conclusion could result in an impairment of part or all of the carrying value of the plant.  Any impairment charge taken by Entergy with respect to its long-lived assets, including the power plants owned by the Entergy Wholesale Commodities business, would likely be material in the quarter that the charge is taken and could otherwise have a material effect on Entergy’s results of operations, financial condition, or liquidity.

General Business

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Entergy and the Utility operating companies depend on access to the capital markets and, at times, may face potential liquidity constraints, which could make it more difficult to handle future contingencies such as natural disasters or substantial increases in gas and fuel prices.  Disruptions in the capital and credit markets may adversely affect Entergy’s and its subsidiaries’ ability to meet liquidity needs, access capital and operate and grow their businesses, and the cost of capital.

Entergy’s business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies and Entergy Wholesale Commodities.  In addition, Entergy’s and the Utility operating companies’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy’s service territory with Hurricane Katrina and Hurricane Rita in 2005, Hurricane Gustav and Hurricane Ike in 2008, and Hurricane Isaac in 2012.  The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel or

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy purchased power costs or storm restoration costs, higher than expected pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, or other unknown events, such as future storms, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage.  Material leverage increases could negatively affect the credit ratings of Entergy and the Utility operating companies, which in turn could negatively affect access to the capital markets.

The global capital and credit markets experienced extreme volatility and disruption in the fourth quarter of 2008 and much of 2009.  The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively affect Entergy and its subsidiaries’ ability to maintain and to expand their businesses.  Events beyond Entergy’s control, such as the volatility and disruption in global capital and credit markets in 2008 and 2009, may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities.  Entergy and its subsidiaries are unable to predict the degree of success they will have in renewing or replacing their credit facilities as they come up for renewal.  Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities.  If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility and/or limit Entergy Corporation’s ability to sustain its current common stock dividend level.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

A downgrade in Entergy Corporation’s or its subsidiaries’ credit ratings could negatively affect Entergy Corporation’s and its subsidiaries’ ability to access capital and/or could require Entergy Corporation or its subsidiaries to post collateral, accelerate certain payments, or repay certain indebtedness.

There are a number of factors that rating agencies evaluate to arrive at credit ratings for each of Entergy Corporation and the Registrant Subsidiaries, including each Registrant’s regulatory framework, ability to recover costs and earn returns, diversification and financial strength and liquidity.  If one or more rating agencies downgrade Entergy Corporation’s, any of the Utility operating companies’, or System Energy’s ratings, particularly below investment grade, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease, and cash or letter of credit collateral demands may be triggered by the terms of a number of commodity contracts, leases, and other agreements.

Most of Entergy Corporation’s and its subsidiaries’ large customers, suppliers, and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy Corporation’s or its subsidiaries’ ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas, and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries.  At December 31, 2012, based on power prices at that time, Entergy had liquidity exposure for Entergy Wholesale Commodities business transactions of $203 million under guarantees, $20 million of guarantees that support letters of credit, and $7 million of posted cash collateral to the ISOs.  As of December 31, 2012, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements could increase by $106 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2012, Entergy would have been required to provide approximately $48 million of additional cash or letters of credit under some of the agreements.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The construction of, and capital improvements to, power generation facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful, the financial condition, results of operations, or liquidity of Entergy and the Utility operating companies could be materially affected.

Entergy’s and the Utility operating companies’ ability to complete construction of power generation facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks.  These variables include, but are not limited to, project management expertise and escalating costs for materials, labor, and environmental compliance.  Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as required under their contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs,  downward changes in the economy, changes in law or regulation, including environmental compliance requirements, and other events beyond the control of the Utility operating companies or the Entergy Wholesale Commodities business may occur that may materially affect the schedule, cost, and performance of these projects.  If these projects are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project.  For further information regarding capital expenditure plans and other uses of capital in connection with the potential construction of additional generation supply sources within the Utility operating companies’ service territory, and as to the Entergy Wholesale Commodities business, see the “Capital Expenditure Plans and Other Uses of Capital” section of Management’s Financial Discussion and Analysis for Entergy and each of the Registrant Subsidiaries.

The Utility operating companies, System Energy, and the Entergy Wholesale Commodities business may incur substantial costs to fulfill their obligations related to environmental and other matters.

The businesses in which the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business operate are subject to extensive environmental regulation by local, state, and Federal authorities.  These laws and regulations affect the manner in which the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business conduct their operations and make capital expenditures.  These laws and regulations also affect how the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business manage air emissions, discharges to water, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered species, hazardous materials transportation, and similar matters.  Federal, state, and local authorities continually revise these laws and regulations, and the laws and regulations are subject to judicial interpretation and to the permitting and enforcement discretion vested in the implementing agencies.  Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures.  Violations of these requirements can subject the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business are subject to liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business and of property contaminated by hazardous substances they generate.  The Utility operating companies are currently involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  The Utility operating companies, System Energy, and the Entergy Wholesale Commodities business have incurred and expect to incur significant costs related to environmental compliance.

Emissions of nitrogen and sulfur oxides, mercury, particulates, greenhouse gases, and other regulated air emissions from generating plants are potentially subject to increased regulation, controls and mitigation expenses.  In addition, existing air regulations and programs promulgated by the EPA often are challenged legally, sometimes resulting in large-scale changes to anticipated regulatory regimes and the resulting need to shift course, both operationally and economically, depending on the nature of the changes.  Risks relating to global climate change, initiatives to compel greenhouse gas emission reductions, and water availability issues are discussed below.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Entergy and its subsidiaries may not be able to obtain or maintain all required environmental regulatory approvals.  If there is a delay in obtaining any required environmental regulatory approvals, or if Entergy and its subsidiaries fail to obtain, maintain, or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs.  For further information regarding environmental regulation and environmental matters, see the “Regulation of Entergy’s Business – Environmental Regulation” section of Part I, Item 1.

The Utility operating companies, System Energy, and the Entergy Wholesale Commodities business may incur substantial costs related to reliability standards.

Entergy’s business is subject to extensive and mandatory reliability standards.  Such standards, which are established by the North American Electric Reliability Corporation (NERC), the SERC Reliability Corporation (SERC), and other regional enforcement entities, are approved by the FERC and frequently are reviewed, amended, and supplemented.  Failure to comply with such standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of such standards.  The standards, as well as the laws and regulations that govern them, are subject to judicial interpretation and to the enforcement discretion vested in the implementing agencies.  In addition to exposure to civil penalties and fines, the Utility operating companies have incurred and expect to incur significant costs related to compliance with new and existing reliability standards, including costs associated with the Utility operating companies’ transmission system and generation assets.  The changes to the reliability standards applicable to the electric power industry are ongoing, and Entergy cannot predict the ultimate effect that the reliability standards will have on its Utility and Entergy Wholesale Commodities business.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

The effects of weather and economic conditions, and the related impact on electricity and gas usage, may materially affect the Utility operating companies’ results of operations.

Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below moderate levels in the winter tend to increase winter heating electricity and gas demand and revenues.  As a corollary, moderate temperatures tend to decrease usage of energy and resulting revenues.  Seasonal pricing differentials, coupled with higher consumption levels, typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters.  Extreme weather conditions or storms,  however, may stress the Utility operating companies’ generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on their ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction.  These extreme conditions could have a material effect on the Utility operating companies’ financial condition, results of operations, and liquidity.

Industrial sales volume was depressed in the latter part of 2008 and through most of 2009, in part because the overall economy declined, with lower usage across the industrial sector affecting both the large customer industrial segment as well as small and mid-sized industrial customers.  In addition, a number of Entergy’s larger industrial customers have the ability to develop cogeneration facilities that would enable them to greatly eliminate or reduce their purchases of electricity from Entergy.  It  is possible that continued or recurrent poor economic conditions or the departure of one or more large customers to cogeneration could result in slower or declining sales growth and increased bad debt expense, which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The effects of climate change and environmental and regulatory obligations intended to compel greenhouse gas emission reductions or to place a price on greenhouse gas emissions could materially affect the financial condition, results of operations, and liquidity of Entergy and the Utility operating companies.

In an effort to address climate change concerns, Federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, in response to the United States Supreme Court’s 2007 decision holding that the EPA has authority to regulate emissions of CO2 and other “greenhouse gases” under the Clean Air Act, the EPA, various environmental interest groups, and other organizations are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  In 2010, EPA promulgated its first regulations controlling greenhouse gas emissions from certain vehicles and from new and significantly modified stationary sources of emissions, including electric generating units.  In 2012, EPA proposed a CO2 emission standard for new sources; this standard is expected to be finalized in 2013. Additionally, EPA is expected to develop a proposed CO2 emission standard for existing power generation facilities perhaps as early as 2013.  As examples of state action, in the Northeast, the Regional Greenhouse Gas Initiative (RGGI) establishes a cap on CO2 emissions from electric power plants and requires generators to purchase emission permits to cover their CO2 emissions, and a similar program has been developed in California.  Developing and implementing plans for compliance with greenhouse gas emissions reduction requirements can lead to additional capital, personnel, and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects; moreover, long-term planning to meet environmental requirements can be negatively impacted and costs may increase to the extent laws and regulations change prior to full implementation.  Violations of such requirements may subject Entergy Wholesale Commodities and the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  To the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be resisted by Entergy’s regulators and, in extreme cases, Entergy’s regulators might deny or defer timely recovery of these costs.  Future changes in environmental regulation governing the emission of CO2 and other greenhouse gases could make some of Entergy’s electric generating units uneconomical to maintain or operate, and could increase the difficulty that Entergy and its subsidiaries have with obtaining or maintaining required environmental regulatory approvals, which could also materially affect the financial condition, results of operations and liquidity of Entergy and its subsidiaries.  In addition, multiple lawsuits currently are pending or are reasonably expected against emitters of greenhouse gases alleging that these companies are liable for personal injuries and property damage caused by climate change.  These lawsuits seek injunctive relief, monetary compensation, and punitive damages.

In addition to the regulatory and financial risks associated with climate change discussed above, physical risks from climate change include an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding and changes in weather conditions, such as changes in precipitation, average temperatures, and potential increased impacts of extreme weather conditions or storms.  Entergy subsidiaries own assets in, and serve, communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands.  A significant portion of the nation’s oil and gas infrastructure is located in these areas and susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes. Entergy and its subsidiaries also face the risk that climate change could impact the availability and quality of water supply necessary for operations.

These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on the Entergy System’s ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction.  Also, to the extent that climate change adversely impacts the economic health of a region or results in energy conservation or demand side management programs, it may adversely impact customer demand and revenues.  Such physical or operational risks could have a material effect on Entergy’s, Entergy Wholesale Commodities’, and the Utility operating companies’ financial condition, results of operations, and liquidity.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Continued and future availability and quality of water for cooling, process, and sanitary uses could materially affect the financial condition, results of operations, and liquidity of the Utility operating companies, System Energy, and Entergy Wholesale Commodities’ business.

Water is a vital natural resource that also is critical to the Utility operating companies, System Energy, and Entergy Wholesale Commodities’ business operations.  Entergy’s facilities use water for cooling, boiler make-up, sanitary uses, potable supply, and many other uses.  Two of Entergy’s Utility operating companies own and/or operate hydroelectric facilities.  Accordingly, water availability and quality are critical to Entergy’s business operations.  Impacts to water availability or quality could negatively impact both operations and revenues.

Entergy secures water through various mechanisms (ground water wells, surface waters intakes, municipal supply, etc.) and operates under the provisions and conditions set forth by the provider and/or regulatory authorities.  Entergy also obtains and operates in substantial compliance with water discharge permits issued under various provisions of the Clean Water Act.  Regulations and authorizations for both water intake and use and for waste discharge can become more stringent in times of water shortages, low flows in rivers, low lake levels, low groundwater aquifer volumes, and similar conditions.  The increased use of water by industry, agriculture, and the population at large, population growth, and the potential impacts of climate change on water resources may cause water use restrictions that affect Entergy and its subsidiaries.

Entergy and its subsidiaries may not be adequately hedged against changes in commodity prices, which could materially affect Entergy’s and its subsidiaries’ results of operations, financial condition, and liquidity.

To manage near-term financial exposure related to commodity price fluctuations, Entergy and its subsidiaries, including the Utility operating companies and the Entergy Wholesale Commodities business, may enter into contracts to hedge portions of their purchase and sale commitments, fuel requirements, and inventories of natural gas, uranium (and its conversion), coal, refined products, and other commodities, within established risk management guidelines.  As part of this strategy, Entergy and its subsidiaries may utilize fixed- and variable-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges.  However, Entergy and its subsidiaries normally cover only a portion of the exposure of their assets and positions to market price volatility, and the coverage will vary over time.  In addition, Entergy also elects to leave certain volumes during certain years unhedged.  To the extent Entergy and its subsidiaries have unhedged positions, fluctuating commodity prices can materially affect Entergy’s and its subsidiaries’ results of operations and financial position.

Although Entergy and its subsidiaries devote a considerable effort to these risk management strategies, they cannot eliminate all the risks associated with these activities.  As a result of these and other factors, Entergy and its subsidiaries cannot predict with precision the impact that risk management decisions may have on their business, results of operations, or financial position.

Entergy has guaranteed or indemnified the performance of a portion of the obligations relating to hedging and risk management activities.  Reductions in Entergy’s or its subsidiaries’ credit quality or changes in the market prices of energy commodities could increase the cash or letter of credit collateral required to be posted in connection with hedging and risk management activities, which could materially affect Entergy’s or its subsidiaries’ liquidity and financial position.

The Utility operating companies and the Entergy Wholesale Commodities business are exposed to the risk that counterparties may not meet their obligations, which may materially affect the Utility operating companies and Entergy Wholesale Commodities.

The hedging and risk management practices of the Utility operating companies and the Entergy Wholesale Commodities business are exposed to the risk that counterparties that owe Entergy and its subsidiaries money, energy, or other commodities will not perform their obligations.  Currently, some hedging agreements contain provisions that require the counterparties to provide credit support to secure all or part of their obligations to Entergy or its subsidiaries.  If the counterparties to these arrangements fail to

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy perform, Entergy or its subsidiaries may enforce and recover the proceeds from the credit support provided and acquire alternative hedging arrangements or draw on the credit support provided by the counterparties, which credit support may not always be adequate to cover the related obligations.  In such event, Entergy and its subsidiaries might incur losses in addition to amounts, if any, already paid to the counterparties.  In addition, the credit commitments of Entergy’s lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could materially affect the adequacy of its liquidity sources.

The Wall Street Transparency and Accountability Act of 2010 and rules and regulations promulgated under the act may adversely affect the ability of the Utility operating companies and the Entergy Wholesale Commodities business to utilize certain commodity derivatives for hedging and mitigating commercial risk.

The Wall Street Transparency and Accountability Act of 2010, which was enacted on July 21, 2010 as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated under the act impose governmental regulation on the over-the-counter derivative market, including the commodity swaps used by the Utility operating companies and the Entergy Wholesale Commodities business to hedge and mitigate commercial risk.  Under the act, certain swaps are subject to mandatory clearing and exchange trading requirements.  Swap dealers and major market participants in the swap market are subject to capital, margin, registration, reporting, recordkeeping, and business conduct requirements with respect to their swap activities.  Position limits may also apply to certain swaps activities.  Non-swap dealers and non-major market participants, which Entergy expects to qualify as, are subject to reporting, recordkeeping, and business conduct requirements (i.e. anti-manipulation, anti-disruptive trading practices, and whistleblower provisions) with respect to their swap activities.   Position limit rules promulgated by the Commodity Futures Trading Commission were vacated by the US District Court for the District of Columbia.  In response, the Commodity Futures Trading Commission has announced it will appeal the court’s decision.  If the Commodity Futures Trading Commission’s appeal is successful, position limits may apply to certain of Entergy’s swaps activities.  The act required the applicable regulators, which in the case of commodity swaps will be the Commodity Futures Trading Commission, to engage in substantial rulemaking in order to implement the provisions of the act and such rulemaking has been largely completed.  Both the Utility operating companies and the Entergy Wholesale Commodities business currently utilize commodity swaps to hedge and mitigate commodity price risk.  It is not known whether the act and regulations promulgated under the act will have an adverse effect upon the market for the commodity swaps used by the Utility operating companies and the Entergy Wholesale Commodities business.  However, to the extent that the act and regulations promulgated under the act have the effect of increasing the price of such commodity swaps or limiting or reducing the availability of such commodity swaps, whether through the imposition of additional capital, margin, or compliance costs upon market participants, the imposition of position limits, or otherwise, the financial performance of the Utility operating companies and/or the Entergy Wholesale Commodities business may be adversely affected.  To the extent that the Utility operating companies and the Entergy Wholesale Commodities business may be required to post margin in connection with existing or future commodity swaps in addition to any margin currently posted by such entities, such entities may need to secure additional sources of capital to meet such liquidity needs or cease utilizing such commodity swaps.

Market performance and other changes may decrease the value of benefit plan assets, which then could require additional funding.

The performance of the capital markets affects the values of the assets held in trust under Entergy’s pension and postretirement benefit plans.  A decline in the market value of the assets may increase the funding requirements relating to Entergy’s benefit plan liabilities.  Volatility in the capital markets has affected the market value of these assets, which may affect Entergy’s planned levels of contributions in the future.  Additionally, changes in interest rates affect the liabilities under Entergy’s pension and postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding.  The funding requirements of the obligations related to the pension benefit plans can also increase as a result of changes in, among other factors, retirement rates, life expectancy assumptions, or Federal regulations.  For further information regarding Entergy’s pension and other postretirement benefit plans, refer to the “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” section of Management’s Financial Discussion and Analysis for Entergy and each of its Registrant Subsidiaries and Note 11 to the financial statements.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The litigation environment in the states in which certain Entergy subsidiaries operate poses a significant risk to those businesses.

Entergy and its subsidiaries are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, asbestos, hazardous material and ratepayer matters, and injuries and damages issues, among other matters.  The states in which the Utility operating companies operate, in particular Louisiana, Mississippi, and Texas, have proven to be unusually litigious environments.  Judges and juries in these states have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases.  Entergy and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in these states poses a significant business risk.

Terrorist attacks, including cyber attacks, and failures or breaches of Entergy’s and its subsidiaries’ technology systems may adversely affect Entergy’s results of operations.

As power generators and distributors, Entergy and its subsidiaries face heightened risk of an act or threat of terrorism,   including physical and cyber attacks, either as a direct act against one of Entergy’s generation facilities, an act against the transmission and distribution infrastructure used to transport power that affects its ability to operate, or an act against the information technology systems and network infrastructure of Entergy and its subsidiaries.

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

If any such attacks, failures or breaches were to occur, Entergy’s and the Utility operating companies’ business, financial condition, and results of operations could be materially affected.  The risk of such attacks, failures, or breaches also may cause Entergy and the Utility operating companies to incur increased capital and operating costs to implement increased security for its nuclear power plants and other facilities, such as additional physical facility security and additional security personnel, and for systems to protect its information technology and network infrastructure systems.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition and liquidity.

Entergy and its subsidiaries make judgments regarding the potential tax effects of various transactions and results of operations to estimate their obligations to taxing authorities.  These tax obligations include income, franchise, real estate, sales and use, and employment-related taxes.  These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken.  Entergy and its subsidiaries also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the benefits have already been reflected in the financial statements.  Changes in federal, state, or local tax laws, adverse tax audit results or adverse tax rulings on positions taken by Entergy and its subsidiaries could negatively affect Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition, and liquidity.  For further information regarding Entergy’s accounting for tax obligations, refer to Note 3 to the financial statements.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Entergy and the Utility operating companies may be unable to satisfy the conditions or obtain the approvals to complete the transaction with ITC or such approvals may contain material restrictions or conditions.

See “Plan to Spin Off the Utility’s Transmission Business” in Entergy Corporation’s Management’s Financial Discussion and Analysis for a discussion of the agreements that Entergy entered in December 2011 to spin off its transmission business and merge it with a newly-formed subsidiary of ITC Holdings Corp.  The consummation of the ITC transaction is subject to numerous conditions, including (i) consummation of certain transactions and financings contemplated by the Merger Agreement and the Separation Agreement (such as the separation of the Transmission Business conducted by the Utility operating companies, (ii) obtaining the required ITC shareholder approvals, and (iii) the receipt of certain regulatory approvals from governmental agencies necessary to consummate the ITC transaction, and that no such regulatory approvals impose a burdensome condition on ITC or Entergy as described in the Merger Agreement.  Entergy can make no assurances that the ITC transaction will be consummated on the terms or timeline currently contemplated, or at all.  Governmental agencies may not approve the ITC transaction or may impose conditions to the approval of the ITC transaction or require changes to the terms of the ITC transaction.  Any such conditions or changes could have the effect of delaying completion of the ITC transaction, imposing costs on or limiting the revenues of Entergy or the Utility operating companies, or otherwise reducing the anticipated benefits of the ITC transaction.  Any condition or change could result in a burdensome condition on the Transmission Business, the Utility operating companies, or ITC under the Merger Agreement and might cause Entergy or ITC to abandon the ITC transaction.  In addition, Entergy must pay its costs related to the ITC transaction including, legal, accounting, advisory, financing and filing fees, and printing costs, whether the ITC transaction is completed or not.  Any failure to consummate the ITC transaction as currently contemplated, or at all, could have a material effect on the business and results of operations of Entergy and the Utility operating companies and the trading price of Entergy Corporation’s common stock could be adversely affected.

(Entergy Gulf States Louisiana and Entergy New Orleans)

The effect of higher purchased gas cost charges to customers may adversely affect Entergy Gulf States Louisiana’s and Entergy New Orleans’s results of operations and liquidity.

Gas rates charged to retail gas customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy Gulf States Louisiana or Entergy New Orleans, and distribution charges, which provide a return or profit to the utility.  Distribution charges are affected by the amount of gas sold to customers.  Purchased gas cost charges, which comprise most of a customer’s bill and may be adjusted monthly, represent gas commodity costs that Entergy Gulf States Louisiana or Entergy New Orleans recovers from its customers.  Entergy Gulf States Louisiana’s or Entergy New Orleans’s cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers occurs.  When purchased gas cost charges increase substantially reflecting higher gas procurement costs incurred by Entergy Gulf States Louisiana or Entergy New Orleans, customer usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy Gulf States Louisiana or Entergy New Orleans which could adversely affect results of operations.

(System Energy)

System Energy owns and operates a single nuclear generating facility, and it is dependent on affiliated companies for all of its revenues.

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which is currently due to expire on November 1, 2024.  System Energy filed in October 2011 an application with the NRC for an extension of Grand Gulf’s operating license to 2045.  System Energy’s financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

For information regarding the Unit Power Sales Agreement, the sale and leaseback transactions and certain other agreements relating to the Entergy System companies’ support of System Energy (including the Capital Funds Agreement), see the “Grand Gulf-Related Agreements” section of Note 8 to the financial statements and the “Sale and Leaseback Transactions” section of Note 10 to the financial statements, and the “Utility - System Energy and Related Agreements” section of Part I, Item 1.

(Entergy Corporation)

Entergy Corporation’s holding company structure could limit its ability to pay dividends.

Entergy Corporation is a holding company with no material assets other than the stock of its subsidiaries.  Accordingly, all of its operations are conducted by its subsidiaries.  Entergy Corporation’s ability to pay dividends on its common stock depends on the payment to it of dividends or distributions by its subsidiaries.  The payments of dividends or distributions to Entergy Corporation by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings, and on any applicable legal, regulatory, or contractual limitations on subsidiaries’ ability to pay such dividends or distributions.  Provisions in the organizational documents, indentures for debt issuances, and other agreements of certain of Entergy Corporation’s subsidiaries restrict the payment of cash dividends to Entergy Corporation.  For further information regarding dividend or distribution restrictions to Entergy Corporation, see the “Retained Earnings and Dividend Restrictions” section of Note 7 to the financial statements.

If completed, the transaction with ITC may not achieve its anticipated results.

Entergy entered into the ITC transaction with the expectation that it would result in various benefits, including the receipt by Entergy’s shareholders of shares of ITC common stock as a result of the transaction.  If the ITC transaction is consummated, it is possible that the full strategic, financial, operational, and regulatory benefits to Entergy and its shareholders that Entergy expected would result from the ITC transaction may not be achieved or that such benefits may be delayed or not occur due to unforeseen changes in market, economic or regulatory conditions or other events.  As a result, the aggregate market price of the common stock of Entergy Corporation and the shares of ITC common stock that shareholders of Entergy Corporation would receive in the ITC transaction could be less than the market price of Entergy Corporation’s common stock if the ITC transaction had not occurred.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

2012 Compared to 2011

Net income decreased $12.5 million primarily due to higher other operation and maintenance expenses and higher taxes other than income taxes, partially offset by a lower effective income tax rate.

2011 Compared to 2010

Net income decreased $7.7 million primarily due to a higher effective income tax rate, lower other income, and higher other operation and maintenance expenses, partially offset by higher net revenue, lower depreciation and amortization expenses, and lower interest expense.

Net Revenue

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$1,252.3
Retail electric price	23.4
Net wholesale revenue	5.7
Transmission revenue	(9.6)
Volume/weather	(19.0)
Other	0.2
2012 net revenue	$1,253.0

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2012. The energy efficiency rider revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

The net wholesale revenue variance is primarily due to higher wholesale billings to affiliate companies due to higher expenses and lower wholesale energy costs.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The transmission revenue variance is primarily due to a revision to transmission investment equalization billings under the System Agreement among the Utility operating companies (for the approximate period of 1996 – 2011) recorded in the fourth quarter 2011.

The volume/weather variance is primarily due to the effects of milder weather, as compared to the prior period, primarily on residential sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $39.2 million in rider revenues related to higher System Agreement production cost equalization payments and an increase of $16.1 million in rider revenues due to an increase in the energy efficiency rider effective July 2012.  The increase was partially offset by the June 2012 refund to AmerenUE of $30.6 million, including interest, of rough production cost equalization payments collected from AmerenUE.  Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE.  The result of the refund is a decrease in gross revenues with an offsetting increase in other regulatory credits.  See “2007 Rate Filing Based on Calendar Year 2006 Production Costs” in Note 2 to the financial statements for a discussion of the FERC order in the System Agreement production cost equalization proceedings.

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

Amount
(In Millions)

2010 net revenue	$1,216.7
Retail electric price	31.0
ANO decommissioning trust	26.4
Transmission revenue	13.1
Capacity acquisition recovery	(10.3)
Net wholesale revenue	(11.9)
Volume/weather	(15.9)
Other	3.2
2011 net revenue	$1,252.3

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

The transmission revenue variance is primarily due to a revision to transmission investment equalization billings under the System Agreement among the Utility operating companies (for the approximate period of 1996 – 2011) recorded in the fourth quarter 2011.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Other Income Statement Variances

2012 Compared to 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $14.8 million in compensation and benefits costs resulting from a decrease in the discount rate and changes in certain actuarial assumptions resulting from an experience study.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•	an increase of $13.9 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have no effect on net income;
•	$13.3 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business; and
•	an increase of $10.3 million in nuclear generation expenses primarily due to higher contract costs.

The increase was partially offset by a decrease of $8.0 million in fossil-fueled generation expenses primarily due to higher plant outage costs in 2011 due to a greater scope of work.

Nuclear refueling outage expenses increased primarily due to higher costs associated with the most recent outage as compared to the previous outages.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher assessments and an increase in local franchise taxes resulting from higher residential and commercial electric revenues compared to 2011.  Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Income Taxes

The effective income tax rates for 2012, 2011, and 2010 were 38.4%. 44.6%, and 39.6%, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2012, 2011, and 2010 were as follows.

	2012	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$22,599	$106,102	$86,233

Net cash provided by (used in):
Operating activities	509,117	564,124	512,260
Investing activities	(723,248)	(503,524)	(413,180)
Financing activities	226,065	(144,103)	(79,211)
Net increase (decrease) in cash and cash equivalents	11,934	(83,503)	19,869

Cash and cash equivalents at end of period	$34,533	$22,599	$106,102

Operating Activities

Net cash provided by operating activities decreased $55.0 million in 2012 compared to 2011 primarily due to the $156 million System Agreement bandwidth remedy payment made in January 2012 as a result of the payment required to implement the FERC’s remedy for the period June – December 2005, a decrease of $69.5 million in income tax refunds, and the $30.6 million refund, including interest, to AmerenUE, as discussed above.  These decreases were partially offset by a decrease of $83.2 million in pension contributions and the increased recovery of fuel and purchased power costs, including partial recovery of the System Agreement bandwidth remedy payment made in January 2012.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Net cash provided by operating activities increased $51.9 million in 2011 compared to 2010 primarily due to income tax refunds of $90 million in 2011 compared to income tax payments of $66.4 million in 2010.  In 2011, Entergy Arkansas received tax cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds result from a decrease in 2010 taxable income from what was previously estimated because of the recognition of additional repair expenses for tax purposes associated with a tax accounting change filed in 2010 and from the reversal of temporary differences for which Entergy Arkansas previously made cash tax payments. Pension contributions decreased $16.6 million.  See “Critical Accounting Estimates” below for a discussion of qualified pension and other postretirement benefits funding.  The increase was offset by under-recovery of fuel costs and $19 million in storm restoration spending resulting from the April 2011 storms which caused damage to Entergy Arkansas’s transmission and distribution lines, equipment poles, and other facilities.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities increased $219.7 million in 2012 compared to 2011 primarily due to the purchase of Hot Spring Energy Facility for approximately $253 million in November 2012 and money pool activity.  The increase was partially offset by fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.  See Note 15 to the financial statements for a discussion of the purchase of Hot Spring Energy Facility.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $9.3 million in 2012 compared to decreasing by $24.1 million in 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities increased $90.3 million in 2011 compared to 2010 primarily due to:

•
an increase of $66.3 million in nuclear fuel purchases primarily due to the purchase of nuclear fuel inventory from System Fuels because the Utility companies will now purchase nuclear fuel throughout the nuclear fuel procurement cycle, rather than purchasing it from System Fuels at the time of refueling; and

•	$51 million in storm restoration spending resulting from the April 2011 storms which caused damage to Entergy Arkansas’s transmission and distribution lines, equipment poles, and other facilities; and
•	$30 million in transmission substation reliability work in 2011.

The increase was partially offset by money pool activity.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $12.6 million in 2010.

Financing Activities

Financing activities provided cash of $226.1 million in 2012 compared to using cash of $144.1 million in 2011 primarily due to:

•
the issuance of $200 million of 4.9% Series first mortgage bonds in December 2012 and $60 million 2.62% Series K note by the nuclear fuel company variable interest entity in December 2012 compared to the issuance of $55 million 3.23% Series J note by the nuclear fuel company variable interest entity in June 2011;

•	a decrease of $107.8 million in common stock dividends paid in 2012;
•	the repayment, at maturity, of a $35 million 5.60% Series G note by the nuclear fuel company variable interest entity in September 2011; and
•	an increase in borrowings on the nuclear fuel company variable interest entity’s credit facility.

Net cash used in financing activities increased $64.9 million in 2011 compared to 2010 primarily due to:

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

•	a decrease of $55.6 million in common stock dividends paid in 2011.

See Note 5 to the financial statements for details of long-term debt.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2012	December 31, 2011

Debt to capital	56.0%	55.0%
Effect of excluding the securitization bonds	(1.2%)	(1.5%)
Debt to capital, excluding securitization bonds (1)	54.8%	53.5%
Effect of subtracting cash	(0.4%)	(0.3%)
Net debt to net capital, excluding securitization bonds (1)	54.4%	53.2%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations.

	2013	2014-2015	2016-2017	after 2017	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$102	$344	N/A	N/A	$446
Transmission	93	303	N/A	N/A	396
Distribution	146	281	N/A	N/A	427
Other	43	88	N/A	N/A	131
Total	$384	$1,016	N/A	N/A	$1,400
Long-term debt (2)	$416	$216	$310	$2,529	$3,471
Capital lease payments	$0.2	$0.4	$-	$-	$0.6
Operating leases	$28	$55	$20	$4	$107
Purchase obligations (3)	$684	$1,175	$549	$1,858	$4,266

(1)
Includes approximately $252 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.  The planned amounts do not reflect the expected reduction in capital expenditures that would occur if the planned spin-off and merger of the transmission business with ITC Holdings occurs, and do not include material costs for capital projects that might result from the NRC post-Fukushima requirements that remain under development.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In addition, Entergy Arkansas currently expects to contribute approximately $34.9 million to its pension plans and approximately $26.7 million to other postretirement plans in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Arkansas has $2.5 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

The planned capital investment estimate for Entergy Arkansas reflects capital required to support existing business and customer growth.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, changes in project plans, the ability to access capital, and the outcome of Entergy Arkansas’s exit from the System Agreement (which is discussed in “System Agreement” in the “Rate, Cost-recovery, and Other Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis).  Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly.  Entergy Arkansas’s long-term debt indenture restricts the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2012, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $394.9 million.

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

Entergy Arkansas’s receivables from the money pool were as follows as of December 31 for each of the following years.

2012	2011	2010	2009
(In Thousands)

$8,035	$17,362	$41,463	$28,859

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas has credit facilities in the amount of $20 million and $150 million scheduled to expire in April 2013 and March 2017, respectively.  No borrowings were outstanding under the credit facilities as of December 31, 2012.  See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in July 2013.  As of December 31, 2012, $36.7 million was outstanding on the credit facility.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $250 million.  See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits.  Entergy Arkansas has also obtained an order from the APSC authorizing long-term securities issuances through December 2015.  Entergy Arkansas has also obtained long-term financing authorization from the FERC that extends through May 2013 for issuances by its nuclear fuel company variable interest entity.

In January 2013, Entergy Arkansas arranged for the issuance by (i) Independence County, Arkansas of $45 million of 2.375% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due January 2021, and (ii) Jefferson County, Arkansas of $54.7 million of 1.55% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due October 2017, each of which series is secured by a separate series of non-interest bearing first mortgage bonds of Entergy Arkansas.  The proceeds of these issuances were applied to the refunding of outstanding series of pollution control revenue bonds previously issued by the respective issuers.

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

2013 Base Rate Filing

On December 31, 2012, in accordance with the requirements of Arkansas law, Entergy Arkansas filed with the APSC notice of its intent to file an application for a general change or modification in its rates and tariffs no sooner than 60 days and no longer than 90 days from the date of its notice.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In October 2005, the APSC initiated an investigation into Entergy Arkansas's interim energy cost recovery rate.  The investigation focused on Entergy Arkansas's 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries.  In March 2006 the APSC extended its investigation to cover the costs included in Entergy Arkansas's March 2006 annual energy cost rate filing, and a hearing was held in the APSC energy cost recovery investigation in October 2006.

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

In October 2008, Entergy Arkansas filed a motion to lift the stay and to rescind the APSC's January 2007 order in light of the arguments advanced in Entergy Arkansas’s rehearing petition and because the value for Entergy Arkansas’s customers obtained through the resolved railroad litigation is significantly greater than the incremental cost of actions identified by the APSC as imprudent.  In December 2008 the APSC denied the motion to lift the stay pending resolution of Entergy Arkansas’s rehearing request and the unresolved issues in the proceeding.  The APSC ordered the parties to submit their unresolved issues list in the pending proceeding, which the parties did.  In February 2010 the APSC denied Entergy Arkansas’s request for rehearing, and held a hearing in September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.  A decision is pending.  Entergy Arkansas expects the amount of damages, if any, to have an immaterial effect on its results of operations, financial position, or cash flows.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas December 2012 Winter Storm

In December 2012, a severe winter storm consisting of ice, snow, and high winds caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles, and other facilities. Total restoration costs for the repair and/or replacement of Entergy Arkansas’s electrical facilities in areas damaged from the winter storm are estimated to be in the range of $55 million to $65 million.  Entergy Arkansas recorded accruals for the estimated costs incurred that were necessary to return customers to service.  Entergy Arkansas recorded corresponding regulatory assets of approximately $21 million and construction work in progress of approximately $37 million.  Entergy Arkansas recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy Arkansas has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Arkansas is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery. Entergy Arkansas plans to present a cost recovery proposal to the APSC in a base rate case filing in March 2013.

Opportunity Sales Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenges sales made beginning in 2002 and requests refunds.  On July 20, 2009, the Utility operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explains that the FERC already has determined that Entergy Arkansas’s short-term wholesale sales did not trigger the “right-of-first-refusal” provision of the System Agreement.  While the D.C. Circuit recently determined that the “right-of-first-refusal” issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC has raised no additional claims or facts that would warrant the FERC reaching a different conclusion.

The LPSC filed direct testimony in the proceeding alleging, among other things, (1) that Entergy violated the System Agreement by permitting Entergy Arkansas to make non-requirements sales to non-affiliated third parties rather than making such energy available to the other Utility operating companies’ customers; and (2) that over the period 2000 - 2009, these non-requirements sales caused harm to the Utility operating companies’ customers and these customers should be compensated for this harm by Entergy.  In subsequent testimony the LPSC modified its original damages claim in favor of quantifying damages by re-running intra-system bills.  The Utility operating companies believe the LPSC's allegations are without merit.  A hearing in the matter was held in August 2010.

In December 2010, the ALJ issued an initial decision.  The ALJ found that the System Agreement allowed for Entergy Arkansas to make the sales to third parties but concluded that the sales should be accounted for in the same manner as joint account sales.  The ALJ concluded that “shareholders” should make refunds of the damages to the Utility operating companies, along with interest.  Entergy disagreed with several aspects of the ALJ’s initial decision and in January 2011 filed with the FERC exceptions to the decision.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The FERC issued a decision in June 2012 and held that, while the System Agreement is ambiguous, it does provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement does not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load, but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  Quantifying the effect of the FERC’s decision will require re-running intra-system bills for a ten-year period, and the FERC in its decision established further hearing procedures to determine the calculation of the effects.  In July 2012, Entergy and the LPSC filed requests for rehearing of the FERC’s June 2012 decision, which are pending with the FERC.

As required by the procedural schedule established in the calculation proceeding, Entergy filed its direct testimony that included a proposed illustrative re-run, consistent with the directives in FERC’s order, of intra-system bills for 2003, 2004, and 2006, the three years with the highest volume of opportunity sales.  Entergy’s proposed illustrative re-run of intra-system bills shows that the potential cost for Entergy Arkansas would be up to $12 million for the years 2003, 2004, and 2006, and the potential benefit would be significantly less than that for each of the other Utility operating companies.  Entergy’s proposed illustrative rerun of the intra-system bills also shows an offsetting potential benefit to Entergy Arkansas for the years 2003, 2004, and 2006 resulting from the effects of the FERC’s order on System Agreement Service Schedules MSS-1, MSS-2, and MSS-3, and the potential offsetting cost would be significantly less than that for each of the other Utility operating companies.  Entergy provided to the LPSC an illustrative intra-system bill recalculation as specified by the LPSC for the years 2003, 2004, and 2006, and the LPSC then filed answering testimony in December 2012.  In its testimony the LPSC claims that the damages that should be paid by Entergy Arkansas to the Utility operating company’s customers for 2003, 2004, and 2006 are $42 million to Entergy Gulf States, Inc., $7 million to Entergy Louisiana, $23 million to Entergy Mississippi, and $4 million to Entergy New Orleans; and that Entergy Arkansas “shareholders” should pay Entergy Arkansas customers $34 million.  The FERC staff and certain intervenors filed direct and answering testimony in February 2013.  A hearing is scheduled for May 2013, and the ALJ’s initial decision on the calculation of the effects is due by August 28, 2013.

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join MISO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Nuclear Decommissioning Costs

See “Nuclear Decommissioning Costs” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$3,461	$44,172
Rate of return on plan assets	(0.25%)	$1,934	$-
Rate of increase in compensation	0.25%	$1,369	$7,694

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$1,118	$11,528
Health care cost trend	0.25%	$1,690	$9,971

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2012 was $53.1 million.  Entergy Arkansas anticipates 2013 qualified pension cost to be approximately $63 million.  Entergy Arkansas’s contributions to the pension trust were $37.2 million in 2012 and are currently estimated to be approximately $34.9 million in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.

Total postretirement health care and life insurance benefit costs for Entergy Arkansas in 2012 were $18.1 million, including $5.8 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Arkansas expects 2013 postretirement health care and life insurance benefit costs to approximate $14.1 million, including $6.2 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Arkansas contributed $24.4 million to its other postretirement plans in 2012 and expects to contribute approximately $26.7 million in 2013.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

(page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc. and Subsidiaries
Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated income statements, consolidated statements of cash flows, and consolidated statements of changes in common equity (pages 284 through 288 and applicable items in pages 57 through 204) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$2,127,004	$2,084,310	$2,082,447

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	480,464	186,036	378,699
Purchased power	431,932	659,464	485,447
Nuclear refueling outage expenses	47,103	42,557	41,800
Other operation and maintenance	545,782	511,592	495,443
Decommissioning	40,484	38,064	35,790
Taxes other than income taxes	89,527	82,847	85,564
Depreciation and amortization	222,734	218,902	232,085
Other regulatory charges (credits) - net	(38,406)	(13,506)	1,603
TOTAL	1,819,620	1,725,956	1,756,431

OPERATING INCOME	307,384	358,354	326,016

OTHER INCOME
Allowance for equity funds used during construction	9,070	7,660	4,118
Interest and investment income	15,169	16,533	46,363
Miscellaneous - net	(4,049)	(4,172)	(1,743)
TOTAL	20,190	20,021	48,738

INTEREST EXPENSE
Interest expense	82,860	83,545	91,598
Allowance for borrowed funds used during construction	(2,457)	(2,826)	(2,406)
TOTAL	80,403	80,719	89,192

INCOME BEFORE INCOME TAXES	247,171	297,656	285,562

Income taxes	94,806	132,765	112,944

NET INCOME	152,365	164,891	172,618

Preferred dividend requirements	6,873	6,873	6,873

EARNINGS APPLICABLE TO
COMMON STOCK	$145,492	$158,018	$165,745

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$152,365	$164,891	$172,618
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	357,913	339,819	347,587
Deferred income taxes, investment tax credits, and non-current taxes accrued	(67,482)	94,410	100,071
Changes in assets and liabilities:
Receivables	(30,786)	(11,021)	34,214
Fuel inventory	(68)	(11,190)	(22,639)
Accounts payable	(179,009)	160,983	(14,777)
Prepaid taxes and taxes accrued	178,688	122,974	(63,188)
Interest accrued	(1,463)	2,861	426
Deferred fuel costs	112,471	(148,274)	61,300
Other working capital accounts	55,735	(3,855)	31,550
Provisions for estimated losses	182	(2,330)	(5,247)
Other regulatory assets	(88,119)	(215,841)	(87,087)
Pension and other postretirement liabilities	75,725	123,156	(32,496)
Other assets and liabilities	(57,035)	(52,459)	(10,072)
Net cash flow provided by operating activities	509,117	564,124	512,260

INVESTING ACTIVITIES
Construction expenditures	(361,858)	(382,776)	(291,267)
Allowance for equity funds used during construction	12,441	9,607	4,118
Nuclear fuel purchases	(215,968)	(148,657)	(82,371)
Proceeds from sale of nuclear fuel	96,700	-	-
Proceeds from sale of equipment	-	-	2,489
Proceeds from nuclear decommissioning trust fund sales	144,275	125,408	367,266
Investment in nuclear decommissioning trust funds	(154,608)	(140,724)	(400,832)
Payment for purchase of plant	(253,043)	-	-
Change in money pool receivable - net	9,327	24,101	(12,604)
Changes in other investments - net	-	-	2,415
Investment in affiliates	-	10,994	-
Remittances to transition charge account	(15,613)	(15,650)	(2,412)
Payments from transition charge account	15,099	14,173	-
Other	-	-	18
Net cash flow used in investing activities	(723,248)	(503,524)	(413,180)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	252,347	54,743	684,851
Retirement of long-term debt	(12,230)	(45,310)	(589,500)
Changes in credit borrowings - net	2,821	(28,863)	5,711
Dividends paid:
Common stock	(10,000)	(117,800)	(173,400)
Preferred stock	(6,873)	(6,873)	(6,873)
Net cash flow provided by (used in) financing activities	226,065	(144,103)	(79,211)

Net increase (decrease) in cash and cash equivalents	11,934	(83,503)	19,869

Cash and cash equivalents at beginning of period	22,599	106,102	86,233

Cash and cash equivalents at end of period	$34,533	$22,599	$106,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$79,271	$75,650	$85,639
Income taxes	$(20,480)	$(89,994)	$66,403

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$9,597	$4,712
Temporary cash investments	24,936	17,887
Total cash and cash equivalents	34,533	22,599
Securitization recovery trust account	4,403	3,890
Accounts receivable:
Customer	98,036	90,940
Allowance for doubtful accounts	(28,343)	(26,155)
Associated companies	67,277	58,030
Other	71,956	66,838
Accrued unbilled revenues	72,902	70,715
Total accounts receivable	281,828	260,368
Accumulated deferred income taxes	72,196	-
Deferred fuel costs	97,305	209,776
Fuel inventory - at average cost	48,975	48,889
Materials and supplies - at average cost	148,682	143,343
Deferred nuclear refueling outage costs	38,410	49,047
System agreement cost equalization	-	36,800
Prepayments and other	10,586	8,562
TOTAL	736,918	783,274

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	600,578	541,657
Non-utility property - at cost (less accumulated depreciation)	1,671	1,677
Other	41,182	3,182
TOTAL	643,431	546,516

UTILITY PLANT
Electric	8,693,659	8,079,732
Property under capital lease	1,154	1,234
Construction work in progress	205,982	120,211
Nuclear fuel	303,825	272,593
TOTAL UTILITY PLANT	9,204,620	8,473,770
Less - accumulated depreciation and amortization	4,104,882	3,833,596
UTILITY PLANT - NET	5,099,738	4,640,174

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	80,751	87,357
Other regulatory assets (includes securitization property of
$93,238 as of December 31, 2012 and $105,762 as of
December 31, 2011)	1,221,636	1,126,911
Other	36,971	27,980
TOTAL	1,339,358	1,242,248

TOTAL ASSETS	$7,819,445	$7,212,212

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$330,000	$-
Short-term borrowings	36,735	33,914
Accounts payable:
Associated companies	39,288	228,163
Other	200,964	138,054
Customer deposits	85,198	81,074
Taxes accrued	214,969	36,281
Accumulated deferred income taxes	5,927	124,267
Interest accrued	28,418	29,881
Other	45,208	23,305
TOTAL	986,707	694,939

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,829,281	1,708,760
Accumulated deferred investment tax credits	40,947	42,939
Other regulatory liabilities	143,901	133,960
Decommissioning	680,712	640,228
Accumulated provisions	5,822	5,640
Pension and other postretirement liabilities	614,805	539,016
Long-term debt (includes securitization bonds of $101,547 as of
December 31, 2012 and $113,761 as of December 31, 2011)	1,793,895	1,875,921
Other	27,409	10,335
TOTAL	5,136,772	4,956,799

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2012
and 2011	470	470
Paid-in capital	588,444	588,444
Retained earnings	990,702	855,210
TOTAL	1,579,616	1,444,124

TOTAL LIABILITIES AND EQUITY	$7,819,445	$7,212,212

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2012, 2011, and 2010

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2009	$470	$588,444	$822,647	$1,411,561
Net income	-	-	172,618	172,618
Common stock dividends	-	-	(173,400)	(173,400)
Preferred stock dividends	-	-	(6,873)	(6,873)
Balance at December 31, 2010	$470	$588,444	$814,992	$1,403,906
Net income	-	-	164,891	164,891
Common stock dividends	-	-	(117,800)	(117,800)
Preferred stock dividends	-	-	(6,873)	(6,873)
Balance at December 31, 2011	$470	$588,444	$855,210	$1,444,124
Net income	-	-	152,365	152,365
Common stock dividends	-	-	(10,000)	(10,000)
Preferred stock dividends	-	-	(6,873)	(6,873)
Balance at December 31, 2012	$470	$588,444	$990,702	$1,579,616

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2012	2011	2010	2009	2008
	(In Thousands)

Operating revenues	$2,127,004	$2,084,310	$2,082,447	$2,211,263	$2,328,349
Net Income	$152,365	$164,891	$172,618	$66,875	$47,152
Total assets	$7,819,445	$7,212,212	$6,751,368	$6,492,802	$6,568,213
Long-term obligations (1)	$1,910,245	$1,992,271	$1,946,494	$1,736,520	$1,800,735

(1) Includes long-term debt (excluding currently maturing debt), noncurrent capital lease obligations, and preferred stock without sinking fund.

	2012	2011	2010	2009	2008
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$766	$756	$773	$769	$756
Commercial	472	450	441	475	463
Industrial	439	421	415	433	461
Governmental	20	20	20	21	21
Total retail	1,697	1,647	1,649	1,698	1,701
Sales for resale:
Associated companies	320	279	302	350	416
Non-associated companies	49	96	78	102	156
Other	61	62	53	61	55
Total	$2,127	$2,084	$2,082	$2,211	$2,328
Billed Electric Energy Sales (GWh):
Residential	7,859	8,229	8,501	7,464	7,678
Commercial	6,046	6,051	6,144	5,817	5,875
Industrial	6,925	7,029	7,082	6,376	7,211
Governmental	257	275	277	269	274
Total retail	21,087	21,584	22,004	19,926	21,038
Sales for resale:
Associated companies	7,926	6,893	7,853	9,980	7,890
Non-associated companies	1,093	1,304	850	1,631	2,159
Total	30,106	29,781	30,707	31,537	31,087

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

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Gulf States Louisiana’s service area.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy Gulf States Louisiana’s electric facilities damaged by Hurricane Isaac are currently estimated to be approximately $70 million.  Entergy Gulf States Louisiana is considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, accessing funded storm reserves; securitization or other alternative financing; and traditional retail recovery on an interim and permanent basis.  In January 2013, Entergy Gulf States Louisiana drew $65 million from its funded storm reserves.  Storm cost recovery or financing may be subject to review by applicable regulatory authorities.

Entergy Gulf States Louisiana recorded accruals for the estimated costs incurred that were necessary to return customers to service.  Entergy Gulf States Louisiana recorded corresponding regulatory assets of approximately $17 million and construction work in progress of approximately $53 million.  Entergy Gulf States Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy Gulf States Louisiana has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Gulf States Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

2012 Compared to 2011

Net income decreased $42.6 million primarily due to lower net revenue and higher other operation and maintenance expenses. These items were partially offset by the $19.8 million income tax savings resulting from an IRS settlement in June 2012 related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which also resulted in a $27.7 million ($17 million net-of-tax) regulatory charge that reduced net revenue because the savings will be shared with customers. See Note 3 to the financial statements for additional discussion of the tax settlement and savings obligation.

2011 Compared to 2010

Net income increased $27.3 million primarily due to lower interest expense, a lower effective income tax rate, and lower other operation and maintenance expenses, offset by higher depreciation and amortization expenses.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Net Revenue

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$933.4
Louisiana Act 55 financing savings obligation	(26.7)
Retail electric price	(12.0)
Volume/weather	(7.9)
Net wholesale revenue	(7.8)
Transmission revenue	(7.2)
Other	(5.9)
2012 net revenue	$865.9

The Louisiana Act 55 financing savings obligation results from a regulatory charge recorded in 2012 because Entergy Gulf States Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Note 3 to the financial statements for additional discussion of the tax settlement and savings obligation.

The retail electric price variance is primarily due to increased affiliate purchased power capacity costs recovered through base rates set in the annual formula rate plan mechanism. See Note 2 to the financial statements for additional discussion of Entergy Gulf States Louisiana’s formula rate plan.

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac.

The net wholesale revenue variance is primarily due to decreased sales volume to municipal and co-op customers and lower prices.

The transmission revenue variance is primarily due to a revision to transmission investment equalization billings under the System Agreement among the Utility operating companies (for the approximate period of 1996 – 2011) recorded in the fourth quarter 2011.  See Note 2 to the financial statements for further discussion of the revision.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $203.8 million in gross wholesale revenues primarily due to a decrease in sales to affiliated customers, a decrease of $168.4 million in fuel cost recovery revenues primarily due to lower fuel rates, and a decrease of $59.3 million in rider revenues primarily due to higher System Agreement credits in 2012. See Note 2 to the financial statements for additional discussion of Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism.

Fuel and purchased power expenses decreased primarily due to:

•	a decrease in the average market prices of purchased power and natural gas; and
•
a decrease in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers and lower fuel cost recovery revenues in 2012.  See Note 2 to the financial statements for a discussion of the System Agreement proceedings.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Other regulatory charges increased primarily due to a settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing because the savings will be shared with customers.  See Note 3 to the financial statements for additional discussion of the settlement and savings obligation.

2011 Compared to 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$933.6
Retail electric price	(20.1)
Volume/weather	(5.2)
Transmission revenue	12.4
Fuel recovery	14.8
Other	(2.1)
2011 net revenue	$933.4

The retail electric price variance is primarily due to an increase in credits passed on to customers as a result of the Act 55 storm cost financing.  See “Hurricane Gustav and Hurricane Ike” below and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales, including during the unbilled sales period. The decrease was partially offset by an increase of 62 GWh, or 0.3%, in billed electricity usage, primarily due to increased consumption by an industrial customer as a result of the customer’s cogeneration outage and the addition of a new production unit by the industrial customer.

The transmission revenue variance is primarily due to a revision to transmission investment equalization billings under the System Agreement among the Utility operating companies (for the approximate period of 1996 – 2011) recorded in the fourth quarter 2011.  See Note 2 to the financial statements for further discussion of the revision.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2012 Compared to 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $10.4 million in nuclear generation expenses primarily due to higher labor costs, including higher contract labor;
•
an increase of $9.3 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•	$4.7 million of costs incurred in 2012 related to the planned spin-off and merger of the transmission business; and
•	an increase of $3.7 million in fossil-fueled generation expenses resulting primarily from increased plant outages and an increased scope of work as compared to the prior year.

The increase was partially offset by:

•
$5.8 million of transmission investment equalization expenses recorded in the fourth quarter 2011 as a result of a billing adjustment related to prior transmissions costs (for the approximate period of 1996 – 2011) allocable to Entergy Gulf States Louisiana under the System Agreement;

•	the deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $4.2 million; and
•	several individually insignificant items.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Income Taxes

The effective income tax rates were 24.9%, 30.8%, and 34.6% for 2012, 2011, and 2010, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Correction of Regulatory Asset for Income Taxes

See Note 2 to the financial statements for a discussion of the financial statement effects of a correction to Entergy Gulf States Louisiana’s regulatory asset for income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2012, 2011, and 2010 were as follows.

	2012	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$24,845	$155,173	$144,460

Net cash provided by (used in):
Operating activities	346,208	482,115	726,130
Investing activities	(201,440)	(267,262)	(541,583)
Financing activities	(133,927)	(345,181)	(173,834)
Net increase (decrease) in cash and cash equivalents	10,841	(130,328)	10,713

Cash and cash equivalents at end of period	$35,686	$24,845	$155,173

Operating Activities

Net cash provided by operating activities decreased $135.9 million in 2012 compared to 2011 primarily due to income tax payments in 2012 of $89.2 million in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement compared to income tax refunds of $56.3 million in 2011.  In 2012, Entergy Gulf States Louisiana no longer had a net operating loss carryover from prior years to reduce current taxable income.  Also contributing to the decrease in cash flow was Hurricane Isaac storm restoration spending in 2012.  In 2011, Entergy Gulf States Louisiana received tax cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds resulted from the reversal of temporary differences for which Entergy Gulf States Louisiana previously made cash tax payments.

The decrease was partially offset by:

•
an increase in the recovery of fuel and purchased power costs due to System Agreement bandwidth remedy payments of $75 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June – December 2005.  In the fourth quarter 2012, Entergy Gulf States Louisiana customers were credited $69.6 million. See Note 2 to the financial statements for a discussion of the System Agreement proceedings; and

•
a decrease of $13.7 million in pension contributions.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Net cash provided by operating activities decreased $244 million in 2011 compared to 2010 primarily due to:

•
proceeds of $240.3 million received from the LURC as a result of the Act 55 storm cost financings in 2010. See “Hurricane Gustav and Hurricane Ike” below and Note 2 to the financial statements for a discussion of the Act 55 storm cost financing; and

•	higher nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2011 and did not have one in 2010.

The decrease was partially offset by an increase in income tax refunds of $39.5 million in 2011 compared to 2010.  In 2011, Entergy Gulf States Louisiana received tax cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds resulted from the reversal of temporary differences for which Entergy Gulf States Louisiana previously made cash tax payments.

Investing Activities

Net cash used in investing activities decreased $65.8 million in 2012 compared to 2011 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	$51 million in proceeds from the sale of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party in 2012; and
•	a decrease in nuclear construction expenditures as a result of the River Bend refueling outage in 2011. River Bend had a refueling outage in 2011 and did not have one in 2012.

The decrease was partially offset by:

•	higher distribution construction expenditures due to Hurricane Isaac and increased reliability work performed in 2012;
•	money pool activity;
•	an increase in fossil-fueled generation construction expenditures due to an increased scope of work in 2012; and
•	an increase in transmission construction expenditures due to increased transmission plant upgrades in 2012.

Decreases in Entergy Gulf States Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool decreased by $23.6 million in 2012 compared to decreasing by $39.4 million in 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility operating companies’ need for external short-term borrowings.

Net cash used in investing activities decreased $274.3 million in 2011 compared to 2010 primarily due to:

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Financing Activities

Net cash used in financing activities decreased $211.3 million in 2012 compared to 2011 primarily due to a decrease of $187.8 million in common equity distributions and the issuance of $75 million 3.25% Series Q notes by the nuclear fuel company variable interest entity in July 2012, partially offset by:

•	the repayment, at maturity, of $60 million 5.41% Series O notes by the nuclear fuel company variable interest entity in July 2012;
•	the redemption of $10.84 million of pollution control revenue bonds in 2012 compared to the redemption of $47.34 million of pollution control revenue bonds in 2011; and
•	payments of $29.4 million on credit borrowings in 2012 compared to an increase of $5.2 million in credit borrowings in 2011 against the nuclear fuel company variable interest entity credit facility.

Net cash used in financing activities increased $171.3 million in 2011 compared to 2010 primarily due to an increase of $177.7 million in common equity distributions.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2012	December 31, 2011

Debt to capital	52.3%	53.6%
Effect of subtracting cash	(0.6%)	(0.4%)
Net debt to net capital	51.7%	53.2%

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Gulf States Louisiana’s planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations.

	2013	2014-2015	2016-2017	after 2017	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$79	$154	N/A	N/A	$233
Transmission	83	99	N/A	N/A	182
Distribution	76	138	N/A	N/A	214
Other	20	44	N/A	N/A	64
Total	$258	$435	N/A	N/A	$693
Long-term debt (2)	$153	$191	$237	$1,851	$2,432
Operating leases	$12	$30	$18	$44	$104
Purchase obligations (3)	$169	$289	$187	$197	$842

(1)
Includes approximately $146 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.  The planned amounts do not reflect the expected reduction in capital expenditures that would occur if the planned spin-off and merger of the transmission business with ITC Holdings occurs, and do not include material costs for capital projects that might result from the NRC post-Fukushima requirements that remain under development.

(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Gulf States Louisiana, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Gulf States Louisiana expects to contribute $11.2 million to its pension plans and $8.4 million to other postretirement plans in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also, in addition to the contractual obligations, Entergy Gulf States Louisiana has $304.8 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

As an indirect, wholly-owned subsidiary of Entergy Corporation, Entergy Gulf States Louisiana pays distributions from its earnings at a percentage determined monthly.  Entergy Gulf States Louisiana’s long-term debt indenture contains restrictions on the payment of cash dividends or other distributions on its common and preferred membership interests.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

New Nuclear Development

Entergy Gulf States Louisiana and Entergy Louisiana have been developing and are preserving a project option for new nuclear generation at River Bend.  In the first quarter 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and recognized on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary.  Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company’s current participation level in the project.

In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in their anticipated, upcoming rate case filings, fully reserving the LPSC’s right to determine the recoverability of such costs in rates.  On September 10, 2012, Entergy Gulf States Louisiana and Entergy Louisiana filed a petition for appeal and judicial review of the LPSC’s order with the Louisiana Nineteenth Judicial District Court.  A schedule for the appeal has not been established.  In their rate cases filed in February 2013, Entergy Gulf States Louisiana and Entergy Louisiana request recovery of their new nuclear generation development costs over a ten-year amortization period, with the costs included in rate base.

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

Entergy Gulf States Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2012	2011	2010	2009
(In Thousands)

($7,074)	$23,596	$63,003	$50,131

See Note 4 to the financial statements for a description of the money pool.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2017.  No borrowings were outstanding under the credit facility as of December 31, 2012.  See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in July 2013.  No borrowings were outstanding on the variable interest entity credit facility as of December 31, 2012.  See Note 4 to the financial statements for additional discussion of the variable interest entity credit facilities.

Entergy Gulf States Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of Entergy Gulf States Louisiana’s short-term borrowing limits.  Entergy Gulf States Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through July 2013.  Entergy Gulf States Louisiana has also obtained long-term financing authorization from the FERC that extends through September 2014 for issuances by its nuclear fuel company variable interest entity.

In February 2013 the Entergy Gulf States Louisiana nuclear fuel company variable interest entity issued $70 million of 3.38% Series R notes due August 2020.  The Entergy Gulf States Louisiana nuclear fuel company variable interest entity used the proceeds principally to purchase additional nuclear fuel.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy Gulf States Louisiana’s service territory.  The storms resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales during the power outages.  In October 2008, Entergy Gulf States Louisiana drew all of its $85 million funded storm reserve.  On October 15, 2008, the LPSC approved Entergy Gulf States Louisiana’s request to defer and accrue carrying costs on unrecovered storm expenditures during the period the company seeks regulatory recovery.  The approval was without prejudice to the ultimate resolution of the total amount of prudently incurred storm cost or final carrying cost rate.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

In July 2010, the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $244.1 million in bonds under Act 55.  From the $240.3 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $90 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $150.3 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana used $150.3 million to acquire 1,502,643.04 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion. In the first quarter 2012, Entergy Gulf States Louisiana sold to a third party for $51 million a portion of its investment in Entergy Holdings Company’s Class A preferred membership interests.

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

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana.  Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor.  All major permits and approvals required to begin construction have been obtained and construction is in progress.

Under the terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans, if one is in effect when the project is placed in service; alternatively, Entergy Gulf States Louisiana and Entergy Louisiana must file rate cases approximately 12 months prior to the expected in-service date.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Retail Rates – Electric

In October 2009, the LPSC approved a settlement that resolved Entergy Gulf States Louisiana’s 2007 test year filing and provided for a formula rate plan for the 2008, 2009, and 2010 test years.  10.65% is the target midpoint return on equity for the formula rate plan, with an earnings bandwidth of +/- 75 basis points (9.90% - 11.40%).  Entergy Gulf States Louisiana, effective with the November 2009 billing cycle, reset its rates to achieve a 10.65% return on equity for the 2008 test year.  The rate reset, a $44.3 million increase that includes a $36.9 million cost of service adjustment, plus $7.4 million net for increased capacity costs and a base rate reclassification, was implemented for the November 2009 billing cycle, and the rate reset was subject to refund pending review of the 2008 test year filing that was made in October 2009.  In January 2010, Entergy Gulf States Louisiana implemented an additional $23.9 million rate increase pursuant to a special rate implementation filing made in December 2009, primarily for incremental capacity costs approved by the LPSC.  In May 2010, Entergy Gulf States Louisiana and the LPSC staff submitted a joint report on the 2008 test year filing and requested that the LPSC accept the report, which resulted in a $0.8 million reduction in rates effective in the June 2010 billing cycle and a $0.5 million refund.  At its May 19, 2010 meeting, the LPSC accepted the joint report.

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

In May 2011, Entergy Gulf States Louisiana made a special formula rate plan rate implementation filing with the LPSC that implemented effective with the May 2011 billing cycle a $5.1 million rate decrease to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center by Entergy Louisiana.  As a result of the closing of the acquisition and termination of the pre-acquisition power purchase agreement with Acadia, Entergy Gulf States Louisiana’s allocation of capacity related to this unit ended, resulting in a reduction in the additional capacity revenue requirement.

In May 2011, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflected an 11.11% earned return on common equity, which is within the allowed earnings bandwidth, indicating no cost of service rate change is necessary under the formula rate plan.  The filing also reflected a $22.8 million rate decrease for incremental capacity costs.  Entergy Gulf States Louisiana and the LPSC Staff subsequently filed a joint report that also stated that no cost of service rate change is necessary under the formula rate plan, and the LPSC approved it in October 2011.

In November 2011, the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which is above the earnings bandwidth and would indicate a $6.5 million cost of service rate decrease was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for incremental capacity costs.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86% indicating a $5.7 million cost of service rate decrease is necessary under the formula rate plan.  The

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

revised filing also indicates that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The September 2012 rate change reduced Entergy Gulf States Louisiana’s revenues by approximately $8.7 million in 2012.  Subsequently, in December 2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflects expected retail jurisdictional cost of $16.9 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings remain subject to LPSC review.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Gulf States Louisiana, and the required filing was made on February 15, 2013.  Recognizing that the final structure of Entergy Gulf States Louisiana’s transmission business has not been determined, the filing presents two alternative scenarios for the LPSC to establish the appropriate level of rates for Entergy Gulf States Louisiana.

Under its primary request, Entergy Gulf States Louisiana assumes that it has completed integration into MISO and that the spin-off and merger of its transmission business with a subsidiary of ITC Holdings has occurred (the MISO/ITC Scenario).  Under the MISO/ITC Scenario, Entergy Gulf States Louisiana requests:

•	authorization to increase the revenue it collects from customers by approximately $28 million;
•	an authorized return on common equity of 10.4%;
•	authorization to increase depreciation rates embedded in the proposed revenue requirement;
•	authorization to implement a transmission cost recovery rider with a forward-looking test year and an annual true-up component; and,
•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Gulf States Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Under the alternative request contained in its filing, Entergy Gulf States Louisiana assumes that it has completed integration into MISO, but that the spin-off and merger of its transmission business with a subsidiary of ITC Holdings has not occurred (the MISO-Only Scenario).  Under the MISO-Only Scenario, Entergy Gulf States Louisiana requests:

•	authorization to increase the revenue it collects from customers by approximately $24 million;
•	an authorized return on common equity of 10.4%;
•	authorization to increase depreciation rates embedded in the proposed revenue requirement; and,
•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would include a mechanism to recover incremental transmission revenue requirement on the basis of a forward-looking test year as compared to the initial base year of 2014 with an annual true-up, that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Gulf States Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Retail Rates – Gas

In January 2013, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2012.  The filing showed an earned return on common equity of 11.18%, which results in a $43 thousand rate reduction.  The sixty-day review and comment period for this filing remains open.

Related to the annual gas rate stabilization plan proceedings, the LPSC directed its staff to initiate an evaluation of the 10.5% allowed return on common equity for the Entergy Gulf States Louisiana gas rate stabilization plan.  The LPSC directed that its staff should provide an analysis of the current return on equity and justification for any proposed changes to the return on equity.  A hearing in the proceeding was held in November 2012.  The ALJ issued a proposed recommendation in December 2012, finding that 9.4% is a more reasonable and appropriate rate of return on common equity.  Entergy Gulf States Louisiana filed exceptions to the ALJ’s recommendation and an LPSC decision is pending.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  In April 2012 the LPSC Staff filed its findings, suggesting adjustments that produced an 11.54% earned return on common equity for the test year and a $0.1 million rate reduction.  Entergy Gulf States Louisiana accepted the LPSC Staff’s recommendations, and the rate reduction was effective with the first billing cycle of May 2012.

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

In December 2011, the LPSC authorized its staff to initiate another proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  Discovery is in progress, but a procedural schedule has not been established.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join MISO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

Nuclear Decommissioning Costs

See “Nuclear Decommissioning Costs” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries’ Management’s Financial Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

Entergy Gulf States Louisiana, L.L.C.
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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$1,808	$23,290
Rate of return on plan assets	(0.25%)	$1,011	$-
Rate of increase in compensation	0.25%	$708	$4,256

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$876	$8,042
Health care cost trend	0.25%	$1,322	$7,509

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Gulf States Louisiana in 2012 was $19.8 million.  Entergy Gulf States Louisiana anticipates 2013 qualified pension cost to be $29.8 million.  Entergy Gulf States Louisiana contributed $13.6 million to its pension plans in 2012 and estimates 2013 pension contributions to be approximately $11.2 million; although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Total postretirement health care and life insurance benefit costs for Entergy Gulf States Louisiana in 2012 were $21.3 million, including $3.7 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Gulf States Louisiana expects 2013 postretirement health care and life insurance benefit costs to approximate $20.8 million, including $3.9 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Gulf States Louisiana contributed $7.6 million to its other postretirement plans in 2012 and expects to contribute approximately $8.4 million in 2013.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

(page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Baton Rouge, Louisiana

We have audited the accompanying balance sheets of Entergy Gulf States Louisiana, L.L.C. (the “Company”) as of December 31, 2012 and 2011, and the related income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity (pages 309 through 314 and applicable items in pages 57 through 204) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States Louisiana, L.L.C. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$1,606,165	$2,069,548	$2,015,710
Natural gas	48,729	64,861	81,311
TOTAL	1,654,894	2,134,409	2,097,021

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	194,878	437,301	312,960
Purchased power	562,247	780,711	851,694
Nuclear refueling outage expenses	17,565	18,227	24,046
Other operation and maintenance	361,415	351,070	361,329
Decommissioning	15,024	14,189	13,400
Taxes other than income taxes	76,295	75,858	77,519
Depreciation and amortization	146,673	143,387	132,714
Other regulatory charges (credits) - net	31,835	(17,045)	(1,248)
TOTAL	1,405,932	1,803,698	1,772,414

OPERATING INCOME	248,962	330,711	324,607

OTHER INCOME
Allowance for equity funds used during construction	8,694	9,094	5,513
Interest and investment income	42,773	40,945	42,293
Miscellaneous - net	(8,928)	(8,799)	(8,016)
TOTAL	42,539	41,240	39,790

INTEREST EXPENSE
Interest expense	83,251	84,356	101,318
Allowance for borrowed funds used during construction	(3,343)	(3,745)	(3,537)
TOTAL	79,908	80,611	97,781

INCOME BEFORE INCOME TAXES	211,593	291,340	266,616

Income taxes	52,616	89,736	92,297

NET INCOME	158,977	201,604	174,319

Preferred distribution requirements and other	825	825	827

EARNINGS APPLICABLE TO
COMMON EQUITY	$158,152	$200,779	$173,492

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

Net Income	$158,977	$201,604	$174,319
Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of $8,732, ($16,556), and ($340))	4,381	(29,306)	1,867
Other comprehensive income (loss)	4,381	(29,306)	1,867
Comprehensive Income	$163,358	$172,298	$176,186

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$158,977	$201,604	$174,319
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	214,929	207,753	194,265
Deferred income taxes, investment tax credits, and non-current taxes accrued	92,523	(4,845)	104,339
Changes in working capital:
Receivables	87,089	(82,221)	(30,732)
Fuel inventory	(3,718)	2,578	3,471
Accounts payable	(1,725)	(58,981)	80,874
Prepaid taxes and taxes accrued	(86,346)	148,313	(8,176)
Interest accrued	(647)	(1,177)	537
Deferred fuel costs	(96,230)	74,877	(20,050)
Other working capital accounts	(5,548)	(4,600)	13,068
Changes in provisions for estimated losses	(2,222)	1,353	83,011
Changes in other regulatory assets	(73,082)	(77,713)	141,216
Changes in pension and other postretirement liabilities	83,440	112,736	(14,041)
Other	(21,232)	(37,562)	4,029
Net cash flow provided by operating activities	346,208	482,115	726,130

INVESTING ACTIVITIES
Construction expenditures	(284,458)	(219,307)	(237,251)
Allowance for equity funds used during construction	8,694	9,094	5,513
Insurance proceeds	-	-	2,243
Nuclear fuel purchases	(51,610)	(87,901)	(47,785)
Proceeds from sale of nuclear fuel	67,632	9,647	-
Investment in affiliates	-	-	(150,264)
Payment to storm reserve escrow account	(99)	(124)	(90,073)
Receipts from storm reserve escrow account	3,364	-	-
Proceeds from nuclear decommissioning trust fund sales	131,042	76,844	100,825
Investment in nuclear decommissioning trust funds	(150,601)	(94,922)	(115,055)
Change in money pool receivable - net	23,596	39,407	(12,872)
Proceeds from the sale of investment	51,000	-	-
Other	-	-	3,136
Net cash flow used in investing activities	(201,440)	(267,262)	(541,583)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	74,251	-	306,234
Retirement of long-term debt	(70,840)	(47,340)	(344,841)
Change in money pool payable - net	7,074	-	-
Changes in credit borrowings - net	(29,400)	5,200	(10,100)
Dividends/distributions paid:
Common equity	(114,200)	(301,950)	(124,300)
Preferred membership interests	(825)	(825)	(827)
Other	13	(266)	-
Net cash flow used in financing activities	(133,927)	(345,181)	(173,834)

Net increase (decrease) in cash and cash equivalents	10,841	(130,328)	10,713

Cash and cash equivalents at beginning of period	24,845	155,173	144,460

Cash and cash equivalents at end of period	$35,686	$24,845	$155,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$80,848	$82,413	$97,803
Income taxes	$89,191	$(56,289)	$(16,803)

Noncash financing activities:
Repayment by Entergy Texas of assumed long-term debt	$-	$-	$167,742

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS

	December 31,
	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$35,085	$217
Temporary cash investments	601	24,628
Total cash and cash equivalents	35,686	24,845
Accounts receivable:
Customer	53,480	61,648
Allowance for doubtful accounts	(711)	(843)
Associated companies	71,697	171,431
Other	18,736	22,082
Accrued unbilled revenues	51,586	51,155
Total accounts receivable	194,788	305,473
Fuel inventory - at average cost	26,967	23,249
Materials and supplies - at average cost	121,289	114,075
Deferred nuclear refueling outage costs	5,953	21,066
Prepayments and other	7,911	5,180
TOTAL	392,594	493,888

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	289,664	339,664
Decommissioning trust funds	477,391	420,917
Non-utility property - at cost (less accumulated depreciation)	165,410	164,712
Storm reserve escrow account	86,984	90,249
Other	13,404	12,701
TOTAL	1,032,853	1,028,243

UTILITY PLANT
Electric	7,279,953	7,068,657
Natural gas	135,723	129,950
Construction work in progress	125,448	122,051
Nuclear fuel	146,768	206,031
TOTAL UTILITY PLANT	7,687,892	7,526,689
Less - accumulated depreciation and amortization	4,003,385	3,906,353
UTILITY PLANT - NET	3,684,507	3,620,336

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	171,051	173,724
Other regulatory assets	409,653	333,898
Deferred fuel costs	100,124	100,124
Other	12,337	13,506
TOTAL	693,165	621,252

TOTAL ASSETS	$5,803,119	$5,763,719

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$75,000	$60,000
Accounts payable:
Associated companies	89,377	73,305
Other	97,509	101,009
Customer deposits	48,265	49,734
Taxes accrued	21,021	107,367
Accumulated deferred income taxes	22,249	5,107
Interest accrued	25,437	26,084
Deferred fuel costs	948	97,178
Pension and other postretirement liabilities	7,803	7,911
Gas hedge contracts	2,620	8,572
Other	11,999	15,294
TOTAL	402,228	551,561

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,403,195	1,368,563
Accumulated deferred investment tax credits	78,312	81,520
Other regulatory liabilities	103,444	75,721
Decommissioning and asset retirement cost liabilities	380,822	359,792
Accumulated provisions	97,230	99,033
Pension and other postretirement liabilities	416,220	332,672
Long-term debt	1,442,429	1,482,430
Long-term payables - associated companies	29,510	31,254
Other	66,725	47,397
TOTAL	4,017,887	3,878,382

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,438,233	1,393,386
Accumulated other comprehensive loss	(65,229)	(69,610)
TOTAL	1,383,004	1,333,776

TOTAL LIABILITIES AND EQUITY	$5,803,119	$5,763,719

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2012, 2011, and 2010

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2009	$10,000	$1,445,425	$(42,171)	$1,413,254
Net income	-	174,319	-	174,319
Other comprehensive income	-	-	1,867	1,867
Dividends/distributions declared on common equity	-	(124,300)	-	(124,300)
Dividends/distributions declared on preferred membership interests	-	(827)	-	(827)
Other	-	(24)	-	(24)
Balance at December 31, 2010	$10,000	$1,494,593	$(40,304)	$1,464,289
Net income	-	201,604	-	201,604
Other comprehensive loss	-	-	(29,306)	(29,306)
Dividends/distributions declared on common equity	-	(301,950)	-	(301,950)
Dividends/distributions declared on preferred membership interests	-	(825)	-	(825)
Other	-	(36)	-	(36)
Balance at December 31, 2011	$10,000	$1,393,386	$(69,610)	$1,333,776
Net income	-	158,977	-	158,977
Member contribution	-	1,000	-	1,000
Other comprehensive income	-	-	4,381	4,381
Dividends/distributions declared on common equity	-	(114,200)	-	(114,200)
Dividends/distributions declared on preferred membership interests	-	(825)	-	(825)
Other	-	(105)	-	(105)
Balance at December 31, 2012	$10,000	$1,438,233	$(65,229)	$1,383,004

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2012	2011	2010	2009	2008
	(In Thousands)

Operating revenues	$1,654,894	$2,134,409	$2,097,021	$1,844,386	$2,733,365
Net Income	$158,977	$201,604	$174,319	$153,281	$131,888
Total assets	$5,803,119	$5,763,719	$5,690,376	$5,522,751	$6,010,721
Long-term obligations (1)	$1,442,429	$1,482,430	$1,584,332	$1,740,592	$1,944,180

	2012	2011	2010	2009	2008
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$389	$479	$498	$393	$554
Commercial	349	416	426	354	520
Industrial	392	490	489	383	672
Governmental	18	22	21	18	25
Total retail	1,148	1,407	1,434	1,148	1,771
Sales for resale:
Associated companies	377	562	463	475	643
Non-associated companies	34	52	79	105	181
Other	47	49	40	49	38
Total	$1,606	$2,070	$2,016	$1,777	$2,633
Billed Electric Energy Sales (GWh):
Residential	5,176	5,383	5,538	5,090	4,888
Commercial	5,287	5,239	5,274	5,058	4,973
Industrial	8,890	9,041	8,801	7,601	8,416
Governmental	228	222	210	213	215
Total retail	19,581	19,885	19,823	17,962	18,492
Sales for resale:
Associated companies	7,727	8,595	8,516	7,084	6,490
Non-associated companies	941	1,013	1,705	2,546	2,524
Total	28,249	29,493	30,044	27,592	27,506

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Louisiana’s service area.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Isaac are currently estimated to be approximately $220 million.  Entergy Louisiana is considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, accessing funded storm reserves; securitization or other alternative financing; and traditional retail recovery on an interim and permanent basis.  In January 2013, Entergy Louisiana drew all of its $187 million funded storm reserves.  Storm cost recovery or financing may be subject to review by applicable regulatory authorities.

Entergy Louisiana recorded accruals for the estimated costs incurred that were necessary to return customers to service.  Entergy Louisiana recorded corresponding regulatory assets of approximately $76 million and construction work in progress of approximately $144 million.  Entergy Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy Louisiana has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

2012 Compared to 2011

Net income decreased $192.8 million primarily due to a prior year settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a $422 million reduction in income tax expense in the third quarter 2011.  The net income effect was partially offset by a $199 million regulatory charge, which reduced net revenue in 2011 because Entergy Louisiana is sharing the benefit with customers.  Partially offsetting the decrease in net income was an IRS tax settlement, in second quarter 2012, related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which resulted in a $142.7 million income tax savings, partially offset by a $137.1 million ($84.3 million net-of-tax) regulatory charge, which reduced net revenue in 2012 because Entergy Louisiana is sharing the savings with customers.  See Notes 3 and 8 to the financial statements for additional discussion of the settlements and savings obligation.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Net Revenue

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$886.2
Mark-to-market tax settlement sharing	199.5
Retail electric price	6.7
Volume/weather	(21.4)
Louisiana Act 55 financing savings obligation	(134.1)
Other	(3.6)
2012 net revenue	$933.3

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

The retail electric price variance is primarily due to a special formula rate plan increase effective May 2011 in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center.  See Note 2 to the financial statements for discussion of the formula rate plan increase.

The volume/weather variance is primarily due to the effect of milder weather as compared to the previous year on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac, partially offset by increased usage in the industrial sector as a result of increased consumption by a large industrial customer in the chemical industry as a result of plant expansion.

The Louisiana Act 55 financing savings obligation sharing variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financings with customers.  See Note 3 to the financial statements for additional discussion of the settlement and savings obligation.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to:

•
a decrease of $330.3 million in fuel cost recovery revenues primarily due to lower fuel rates.  Entergy Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements;

•	a decrease of $42 million in rider revenues primarily due to higher System Agreement credits in 2012; and
•	the decrease related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power and a decrease in the recovery from customers of deferred fuel costs.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the third quarter 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to mark-to-market income tax treatment of power purchase contracts with customers, partially offset by a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana is sharing the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers.  See Notes 3 and 8 to the financial statements for additional discussion of the settlements and savings obligation.

2011 Compared to 2010

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2011 to 2010.

Amount
(In Millions)

2010 net revenue	$1,043.7
Mark-to-market tax settlement sharing	(195.9)
Volume/weather	11.6
Retail electric price	32.5
Other	(5.7)
2011 net revenue	$886.2

The mark-to-market tax settlement sharing variance results from a regulatory charge recorded in the third quarter 2011 because a portion of the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts will be shared with customers, slightly offset by the amortization of a portion of that charge beginning in October 2011.  See Notes 3 and 8 to the financial statements for additional discussion of the settlement and benefit sharing.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2012 Compared to 2011

Other operation and maintenance expenses decreased primarily due to:

•
$17.1 million of transmission investment equalization expenses recorded in the fourth quarter 2011 as a result of a billing adjustment related to prior transmission costs (for the approximate period of 1996-2011) allocable to Entergy Louisiana under the System Agreement;

•	a decrease of $7.3 million in fossil-fueled generation expenses due to an overall lower scope of outages compared to prior year;
•	the deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $5.2 million; and
•	a decrease of $2.7 million as a result of lower write-offs of uncollectible accounts in 2012.

The decrease was partially offset by:

•
an increase of $11.2 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs; and

•	$6.7 million of costs incurred in 2012 related to the planned spin-off and merger of the transmission business.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the acquisition of the Acadia Unit 2 in April 2011.

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

2011 Compared to 2010

Other operation and maintenance expenses increased primarily due to an increase of $17.1 million in transmission investment equalization expenses as a result of a billing adjustment recorded in the fourth quarter 2011 related to prior transmission costs (for the approximate period of 1996-2011) allocable to Entergy Louisiana under the System Agreement and an increase of $17.5 million in fossil-fueled generation expenses due to an overall higher scope of outages compared to prior year and the addition of Acadia Unit 2 in April 2011.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Income Taxes

The effective income tax rates for 2012, 2011, and 2010 were (84.7%), (357.0%), and 22.3%, respectively.  The effective income tax rate of (84.7%) for 2012 was primarily due to the settlement of the tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs and the reversal of the provision for the uncertain tax positions related to that item.  The decline in the rate for 2011 is primarily due to the reversal in the third quarter 2011 for uncertain tax positions resulting from a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates and for a discussion of the IRS settlement and audits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2012, 2011, and 2010 were as follows.

	2012	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$878	$123,254	$151,849

Net cash provided by (used in):
Operating activities	447,698	479,342	932,334
Investing activities	(850,866)	(811,203)	(861,329)
Financing activities	432,376	209,485	(99,600)
Net increase (decrease) in cash and cash equivalents	29,208	(122,376)	(28,595)

Cash and cash equivalents at end of period	$30,086	$878	$123,254

Operating Activities

Net cash provided by operating activities decreased $31.6 million in 2012 primarily due to decreased recovery of fuel costs due to a lower fuel rate for the period, Hurricane Isaac storm restoration spending in 2012, and an increase of $22.9 million in interest paid resulting from the increase in interest expense, as discussed above.  The decrease was partially offset by a decrease of $31.8 million in pension contributions and the purchase in 2011 of $28.1 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits.

Net cash provided by operating activities decreased $453 million in 2011 primarily due to proceeds of $462 million received in 2010 from the LURC as a result of the Act 55 storm cost financings.  The decrease was partially offset by income tax refunds of $39.6 million in 2011 compared to income tax payments of $28.3 million in 2010.  See “Hurricane Gustav and Hurricane Ike” below and Note 2 to the financial statements for a discussion of the storm cost financings.  In 2011, Entergy Louisiana received tax cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds primarily result from a decrease in 2010 taxable income from what was previously estimated because of the recognition of additional repair expenses for tax purposes associated with a tax accounting change filed in 2010.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities increased $39.7 million in 2012 primarily due to:

•	an increase in fossil construction expenditures due to spending on the Ninemile Unit 6 self-build project;
•	an increase in nuclear construction expenditures due to the Waterford 3 steam generator replacement project in 2012. The increase is partially offset by various nuclear projects in 2011;
•	higher distribution construction expenditures due to Hurricane Isaac; and
•	money pool activity.

The increase was partially offset by:

•	the purchase of the Acadia Unit 2 for approximately $300 million in April 2011;
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

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $9.4 million in 2012 compared to decreasing by $49.9 million in 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities decreased $50.1 million in 2011 primarily due to:

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
•
an increase in nuclear fuel activity because of the timing of refueling outages and the purchase of nuclear fuel inventory from System Fuels because the Utility companies will now purchase nuclear fuel throughout the nuclear fuel procurement cycle, rather than purchasing it from System Fuels at the time of refueling.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $49.9 million in 2011 compared to decreasing by $2.9 million in 2010.

Financing Activities

Net cash provided by financing activities increased $222.9 million in 2012 primarily due to:

•	net cash issuances of $650 million of first mortgage bonds in 2012 compared to net cash issuances of $200 million of first mortgage bonds in 2011;
•	a decrease of $342.6 million in common equity dividends in 2012;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•
the issuance by Entergy Louisiana Investment Recovery Funding, L.L.C., a wholly owned subsidiary of Entergy Louisiana, of $207.2 million of senior secured investment recovery bonds with a coupon rate of 2.04% in September 2011;

•	the issuance of the $25 million 3.25% Series G note by the nuclear fuel company variable interest entity in August 2012;
•	the issuance of the $20 million 3.30% Series F note by the nuclear fuel company variable interest entity in March 2011;
•	a principal payment of $25.6 million in 2012 for the Senior Secured Investment Recovery bonds;
•
an increase in borrowings of $10.3 million on the nuclear fuel company variable interest entity’s credit facility in 2012 compared to an increase in borrowings of $21.3 million on the nuclear fuel company variable interest entity’s credit facility in 2011;

•	a principal payment of $25.3 million in 2012 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $35.5 million in 2011;
•	borrowing of $50 million on Entergy Louisiana’s credit facility in 2011 and the payment on the credit borrowing of $50 million in 2012; and
•	money pool activity.

Decrease in Entergy Louisiana's payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $118.4 million in 2012 compared to increasing by $118.4 million in 2011.

Entergy Louisiana’s financing activities provided cash of $209.5 million in 2011 compared to using cash of $99.6 million in 2010 primarily due to:

•
the issuance by Entergy Louisiana Investment Recovery Funding, L.L.C., a wholly owned subsidiary of Entergy Louisiana, of $207.2 million of senior secured investment recovery bonds with a coupon of 2.04% in September 2011;

•	net cash issuances of $200 million of first mortgage bonds in 2011 compared to net cash redemptions of $120 million of first mortgage bonds in 2010;
•	an increase in borrowings on the nuclear fuel company variable interest entity’s credit facility;
•	borrowings of $50 million on its credit facility in 2011;
•	the retirement of the $30 million Series D note by the nuclear fuel company variable interest entity in January 2010;
•	the issuance of the $20 million Series F note by the nuclear fuel company variable interest entity in March 2011;
•	money pool activity;
•	common equity dividends of $358.2 million paid in 2011;
•	the issuance in October 2010 of $115 million of 5% Revenue Bonds Series 2010; and
•	a principal payment of $35.5 million in 2011 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $17.3 million in 2010.

Increases in Entergy Louisiana’s payable to the money pool are a source of cash flow, and Entergy Louisiana’s payable to the money pool increased by $118.4 million in 2011.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2012	December 31, 2011

Debt to capital	48.4%	47.2%
Effect of excluding securitization bonds	(1.6%)	(2.3%)
Debt to capital, excluding securitization bonds (1)	46.8%	44.9%
Effect of subtracting cash	(0.3%)	-%
Net debt to net capital, excluding securitization bonds (1)	46.5%	44.9%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations.

	2013	2014-2015	2016-2017	After 2017	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$530	$306	N/A	N/A	$836
Transmission	117	201	N/A	N/A	318
Distribution	130	233	N/A	N/A	363
Other	19	79	N/A	N/A	98
Total	$796	$819	N/A	N/A	$1,615
Long-term debt (2)	$152	$603	$404	$3,689	$4,848
Operating leases	$11	$18	$8	$4	$41
Purchase obligations (3)	$600	$1,150	$975	$5,981	$8,706

(1)
Includes approximately $207 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.  The planned amounts do not reflect the expected reduction in capital expenditures that would occur if the planned spin-off and merger of the transmission business with ITC Holdings occurs, and do not include material costs for capital projects that might result from the NRC post-Fukushima requirements that remain under development.

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

In addition to the contractual obligations given above, Entergy Louisiana currently expects to contribute approximately $20.7 million to its pension plans and approximately $10.2 million to other postretirement plans in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

The planned capital investment estimate for Entergy Louisiana reflects capital required to support existing business and customer growth, including the Ninemile 6 self-build project and final spending from the Waterford 3 steam generator replacement project, both of which are discussed below.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Management provides more information on long-term debt maturities in Note 5 to the financial statements.

As an indirect, wholly-owned subsidiary of Entergy Corporation, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly.  Entergy Louisiana’s long-term debt indenture contains restrictions on the payment of cash dividends or other distributions on its common and preferred membership interests.

Waterford 3 Steam Generator Replacement Project

Entergy Louisiana planned to replace the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, in the spring 2011.  Replacement of these components is common to pressurized water reactors throughout the nuclear industry.  In December 2010, Entergy Louisiana advised the LPSC that the replacement generators would not be completed and delivered by the manufacturer in time to install them during the spring 2011 refueling outage.  During the final steps in the manufacturing process, the manufacturer discovered separation of stainless steel cladding from the carbon steel base metal in the channel head of both replacement steam generators (RSGs), in areas beneath and adjacent to the divider plate.  As a result of this damage, the manufacturer was unable to meet the contractual delivery deadlines, and the RSGs were not installed in the spring 2011.  Waterford 3 resumed operations with the original steam generators upon completion of the spring 2011 refueling outage, which included inspection and maintenance of the original steam generators.

Entergy Louisiana worked with the RSG manufacturer to fully develop, evaluate, and implement repair options, and the RSGs were delivered in time for Waterford 3’s fall 2012 refueling outage, which began in October 2012.  During the fall 2012 refueling outage Entergy Louisiana replaced the RSGs, reactor vessel head, and control element drive mechanisms.  Those components, which together comprised the replacement project, were placed in-service in December 2012.

In June 2008, Entergy Louisiana filed with the LPSC for approval of the replacement project, including full cost recovery.  Following discovery and the filing of testimony by the LPSC staff and an intervenor, the parties entered into a stipulated settlement of the proceeding.  The LPSC unanimously approved the settlement in November 2008.  The settlement resolved the following issues: 1) the accelerated degradation of the steam generators is not the result of any imprudence on the part of Entergy Louisiana; 2) the decision to undertake the replacement project at the then-estimated cost is in the public interest, is prudent, and would serve the public convenience and necessity; 3) the scope of the replacement project is in the public interest; 4) undertaking the replacement project at the target installation date during the 2011 refueling outage is in the public interest; and 5) the jurisdictional costs determined to be prudent in a future prudence review are eligible for cost recovery, either in an extension or renewal of the formula rate plan or in a full base rate case including necessary pro forma adjustments.

In November 2011, the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan and provided a mechanism to begin recovering the costs of the replacement project in the first billing cycle after it is placed in service.  On December 21, 2012, Entergy Louisiana provided notice of the first year revenue requirement associated with the replacement project that would be placed into rates in the January 2013 billing cycle.  The estimated revenue requirement included the LPSC-jurisdictional share of the replacement project costs, less (i) a credit for earnings above a 10.25% return on common equity (based on the 2011 test year) for the period following the in-service date, and (ii) a credit for operation and maintenance savings expected from the RSGs.  These rates are anticipated to remain in effect until Entergy Louisiana’s rate case filed in February 2013 is resolved.  See “State and Local Rate Regulation and Fuel-Cost Recovery” below for additional discussion of the formula rate plan and rate case filings.  With completion of the replacement project, the LPSC will undertake a prudence review in connection with a filing to be made by Entergy Louisiana on or before April 30, 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.

See “State and Local Rate Regulation and Fuel-Cost Recovery” below for a discussion of the renewal of Entergy Louisiana’s formula rate plan for the 2011 test year and its provisions addressing the Waterford 3 steam generator replacement project.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana.  Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor.  All major permits and approvals required to begin construction have been obtained and construction is in progress.

Under the terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans, if one is in effect when the project is placed in service; alternatively, Entergy Gulf States Louisiana and Entergy Louisiana must file rate cases approximately 12 months prior to the expected in-service date.

New Nuclear Development

Entergy Gulf States Louisiana and Entergy Louisiana have been developing and are preserving a project option for new nuclear generation at River Bend.  In the first quarter 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and recognized on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary.  Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company’s current participation level in the project.

In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in their anticipated, upcoming rate case filings, fully reserving the LPSC’s right to determine the recoverability of such costs in rates.  On September 10, 2012, Entergy Gulf States Louisiana and Entergy Louisiana filed a petition for appeal and judicial review of the LPSC’s order with the Louisiana Nineteenth Judicial District Court.  A schedule for the appeal has not been established.  In their rate cases filed in February 2013, Entergy Gulf States Louisiana and Entergy Louisiana request recovery of their new nuclear generation development costs over a ten-year amortization period, with the costs included in rate base.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2012	2011	2010	2009
(In Thousands)

$9,433	($118,415)	$49,887	$52,807

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of December 31, 2012.  See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in July 2013.  As of December 31, 2012, $54.7 million was outstanding on the credit facility.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up the aggregate amount, at any one time outstanding, of $250 million.  See Note 4 to the financial statements for further discussion of Entergy Louisiana’s short-term borrowing limits.  Entergy Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through July 2013.  Entergy Louisiana has also obtained long-term financing authorization from the FERC that extends through January 2015 for issuances by its nuclear fuel company variable interest entity.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Louisiana, LLC and Subsidiaries
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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s current formula rate plan.  In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for incremental capacity costs.  In August 2012, Entergy Louisiana submitted a revised filing that reflects an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicates that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The September 2012 rate change contributed approximately $5.3 million to Entergy Louisiana’s revenues in 2012. Subsequently, in December 2012, Entergy Louisiana submitted a revised evaluation report that reflects two items: 1) a $17 million reduction for the first-year capacity charges for the purchase by Entergy Gulf States Louisiana from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy, and 2) an $88 million increase for the first-year retail revenue requirement associated with the Waterford 3 replacement steam generator project, which was in-service in December 2012.  These rate changes were implemented, subject to refund, effective with the first billing cycle of January 2013.  The 2011 test year filings remain subject to LPSC review.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Louisiana, and the required filing was made on February 15, 2013.  Recognizing that the final structure of Entergy Louisiana’s transmission business has not been determined, the filing presents two alternative scenarios for the LPSC to establish the appropriate level of rates for Entergy Louisiana.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Under its primary request, Entergy Louisiana assumes that it has completed integration into MISO and that the spin-off and merger of its transmission business with a subsidiary of ITC Holdings has occurred (the MISO/ITC Scenario).  Under the MISO/ITC Scenario, Entergy Louisiana requests:

•
authorization to increase the revenue it collects from customers by approximately $169 million (which does not take into account a revenue offset of approximately $1 million resulting from a proposed increase for those customers taking service under the Qualifying Facility Standby Service);

•	an authorized return on common equity of 10.4%;
•	authorization to increase depreciation rates embedded in the proposed revenue requirement;
•	authorization to implement a transmission cost recovery rider with a forward-looking test year and an annual true-up component; and,
•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Under the alternative request contained in its filing, Entergy Louisiana assumes that it has completed integration into MISO, but that the spin-off and merger of its transmission business with a subsidiary of ITC Holdings has not occurred (the MISO-Only Scenario).  Under the MISO-Only Scenario, Entergy Louisiana requests:

•
authorization to increase the revenue it collects from customers by approximately $145 million (which does not take into account a revenue offset of approximately $2 million resulting from a proposed increase for those customers taking service under the Qualifying Facility Standby Service);

•	an authorized return on common equity of 10.4%;
•	authorization to increase depreciation rates embedded in the proposed revenue requirement; and,
•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would include a mechanism to recover incremental transmission revenue requirement on the basis of a forward-looking test year as compared to the initial base year of 2014 with an annual true-up, that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

In April 2010, the LPSC authorized its staff to initiate an audit of Entergy Louisiana's fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC Staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1.0 million from Entergy Louisiana's fuel adjustment clause to base rates.  Two parties have intervened in the proceeding.  A procedural schedule has not yet been established.  Entergy Louisiana has recorded provisions for the estimated outcome of this proceeding.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join MISO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials associated with components within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with standard industry practices and guidelines.  As discussed above in more detail, Entergy Louisiana replaced the Waterford 3 steam generators, along with the reactor vessel closure head and control element drive mechanisms, and placed them in-service in December 2012.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Nuclear Decommissioning Costs

See “Nuclear Decommissioning Costs” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$2,368	$29,843
Rate of return on plan assets	(0.25%)	$1,201	$-
Rate of increase in compensation	0.25%	$968	$5,869

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$897	$8,198
Health care cost trend	0.25%	$1,304	$7,321

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2012 was $37.4 million.  Entergy Louisiana anticipates 2013 qualified pension cost to be $45.1 million.  Entergy Louisiana contributed $28.8 million to its pension plans in 2012 and anticipates funding approximately $20.7 million in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2012 were $22.1 million, including $3.6 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Louisiana expects 2013 postretirement health care and life insurance benefit costs to approximate $23 million, including $4 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Louisiana contributed $11 million to its other postretirement plans in 2012 and expects to contribute approximately $10.2 million in 2013.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Louisiana, LLC and Subsidiaries
Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of changes in equity (pages 335 through 340 and applicable items in pages 57 through 204) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, LLC and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$2,149,443	$2,508,915	$2,538,766

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	360,964	596,808	667,744
Purchased power	728,170	843,099	847,464
Nuclear refueling outage expenses	24,344	27,903	24,955
Other operation and maintenance	449,172	470,783	432,341
Decommissioning	23,406	24,658	22,960
Taxes other than income taxes	69,186	69,769	68,687
Depreciation and amortization	218,140	206,986	198,133
Other regulatory charges (credits) - net	127,050	182,800	(20,192)
TOTAL	2,000,432	2,422,806	2,242,092

OPERATING INCOME	149,011	86,109	296,674

OTHER INCOME
Allowance for equity funds used during construction	39,610	33,033	26,875
Interest and investment income	84,478	87,487	80,007
Miscellaneous - net	(2,584)	(3,520)	(4,043)
TOTAL	121,504	117,000	102,839

INTEREST EXPENSE
Interest expense	136,967	116,803	119,484
Allowance for borrowed funds used during construction	(18,611)	(17,406)	(17,952)
TOTAL	118,356	99,397	101,532

INCOME BEFORE INCOME TAXES	152,159	103,712	297,981

Income taxes	(128,922)	(370,211)	66,546

NET INCOME	281,081	473,923	231,435

Preferred distribution requirements and other	6,950	6,950	6,950

EARNINGS APPLICABLE TO
COMMON EQUITY	$274,131	$466,973	$224,485

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

Net Income	$281,081	$473,923	$231,435
Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of $5,095, ($7,363), and ($1,818))	(6,625)	(14,545)	577
Other comprehensive income (loss)	(6,625)	(14,545)	577
Comprehensive Income	274,456	$459,378	$232,012

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$281,081	$473,923	$231,435
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	293,774	288,459	285,330
Deferred income taxes, investment tax credits, and non-current taxes accrued	(59,069)	(327,046)	28,896
Changes in working capital:
Receivables	43,850	(50,014)	(6,245)
Fuel inventory	336	(23,916)	-
Accounts payable	40,085	21,489	86,103
Prepaid taxes and taxes accrued	(39,275)	56,348	(25,993)
Interest accrued	729	4,646	(2,991)
Deferred fuel costs	(93,103)	7,308	57,594
Other working capital accounts	(79,771)	34,824	(51,771)
Changes in provisions for estimated losses	(16,586)	(10,496)	203,255
Changes in other regulatory assets	(116,249)	(95,909)	150,952
Changes in other regulatory liabilities	81,259	206,643	43,188
Changes in pension and other postretirement liabilities	80,027	114,489	49,378
Other	30,610	(221,406)	(116,797)
Net cash flow provided by operating activities	447,698	479,342	932,334

INVESTING ACTIVITIES
Construction expenditures	(787,075)	(433,876)	(428,373)
Allowance for equity funds used during construction	39,610	33,033	26,875
Insurance proceeds	-	-	188
Nuclear fuel purchases	(159,501)	(155,932)	(617)
Proceeds from the sale of nuclear fuel	62,248	11,570	-
Payment for purchase of plant	-	(299,589)	-
Investment in affiliates	-	-	(262,430)
Payments to storm reserve escrow account	-	-	(200,166)
Receipts from storm reserve escrow account	13,669	-	-
Remittances to transition charge account	(30,042)	(5,200)	-
Payments from transition charge account	30,860	-	-
Proceeds from nuclear decommissioning trust fund sales	27,577	19,909	44,500
Investment in nuclear decommissioning trust funds	(39,374)	(30,728)	(53,579)
Change in money pool receivable - net	(9,433)	49,887	2,920
Changes in other investments - net	-	-	9,353
Other	595	(277)	-
Net cash flow used in investing activities	(850,866)	(811,203)	(861,329)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	663,975	1,170,441	498,801
Retirement of long-term debt	(50,899)	(785,547)	(567,326)
Change in money pool payable - net	(118,415)	118,415	-
Changes in credit borrowings - net	(39,735)	71,326	(24,125)
Dividends/distributions paid:
Common equity	(15,600)	(358,200)	-
Preferred membership interests	(6,950)	(6,950)	(6,950)
Net cash flow provided by (used in) financing activities	432,376	209,485	(99,600)

Net increase (decrease) in cash and cash equivalents	29,208	(122,376)	(28,595)

Cash and cash equivalents at beginning of period	878	123,254	151,849

Cash and cash equivalents at end of period	$30,086	$878	$123,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$130,934	$108,072	$118,676
Income taxes	$(41,423)	$(39,555)	$28,266

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$814	$878
Temporary cash investments	29,272	-
Total cash and cash equivalents	30,086	878
Securitization recovery trust account	4,382	5,200
Accounts receivable:
Customer	86,072	102,379
Allowance for doubtful accounts	(867)	(1,147)
Associated companies	42,938	60,661
Other	9,354	10,945
Accrued unbilled revenues	79,354	78,430
Total accounts receivable	216,851	251,268
Accumulated deferred income taxes	113,319	-
Deferred fuel costs	26,568	-
Fuel inventory	23,583	23,919
Materials and supplies - at average cost	152,170	140,561
Deferred nuclear refueling outage costs	44,457	24,197
Prepaid taxes	7,937	-
Prepayments and other	12,129	13,171
TOTAL	631,482	459,194

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,423	807,424
Decommissioning trust funds	287,418	253,968
Storm reserve escrow account	186,985	201,249
Non-utility property - at cost (less accumulated depreciation)	578	760
TOTAL	1,282,404	1,263,401

UTILITY PLANT
Electric	8,603,319	7,859,136
Property under capital lease	324,440	274,334
Construction work in progress	404,714	559,437
Nuclear fuel	204,019	165,380
TOTAL UTILITY PLANT	9,536,492	8,858,287
Less - accumulated depreciation and amortization	3,590,146	3,606,706
UTILITY PLANT - NET	5,946,346	5,251,581

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	193,114	175,952
Other regulatory assets (includes securitization property of
$172,838 as of December 31, 2012 and
$198,445 as of December 31, 2011)	913,562	814,472
Deferred fuel costs	67,998	67,998
Other	39,178	31,269
TOTAL	1,213,852	1,089,691

TOTAL ASSETS	$9,074,084	$8,063,867

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$14,236	$75,309
Short-term borrowings	54,657	44,392
Accounts payable:
Associated companies	103,454	218,001
Other	266,904	130,295
Customer deposits	88,805	86,099
Accumulated deferred income taxes	-	4,690
Taxes accrued	-	31,338
Interest accrued	37,264	36,535
Deferred fuel costs	-	66,535
Pension and other postretirement liabilities	9,170	9,161
System agreement cost equalization	-	36,800
Gas hedge contracts	3,442	12,397
Other	13,382	19,278
TOTAL	591,314	770,830

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	930,606	1,098,690
Accumulated deferred investment tax credits	70,193	73,283
Other regulatory liabilities	376,801	295,542
Decommissioning	418,122	345,834
Accumulated provisions	196,474	213,060
Pension and other postretirement liabilities	539,703	459,685
Long-term debt (includes securitization bonds of
$181,553 as of December 31, 2012 and
$207,123 as of December 31, 2011)	2,811,859	2,177,003
Other	68,516	65,011
TOTAL	5,412,274	4,728,108

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	3,016,628	2,504,436
Accumulated other comprehensive loss	(46,132)	(39,507)
TOTAL	3,070,496	2,564,929

TOTAL LIABILITIES AND EQUITY	$9,074,084	$8,063,867

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2012, 2011, and 2010

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2009	$100,000	$1,837,348	$(25,539)	$1,911,809
Net income	-	231,435	-	231,435
Other comprehensive income	-	-	577	577
Dividends/distributions declared on preferred membership interests	-	(6,950)	-	(6,950)
Balance at December 31, 2010	$100,000	$2,061,833	$(24,962)	$2,136,871
Net income	-	473,923	-	473,923
Additional contribution from parent	-	333,830	-	333,830
Other comprehensive loss	-	-	(14,545)	(14,545)
Dividends/distributions declared on common equity	-	(358,200)	-	(358,200)
Dividends/distributions declared on preferred membership interests	-	(6,950)	-	(6,950)
Balance at December 31, 2011	$100,000	$2,504,436	$(39,507)	$2,564,929
Net income	-	281,081	-	281,081
Additional contribution from parent	-	253,661	-	253,661
Other comprehensive income	-	-	(6,625)	(6,625)
Dividends/distributions declared on common equity	-	(15,600)	-	(15,600)
Dividends/distributions declared on preferred membership interests	-	(6,950)	-	(6,950)
Balance at December 31, 2012	$100,000	$3,016,628	$(46,132)	$3,070,496

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2012	2011	2010	2009	2008
	(In Thousands)

Operating revenues	$2,149,443	$2,508,915	$2,538,766	$2,183,586	$3,051,294
Net Income	$281,081	$473,923	$231,435	$232,845	$157,543
Total assets	$9,074,084	$8,063,867	$7,488,423	$6,861,903	$6,685,168
Long-term obligations (1)	$2,811,859	$2,177,003	$1,771,566	$1,622,709	$1,423,316

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

	2012	2011	2010	2009	2008
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$687	$830	$840	$669	$967
Commercial	482	549	543	456	660
Industrial	731	867	817	664	1,062
Governmental	38	42	42	36	51
Total retail	$1,938	$2,288	$2,242	$1,825	2,740
Sales for resale:
Associated companies	137	137	220	252	249
Non-associated companies	2	8	5	5	12
Other	72	76	72	102	50
Total	$2,149	$2,509	$2,539	$2,184	$3,051
Billed Electric Energy Sales (GWh):
Residential	8,703	9,303	9,533	8,684	8,487
Commercial	6,112	6,155	6,164	5,867	5,784
Industrial	16,416	15,813	14,473	13,386	13,162
Governmental	479	473	479	459	459
Total retail	31,710	31,744	30,649	28,396	27,892
Sales for resale:
Associated companies	2,156	2,145	2,860	1,513	2,028
Non-associated companies	65	185	101	109	205
Total	33,931	34,074	33,610	30,018	30,125

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Mississippi’s service area.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy Mississippi’s electric facilities damaged by Hurricane Isaac are currently estimated to be approximately $22 million.  Entergy Mississippi recorded accruals for the estimated costs incurred that were necessary to return customers to service.  Entergy Mississippi recorded corresponding regulatory assets of approximately $7 million and construction work in progress of approximately $15 million.  Entergy Mississippi recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable.  Because Entergy Mississippi has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy Mississippi is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

2012 Compared to 2011

Net income decreased $62.0 million primarily due to a higher effective income tax rate and higher other operation and maintenance expenses.

2011 Compared to 2010

Net income increased $23.4 million primarily due to a lower effective income tax rate.

Net Revenue

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$554.9
Retail electric price	28.3
Volume/weather	(4.4)
Other	(0.8)
2012 net revenue	$578.0

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in the storm cost recovery rider, as approved by the MPSC for a five-month period effective August 2012. The recovery of storm costs is offset in other operation and maintenance expenses.

The volume/weather variance is primarily due to a decrease of 301 GWh, or 2%, in billed electricity usage, including the effect of milder weather compared to last year on residential and commercial sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $84.1 million in gross wholesale revenues due to a decrease in sales to affiliated customers and a decrease of $89.5 million in fuel cost recovery revenues primarily attributable to lower fuel rates.  The decrease was partially offset by an increase of $20.7 million in storm cost recovery rider revenue, as discussed above.  Entergy Mississippi’s fuel recovery mechanism and storm cost recovery rider are discussed further in Note 2 to the financial statements.

Fuel and purchased power expenses decreased primarily due to a decrease in average market prices of natural gas and purchased power and a decrease in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers.  See Note 2 to the financial statements for a discussion of the System Agreement proceedings.

Other regulatory charges decreased primarily due to decreased recovery of costs associated with the power management rider. There is no material effect on net income because the power management recovery rider is an exact recovery rider and any differences in revenues and expenses are deferred for future recovery.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2012 Compared to 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $21.1 million resulting from a temporary increase in the storm damage reserve authorized by the MPSC effective August 2012;
•	$7.6 million of costs incurred in 2012 related to the planned spin-off and merger of the transmission business; and
•
an increase of $4.8 million in compensation and benefits costs primarily resulting from decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes due to a higher 2012 assessment as compared to 2011.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to a decrease in allowance for equity funds used during construction due to less construction work in progress in 2012 as compared to 2011.

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

Interest expense decreased primarily due to a revision in 2011 caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects.

Income Taxes

The effective income tax rates for 2012, 2011, and 2010 were 55.6%, 20.9%, and 37.0%, respectively.  The increase in the rate for 2012 and the decline in the rate for 2011 is primarily due to intercompany settle ups for federal income taxes for the effects of various tax positions settled with the IRS for years prior to 2008 which include an allocation of the tax benefit of Entergy Corporation’s expenses to the subsidiaries generating taxable income for the respective years.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2012, 2011, and 2010 were as follows.

	2012	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$16	$1,216	$91,451

Net cash provided by (used in):
Operating activities	202,406	99,596	120,107
Investing activities	(391,127)	(151,830)	(174,096)
Financing activities	241,675	51,034	(36,246)
Net increase (decrease) in cash and cash equivalents	52,954	(1,200)	(90,235)

Cash and cash equivalents at end of period	$52,970	$16	$1,216

Operating Activities

Net cash provided by operating activities increased $102.8 million in 2012 primarily due to:

•	the purchase in 2011 of $42.6 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies;
•	income tax payments of $22.1 million in 2011; and
•	a decrease of $19.5 million in pension contributions. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension funding.

Net cash provided by operating activities decreased $20.5 million in 2011 primarily due to the purchase of $42.6 million of fuel oil inventory in 2011 from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies.  The decrease was partially offset by an increase in the recovery of fuel costs.

Investing Activities

Net cash used in investing activities increased $239.3 million in 2012 primarily due to the payment for the purchase of Hinds Energy Facility in November 2012 of approximately $203 million, including adjustments to the purchase price, and money pool activity.  See Note 15 to the financial statements for a discussion of the purchase of Hinds Energy Facility.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $16.9 million in 2012.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities decreased $22.3 million in 2011 primarily due to a decrease in construction expenditures because of a $49 million payment in 2010 to a System Energy subsidiary for costs associated with the development of new nuclear generation at Grand Gulf and the repayment by System Fuels of Entergy Mississippi’s $5.5 million investment in System Fuels.  The decrease was offset by money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $31.4 million in 2010.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Financing Activities

Net cash provided by financing activities increased $190.6 million in 2012 compared to 2011 primarily due to:

•	redemptions of $80 million of 4.65% Series first mortgage bonds and $100 million of 5.92% Series first mortgage bonds in second quarter 2011;
•
the issuance of $250 million of 3.1% Series first mortgage bonds in December 2012 compared to the issuance of $150 million of 6.0% Series first mortgage bonds in April 2011 and the issuance of $125 million of $3.25% Series first mortgage bonds in May 2011; and

•	money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $2.0 million in 2012 compared to decreasing by $31.3 million in 2011.

Entergy Mississippi’s financing activities provided $51.0 million of cash in 2011 compared to using $36.2 million of cash in 2010 primarily due to:

•	the issuance of $275 million of first mortgage bonds in 2011 compared to the issuance of $80 million of first mortgage bonds in 2010; and
•	a decrease of $40.1 million in common stock dividends.

The net cash provided was partially offset by the redemption of $180 million of first mortgage bonds in 2011 compared to the redemption of $100 million of first mortgage bonds in 2010 and money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $31.3 million in 2011 compared to increasing by $33.3 million in 2010.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2012	December 31, 2011

Debt to capital	55.9%	51.2%
Effect of subtracting cash	(1.2%)	-%
Net debt to net capital	54.7%	51.2%

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

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments, and existing debt obligations and lease obligations (includes estimated interest payments).

	2013	2014-2015	2016-2017	After 2017	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$20	$50	N/A	N/A	$70
Transmission	50	151	N/A	N/A	201
Distribution	87	165	N/A	N/A	252
Other	11	39	N/A	N/A	50
Total	$168	$405	N/A	N/A	$573
Long-term debt (2)	$154	$107	$225	$1,594	$2,080
Capital lease payments	$3	$3	$3	$1	$10
Operating leases	$7	$12	$6	$6	$31
Purchase obligations (3)	$243	$472	$455	$1,856	$3,026

(1)
Includes approximately $131 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems, and to support normal customer growth.  The planned amounts do not reflect the expected reduction in capital expenditures that would occur if the planned spin-off and merger of the transmission business with ITC Holdings occurs.

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

In addition to the contractual obligations given above, Entergy Mississippi currently expects to contribute approximately $8 million to its pension plans and approximately $5.5 million to other postretirement plans in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

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

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly.  Entergy Mississippi’s long-term debt indenture restricts the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2012, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $68.5 million.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

New Nuclear Generation Development Costs

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi has been developing and is preserving a project option for new nuclear generation at Grand Gulf Nuclear Station.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In October 2010, Entergy Mississippi filed an application with the MPSC requesting that the MPSC determine that it is in the public interest to preserve the option to construct new nuclear generation at Grand Gulf and that the MPSC approve the deferral of Entergy Mississippi’s costs incurred to date and in the future related to this project, including the accrual of AFUDC or similar carrying charges.  In October 2011, Entergy Mississippi and the Mississippi Public Utilities Staff filed with the MPSC a joint stipulation that the MPSC approved in November 2011.  The stipulation states that there should be a deferral of the $57 million of costs incurred through September 2011 in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf.  The costs shall be treated as a regulatory asset until the proceeding is resolved.  The Mississippi Public Utilities Staff and Entergy Mississippi also agree that the MPSC should conduct a hearing to consider the relief requested by Entergy Mississippi in its application, including evidence regarding whether costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf were prudently incurred and are otherwise allowable.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that such prudently incurred costs shall be recoverable in a manner to be determined by the MPSC.  In the Stipulation, the Mississippi Public Utilities Staff and Entergy Mississippi agree that the development of a nuclear unit project option is consistent with the Mississippi Baseload Act.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that the deferral of costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf also is consistent with the Mississippi Baseload Act.  Entergy Mississippi will not accrue carrying charges or continue to accrue AFUDC on the costs, pending the outcome of the proceeding.  Further proceedings before the MPSC have not been scheduled.

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

In May 2012, Entergy Mississippi renewed its three separate credit facilities through May 2013 in the aggregate amount of $70 million.  No borrowings were outstanding under the credit facilities as of December 31, 2012.  See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2012	2011	2010	2009
(In Thousands)

$16,878	($1,999)	($33,255)	$31,435

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

In March 2012, Entergy Mississippi submitted its formula rate plan filing for the 2011 test year.  The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates.  In February 2013 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for no change in rates.

In August 2012 the MPSC opened inquiries to review whether the current formulaic methodology used to calculate the return on common equity in both Entergy Mississippi’s formula rate plan and Mississippi Power Company’s annual formula rate plan are still appropriate or can be improved to better serve the public interest. The intent of this inquiry and review is for informational purposes only; the evaluation of any recommendations for changes to the existing methodology would take place in a general rate case or in the existing formula rate plan docket.

Fuel and Purchased Power Cost Recovery

Entergy Mississippi’s rate schedules include an energy cost recovery rider that, effective January 1, 2013, is adjusted annually to reflect accumulated over- or under-recoveries.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the attorney general’s suit to U.S. District Court in Jackson, Mississippi.  The Mississippi attorney general moved to remand the matter to state court.  In August 2012 the District Court issued an opinion denying the Attorney General’s motion for remand, finding that the District Court has subject matter jurisdiction under the Class Action Fairness Act.

The defendant Entergy companies answered the complaint and filed a counterclaim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act.  In May 2009 the defendant Entergy companies filed a motion for judgment on the pleadings asserting grounds of federal preemption, the exclusive jurisdiction of the MPSC, and factual errors in the attorney general’s complaint.  In September 2012 the District Court heard oral argument on Entergy’s motion for judgment on the pleadings.  The District Court’s ruling on the motion for judgment on the pleadings is pending.

Storm Damage Accrual and Storm Cost Recovery

In two orders issued in July 2012 the MPSC temporarily increased Entergy Mississippi’s storm damage reserve monthly accrual from $0.75 million to $2.0 million for bills rendered during the billing months of August 2012 through December 2012, and approved recovery of $14.9 million in prudently incurred storm costs to be amortized over five months, beginning with August 2012 bills.

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join MISO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Environmental Risks

Entergy Mississippi’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy Mississippi is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

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

Entergy Mississippi, Inc.
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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected qualified benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$966	$12,441
Rate of return on plan assets	(0.25%)	$616	$-
Rate of increase in compensation	0.25%	$389	$2,222

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$367	$3,678
Health care cost trend	0.25%	$561	$3,269

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2012 was $12.3 million.  Entergy Mississippi anticipates 2013 qualified pension cost to be $15.4 million.  Entergy Mississippi contributed $9.7 million to its qualified pension plans in 2012 and anticipates that it will contribute approximately $8 million in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.

Total postretirement health care and life insurance benefit costs for Entergy Mississippi in 2012 were $6.4 million, including $1.8 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Mississippi expects 2013 postretirement health care and life insurance benefit costs to approximate $4.8 million, including $1.9 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Mississippi contributed $6.6 million to its other postretirement plans in 2012 and expects to contribute $5.5 million in 2013.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 354 through 358 and applicable items in pages 57 through 204) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$1,120,366	$1,266,470	$1,232,922

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	227,133	363,025	277,806
Purchased power	320,923	339,061	383,769
Other operation and maintenance	244,722	210,657	217,354
Taxes other than income taxes	75,006	69,759	66,841
Depreciation and amortization	97,768	93,119	89,875
Other regulatory charges (credits) - net	(5,701)	9,460	16,001
TOTAL	959,851	1,085,081	1,051,646

OPERATING INCOME	160,515	181,389	181,276

OTHER INCOME
Allowance for equity funds used during construction	3,955	7,755	6,655
Interest and investment income	170	249	416
Miscellaneous - net	(3,951)	(3,904)	(804)
TOTAL	174	4,100	6,267

INTEREST EXPENSE
Interest expense	57,345	52,273	55,774
Allowance for borrowed funds used during construction	(2,103)	(4,314)	(3,719)
TOTAL	55,242	47,959	52,055

INCOME BEFORE INCOME TAXES	105,447	137,530	135,488

Income taxes	58,679	28,801	50,111

NET INCOME	46,768	108,729	85,377

Preferred dividend requirements and other	2,828	2,828	2,828

EARNINGS APPLICABLE TO
COMMON STOCK	$43,940	$105,901	$82,549

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$46,768	$108,729	$85,377
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	97,768	93,119	89,875
Deferred income taxes, investment tax credits, and non-current taxes accrued	58,221	(3,443)	48,744
Changes in assets and liabilities:
Receivables	42,222	5,488	(42,790)
Fuel inventory	(6,202)	(35,621)	(1,003)
Accounts payable	(3,796)	(7,059)	1,906
Taxes accrued	6,791	13,535	(12,817)
Interest accrued	(3,324)	456	1,915
Deferred fuel costs	(42,331)	18,998	(76,064)
Other working capital accounts	(6,859)	(27,480)	46,101
Provisions for estimated losses	(2,469)	(1,177)	(1,937)
Other regulatory assets	(6,501)	(83,399)	(5,780)
Pension and other postretirement liabilities	16,782	39,183	(6,525)
Other assets and liabilities	5,336	(21,733)	(6,895)
Net cash flow provided by operating activities	202,406	99,596	120,107

INVESTING ACTIVITIES
Construction expenditures	(175,544)	(165,998)	(223,787)
Allowance for equity funds used during construction	3,955	7,755	6,655
Proceeds from sale of assets	-	868	3,951
Payment for purchase of plant	(202,668)	-	-
Change in money pool receivable - net	(16,878)	-	31,435
Changes in other investments - net	8	18	7,615
Investments in affiliates	-	5,527	-
Other	-	-	35
Net cash flow used in investing activities	(391,127)	(151,830)	(174,096)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	246,502	268,418	76,727
Retirement of long-term debt	-	(180,000)	(100,000)
Change in money pool payable - net	(1,999)	(31,256)	33,255
Dividends paid:
Common stock	-	(3,300)	(43,400)
Preferred stock	(2,828)	(2,828)	(2,828)
Net cash flow provided by (used in) financing activities	241,675	51,034	(36,246)

Net increase (decrease) in cash and cash equivalents	52,954	(1,200)	(90,235)

Cash and cash equivalents at beginning of period	16	1,216	91,451

Cash and cash equivalents at end of period	$52,970	$16	$1,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$58,043	$49,192	$51,250
Income taxes	$(696)	$22,094	$16,401

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$585	$7
Temporary cash investments	52,385	9
Total cash and cash equivalents	52,970	16
Accounts receivable:
Customer	49,836	51,026
Allowance for doubtful accounts	(910)	(756)
Associated companies	25,504	51,329
Other	11,072	13,924
Accrued unbilled revenues	43,045	38,368
Total accounts receivable	128,547	153,891
Deferred fuel costs	26,490	-
Accumulated deferred income taxes	44,027	11,694
Fuel inventory - at average cost	48,778	42,499
Materials and supplies - at average cost	40,331	35,716
Prepayments and other	5,329	4,666
TOTAL	346,472	248,482

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,698	4,725
Escrow accounts	61,836	31,844
TOTAL	66,534	36,569

UTILITY PLANT
Electric	3,708,743	3,274,031
Property under capital lease	8,112	10,721
Construction work in progress	62,876	105,083
TOTAL UTILITY PLANT	3,779,731	3,389,835
Less - accumulated depreciation and amortization	1,324,627	1,210,092
UTILITY PLANT - NET	2,455,104	2,179,743

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	63,614	65,196
Other regulatory assets	401,471	393,387
Other	20,832	20,017
TOTAL	485,917	478,600

TOTAL ASSETS	$3,354,027	$2,943,394

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$100,000	$-
Accounts payable:
Associated companies	42,398	46,311
Other	44,856	41,489
Customer deposits	71,182	68,610
Taxes accrued	52,327	45,536
Interest accrued	18,226	21,550
Deferred fuel costs	-	15,841
Accumulated deferred income taxes	218	-
Other	21,490	17,474
TOTAL	350,697	256,811

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	761,812	672,129
Accumulated deferred investment tax credits	7,257	6,372
Obligations under capital lease	5,329	8,112
Other regulatory liabilities	1,235	-
Asset retirement cost liabilities	6,039	5,697
Accumulated provisions	35,820	38,289
Pension and other postretirement liabilities	160,866	144,088
Long-term debt	1,069,519	920,439
Other	25,426	5,370
TOTAL	2,073,303	1,800,496

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2012 and 2011	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	681,010	637,070
TOTAL	879,646	835,706

TOTAL LIABILITIES AND EQUITY	$3,354,027	$2,943,394

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2012, 2011, and 2010

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2009	$199,326	$(690)	$495,320	$693,956
Net income	-	-	85,377	85,377
Common stock dividends	-	-	(43,400)	(43,400)
Preferred stock dividends	-	-	(2,828)	(2,828)
Balance at December 31, 2010	$199,326	$(690)	$534,469	$733,105
Net income	-	-	108,729	108,729
Common stock dividends	-	-	(3,300)	(3,300)
Preferred stock dividends	-	-	(2,828)	(2,828)
Balance at December 31, 2011	$199,326	$(690)	$637,070	$835,706
Net income	-	-	46,768	46,768
Preferred stock dividends	-	-	(2,828)	(2,828)
Balance at December 31, 2012	$199,326	$(690)	$681,010	$879,646

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2012	2011	2010	2009	2008
	(In Thousands)

Operating revenues	$1,120,366	$1,266,470	$1,232,922	$1,180,107	$1,464,699
Net Income	$46,768	$108,729	$85,377	$79,367	$61,264
Total assets	$3,354,027	$2,943,394	$2,772,778	$2,689,933	$2,533,746
Long-term obligations (1)	$1,125,229	$978,932	$806,506	$900,634	$752,129

(1) Includes long-term debt (excluding currently maturing debt), noncurrent capital lease obligations, and preferred stock without sinking fund.

	2012	2011	2010	2009	2008
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$454	$490	$509	$467	$556
Commercial	381	401	406	395	482
Industrial	140	146	145	147	199
Governmental	37	37	38	37	44
Total retail	1,012	1,074	1,098	1,046	1,281
Sales for resale:
Associated companies	23	104	55	52	96
Non-associated companies	24	27	33	28	36
Other	61	61	47	54	52
Total	$1,120	$1,266	$1,233	$1,180	$1,465
Billed Electric Energy Sales (GWh):
Residential	5,550	5,848	6,077	5,358	5,354
Commercial	4,915	4,985	5,000	4,756	4,841
Industrial	2,400	2,326	2,250	2,178	2,565
Governmental	408	415	416	405	411
Total retail	13,273	13,574	13,743	12,697	13,171
Sales for resale:
Associated companies	232	431	268	198	534
Non-associated companies	265	332	402	330	401
Total	13,770	14,337	14,413	13,225	14,106

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy New Orleans’s service area.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac are currently estimated to be approximately $48 million.  Entergy New Orleans is considering all reasonable avenues to recover storm-related costs from Hurricane Isaac, including, but not limited to, accessing funded storm reserves; securitization or other alternative financing; and traditional retail recovery on an interim and permanent basis.  In November 2012, Entergy New Orleans drew $10 million from its funded storm reserves.  Storm cost recovery or financing may be subject to review by applicable regulatory authorities.

Entergy New Orleans recorded accruals for the estimated costs incurred that were necessary to return customers to service.  Entergy New Orleans recorded corresponding regulatory assets of approximately $18 million and construction work in progress of approximately $30 million.  Entergy New Orleans recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy New Orleans has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy New Orleans is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Results of Operations

Net Income

2012 Compared to 2011

Net income decreased $18.9 million primarily due to higher other operation and maintenance expenses and lower net revenue.

2011 Compared to 2010

Net income increased $4.9 million primarily due to lower other operation and maintenance expenses, lower taxes other than income taxes, a lower effective income tax rate, and lower interest expense, partially offset by lower net revenue.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Net Revenue

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$247.0
Retail electric price	(6.2)
Volume/weather	(4.8)
Other	1.9
2012 net revenue	$237.9

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2011.  See Note 2 to the financial statements for a discussion of the formula rate plan filing.

The volume/weather variance is primarily due to effect of milder weather, as compared to the prior period, on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $53.3 million in gross wholesale revenue primarily due to decreased sales to affiliate customers; and
•
a decrease of $18.9 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates and the effect of milder weather.  Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements.

Fuel and purchased power expenses decreased primarily due to a decrease in demand for gas-fired generation and a decrease in the average market price of natural gas, partially offset by an increase in the average market price of purchased power.

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

2012 Compared to 2011

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

Income Taxes

The effective income tax rates for 2012, 2011, and 2010 were 29.8%, 30.6%, and 34.8%, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2012, 2011, and 2010 were as follows.

	2012	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,834	$54,986	$191,191

Net cash provided by (used in):
Operating activities	52,089	44,927	48,965
Investing activities	(78,040)	(46,019)	(31,561)
Financing activities	25,508	(44,060)	(153,609)
Net decrease in cash and cash equivalents	(443)	(45,152)	(136,205)

Cash and cash equivalents at end of period	$9,391	$9,834	$54,986

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Operating Activities

Net cash provided by operating activities increased $7.2 million in 2012 primarily due to income tax refunds of $13 million in 2012 compared to income tax payments of $39.4 million in 2011 and a decrease of $6.3 million in pension contributions offset by Hurricane Isaac storm restoration spending in 2012, the timing of collections of customer receivables and the decreased recovery of fuel costs.  The income tax refunds of $13 million in 2012 resulted primarily from a decrease of previously estimated 2011 taxable income due to the recognition of additional bonus depreciation.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Net cash provided by operating activities was relatively flat in 2011 as the receipt of $19.2 million of Community Development Block Grant funds in 2010 related to Hurricane Katrina costs was offset by a decrease of $28.8 million in income tax payments in 2011.  The decrease in income tax payments is in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The decrease results from lower 2010 taxable income from what was estimated due to revised bonus depreciation deduction and  additional repair expenses for tax purposes associated with the tax accounting method change filed in 2010.

Investing Activities

Net cash used in investing activities increased $32.0 million in 2012 primarily due to:

•	higher distribution construction expenditures due to Hurricane Isaac;
•	money pool activity; and
•	the repayment by System Fuels of Entergy New Orleans’s $3.3 million investment in System Fuels in 2011.

The increase was partially offset by net receipts from the storm escrow account of $1.4 million in 2012 compared to net payments to the storm escrow account of $6.0 million in 2011.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $6.2 million in 2012 compared to decreasing $12.7 million in 2011.  The money pool is an intercompany borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities increased $14.5 million in 2011 primarily due to money pool activity and a withdrawal in 2010 from the storm escrow account related to Hurricane Gustav costs.  The increase was partially offset by a decrease in construction expenditures due to decreased spending on the gas system rebuild project and System Fuels repayment of Entergy New Orleans’s $3.3 million investment in System Fuels.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $12.7 million in 2011 compared to decreasing $44.3 million in 2010.

Financing Activities

Entergy New Orleans’s financing activities provided $25.5 million in 2012 compared to using $44.1 million in 2011 primarily due to a decrease of $40.3 million in common stock dividends paid and the issuance of $30 million of 5.0% Series first mortgage bonds in November 2012.

Net cash used in financing activities decreased $109.5 million in 2011 primarily due to the repayment in 2010 of $74.3 million of affiliate notes payable that were issued to affiliates as part of Entergy New Orleans’s plan of reorganization, the repayment, at maturity, of $30 million of 4.98% Series first mortgage bonds in July 2010, and the repayment of $25 million of 6.75% Series first mortgage bonds in December 2010, offset by the issuance of $25 million of 5.10% Series first mortgage bonds in November 2010.

See Note 5 to the financial statements for details on long-term debt.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt as shown in the following table.

	December 31, 2012	December 31, 2011

Debt to capital	47.7%	45.3%
Effect of subtracting cash	(1.2%)	(1.5%)
Net debt to net capital	46.5%	43.8%

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

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments and existing debt and lease obligations (includes estimated interest payments).

	2013	2014-2015	2016-2017	After 2017	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$19	$55	N/A	N/A	$74
Transmission	19	17	N/A	N/A	36
Distribution	32	57	N/A	N/A	89
Other	24	48	N/A	N/A	72
Total	$94	$177	N/A	N/A	$271
Long-term debt (2)	$79	$14	$14	$220	$327
Operating leases	$2	$4	$3	$2	$11
Purchase obligations (3)	$177	$335	$332	$1,593	$2,437

(1)
Includes approximately $47 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.  Also includes spending for the long-term gas rebuild project.  The planned amounts do not reflect the expected reduction in capital expenditures that would occur if the planned spin-off and merger of the transmission business with ITC Holdings occurs.

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

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

In addition to the contractual obligations given above, Entergy New Orleans currently expects to contribute approximately $4 million to its pension plan and approximately $3.7 million to its other postretirement plans in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy New Orleans has $16.5 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

As an indirect, wholly-owned subsidiary of Entergy Corporation, Entergy New Orleans pays dividends from its earnings at a percentage determined monthly.  Entergy New Orleans’s long-term debt indenture contains restrictions on the payment of cash dividends or other distributions on its common and preferred stock.

Sources of Capital

Entergy New Orleans’s sources to meet its capital requirements include:

•	internally generated funds;
•	cash on hand; and
•	debt and preferred stock issuances.

Entergy New Orleans may refinance, redeem, or otherwise retire debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

Entergy New Orleans’s receivables from the money pool were as follows as of December 31 for each of the following years.

2012	2011	2010	2009
(In Thousands)

$2,923	$9,074	$21,820	$66,149

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2013.  No borrowings were outstanding under the facility as of December 31, 2012.  See Note 4 to the financial statements for additional discussion of the credit facility.

Entergy New Orleans has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2013, up to the aggregate amount, at any one time outstanding, of $100 million.  See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits.  The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through July 2014.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades.  Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 35% of the capacity and energy generated by Ninemile 6.  The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity.  Entergy New Orleans is expected to file a full rate case 12 months prior to the expected in-service date.  In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana.  Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor.  All major permits and approvals required to begin construction have been obtained and construction is in progress.

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

Rate Cases, Formula Rate Plans and Storm-related Riders

In April 2009, the City Council approved a new three-year formula rate plan for Entergy New Orleans, with terms including an 11.1% benchmark electric return on common equity (ROE) with a +/- 40 basis point bandwidth and a 10.75% benchmark gas ROE with a +/- 50 basis point bandwidth.  Earnings outside the bandwidth reset to the midpoint benchmark ROE, with rates changing on a prospective basis depending on whether Entergy New Orleans was over- or under-earning.  The formula rate plan also included a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure events.

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

In May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.  Subsequent adjustments agreed upon with the City Council Advisors indicate a $4.9 million electric base revenue increase and a $0.05 million gas base revenue increase as necessary under the formula rate plan.  As part of the original filing, Entergy New Orleans is also requesting to increase annual funding for its storm reserve by approximately $5.7 million for the next five years.  On September 26, 2012, Entergy New Orleans made a filing with the City Council that implemented the $4.9 million electric formula rate plan rate increase and the $0.05 million gas formula rate plan rate increase.  The new rates were effective with the first billing cycle in October

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

2012.  The new rates have not affected the net amount of Entergy New Orleans’s operating revenues.  In October 2012 the City Council approved a procedural schedule to resolve disputed items that includes a hearing in April 2013.  The rates implemented in October 2012 are subject to retroactive adjustments depending on the outcome of the proceeding.  The City Council has not yet acted on Entergy New Orleans’s request for an increase in storm reserve funding.  Entergy New Orleans’s formula rate plan ended with the 2011 test year and has not yet been extended.  Entergy New Orleans is expected to file a full rate case 12 months prior to the anticipated completion of the Ninemile 6 generating facility.

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  In September 2009 the City Council approved the energy efficiency programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs.

In October 2006, the City Council approved a rate filing settlement agreement that, among other things, authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider that began in March 2007.  These storm reserve funds are held in a restricted escrow account until needed in response to a storm.  In November 2012, Entergy New Orleans withdrew $10 million from the storm reserve escrow account to partially offset the costs associated with Hurricane Isaac.

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join MISO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy New Orleans records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each, in addition to changes in certain components of the calculation.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$485	$6,298
Rate of return on plan assets	(0.25%)	$261	$-
Rate of increase in compensation	0.25%	$194	$1,175

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$190	$2,303
Health care cost trend	0.25%	$341	$2,019

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2012 was $8.5 million.  Entergy New Orleans anticipates 2013 qualified pension cost to be $9.7 million.  Entergy New Orleans contributed $5.8 million in qualified pension contributions in 2012 and anticipates approximately a $4 million pension contribution in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.

Total postretirement health care and life insurance benefit costs for Entergy New Orleans in 2012 were $4.2 million, including $1 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy New Orleans expects 2013 postretirement health care and life insurance benefit costs to approximate $2.3 million, including $1 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy New Orleans contributed $4.4 million to its other postretirement plans in 2012 and expects to contribute approximately $3.7 million in 2013.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc.
New Orleans, Louisiana

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 372 through 376 and applicable items in pages 57 through 204) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$487,633	$529,228	$543,102
Natural gas	82,107	100,957	116,347
TOTAL	569,740	630,185	659,449

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	107,616	173,668	169,644
Purchased power	222,193	207,604	218,025
Other operation and maintenance	122,143	106,817	130,917
Taxes other than income taxes	43,189	42,032	44,749
Depreciation and amortization	36,726	35,026	35,354
Other regulatory charges (credits) - net	1,983	1,910	(1,072)
TOTAL	533,850	567,057	597,617

OPERATING INCOME	35,890	63,128	61,832

OTHER INCOME
Allowance for equity funds used during construction	791	622	667
Interest and investment income	47	154	544
Miscellaneous - net	(1,453)	(1,234)	(2,478)
TOTAL	(615)	(458)	(1,267)

INTEREST EXPENSE
Interest expense	11,344	11,114	13,170
Allowance for borrowed funds used during construction	(374)	(282)	(320)
TOTAL	10,970	10,832	12,850

INCOME BEFORE INCOME TAXES	24,305	51,838	47,715

Income taxes	7,240	15,862	16,601

NET INCOME	17,065	35,976	31,114

Preferred dividend requirements and other	965	965	965

EARNINGS APPLICABLE TO
COMMON STOCK	$16,100	$35,011	$30,149

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)
OPERATING ACTIVITIES
Net income	$17,065	$35,976	$31,114
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	36,726	35,026	35,354
Deferred income taxes, investment tax credits, and non-current taxes accrued	15,016	(35,276)	(47,611)
Changes in assets and liabilities:
Receivables	(29,046)	24,275	(6,289)
Fuel inventory	2,029	(1,160)	(113)
Accounts payable	4,828	(3,502)	3,307
Prepaid taxes	(1,377)	-	-
Interest accrued	180	12	(1,121)
Deferred fuel costs	(9,464)	4,694	10,923
Other working capital accounts	14,239	(7,764)	4,174
Provisions for estimated losses	(812)	4,637	(4,785)
Other regulatory assets	(23,188)	(42,667)	(10,073)
Pension and other postretirement liabilities	9,773	25,202	5,042
Other assets and liabilities	16,120	5,474	29,043
Net cash flow provided by operating activities	52,089	44,927	48,965

INVESTING ACTIVITIES
Construction expenditures	(86,373)	(56,600)	(80,218)
Allowance for equity funds used during construction	791	622	667
Insurance proceeds	-	-	115
Investments in affiliates	-	3,256	-
Change in money pool receivable - net	6,151	12,746	44,329
Payments to storm reserve escrow account	(8,609)	(6,043)	-
Receipts from storm resrve escrow account	10,000	-	3,546
Net cash flow used in investing activities	(78,040)	(46,019)	(31,561)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	28,422	-	24,349
Retirement of long-term debt	-	-	(129,993)
Dividends paid:
Common stock	(1,700)	(42,000)	(47,000)
Preferred stock	(965)	(965)	(965)
Other	(249)	(1,095)	-
Net cash flow provided by (used in) financing activities	25,508	(44,060)	(153,609)

Net decrease in cash and cash equivalents	(443)	(45,152)	(136,205)

Cash and cash equivalents at beginning of period	9,834	54,986	191,191

Cash and cash equivalents at end of period	$9,391	$9,834	$54,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$10,183	$10,109	$13,550
Income taxes	$(12,952)	$39,403	$68,160

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$319	$486
Temporary cash investments	9,072	9,348
Total cash and cash equivalents	9,391	9,834
Accounts receivable:
Customer	33,142	29,038
Allowance for doubtful accounts	(446)	(465)
Associated companies	29,326	12,167
Other	3,115	2,603
Accrued unbilled revenues	18,124	17,023
Total accounts receivable	83,261	60,366
Accumulated deferred income taxes	9,517	6,419
Fuel inventory - at average cost	1,777	3,806
Materials and supplies - at average cost	10,889	9,392
Prepaid taxes	1,377	-
Prepayments and other	3,201	2,679
TOTAL	119,413	92,496

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	10,605	11,996
TOTAL	11,621	13,012

UTILITY PLANT
Electric	860,358	812,329
Natural gas	217,769	213,160
Construction work in progress	11,135	13,610
TOTAL UTILITY PLANT	1,089,262	1,039,099
Less - accumulated depreciation and amortization	549,587	525,621
UTILITY PLANT - NET	539,675	513,478

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	202,003	178,815
Other	4,997	4,154
TOTAL	211,080	187,049

TOTAL ASSETS	$881,789	$806,035

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$-
Accounts payable:
Associated companies	28,778	27,042
Other	31,209	28,098
Customer deposits	21,974	21,878
Interest accrued	3,020	2,840
Deferred fuel costs	2,157	11,621
System agreement cost equalization	16,880	-
Other	3,479	4,197
TOTAL CURRENT LIABILITIES	177,497	95,676

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	172,790	144,405
Accumulated deferred investment tax credits	1,300	1,539
Regulatory liability for income taxes - net	24,291	33,258
Other regulatory liabilities	11,060	5,726
Asset retirement cost liabilities	2,193	2,893
Accumulated provisions	15,031	15,843
Pension and other postretirement liabilities	83,790	74,017
Long-term debt	126,300	166,537
Gas system rebuild insurance proceeds	44,207	55,707
Other	7,985	9,489
TOTAL NON-CURRENT LIABILITIES	488,947	509,414

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2012
and 2011	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	125,527	111,127
TOTAL	195,565	181,165

TOTAL LIABILITIES AND EQUITY	$881,789	$806,035

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2012, 2011, and 2010

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2009	$33,744	$36,294	$134,967	$205,005
Net income	-	-	31,114	31,114
Common stock dividends	-	-	(47,000)	(47,000)
Preferred stock dividends	-	-	(965)	(965)
Balance at December 31, 2010	$33,744	$36,294	$118,116	$188,154
Net income	-	-	35,976	35,976
Common stock dividends	-	-	(42,000)	(42,000)
Preferred stock dividends	-	-	(965)	(965)
Balance at December 31, 2011	$33,744	$36,294	$111,127	$181,165
Net income	-	-	17,065	17,065
Common stock dividends	-	-	(1,700)	(1,700)
Preferred stock dividends	-	-	(965)	(965)
Balance at December 31, 2012	$33,744	$36,294	$125,527	$195,565

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2012	2011	2010	2009	2008
	(In Thousands)

Operating revenues	$569,740	$630,185	$659,449	$640,422	$814,383
Net Income	$17,065	$35,976	$31,114	$30,479	$34,337
Total assets	$881,789	$806,035	$850,076	$995,818	$998,460
Long-term obligations (1)	$146,080	$186,317	$186,995	$187,803	$292,753

(1) Includes long-term debt (excluding currently maturing debt) and preferred stock without sinking fund.

	2012	2011	2010	2009	2008
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$174	$176	$196	$168	$172
Commercial	164	154	174	166	194
Industrial	31	30	36	37	48
Governmental	63	59	70	70	79
Total retail	432	419	476	441	493
Sales for resale:
Associated companies	44	95	56	87	161
Non-associated companies	-	1	1	1	2
Other	12	14	10	7	17
Total	$488	$529	$543	$536	$673
Billed Electric Energy Sales (GWh):
Residential	1,772	1,888	1,858	1,577	1,394
Commercial	1,968	1,939	1,899	1,813	1,774
Industrial	484	498	503	526	541
Governmental	785	795	809	805	774
Total retail	5,009	5,120	5,069	4,721	4,483
Sales for resale:
Associated companies	978	1,167	906	1,528	1,336
Non-associated companies	8	19	13	15	25
Total	5,995	6,306	5,988	6,264	5,844

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt.

Results of Operations

Net Income

2012 Compared to 2011

Net income decreased $38.9 million primarily due to lower net revenue, higher other operation and maintenance expenses, higher depreciation and amortization expenses, and lower other income, partially offset by lower taxes other than income taxes.

2011 Compared to 2010

Net income increased $14.6 million primarily due to higher net revenue, partially offset by higher taxes other than income taxes, higher other operation and maintenance expenses, and higher depreciation and amortization expenses.

Net Revenue

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$577.8
Volume/weather	(22.7)
Purchased power capacity	(20.1)
Fuel recovery	(6.5)
Retail electric price	15.1
Reserve equalization	20.2
Other	(12.8)
2012 net revenue	$551.0

The volume/weather variance is primarily due to a decrease of 519 GWh, or 3.1%, in billed electricity usage, including the effect of milder weather compared to last year on residential and commercial sales.

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

The retail electric price variance is primarily due to rate actions, including an annual base rate increase of $9 million beginning May 2011 as a result of the settlement of the December 2009 rate case and an annual base rate increase of $28 million, effective July 2012, as a result of the PUCT’s order in the December 2011 rate case.  See Note 2 to the financial statements for further discussion of the rate cases.

The reserve equalization variance is primarily due to decreased reserve equalization expense as a result of changes in the Entergy System generation mix compared to the same period in 2011.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to:

•
a decrease of $156.2 million in fuel cost recovery revenues primarily attributable to lower fuel rates and lower usage, offset by lower interim fuel refunds in 2012 versus 2011.  Entergy Texas’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements.  The interim fuel refunds and the PUCT approvals are discussed in Note 2 to the financial statements; and

•	less favorable volume/weather, as discussed above.

The decrease was partially offset by an increase of $12.2 million in gross wholesale revenues as a result of an increase in sales to affiliated customers, offset by a decrease in sales volume to municipal and co-op customers.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power, partially offset by an increase in deferred fuel expense.  The increase in deferred fuel expense is due to an adjustment to deferred fuel costs in accordance with a rate order from the PUCT issued in September 2012 and as a result of lower interim fuel refunds in 2012 versus 2011, offset by lower fuel revenues, as discussed above.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

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

Entergy Texas, Inc. and Subsidiaries
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

Other Income Statement Variances

2012 Compared to 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $7.2 million in fossil-fueled generation expenses due to a greater scope of work and an additional outage in 2012 compared to 2011;
•	$4.8 million of costs incurred in 2012 related to the planned spin-off and merger of the Utility’s transmission business;
•
the amortization of $4.3 million of Hurricane Rita storm costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order;

•
an increase of $3.5 million in compensation and benefit costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study.   See “Critical Accounting Estimates” below for further discussion of benefits costs;

•	an increase of $2.7 million in loss reserves in 2012; and
•
an increase of $2.3 million in storm damage reserves in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

The increase was partially offset by a decrease of $1.8 million in energy efficiency costs.  These costs are recovered through the energy efficiency rider and have no effect on net income.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

2011 Compared to 2010

Other operation and maintenance expenses increased primarily due to:

•
an increase of $8.5 million in transmission expenses due to a billing adjustment recorded in the fourth quarter 2011 related to prior transmission investment equalization costs (for the approximate period of 1996 - 2011) allocable to Entergy Texas under the System Agreement;

•	an increase of $2.4 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have no effect on net income; and
•	several individually insignificant items.

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

Income Taxes

The effective income tax rates were 44.1%, 38.0%, and 39.0% for 2012, 2011, and 2010, respectively.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2012, 2011, and 2010 were as follows.

	2012	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$65,289	$35,342	$200,703

Net cash provided by (used in):
Operating activities	271,081	238,837	43,095
Investing activities	(128,904)	(219,783)	(121,439)
Financing activities	(147,230)	10,893	(87,017)
Net increase (decrease) in cash and cash equivalents	(5,053)	29,947	(165,361)

Cash and cash equivalents at end of period	$60,236	$65,289	$35,342

Operating Activities

Net cash provided by operating activities increased $32.2 million in 2012 compared to 2011 primarily due to:

•
an increase in the recovery of fuel costs due to System Agreement bandwidth remedy payments of $43 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  In the fourth quarter 2012, Entergy Texas customers were credited $28.4 million.  See Note 2 to the financial statements for a discussion of the System Agreement proceedings;

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•	a decrease of $9.1 million in pension contributions. See “Critical Accounting Estimates” below for a discussion of qualified pension and other postretirement benefits; and
•	$67.2 million of fuel cost refunds in 2012 compared to $73.4 million of fuel cost refunds in 2011. See Note 2 to the financial statements for discussion of the fuel cost refunds.

The increase was partially offset by a decrease of $11.3 million in income tax refunds.

Net cash provided by operating activities increased $195.7 million in 2011 compared to 2010 primarily due to:

•	$73.4 million of fuel cost refunds in 2011 versus $179.5 million of fuel cost refunds in 2010. See Note 2 to the financial statements for discussion of the fuel cost refunds; and
•	income tax refunds of $13.5 million in 2011 compared to income tax payments of $48.7 million in 2010.

Investing Activities

Net cash used in investing activities decreased $90.9 million in 2012 compared to 2011 primarily due to money pool activity, partially offset by higher fossil-fueled generation construction expenditures due to a greater scope of projects in 2012.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $44 million in 2012 compared to increasing by $49.5 million in 2011.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities increased $98.3 million in 2011 compared to 2010 primarily due to money pool activity.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $49.5 million in 2011 compared to decreasing by $55.6 million in 2010.

Financing Activities

Entergy Texas’s financing activities used $147.2 million in 2012 compared to providing $10.9 million in 2011 primarily due to an increase of $81.4 million in common stock dividends paid and the issuance of $75 million of 4.10% Series first mortgage bonds in September 2011.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2012	December 31, 2011

Debt to capital	65.4%	65.1%
Effect of excluding the securitization bonds	(13.3%)	(14.3%)
Debt to capital, excluding securitization bonds (1)	52.1%	50.8%
Effect of subtracting cash	(1.7%)	(1.9%)
Net debt to net capital, excluding securitization bonds (1)	50.4%	48.9%

(1)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Following are the amounts of Entergy Texas’s planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations.

	2013	2014-2015	2016-2017	After 2017	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$76	$94	N/A	N/A	$170
Transmission	43	177	N/A	N/A	220
Distribution	75	146	N/A	N/A	221
Other	7	17	N/A	N/A	24
Total	$201	$434	N/A	N/A	$635
Long-term debt (2)	$88	$372	$253	$1,729	$2,442
Operating leases	$6	$9	$4	$2	$21
Purchase obligations (3)	$98	$126	$119	$247	$590

(1)
Includes approximately $124 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.  The planned amounts do not reflect the expected reduction in capital expenditures that would occur if the planned spin-off and merger of the transmission business with ITC Holdings occurs.

(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Texas, it primarily includes unconditional fuel and purchased power obligations.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In addition to the contractual obligations given above, Entergy Texas expects to contribute approximately $6.7 million to its pension plans and approximately $5.2 million to other postretirement plans in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Texas has $12.4 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.  Management provides more information on long-term debt in Note 5 to the financial statements.

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

Entergy Texas’s receivables from the money pool were as follows as of December 31 for each of the following years.

2012	2011	2010	2009
(In Thousands)

$19,175	$63,191	$13,672	$69,317

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2017.  No borrowings were outstanding under the facility as of December 31, 2012.  See Note 4 to the financial statements for additional discussion of the credit facility.

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

Entergy Texas, Inc. and Subsidiaries
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

The parties filed a settlement in August 2010 intended to resolve the rate case proceeding.  The settlement provided for a $59 million base rate increase for electricity usage beginning August 15, 2010, with an additional increase of $9 million for bills rendered beginning May 2, 2011.  The settlement stipulated an authorized return on equity of 10.125%.  The settlement stated that Entergy Texas's fuel costs for the period April 2007 through June 2009 are reconciled, with $3.25 million of disallowed costs, which were included in an interim fuel refund.  The settlement also set River Bend decommissioning costs at $2.0 million annually.  Consistent with the settlement, in the third quarter 2010, Entergy Texas amortized $11 million of rate case costs.  The PUCT approved the settlement in December 2010.

2011 Rate Case

In November 2011, Entergy Texas filed a rate requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year. The rate case also proposed a purchased power recovery rider.  On January 12, 2012, the PUCT voted not to address the purchased power recovery rider in the current rate case, but the PUCT voted to set a baseline in the rate case proceeding that would be applicable if a purchased power capacity rider is approved in a separate proceeding.  In April 2012 the PUCT Staff filed direct testimony recommending a base rate increase of $66 million and a 9.6% return on common equity.  The PUCT Staff, however, subsequently filed a statement of position in the proceeding indicating that it was still evaluating the position it would ultimately take in the case regarding Entergy Texas’s recovery of purchased power capacity costs and Entergy Texas’s proposal to defer its MISO transition expenses.  In April 2012, Entergy Texas filed rebuttal testimony indicating a revised request for a $105 million base rate increase.  A hearing was held in late-April through early-May 2012.

In September 2012, the PUCT issued an order approving a $28 million rate increase, effective July 2012.  The order includes a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.”  The order also provides for increases in depreciation rates and the annual storm reserve accrual.  The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measureable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates, and reduced Entergy’s

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Texas’s fuel reconciliation recovery by $4.0 million because it disagreed with the line-loss factor used in the calculation.  After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery.  Entergy Texas continues to believe that it is entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012.  Several other parties have also filed motions for rehearing of the PUCT’s order.  The PUCT subsequently denied rehearing of substantive issues.  Several parties, including Entergy Texas, have appealed the PUCT’s order to the Travis County District Court.

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

In October 2012, Entergy Texas filed with the PUCT a request to refund approximately $78 million, including interest, of fuel cost recovery over-collections through September 2012.  Entergy Texas requested that the refund be implemented over a six-month period effective with the January 2013 billing month.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas would refund $84 million, including interest and additional over-recoveries through October 2012, over a three-month period to most customers beginning January 2013.  The PUCT approved the stipulation in January 2013.

In July 2012, Entergy Texas filed with the PUCT an application to credit its customers approximately $37.5 million, including interest, resulting from the FERC’s October 2011 order in the System Agreement rough production cost equalization proceeding.  See Note 2 to the financial statements for a discussion of the FERC’s October 2011 order.  In September 2012 the parties submitted a stipulation resolving the proceeding.  The stipulation provides that most Entergy Texas customers will be credited over a four-month period beginning October 2012.  The credits were initiated with the October 2012 billing month on an interim basis, and the PUCT subsequently approved the stipulation, also in October 2012.

In November 2012, Entergy Texas filed a pleading seeking a PUCT finding that special circumstances exist for limited cost recovery of capacity costs associated with two power purchase agreements until such time that these costs are included in base rates or a purchased capacity recovery rider or other recovery mechanism.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Regulation

See “Independent Coordinator of Transmission”, “System Agreement”, “Entergy’s Proposal to Join MISO”, “Notice to SERC Reliability Corporation Regarding Reliability Standards and FERC Investigation”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries’ Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension and qualified projected benefit obligation cost to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Qualified Pension Cost	Impact on Qualified Projected Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$940	$12,621
Rate of return on plan assets	(0.25%)	$657	$-
Rate of increase in compensation	0.25%	$372	$2,083

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$452	$5,005
Health care cost trend	0.25%	$775	$4,676

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Texas in 2012 was $10.4 million.  Entergy Texas anticipates 2013 qualified pension cost to be $14 million.  Entergy Texas contributed $9.1 million to its qualified pension plans in 2012.  Entergy Texas’s contributions to the pension trust are currently estimated to be approximately $6.7 million in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.

Total postretirement health care and life insurance benefit costs for Entergy Texas in 2012 were $6 million, including $1.3 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Texas expects 2013 postretirement health care and life insurance benefit costs to approximate $4.1 million, including $1.4 million in savings due to the estimated effect of future Medicare Part D subsidies.  Entergy Texas contributed $4.9 million to its other postretirement plans in 2012 and expects to contribute approximately $5.2 million in 2013.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Entergy Texas, Inc. and Subsidiaries
Beaumont, Texas

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated income statements, consolidated statements of cash flows, and consolidated statements of changes in common equity (pages 390 through 394 and applicable items in pages 57 through 204) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Texas, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$1,581,496	$1,757,199	$1,690,431

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	243,877	352,022	343,083
Purchased power	717,876	775,067	743,438
Other operation and maintenance	233,503	214,191	209,699
Taxes other than income taxes	59,348	69,329	63,897
Depreciation and amortization	88,307	79,263	76,057
Other regulatory charges - net	68,772	52,307	63,683
TOTAL	1,411,683	1,542,179	1,499,857

OPERATING INCOME	169,813	215,020	190,574

OTHER INCOME
Allowance for equity funds used during construction	4,537	3,781	5,661
Interest and investment income	(2,220)	5,528	7,222
Miscellaneous - net	(4,264)	(3,047)	(3,220)
TOTAL	(1,947)	6,262	9,663

INTEREST EXPENSE
Interest expense	96,035	93,554	95,272
Allowance for borrowed funds used during construction	(3,258)	(2,609)	(3,618)
TOTAL	92,777	90,945	91,654

INCOME BEFORE INCOME TAXES	75,089	130,337	108,583

Income taxes	33,118	49,492	42,383

NET INCOME	$41,971	$80,845	$66,200

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$41,971	$80,845	$66,200
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	88,307	79,263	76,057
Deferred income taxes, investment tax credits, and non-current taxes accrued	123,167	56,219	63,418
Changes in assets and liabilities:
Receivables	32,912	(39,640)	(41,820)
Fuel inventory	(1,504)	(12)	1,085
Accounts payable	19,980	(11,442)	23,415
Prepaid taxes and taxes accrued	(93,979)	11,760	(49,030)
Interest accrued	(929)	(582)	3,102
Deferred fuel costs	28,670	(12,766)	(25,318)
Other working capital accounts	(58,691)	42,518	(115,753)
Provisions for estimated losses	1,585	(296)	(3,390)
Other regulatory assets	62,166	(15,611)	51,637
Pension and other postretirement liabilities	17,330	64,686	(5,998)
Other assets and liabilities	10,096	(16,105)	(510)
Net cash flow provided by operating activities	271,081	238,837	43,095

INVESTING ACTIVITIES
Construction expenditures	(181,404)	(173,462)	(162,822)
Allowance for equity funds used during construction	4,537	3,781	5,661
Insurance proceeds	-	-	5,293
Change in money pool receivable - net	44,016	(49,519)	55,645
Increase in other investments	-	-	2,318
Remittances to transition charge account	(88,367)	(92,786)	(89,939)
Payments from transition charge account	92,327	92,203	62,405
Other	(13)	-	-
Net cash flow used in investing activities	(128,904)	(219,783)	(121,439)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	74,092	198,435
Retirement of long-term debt	(59,322)	(57,419)	(199,052)
Dividends paid:
Common stock	(87,180)	(5,780)	(86,400)
Other	(728)	-	-
Net cash flow provided by (used in) financing activities	(147,230)	10,893	(87,017)

Net increase (decrease) in cash and cash equivalents	(5,053)	29,947	(165,361)

Cash and cash equivalents at beginning of period	65,289	35,342	200,703

Cash and cash equivalents at end of period	$60,236	$65,289	$35,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$92,632	$89,792	$87,147
Income taxes	$(2,207)	$(13,538)	$48,713

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$528	$150
Temporary cash investments	59,708	65,139
Total cash and cash equivalents	60,236	65,289
Securitization recovery trust account	37,255	41,215
Accounts receivable:
Customer	53,836	68,290
Allowance for doubtful accounts	(680)	(1,461)
Associated companies	68,750	129,561
Other	10,450	9,573
Accrued unbilled revenues	38,252	41,573
Total accounts receivable	170,608	247,536
Accumulated deferred income taxes	34,988	88,436
Fuel inventory - at average cost	55,388	53,884
Materials and supplies - at average cost	32,853	29,810
System agreement cost equalization	16,880	-
Prepaid taxes	53,668	-
Prepayments and other	18,206	15,203
TOTAL	480,082	541,373

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	678	783
Non-utility property - at cost (less accumulated depreciation)	638	930
Other	17,263	17,969
TOTAL	18,579	19,682

UTILITY PLANT
Electric	3,475,776	3,338,608
Construction work in progress	90,469	90,856
TOTAL UTILITY PLANT	3,566,245	3,429,464
Less - accumulated depreciation and amortization	1,332,349	1,289,166
UTILITY PLANT - NET	2,233,896	2,140,298

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	131,287	129,924
Other regulatory assets (includes securitization property of $648,863 as of December 31, 2012 and $704,896 as of December 31, 2011)	1,114,536	1,178,067
Long-term receivables - associated companies	29,510	31,254
Other	17,891	18,408
TOTAL	1,293,224	1,357,653

TOTAL ASSETS	$4,025,781	$4,059,006

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$88,743	$60,583
Other	65,261	69,160
Customer deposits	38,859	38,294
Taxes accrued	-	40,311
Interest accrued	32,166	33,095
Deferred fuel costs	93,334	64,664
Pension and other postretirement liabilities	853	1,029
System agreement cost equalization	8,968	43,290
Other	2,839	4,847
TOTAL	331,023	355,273

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,009,081	934,990
Accumulated deferred investment tax credits	17,743	19,339
Other regulatory liabilities	6,150	11,710
Asset retirement cost liabilities	4,103	3,870
Accumulated provisions	6,609	5,024
Pension and other postretirement liabilities	155,241	137,735
Long-term debt (includes securitization bonds of $690,380 as of December 31, 2012 and $749,673 as of December 31, 2011)	1,617,813	1,677,127
Other	23,872	14,583
TOTAL	2,840,612	2,804,378

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2012 and 2011	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	322,700	367,909
TOTAL	854,146	899,355

TOTAL LIABILITIES AND EQUITY	$4,025,781	$4,059,006

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2012, 2011, and 2010

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2009	$49,452	$481,994	$313,044	$844,490
Net income	-	-	66,200	66,200
Common stock dividends	-	-	(86,400)	(86,400)
Balance at December 31, 2010	$49,452	$481,994	$292,844	$824,290
Net income	-	-	80,845	80,845
Common stock dividends	-	-	(5,780)	(5,780)
Balance at December 31, 2011	$49,452	$481,994	$367,909	$899,355
Net income	-	-	41,971	41,971
Common stock dividends	-	-	(87,180)	(87,180)
Balance at December 31, 2012	$49,452	$481,994	$322,700	$854,146

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2012	2011	2010	2009	2008
	(In Thousands)

Operating revenues	$1,581,496	$1,757,199	$1,690,431	$1,563,823	$2,012,258
Net Income	$41,971	$80,845	$66,200	$63,841	$57,895
Total assets	$4,025,781	$4,059,006	$3,783,864	$3,920,133	$3,984,771
Long-term obligations (1)	$1,617,813	$1,677,127	$1,659,230	$1,490,283	$1,084,368

(1) Includes long-term debt (excluding currently maturing debt)

	2012	2011	2010	2009	2008
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$553	$638	$559	$533	$606
Commercial	325	369	321	337	417
Industrial	299	352	305	332	489
Governmental	24	26	23	23	27
Total retail	1,201	1,385	1,208	1,225	1,539
Sales for resale:
Associated companies	313	262	373	294	436
Non-associated companies	36	74	76	10	6
Other	31	36	33	35	31
Total	$1,581	$1,757	$1,690	$1,564	$2,012
Billed Electric Energy Sales (GWh):
Residential	5,604	6,034	5,958	5,453	5,245
Commercial	4,396	4,433	4,271	4,165	4,092
Industrial	6,066	6,102	5,642	5,570	5,948
Governmental	278	294	271	258	248
Total retail	16,344	16,863	16,142	15,446	15,533
Sales for resale:
Associated companies	5,702	4,158	3,758	3,630	3,771
Non-associated companies	827	1,258	1,300	231	87
Total	22,873	22,279	21,200	19,307	19,391

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset currently consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues.

Results of Operations

Net Income

2012 Compared to 2011

Net income increased $47.7 million primarily due to increased operating income, higher other income, and a lower effective income tax rate.  Operating income was higher because of higher rate base compared to 2011 resulting from the Grand Gulf uprate project.  Other income was higher due to AFUDC accrued on the Grand Gulf uprate project.  Grand Gulf’s spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were completed during this outage.

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

Income Taxes

The effective income tax rates for 2012, 2011, and 2010 were 40.8%, 53.9%, and 40.4%, respectively.  The increase in the rate for 2011 is primarily due to an intercompany settle up for federal income taxes for years prior to 2008 which include an allocation of the tax benefit of Entergy Corporation’s expenses to the subsidiaries generating taxable income for the respective years. The effects of various tax positions settled with the IRS pertaining to the 2006/2007 audit require System Energy to pay back prior benefits of the Entergy Corporation’s expenses it received when the benefits were originally allocated based upon the tax return as filed.  See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2012, 2011, and 2010 were as follows.

	2012	2011	2010
	(In Thousands)

Cash and cash equivalents at beginning of period	$185,157	$263,772	$264,482

Net cash provided by (used in):
Operating activities	412,000	430,681	250,405
Investing activities	(502,637)	(311,397)	(184,588)
Financing activities	(10,898)	(197,899)	(66,527)
Net decrease in cash and cash equivalents	(101,535)	(78,615)	(710)

Cash and cash equivalents at end of period	$83,622	$185,157	$263,772

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Operating Activities

Net cash provided by operating activities decreased $18.7 million in 2012 compared to 2011 primarily due to a decrease of $44.1 million in income tax refunds, partially offset by a decrease of $18.6 million in pension contributions.  The income tax refunds of $56.8 million in 2012 resulted primarily from a decrease of previously estimated 2011 taxable income due to the recognition of additional bonus depreciation.  See “Critical Accounting Estimates” below for a discussion of qualified pension and other postretirement benefits.

Net cash provided by operating activities increased $180.3 million in 2011 primarily due to income tax refunds of $100.9 million in 2011 compared to income tax payments of $56 million in 2010.  In 2011, System Energy received cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds result from a decrease in 2010 taxable income from what was previously estimated because of the recognition of additional repair expenses for tax purposes associated with a tax accounting change filed in 2010 and from the reversal of temporary differences for which System Energy previously made cash tax payments.

Investing Activities

Net cash used in investing activities increased $191.2 million in 2012 compared to 2011 primarily due to an increase in construction expenditures resulting from the uprate project at Grand Gulf and an increase of $94.3 million in nuclear fuel activity primarily due to the 2012 Grand Gulf refueling outage.  The increase was partially offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow, and System Energy’s receivable from the money pool decreased $93.5 million in 2012 compared to increasing by $22.5 million in 2011.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities increased $126.8 million in 2011 primarily due to:

•
the proceeds from the transfer of $100.3 million in new nuclear development costs in the first quarter 2010.  System Energy invested, through its subsidiary Entergy New Nuclear Development, LLC, in initial development costs for potential new nuclear development at the Grand Gulf and River Bend sites, including licensing and design activities.  In the first quarter 2010, the construction work in progress incurred by Entergy New Nuclear Development, LLC was transferred to Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi;

•	an increase in construction expenditures resulting primarily from spending on the uprate project at Grand Gulf;
•	the repayment in 2010 of $25.6 million by Entergy New Orleans of a note issued in resolution of its bankruptcy proceedings; and
•	money pool activity.

The increase was partially offset by a decrease in nuclear fuel purchases due to the timing of refueling outages.

Increases in System Energy’s receivable from the money pool are a use of cash flow, and System Energy’s receivable from the money pool increased by $22.5 million in 2011 compared to increasing by $7.4 million in 2010.

Financing Activities

Net cash used in financing activities decreased $187 million in 2012 compared to 2011 primarily due to:

•	the issuance of $250 million of 4.10% Series first mortgage bonds in September 2012;
•	the issuance of $50 million of 4.02% Series H notes by the nuclear fuel company variable interest entity in February 2012;

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

•
an increase in borrowings of $40 million on the nuclear fuel company variable interest entity’s credit facility in 2012 compared to the repayment of borrowings of $38.3 million on the nuclear fuel company variable interest entity’s credit facility in 2011;

•	the redemption of $152.975 million of pollution control revenue bonds in 2012;
•	the redemption of $70 million of 6.2% Series first mortgage bonds in October 2012; and
•	the partial redemption of $40 million of 6.2% pollution control revenue bonds in 2011.

Net cash used in financing activities increased $131.4 million in 2011 primarily due to the issuance of $60 million of 5.33% Series G notes by the nuclear fuel company variable interest entity in 2010, the repayment of borrowings of $38.3 million on the nuclear fuel company variable interest entity’s credit facility in 2011 compared to an increase in borrowings of $20.3 million on the nuclear fuel company variable interest entity’s credit facility in 2010, and the partial retirement of $40 million of 6.2% pollution control bonds in 2011.  The increase was slightly offset by a $24.2 million decrease in dividends paid on common stock.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2012	December 31, 2011

Debt to capital	48.5%	48.3%
Effect of subtracting cash	(2.8%)	(7.1%)
Net debt to net capital	45.7%	41.2%

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

Following are the amounts of System Energy’s planned construction and other capital investments, existing debt and lease obligations (includes estimated interest payments), and other purchase obligations.

	2013	2014-2015	2016-2017	After 2017	Total
	(In Millions)
Planned construction and capital investment (1):
Generation	$21	$64	N/A	N/A	$85
Other	2	2	N/A	N/A	4
Total	$23	$66	N/A	N/A	$89
Long-term debt (2)	$151	$218	$98	$574	$1,041
Purchase obligations (3)	$-	$23	$24	$79	$126

(1)
Includes approximately $17 million annually for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment, or systems. The planned amounts do not include material costs for capital projects that might result from the NRC post-Fukushima requirements that remain under development.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

(2)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.
(3)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For System Energy, it includes nuclear fuel purchase obligations.

In addition to the contractual obligations given above, System Energy expects to contribute approximately $7.6 million to its pension plans and approximately $4.1 million to its other postretirement plans in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, System Energy has $10.9 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

System Energy has obtained a short-term borrowing authorization from the FERC under which it may borrow, through October 2013, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of System Energy’s short-term borrowing limits.  System Energy has also obtained an order from the FERC authorizing long-term securities issuances.  The current long-term authorization extends through July 2013.  System Energy has obtained long-term financing authorization from the FERC that extends through November 2013 for issuances by its nuclear fuel company variable interest entity.

System Energy’s receivables from the money pool were as follows as of December 31 for each of the following years.

2012	2011	2010	2009
(In Thousands)

$26,915	$120,424	$97,948	$90,507

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in July 2013.  As of December 31, 2012, $40 million was outstanding on the variable interest entity credit facility.  See Note 4 to the financial statements for additional discussion of the variable interest entity credit facilities.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Nuclear Matters

System Energy owns and operates Grand Gulf.  System Energy is, therefore, subject to the risks related to owning and operating a nuclear plant.  These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts.  In the event of an unanticipated early shutdown of Grand Gulf, System Energy may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  Grand Gulf’s operating license is currently due to expire in November 2024.  In October 2011, System Energy filed an application with the NRC for an extension of Grand Gulf’s operating license to 2045, which application is pending.

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

Nuclear Decommissioning Costs

See “Nuclear Decommissioning Costs” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Qualified Pension Cost	Impact on Projected Qualified Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$939	$10,978
Rate of return on plan assets	(0.25%)	$483	$-
Rate of increase in compensation	0.25%	$375	$2,149

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2012 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)

Discount rate	(0.25%)	$360	$2,859
Health care cost trend	0.25%	$490	$2,665

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for System Energy in 2012 was $11.5 million.  System Energy anticipates 2013 qualified pension cost to be $11.9 million.  System Energy contributed $9.8 million to its qualified pension plans in 2012 and expects to contribute approximately $7.6 million in 2013 although the required pension contributions will not be known with more certainty until the January 1, 2013 valuations are completed by April 1, 2013.

Total postretirement health care and life insurance benefit costs for System Energy in 2012 were $5.6 million, including $1.4 million in savings due to the estimated effect of future Medicare Part D subsidies.  System Energy expects 2013 postretirement health care and life insurance benefit costs to approximate $5.1 million, including $1.6 million in savings due to the estimated effect of future Medicare Part D subsidies.  System Energy contributed $6 million to its other postretirement plans in 2012 and expects to contribute $4.1 million in 2013.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
System Energy Resources, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 404 through 408 and applicable items in pages 57 through 204) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING REVENUES
Electric	$622,118	$563,411	$558,584

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	62,918	76,353	69,962
Nuclear refueling outage expenses	21,824	16,314	17,398
Other operation and maintenance	149,346	136,495	124,690
Decommissioning	33,019	31,460	31,374
Taxes other than income taxes	19,468	21,425	23,412
Depreciation and amortization	154,561	142,543	138,641
Other regulatory credits - net	(10,429)	(11,781)	(12,040)
TOTAL	430,707	412,809	393,437

OPERATING INCOME	191,411	150,602	165,147

OTHER INCOME
Allowance for equity funds used during construction	26,102	22,359	9,892
Interest and investment income	10,134	8,294	12,639
Miscellaneous - net	(617)	(699)	(518)
TOTAL	35,619	29,954	22,013

INTEREST EXPENSE
Interest expense	45,214	48,117	51,912
Allowance for borrowed funds used during construction	(7,165)	(6,711)	(3,425)
TOTAL	38,049	41,406	48,487

INCOME BEFORE INCOME TAXES	188,981	139,150	138,673

Income taxes	77,115	74,953	56,049

NET INCOME	$111,866	$64,197	$82,624

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands)

OPERATING ACTIVITIES
Net income	$111,866	$64,197	$82,624
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	235,881	229,715	219,552
Deferred income taxes, investment tax credits, and non-current taxes accrued	43,651	14,923	(1,536)
Changes in assets and liabilities:
Receivables	(12,557)	(5,512)	(728)
Accounts payable	(10,511)	17,275	(14,351)
Prepaid taxes and taxes accrued	89,022	160,494	1,327
Interest accrued	(2,157)	(38,305)	3,503
Other working capital accounts	(22,917)	11,260	(15,287)
Provisions for estimated losses	-	-	(2,009)
Other regulatory assets	(44,004)	10,874	(4,948)
Pension and other postretirement liabilities	2,898	34,474	29,797
Other assets and liabilities	20,828	(68,714)	(47,539)
Net cash flow provided by operating activities	412,000	430,681	250,405

INVESTING ACTIVITIES
Construction expenditures	(450,236)	(234,753)	(156,766)
Proceeds from the transfer of development costs	-	-	100,280
Allowance for equity funds used during construction	26,102	22,359	9,892
Nuclear fuel purchases	(194,314)	(59,755)	(129,504)
Proceeds from sale of nuclear fuel	52,708	12,420	-
Changes in other investments	-	-	25,560
Proceeds from nuclear decommissioning trust fund sales	349,427	203,444	322,789
Investment in nuclear decommissioning trust funds	(379,833)	(232,636)	(349,398)
Change in money pool receivable - net	93,509	(22,476)	(7,441)
Net cash flow used in investing activities	(502,637)	(311,397)	(184,588)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	297,908	-	55,385
Retirement of long-term debt	(262,867)	(78,161)	(41,715)
Changes in credit borrowings - net	39,986	(38,264)	20,003
Dividends paid:
Common stock	(79,700)	(76,000)	(100,200)
Other	(6,225)	(5,474)	-
Net cash flow used in financing activities	(10,898)	(197,899)	(66,527)

Net decrease in cash and cash equivalents	(101,535)	(78,615)	(710)

Cash and cash equivalents at beginning of period	185,157	263,772	264,482

Cash and cash equivalents at end of period	$83,622	$185,157	$263,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$34,012	$40,719	$35,540
Income taxes	$(56,808)	$(100,889)	$55,963

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2012	2011
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$100	$30,961
Temporary cash investments	83,522	154,196
Total cash and cash equivalents	83,622	185,157
Accounts receivable:
Associated companies	93,381	172,943
Other	5,904	7,294
Total accounts receivable	99,285	180,237
Accumulated deferred income taxes	74,331	-
Materials and supplies - at average cost	82,443	86,333
Deferred nuclear refueling outage costs	35,155	9,479
Prepayments and other	2,080	1,111
TOTAL	376,916	462,317

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	490,572	423,409
TOTAL	490,572	423,409

UTILITY PLANT
Electric	3,987,672	3,438,424
Property under capital lease	569,355	491,023
Construction work in progress	40,392	357,826
Nuclear fuel	252,682	157,967
TOTAL UTILITY PLANT	4,850,101	4,445,240
Less - accumulated depreciation and amortization	2,568,862	2,518,190
UTILITY PLANT - NET	2,281,239	1,927,050

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	126,503	124,777
Other regulatory assets	330,074	287,796
Other	18,212	20,016
TOTAL	474,789	432,589

TOTAL ASSETS	$3,623,516	$3,245,365

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2012	2011
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$111,854	$110,163
Short-term borrowings	39,986	-
Accounts payable:
Associated companies	5,564	8,032
Other	44,433	63,331
Taxes accrued	181,477	92,455
Accumulated deferred income taxes	1,789	3,428
Interest accrued	15,619	17,776
Other	2,429	2,591
TOTAL	403,151	297,776

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	782,469	652,418
Accumulated deferred investment tax credits	56,188	57,865
Other regulatory liabilities	256,024	214,745
Decommissioning	478,371	445,352
Pension and other postretirement liabilities	142,617	139,719
Long-term debt	671,945	636,885
Other	22	42
TOTAL	2,387,636	2,147,026

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2012 and 2011	789,350	789,350
Retained earnings	43,379	11,213
TOTAL	832,729	800,563

TOTAL LIABILITIES AND EQUITY	$3,623,516	$3,245,365

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2012, 2011, and 2010

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2009	$789,350	$40,592	$829,942
Net income	-	82,624	82,624
Common stock dividends	-	(100,200)	(100,200)
Balance at December 31, 2010	$789,350	$23,016	$812,366
Net income	-	64,197	64,197
Common stock dividends	-	(76,000)	(76,000)
Balance at December 31, 2011	$789,350	$11,213	$800,563
Net income	-	111,866	111,866
Common stock dividends	-	(79,700)	(79,700)
Balance at December 31, 2012	$789,350	$43,379	$832,729

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2012	2011	2010	2009	2008
	(Dollars In Thousands)

Operating revenues	$622,118	$563,411	$558,584	$554,007	$528,998
Net Income	$111,866	$64,197	$82,624	$48,908	$91,067
Total assets	$3,623,516	$3,245,365	$3,224,070	$3,135,651	$2,945,390
Long-term obligations (1)	$671,945	$636,885	$796,728	$728,253	$832,697
Electric energy sales (GWh)	6,602	9,293	8,692	9,898	8,475

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

Item 2.   Properties

Information regarding the registrant’s properties is included in Part I. Item 1. - Business under the sections titled “Utility - Property and Other Generation Resources” and “Entergy Wholesale Commodities - Property” in this report.

Item 3.   Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2012 are discussed in Part I. Item 1. - Business under the sections titled “Retail Rate Regulation”, “Environmental Regulation”, and  “Litigation” and "Impairment of Long-Lived Assets" in Note 1 to the financial statements in this report.

Item 4.   Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period

Leo P. Denault (a)(b)	53	Chairman of the Board and Chief Executive Officer of Entergy Corporation	2013-Present
		Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-2013
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and System Energy	2004-2013
		Director of Entergy Texas	2007-2013
		Director of Entergy New Orleans	2011-2013

J. Wayne Leonard (a)(b)	62	Chairman of the Board of Entergy Corporation	2006-2013
		Chief Executive Officer and Director of Entergy Corporation	1999-2013

William M. Mohl(a)(b)	53	President, Entergy Wholesale Commodity Business of Entergy Corporation	2013-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2010-2013
		Director of Entergy Gulf States Louisiana and Entergy Louisiana	2010-2013
		Vice President, System Planning of Entergy Services, Inc.	2007-2010

Richard J. Smith (a)(b)	61	President, Entergy Wholesale Commodity Business of Entergy Corporation	2010-2013
		President and Chief Operating Officer of Entergy Corporation	2007-2010

Theodore H. Bunting, Jr. (a)	54	Group President Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi and Entergy Texas	2012-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas	2012-Present

Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy
2007-2012

Andrew S. Marsh (a)(b)	40	Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas and System Energy	2013-Present
		Vice President, System Planning of Entergy Services, Inc.	2010-2013
		Vice President, Planning and Financial Communications of Entergy Services, Inc.	2007-2010

Mark T. Savoff (a)	56	Executive Vice President and Chief Operating Officer of Entergy Corporation	2010-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana and Entergy Mississippi	2004-Present
		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2011-Present
		Executive Vice President, Operations of Entergy Corporation	2004-2010

Roderick K. West (a)	44	Executive Vice President and Chief Administrative Officer of Entergy Corporation	2010-Present
		President and Chief Executive Officer of Entergy New Orleans	2007-2010
		Director of Entergy New Orleans	2005-2011

E. Renae Conley (a)	55	Executive Vice President, Human Resources and Administration of Entergy Corporation	2011-Present
		Executive Vice President of Entergy Corporation	2010-2011
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2000-2010
		Director of Entergy Gulf States Louisiana and Entergy Louisiana	2000-2010

Jeffrey S. Forbes(a)(c)	56	Executive Vice President, Nuclear Operations/Chief Nuclear Officer of Entergy Corporation	2013-Present
		Executive Vice President and Chief Nuclear Officer of Entergy Arkansas, Entergy Gulf States Louisiana and Entergy Louisiana	2013-Present
		President, Chief Executive Officer and Director of System Energy	2013-Present
		Senior Vice President, Nuclear Operations of Entergy Services, Inc.	2011-2013
		Senior Vice President and Chief Operating Officer of Entergy Operations, Inc.	2003-2011

John T. Herron (a)(c)	59	Nuclear Advisor	2013-Present
		President and Chief Executive Officer Nuclear Operations/ Chief Nuclear Officer of Entergy Corporation	2009-2013
		Executive Vice President and Chief Nuclear Officer of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana and Entergy Texas	2010-2013

		President, Chief Executive Officer and Director of System Energy	2009-2013
		Senior Vice President, Nuclear Operations	2007-2009

Marcus V. Brown (a)	51
Senior Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy
2012-Present
		Vice President and Deputy General Counsel of Entergy Services, Inc.	2009-2012
		Associate General Counsel of Entergy Services, Inc.	2007-2009

Alyson M. Mount (a)	42
Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and System Energy
2012-Present
		Vice President Corporate Controller of Entergy Services, Inc.	2010-2012
		Director, Corporate Reporting and Accounting Policy of Entergy Services, Inc.	2002-2010

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.
(b)	Mr. Leonard and Mr. Smith retired from the positions indicated effective January 31, 2013. Messrs. Denault, Marsh and Mohl assumed their new roles on February 1, 2013.
(c)
Mr. Herron resigned as President and Chief Executive Officer Nuclear Operations/Chief Nuclear Officer of Entergy Corporation effective January 2, 2013.  He has advised Entergy that he intends to retire from his current position effective March 31, 2013.

Each officer of Entergy Corporation is elected yearly by the Board of Directors.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR.

The high and low prices of Entergy Corporation’s common stock for each quarterly period in 2012 and 2011 were as follows:

	2012		2011
	High	Low	High	Low
	(In Dollars)

First	73.66	66.23	74.50	64.72
Second	68.20	62.97	70.40	65.15
Third	74.50	67.07	69.14	57.60
Fourth	72.98	61.55	74.00	62.66

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2012 and 2011.  Quarterly dividends of $0.83 per share were paid in 2012 and 2011.

As of January 31, 2013, there were 32,959 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2012-10/31/2012	-	$-	-	$350,052,918
11/01/2012-11/30/2012	-	$-	-	$350,052,918
12/01/2012-12/31/2012	-	$-	-	$350,052,918
Total	-	$-	-

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

There is no market for the common stock of Entergy Corporation’s wholly owned subsidiaries.  Cash dividends on common stock paid by the Registrant Subsidiaries during 2012 and 2011, were as follows:

	2012	2011
	(In Millions)

Entergy Arkansas	$10.0	$117.8
Entergy Gulf States Louisiana	$114.2	$302.0
Entergy Louisiana	$15.6	$358.2
Entergy Mississippi	$-	$3.3
Entergy New Orleans	$1.7	$42.0
Entergy Texas	$87.2	$5.8
System Energy	$79.7	$76.0

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2012, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

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

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2012.  In making this assessment, each management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on each management’s assessment and the criteria set forth by COSO, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2012.

The Registrants’ registered public accounting firm has issued an attestation report on each Registrant’s internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2012 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Corporation and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc. and Subsidiaries
Little Rock, Arkansas

We have audited the internal control over financial reporting of Entergy Arkansas, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Baton Rouge, Louisiana

We have audited the internal control over financial reporting of Entergy Gulf States Louisiana, L.L.C. (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Louisiana, LLC and Subsidiaries
Baton Rouge, Louisiana

We have audited the internal control over financial reporting of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.
Jackson, Mississippi

We have audited the internal control over financial reporting of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc.
New Orleans, Louisiana

We have audited the internal control over financial reporting of Entergy New Orleans, Inc. (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Entergy Texas, Inc. and Subsidiaries
Beaumont, Texas

We have audited the internal control over financial reporting of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
System Energy Resources, Inc.
Jackson, Mississippi

We have audited the internal control over financial reporting of System Energy Resources, Inc. (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

PART III

Item 10.  Directors and Executive Officers of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Item 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 3, 2013, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period

ENTERGY ARKANSAS, INC.

Directors

Hugh T. McDonald	54	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown		See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Jeffrey S. Forbes		See information under the Entergy Corporation Officers Section in Part I.
John T. Herron		See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald		See information under the Entergy Arkansas Directors Section above.
Alyson M. Mount		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY GULF STATES LOUISIANA, L.L.C.

Directors

Phillip R. May, Jr.	50	Director of Entergy Gulf States Louisiana and Entergy Louisiana	2013-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2013-Present
		Vice President, Regulatory Services of Entergy Services, Inc.	2002-2013

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
William M. Mohl		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Jeffrey S. Forbes	See information under the Entergy Corporation Officers Section in Part I.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Phillip R. May, Jr.	See information under the Entergy Gulf States Louisiana Directors Section above.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
William M. Mohl	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC

Directors

Phillip R. May, Jr.	See information under the Entergy Gulf States Louisiana Directors Section above.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
William M. Mohl	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Jeffrey S. Forbes	See information under the Entergy Corporation Officers Section in Part I.
John T. Herron	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Phillip R. May, Jr.	See information under the Entergy Gulf States Louisiana Directors Section above.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
William M. Mohl	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.

Directors

Haley R. Fisackerly	47	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present
		Vice President, Nuclear Government Affairs of Entergy Services, Inc.	2007-2008

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.

Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.

Directors

Charles L. Rice, Jr.	48	President and Chief Executive Officer of Entergy New Orleans	2010-Present
		Director of Entergy New Orleans	2010-Present
		Director, Utility Strategy of Entergy Services, Inc.	2009-2010
		Law Partner in the firm of Barrasso, Usdin, Kupperman, Freeman & Sarver, L.L.C.	2005-2009

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Charles L. Rice, Jr.	See information under the Entergy New Orleans Directors Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY TEXAS, INC.

Directors

Sallie T. Rainer	51	Director of Entergy Texas	2012-Present
		President and Chief Executive Officer of Entergy Texas	2012-Present
		Vice President, Federal Policy of Entergy Services, Inc.	2011-2012
		Director, Regulatory Affairs and Energy Settlements of Entergy Services, Inc.	2006-2011

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
E. Renae Conley	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
J. Wayne Leonard	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Sallie T. Rainer	See information under the Entergy Texas Directors Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

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

Corporate Governance Guidelines and Committee Charters

Each of the Audit, Corporate Governance, and Personnel Committees of Entergy Corporation’s Board of Directors operates under a written charter.  In addition, the full Board has adopted Corporate Governance Guidelines.  Each charter and the guidelines are available through Entergy’s website (www.entergy.com) or upon written request.

Audit Committee of the Entergy Corporation Board

The following directors are members of the Audit Committee of Entergy Corporation’s Board of Directors:

Steven V. Wilkinson (Chairman)
Maureen S. Bateman
Stuart L. Levenick
Blanche L. Lincoln

All Audit Committee members are independent.  For purposes of independence of members of the Audit Committee, an independent director also may not accept directly or indirectly any consulting, advisory, or other compensatory fee from Entergy or be affiliated with Entergy as defined in SEC rules.  All Audit Committee members possess the level of financial literacy and accounting or related financial management expertise required by the NYSE rules.  Steven V. Wilkinson qualifies as an “audit committee financial expert,” as that term is defined in the SEC rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 3, 2013, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”, which information is incorporated herein by reference.

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

ENTERGY ARKANSAS, ENTERGY GULF STATES LOUISIANA, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

In this section, Entergy Corporation discusses and analyzes the compensation earned by the following Named Executive Officers in 2012:

Name	Title as of December 31, 2012
J. Wayne Leonard	Chairman of the Board and Chief Executive Officer
Leo P. Denault	Executive Vice President and Chief Financial Officer
Roderick K. West	Executive Vice President and Chief Administrative Officer
Theodore H. Bunting, Jr.1	Group President, Utility Operations
Joseph F. Domino1	Chief Integration Officer
Haley R. Fisackerly	President, Entergy Mississippi
Hugh T. McDonald	President, Entergy Arkansas
William M. Mohl	President, Entergy Gulf States Louisiana and Entergy Louisiana
Alyson M. Mount	Chief Accounting Officer (principal financial officer), Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Sallie T. Rainer	President, Entergy Texas
Charles L. Rice	President, Entergy New Orleans

Mr. Leonard served and Mr. Denault and Mr. West serve as executive officers of Entergy Corporation.  No additional compensation was paid in 2012 to Mr. Leonard, Mr. Denault, or Mr. West for their service as Named Executive Officers of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas (the "Subsidiaries").

Entergy Corporation believes the executive pay programs described in this section and in the accompanying tables have played a material role in the ability to drive strong financial and operational results and to attract and retain a highly experienced and successful management team.

Executive Summary

Pay for Performance Philosophy

Entergy Corporation’s executive compensation programs are based on a philosophy of pay-for-performance that is embodied in the design of the annual and long-term incentive plans.  The annual incentive plan incentivizes and rewards the achievement of operational and financial metrics that are deemed by the Personnel Committee of the Entergy Corporation Board of Directors (the Personnel Committee) to be consistent with the overall goals and strategic direction that the Board has set for Entergy Corporation.  The long-term incentive programs further align the interests of the executives and Entergy Corporation’s stockholders by directly tying the value of the equity awards granted to executives under these programs to the performance of Entergy Corporation’s stock price and total shareholder return in relation to its peers.

1  Mr. Bunting and Mr. Domino are included in the Executive Compensation section of this Form 10-K because Mr. Bunting served as Chief Accounting Officer (principal financial officer) of the Subsidiaries and Mr. Domino served as President, Entergy Texas for a portion of 2012.

Application of Pay-for-Performance Philosophy

2012 Performance and Incentive Compensation

Pay outcomes for the Named Executive Officers during 2012 demonstrated the application of Entergy Corporation’s pay-for-performance philosophy.  Approximately 80% of the annual target compensation of Entergy Corporation’s Chief Executive Officer (excluding non-qualified supplemental retirement income) is “at risk” compensation, with the substantial majority of this “at risk” compensation consisting of awards under the Executive Annual Incentive Plan or Annual Incentive Plan and the Long-Term Performance Unit Program.  Awards under the Annual Incentive Plan are tied to Entergy Corporation’s operational and financial performance through the Entergy Achievement Multiplier, which is the performance metric used to determine the funding of awards under the Annual Incentive Plan.  For 2012, the Entergy Achievement Multiplier was determined based in equal part on Entergy Corporation’s success in achieving the earnings per share and operating cash flow goals.  These goals were set at the beginning of the year based on Entergy Corporation’s financial plan and the Board’s overall goals for Entergy Corporation and were consistent with its published earnings guidance.  In January 2013, after taking into account special items related to the Vermont Yankee impairment, the planned ITC Transaction, and Hurricane Isaac, the Personnel Committee determined that Entergy Corporation had exceeded its earnings per share goal, but had fallen short of its operating cash flow goal.

Despite strong operational performance in 2012, total shareholder return continued to fall below the Board’s expectations and the objectives of management.  Under the Long-Term Performance Unit Program, a substantial portion of targeted executive officer pay is tied directly to total shareholder return.  Under this program, performance is measured over a three-year period by assessing Entergy Corporation's total shareholder return in relation to the total shareholder return of the companies included in the Philadelphia Utility Index, with payouts based solely on relative performance.  Performance is measured based on total shareholder return because it encourages the executives to deliver superior shareholder value in relation to Entergy Corporation’s peers and rewards not just stock price appreciation, but also the ability to deliver significant dividends to shareholders.  Entergy Corporation’s total shareholder return for 2012 was in the bottom quartile of the Philadelphia Utility Index for the 2010-2012 performance period, which resulted in a zero payout for the performance units granted in 2010.  For additional information concerning the long-term compensation program, see “Long-Term Compensation - Performance Unit Program.”  These results clearly demonstrate the strong linkage of pay to performance in Entergy Corporation’s executive compensation programs.

2012 Significant Achievements

In addition to financial and operational results, Entergy Corporation’s Personnel Committee took into account the following significant achievements in its evaluation of 2012 performance.  While certain of these accomplishments did not have a significant effect on 2012’s reported financial results, the Committee believes they have positioned Entergy Corporation well for future success:

•	Successfully restored 92% of customers within 5 days after Hurricane Isaac (4th largest storm) vs. Gustav (8 days), Rita (13 days) and Katrina (16 days);
•	Restored 94% of customers within 5 days after the December 2012 winter storm in Arkansas;
•	Successfully implemented an executive succession plan for Entergy Corporation’s Chief Executive Officer, Chief Financial Officer, and other key executive positions;
•	Closed acquisitions of KGen Hinds and Hot Spring generating facilities;

•	Obtained 20-year license renewal from the Nuclear Regulatory Commission for Pilgrim Nuclear Station;
•	Successfully implemented the strategy to keep the Vermont Yankee nuclear plant operating beyond March 2012;
•	Obtained all regulatory approvals needed for six Entergy utility operating companies to move forward to join MISO;
•	Implemented a $1 billion commercial paper program, resulting in interest costs savings;
•	Successfully prepared for, responded to, and supported restoration for Hurricane Sandy; and
•	Received multiple awards and recognition for community relations, corporate citizenship, climate protection, and customer service.

Executive Compensation Best Practices

The Personnel Committee, with the assistance of its independent executive compensation consultant, engages in an ongoing review and evaluation of Entergy Corporation’s overall approach to its executive compensation programs to ensure that Entergy Corporation’s executive compensation programs continue to be in line with best practices of other companies in the industry as well as other Fortune 500 companies.  As a result, Entergy Corporation:

•	Has a recoupment or “clawback” policy.
•	Requires a “double trigger” to occur before any equity awards can vest upon a change in control.
•	Has a policy that prohibits hedging transactions in Entergy Corporation’s common stock.
•	Has a policy that prohibits pledging of Entergy Corporation’s common stock by directors and executive officers.
•
Caps the maximum payout under the Long-Term Performance Unit Program at 200% of target beginning with the 2011-2013 performance period, with no payout for performance below the third quartile of Entergy Corporation’s peer group.

•	Settles all awards under the Long-Term Performance Unit Program in shares of Entergy Corporation common stock, beginning with the 2012- 2014 performance period.
•	Requires executive officers to meet stock ownership guidelines.
•	Maintains the independence of Entergy Corporation’s independent compensation consultant.
•	Provides only a limited number of perquisites.

Further, Entergy Corporation does not pay or provide any Named Executive Officer 280G “gross-up” payments in the case of a change in control.  For additional information about the policies discussed above, see “Compensation Program Administration.”

2012 Changes

Leadership Transition

In September 2012, Entergy Corporation announced the retirement of J. Wayne Leonard as its Chairman and Chief Executive Officer effective February 1, 2013.  At that time, it was announced that Leo P. Denault would succeed Mr. Leonard as Chairman and Chief Executive Officer and that Andrew S. Marsh would succeed Mr. Denault as Executive Vice President and Chief Financial Officer.  Mr. Marsh was previously Vice President, System Planning.

When Mr. Denault assumed the position as Chief Executive Officer, his annual base salary was increased to $1,085,000 and his annual cash bonus target under Entergy Corporation's Annual Incentive Plan was increased to 120% of base salary.  Mr. Denault continues to participate in Entergy Corporation’s Long Term Performance Unit Program and continues to be eligible to receive awards under the 2011 Equity Ownership and Long-Term Cash Incentive Plan of Entergy Corporation and Subsidiaries or “2011 Equity Ownership Plan.”  The Committee determined the compensation level for Mr. Denault using competitive compensation data provided by its independent compensation consultant.  It also considered his current compensation level and positioned the compensation for him below market rates with the intent of transitioning him to competitive levels over time.  Upon his retirement, Mr. Leonard did not receive any additional compensation from Entergy Corporation other than retirement benefits that will be paid in accordance with his retention agreement entered into at the time Mr. Leonard commenced employment with Entergy Corporation.

Also effective February 1, 2013, William M. Mohl assumed the position of President, Entergy Wholesale Commodity Business from Richard J. Smith who retired from that position.  Mr. Mohl previously served as President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana.  Phillip R. May succeeded Mr. Mohl as President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana on February 1, 2013.

Other leadership changes that occurred in 2012 included Alyson M. Mount succeeding Theodore H. Bunting, Jr. as Chief Accounting Officer of Entergy Corporation and the Subsidiaries and Sallie T. Rainer becoming President, Entergy Texas on May 31, 2012.  Ms. Rainer replaced Joseph F. Domino who became Entergy Corporation’s Chief Integration Officer for the ITC Transaction.   Ms. Mount assumed the position of Chief Accounting Officer, effective May 31, 2012, when Mr. Bunting became Entergy Corporation’s Group President, Utility Operations.

Except where noted, throughout this Compensation Discussion and Analysis and in the compensation tables that follow, the title of each Named Executive Officer referred to is the title in effect on the last day of fiscal year 2012.

Annual Incentive Plan Changes

Previously, once the Annual Incentive Plan performance goals established by the Personnel Committee were satisfied, a feature of the Annual Incentive Plan automatically increased the Entergy Achievement Multiplier by 25% for the members of the Office of the Chief Executive.  The Personnel Committee then had the discretion to reduce or eliminate this 25% enhancement to the Entergy Achievement Multiplier for these officers altogether.  This feature of the Annual Incentive Plan was intended to provide the Committee with a mechanism to take into consideration specific achievement factors relating to the overall performance of Entergy Corporation in accordance with Section 162(m) of the Code.  In December 2012 the Committee eliminated this automatic increase in the Entergy Achievement Multiplier for members of the Office of the Chief Executive from the Annual Incentive Plan for future awards, reflecting the Personnel Committee’s determination that use of the Entergy Achievement Multiplier, in and of itself and without this automatic enhancement, was more consistent with the goals of the Annual Incentive Plan.

Results of 2012 Advisory Vote on Executive Compensation

As part of its ongoing review of Entergy Corporation’s executive compensation programs, the Personnel Committee also considered in 2012, and will consider in the future, the results of the advisory vote of Entergy Corporation’s shareholders on executive compensation.  Given the approximately 98% level of support for Entergy Corporation’s executive compensation programs at its 2012 Annual Meeting and the input Entergy Corporation received through outreach to its institutional shareholders, the Committee believes that Entergy Corporation’s shareholders are very satisfied with Entergy Corporation’s executive compensation pay practices.  As a result, the Personnel Committee did not make any changes to Entergy Corporation’s executive compensation programs in response to this advisory vote.  However, the Personnel Committee did make the changes to the executive compensation programs as discussed above in connection with its ongoing review of Entergy Corporation’s executive compensation programs.

Establishing Executive Compensation
Executive Compensation Program Design

The executive compensation programs include three basic elements:  base salary; annual cash incentives delivered through the Annual Incentive Plan; and long-term equity compensation delivered through the Long-Term Performance Unit Program, stock options, and restricted stock grants.  Using these three elements, Entergy Corporation has sought to design the executive compensation programs to ensure that:

●	The compensation programs enable us to attract, retain, and motivate executive talent by offering competitive compensation packages.

●
The greatest part of the Named Executive Officers’ compensation is in the form of "at risk" performance-based compensation, in order to focus the executives on the achievement of superior results and align compensation with shareholder value.

●	A substantial portion of the Named Executive Officers' compensation is delivered in the form of equity awards, which are required to be retained until stock ownership targets are met.

Entergy Corporation believes this philosophy has enabled us to closely align executive compensation with corporate performance and shareholder value, while at the same time attracting and retaining the highest caliber of executive talent.

The Starting Point

To develop a competitive compensation program, the Personnel Committee annually reviews compensation data from two sources:

Survey Data

The Committee uses published and private compensation survey data to develop marketplace compensation levels for the executive officers.  The data, which is compiled by the Committee’s independent compensation consultant, compares the current compensation opportunities provided to each of the executive officers against the compensation opportunities provided to executives holding similar positions at companies with corporate revenues similar to Entergy Corporation’s.  For non-industry specific positions such as a chief financial officer, the Committee reviews general industry data for total cash compensation (base salary and annual incentive).  For management positions that are industry-specific such as Group President, Utility Operations, the Committee reviews data from utility companies for total cash compensation.  However, for long-term incentives, all positions are reviewed relative to utility market data.  The survey data reviewed by the Committee covers hundreds of companies across a broad range of industries and over 60 investor-owned utility companies in the utility sector.  In evaluating compensation levels against the survey data, the Committee considers only the aggregated survey data.  The identities of the companies participating in compensation survey data are not disclosed to, or considered by, the Committee in its decision-making process and, thus, are not considered material by the Committee.

The Committee uses the survey data to develop compensation opportunities that deliver total target compensation at approximately the 50th percentile of the surveyed companies.  This survey data is used as the primary data for purposes of determining target compensation.  The Committee considers its objectives to have been met if Entergy Corporation’s Chief Executive Officer and the eight (8) other executive officers of Entergy Corporation who constitute what is referred to as the Office of the Chief Executive each have a target compensation opportunity that falls within the range of 85% – 115% of the 50th percentile of the survey data. Actual compensation received by an individual officer may be above or below the 50th percentile based on an individual officer’s skills, performance, experience and responsibilities, company performance, and internal pay equity.  In 2012 the target compensation for the Named Executive Officers did not exceed 115% of the 50th percentile of the survey data.

Proxy Analysis

Although the survey data described above is the primary data used in determining compensation, the Committee reviews data derived from proxy statements as an additional point of comparison.  The proxy data is used to compare the compensation levels of the Named Executive Officers with the compensation levels of the corresponding top five highest paid executive officers of the companies included in the Philadelphia Utility Index, as reported in their proxy statements, based on pay rank and without regard to roles and responsibilities.  The Personnel Committee uses this analysis to evaluate the overall reasonableness of Entergy Corporation’s compensation programs.  The following companies were included in the Philadelphia Utility Index at the time the proxy data was compiled:

• AES Corporation	• El Paso International
• Ameren Corporation	• Exelon Corporation
• American Electric Power Co. Inc.	• FirstEnergy Corporation
• CenterPoint Energy Inc.	• NextEra Energy
• Consolidated Edison Inc.	• Northeast Utilities
• Covanta Holding Corporation	• PGE Corporation
• Dominion Resources Inc.	• Public Service Enterprise Group, Inc.
• DTE Energy Company	• Southern Company
• Duke Energy Corporation	• Xcel Energy
• Edison International

Factors Used to Determine Compensation

When determining each compensation element for executive officers, the Personnel Committee in the case of Mr. Leonard, Mr. Denault, and Mr. West, and in the case of the other Named Executive Officers, their supervisors, consider some or all of the following factors:

•
Analysis provided by the Committee's independent compensation consultant of compensation practices at industry peer group companies and the general market for comparable positions in companies Entergy Corporation’s size;

•	Competitiveness of Entergy's executive compensation programs and Entergy Corporation’s ability to attract and retain top executive talent;
•	Individual performance of each Named Executive Officer;
•	The desire to ensure that a substantial portion of total compensation is performance-based;
•	The relative importance of the short-term performance goals established pursuant to the Annual Incentive Plan;
•	Internal pay equity and the executive pay structure;
•	The Committee's assessment of other elements of compensation provided to the Named Executive Officer; and
•	The Chief Executive Officer’s recommendations, for all Named Executive Officers other than himself.

Mr. Leonard, Entergy Corporation’s Chief Executive Officer, received a higher compensation level compared to the other Named Executive Officers to reflect the following factors:

•	Market practices that compensate chief executive officers at greater potential compensation levels with more “pay at risk” than other named executive officers; and
•
The Personnel Committee’s assessment of Mr. Leonard’s strong performance based on the Board’s annual performance evaluation, in which the Board reviews and assesses Mr. Leonard’s performance based on critical factors such as:  leadership, strategic planning, financial results, succession planning, communications with Entergy Corporation’s stakeholders, external relations with the communities and industries in which Entergy Corporation operates and his relationship with the Board.

Executive Compensation Elements

Short-Term Compensation

Base Salary

Pay data is analyzed and used to determine the base salaries for all of the Named Executive Officers.  Base salary is a component of the Named Executive Officers’ compensation package because the Committee believes it is appropriate that some portion of the compensation that is provided to these officers is stable.  Also, base salary remains the most common form of payment throughout all industries and its use ensures a competitive compensation package for the Named Executive Officers.

The use of “internal pay equity” in setting merit increases assists us in determining whether a change in an executive officer’s role and responsibilities relative to other executive officers requires an adjustment to the officer’s salary. The Committee, however, has not established any predetermined formula against which the base salary of one Named Executive Officer is measured against another officer or employee.

In 2012, all of the Named Executive Officers received merit increases in their base salaries in the range of 2 to 3 percent, except for Mr. Bunting, Ms. Mount, and Ms. Rainer.  The increases in base salary were made in light of current economic conditions and the projected growth in executive salaries in 2012 based on general industry surveys obtained from human resources consulting firms, as well as, an internal pay equity comparison.  Upon assuming the position of Chief Accounting Officer of Entergy and the Subsidiaries, Ms. Mount’s base salary increased 27% to $280,000, Ms. Rainer’s base salary was increased 22% to $275,000 when she became President, Entergy Texas, and Mr. Bunting’s base salary was increased 52% to $560,000 when he became Group President, Utility Operations.  Their salaries were increased to reflect their new roles and responsibilities and was based on the internal pay equity and market information provided by the Personnel Committee’s independent compensation consultant.

The following table sets forth the 2011 and 2012 base salaries for the Named Executive Officers.  Changes in base salaries were effective in April of each of the years shown, except for Mr. Bunting, Ms. Mount, and Ms. Rainer whose salaries were effective on the date of their promotion in 2012.

Named Executive Officer	2011 Base Salary	2012 Base Salary

J. Wayne Leonard	$1,323,800	$1,350,276
Leo P. Denault	$ 655,200	$ 674,856
Roderick K. West	$ 572,000	$ 589,160
Theodore H. Bunting, Jr.	$ 359,212	$ 560,000
Joseph F. Domino	$ 324,104	$ 330,550
Haley R. Fisackerly	$ 283,250	$ 288,950
Hugh T. McDonald	$ 330,185	$ 336,800
William M. Mohl	$ 335,550	$ 342,250
Alyson M. Mount	$ 214,712	$ 280,000
Sallie T. Rainer	$ 220,629	$ 275,000
Charles L. Rice	$ 247,200	$ 252,100

Annual Incentive Plan

Performance-based incentives are included in the Named Executive Officers’ compensation packages because Entergy Corporation believes performance-based incentives encourage the Named Executive Officers to pursue objectives consistent with the overall goals and strategic direction that the Board has set for Entergy Corporation.  Annual incentive plans are commonly used by companies in a variety of industry sectors to compensate their executive officers for achieving financial and operational goals.

Under the Annual Incentive Plan, Entergy Corporation uses a performance metric known as the Entergy Achievement Multiplier to determine the percentage of target annual plan opportunities that will be paid each year to each Named Executive Officer, subject to adjustment based on individual performance.

Each year the Personnel Committee reviews the performance measures used to determine the Entergy Achievement Multiplier.  In December 2011 the Personnel Committee decided to retain for 2012 the performance measures used for determining the 2011 Entergy Achievement Multiplier.  These measures were consolidated earnings per share and operating cash flow, with each measure weighted equally.  The Committee selected these performance measures because:

•	earnings per share and operating cash flow have both a correlative and causal relationship with shareholder value over the long-term;
•	earnings per share and operating cash flow targets are aligned with externally-communicated goals; and
•	earnings per share and operating cash flow results are readily available in earning releases and SEC filings.

In addition, these measures are used by a number of other companies, including the companies in the Philadelphia Utility Index, as components of their incentive programs.  For example, approximately 70% of the industry peer group companies use earnings per share as an incentive measure.

The Committee sets minimum, target, and maximum achievement levels under the Annual Incentive Plan.  There is no payout for performance at or below the minimum achievement level, the payout for performance at target is 100% of the target payout, and the payout for performance at or above the maximum achievement level is 200% of target.  Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight-line interpolation.  In general, the Committee seeks to establish target achievement levels such that the relative difficulty of achieving the target level is consistent from year to year.  Over the five years ending with 2012, the average Entergy Achievement Multiplier was 132% of target.

In December 2011, the Committee set the 2012 target award for incentives to be paid for 2012 under the Annual Incentive Plan for Entergy Corporation’s Chief Executive Officer at 120% of his base salary and the target awards for Mr. Denault and Mr. West at 70% of their respective base salaries.  The target awards for the other Named Executive Officers were set as follows:  Theodore H. Bunting, Jr. (70%); Joseph F. Domino (50%); Haley Fisackerly (40%); Hugh T. McDonald (50%); William M. Mohl (60%); Alyson M. Mount, (60%); Sallie T. Rainer (40%); and Charles L. Rice, Jr. (40%).

The target awards for the Named Executive Officers (other than Entergy Corporation named executive officers) were set by their respective supervisors (subject to ultimate approval of Entergy’s Corporation Chief Executive Officer) who allocated a potential incentive pool established by the Personnel Committee among various of their direct and indirect reports.

Target awards are set based on an executive officer’s position and executive management level within the Entergy organization.  Executive management levels at Entergy range from Level 1 through Level 4.  At December 31, 2012, Mr. Bunting, Mr. Denault, and Mr. West held positions in Level 2, Ms. Mount and Mr. Mohl held positions in Level 3 and the remaining Named Executive Officers held positions in Level 4.  Accordingly, their respective incentive targets differ one from another based on the external market data developed by the Committee’s independent compensation consultant and the other factors noted above.

In January 2012, the Committee determined the Annual Incentive Plan targets to be used for purposes of determining annual bonuses for 2012.  The Committee’s determination of the target levels was made after full Board review of management’s 2012 financial plan for the Entergy System companies, upon recommendation of the Finance Committee, and after the Committee’s determination that the established targets aligned with Entergy Corporation’s anticipated 2012 financial performance as reflected in the financial plan and  Entergy Corporation’s published earnings guidance.  In keeping with past practice with respect to known special items that would be excluded from operational earnings, the Committee also determined, based on the recommendation of the Finance Committee, that for purposes of measuring performance against such targets, an adjustment would be made to exclude the effect on as-reported results of activities associated with Entergy Corporation’s planned ITC Transaction (considered a special item).  The Committee therefore established the following targets for purposes of measuring management performance against as-reported results, adjusted to exclude the effect on reported results of activities associated with the ITC Transaction.

	Minimum	Target	Maximum
Earnings Per Share ($)	$5.22	$5.80	$6.38
Operating Cash Flow ($ billion)	$2.840	$3.240	$3.640

In January 2013, the Committee and full Board reviewed Entergy Corporation’s as-reported and operational earnings per share and operating cash flow results against the established performance objectives reflected in the above table.  The Committee noted that in 2012, Entergy Corporation’s as-reported results included, in addition to the special item for costs associated with the proposed ITC Transaction, a special item for an asset impairment taken in accordance with generally accepted accounting principles in connection with the Vermont Yankee nuclear plant and triggered by state actions to shut down the plant.  Both of these special items were excluded from Entergy Corporation’s as-reported earnings per share and operating cash flow for purposes of measuring performance against the previously established targets.  Regarding the Vermont Yankee impairment, certain benefits to operational earnings resulting from the impairment, such as reduced depreciation expense, also were excluded.  In making the determination to exclude the effect of the Vermont Yankee impairment, the Committee took into account not only the fact that it was a special item not included in operational earnings, but also management’s performance in formulating and executing Entergy Corporation’s strategy with respect to Vermont Yankee.

The Committee also considered the impact on as-reported and operational earnings and operating cash flow of certain costs incurred in connection with Hurricane Isaac, which struck the Entergy System service territory in late August 2012 and left more than 787,000 customers without power, making it the fourth-most significant storm in Entergy System’s history in terms of outages.  The Committee specifically noted the unusual pressure on Entergy System personnel to restore these outages quickly, due to the large number of customers who sheltered in place, and the Entergy System’s outstanding performance in that regard.  In light of this performance, the Committee, based on the recommendation of the Finance Committee and the full Board of Directors, adjusted as-reported results to exclude not only the special items noted above, but also the effects of Hurricane Isaac for purposes of measuring management’s performance against the targets set in January 2012 and determining the Entergy Achievement Multiplier.  This adjustment had a negligible effect on earnings per share, but increased operating cash flow significantly to reflect the cash expended in the restoration effort.  This was consistent with the Committee’s view that in general, management’s performance for such purposes should be measured against operational results, subject to adjustment in appropriate circumstances for unusual or extraordinary events or performance.

The Personnel Committee determined that after taking into account the adjustments noted above, Entergy Corporation had exceeded its earnings per share goal, but had fallen short of its operating cash flow goal.  Based on this review and the recommendation of the Finance Committee and the Board of Directors, in January 2013, the Personnel Committee therefore certified the 2012 Entergy Achievement Multiplier at 104% of target. This determination was subsequently ratified by the full Board of Directors.

Under the terms of the Annual Incentive Plan’s Management Effectiveness Program, the 2012 Entergy Achievement Multiplier was automatically increased by 25% for the members of the Office of the Chief Executive, subject to the Personnel Committee’s discretion to reduce or eliminate the increase altogether.  In January 2013 the Committee eliminated the Management Effectiveness Program with respect to the 2012 incentive awards, reflecting the Personnel Committee’s determination that the performance levels achieved by Entergy Corporation’s management did not warrant application of this enhancement.  After consultation with the Chief Executive Officer with respect to the other members of the Office of the Chief Executive and based on its evaluation of the performance of the Chief Executive Officer and other members of the Office of Chief Executive, the Committee applied an additional downward adjustment to the awards to be paid to all of the members of the Office of the Chief Executive, including Mr. Leonard, Mr. Denault, Mr. Bunting, and Mr. West which had the effect of reducing their awards from 104% of target to 95% of target.  The Committee made this adjustment based on its determination that despite the many accomplishments of management in 2012 and strong operational performance, management had not fully met the Committee’s expectations with respect to Entergy Corporation’s safety performance.

After the Entergy Achievement Multiplier was established to determine overall funding for the Annual Incentive Plan, Entergy Corporation’s current Chief Executive Officer, Mr. Denault, with input from Mr. Leonard, allocated incentive award funding to the business units based on their business unit results (referred to as the “line of business multiplier”).  Individual awards were determined based on the line of business multiplier as well as individual officer performance.

The following table shows the Annual Incentive Plan payments as a percentage of base salary for 2012, as well as the incentive awards paid to each Named Executive Officer for 2012:

Named Executive Officer	Target as Percentage of Base Salary	Payout as Percentage of Base Salary	2012 Annual Incentive Award
J. Wayne Leonard	120%	114%	$1,539,315
Leo P. Denault	70%	66%	$ 448,779
Roderick K. West	70%	66%	$ 391,791
Theodore H. Bunting, Jr.	70%	66%	$ 372,400
Joseph F. Domino	50%	50%	$ 165,000
Haley R. Fisackerly	40%	48%	$ 139,000
Hugh T. McDonald	50%	60%	$ 202,000
William M. Mohl	60%	88%	$ 300,000
Alyson M. Mount	60%	75%	$ 210,000
Sallie T. Rainer	40%	47%	$ 128,000
Charles L. Rice	40%	46%	$ 115,000

Long-Term Incentive Compensation

The goal for long-term incentive compensation is to focus and reward the executive officers for building shareholder value and to increase the executive officers’ ownership in Entergy Corporation’s common stock.  In the long-term incentive compensation programs, Entergy Corporation uses a mix of performance units, restricted stock, and stock options.  Performance units reward the Named Executive Officers on the basis of total shareholder return, which is a measure of stock appreciation, dividend payments, and stock price relative to the companies in the Philadelphia Utility Index.  Restricted stock ties the executive officers’ long-term financial interest to the long-term financial interests of Entergy Corporation’s shareholders.  Stock options provide a direct incentive to increase the price of Entergy Corporation common stock.  In addition, Entergy Corporation occasionally awards restricted stock units for retention purposes or to offset forfeited compensation in order to attract officers and managers from other companies.  The target value of long-term incentive compensation is allocated 60% to performance units and 40% to a combination of stock options and restricted stock, equally divided in value, all based on their grant date fair values.

All of the performance units, shares of restricted stock, and stock options granted to the Named Executive Officers in 2012 were awarded under the 2011 Equity Ownership Plan.  All equity awards granted under the equity ownership plans require both a change in control and an involuntary job loss or substantial diminution of duties (a “double trigger”) for the acceleration of these awards upon a change in control.

Performance Unit Program

Entergy Corporation issues performance unit awards to the Named Executive Officers under the Long-Term Performance Unit Program.  Historically, each performance unit equals the cash value of one share of Entergy Corporation common stock at the end of the three-year performance period.  Each unit also earns the cash equivalent of the dividends paid during the performance period.  Dividends accrued during the performance period are paid out only to the extent that the performance measures are achieved and a payout under the program for that period occurs.  The Long-Term Performance Unit Program is structured to reward Named Executive Officers only if performance goals set by the Personnel Committee are met.  The Personnel Committee has no discretion to make awards if minimum performance goals are not achieved.  Beginning with the 2012-2014 performance period, upon vesting, the performance units granted under the Long-Term Performance Unit Program will be settled in shares of Entergy Corporation common stock rather than cash.  Accrued dividends on any shares earned during the performance period will also be converted and paid in shares of Entergy Corporation common stock.  Entergy Corporation modified the form of payment to align the method of payment with market practice and to encourage the executives to own shares of Entergy Corporation common stock.

The Long-Term Performance Unit Program specifies a minimum, target and maximum achievement level.  Entergy Corporation measures performance by assessing Entergy Corporation's total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index.  The Personnel Committee identified the Philadelphia Utility Index as the industry peer group for total shareholder return performance because the companies included in this index, in the aggregate, approximate Entergy Corporation in terms of business and scale.  The Personnel Committee chose relative total shareholder return as a measure of performance because it assesses Entergy Corporation's creation of shareholder value relative to other electric utilities over the performance period.  It also takes into account dividends paid by the companies in this index and normalizes certain events that affect the industry as a whole.  Minimum, target, and maximum performance levels are determined by reference to the percentile ranking of Entergy Corporation's total shareholder return against the total shareholder return of the companies in the Philadelphia Utility Index. At any given time, a participant in the Long-Term Performance Unit Program may be participating in up to three performance periods.  Currently, participants are participating in the 2011-2013, the 2012-2014, and the 2013-2015 performance periods.

2012-2014 Performance Unit Program Grants.  Subject to achievement of performance levels, the following target amounts for the 2012-2014 performance period were:

•	26,900 performance units for Mr. Leonard;
•	5,400 performance units for Mr. Denault and Mr. West;
•	4,983 performance units for Mr. Bunting;
•	1,500 performance units for Mr. Domino, Mr. Fisackerly, and Mr. McDonald;
•	2,400 performance units for Mr. Mohl;
•	2,067 performance units for Ms. Mount;
•	1,292 performance units for Ms. Rainer; and
•	1,500 performance units for Mr. Rice.

The range of payouts under the program is shown below.

Performance Level	Minimum	Target	Maximum
Total Shareholder Return	25th percentile	50th percentile	75th percentile
Payouts	25% of target	100% of target	200% of Target

There is no payout for performance below the 25th percentile.  Payouts between minimum and target and target and maximum are calculated using straight-line interpolation.  The Personnel Committee sets payout opportunities for the Long-Term Performance Unit Program at the outset of each performance period.

Payout for the 2010-2012 Performance Period.  For the 2010-2012 performance period, the target amounts established in January 2010 were:

•	22,300 performance units for Mr. Leonard;
•	5,300 performance units for Mr. Denault;
•	4,583 performance units for Mr. West;
•	2,803 performance units for Mr. Bunting;
•	1,000 performance units for Mr. Domino, Mr. Fisackerly, and Mr. McDonald;
•	2,000 performance units for Mr. Mohl; and
•	833 performance units for Mr. Rice.

Ms. Mount and Ms. Rainer were not participants in the 2010-2012 performance period of the Long-Term Performance Unit Program.  Participants could earn performance units based on relative total shareholder return and on the following range of payouts:

Performance Level	Minimum	Target	Maximum
Total Shareholder Return	25th percentile	50th percentile	75th percentile
Payouts	10% of target	100% of target	250% of Target

In January 2013, the Committee assessed Entergy Corporation's total shareholder return for the 2010-2012 performance period in order to determine the actual number of performance units to be paid to Performance Unit Program participants for the 2010-2012 performance period.  The Committee compared Entergy Corporation's total shareholder return against the total shareholder return of the companies that comprise the Philadelphia Utility Index. Based on this comparison, the Committee concluded that Entergy Corporation’s performance for the 2010-2012 performance period, ranked in the bottom quartile.  This resulted in a zero payout under the Performance Unit Program for the 2010-2012 performance period.

Stock Options and Restricted Stock

Entergy Corporation grants stock options and restricted stock as part of the long-term incentive awards to the executive officers.  These awards are intended to:

•	Align the interests of executive officers with the interests of shareholders by tying executive officers’ long-term financial interests to the long-term financial interests of shareholders;
•	Act as a retention mechanism for key executives officers; and
•	Maintain a market competitive position for total compensation.

As previously discussed, several factors are considered in determining the amount of stock options and shares of restricted stock granted to the Named Executive Officers.  For restricted stock and stock option awards, the assessment of individual performance of each Named Executive Officer is the most important factor in determining the number of shares of restricted stock and options awarded.  The Committee, in consultation with Entergy Corporation’s Chief Executive Officer, reviews each officer’s performance, role and responsibilities, strengths, and developmental opportunities.  It also considers Entergy Corporation’s significant achievements for the prior year.

The following table sets forth the number of stock options and shares of restricted stock granted to each Named Executive Officer in 2012.  The exercise price for each option was $71.30, which was the closing price of Entergy Corporation common stock on the date of grant.

Named Executive Officer	Stock Options	Shares of Restricted Stock
J. Wayne Leonard	89,000	11,600
Leo P. Denault	30,000	4,000
Roderick K. West	30,000	4,000
Theodore H.Bunting, Jr.	9,000	2,100
Joseph F. Domino	7,300	700
Haley R. Fisackerly	4,600	1,200
Hugh T. McDonald	4,600	1,300
William M. Mohl	7,400	1,500
Alyson M. Mount	-	1,500
Sallie T. Rainer	-	1,300
Charles L. Rice	4,600	1,050

The stock option and restricted stock grants awarded to the Named Executive Officers were determined based on the factors described above. The executive officers received a larger number of stock options in 2012 as compared to 2011 in response to market data that indicated a higher level of awards was warranted.  Ms. Mount and Ms. Rainer were not eligible to receive stock options when the options were granted in 2012.

Stock Options.  Under the equity plans, all stock options must have an exercise price equal to the fair market value of Entergy Corporation common stock on the date of grant.  The stock options vest over a three-year period and have a ten-year term from the date of grant.  The equity ownership plans prohibit the repricing of “underwater” stock options without shareholder approval.

Entergy Corporation has not adopted a formal policy regarding the granting of options at times when Entergy Corporation is in possession of material non-public information.  However, options are generally granted to Named Executive Officers only during the month of January in connection with the annual executive compensation decisions.  On occasion, options may be granted at other times to newly hired employees or existing employees for retention or other limited purposes.

Restricted Stock.  Shares of restricted stock vest over a three-year period, have voting rights, and accrue dividends during the vesting period.  Upon vesting, shares of Entergy Corporation common stock will be distributed along with the dividends that have accrued on the vested shares.  The grant of restricted stock awards replaced a portion of the stock option awards historically granted to the executive officers.  Entergy Corporation believes the use of restricted stock enhances retention, mitigates the burn rate, and assists in building executive ownership of Entergy Corporation common stock.

For additional information regarding stock options and shares of restricted stock awarded in 2012 to each of the Named Executive Officers, see the 2012 Grants of Plan-Based Awards table.

Restricted Stock Units

Restricted stock units granted under the 2011 Equity Ownership Plan represent phantom shares of Entergy Corporation common stock (i.e., non-stock interests that have an economic value equivalent to a share of Entergy’s Corporation common stock).  Restricted stock units are occasionally granted for retention purposes, to offset forfeited compensation from a previous employer, or for other limited purposes.  If all conditions of the grant are satisfied, restrictions on the restricted stock units lift at the end of the restricted period, and a cash equivalent value of the restricted units is paid to the holder of the award.  The settlement price is equal to the number of restricted stock units multiplied by the closing price of Entergy Corporation common stock on the date restrictions lift.  Restricted stock units are not entitled to dividends or voting rights.  Restricted units are generally time-based awards for which restrictions lift, subject to continued employment, generally over a two- to five-year period.

In May 2012, the Committee granted Mr. Domino, Entergy Corporation’s Chief Integration Officer 6,000 restricted stock units in order to continue his employment with Entergy Corporation as Mr.  Domino had been planning on retiring in 2012.  Entergy Corporation requested that Mr. Domino remain employed in order to provide his leadership skills in light of the strategic challenges associated with the completion of the ITC Transaction.  In determining the size of the grant, the Committee considered the declining value of his non-qualified retirement benefits resulting from the request to stay.

The restricted stock units will vest in full on May 31, 2014.  On the vesting date, Entergy Corporation will pay Mr. Domino, subject to payment of withholding taxes, a cash amount equal to the closing price of a share of Entergy Corporation’s common stock on that date multiplied by the number of restricted stock units granted.  At the discretion of Entergy Corporation’s Chief Executive Officer, Mr. Domino’s restricted stock units may vest at an earlier date if the ITC transaction closes early or Entergy Corporation publicly announces that the ITC Transaction has been terminated.

No other Named Executive Officer received a restricted stock unit grant in 2012.

Benefits, Perquisites, Agreements, and Post-Termination Plans

Pension Plan, Pension Equalization Plan, and System Executive Retirement Plan

Retirement Plans

The Named Executive Officers participate in an Entergy Corporation-sponsored tax qualified pension plan that covers a broad group of employees.  In addition, each Named Executive Officer (other than Entergy Corporation’s Chief Executive Officer) participates in the Pension Equalization Plan and System Executive Retirement Plan, two non-qualified supplemental retirement plans sponsored by Entergy Corporation.  Under the terms of the Pension Equalization Plan and System Executive Retirement Plan, an employee participating in both plans is eligible to receive only the greater of the two benefits computed in accordance with the terms of and conditions of each plan.

The Committee believes that these plans are an important part of the executive compensation programs because they assist in the recruitment of top talent in the competitive market, as these types of supplemental plans are typically found in companies of similar size to Entergy Corporation.  These plans serve a critically important role in the retention of the senior executives as benefits from these plans generally increase for each year that these executives remain employed by us.  The plans thereby encourage the most senior executives to remain employed by us and continue their work on behalf of Entergy Corporation’s shareholders.  See the 2012 Pension Benefits table for additional information regarding the operation of the plans described under this caption.

Savings Plan

The Named Executive Officers are eligible to participate in an Entergy Corporation-sponsored Savings Plan that covers a broad group of employees.  This is a tax-qualified retirement savings plan, wherein total combined before-tax and after-tax contributions may not exceed 30 percent of a participant's base salary up to certain contribution limits defined by law. In addition, under the Savings Plan, the participant's employer matches an amount equal to seventy cents for each dollar contributed by participating employees, including the Named Executive Officers, on the first six percent of their eligible earnings under the plan for that pay period.  Entergy Corporation maintains the Savings Plan for its employees, including the Named Executive Officers, to encourage Entergy Corporation’s employees to save some percentage of their cash compensation for their eventual retirement.  The Savings Plan permits employees to make such savings in a manner that is relatively tax efficient.  Entergy Corporation believes this type of savings plan is also a critical element in attracting and retaining talent in a competitive market.

Executive Deferred Compensation

The Named Executive Officers are eligible to defer up to 100% of their Annual Incentive Plan awards, and until 2014, 100% of their awards under the Long-Term Performance Unit Program into either or both Entergy Corporation-sponsored Executive Deferred Compensation Plan and the equity plan.  In addition, they are eligible to defer up to 100% of their base salary into the Executive Deferred Compensation Plan.  Entergy Corporation provides these benefits because the Committee believes it is standard market practice to permit officers to defer the cash portion of their compensation.  Entergy Corporation believes that providing this benefit is important as a retention and recruitment tool as many, if not all, of the companies with which Entergy Corporation competes for executive talent provide a similar arrangement to their senior executive officers.  See the 2012 Non-qualified Deferred Compensation table for additional information regarding the operation of the Executive Deferred Compensation Plan.

Health and Welfare Benefits

The Named Executive Officers are eligible to participate in various health and welfare benefits available to a broad group of employees.  These benefits include medical, dental, and vision coverage, life and accidental death and dismemberment insurance, and long-term disability insurance.  Eligibility, coverage levels, potential employee contributions, and other plan design features are the same for the Named Executive Officers as for the broad employee population.

Executive Long-Term Disability Program

All of the executive officers, including the Named Executive Officers, are eligible to participate in the Executive Long-Term Disability program.  Individuals who elect to participate in this plan and become disabled under the terms of the plan are eligible for 65 percent of the difference between their base salary and $275,000 (i.e. the base salary that produces the maximum $15,000 monthly disability payment under the general long-term disability plan).

Perquisites

The Named Executive Officers are provided with a limited number of perquisites and other personal benefits as part of providing a competitive executive compensation program and for employee retention.  The Personnel Committee reviews all perquisites, including the use of corporate aircraft, on an annual basis.  In 2012 the Named Executive Officers were offered:  corporate aircraft usage, relocation and housing benefits, and annual physical exams.  In 2011, Entergy Corporation discontinued providing personal financial counseling for its executive officers and for members of the Office of the Chief Executive, club dues and tax gross up payments on any perquisites (except for relocation benefits) were discontinued.  The Named Executive Officers did not receive any additional compensation for the lost value of these discontinued perquisites.   Certain of the Named Executive Officers that are not members of the Office of the Chief Executive were provided in 2012 with club dues and tax gross up payments on some perquisites.  For security and business convenience reasons, Entergy Corporation permits the Chief Executive Officer to use the corporate aircraft at Entergy Corporation’s expense for personal use.  The other Named Executive Officers may use corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer. From time to time, tickets are made available to cultural and sporting events available to employees, including the Named Executive Officers, for business purposes. If not utilized for business purposes, the tickets are made available to employees, including the Named Executive Officers, for personal use.  For additional information regarding perquisites, see the "All Other Compensation" column in the 2012 Summary Compensation Table.

Retention Agreements and other Compensation Arrangements

The Committee believes that retention and transitional compensation arrangements are an important part of overall compensation. The Committee believes that these arrangements help to secure the continued employment and dedication of the Named Executive Officers, notwithstanding any concern that they might have at the time of a change in control regarding their own continued employment. In addition, the Committee believes that these arrangements are important as recruitment and retention devices, as all or nearly all of the companies with which Entergy Corporation competes for executive talent have similar arrangements in place for their senior employees.

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which each of the Named Executive Officers (other than Entergy Corporation’s Chief Executive Officer and Chief Financial Officer) is entitled to receive "change in control" payments and benefits if such officer's employment is involuntarily terminated in connection with a change in control.  Severance payments under the System Executive Continuity Plan are based on a multiple of the sum of an executive officer’s annual base salary plus his or her average Annual Incentive Plan award at target for the two fiscal years immediately preceding the fiscal year in which the termination of employment occurs.  Under no circumstances can this multiple exceed 2.99 times the sum of (a) annual base salary plus (b) the higher of: (i) the annual incentive award actually awarded to the executive office under the Annual Incentive Plan for the fiscal year immediately preceding the fiscal year in which the termination of employment occurs or (ii) the average Annual Incentive Plan award for the two fiscal years immediately preceding the fiscal year in which the termination of employment occurs. Entergy Corporation strives to ensure that the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices.  The executive officers will not receive any tax gross up payments on any severance benefits received under this plan.

In certain cases, the Committee may approve the execution of a retention agreement with an individual executive officer.  These decisions are made on a case by case basis to reflect specific retention needs or other factors, including market practice.  If a retention agreement is entered into with an individual officer, the Committee considers the economic value associated with that agreement in making overall compensation decisions for that officer.  Entergy Corporation has voluntarily adopted a policy that any severance arrangements providing benefits in excess of 2.99 times an officer’s annual base salary and annual incentive award must be approved by Entergy Corporation’s shareholders.

During 2012, Entergy Corporation had retention agreements with Mr. Denault and Mr. Leonard.  In general, Mr. Denault’s retention agreement provides for "change in control" payments and other benefits in lieu of those provided under the System Executive Continuity Plan.  As with any severance benefits paid under the System Executive Continuity Plan, Mr. Denault will not receive tax gross up payments on any severance benefits he may receive under his agreement.  Mr. Denault’s retention agreement was designed to reflect the competition for chief financial officer talent in the marketplace and the Committee’s assessment of the critical role this position plays in executing Entergy Corporation’s long-term financial and other strategic objectives.  Based on the market data provided by its former independent compensation consultant, the Committee believes the benefits and payment levels under Mr. Denault’s retention agreement are consistent with market practices.

Pursuant to his retention agreement, upon retirement, Mr. Leonard was eligible to receive a lump sum payment equal to 60% of his “final average compensation” (as described in the description of the System Executive Retirement Plan) reduced by other benefits to which he was entitled from Entergy Corporation-sponsored pension plan and prior employer pension plans.  Mr. Leonard was not a participant in either the Pension Equalization or System Executive Retirement Plans and received the supplemental retirement payment in lieu of benefits from these plans.  The terms of Mr. Leonard’s supplemental retirement benefit contained in his retention agreement were negotiated at the time his employment with Entergy Corporation commenced and were designed to, among other things, offset the loss of benefits resulting from Mr. Leonard’s resignation from his prior employer.  At the time that Entergy Corporation recruited Mr. Leonard, he had accumulated twenty-five years of seniority with his prior employer and had served as an executive officer for that employer for over ten years and in an officer-level capacity for over fifteen years.

For additional information regarding the System Executive Continuity Plan and Mr. Leonard’s and Mr. Denault’s retention agreements described above, see “2012 Potential Payments upon Termination or Change in Control.”

Compensation Program Administration

Entergy Corporation strives to ensure that its compensation philosophy and practices are in line with the best practices of companies in its industry as well as Fortune 500 companies.  Some of these practices include the following:

Clawback Provisions

Entergy Corporation has adopted the Entergy Corporation Policy Regarding Recoupment of Certain Compensation.  This policy covers individuals subject to Section 16 of the Exchange Act.  Under the policy, the Committee will require reimbursement of incentives paid to these executive officers where:

•
(i) the payment was predicated upon the achievement of certain financial results with respect to the applicable performance period that were subsequently the subject of a material restatement other than a restatement due to changes in accounting policy; or (ii) a material miscalculation of a performance award occurs whether or not the financial statements were restated and, in either such case, a lower payment would have been made to the executive officer based upon the restated financial results or correct calculation; or

•
in the Board of Directors’ view,  the executive officer engaged in fraud that caused or partially caused the need for a restatement or caused a material miscalculation of a performance award whether or not the financial statements were restated.

The amount the Committee requires to be reimbursed is equal to the excess of the gross incentive payment made over the gross payment that would have been made if the original payment had been determined based on the restated financial results or correct calculation.  Further, following a material restatement of its financial statements, Entergy Corporation will seek to recover any compensation received by Entergy Corporation’s Chief Executive Officer and Chief Financial Officer that is required to be reimbursed under Section 304 of the Sarbanes-Oxley Act of 2002.

Stock Ownership Guidelines

For many years, Entergy Corporation has had stock ownership guidelines for executives, including the Named Executive Officers. These guidelines are designed to align the executives’ long-term financial interests with those of Entergy Corporation’s shareowners.  Annually, the Personnel Committee monitors the executive officers’ compliance with these guidelines.  The ownership guidelines are as follows:

Role	Value of Common Stock to be Owned
Chief Executive Officer	5 times base salary
Executive Vice Presidents	4 times base salary
Senior Vice Presidents	2.5 times base salary
Vice Presidents	1.5 times base salary

Further, to ensure compliance with the guidelines, until an executive officer satisfies the stock ownership guidelines:  (i) upon exercising any stock option, he or she must retain at least 75% of the after-tax net profit from such stock option exercise in the form of Entergy common stock, (ii) he or she must retain all net after-tax shares of Entergy Corporation’s restricted stock received upon vesting, and (iii) he or she must retain all net after-tax shares paid out under the Long-Term Performance Unit Program, which will payout 100% in Entergy Corporation stock commencing with the 2012-2014 performance period.

Trading Controls and Anti-Pledging and Anti-Hedging Policies

Executive officers, including the Named Executive Officers, are required to receive the permission of Entergy Corporation’s General Counsel prior to entering into any transaction involving company securities, including gifts, other than the exercise of employee stock options.  Trading is generally permitted only during open trading windows occurring immediately following the release of earnings.  Employees, who are subject to trading restrictions, including the Named Executive Officers, may enter into trading plans under Rule 10b5-1 of the Exchange Act, but these trading plans may be entered into only during an open trading window and must be approved by Entergy Corporation.  The Named Executive Officer bears full responsibility if he or she violates corporate policy by permitting shares to be bought or sold without pre-approval or when trading is restricted.

Entergy Corporation also prohibits its directors and executive officers, including the Named Executive Officers, from pledging any Entergy Corporation securities or entering into margin accounts involving Entergy Corporation securities.  These transactions are prohibited because of the potential that sales of Entergy Corporation securities could occur outside trading periods and without the required approval of the General Counsel.

Entergy Corporation also has adopted an anti-hedging policy that prohibits officers, directors, and employees from entering into hedging or monetization transactions involving Entergy Corporation’s common stock.  Prohibited transactions include, without limitation, zero-cost collars, forward sale contracts, purchase or sale of options, puts, calls, straddles or equity swaps or other derivatives that are directly linked to Entergy Corporation’s stock or transactions involving “short-sales” of Entergy Corporation’s stock. The Board adopted this policy to require officers, directors, and employees to continue to own Entergy stock with the full risks and rewards of ownership, thereby ensuring continued alignment of their objectives with those of Entergy Corporation’s other shareholders

Compensation Consultant Independence Policy

To ensure the independence of the Personnel Committee’s compensation consultant, the Board has adopted a policy that any consultant (including its affiliates) retained by the Board of Directors or any Committee of the Board of Directors to provide advice or recommendations on the amount or form of executive and director compensation should not be retained by Entergy Corporation or any of its affiliates to provide other services in an aggregate amount that exceeds $120,000 in any year.  In 2012 the Personnel Committee’s independent compensation consultant, Pay Governance LLC, did not provide any services to Entergy Corporation other than its services to the Personnel Committee.  Annually, the Committee reviews the relationship with its compensation consultant including services provided, quality of those services, and fees associated with services during the fiscal year to ensure the executive compensation consultant’s independence is maintained.

Roles and Responsibilities

Role of Personnel Committee

The Personnel Committee has overall responsibility for approving the compensation program for the Named Executive Officers and makes all final compensation decisions regarding the Named Executive Officers. The Committee works with executive management to ensure that the compensation policies and practices are consistent with Entergy Corporation’s values and support the successful recruitment, development and retention of executive talent so Entergy Corporation can achieve its business objectives and optimize long-term financial returns.  The Committee evaluates executive pay each year to ensure that the compensation policies and practices are consistent with its philosophy. The Personnel Committee is responsible for, among its other duties, the following actions related to the Named Executive Officers:

•	developing and implementing compensation policies and programs for the executive officers, including any employment agreement with an executive officer;
•	evaluating the performance of Entergy Corporation’s Chairman and Chief Executive Officer; and
•	reporting, at least annually, to the Board on succession planning, including succession planning for the Chief Executive Officer.

Role of Chief Executive Officer

The Personnel Committee solicits recommendations from Entergy Corporation’s Chief Executive Officer with respect to compensation decisions for individual Named Executive Officers (other than himself).

•
Specifically, Entergy Corporation’s Chief Executive Officer provides the Personnel Committee with an assessment of the performance of each Named Executive Officer and recommends compensation levels to be awarded to each Named Executive Officer other than himself.  In addition, the Committee may request that the Chief Executive Officer provide management feedback and recommendations on changes in the design of compensation programs, such as special retention plans or changes in the structure of bonus programs. The Personnel Committee also relies on the recommendations of the senior human resources executives with respect to compensation decisions, policies, and practices.  Entergy Corporation’s Chief Executive Officer does not play any role with respect to any matter affecting his own compensation, nor does he have any role determining or recommending the amount, or form of, director compensation.

The Chief Executive Officer may attend meetings of the Personnel Committee only at the invitation of the chair of the Personnel Committee and cannot call a meeting of the Committee.  However, he is not in attendance at the portion of any meeting when the Committee determines and approves the compensation to be paid to the Named Executive Officers.  Since he is not a member of the Committee, he has no vote on matters submitted to the Committee.  During 2012, Mr. Leonard attended 3 meetings of the Personnel Committee.

Role of the Compensation Consultant

The Personnel Committee has the sole authority from the Board of Directors for the appointment, compensation, and oversight of its outside compensation consultant.  In 2012 the Personnel Committee retained Pay Governance LLC as its independent compensation consultant to assist it in, among other things, evaluating different compensation programs and developing market data to assess the compensation programs.

During 2012, Pay Governance assisted the Committee with its responsibilities related Entergy Corporation’s compensation programs for its executives.  Specifically, the Committee directed Pay Governance to: (i) regularly attend meetings of the Committee; (ii) conduct studies of competitive compensation practices; (iii) identify Entergy Corporation’s market surveys and proxy peer group; (iv) review base salary, annual incentives, and long-term incentive compensation opportunities relative to competitive practices; and (v) develop conclusions and recommendations related to the executive compensation plan of Entergy Corporation for consideration by the Committee.  A senior consultant from Pay Governance attended all Personnel Committee meetings to which he was invited in 2012.  Pay Governance did not provide any other services to Entergy Corporation in 2012.

Tax and Accounting Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held corporation of compensation in excess of $1 million paid to the Chief Executive Officer or any of its other Named Executive Officers (other than the Chief Financial Officer), unless that compensation is "performance-based compensation" within the meaning of Section 162(m).  The Personnel Committee considers deductibility under Section 162(m) as it structures the compensation packages that are provided to its Named Executive Officers. Likewise, the Personnel Committee considers financial accounting consequences as it structures the compensation packages that are provided to the Named Executive Officers.  However, the Personnel Committee and the Board believe that it is in the best interest of Entergy Corporation that the Personnel Committee retains the flexibility and discretion to make compensation awards, whether or not deductible.  This flexibility is necessary to foster achievement of performance goals established by the Personnel Committee, as well as, other corporate goals that the Committee deems important to Entergy Corporation's success, such as encouraging employee retention and rewarding achievement of key corporate goals.

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

EXECUTIVE COMPENSATION TABLES

2012 Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2012, 2011, and 2010.  For information on the principal positions held by each of the Named Executive Officers, see Item 10, “Directors and Executive Officers of the Registrants.”  The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  None of the Entergy System companies has entered into any employment agreements with any of the Named Executive Officers (other than the retention agreements described in “Potential Payments upon Termination or Change in Control”).  For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (7)	All Other Compensation (8)	Total

Theodore H. Bunting, Jr.	2012	$473,286	$ -	$585,787	$84,780	$372,400	$623,800	$23,817	$2,163,870
Former principal financial	2011	$356,884	$ -	$351,108	$78,064	$400,000	$632,100	$14,094	$1,832,250
officer – Entergy Arkansas,	2010	$350,448	$ -	$237,864	$194,155	$525,000	$392,300	$22,609	$1,722,376
Entergy Gulf States Louisiana,
Entergy Louisiana, Entergy
Mississippi, Entergy New
Orleans, Entergy Texas

Leo P. Denault	2012	$669,564	$ -	$647,594	$282,600	$448,779	$972,400	$22,657	$3,043,594
Executive Vice President and	2011	$648,512	$ -	$891,941	$287,000	$587,059	$980,400	$16,756	$3,411,668
CFO – Entergy Corp.	2010	$630,000	$ -	$573,036	$669,500	$758,520	$528,600	$52,276	$3,211,932

Joseph F. Domino	2012	$328,814	$ -	$537,755	$68,766	$165,000	$305,700	$19,443	$1,425,478
Former CEO - Entergy Texas	2011	$322,418	$ -	$172,899	$33,292	$215,000	$573,500	$19,207	$1,336,316
	2010	$317,754	$ -	$108,120	$61,594	$317,754	$224,500	$33,476	$1,063,198

Haley R. Fisackerly	2012	$287,296	$30,000	$186,225	$43,332	$139,000	$284,900	$26,781	$997,534
CEO – Entergy Mississippi	2011	$280,885	$ -	$172,899	$33,292	$150,000	$295,700	$16,603	$949,379
	2010	$274,999	$ -	$108,120	$120,510	$192,500	$190,000	$39,370	$925,499

J. Wayne Leonard	2012	$1,343,148	$ -	$2,632,339	$838,380	$1,539,315	$5,892,800	$95,884	$12,341,866
Chairman of the Board and	2011	$1,315,229	$ -	$3,163,825	$803,600	$2,033,356	$2,749,700	$65,061	$10,130,771
CEO - Entergy Corp.	2010	$1,291,500	$ -	$2,411,076	$1,807,650	$2,665,656	$ -	$104,185	$8,280,067

Hugh T. McDonald	2012	$334,891	$30,000	$193,355	$43,332	$202,000	$452,900	$38,819	$1,295,297
CEO-Entergy Arkansas	2011	$327,892	$ -	$172,899	$33,292	$210,000	$485,000	$28,320	$1,257,403
	2010	$322,132	$ -	$108,120	$61,594	$297,972	$205,000	$54,990	$1,049,808

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (7)	All Other Compensation (8)	Total

William M. Mohl	2012	$340,447	$30,000	$268,014	$69,708	$300,000	$448,600	$17,169	$1,473,938
CEO-Entergy Louisiana and	2011	$332,751	$ -	$303,794	$70,028	$265,000	$388,900	$26,668	$1,387,141
CEO-Entergy Gulf States	2010	$299,193	$ -	$216,240	$120,510	$380,250	$166,718	$148,767	$1,331,678
Louisiana

Alyson M. Mount	2012	$252,389	$ -	$320,401	$ -	$210,000	$384,700	$11,556	$1,179,046
Acting principal financial
officer – Entergy Arkansas,
Entergy Gulf States Louisiana,
Entergy Louisiana, Entergy
Mississippi, Entergy New
Orleans, Entergy Texas

Sallie T. Rainer	2012	$251,907	$30,000	$215,262	$ -	$128,000	$581,300	$13,714	$1,220,183
CEO - Entergy Texas

Charles L. Rice, Jr.	2012	$250,781	$30,000	$175,530	$43,332	$115,000	$96,900	$24,422	$735,965
CEO-Entergy New Orleans	2011	$245,312	$ -	$154,702	$33,292	$130,000	$78,400	$20,594	$662,300
	2010	$203,879	$9,962	$90,064	$ -	$192,000	$30,944	$18,708	$545,557

Roderick K. West	2012	$584,540	$ -	$647,594	$282,600	$391,791	$991,000	$46,097	$2,943,622
Executive Vice President and	2011	$566,162	$ -	$746,361	$195,160	$512,512	$664,800	$20,261	$2,705,256
Chief Administrative Officer,	2010	$441,539	$ -	$495,514	$93,730	$662,200	$207,000	$46,915	$1,946,898
Entergy Corp.

(1)
Effective February 1, 2013, Mr. Leonard retired from Entergy.  Mr. Denault succeeded Mr. Leonard as Chairman of the Board and Chief Executive Officer of Entergy Corporation.  Information presented in the tables reflects the positions and compensation for each of these individuals as of December 31, 2012.

(2)
The amounts in column (c) represent the actual base salary paid to the Named Executive Officer.  The 2012 changes in base salaries noted in the Compensation Discussion and Analysis were effective in April 2012.

(3)	The amounts in column (d) for Mr. Fisackerly, Mr. McDonald, Mr. Mohl, Ms. Rainer, and Mr. Rice represent a cash bonus paid in recognition of their work supporting the move to MISO.
(4)
The amounts in column (e) represent the aggregate grant date fair value of restricted stock, restricted stock units, and performance units granted under the 2011 Equity Ownership Plan calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock and the restricted stock units is based on the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of performance units is based on the probable outcome of the applicable performance conditions, measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  If the highest achievement level is attained, the maximum amounts that will be received with respect to the 2012 performance units are as follows:  Mr. Bunting, $942,109; Mr. Denault, $770,040; Mr. Domino, $213,900; Mr. Fisackerly, $213,900; Mr. Leonard, $3,835,940; Mr. McDonald, $213,900; Mr. Mohl, $342,240; Ms. Mount, $436,997; Ms. Rainer, $248,441; Mr. Rice, $213,900; and Mr. West, $770,040.

(5)
The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the 2011 Equity Ownership Plan calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.

(6)	The amounts in column (g) represent cash payments made under the Annual Incentive Plan.
(7)
The amounts in column (h), except for Mr. Leonard, include the annual actuarial increase in the present value of the Named Executive Officers’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements and includes amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested (see “2012 Pension Benefits”).  For Mr. Leonard, who retired in February 2013, the amount was calculated using the rate with which the lump sum will actually be calculated as prescribed by the Internal Revenue Service resulting in a larger increase in pension value.  None of the increase is attributable to above-market or preferential earnings on non-qualified deferred compensation (see “2012 Non-qualified Deferred Compensation”).  For 2010, the aggregate change in the actuarial present value of Mr. Leonard’s pension benefits was a decrease of $539,200.

(8)
The amounts in column (i) for 2012 include (a) matching contributions by Entergy Corporation to each of the Named Executive Officers; (b) dividends paid on restricted stock when vested; (c) life insurance premiums; (d) tax gross up payments on perquisites; and (e) perquisites and other compensation.  The amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Dividends Paid on Restricted Stock	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
Theodore H. Bunting, Jr.	$10,500	$2,037	$3,945	$ -	$7,335	$23,817
Leo P. Denault	$10,500	$5,821	$4,041	$ -	$2,295	$22,657
Joseph F. Domino	$10,500	$1,048	$6,122	$ -	$1,773	$19,443
Haley R. Fisackerly	$10,500	$1,048	$428	$3,767	$11,038	$26,781
J. Wayne Leonard	$10,500	$13,390	$11,636	$ -	$60,358	$95,884
Hugh T. McDonald	$10,500	$1,048	$3,564	$7,930	$15,777	$38,819
William M. Mohl	$10,500	$1,279	$2,683	$ -	$2,707	$17,169
Alyson M. Mount	$10,500	$814	$242	$ -	$ -	$11,556
Sallie T. Rainer	$10,500	$580	$2,634	$ -	$ -	$13,714
Charles L. Rice, Jr.	$10,500	$755	$3,184	$2,196	$7,787	$24,422
Roderick K. West	$10,500	$3,494	$1,673	$ -	$30,430	$46,097

Perquisites and Other Compensation

The amounts set forth in column (i) include perquisites and other personal benefits that Entergy Corporation provides to the Named Executive Officers as part of providing a competitive executive compensation program and for employee retention. In 2012, the Named Executive Officers were offered the following personal benefits: corporate aircraft usage, relocation and housing benefits, annual physical exams, club dues for officers who are not a member of the Office of Chief Executive, and event tickets.  Tickets to cultural and sporting events are purchased for business purposes; if not utilized for business purposes, the tickets are made available to the employees, including the Named Executive Officers, for personal use. The following perquisites and other compensation were provided by Entergy Corporation in 2012:

Named Executive Officer	Personal Use of Corporate Aircraft	Club Dues	Executive Physicals	Event Tickets
Theodore H. Bunting, Jr.	x		x	x
Leo P. Denault			x	x
Joseph F. Domino			x
Haley R. Fisackerly		x	x
J. Wayne Leonard	x		x	x
Hugh T. McDonald		x
William M. Mohl			x	x
Charles L. Rice, Jr.		x	x	x
Roderick K. West	x		x	x

For security and business reasons, Entergy Corporation permits its Chief Executive Officer to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  The aggregate incremental aircraft usage cost associated with Mr. Leonard’s personal use of  the corporate aircraft, including the costs associated with travel to outside board meetings, was $54,198 for fiscal year 2012.  The aggregate incremental aircraft usage cost associated with Mr. West’s personal use of the aircraft was $26,574.  These amounts are reflected in column (i) and the total above.  The incremental cost to Entergy Corporation for use of the corporate aircraft is based on the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications, and fees, including flight planning, ground handling, and landing permits.

None of the other perquisites referenced above exceeded $25,000 for any of the other Named Executive Officers.

2012 Grants of Plan-Based Awards

The following table summarizes award grants during 2012 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
(a) Name	(b) Grant Date	(c) Thresh- old ($)	(d) Target ($)	(e) Maximum ($)	(f) Threshold (#)	(g) Target (#)	(h) Maximum (#)	(i) All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	(j) All Other Option Awards: Number of Securities Under- lying Options (#) (4)	(k) Exercise or Base Price of Option Awards ($/Sh)	(l) Grant Date Fair Value of Stock and Option Awards (5)

Theodore H. Bunting, Jr. (7)	1/26/12	-	$392,000	$784,000
	1/26/12				1,246	4,983	9,967				$334,409
	5/31/12				449	1,794	3,588				$101,648
	1/26/12							2,100			$149,730
	1/26/12								9,000	$71.30	$84,780

Leo P. Denault	1/26/12	-	$472,399	$944,798
	1/26/12				1,350	5,400	10,800				$362,394
	1/26/12							4,000			$285,200
	1/26/12								30,000	$71.30	$282,600

Joseph F. Domino	1/26/12	-	$165,275	$330,550
	1/26/12				375	1,500	3,000				$100,665
	1/26/12							700			$49,910
	5/31/12							6,000(6)			$387,180
	1/26/12								7,300	$71.30	$68,766

Haley R. Fisackerly	1/26/12	-	$115,580	$231,160
	1/26/12				375	1,500	3,000				$100,665
	1/26/12							1,200			$85,560
	1/26/12								4,600	$71.30	$43,332

J. Wayne Leonard	1/26/12	-	$1,620,331	$3,240,662
	1/26/12				6,725	26,900	53,800				$1,805,259
	1/26/12							11,600			$827,080
	1/26/12								89,000	$71.30	$838,380

Hugh T. McDonald	1/26/12	-	$168,400	$336,800
	1/26/12				375	1,500	3,000				$100,665
	1/26/12							1,300			$92,690
	1/26/12								4,600	$71.30	$43,332

William M. Mohl	1/26/12	-	$205,350	$410,700
	1/26/12				600	2,400	4,800				$161,064
	1/26/12							1,500			$106,950
	1/26/12								7,400	$71.30	$69,708

Alyson M. Mount	1/26/12	-	$168,000	$336,000
(7)	5/31/12				517	2,067	4,133				$138,716
	5/31/12				330	1,319	2,639				$74,735
	1/26/12							1,500			$106,950

Sallie T. Rainer (7)	1/26/12	-	$110,000	$220,000
	5/31/12				323	1,292	2,583				$86,706
	5/31/12				158	633	1,267				$35,866
	1/26/12							1,300			$92,690

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
(a) Name	(b) Grant Date	(c) Thresh- old ($)	(d) Target ($)	(e) Maximum ($)	(f) Threshold (#)	(g) Target (#)	(h) Maximum (#)	(i) All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	(j) All Other Option Awards: Number of Securities Under- lying Options (#) (4)	(k) Exercise or Base Price of Option Awards ($/Sh)	(l) Grant Date Fair Value of Stock and Option Awards (5)

Charles L. Rice, Jr.	1/26/12	-	$100,840	$201,680
	1/26/12				375	1,500	3,000				$100,665
	1/26/12							1,050			$74,865
	1/26/12								4,600	$71.30	$43,332

Roderick K. West	1/26/12	-	$412,412	$824,824
	1/26/12				1,350	5,400	10,800				$362,394
	1/26/12							4,000			$285,200
	1/26/12								30,000	$71.30	$282,600

(1)
The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the Annual Incentive Plan.  The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the Long-Term Performance Unit Program.  Performance under the program is measured by Entergy Corporation’s total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utility Index.  If Entergy Corporation’s total shareholder return is not at least 25% of that for the Philadelphia Utility Index, there is no payout.  Subject to achievement of performance targets, each unit will be converted into one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2014.)  Accrued dividends on the shares earned will also be paid in Entergy Corporation common stock.

(3)
The amounts in column (i) represent shares of restricted stock granted under the 2011 Equity Ownership Plan.  Shares of restricted stock vest over a three-year period, have voting rights and accrue dividends during the vesting period.

(4)
The amounts in column (j) represent options to purchase shares of Entergy Corporation’s common stock.  The options vest one-third on each of the first through third anniversaries of the grant date and have a ten-year term from the date of grant.  The options were granted under the 2011 Equity Ownership Plan.

(5)
The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See Notes 4 and 5 to the Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.

(6)	In May 2012, Mr. Domino was awarded 6,000 restricted stock units under the 2011 Equity Ownership Plan. The restricted stock units will vest on May 31, 2014.
(7)
With their promotions on May 31, 2012, Mr. Bunting, Ms. Mount, and Ms. Rainer received pro-rated performance unit awards under the 2011 – 2013 Long-Term Performance Unit Program.  Subject to achievement of performance targets, each unit will be converted into the cash equivalent of one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2013.)

2012 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of 2012.

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Theodore H.	-	9,000(1)		$71.30	1/26/2022
Bunting, Jr.	2,266	4,534(2)		$72.79	1/27/2021
	9,666	4,834(3)		$77.10	1/28/2020
	12,000	-		$77.53	1/29/2019
	18,000	-		$108.20	1/24/2018
	10,000	-		$91.82	1/25/2017
	5,000	-		$68.89	1/26/2016
	2,200	-		$69.47	1/27/2015
	1,000	-		$58.60	3/02/2014
								1,246(4)	$79,433
								1,074(5)	$68,468
						2,100(6)	$133,875
						1,167(7)	$74,396

Leo P. Denault	-	30,000(1)		$71.30	1/26/2022
	8,333	16,667(2)		$72.79	1/27/2021
	33,333	16,667(3)		$77.10	1/28/2020
	45,000	-		$77.53	1/29/2019
	50,000	-		$108.20	1/24/2018
	60,000	-		$91.82	1/25/2017
	50,000	-		$68.89	1/26/2016
	35,000	-		$69.47	1/27/2015
	34,995	-		$58.60	3/02/2014
								1,350(4)	$86,063
								1,475(5)	$94,031
						4,000(6)	$255,000
						3,334(7)	$212,543
						8,000(8)	$510,000

Joseph F. Domino	-	7,300(1)		$71.30	1/26/2022
	966	1,934(2)		$72.79	1/27/2021
	3,066	1,534(3)		$77.10	1/28/2020
	4,500	-		$77.53	1/29/2019
	7,000	-		$108.20	1/24/2018
	12,000	-		$91.82	1/25/2017
	7,500	-		$68.89	1/26/2016
	10,000	-		$69.47	1/27/2015
	10,000	-		$58.60	3/02/2014
								375(4)	$23,906
								300(5)	$19,125
						700(6)	$44,625
						600(7)	$38,250
						6,000(9)	$382,500

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Haley R. Fisackerly	-	4,600(1)		$71.30	1/26/2022
	966	1,934(2)		$72.79	1/27/2021
	6,000	3,000(3)		$77.10	1/28/2020
	3,800	-		$77.53	1/29/2019
	5,000	-		$108.20	1/24/2018
	2,500	-		$91.82	1/25/2017
	1,000	-		$68.89	1/26/2016
								375(4)	$23,906
								300(5)	$19,125
						1,200(6)	$76,500
						600(7)	$38,250

J. Wayne Leonard	-	89,000(1)		$71.30	1/26/2022
	23,333	46,667(2)		$72.79	1/27/2021
	90,000	45,000(3)		$77.10	1/28/2020
	125,000	-		$77.53	1/29/2019
	175,000	-		$108.20	1/24/2018
	255,000	-		$91.82	1/25/2017
	210,000	-		$68.89	1/26/2016
	165,200	-		$69.47	1/27/2015
	220,000	-		$58.60	3/02/2014
								6,725(4)	$428,719
								6,500(5)	$414,375
						11,600(6)	$739,500
						7,667(7)	$488,771

Hugh T. McDonald	-	4,600(1)		$71.30	1/26/2022
	966	1,934(2)		$72.79	1/27/2021
	3,066	1,534(3)		$77.10	1/28/2020
	4,500	-		$77.53	1/29/2019
	7,000	-		$108.20	1/24/2018
	12,000	-		$91.82	1/25/2017
	7,500	-		$68.89	1/26/2016
	10,000	-		$69.47	1/27/2015
								375(4)	$23,906
								300(5)	$19,125
						1,300(6)	$82,875
						600(7)	$38,250

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

William M. Mohl	-	7,400(1)		$71.30	1/26/2022
	2,033	4,067(2)		$72.79	1/27/2021
	6,000	3,000(3)		$77.10	1/28/2020
	7,500	-		$77.53	1/29/2019
	9,300	-		$108.20	1/24/2018
	3,500	-		$91.82	1/25/2017
	5,000	-		$68.89	1/26/2016
	3,000	-		$69.47	1/27/2015
								600(4)	$38,250
								625(5)	$39,844
						1,500(6)	$95,625
						734(7)	$46,793

Alyson M. Mount	4,333	2,167(3)		$77.10	1/28/2020
	4,500	-		$77.53	1/29/2019
	4,500	-		$108.20	1/24/2018
	5,400	-		$91.82	1/25/2017
	5,000	-		$68.89	1/26/2016
	4,000	-		$69.47	1/27/2015
	1,500	-		$58.60	3/02/2014
								517(4)	$32,959
								330(5)	$21,038
						1,500(6)	$95,625
						467(7)	$29,771

Sallie T. Rainer	1,666	834(3)		$77.10	1/28/2020
	1,200	-		$77.53	1/29/2019
	2,300	-		$108.20	1/24/2018
	2,000	-		$91.82	1/25/2017
	2,500	-		$68.89	1/26/2016
	2,500	-		$69.47	1/27/2015
	1,900	-		$58.60	3/02/2014
								323(4)	$20,591
								158(5)	$10,073
						1,300(6)	$82,875
						334(7)	$21,293

Charles L. Rice, Jr.	-	4,600(1)		$71.30	1/26/2022
	966	1,934(2)		$72.79	1/27/2021
								375(4)	$23,906
								300(5)	$19,125
						1,050(6)	$66,938
						434(7)	$27,668

Roderick K. West	-	30,000(1)		$71.30	1/26/2022
	5,666	11,334(2)		$72.79	1/27/2021
	4,666	2,334(3)		$77.10	1/28/2020
	5,000	-		$77.53	1/29/2019
	8,000	-		$108.20	1/24/2018
	12,000	-		$91.82	1/25/2017
	1,334	-		$68.89	1/26/2016
	667	-		$69.47	1/27/2015
								1,350(4)	$86,063
								1,475(5)	$94,031
						4,000(6)	$255,000
						2,000(7)	$127,500
						15,000(10)	$956,250

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Roderick K. West	-	30,000(1)		$71.30	1/26/2022
	5,666	11,334(2)		$72.79	1/27/2021
	4,666	2,334(3)		$77.10	1/28/2020
	5,000	-		$77.53	1/29/2019
	8,000	-		$108.20	1/24/2018
	12,000	-		$91.82	1/25/2017
	1,334	-		$68.89	1/26/2016
	667	-		$69.47	1/27/2015
								1,350(4)	$86,063
								1,475(5)	$94,031
						4,000(6)	$255,000
						2,000(7)	$127,500
						15,000(10)	$956,250

(1)	Consists of options that vested or will vest as follows: 1/3 of the options granted vest on each of 1/26/2013, 1/26/2014, and 1/26/2015.
(2)	Consists of options that vested or will vest as follows: 1/2 of the remaining unexercisable options vest on each of 1/27/2013 and 1/27/2014.
(3)	The remaining unexercisable options vested on 1/28/2013.
(4)
Consists of performance units that will vest on December 31, 2014 based on Entergy Corporation’s total shareholder return performance over the 2012 – 2014 performance period as described under “Long-Term Compensation – Performance Unit Program” in Compensation Discussion and Analysis.

(5)	Consists of performance units that will vest on December 31, 2013 based on Entergy Corporation’s total shareholder return performance over the 2011 – 2013 performance period.
(6)	Consists of shares of restricted stock that vested or will vest as follows: 1/3 of the shares of restricted stock granted vest on each of 1/26/2013, 1/26/2014, and 1/26/2015.
(7)	Consists of shares of restricted stock that vested or will vest as follows: 1/2 of the shares of restricted stock granted vest on each of 1/27/2013 and 1/27/2014.
(8)
Consists of restricted stock units granted under the 2007 Equity Ownership and Long-Term Cash Incentive Plan of Entergy Corporation and Subsidiaries or “2007 Equity Ownership Plan.”  The units vested on January 25, 2013.

(9)	Consists of restricted stock units granted under the 2011 Equity Ownership Plan which will vest on May 31, 2014.
(10)	Consists of restricted stock units granted under the 2007 Equity Ownership Plan which will vest on April 30, 2013.

2012 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2012 for the Named Executive Officers.

	Options Awards		Stock Awards
(a) Name	(b) Number of Shares Acquired on Exercise (#)	(c) Value Realized on Exercise ($)	(d) Number of Shares Acquired on Vesting (#)	(e) Value Realized on Vesting ($)

Theodore H. Bunting, Jr.	-	$ -	611	$43,208

Leo P. Denault	17,633	$469,305	9,748(1)	$690,593

Joseph F. Domino	10,500	$291,857	314	$22,234

Haley R. Fisackerly	-	$ -	314	$22,234

J. Wayne Leonard	195,000	$5,564,637	54,022(2)	$3,453,577

Hugh T. McDonald	10,000	$87,966	314	$22,234

William M. Mohl	-	$ -	384	$27,126

Alyson M. Mount	1,800	$44,447	244	$17,269

Sallie T. Rainer	1,000	$12,838	174	$12,303

Charles L. Rice, Jr.	-	$ -	226	$16,009

Roderick K. West	-	$ -	1,049	$74,114

(1)	Includes the January 25, 2012 cash settlement of 8,000 restricted stock units granted under the 2007 Equity Ownership Plan.
(2)	Includes the December 3, 2012 cash settlement of 50,000 restricted stock units granted under the 2007 Equity Ownership Plan.

2012 Pension Benefits

The following table shows the present value as of December 31, 2012, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  Information regarding these retirement plans is included in Compensation Discussion & Analysis under the heading, “Benefits, Perquisites, Agreements, and Post-Retirement Plans - Pension Plan, Pension Equalization Plan, and System Executive Retirement Plan.”  In addition, this section includes information regarding early retirement options under the plans.
Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2011
Theodore H. Bunting, Jr.	Non-qualified System Executive Retirement Plan	24.86	$2,708,600	$ -
	Qualified defined benefit plan	24.86	$739,400	$ -

Leo P. Denault (1)	Non-qualified System Executive Retirement Plan	28.83	$5,479,100	$ -
	Qualified defined benefit plan	13.83	$397,500	$ -

Joseph F. Domino (2)	Non-qualified System Executive Retirement Plan	42.56	$1,980,800	$ -
	Qualified defined benefit plan	39.13	$1,735,500	$ -

Haley R. Fisackerly	Non-qualified System Executive Retirement Plan	17.08	$803,700	$ -
	Qualified defined benefit plan	17.08	$400,600	$ -

J. Wayne Leonard (3)	Non-qualified supplemental retirement plan benefit	14.68	$32,027,000	$ -
	Qualified defined benefit plan	14.68	$686,100	$ -

Hugh T. McDonald (2)	Non-qualified System Executive Retirement Plan	30.93	$1,581,500	$ -
	Qualified defined benefit plan	29.44	$891,500	$ -

William M. Mohl	Non-qualified System Executive Retirement Plan	10.44	$1,119,300	$ -
	Qualified defined benefit plan	10.44	$301,900	$ -

Alyson M. Mount	Non-qualified System Executive Retirement Plan	10.35	$354,100	$ -
	Qualified defined benefit plan	10.35	$198,000	$ -

Sallie T. Rainer (2)	Non-qualified System Executive Retirement Plan	28.38	$496,100	$ -
	Qualified defined benefit plan	26.52	$742,000	$ -

Charles L. Rice, Jr.	Non-qualified System Executive Retirement Plan	3.47	$129,500	$ -
	Qualified defined benefit plan	3.47	$80,500	$ -

Roderick K. West	Non-qualified System Executive Retirement Plan	13.75	$2,007,400	$ -
	Qualified defined benefit plan	13.75	$280,600	$ -

(1)
During 2006, Mr. Denault entered into an agreement granting an additional 15 years of service under the non-qualified System Executive Retirement Plan if he continues to work for an Entergy System company employer until age 55.  The additional 15 years of service increases the present value of his benefit by $1,727,800.

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

Qualified Retirement Benefits

The qualified retirement plan is a funded, tax-qualified, noncontributory defined benefit pension plan that provides benefits to most of the non-bargaining unit employees of Entergy System companies.  All Named Executive Officers are participants in this plan.  Benefits under the tax-qualified pension plan are calculated as an annuity payable at age 65 and equal to 1.5% of a participant's Eligible Earnings multiplied by years of service.  “Eligible Earnings” generally includes the employee’s salary and eligible incentive awards, other than incentive awards paid under the Annual Incentive Plan for the highest consecutive 60 months during the 120 months preceding termination of employment.  Benefits under the tax-qualified plan are payable monthly after attainment of at least age 55 and after separation from an Entergy System company.  The amount of annual earnings that may be considered in calculating benefits under the tax-qualified pension plan is limited by federal law.  Years of service under the pension plan formula cannot exceed 40. Participants are 100% vested in their benefit upon completing 5 years of vesting service.  Contributions to the pension plan are made entirely by Entergy Corporation and are paid into a trust fund from which the benefits of participants will be paid.

Normal retirement under the plan is age 65.  Employees who terminate employment prior to age 55 may receive a reduced deferred vested retirement benefit payable as early as age 55 that is actuarially equivalent to the normal retirement benefit (i.e., reduced by 7% per year for the first 5 years preceding age 65, and reduced by 6% for each additional year thereafter). Employees who are at least age 55 with 10 years of vesting service upon termination are entitled to a subsidized early retirement benefit beginning as early as age 55.  The subsidized early retirement benefit is equal to the normal retirement benefit reduced by 2% per year for each year that early retirement precedes age 65.

Mr. Domino and Mr. Leonard are eligible for subsidized early retirement benefits.

Non-qualified Retirement Benefits

The Named Executive Officers are eligible to participate in certain non-qualified retirement benefit plans that provide retirement income, including the Pension Equalization Plan and the System Executive Retirement Plan.  Each of these plans is an unfunded non-qualified defined benefit pension plan that provides benefits to key management employees.  In these plans, as described below, an executive is typically enrolled in one or more plans but only paid the amount due under the plan that provides the highest benefit.  In general, upon disability, participants in the Pension Equalization Plan and the System Executive Retirement Plan remain eligible for continued service credits until recovery or retirement.  Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant’s accrued benefit.

All of the Named Executive Officers (other than Mr. Leonard) participate in both the Pension Equalization Plan and the System Executive Retirement Plan.

The Pension Equalization Plan

The Pension Equalization Plan is a non-qualified unfunded supplemental retirement plan that provides for the payment to participants from Entergy's general assets a single lump sum cash distribution upon separation from service generally equal to the actuarial present value of the difference between the amount that would have been payable as an annuity under the tax-qualified pension plan, but for Internal Revenue Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and the amount actually payable as an annuity under the tax-qualified pension plan.  The Pension Equalization Plan also takes into account as “Eligible Earnings” any incentive awards paid under the Annual Incentive Plan and if granted to an individual participant provides supplemental credited service.  Participants receive their Pension Equalization Plan benefit in the form of a single sum cash distribution.  The benefits under this plan are offset by benefits payable from the qualified retirement plan and may be offset by prior employer benefits.  The Pension Equalization Plan benefit attributable to supplemental credited service is not vested until age 65.  Subject to the approval of the Entergy System company employer (which approval is deemed given following a change in control), an employee who terminates employment prior to age 65 may be vested in his or her benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Internal Revenue Code Section 409A.  Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.

The System Executive Retirement Plan

The System Executive Retirement Plan provides for a single sum payment at age 65.  Like the Pension Equalization Plan, the System Executive Retirement Plan is designed to provide for the payment to participants from Entergy’s general assets of a single-sum cash distribution upon separation from service.  The single-sum benefit is generally equal to the actuarial present value of a specified percentage of the participant’s “Final Average Monthly Compensation” (which is generally 1/36th of the sum of the participant's annual rate of base salary and Annual Incentive Plan award for the 3 highest years during the last 10 years preceding termination of employment), after first being reduced by the value of the participant’s tax-qualified Pension Plan benefit and typically any prior employer pension benefit available to the participant.

While the System Executive Retirement Plan has a replacement ratio schedule from one year of service to the maximum of 30 years of service, the table below offers a sample ratio at 20 and 30 years of service.

Years of Service	Executives at Management Level 1	Executives at Management Levels 2 and 3 – includes the remaining 4 Named Executive Officers	Executives at Management Level 4
20 Years	55.0%	50.0%	45.0%
30 years	65.0%	60.0%	55.0%

The System Executive Retirement Plan benefit is not vested until age 65.  Subject to the approval of the Entergy System company employer, an employee who terminates his or her employment prior to age 65 may be vested in the System Executive Retirement Plan benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Code Section 409A.  Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.  Further, in the event of a change in control, participants whose employment is terminated without “Cause” or for “Good Reason,” as defined in the Plan are also eligible for a subsidized lump sum benefit payment, even if they do not currently meet the age or service requirements for early retirement under that plan or have company permission to separate from employment. Such lump sum benefit is payable generally at separation from service unless delayed 6 months under Code Section 409A.

Mr. Leonard’s Non-qualified Supplemental Retirement Benefit

Mr. Leonard’s retention agreement provides that if his employment with the Company is terminated for any reason other than for cause (as defined below under “Potential Payments Upon Termination or Change in Control”), he will be entitled to a non-qualified supplemental retirement benefit in lieu of participation in Entergy Corporation’s non-qualified supplemental retirement plans such as the System Executive Retirement Plan or the Pension Equalization Plan.  Mr. Leonard’s non-qualified supplemental retirement benefit is calculated as a single life annuity equal to 60% of his final three-year average compensation (as described in the description of the System Executive Retirement Plan above), reduced to account for benefits payable to Mr. Leonard under Entergy Corporation’s and a former employer’s qualified pension plans.  The benefit is payable in a single lump sum.  At December 31, 2012, Mr. Leonard had already attained the age of 55, and was entitled under his retention agreement to his non-qualified supplemental retirement benefit if he were to leave Entergy System company employment other than as the result of a termination for cause.  Mr. Leonard became eligible to receive this retirement benefit upon his retirement.

2012 Non-qualified Deferred Compensation

The Executive Deferred Compensation Plan, the 2007 Equity Ownership Plan and the 2011 Equity Ownership Plan allow for the deferral of compensation for the Named Executive Officers. Entergy Corporation does not “match” amounts that are deferred by employees pursuant to the Executive Deferred Compensation Plan or the equity plans.  With the exception of allowing for the deferral of federal and state taxes, Entergy Corporation provides no additional benefit to the Named Executive Officer for deferring any of the compensation received under these plans.  Any increase in value of the deferred amounts results solely from the increase in value of the deemed investment options selected by the Named Executive Officer (phantom stock of Entergy Corporation or mutual funds available under the Savings Plan).  As of December 31, 2012 none of the Named Executive Officers had deferred compensation balances under the equity ownership plans or the Executive Deferred Compensation Plan.

As of December 31, 2012, Mr. Leonard had a deferred account balance under a frozen Defined Contribution Restoration Plan.  These amounts are deemed invested, as chosen by the participant, in certain T. Rowe Price investment funds that are also available to participants under the Savings Plan.  The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

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

Defined Contribution Restoration Plan

Name (a)	Executive Contributions in 2012 (b)	Registrant Contributions in 2012 (c)	Aggregate Earnings in 2012 (1) (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at December 31, 2012 (f)

J. Wayne Leonard	$ -	$ -	($18,761)	$ -	$208,570

(1)	Amounts in this column are not included in the Summary Compensation Table.

2012 Potential Payments upon Termination or Change in Control

Entergy Corporation has plans and other arrangements that provide compensation to a Named Executive Officer if his or her employment is terminated under specified conditions, including following a change in control of Entergy Corporation.  In addition, Mr. Leonard and Mr. Denault have individual retention agreements.

The tables below reflect the amount of compensation each of the Named Executive Officers would have received if his or her employment with an Entergy System company had been terminated under various scenarios as of December 31, 2012.  For purposes of these tables, the assumed stock price was $63.75, the closing market price on that date.

Theodore H. Bunting, Jr
Group President, Utility Operations

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Group President, Utility Operations would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$2,679,040
Performance Units:(3)
2011-2013 Performance Unit Program	---	---	---	---	$182,516	$182,516	---	$227,269
2012-2014 Performance Unit Program	---	---	---	---	$105,889	$105,889	---	$227,269
Unvested Stock Options(4)	---	---	---	---	$0	$0	---	$0
Unvested Restricted Stock(5)	---	---	---	---	$81,855	$81,855	---	$222,843
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$25,614
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. Bunting's employment were terminated under certain conditions relating to a change in control, Mr. Bunting also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits, see "2012 Pension Benefits."  If Mr. Bunting's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Bunting would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as is effect at any time within one year prior to the commencement of a of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 60% target opportunity and a base salary of $560,000 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. Bunting would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the equity ownership plans, a single-sum severance payment that would not be based on any outstanding performance periods.  This is also applicable for the 2012-2014 performance period pursuant to the 2011 Equity Ownership Plan.  For both the 2011-2013 performance period and the 2012-2014 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Bunting’s severance payment was calculated by taking an average of the target performance units from the 2008-2010 Performance Unit Program (2719 units) and the 2009-2011 Performance Unit Program (4,411 units).  This average number of units (3,565 units) multiplied by the closing price of Entergy stock on December 31, 2012 ($63.75) would equal a severance payment of $227,269 for the forfeited performance units.
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
2011 - 2013 Plan – 2,863 (4,294 * 24/36) performance units at target, assuming a stock price of $63.75
2012 - 2014 Plan – 1,661 (4,983 * 12/36) performance units at target, assuming a stock price of $63.75

(4)
In the event of his death, disability or a change in control, all of Mr. Bunting's unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Bunting’s unvested stock options granted on or after December 30, 2010 would immediately vest.  In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options.  For purposes of this table, it is assumed that Mr. Bunting exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2012, and the applicable exercise price of each option share.  As of December 31, 2012, the closing stock price for all of Mr. Bunting’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

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

(7)	As of December 31, 2012, compensation and benefits available to Mr. Bunting under this scenario are substantially the same as available with a voluntary resignation.
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

Leo P. Denault

Executive Vice President and Chief Financial Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Executive Vice President and Chief Financial Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(9)	Disability	Death	Change in Control(10)	Termination Related to a Change in Control
Severance Payment(2)	---	---	$3,430,293	---	---	---	---	$3,430,293
Performance Units:(3)
2011-2013 Performance Unit Program	---	---	$277,313	---	$277,313	$277,313	---	$277,313
2012-2014 Performance Unit Program	---	---	$277,313	---	$277,313	$277,313	---	$277,313
Unvested Stock Options(4)	---	---	$0	---	$0	$0	---	$0
Unvested Restricted Stock(5)	---	---	$502,622	---	$502,622	$502,622	--	$502,622
Unvested Restricted Units(6)	---		$510,000	---	$510,000	$510,000	--	$510,000
COBRA Benefits(7)	---	---	$25,614	---	---	---	---	---
Medical and Dental Benefits(8)	---	---	---	---	---	---	---	$25,614
280G Tax Gross-up(11)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, Mr. Denault also would have been entitled to receive his vested pension benefits.  If Mr. Denault’s employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits.  For a description of these benefits, see “2012 Pension Benefits.”  In addition, Mr. Denault is subject to the following provisions:
• Retention Agreement.  Mr. Denault’s retention agreement provides that, unless his employment is terminated for cause, he will be granted an additional 15 years of service under the System Executive Retirement Plan if he continues to work for an Entergy System company employer until age 55.  Because Mr. Denault had not reached age 55 as of December 31, 2012, he is only entitled to this supplemental credited service and System Executive Retirement Plan supplemental benefits in the event of his death or disability.
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

(2)
In the event of a termination (not due to death or disability) by Mr. Denault for good reason or by the Company not for cause (regardless of whether there is a change in control), Mr. Denault would be entitled to receive, pursuant to his retention agreement, a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as in effect at any time within one year prior to the effective date of the Agreement (i.e., 2007) or, if higher,  immediately prior to a circumstance constituting good reason plus (b) the greater of (i) his actual annual incentive award under the Annual Incentive Plan for the calendar year immediately preceding the calendar year in which Mr. Denault’s termination date occurs or (ii) Mr. Denault’s Annual Incentive Plan target award for the calendar year in which the effective date of the Agreement occurred (i.e., 2007).  For purposes of this table, the award was calculated using a base salary of $674,856 and target award of 70%.

(3)
In the event of a termination due to death or disability, by Mr. Denault for good reason, or by the Company not for cause (in all cases, regardless of whether there is a change in control), Mr. Denault would have forfeited his performance units for all open performance periods and would have been entitled to receive a single-sum severance payment pursuant to his retention agreement that would not be based on any outstanding performance periods.  The payment would be calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Denault's severance payment was calculated by taking an average of the target performance units from the 2008-2010 Performance Unit Program (3,900 units) and the 2009-2011 Performance Unit Program (4,800 units).  This average number of units (4,350 units) multiplied by the closing price of Entergy stock on December 31, 2012 ($63.75) would equal a severance payment of $277,313 for the forfeited performance units.

(4)
In the event of his death, disability, termination by Mr. Denault for good reason or by the Company not for cause (regardless of whether there is a change in control), all of Mr. Denault’s unvested stock options would immediately vest.  In addition, he would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options.  For purposes of this table, it was assumed that Mr. Denault exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of Entergy Corporation common stock on December 31, 2012, and the exercise price of each option share.  As of December 31, 2012, the closing stock price for Mr. Denault’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

(5)
In the event of his death, disability, termination by Mr. Denault for good reason or by the Company not for cause (regardless of whether there is a change in control), all of Mr. Denault’s unvested restricted stock would immediately vest.

(6)
Mr. Denault’s 8,000 restricted units vest on January 25, 2013, provided he remains a full-time Entergy System company employee through each such vesting date.  Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of a change in control, Mr. Denault’s death or disability, or termination of employment by Mr. Denault for good reason or by the Company not for cause (regardless of whether there is a change in control).

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

(9)	As of December 31, 2012, Mr. Denault is not eligible for retirement.
(10)
The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted after December 30, 2010 require an involuntary termination in order to accelerate vesting or trigger severance payments upon a change in control.

(11)	In December of 2010, Mr. Denault voluntarily agreed to amend his retention agreement to eliminate excise tax gross up payments.

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

Joseph F. Domino
Chief Integration Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Chief Integration Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(8)	Disability	Death	Change in Control(9)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$495,825
Performance Units:(3)
2011-2013 Performance Unit Program	---	---	---	$51,000	$51,000	$51,000	---	$51,000
2012-2014 Performance Unit Program	---	---	---	$31,875	$31,875	$31,875	---	$51,000
Unvested Stock Options(4)	---	---	---	$0	$0	$0	---	$0
Unvested Restricted Stock(5)	---	---	---	---	$34,170	$34,170		$89,123
Unvested Restricted Units(6)	---	---	$382,500	---	---	---	---	$382,500
Medical and Dental Benefits(7)	---	---	---	---	---	---	---	---
280G Tax Gross-up(10)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, Mr. Domino would have been eligible to retire and entitled to receive his vested pension benefits.  For a description of the pension benefits available see "2012 Pension Benefits."  In the event of a termination related to a change in control, pursuant to the terms of the System Executive Retirement Plan, Mr. Domino would be eligible for subsidized early retirement even if he does not have company permission to separate from employment.  If Mr. Domino’s employment were terminated for cause, he would not receive a benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Domino would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 50% target opportunity and a base salary of $330,550 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. Domino would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the equity ownership plans, a single-sum severance payment that would not be based on any outstanding performance periods.  This is also applicable for the 2012-2014 performance period pursuant to the 2011 Equity Ownership Plan.  For both the 2011-2013 performance period and the 2012-2014 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Domino’s severance payment was calculated by taking an average of the target performance units from the 2008-2010 Performance Unit Program (700 units) and the 2009-2011 Performance Unit Program (900 units).  This average number of units (800 units) multiplied by the closing price of Entergy stock on December 31, 2012 ($63.75) would equal a severance payment of $ $51,000 for the forfeited performance units.

In the event of Mr. Domino’s death or disability not related to a change in control, Mr. Domino would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle.  The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Domino’s awards were calculated as follows:
2011 - 2013 Plan – 800 (1,200 * 24/36) performance units at target, assuming a stock price of $63.75
2012 - 2014 Plan – 500 (1,500 * 12/36) performance units at target, assuming a stock price of $63.75

(4)
In the event of his retirement, death, disability or a change in control, all of Mr. Domino’s unvested stock options granted prior to December 31, 2010 would immediately vest.  In the event of his retirement, death, disability or qualifying termination related to a change in control, all of Mr. Domino’s unvested stock options granted on or after December 30, 2010 would immediately vest.  In addition, he would be entitled to exercise his stock options for a ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Domino exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2012, and the applicable exercise price of each option share.  As of December 31, 2012, the closing stock price for of Mr. Domino’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

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

(6)
Mr. Domino's 6,000 restricted unit vest 100% on May 31, 2014 provided he remains a full-time Entergy System company employee through such vesting date.  Pursuant to his restricted unit agreement, his unvested restricted units will vest immediately in the event of termination for good reason or not for cause or a termination related to change in control.

(7)
Upon retirement Mr. Domino would be eligible for retiree medical and dental benefits, the same as all other retirees.  Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Domino would not be eligible to receive Entergy subsidized COBRA benefits.

(8)
As of December 31, 2012, Mr. Domino is retirement eligible and would retire rather than voluntarily resign.  Given that scenario, the compensation and benefits available to Mr. Domino under retirement are substantially the same as available with a voluntary resignation.

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

(10)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Haley R. Fisackerly
President & CEO, Entergy Mississippi

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO, Entergy Mississippi would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control

Severance Payment(2)	---	---	---	---	---	---	---	$404,530
Performance Units:(3)
2011-2013 Performance Unit Program	---	---	---	---	$51,000	$51,000	---	$51,000
2012-2014 Performance Unit Program	---	---	---	---	$31,875	$31,875	---	$51,000
Unvested Stock Options(4)	---	---	---	---	$0	$0	---	$0
Unvested Restricted Stock(5)	---	---	---	---	$44,561	$44,561	---	$122,636
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$17,076
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. Fisackerly's employment were terminated under certain conditions relating to a change in control, Mr. Fisackerly also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits, see "2012 Pension Benefits."  If Mr. Fisackerly's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Fisackerly would be entitled to receive pursuant to the System Executive Continuity Plan, a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as is effect at any time within one year prior to the commencement of a of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 40% target opportunity and a base salary of $288,950 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. Fisackerly would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the equity ownership plans, a single-sum severance payment that would not be based on any outstanding performance periods.  This is also applicable for the 2012-2014 performance period pursuant to the 2011 Equity Ownership Plan.  For both the 2011-2013 performance period and the 2012-2014 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Fisackerly’s severance payment was calculated by taking an average of the target performance units from the 2008-2010 Performance Unit Program (700 units) and the 2009-2011 Performance Unit Program (900 units).  This average number of units (800 units) multiplied by the closing price of Entergy stock on December 31, 2012 ($63.75) would equal a severance payment of $51,000 for the forfeited performance units.

In the event of Mr. Fisackerly’s death or disability not related to a change in control, Mr. Fisackerly would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period.  For purposes of the table, the value of Mr. Fisackerly’s awards were calculated as follows:
2011 - 2013 Plan – 800 (1,200 * 24/36) performance units at target, assuming a stock price of $63.75
2012 - 2014 Plan – 500 (1,500 * 12/36) performance units at target, assuming a stock price of $63.75

(4)
In the event of his death, disability or a change in control, all of Mr. Fisackerly’s unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Fisackerly’s unvested stock options granted on or after December 30, 2010 would immediately vest.  In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Fisackerly exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2012, and the applicable exercise price of each option share.  As of December 31, 2012, the closing stock price for of Mr. Fisackerly’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

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

(7)	As of December 31, 2012, compensation and benefits available to Mr. Fisackerly under this scenario are substantially the same as available with a voluntary resignation.
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

J. Wayne Leonard
Chairman and Chief Executive Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which Entergy's then Chairman and Chief Executive Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(8)	Disability	Death	Change in Control(9)	Termination Related to a Change in Control
Annual Incentive Payment(2)	---	---	---	---	---	---	---	$3,240,662
Severance Payment(3)	---	---	---	---	---	---	---	$8,882,116
Performance Units:(4)
2011-2013 Performance Unit Program	---	---	---	$1,104,979	$1,104,979	$1,104,979	---	$1,243,125
2012-2014 Performance Unit Program	---	---	---	$571,646	$571,646	$571,646	---	$1,243,125
Unvested Stock Options(5)	---	---	---	$0	$0	$0	---	$0
Unvested Restricted Stock(6)	---	---	---	---	$491,895	$491,895	---	$1,316,807
Medical and Dental Benefits(7)	---	---	---	---	---	---	---	---
280G Tax Gross-up(10)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, Mr. Leonard would have been eligible to retire and entitled to receive his vested pension benefits.  However, a termination “for cause” would have resulted in forfeiture of Mr. Leonard’s supplemental retirement benefit.  Mr. Leonard is not entitled to additional pension benefits upon the occurrence of a change in control.  For additional information regarding these vested benefits and awards, see “2012 Pension Benefits.”

(2)
In the event of a qualifying termination related to a change in control, Mr. Leonard would have been entitled under his retention agreement to receive a lump sum severance payment equal to Mr. Leonard’s average maximum annual bonus opportunity under the Annual Incentive Plan for the Company’s two calendar years immediately preceding the calendar year in which his termination occurs.  For purposes of this table, the award was calculated at 200% of target opportunity and a base salary of $1,350,276.

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

(4)
In the event of a qualifying termination related to a change in control, including a termination by Mr. Leonard for good reason, by the Company other than cause, disability or death, Mr. Leonard would have forfeited his performance units for all open performance periods and would have been entitled to receive a single sum severance payment pursuant to his retention agreement that would not be based on any outstanding performance periods.  The payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Leonard's severance payment was calculated by taking an average of the target performance units from the 2008-2010 Performance Unit Program (16,500 units) and the 2009-2011Performance Unit Program (22,500 units).  This average number of units (19,500 units) multiplied by the closing price of Entergy common stock on December 31, 2012 ($63.75) would equal a severance payment of $1,243,125 for the forfeited performance units.
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
2011 - 2013 Plan – 17,333 (26,000 * 24/36) performance units at target, assuming a stock price of $63.75
2012 - 2014 Plan – 8,967 (26,900 * 12/36)  performance units at target, assuming a stock price of $63.75

(5)
In the event of retirement, death, disability, or a qualifying termination related to a change in control, all of Mr. Leonard’s unvested stock options would immediately vest.  In addition, Mr. Leonard would be entitled to exercise any outstanding options during a ten-year term extending from the grant date of the options.  For purposes of this table, it was assumed that Mr. Leonard exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of Entergy Corporation common stock on December 31, 2012, and the exercise price of each option share.  As of December 31, 2012, the closing stock price for Mr. Leonard’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

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

(7)
Upon retirement, Mr. Leonard would be eligible for retiree medical and dental benefits, the same as all other retirees.  Pursuant to his retention agreement, in the event of a termination related to a change in control, Mr. Leonard would not be eligible to receive additional subsidized COBRA benefits.

(8)
As of December 31, 2012, Mr. Leonard is retirement eligible and would retire rather than voluntarily resign.  Given this scenario, the compensation and benefits available to Mr. Leonard under retirement are substantially the same as available upon voluntary resignation.  Effective February 1, 2013, Mr. Leonard retired as Chairman and Chief Executive Officer.

(9)
The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted after December 30, 2010 require an involuntary termination in order to accelerate vesting or trigger severance payments upon a change in control.

(10)	In December of 2010, Mr. Leonard voluntarily agreed to amend his retention agreement to eliminate excise tax gross up payments.

Under the terms of Mr. Leonard's retention agreement, Entergy Corporation may terminate his employment for cause upon Mr. Leonard's:

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

In the event of a change in control, Mr. Leonard was entitled to terminate his employment for good reason upon:

•	the substantial reduction or alteration in the nature or status of his duties or responsibilities;

•	a reduction in his annual base salary;

•	the relocation of his principal place of employment to a location more than 20 miles from his current place of employment;

•	the failure to pay any portion of his compensation within seven days of its due date;

•	the failure to continue in effect any compensation plan in which he participates and which was material to his total compensation, unless other equitable arrangements were made;

•
the failure to continue to provide benefits substantially similar to those that he then enjoyed under any of the pension, savings, life insurance, medical, health and accident or disability plans, or the taking of any other action which materially reduced any of those benefits or deprived him of any material fringe benefits that he then enjoyed;

•	the failure to provide him with the number of paid vacation days to which he is entitled in accordance with the normal vacation policy; or

•	any purported termination of his employment not taken in accordance with his retention agreement.

Hugh T. McDonald
President & CEO, Entergy Arkansas

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Arkansas would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$505,200
Performance Units:(3)
2011-2013 Performance Unit Program	---	---	---	---	$51,000	$51,000	---	$51,000
2012-2014 Performance Unit Program	---	---	---	---	$31,875	$31,875	---	$51,000
Unvested Stock Options(4)	---	---	---	---	$0	$0	---	$0
Unvested Restricted Stock(5)	---	---	---	---	$46,601	$46,601	---	$129,338
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$17,076
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. McDonald's employment were terminated under certain conditions relating to a change in control, Mr. McDonald also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits, see "2012 Pension Benefits."  If Mr. McDonald's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. McDonald would be entitled to receive pursuant to the System Executive Continuity Plan, a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as is effect at any time within one year prior to the commencement of a of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 50% target opportunity and a base salary of $336,800 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. McDonald would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the equity ownership plans, a single-sum severance payment that would not be based on any outstanding performance periods.  This is also applicable for the 2012-2014 performance period pursuant to the 2011 Equity Ownership Plan.  For both the 2011-2013 performance period and the 2012-2014 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. McDonald’s severance payment was calculated by taking an average of the target performance units from the 2008-2010 Performance Unit Program (700 units) and the 2009-2011 Performance Unit Program (900 units).  This average number of units (800 units) multiplied by the closing price of Entergy stock on December 31, 2012 ($63.75) would equal a severance payment of $ $51,000 for the forfeited performance units.

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
2011 - 2013 Plan – 800 (1,200 * 24/36) performance units at target, assuming a stock price of $63.75
2012 - 2014 Plan – 500 (1,500 * 12/36) performance units at target, assuming a stock price of $63.75

(4)
In the event of his death, disability or a change in control, all of Mr. McDonald's unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of his death, disability or qualifying termination related to a change in control, all of Mr. McDonald’s unvested stock options granted on or after December 30, 2010 would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options.  For purposes of this table, it is assumed that Mr. McDonald exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2012, and the applicable exercise price of each option share.  As of December 31, 2012, the closing stock price for of Mr. McDonald’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

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

(7)	As of December 31, 2012, compensation and benefits available to Mr. McDonald under this scenario are substantially the same as available with a voluntary resignation.
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

William M. Mohl
President & CEO, Entergy Gulf States Louisiana and Entergy Louisiana

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO, Entergy Louisiana would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$1,095,200
Performance Units:(3)
2011-2013 Performance Unit Program	---	---	---	---	$106,271	$106,271	---	$108,375
2012-2014 Performance Unit Program	---	---	---	---	$51,000	$51,000	---	$108,375
Unvested Stock Options(4)	---	---	---	---	$0	$0	---	$0
Unvested Restricted Stock(5)	---	---	---	---	$55,208	$55,208	---	$152,169
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$19,063
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. Mohl's employment were terminated under certain conditions relating to a change in control, Mr. Mohl also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits, see "2012 Pension Benefits."  If Mr. Mohl's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Mohl would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of  two times the sum of (a) his annual base salary as is effect at any time within one year prior to the commencement of a of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 60% target opportunity and a base salary of $342,250 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. Mohl would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the equity ownership plans, a single-sum severance payment that would not be based on any outstanding performance periods.  This is also applicable for the 2012-2014 performance period pursuant to the 2011 Equity Ownership Plan.  For both the 2011-2013 performance period and the 2012-2014 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Mohl’s severance payment was calculated by taking an average of the target performance units from the 2008-2010  Performance Unit Program (1,400 units) and the 2009-2011 Performance Unit Program (2,000 units).  This average number of units (1,700 units) multiplied by the closing price of Entergy stock on December 31, 2012 ($63.75) would equal a severance payment of $108,375 for the forfeited performance units.
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
2011 - 2013 Plan – 1,667 (2,500 * 24/36) performance units at target, assuming a stock price of $63.75
2012 - 2014 Plan – 800 (2,400 * 12/36) performance units at target, assuming a stock price of $63.75

(4)
In the event of his death, disability or a change in control, all of Mr. Mohl's unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Mohl’s unvested stock options granted on or after December 30, 2010 would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Mohl exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2012, and the applicable exercise price of each option share.  As of December 31, 2012, the closing stock price for of Mr. Mohl’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

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

(6)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Mohl would be eligible to receive Company- subsidized COBRA benefits for 18 months.
(7)	As of December 31, 2012, compensation and benefits available to Mr. Mohl under this scenario are substantially the same as available with a voluntary resignation.
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

Alyson M. Mount
Senior Vice President, Chief Accounting Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Senior Vice President, Chief Accounting Officer would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$756,000
Performance Units:(3)
2011-2013 Performance Unit Program	---	---	---	---	$56,036	$56,036	---	$78,476
2012-2014 Performance Unit Program	---	---	---	---	$43,924	$43,924	---	$78,476
Unvested Stock Options(4)	---	---	---	---	$0	$0	---	$0
Unvested Restricted Stock(5)	---	---	---	---	$46,474	$46,474	---	$133,388
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$8,518
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Ms. Mount's employment were terminated under certain conditions relating to a change in control, Ms. Mount also would have been entitled to receive her vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits, see "2012 Pension Benefits."  If Ms. Mount's employment were terminated for cause, she would forfeit her benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Ms. Mount would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 2.00 times the sum of (a) her annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) her annual incentive, calculated using the average annual target opportunity under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 35% target opportunity and a base salary of $280,000 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Ms. Mount would have forfeited her performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the equity ownership plans, a single-sum severance payment that would not be based on any outstanding performance periods.  This is also applicable for the 2012-2014 performance period pursuant to the 2011 Equity Ownership Plan.  For both the 2011-2013 performance period and the 2012-2014 performance period, the payment would have been calculated using the average annual number of performance units she would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which her termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Ms. Mount’s severance payment was calculated by taking an average of the target performance units from the 2008-2010 Performance Unit Program (739 units) and the 2009-2011 Performance Unit Program (1,722 units).  This average number of units (1,231 units) multiplied by the closing price of Entergy stock on December 31, 2012 ($63.75) would equal a severance payment of $78,476 for the forfeited performance units.

In the event of Ms. Mount’s death or disability not related to a change in control, Ms. Mount would not have forfeited her performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on her number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Ms. Mount's awards were calculated as follows:
2011 - 2013 Plan – 879 (1,319 * 24/36) performance units at target, assuming a stock price of $63.75
2012 - 2014 Plan – 689 (2,067 *12/36) performance units at target, assuming a stock price of $63.75

(4)
In the event of death, disability or a change in control, all of Ms. Mount's unvested stock options granted prior to December 30, 2010 would immediately vest In the event of her death, disability or qualifying termination related to a change in control, all of Ms. Mount’s unvested stock options granted on or after December 30, 2010 would immediately vest.  In addition, she would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options.  For purposes of this table, it was assumed that Ms. Mount exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of Entergy Corporation common stock on December 31, 2012, and the exercise price of each option share.  As of December 31, 2012, the closing stock price for Ms. Mount’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

(5)
In the event of her death or disability, Ms. Mount would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock).  The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of her death or Disability.  In the event of her qualifying termination related to a change in control, Ms. Mount would immediately vest in all unvested restricted stock.

(6)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Ms. Mount would be eligible to receive Company- subsidized COBRA benefits for 18 months.
(7)	As of December 31, 2012, compensation and benefits available to Ms. Mount under this scenario are substantially the same as available with a voluntary resignation.

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

The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted after December 30, 2010 require a qualifying involuntary termination in order to accelerate vesting or trigger severance payments.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Sallie T. Rainer
President & CEO, Entergy Texas

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Texas would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$357,500
Performance Units:(3)
2011-2013 Performance Unit Program	---	---	---	---	$26,903	$26,903	---	$36,465
2012-2014 Performance Unit Program	---	---	---	---	$27,476	$27,476	---	$36,465
Unvested Stock Options(4)	---	---	---	---	$0	$0	---	$0
Unvested Restricted Stock(5)	---	---	---	---	$37,931	$37,931	---	$110,628
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$17,076
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Ms. Rainer's employment were terminated under certain conditions relating to a change in control, Ms. Rainer also would have been entitled to receive her vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits, see "2012 Pension Benefits."  If Ms. Rainer's employment were terminated for cause, she would forfeit her benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Ms. Rainer would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 1.00 times the sum of (a) her annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) her annual incentive, calculated using the average annual target opportunity under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 30% target opportunity and a base salary of $275,000 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Ms. Rainer would have forfeited her performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the equity ownership plans, a single-sum severance payment that would not be based on any outstanding performance periods.  This is also applicable for the 2012-2014 performance period pursuant to the 2011 Equity Ownership Plan.  For both the 2011-2013 performance period and the 2012-2014 performance period, the payment would have been calculated using the average annual number of performance units she would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which her termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Ms. Rainer’s severance payment was calculated by taking an average of the target performance units from the 2008-2010 Performance Unit Program (369 units) and the 2009-2011 Performance Unit Program (775 units).  This average number of units (572 units) multiplied by the closing price of Entergy stock on December 31, 2012 ($63.75) would equal a severance payment of $36,465 for the forfeited performance units.

In the event of Ms. Rainer’s death or disability not related to a change in control, Ms. Rainer would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on her number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Ms. Rainer's awards were calculated as follows:
2011 - 2013 Plan – 422 (633 * 24/36) performance units at target, assuming a stock price of $63.75
2012 - 2014 Plan – 431 (1,292 * 12/36) performance units at target, assuming a stock price of $63.75

(4)
In the event of death, disability or a change in control, all of Ms. Rainer's unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of her death, disability or qualifying termination related to a change in control, all of Ms. Rainer’s unvested stock options granted on or after December 30, 2010 would immediately vest.  In addition, he would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options. For purposes of this table, it was assumed that Ms. Rainer exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of Entergy Corporation common stock on December 31, 2012, and the exercise price of each option share.  As of December 31, 2012, the closing stock price for Ms. Rainer’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

(5)
In the event of his death or disability, Ms. Rainer would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock).  The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of her death or Disability.  In the event of her qualifying termination related to a change in control, Ms. Rainer would immediately vest in all unvested restricted stock.

(6)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Ms. Rainer would be eligible to receive Company- subsidized COBRA benefits for 12 months.

(7)	As of December 31, 2012, compensation and benefits available to Ms. Rainer under this scenario are substantially the same as available with a voluntary resignation.

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
The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted after December 30, 2010 require a qualifying involuntary termination in order to accelerate vesting or trigger severance payments.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Charles L. Rice, Jr.
President & CEO, Entergy New Orleans

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO, Entergy New Orleans would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control(8)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$352,940
Performance Units:(3)
2011-2013 Performance Unit Program	---	---	---	---	$51,000	$51,000	---	$51,000
2012-2014 Performance Unit Program	---	---	---	---	$31,875	$31,875	---	$51,000
Unvested Stock Options(4)	---	---	---	---	$0	$0	---	$0
Unvested Restricted Stock(5)	---	---	---	---	$36,019	$36,019	---	$100,905
Medical and Dental Benefits(6)	---	---	---	---	---	---	---	$900
280G Tax Gross-up(9)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. Rice's employment were terminated under certain conditions relating to a change in control, Mr. Rice also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits, see "2012 Pension Benefits."  If Mr. Rice's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Rice would be entitled to receive pursuant to the System Executive Continuity Plan, a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as is effect at any time within one year prior to the commencement of a of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 40% target opportunity and a base salary of $252,100 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. Rice would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the equity ownership plans, a single-sum severance payment that would not be based on any outstanding performance periods.  This is also applicable for the 2012-2014 performance period pursuant to the 2011 Equity Ownership Plan.  For both the 2011-2013 performance period and the 2012-2014 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. Rice’s severance payment was calculated by taking an average of the target performance units from the 2008-2010 Performance Unit Program (700 units) and the 2009-2011 Performance Unit Program (900 units).  This average number of units (800 units) multiplied by the closing price of Entergy stock on December 31, 2012 ($63.75) would equal a severance payment of $ $51,000 for the forfeited performance units.

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
2011 - 2013 Plan – 800 (1,200 * 24/36) performance units at target, assuming a stock price of $63.75
2012 - 2014 Plan – 500 (1,500 * 12/36) performance units at target, assuming a stock price of $63.75

(4)
In the event of his death, disability or a change in control, all of Mr. Rice's unvested stock options granted prior to December 30, 2010 would immediately vest.  In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Rice’s unvested stock options granted on or after December 30, 2010 would immediately vest.  In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options.  For purposes of this table, it is assumed that Mr. Rice exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2012, and the applicable exercise price of each option share.  As of December 31, 2012, the closing stock price for of Mr. Rice’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

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

(6)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Rice would be eligible to receive Company- subsidized COBRA benefits for 12 months.

(7)	As of December 31, 2012, compensation and benefits available to Mr. Rice under this scenario are substantially the same as available with a voluntary resignation.
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

Roderick K. West
Executive Vice President & Chief Administrative Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Executive Vice President & Chief Administrative Officer would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2012:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(8)	Disability	Death	Change in Control(9)	Termination Related to a Change in Control
Severance Payment(2)	---	---	---	---	---	---	---	$2,994,700
Performance Units:(3)
2011-2013 Performance Unit Program	---	---	---	---	$250,729	$250,729	---	$277,313
2012-2014 Performance Unit Program	---	---	---	---	$114,750	$114,750	---	$277,313
Unvested Stock Options(4)	---	---	---	---	$0	$0	---	$0
Unvested Restricted Stock(5)	---	---	---	---	$148,601	$148,601	---	$408,786
Unvested Restricted Units(6)	---	---	$956,250	---	---	---	$956,250	$956,250
Medical and Dental Benefits(7)	---	---	---	---	---	---	---	$25,614
280G Tax Gross-up(10)	---	---	---	---	---	---	---	---

(1)
In addition to the payments and benefits in the table, if Mr. West's employment were terminated under certain conditions relating to a change in control, Mr. West also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits.  For a description of the pension benefits, see "2012 Pension Benefits."  If Mr. West's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. West would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher,  immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs.  For purposes of this table, a 70% target opportunity and a base salary of $589,160 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. West would have forfeited his performance units for the 2011-2013 performance period and would have been entitled to receive, pursuant to the equity ownership plans, a single-sum severance payment that would not be based on any outstanding performance periods.  This is also applicable for the 2012-2014 performance period pursuant to the 2011 Equity Ownership Plan.  For both the 2011-2013 performance period and the 2012-2014 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target.  For purposes of the table, the value of Mr. West’s severance payment was calculated by taking an average of the target performance units from the 2008-2010 Performance Unit Program (3,900 units) and the 2009-2011 Performance Unit Program (4,800 units).  This average number of units (4,350 units) multiplied by the closing price of Entergy stock on December 31, 2012 ($63.75) would equal a severance payment of $277,313 for the forfeited performance units.

In the event of Mr. West’s death or disability not related to a change in control, Mr. West would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. West's awards were calculated as follows:
2011 - 2013 Plan – 3,933 (5,900 * 24/36) performance units at target, assuming a stock price of $63.75
2012 - 2014 Plan – 1,800 (5,400 *12/36) performance units at target, assuming a stock price of $63.75

(4)
In the event of death, disability or a change in control, all of Mr. West's unvested stock options granted prior to December 30, 2010 would immediately vest In the event of his death, disability or qualifying termination related to a change in control, all of Mr. West’s unvested stock options granted on or after December 30, 2010 would immediately vest. In addition, he would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options. For purposes of this table, it was assumed that Mr. West exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of Entergy Corporation common stock on December 31, 2012, and the exercise price of each option share.  As of December 31, 2012, the closing stock price for Mr. West’s unvested options fell below the exercise prices and accordingly considered “underwater” and are excluded from the table.

(5)
In the event of his death or disability, Mr. West would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock).  The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his death or Disability.  In the event of his qualifying termination related to a change in control, Mr. West would immediately vest in all unvested restricted stock.

(6)
Mr. West's 15,000 restricted unit vest 100% in 2013.  Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of termination for good reason or not for cause and a change in control.

(7)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. West would be eligible to receive Company- subsidized COBRA benefits for 18 months.
(8)	As of December 31, 2012, compensation and benefits available to Mr. West under this scenario are substantially the same as available with a voluntary resignation.

(9)
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
The 2007 Equity Ownership Plan was amended in December 2010 so that awards granted after December 30, 2010 require a qualifying involuntary termination in order to accelerate vesting or trigger severance payments.

(10)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

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

A change in control includes the following events:

•	The purchase of 30% or more of either the common stock or the combined voting power of the voting securities;
•	the merger or consolidation of Entergy Corporation (unless Entergy Corporation's board members constitute at least a majority of the board members of the surviving entity);
•	the liquidation, dissolution or sale of all or substantially all of Entergy Corporation's assets; or
•
a change in the composition of Entergy Corporation's board such that, during any two-year period, the individuals serving at the beginning of the period no longer constitute a majority of Entergy Corporation's board at the end of the period.

Entergy Corporation may terminate a Named Executive Officer's employment for cause under the System Executive Continuity Plan if he or she:

•	fails to substantially perform his or her duties for a period of 30 days after receiving notice from the Board;
•	engages in conduct that is injurious to Entergy Corporation or any of its subsidiaries;
•	is convicted or pleads guilty to a felony or other crime that materially and adversely affects his or her ability to perform his or her duties or Entergy Corporation's reputation;
•	violates any agreement with Entergy Corporation or any of its subsidiaries; or
•	discloses any of Entergy Corporation's confidential information without authorization.

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

In addition to participation in the System Executive Continuity Plan, upon the completion of a transaction resulting in a change in control of Entergy Corporation, benefits already accrued under the System Executive Retirement Plan and Pension Equalization Plan, if any, will become fully vested if the executive is involuntarily terminated without cause or terminates employment for good reason. Any awards granted under the equity ownership plans will become fully vested upon a Change in Control and the executive is involuntarily terminated without cause or terminates employment for good reason.  In 2010, Entergy Corporation eliminated tax gross up payments for any severance benefits paid under the System Executive Continuity Plan.

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

Voluntary Resignation

If a Named Executive Officer voluntarily resigns from an Entergy System company employer, he or she is entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits (if any) and other post-employment benefits on terms consistent with those generally available to other salaried employees.  In the case of voluntary resignation, the officer would forfeit all unvested stock options, shares of restricted stock and restricted units as well as any perquisites to which he or she is entitled as an officer.  In addition, the officer would forfeit, except as described below, his or her right to receive incentive payments under the Performance Unit Program or the Annual Incentive Plan.  If the officer resigns after the completion of an Annual Incentive Plan or Performance Unit Program performance period, he or she could receive a payout under the Performance Unit Program based on the outcome of the performance cycle and could, at the Entergy Corporation's discretion, receive an annual incentive payment under the Annual Incentive Plan.  Any vested stock options held by the officer as of the separation date will expire the earlier of ten years from date of grant or 90 days from the last day of active employment.

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

Upon a Named Executive Officer's retirement, he or she is generally entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits and other post-employment benefits consistent with those generally available to salaried employees.  The annual incentive payment under the Annual Incentive Plan is pro-rated based on the actual number of days employed during the performance year in which the retirement date occurs.  Similarly, payments under the Performance Unit Program for those retiring with a minimum 12 months of participation are pro-rated based on the actual full months of participation, in each outstanding performance cycle, in which the retirement date occurs.  In each case, payments are delivered at the conclusion of each annual or performance cycle, consistent with the timing of payments to active participants in the Annual Incentive Plan and the Performance Unit Program, respectively. Unvested stock options issued under the equity ownership plans vest on the retirement date and expire ten years from the grant date of the options.  Any restricted stock units held (other than those issued under the Performance Unit Program) by the executive upon his or her retirement are forfeited, and perquisites are not available following the separation date.

Disability

If a Named Executive Officer's employment is terminated due to disability, he or she generally is entitled to the same compensation and separation benefits described above under "Retirement," except that restricted units may be subject to specific disability benefits (as noted, where applicable, in the tables above).

Death

If a Named Executive Officer dies while actively employed by an Entergy System company employer, he or she generally is entitled to the same compensation and separation benefits described above under "Retirement," including:

•	all unvested stock options will vest immediately;
•	vested stock options will expire ten years from the grant date; and
•	restricted units may be subject to specific death benefits depending on the restricted stock unit agreement (as noted, where applicable, in the tables above).

Compensation of Directors

For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading “Director Compensation”, which information is incorporated herein by reference.  The Boards of Directors of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are comprised solely of employee directors who receive no compensation for service as directors.

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

The following table sets forth the beneficial ownership of Common Stock of Entergy Corporation and stock-based units as of January 31, 2013 for all directors and Named Executive Officers.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of Common Stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Corporation
Maureen S. Bateman*	4,943	-	9,600
Leo P. Denault**	26,725	351,662	-
Gary W. Edwards*	1,627	-	7,874
Alexis Herman*	5,777	-	7,200
Donald C. Hintz*	9,558	20,000	7,493
J. Wayne Leonard***	348,273	1,361,533	3,271
Stuart L. Levenick*	4,443	-	5,431
Blanche L. Lincoln*	1,132	-	1,000
Stewart C. Myers*	2,101	-	2,183
William A. Percy, II*	3,743	-	13,904
Mark T. Savoff**	11,590	189,333	277
Richard J. Smith**	58,657	341,600	-
W. J. Tauzin*	4,343	-	5,293
Roderick K. West**	13,813	55,334	-
Steven V. Wilkinson*	5,498	-	6,827
All directors and executive
officers as a group (20 persons)	551,535	2,617,812	70,353

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)

Entergy Arkansas
Theodore H. Bunting, Jr.***	9,607	70,233	-
Leo P. Denault***	26,725	351,662	-
J. Wayne Leonard**	348,273	1,361,533	3,271
Hugh T. McDonald***	13,042	49,066	-
Alyson M. Mount**	5,507	31,400	-
Mark T. Savoff*	11,590	189,333	277
Roderick K. West**	13,813	55,334	-
All directors and executive
officers as a group (10 persons)	462,755	2,305,278	3,548

Entergy Gulf States Louisiana
Theodore H. Bunting, Jr.***	9,607	70,233	-
Leo P. Denault***	26,725	351,662	-
J. Wayne Leonard**	348,273	1,361,533	3,271
William M. Mohl***	6,292	43,833	-
Alyson M. Mount**	5,507	31,400	-
Mark T. Savoff*	11,590	189,333	277
Roderick K. West**	13,813	55,334	-
All directors and executive
officers as a group (10 persons)	456,005	2,300,045	3,548

Entergy Louisiana
Theodore H. Bunting, Jr.***	9,607	70,233	-
Leo P. Denault***	26,725	351,662	-
J. Wayne Leonard**	348,273	1,361,533	3,271
William M. Mohl***	6,292	43,833	-
Alyson M. Mount**	5,507	31,400	-
Mark T. Savoff*	11,590	189,333	277
Roderick K. West**	13,813	55,334	-
All directors and executive
officers as a group (10 persons)	456,005	2,300,045	3,548

Entergy Mississippi
Theodore H. Bunting, Jr.***	9,607	70,233	-
Leo P. Denault***	26,725	351,662	-
Haley R. Fisackerly***	4,714	24,766	-
J. Wayne Leonard**	348,273	1,361,533	3,271
Alyson M. Mount**	5,507	31,400	-
Mark T. Savoff*	11,590	189,333	277
Roderick K. West**	13,813	55,334	-
All directors and executive
officers as a group (9 persons)	447,260	2,197,845	3,548

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy New Orleans
Theodore H. Bunting, Jr.***	9,607	70,233	-
Leo P. Denault***	26,725	351,662	-
J. Wayne Leonard**	348,273	1,361,533	3,271
Alyson M. Mount**	5,507	31,400	-
Charles L. Rice, Jr.***	3,473	3,466	-
Mark T. Savoff*	11,590	189,333	277
Roderick K. West**	13,813	55,334	-
All directors and executive
officers as a group (9 persons)	446,019	2,176,545	3,548

Entergy Texas
Theodore H. Bunting, Jr.***	9,607	70,233	-
Leo P. Denault***	26,725	351,662	-
Joseph F. Domino**	2,650	59,966	-
J. Wayne Leonard**	348,273	1,361,533	3,271
Alyson M. Mount**	5,507	31,400	-
Sallie T. Rainer***	5,077	14,900	-
Mark T. Savoff*	11,590	189,333	277
Roderick K. West**	13,813	55,334	-
All directors and executive
officers as a group (10 persons)	450,273	2,247,945	3,548

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(1)
The number of shares of Entergy Corporation common stock owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding Entergy Corporation common stock.

(2)
Represents the balances of phantom units each executive holds under the defined contribution restoration plan and the deferral provisions of the Equity Ownership Plan.  These units will be paid out in either Entergy Corporation Common Stock or cash equivalent to the value of one share of Entergy Corporation common stock per unit on the date of payout, including accrued dividends.  The deferral period is determined by the individual and is at least two years from the award of the bonus.  For directors of Entergy Corporation the phantom units are issued under the Service Recognition Program for Outside Directors.  All non-employee directors are credited with units for each year of service on the Board.  In addition, Messrs. Edwards, Hintz and Percy have deferred receipt of some of their quarterly stock grants.  The deferred shares will be settled in cash in an amount equal to the market value of Entergy Corporation common stock at the end of the deferral period.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2012. Information is included for equity compensation plans approved by the stockholders and equity compensation plans not approved by the stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	9,413,476	$80.32	6,081,969
Equity compensation plans not approved by security holders(2)	144,870	$44.45	-
Total	9,558,346	$79.77	6,081,969

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

Since December 31, 2011, none of the Subsidiaries or any of their affiliates has participated in any transaction involving an amount in excess of $120,000 in which any director or executive officer of any of the Subsidiaries, any nominee for director, or any immediate family member of the foregoing had a material interest as contemplated by Item 404(a) of Regulation S-K (“Related Party Transactions”).

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

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2012 and 2011 by Deloitte & Touche LLP were as follows:

	2012	2011
Entergy Corporation (consolidated)
Audit Fees	$11,162,397	$9,096,870
Audit-Related Fees (a)	540,000	740,000

Total audit and audit-related fees	11,702,397	9,836,870
Tax Fees (b)	-	46,083
All Other Fees	-	-

Total Fees (c)	$11,702,397	$9,882,953

Entergy Arkansas
Audit Fees	$992,666	$969,218
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	992,666	969,218
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$992,666	$969,218

Entergy Gulf States Louisiana
Audit Fees	$905,666	$897,218
Audit-Related Fees (a)	80,000	80,000

Total audit and audit-related fees	985,666	977,218
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$985,666	$977,218

Entergy Louisiana
Audit Fees	$1,032,666	$1,031,718
Audit-Related Fees (a)	80,000	280,000

Total audit and audit-related fees	1,112,666	1,311,718
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$1,112,666	$1,311,718

	2012	2011
Entergy Mississippi
Audit Fees	$945,666	$971,218
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	945,666	971,218
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$945,666	$971,218

Entergy New Orleans
Audit Fees	$945,666	$901,218
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	945,666	901,218
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$945,666	$901,218

Entergy Texas
Audit Fees	$998,666	$1,945,188
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	998,666	1,945,188
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$998,666	$1,945,188

System Energy
Audit Fees	$945,666	$901,218
Audit-Related Fees (a)	-	-

Total audit and audit-related fees	945,666	901,218
Tax Fees	-	-
All Other Fees	-	-

Total Fees (c)	$945,666	$901,218

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.
(b)	Includes fees for tax advisory services.
(c)	100% of fees paid in 2012 and 2011 were pre-approved by the Entergy Corporation Audit Committee.

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

(a)2.
Financial Statement Schedules

Report of Independent Registered Public Accounting Firm (see page 513)

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

ENTERGY CORPORATION By /s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

Leo P. Denault (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, Gary W. Edwards, Alexis M. Herman, Donald C. Hintz, Stuart L. Levenick, Blanche L. Lincoln, Stewart C. Myers, William A. Percy, II, W. J. Tauzin, and Steven V. Wilkinson (Directors).

By: /s/ Alyson M. Mount (Alyson M. Mount, Attorney-in-fact)	February 27, 2013

ENTERGY ARKANSAS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY ARKANSAS, INC. By /s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2013

Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount (Alyson M. Mount, Attorney-in-fact)	February 27, 2013

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

ENTERGY GULF STATES LOUISIANA, L.L.C. By /s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2013

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount (Alyson M. Mount, Attorney-in-fact)	February 27, 2013

ENTERGY LOUISIANA, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY LOUISIANA, LLC By /s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2013

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount (Alyson M. Mount, Attorney-in-fact)	February 27, 2013

ENTERGY MISSISSIPPI, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY MISSISSIPPI, INC. By /s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2013

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount (Alyson M. Mount, Attorney-in-fact)	February 27, 2013

ENTERGY NEW ORLEANS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY NEW ORLEANS, INC. By /s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2013

Charles L. Rice, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr. and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount (Alyson M. Mount, Attorney-in-fact)	February 27, 2013

ENTERGY TEXAS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY TEXAS, INC. By /s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2013

Sallie T. Rainer (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount (Alyson M. Mount, Attorney-in-fact)	February 27, 2013

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

SYSTEM ENERGY RESOURCES, INC. By /s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

Jeffrey S. Forbes (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Wanda C. Curry (Vice President, Chief Financial Officer - Nuclear Operations; Principal Financial Officer); Andrew S. Marsh and Steven C. McNeal (Directors).

By: /s/ Alyson M. Mount (Alyson M. Mount, Attorney-in-fact)	February 27, 2013

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendments Nos. 1, 2, and 3 on Form S-3 and their related prospectus to Registration Statement No. 333-169315, Post-Effective Amendments Nos. 3 and 5A on Form S-8 and their related prospectuses to Registration Statement No. 33-54298  on Form S-4, and in Registration Statements Nos. 333-55692, 333-68950, 333-75097, 333-90914, 333-98179, 333-140183, 333-142055, 333-168664, 333-174148, and 333-183090 on Form S-8 of our reports dated February 27, 2013, relating to the consolidated financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2012.

We consent to the incorporation by reference in Post-Effective Amendments Nos. 1, 2, and 3 on Form S-3, and their related prospectus to Registration Statement No. 333-169315-03 on Form S-3 of our reports dated February 27, 2013, relating to the consolidated financial statements and financial statement schedule of Entergy Arkansas, Inc. and Subsidiaries, and the effectiveness of Entergy Arkansas, Inc. and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2012.

We consent to the incorporation by reference in Post-Effective Amendments Nos. 1, 2, and 3 on Form S-3 and their related prospectus to Registration Statement No. 333-169315-02 on Form S-3 of our reports dated February 27, 2013, relating to the financial statements and financial statement schedule of Entergy Gulf States Louisiana, L.L.C., and the effectiveness of Entergy Gulf States Louisiana, L.L.C.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Gulf States Louisiana, L.L.C. for the year ended December 31, 2012.

We consent to the incorporation by reference in Post-Effective Amendments Nos. 1, 2, and 3 on Form S-3 and their related prospectus to Registration Statement No. 333-169315-01 on Form S-3 of our reports dated February 27, 2013, relating to the consolidated financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries, and the effectiveness of Entergy Louisiana, LLC and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Louisiana, LLC for the year ended December 31, 2012.

We consent to the incorporation by reference in Post-Effective Amendments Nos. 2 and 3 on Form S-3 and their related prospectus to Registration Statement No. 333-169315-07 on Form S-3 of our reports dated February 27, 2013, relating to the financial statements and financial statement schedule of Entergy Mississippi, Inc., and the effectiveness of Entergy Mississippi, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2012.

We consent to the incorporation by reference in Post-Effective Amendments Nos. 2 and 3 on Form S-3 and their related prospectus to Registration Statement No. 333-169315-06 on Form S-3 of our reports dated February 27, 2013, relating to the financial statements and financial statement schedule of Entergy New Orleans, Inc., and the effectiveness of Entergy New Orleans, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. for the year ended December 31, 2012.

We consent to the incorporation by reference in Post-Effective Amendments Nos. 2 and 3 on Form S-3 and their related prospectus to Registration Statement No. 333-169315-05 on Form S-3 of our reports dated February 27, 2013, relating to the consolidated financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries, and the effectiveness of Entergy Texas, Inc. and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2012.

We consent to the incorporation by reference in Post-Effective Amendments Nos. 2 and 3 on Form S-3 and their related prospectus to Registration Statement No. 333-169315-04 on Form S-3 of our reports dated February 27, 2013, relating to the financial statements of System Energy Resources, Inc., and the effectiveness of System Energy Resources, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2012.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
Entergy Arkansas, Inc. and Subsidiaries
Entergy Mississippi, Inc.
Entergy New Orleans, Inc.
Entergy Texas, Inc. and Subsidiaries

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana, LLC and Subsidiaries

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries, Entergy Arkansas, Inc. and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries, and we have also audited the financial statements of Entergy Gulf States Louisiana, L.L.C., Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (collectively the “Companies”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the respective Companies’ internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 27, 2013; such reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the respective Companies’ management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2013

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011, and 2010
(In Thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at		Other	Balance
	Beginning	Additions	Changes	at End
Description	of Period	Charged to Income	Deductions (1)	of Period
Allowance for doubtful accounts
2012	$31,159	$2,448	$1,651	$31,956
2011	$31,777	$512	$1,130	$31,159
2010	$27,631	$1,569	$(2,577)	$31,777

Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011, and 2010
(In Thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at		Other	Balance
	Beginning	Additions	Changes	at End
Description	of Period	Charged to Income	Deductions (1)	of Period
Allowance for doubtful accounts
2012	$26,155	$2,188	$-	$28,343
2011	$24,402	$1,753	$-	$26,155
2010	$21,853	$2,549	$-	$24,402

Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY GULF STATES LOUISIANA, L.L.C.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011, and 2010
(In Thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at		Other	Balance
	Beginning	Additions	Changes	at End
Description	of Period	Charged to Income	Deductions (1)	of Period
Allowance for doubtful accounts
2012	$843	$123	$255	$711
2011	$1,306	$(235)	$228	$843
2010	$1,235	$(413)	$(484)	$1,306

Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011, and 2010
(In Thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at		Other	Balance
	Beginning	Additions	Changes	at End
Description	of Period	Charged to Income	Deductions (1)	of Period
Allowance for doubtful accounts
2012	$1,147	$121	$401	$867
2011	$1,961	$(453)	$361	$1,147
2010	$1,312	$(112)	$(761)	$1,961

Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY MISSISSIPPI, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011, and 2010
(In Thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at		Other	Balance
	Beginning	Additions	Changes	at End
Description	of Period	Charged to Income	Deductions (1)	of Period
Allowance for doubtful accounts
2012	$756	$154	$-	$910
2011	$985	$(229)	$-	$756
2010	$1,018	$(33)	$-	$985

Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY NEW ORLEANS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011, and 2010
(In Thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at		Other	Balance
	Beginning	Additions	Changes	at End
Description	of Period	Charged to Income	Deductions (1)	of Period
Allowance for doubtful accounts
2012	$465	$12	$31	$446
2011	$734	$(241)	$28	$465
2010	$1,166	$(491)	$(59)	$734

Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011, and 2010
(In Thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at		Other	Balance
	Beginning	Additions	Changes	at End
Description	of Period	Charged to Income	Deductions (1)	of Period
Allowance for doubtful accounts
2012	$1,461	$(21)	$760	$680
2011	$2,185	$(212)	$512	$1,461
2010	$844	$69	$(1,272)	$2,185

Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

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

(a) 2 --
Amendment No. 1, dated as of September 21, 2012, to the Merger Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC, ITC Holdings Corp. and ITC Midsouth LLC (formerly known as Ibis Transaction Subsidiary LLC) (included in Annex A to the proxy statement/prospectus that forms a part of Amendment No. 2 to the Registration Statement on Form S-4 filed by ITC Holdings Corp. on January 28, 2013 (Registration No. 333-184073)).  (The Exhibits listed and identified therein have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Entergy Corporation agrees that it will furnish supplementally a copy of any omitted Exhibit to the Securities and Exchange Commission upon request.)

(a) 3 --
Amendment No. 2, dated as of January 28, 2013, to the Merger Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC, ITC Holdings Corp. and ITC Midsouth LLC (formerly known as Ibis Transaction Subsidiary LLC) (included in Annex A to the proxy statement/prospectus that forms a part of Amendment No. 2 to the Registration Statement on Form S-4 filed by ITC Holdings Corp. on January 28, 2013 (Registration No. 333-184073)).

(a) 4 --
Separation Agreement, dated as of December 4, 2011, among Entergy Corporation, ITC Holdings Corp., Mid South TransCo LLC, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and Entergy Services, Inc. (2.2 to Form 8-K filed December 6, 2011 in 1-11299).

(a) 5 --
Amendment No. 1, dated as of September 24, 2012, to the Separation Agreement, dated as of December 4, 2011, among Entergy Corporation, ITC Holdings Corp., Mid South TransCo LLC, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and Entergy Services, Inc. (included in Annex B to the proxy statement/prospectus that forms a part of Amendment No. 2 to the Registration Statement on Form S-4 filed by ITC Holdings Corp. on January 28, 2013 (Registration No. 333-184073)).  (The Exhibits listed and identified therein have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Entergy Corporation agrees that it will furnish supplementally a copy of any omitted Exhibit to the Securities and Exchange Commission upon request.)

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

(b) 3 --
Amendment No. 1, dated as of September 24, 2012, to the Separation Agreement, dated as of December 4, 2011, among Entergy Corporation, ITC Holdings Corp., Mid South TransCo LLC, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and Entergy Services, Inc. (included in Annex B to the proxy statement/prospectus that forms a part of Amendment No. 2 to the Registration Statement on Form S-4 filed by ITC Holdings Corp. on January 28, 2013 (Registration No. 333-184073)).  (The Exhibits listed and identified therein have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Entergy Gulf States Louisiana agrees that it will furnish supplementally a copy of any omitted Exhibit to the Securities and Exchange Commission upon request.)

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

(c) 2 --
Amendment No. 1, dated as of September 24, 2012, to the Separation Agreement, dated as of December 4, 2011, among Entergy Corporation, ITC Holdings Corp., Mid South TransCo LLC, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas and Entergy Services, Inc. (included in Annex B to the proxy statement/prospectus that forms a part of Amendment No. 2 to the Registration Statement on Form S-4 filed by ITC Holdings Corp. on January 28, 2013 (Registration No. 333-184073)).  (The Exhibits listed and identified therein have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each agrees that it will furnish supplementally a copy of any omitted Exhibit to the Securities and Exchange Commission upon request.)

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

(a) 2 --
Credit Agreement ($3,500,000,000), dated as of March 9, 2012, among Entergy Corporation, as borrower, the Banks named therein (Citibank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Union Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, Bank of the West, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, National Cooperative Services Corporation, and The Northern Trust Company), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.1 to Form 8-K filed March 14, 2012 in 1-11299).

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

System Energy

(b) 1 --
Mortgage and Deed of Trust, dated as of June 15, 1977, as amended by twenty-four Supplemental Indentures (A-1 in 70-5890 (Mortgage); B and C to Rule 24 Certificate in 70-5890 (First); B to Rule 24 Certificate in 70-6259 (Second); 20(a)-5 to Form 10-Q for the quarter ended June 30, 1981 in 1-3517 (Third); A-1(e)-1 to Rule 24 Certificate in 70-6985 (Fourth); B to Rule 24 Certificate in 70-7021 (Fifth); B to Rule 24 Certificate in 70-7021 (Sixth); A-3(b) to Rule 24 Certificate in 70-7026 (Seventh); A-3(b) to Rule 24 Certificate in 70-7158 (Eighth); B to Rule 24 Certificate in 70-7123 (Ninth); B-1 to Rule 24 Certificate in 70-7272 (Tenth); B-2 to Rule 24 Certificate in 70-7272 (Eleventh); B-3 to Rule 24 Certificate in 70-7272 (Twelfth); B-1 to Rule 24 Certificate in 70-7382 (Thirteenth); B-2 to Rule 24 Certificate in 70-7382 (Fourteenth); A-2(c) to Rule 24 Certificate in 70-7946 (Fifteenth); A-2(c) to Rule 24 Certificate in 70-7946 (Sixteenth); A-2(d) to Rule 24 Certificate in 70-7946 (Seventeenth); A-2(e) to Rule 24 Certificate dated May 4, 1993 in 70-7946 (Eighteenth); A-2(g) to Rule 24 Certificate dated May 6, 1994 in 70-7946 (Nineteenth); A-2(a)(1) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twentieth); A-2(a)(2) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twenty-first); A-2(a) to Rule 24 Certificate filed October 4, 2002 in 70-9753 (Twenty-second); 4(b) to Form 10-Q for the quarter ended September 30, 2007 in 1-9067 (Twenty-third); and 4.42 to Form 8-K dated September 25, 2012 in 1-9067 (Twenty-fourth)).

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

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by seventy-two Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043 (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174 (Thirtieth); C-1 to Rule 24 Certificate in 70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth); C-2(a) to Form U5S for the year ended December 31, 2001 (Fifty-seventh); 4(c)1 to Form 10-K for the year December 31, 2002 in 1-10764 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Fifty-ninth); 4(f) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixtieth); 4(h) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixty-first); 4(e) to Form 10-Q for the quarter ended September 30, 2004 in 1-10764 (Sixty-second); 4(c)1 to Form 10-K for the year December 31, 2004 in 1-10764 (Sixty-third); C-2(a) to Form U5S for the year ended December 31, 2004 (Sixty-fourth); 4(c) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-fifth);  4(a) to Form 10-Q for the quarter ended June 30, 2006 in 1-10764 (Sixty-sixth); 4(b) to Form 10-Q for the quarter ended June 30, 2008 in 1-10764 (Sixty-seventh); 4(c)1 to Form 10-K for the year ended December 31, 2008 in 1-10764 (Sixty-eighth); 4.06 to Form 8-K dated October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K dated November 12, 2010 in 1-10764 (Seventieth); 4.06 to Form 8-K dated December 13, 2012 in 1-10764 (Seventy-first); and 4(e) to Form 8-K dated January 9, 2013 in 1-10764 (Seventy-second)).

(c) 2 --
Credit Agreement ($150,000,000), dated as of March 9, 2012, among Entergy Arkansas, Inc., as borrower, the Banks named therein (Citibank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Union Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.2 to Form 8-K filed March 14, 2012 in 1-10764).

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

(d) 5 --
Credit Agreement ($150,000,000), dated as of March 9, 2012, among Entergy Gulf States Louisiana, L.L.C., as borrower, the Banks named therein (Citibank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Union Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.3 to Form 8-K filed March 14, 2012 in 0-20371).

Entergy Louisiana

(e) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by seventy-six Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c) in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10 in 2-26911 (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in 2-34659 (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635 (Thirtieth); C-1 to Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9, 1999 in 70-9141 (Fifty-third); A-3(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth); A-2(d) to Rule 24 Certificate dated April 4, 2002 in 70-9141 (Fifty-sixth); A-3(a) to Rule 24 Certificate dated March 30, 2004 in 70-10086 (Fifty-seventh); A-3(b) to Rule 24 Certificate dated October 15, 2004 in 70-10086 (Fifty-eighth); A-3(c) to Rule 24 Certificate dated October 26, 2004 in 70-10086 (Fifty-ninth); A-3(d) to Rule 24 Certificate dated May 18, 2005 in 70-10086 (Sixtieth); A-3(e) to Rule 24 Certificate dated August 25, 2005 in 70-10086 (Sixty-first); A-3(f) to Rule 24 Certificate dated October 31, 2005 in 70-10086 (Sixty-second); B-4(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4(e)1 to Form 10-K for the year ended December 31, 2009 in 1-132718 (Sixty-sixth); 4(a) to Form 10-Q for the quarter ended March 31, 2010 in 1-32718 (Sixty-seventh); 4.08 to Form 8-K dated September 24, 2010 in 1-32718 (Sixty-eighth); 4(c) to Form 8-K filed October 12, 2010 in 1-32718 (Sixty-ninth); 4.08 to Form 8-K dated November 23, 2010 in 1-32718 (Seventieth); 4.08 to Form 8-K dated March 24, 2011 in 1-32718 (Seventy-first); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K dated December 15, 2011 in 1-32718 (Seventy-third); 4.08 to Form 8-K dated January 12, 2012 in 1-32718 (Seventy-fourth); 4.08 to Form 8-K dated July 3, 2012 in 1-32718 (Seventy-fifth); and 4.08 to Form 8-K dated December 4, 2012 in 1-32718 (Seventy-sixth)).

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

(e) 5 --
Credit Agreement ($200,000,000), dated as of March 9, 2012, among Entergy Louisiana, LLC, as borrower, the Banks named therein (Citibank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Union Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.4 to Form 8-K filed March 14, 2012 in 1-32718).

Entergy Mississippi

(f) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by thirty Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461 (Mortgage); A-2(b)-2 in 70-7461 (First); A-5(b) to Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh); A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24 Certificate dated April 21, 1995 in 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in 70-8719 (Eleventh); A-2(b) to Rule 24 Certificate dated April 16, 1998 in 70-8719 (Twelfth); A-2(c) to Rule 24 Certificate dated May 12, 1999 in 70-8719 (Thirteenth); A-3(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719 (Fourteenth); A-2(d) to Rule 24 Certificate dated February 24, 2000 in 70-8719 (Fifteenth); A-2(a) to Rule 24 Certificate dated February 9, 2001 in 70-9757 (Sixteenth); A-2(b) to Rule 24 Certificate dated October 31, 2002 in 70-9757 (Seventeenth); A-2(c) to Rule 24 Certificate dated December 2, 2002 in 70-9757 (Eighteenth); A-2(d) to Rule 24 Certificate dated February 6, 2003 in 70-9757 (Nineteenth); A-2(e) to Rule 24 Certificate dated April 4, 2003 in 70-9757 (Twentieth); A-2(f) to Rule 24 Certificate dated June 6, 2003 in 70-9757 (Twenty-first); A-3(a) to Rule 24 Certificate dated April 8, 2004 in 70-10157 (Twenty-second); A-3(b) to Rule 24 Certificate dated April 29, 2004 in 70-10157 (Twenty-third); A-3(c) to Rule 24 Certificate dated October 4, 2004 in 70-10157 (Twenty-fourth); A-3(d) to Rule 24 Certificate dated January 27, 2006 in 70-10157 (Twenty-fifth); 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth); 4(b) to Form 10-Q for the quarter ended March 31, 2010 in 1-31508 (Twenty-seventh); 4.38 to Form 8-K dated April 15, 2011 in 1-31508 (Twenty-eighth); 4.38 to Form 8-K dated May 13, 2011 in 1-31508 (Twenty-ninth); and 4.38 to Form 8-K dated December 11, 2012 in 1-31508 (Thirtieth)).

Entergy New Orleans

(g) 1 --
Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by sixteen Supplemental Indentures (A-2(c) to Rule 24 Certificate in 70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended December 31, 1992 in 0-5807 (Third); 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth); 4(a) to Form 8-K dated April 26, 1995 in 0-5807 (Fifth); 4(a) to Form 8-K dated March 22, 1996 in 0-5807 (Sixth); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4(d) to Form 10-Q for the quarter ended June 30, 2000 in 0-5807 (Eighth); C-5(a) to Form U5S for the year ended December 31, 2000 (Ninth); 4(b) to Form 10-Q for the quarter ended September 30, 2002 in 0-5807 (Tenth); 4(k) to Form 10-Q for the quarter ended June 30, 2003 in 0-5807 (Eleventh); 4(a) to Form 10-Q for the quarter ended September 30, 2004 in 0-5807 (Twelfth); 4(b) to Form 10-Q for the quarter ended September 30, 2004 in 0-5807 (Thirteenth); 4(e) to Form 10-Q for the quarter ended June 30, 2005 in 0-5807 (Fourteenth); 4.02 to Form 8-K dated November 23, 2010 in 0-5807 (Fifteenth); and 4.02 to Form 8-K dated November 29, 2012 in 0-5807 (Sixteenth)).

Entergy Texas

(h) 1 --
Credit Agreement ($150,000,000), dated as of March 9, 2012, among Entergy Texas, Inc., as borrower, the Banks named therein (Citibank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Union Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.5 to Form 8-K filed March 14, 2012 in 1-34360).

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

(a) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-11299).

(a) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(a) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(a) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(a) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2001 in 1-11299).

(a) 7 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 2011 in 1-11299).

(a) 8 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 9 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (B to Rule 24 Certificate dated June 24, 1977 in 70-5399).

(a) 10 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (E to Rule 24 Certificate dated July 1, 1981 in 70-6592).

(a) 11 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (B-13(a) to Rule 24 Certificate dated July 6, 1984 in 70-6985).

(a) 12 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (A to Rule 24 Certificate dated June 8, 1989 in 70-5399).

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

*(a) 15 --
Thirty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 2012, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and The Bank of New York Mellon, as successor trustee.

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

*(a) 19 --	Thirty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2012, among Entergy Corporation, System Energy, and The Bank of New York Mellon, as successor trustee.

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

+(a) 51 --	First Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective January 1, 2005 (10(a)54 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 52 --	Second Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective October 26, 2006 (10(a)55 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 53 --	Third Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)56 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 54 --	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 55 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 56 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 57 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)57 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 58 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 59 --
First Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)60 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 60 --
Second Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)60 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 61 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 62 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 63 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 64 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)64 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 65 --	Equity Awards Plan of Entergy Corporation and Subsidiaries, effective as of August 31, 2000 (10(a)77 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 66 --	Amendment, effective December 7, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(a)78 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 67 --	Amendment, effective December 10, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended March 31, 2002 in 1-11299).

+(a) 68 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 69--	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 70 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 71 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)71 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 72 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 73 --	Amendment, effective December 28, 2001, to the Post-Retirement Plan of Entergy Corporation and Subsidiaries (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 74 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 75 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 76 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)76 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 77 --
Service Recognition Program for Non-Employee Outside Directors of Entergy Corporation and Subsidiaries, as amended and restated effective June 1, 2012 (10(a) to Form 10-Q for the quarter ended September 30, 2012 in 1-11299).

+(a) 78 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 79 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 80 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 81 --	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)81 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 82 --	Retention Agreement effective October 27, 2000 between J. Wayne Leonard and Entergy Corporation (10(a)81 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 83 --	Amendment to Retention Agreement effective March 8, 2004 between J. Wayne Leonard and Entergy Corporation (10(c) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 84 --	Amendment to Retention Agreement effective December 30, 2005 between J. Wayne Leonard and Entergy Corporation (10(a)91 to Form 10-K for the year ended December 31, 2005 in 1-11299).

+(a) 85 --	Amendment to Retention Agreement effective January 1, 2009 between J. Wayne Leonard and Entergy Corporation (10(a)83 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 86 --	Amendment to Retention Agreement effective January 1, 2010 between J. Wayne Leonard and Entergy Corporation (10(a)92 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 87 --	Amendment to Retention Agreement effective December 30, 2010 between J. Wayne Leonard and Entergy Corporation (10(a)85 to Form 10-K for the year ended December 31, 2010 in 1-11299).

(a) 88 --
Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

+(a) 89 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services (10(a)99 to Form 10-K for the year ended December 31, 2003 in 1-11299).

+(a) 90 --	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services (10(a) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 91 --	Amendment to Employment Agreement effective March 5, 2004 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 92 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 93 --	Amendment to Retention Agreement effective January 1, 2009 between Leo P. Denault and Entergy Corporation (10(a)93 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 94 --	Amendment to Retention Agreement effective January 1, 2010 between Leo P. Denault and Entergy Corporation (10(a)101 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 95 --	Amendment to Retention Agreement effective December 30, 2010 between Leo P. Denault and Entergy Corporation (10(a)95 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 96 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 97 --
Entergy Corporation Outside Director Stock Program Established under the 2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended June 30, 2011 in 1-11299).

+(a) 98 --
First Amendment to Entergy Corporation Outside Director Stock Program Established under the 2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation Subsidiaries (10(b) to Form 10-Q for the quarter ended September 30, 2012 in 1-11299).

+(a) 99 --	Entergy Nuclear Retention Plan, as amended and restated January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 100 --	Restricted Unit Agreement between Leo P. Denault and Entergy Corporation (10(a) to Form 10-Q for the quarter ended March 31, 2008 in 1-11299).

+(a) 101 --
Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries as amended and restated effective January 1, 2010 (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on  March 17, 2010 in 1-11299).

+(a) 102 --	First Amendment of the Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)106 to Form 10-K for the year ended December 31, 2011 in 1-11299).

*+(a)103--	Form of Stock Option Grant Letter.

*+(a)104--	Form of Long Term Incentive Program Performance Unit Grant Letter.

*+(a)105--	Form of Restricted Stock Grant Letter.

(a) 106 --	Employee Matters Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC and ITC Holdings Corp. (10.1 to Form 8-K filed December 6, 2011 in 1-11299).

*+(a)107--	Restricted Unit Agreement between Joseph F. Domino and Entergy Corporation.

System Energy

(b) 1 through (b) 8 -- See 10(a)8 through 10(a)15 above.

(b) 9 through (b) 15 -- See 10(a)16 through 10(a)22 above.

(b) 16 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

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

(b) 44 --	Service Agreement with Entergy Services, dated as of July 16, 1974, as amended (10(b)43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b) 45 --	Amendment, dated January 1, 2004, to Service Agreement with Entergy Services (10(b)57 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 46 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services (10(b)46 to Form 10-K for the year ended December 31, 2011 in 1-9067).

(b) 47 --	Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(b) 48 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

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

(b) 50 --	Amendment to Letter of Credit and Reimbursement Agreement, dated as of December 22, 2003 (10(b)62 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 51 --	First Amendment and Consent, dated as of May 3, 2004, to Letter of Credit and Reimbursement Agreement (10(b)63 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 52 --	Second Amendment and Consent, dated as of December 17, 2004, to Letter of Credit and Reimbursement Agreement (99 to Form 8-K dated December 22, 2004 in 1-9067).

(b) 53 --	Third Amendment and Consent, dated as of May 14, 2009, to Letter of Credit and Reimbursement Agreement (10(b)69 to Form 10-K for the year ended December 31, 2009 in 1-9067).

(b) 54 --	Fourth Amendment and Consent, dated as of April 15, 2010, to Letter of Credit and Reimbursement Agreement (10(a) to Form 10-Q for the quarter ended March 31, 2010 in 1-9067).

*(b) 55 --	Fifth Amendment and Consent, dated as of November 15, 2012, to Letter of Credit and Reimbursement Agreement.

Entergy Arkansas

(c) 1 --
Agreement, dated April 23, 1982, among Entergy Arkansas and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-10764).

(c) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(c) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(c) 5 --	Amendment, dated April 27, 1984, to Service Agreement, with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(c) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2002 in 1-10764).

(c) 7 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services (10(c)7 to Form 10-K for the year ended December 31, 2011 in 1-10764).

(c) 8 through (c) 15 -- See 10(a)8 through 10(a)15 above.

(c) 16 --	Agreement, dated August 20, 1954, between Entergy Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c) 17 --	Amendment, dated April 19, 1955, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)2 in 2-41080).

(c) 18 --	Amendment, dated January 3, 1964, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)3 in 2-41080).

(c) 19 --	Amendment, dated September 5, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)4 in 2-41080).

(c) 20 --	Amendment, dated November 19, 1970, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)5 in 2-41080).

(c) 21 --	Amendment, dated July 18, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)6 in 2-41080).

(c) 22 --	Amendment, dated December 27, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)7 in 2-41080).

(c) 23 --	Amendment, dated January 25, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)8 in 2-41080).

(c) 24 --	Amendment, dated October 14, 1971, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)9 in 2-43175).

(c) 25 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)10 in 2-60233).

(c) 26 --	Agreement, dated May 14, 1971, between Entergy Arkansas and the United States of America (SPA) (5(e) in 2-41080).

(c) 27 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated May 14, 1971 (5(e)1 in 2-60233).

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

(c) 66 --
Loan Agreement, dated as of January 1, 2013, between Jefferson County, Arkansas and Entergy Arkansas relating to Revenue Bonds (Entergy Arkansas, Inc. Project) Series 2013 (4(b) to Form 8-K filed January 9, 2013 in 1-10764).

(c) 67 --
Loan Agreement, dated as of January 1, 2013, between Independence County, Arkansas and Entergy Arkansas relating to Revenue Bonds (Entergy Arkansas, Inc. Project) Series 2013 (4(d) to Form 8-K filed January 9, 2013 in 1-10764).

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

(d) 28 --	Operating Agreement dated as of January 1, 2008, between Entergy Operations, Inc. and Entergy Gulf States Louisiana (10(d)39 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 29 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Gulf States Louisiana (10(d)40 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 30 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services (10(d)30 to Form 10-K for the year ended December 31, 2011 in 0-20371).

(d) 31 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 333-148557).

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

(e) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-32718).

(e) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(e) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-42523).

(e) 5 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(e) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(e)12 to Form 10-K for the year ended December 31, 2002 in 1-8474).

(e) 7 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services (10(e)7 to Form 10-K for the year ended December 31, 2011 in 1-32718).

(e) 8 through (e) 15 -- See 10(a)8 through 10(a)15 above.

(e) 16 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (B-1(b) to Rule 24 Certificate in 70-7580).

(e) 17 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(e) 18 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

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

(f) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-31508).

(f) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(f) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (D in 37-63).

(f) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(f) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(f)12 to Form 10-K for the year ended December 31, 2002 in 1-31508).

(f) 7 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services (10(f)7 to Form 10-K for the year ended December 31, 2011 in 1-31508).

(f) 8 through (f) 15 -- See 10(a)8 through 10(a)15 above.

(f) 16 --	Loan Agreement, dated as of September 1, 2004, between Entergy Mississippi and Mississippi Business Finance Corporation (B-3(a) to Rule 24 Certificate dated October 4, 2004 in 70-10157).

(f) 17 --	Refunding Agreement, dated as of May 1, 1999, between Entergy Mississippi and Independence County, Arkansas (B-6(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719).

(f) 18 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B-3(a) in 70-6337).

(f) 19 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 20 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 0-375).

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

(g) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 0-5807).

(g) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(g) 4 --	Service Agreement with Entergy Services dated as of April 1, 1963 (5(a)5 in 2-42523).

(g) 5 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(g) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(g)12 to Form 10-K for the year ended December 31, 2002 in 0-5807).

(g) 7 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services (10(g)7 to Form 10-K for the year ended December 31, 2011 in 0-5807).

(g) 8 through (g) 15 -- See 10(a)8 through 10(a)15 above.

(g) 16 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

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

(h) 21 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Texas (10(h)25 to Form 10-K for the year ended December 31, 2008 in 3-53134).

(h) 22 --	Amendment, dated January 1, 2011, to Service Agreement with Entergy Services (10(h)22 to Form 10-K for the year ended December 31, 2011 in 1-34360).

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(c)	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(d)	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(g)	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21) Subsidiaries of the Registrants

(23) Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 511.

*(24) Powers of Attorney

(31) Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(o)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(p)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32) Section 1350 Certifications

*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(f)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(g)	Section 1350 Certification for Entergy Louisiana.

*(h)	Section 1350 Certification for Entergy Louisiana.

*(i)	Section 1350 Certification for Entergy Mississippi.

*(j)	Section 1350 Certification for Entergy Mississippi.

*(k)	Section 1350 Certification for Entergy New Orleans.

*(l)	Section 1350 Certification for Entergy New Orleans.

*(m)	Section 1350 Certification for Entergy Texas.

*(n)	Section 1350 Certification for Entergy Texas.

*(o)	Section 1350 Certification for System Energy.

*(p)	Section 1350 Certification for System Energy.

(101) XBRL Documents

Entergy Corporation

*INS -	XBRL Instance Document.

*SCH -	XBRL Taxonomy Extension Schema Document.

*CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

*DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

*LAB -	XBRL Taxonomy Extension Label Linkbase Document.

*PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________
* Filed herewith.
+ Management contracts or compensatory plans or arrangements.