Form 10-Q
period 2013-03-31
ENTERGY ARKANSAS INC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; Entergy Louisiana, LLC; Entergy Texas, Inc.
filed 2013-05-08
CIK 7323, 44570, 65984, 66901, 71508, 202584, 1348952, 1427437

 __________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States Louisiana, L.L.C.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
Entergy Texas, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock Outstanding		Outstanding at April 30, 2013
Entergy Corporation	($0.01 par value)	178,184,969

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2012, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•	resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs;
•
the termination of Entergy Arkansas’s and Entergy Mississippi’s participation in the System Agreement in December 2013 and November 2015, respectively, and the potential for other Entergy operating companies to terminate participation in the System Agreement by providing notice pursuant to the current 96-month notice period and/or by seeking an amendment to the System Agreement that would allow for an Entergy operating company to terminate its participation in less than 96 months;

•	regulatory and operating challenges and uncertainties associated with the Utility operating companies’ proposal to move to the MISO RTO;
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

•	resolution of pending or future applications, and related regulatory proceedings and litigation, for license renewals or modifications of nuclear generating facilities;
•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at its nuclear generating facilities;
•	Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;
•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward, or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants;

FORWARD-LOOKING INFORMATION (Concluded)

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;
•	volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities;
•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;
•
changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, greenhouse gases, mercury, and other regulated air emissions, and changes in costs of compliance with environmental and other laws and regulations;

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

•	effects of climate change;
•	changes in the quality and availability of water supplies and the related regulation of water use and diversion;
•	Entergy’s ability to manage its capital projects and operation and maintenance costs;
•	Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•	the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events that could influence economic conditions in those areas;
•	the effects of Entergy’s strategies to reduce tax payments;
•
changes in the financial markets, particularly those affecting the availability of capital and Entergy’s ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;
•	changes in inflation and interest rates;
•	the effect of litigation and government investigations or proceedings;
•	advances in technology;
•
the potential effects of threatened or actual terrorism, cyber attacks or data security breaches, including increased security costs, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management and directors;
•	changes in accounting standards and corporate governance;
•	declines in the market prices of marketable securities and resulting funding requirements for Entergy’s defined benefit pension and other postretirement benefit plans;
•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;
•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites;
•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;
•	factors that could lead to impairment of long-lived assets; and
•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:
Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASLB	Atomic Safety and Licensing Board, the board within the NRC that conducts hearings and performs other regulatory functions that the NRC authorizes
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2012 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator

v

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association, which owns a 10% interest in Grand Gulf
System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
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

Results of Operations

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2013 to the first quarter 2012 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)

1st Quarter 2012 Consolidated Net Income (Loss)	$67,212	$(175,949)	$(38,003)	$(146,740)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	117,644	41,426	1,553	160,623
Other operation and maintenance expenses	29,529	(1,400)	4,494	32,623
Asset impairment	-	(355,524)	-	(355,524)
Taxes other than income taxes	10,964	2,978	(17)	13,925
Depreciation and amortization	22,445	(1,829)	45	20,661
Other income	(12,253)	1,170	1,208	(9,875)
Interest expense	6,792	(3,136)	6,951	10,607
Other expenses	3,670	(5,633)	(1)	(1,964)
Income taxes	(28,632)	149,077	(3,747)	116,698

1st Quarter 2013 Consolidated Net Income (Loss)	$127,835	$82,114	$(42,967)	$166,982

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

In the fourth quarter 2012, Entergy moved two subsidiaries from Parent & Other to the Entergy Wholesale Commodities segment to improve the alignment of certain intercompany items and income tax activity.  The prior period financial information in this Form 10-Q has been restated to reflect this change.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

As discussed in more detail in Note 11 to the financial statements, first quarter 2012 results of operations include a $355.5 million ($223.5 million after-tax) impairment charge to write down the carrying values of Vermont Yankee and related assets to their fair values.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2013 to the first quarter 2012.

Amount
(In Millions)

2012 net revenue	$1,106
Retail electric price	61
Grand Gulf recovery	33
Volume/weather	19
Other	4
2013 net revenue	$1,223

The retail electric price variance is primarily due to:

•
the recovery of Hinds plant costs through the power management rider at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of 2013.  The net income effect of the Hinds plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hinds plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

•
an increase in the capacity acquisition rider at Entergy Arkansas, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition.  The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes;

•
an increase in the energy efficiency rider, as approved by the APSC, effective July 2012.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income;

•
a formula rate plan increase at Entergy Louisiana, effective January 2013, which includes an increase relating to the Waterford 3 steam generator replacement project, which was placed in service in December 2012.  The net income effect of the formula rate plan increase is limited to a portion representing an allowed return on equity with the remainder offset by costs included in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes; and

•	an annual base rate increase at Entergy Texas, effective July 2012, as a result of the PUCT’s order in the December 2011 rate case that was issued in September 2012.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

                The Grand Gulf recovery variance is primarily due to increased recovery of higher costs resulting from the Grand Gulf uprate.

The volume/weather variance is primarily due to the effect of more favorable weather, primarily on residential sales, in the first quarter 2013 compared to the same period in the prior year.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the first quarter 2013 to the first quarter 2012.

Amount
(In Millions)

2012 net revenue	$452
Nuclear realized price changes	66
Nuclear volume	(25)
2013 net revenue	$493

As shown in the table above, net revenue for Entergy Wholesale Commodities increased by $41 million in the first quarter 2013 compared to the first quarter 2012 primarily due to higher energy and capacity prices partially offset by lower volume in its nuclear fleet resulting from more unplanned and refueling outage days in 2013 compared to the same period in 2012.

Following are key performance measures for Entergy Wholesale Commodities for the first quarter 2013 and 2012:

	2013	2012

Owned capacity	6,612	6,612
GWh billed	10,387	11,281
Average realized revenue per MWh	$58.66	$49.29

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	83%	88%
GWh billed	9,246	9,838
Average realized revenue per MWh	$57.82	$50.32
Refueling Outage Days:
Indian Point 2	-	27
Indian Point 3	28	-
Vermont Yankee	22	-

Realized Revenue per MWh Trend for Entergy Wholesale Commodities Nuclear Plants

The economic downturn and negative trends in the energy commodity markets have resulted over the past few years in lower natural gas prices and lower market prices for electricity in the New York and New England power regions, which is where five of the six Entergy Wholesale Commodities nuclear power plants are located.  Entergy Wholesale Commodities’ nuclear business experienced a decrease in realized price per MWh to $50.29 in 2012 from $54.73 in 2011 and $59.16 in 2010.  As shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments,” Entergy Wholesale Commodities has sold forward 84% of its planned nuclear energy output for the remainder of 2013 for an expected average contracted energy price of $45 per MWh based on market prices at March 31, 2013.  In addition, Entergy Wholesale Commodities has sold forward 76% of its planned nuclear energy output for 2014 for an expected average contracted energy price of $47 per MWh based on market prices at March 31, 2013.  These near-term price trends present a challenging economic situation for the Entergy Wholesale Commodities plants.  The challenge is greater for some of these plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the investment required to maintain the safety and integrity of the plants.  If, in the future, economic conditions or regulatory activity no longer support the continued operation of a plant it could adversely affect Entergy’s

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

results of operations through impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.  Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed in detail in the Form 10-K in “Critical Accounting Estimates.”  See also the discussion below in “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” regarding Entergy Wholesale Commodities nuclear plant operating license and related activity.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $490 million for the first quarter 2012 to $520 million for the first quarter 2013 primarily due to:

•
an increase of $16 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	an increase of $9 million in nuclear expenses, primarily due to higher labor costs, including higher contract labor;
•
an increase of $7 million in fossil-fueled generation expenses primarily due to the acquisition of the Hot Spring plant by Entergy Arkansas and the Hinds plant by Entergy Mississippi in November 2012.  Costs related to the Hot Spring and Hinds plants are recovered through the capacity acquisition rider and power management rider, respectively, as previously discussed; and

•	an increase of $5 million in energy efficiency costs at Entergy Arkansas. These costs are recovered through the energy efficiency rider and have no effect on net income.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from a higher 2013 assessment as compared to 2012 as well as an increase in local franchise taxes resulting from higher residential and commercial revenues as compared with prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Hot Spring and Hinds plant acquisitions in 2012 and the completion of the Waterford 3 steam generator replacement project and the Grand Gulf uprate project in 2012.  Also contributing to the increase is an increase in depreciation rates as a result of the rate order approved by the PUCT in September 2012.

Other income decreased primarily due to a decrease in AFUDC accrued on projects under construction resulting from the completion of the Grand Gulf uprate project and Waterford 3 steam generator replacement project in 2012.

Entergy Wholesale Commodities

           The asset impairment variance is due to a $355.5 million ($223.5 million after-tax) impairment charge recorded in first quarter 2012 to write down the carrying values of Vermont Yankee and related assets to their fair values.  See Note 11 to the financial statements for further discussion of this charge.

Income Taxes

The effective income tax rate for the first quarter 2013 was 41.1%. The difference in the effective income tax rate for the first quarter 2013 versus the statutory rate of 35% is due to state income taxes, the provision for uncertain tax positions, and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate for the first quarter 2012 was 0.11%.  The difference in the effective income tax rate for the first quarter 2012 versus the statutory rate of 35% was primarily because the expected tax benefit of the pre-tax loss that Entergy incurred in the first quarter 2012 was partially offset by the write-off of a portion of the regulatory asset for income taxes that is discussed in Note 2 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Plan to Spin Off the Utility’s Transmission Business

See the Form 10-K for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp.  Following are updates to that discussion.

Filings with Retail Regulators

See the Form 10-K for a discussion of the applications that each of the Utility operating companies has filed with their respective retail regulators seeking approval for the proposal to spin off and merge the transmission business with ITC.  On April 18, 2013, the Public Service Commission of Missouri consolidated for purposes of a hearing in June 2013 Entergy Arkansas’s separate MISO case that is related to Entergy Arkansas’s notice of its intent to integrate into MISO with the Entergy and ITC case that is related to the proposal to spin off and merge the transmission business with ITC.

In April 2013, the LPSC staff, APSC staff, and other parties filed testimony in the proceedings pending at the LPSC and APSC, respectively, identifying concerns with the proposed transaction and concluding that the transaction in its current form does not satisfy the applicable criteria for approval.  The LPSC staff testimony also included a comprehensive set of conditions should the LPSC determine that the transaction is in the public interest.  Conditions were also recommended by the Arkansas Attorney General should the APSC consider approving the transaction.  Intervening parties previously filed testimony in the City Council and MPSC proceedings.  The PUCT staff and the City Council advisors are scheduled to file testimony in May 2013, and staff testimony in the MPSC proceeding is scheduled for June 2013.  Hearings are scheduled for May 2013 in the PUCT proceeding, July 2013 in the APSC, LPSC, and City Council proceedings, and August 2013 in the MPSC proceeding.

Filings with the FERC

See the Form 10-K for a discussion of the series of filings with the FERC made by Entergy, ITC, and certain of their subsidiaries to obtain regulatory approvals related to the proposed transfer to ITC subsidiaries of the transmission assets owned by the Utility operating companies.  In February 2013, Entergy and ITC filed a response to various comments and protests regarding the joint application filed with the FERC.  The response argued, among other things, that the proposed transaction is consistent with the public interest, that the proposed rates for the ITC Midsouth Operating Companies are just and reasonable, and that there is no need for a hearing in the proceeding.  On March 22, 2013, the FERC issued an order concluding that, based on the two comment period extensions granted at the request of state and retail regulators, further consideration is required to determine whether the proposed transaction meets the standards of Federal Power Act section 203.   The FERC therefore extended the time to act on the joint application for an additional 180 days, until September 18, 2013.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal applications in process for these plants.

The New York State Department of Environmental Conservation (NYSDEC) has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  Entergy submitted its application for a water quality certification to the NYSDEC in April 2009, with a reservation of rights regarding the applicability of Section 401 in this case.  After Entergy submitted certain additional information in response to NYSDEC requests for additional information, in February 2010 the NYSDEC staff determined that Entergy’s water quality certification application was complete.  In April 2010 the NYSDEC staff issued a proposed notice of denial of Entergy’s water quality certification application (the Notice).  NYSDEC staff’s Notice triggered an administrative adjudicatory hearing before NYSDEC ALJs on the proposed Notice.  The NYSDEC staff decision does not restrict Indian Point operations, but the issuance of a certification is potentially required prior to NRC issuance of renewed unit licenses.  In June 2011, Entergy filed notice with the NRC that the NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, has taken longer than one year to take final

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

action on Entergy’s application for a water quality certification and, therefore, has waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act.  The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification.  The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued in July 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues.  The judges held a Legislative Hearing (agency public comment session) and an Issues Conference (pre-trial conference) in July 2010.  Issue-by-issue hearings before the NYSDEC ALJs began in October 2011 and are expected to continue, on an episodic basis, through the end of 2013 and perhaps longer.    After hearings and briefing on all issues, the ALJs will issue a recommended decision to the Commissioner or his delegate, who will then issue the final agency decision.  A party to the proceeding can appeal the decision of the Commissioner to state court.

In addition, the consistency of Indian Point’s operations with New York State’s coastal management policies must be resolved to the extent required by the Coastal Zone Management Act (CZMA).  Entergy has undertaken three independent initiatives to resolve CZMA issues.  First, on July 24, 2012, Entergy filed a supplement to the Indian Point license renewal application currently pending before the NRC.  The supplement states that, based on applicable federal law and in light of prior reviews by the State of New York, the NRC may issue the requested renewed operating licenses for Indian Point without the need for an additional consistency review by the State of New York under the CZMA.  On July 30, 2012, Entergy filed a motion for declaratory order with the ASLB seeking confirmation of its position that no further CZMA consistency determination is required before the NRC may issue renewed licenses.  On April 5, 2013, the State of New York and Riverkeeper filed answers opposing Entergy’s motion.  The State of New York also filed a cross-motion for declaratory order seeking confirmation that Indian Point had not been previously reviewed, and that only the New York State Department of State (NYSDOS) could conduct a CZMA review for NRC license renewal purposes.  On April 15, 2013, the NRC Staff filed answers recommending the ASLB deny both Entergy’s and the State of New York’s motions for declaratory order.  Entergy intends to file an answer to the State of New York’s cross-motion for declaratory order and a reply to the answers of the State of New York and Riverkeeper to Entergy’s motion for declaratory order.  It is uncertain when the ASLB will act on the motions.

Second, Entergy filed with the NYSDOS on November 7, 2012 a petition for declaratory order that Indian Point is grandfathered under either of two criteria prescribed by the New York Coastal Management Program (NYCMP), which sets forth the state coastal policies applied in a CZMA consistency review.   NYSDOS denied the motion by order dated January 9, 2013.  Entergy filed a petition for judicial review of NYSDOS’s decision with the New York State Supreme Court for Albany County on March 13, 2013.  NYSDOS’s opposition (which is expected to be jointly filed with that of NYSDEC, a co-respondent) is due May 10, 2013.  Entergy’s reply is due June 7, 2013.  It is uncertain when the court will act on the petition for review.  The losing party may file an appeal as of right with the next level state appellate court.

Third, on December 17, 2012, Entergy filed with NYSDOS a consistency determination explaining why Indian Point satisfies all applicable NYCMP policies.  Entergy included in the consistency determination a “reservation of rights” clarifying that Entergy does not concede NYSDOS’s right to conduct a new CZMA review for Indian Point.  On January 16, 2013, NYSDOS notified Entergy that it deemed the consistency determination incomplete because it does not include the further supplement to the Final Supplemental Environmental Impact Statement that is targeted for issuance by May 10, 2013.  The six-month federal deadline for state decision on a consistency determination does not begin to run until the submission is complete.

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant.  Entergy is still analyzing the incident; the extent of the damage; the cost of assessment, debris removal, and replacing damaged property and equipment; and the schedule for restoring ANO 1 to service, but was able to restart ANO 2 on April 28, 2013.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and expects to incur incremental replacement power costs for ANO 1 power to the extent its outage extends beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage.  Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO.  NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO.  Entergy has responded that it disagrees with NEIL's position and is evaluating its options for enforcing its rights under the policy.

Liquidity and Capital Resources

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2013	December 31, 2012

Debt to capital	58.7%	58.7%
Effect of excluding the securitization bonds	(1.8%)	(1.8%)
Debt to capital, excluding securitization bonds (a)	56.9%	56.9%
Effect of subtracting cash	(0.6%)	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	56.3%	55.8%

(a)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the net debt to net capital ratio and the ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2018.  Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2013.

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$570	$8	$2,922

(a)	The capacity decreases to $3,490 million in March 2017.

A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with the covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility’s maturity date may occur.  See Note 4 to the financial statements for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

See Note 4 to the financial statements for additional discussion of the Entergy Corporation commercial paper program.  As of March 31, 2013, Entergy Corporation had $883.7 million of commercial paper outstanding.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2013 through 2015.  As discussed in the Form 10-K, the planned amounts disclosed in the Form 10-K do not include costs for the capital projects that might result from the NRC’s post-Fukushima requirements.  The current preliminary cost estimate (including both capital and operation and maintenance expense) to implement the post-Fukushima requirements is approximately $240 million for Utility and approximately $260 million for Entergy Wholesale Commodities.  These costs are expected to be incurred over the 2012 through 2018 time period, and do not include any amounts for filtered vents, for which the NRC initiated a rulemaking in first quarter 2013.  Also, Entergy now expects a delay in the spending associated with potential wedgewire screens at the Indian Point site from the timing reflected in the amounts in the table in the Form 10-K.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its April 2013 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since second quarter 2010.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
	(In Millions)

Cash and cash equivalents at beginning of period	$533	$694

Cash flow provided by (used in):
Operating activities	544	601
Investing activities	(661)	(749)
Financing activities	(153)	139
Net decrease in cash and cash equivalents	(270)	(9)

Cash and cash equivalents at end of period	$263	$685

Operating Activities

Net cash provided by operating activities decreased by $57 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to:

•	higher deferred fuel refunds in 2013 compared to the same period in prior year;
•	approximately $31 million in storm restoration spending in 2013 resulting from the Arkansas December 2012 Winter storm and Hurricane Isaac; and
•	an increase of $21 million in spending on nuclear refueling outages in 2013 compared to the same period in prior year.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

These decreases in cash flow were partially offset by:

•	a decrease of $24 million in income tax payments;
•
a decrease of $36 million in pension contributions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding; and

•	the increase in Entergy Wholesale Commodities net revenue that is discussed previously.

Investing Activities

Net cash used in investing activities decreased by $88 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to:

•
the withdrawal of a total of $252 million from Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm reserve escrow accounts in 2013 after Hurricane Isaac.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of Hurricane Isaac; and

•
a decrease in nuclear fuel purchases because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

These decreases were partially offset by an increase in construction expenditures, primarily in the Utility business, resulting from an increase of approximately $62 million in storm restoration spending in 2013 resulting from the Arkansas December 2012 Winter storm and Hurricane Isaac and approximately $51 million in spending on the Ninemile 6 self-build project, partially offset by spending in 2012 on the uprate project at Grand Gulf.

Financing Activities

Entergy’s financing activities used $153 million of cash for the three months ended March 31, 2013 compared to providing $139 million of cash for the three months ended March 31, 2012 primarily due to:

•
long-term debt activity using approximately $285 million of cash in 2013 compared to providing $175 million of cash in 2012.  Included in the long-term debt activity in 2013 is $225 million repayment of borrowings on the Entergy Corporation long-term credit facility.  Entergy Corporation issued $219 million of commercial paper in 2013 to repay borrowings on its long-term credit facility;

•	$51 million in proceeds from the sale to a third party in 2012 of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests; and
•	a decrease of $25 million in treasury stock issuances in 2013 compared to the same period in 2012.

For details of Entergy's commercial paper program, the nuclear fuel company variable interest entities’ short-term borrowings, and long-term debt activity in 2013 see Note 4 to the financial statements herein.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings.  Following are updates to that discussion.

System Agreement

Utility Operating Company Notices of Termination of System Agreement Participation

As discussed in the Form 10-K, in November 2012 the Utility operating companies filed amendments to the System Agreement with the FERC pursuant to section 205 of the Federal Power Act.  The LPSC, MPSC, PUCT, and City Council filed protests at the FERC regarding the amendments and other aspects of the Utility operating companies’ future operating arrangements, including requests that the continued viability of the System Agreement in MISO (among other issues) be set for hearing by the FERC.  On March 12, 2013, the Utility operating companies filed an answer to the protests.  The answer proposed, among other things, that: (1) the FERC allow the System Agreement revisions to go into effect as of December 19, 2013, without a hearing and for an initial two-year transition period; (2) no later than October 18, 2013, Entergy Services submit a filing pursuant to section 205 of the Federal Power Act that provides Entergy Texas’s notice of cancellation to terminate participation in the System Agreement and responds to the PUCT’s position that Entergy Texas be allowed to terminate its participation prior to the end of the mandatory 96-month notice period; and (3) at least six months prior to the end of the two-year transition period, Entergy Services submits an additional filing under section 205 of the Federal Power Act that addresses the allocation of MISO charges and credits among the Utility operating companies that remain in the System Agreement.  Prior to the filing to be made no later than October 18, 2013, Entergy Services, Entergy Texas, and Entergy will exercise reasonable best efforts to engage the Utility operating companies and their retail regulators in searching for a consensual means of allowing Entergy Texas to exit the System Agreement prior to the end of the mandatory 96-month notice period.  If a consensual resolution is reached on such early termination, the filing will reflect such a resolution.  The matter remains pending at the FERC.

Entergy’s Proposal to Join MISO

See the Form 10-K for a discussion of the Utility operating companies’ proposal to join MISO.  Following are updates to that discussion.

On April 8, 2013, the APSC issued an order resolving the outstanding issues in Entergy Arkansas’s change of control docket and granted Entergy Arkansas’s application subject to the conditions set forth in the APSC’s October 2012 order.  On April 18, 2013, the Public Service Commission of Missouri consolidated for purposes of a hearing in June 2013 Entergy Arkansas’s separate MISO case that is related to Entergy Arkansas’s notice of its intent to integrate into MISO with the Entergy and ITC case that is related to the proposal to spin off and merge the transmission business with ITC.

On April 3, 2013, the PUCT staff filed a study performed by its independent consultant assessing Entergy Texas’s January 2013 updated analysis of the effect of termination of certain power purchase agreements on Entergy Texas’s costs upon Entergy Texas’s exit from the System Agreement.  While the independent consultant study concluded that the adjustments made in Entergy Texas’s updated analysis were analytically correct, the consultant also recommended further study regarding the effect of the termination of the power purchase agreements on the benefits associated with Entergy Texas joining MISO.  On April 5, 2013, Entergy Texas filed a response to the consultant study, noting a number of errors in the analysis and recommending against any further study of this matter.

On March 28, 2013, the FERC issued an order conditionally accepting MISO’s proposed tariff changes related to the allocation of long-term transmission rights and auction revenue rights, subject to a further compliance filing.  The amendments are intended to address the anticipated integration of the Utility operating companies, as well as other load-serving entities and transmission-owning utilities, into the MISO region.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

FERC Reliability Standards Investigation

On March 19, 2013, the FERC issued an order approving a settlement between Entergy Services and the FERC Enforcement Staff (the Staff) arising from the Staff’s November 20, 2012 “Notice of Alleged Violations” which stated that the Staff had concluded that Entergy Services’s practices in certain areas violated various requirements of the North American Electric Reliability Corporation reliability standards.  Under the terms of the settlement, Entergy Services neither admits nor denies the alleged violations, but agrees to pay a civil penalty of $975,000 and undertake certain mitigation activities agreed to during discussions with Staff.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, put and/or call options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivity are provided to show potential variations.  While the sensitivity reflects the minimum, it does not reflect the total maximum upside potential from higher market prices.  The information contained in the table below represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of March 31, 2013 (2013 represents the remainder of the year).

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2013	2014	2015	2016	2017

Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	41%	22%	12%	12%	13%
Unit-contingent with availability guarantees (c)	20%	15%	13%	13%	13%
Firm LD (d)	23%	58%	14%	-%	-%
Offsetting positions (e)	-%	(19)%	-%	-%	-%
Total	84%	76%	39%	25%	26%
Planned generation (TWh) (f) (g)	31	41	41	40	41
Average revenue per MWh on contracted volumes:
Minimum	$44	$44	$45	$50	$51
Expected based on market prices as of March 31, 2013	$45	$47	$48	$51	$52
Sensitivity: -/+ $10 per MWh market price change	$44-$48	$44-$51	$45-$54	$50-$54	$51-$55

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	16%	16%	16%	16%	16%
Capacity contracts (j)	35%	17%	12%	18%	9%
Total	51%	33%	28%	34%	25%
Planned net MW in operation (g) (k)	5,011	5,011	5,011	5,011	5,011
Average revenue under contract per kW per month (applies to capacity contracts only)	$2.0	$2.4	$3.3	$3.2	$3.2

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$48	$47	$47	$49	$51
Sensitivity: -/+ $10 per MWh market price change	$46-$53	$44-$53	$40-$55	$42-$57	$43-$58

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2013	2014	2015	2016	2017

Energy
Percent of planned generation under contract (a):
Cost-based contracts (l)	35%	32%	35%	32%	32%
Firm LD (d)	6%	6%	6%	6%	6%
Total	41%	38%	41%	38%	38%
Planned generation (TWh) (f) (m)	5	6	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (l)	30%	24%	24%	24%	26%
Bundled capacity and energy contracts (i)	9%	8%	8%	8%	8%
Capacity contracts (j)	45%	50%	48%	47%	21%
Total	84%	82%	80%	79%	55%
Planned net MW in operation (k) (m)	1,052	1,052	1,052	1,052	977

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights.

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

(d)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract, a portion of which may be capped through the use of risk management products.

(e)	Transactions for the purchase of energy, generally to offset a firm LD transaction.
(f)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that effect dispatch.
(g)
Assumes NRC license renewal for plants whose current licenses expire within five years and uninterrupted normal operation at all plants.  NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013) and Indian Point 3 (December 2015).  For a discussion regarding the continued operation of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein and Note 1 to the financial statements in the Form 10-K.  For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above.

(h)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.
(i)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.
(j)	A contract for the sale of an installed capacity product in a regional market.
(k)	Amount of capacity to be available to generate power and/or sell capacity considering uprates planned to be completed during the year.
(l)
Contracts priced in accordance with cost-based rates, a ratemaking concept used for the design and development of rate schedules to ensure that the filed rate schedules recover only the cost of providing the service; these contracts are on owned non-utility resources located within Entergy’s Utility service area, which do not operate under market-based rate authority.  The percentage sold assumes approval of long-term transmission rights.  Includes sales to the Utility through 2013 of 121 MW of capacity and energy from Entergy Power sourced from Independence Steam Electric Station Unit 2.

(m)
Non-nuclear planned generation and net MW in operation include purchases from affiliated and non-affiliated counterparties under long-term contracts and exclude energy and capacity from Entergy Wholesale Commodities’ wind investment and from the 544 MW Ritchie plant that is not planned to operate.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on March 31, 2013 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $122 million in 2013.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2013, based on power prices at that time, Entergy had liquidity exposure of $203 million under the guarantees in place supporting Entergy Wholesale Commodities transactions, $20 million of guarantees that support letters of credit, and $7 million of posted cash collateral to the ISOs.  As of March 31, 2013, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $82 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2013, Entergy would have been required to provide approximately $54 million of additional cash or letters of credit under some of the agreements.

As of March 31, 2013, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2017 have public investment grade credit ratings.

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

Nuclear Decommissioning Costs

In the first quarter of 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study.  The revised estimate resulted in a $46.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.

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

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
	2013	2012
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$1,949,280	$1,784,841
Natural gas	53,321	46,008
Competitive businesses	606,273	552,810
TOTAL	2,608,874	2,383,659

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	510,333	538,837
Purchased power	373,129	284,966
Nuclear refueling outage expenses	60,719	63,884
Asset impairment	-	355,524
Other operation and maintenance	754,258	721,635
Decommissioning	59,104	57,903
Taxes other than income taxes	151,095	137,170
Depreciation and amortization	300,876	280,215
Other regulatory charges	5,315	382
TOTAL	2,214,829	2,440,516

OPERATING INCOME (LOSS)	394,045	(56,857)

OTHER INCOME
Allowance for equity funds used during construction	12,751	24,307
Interest and investment income	38,306	40,992
Miscellaneous - net	(13,623)	(17,990)
TOTAL	37,434	47,309

INTEREST EXPENSE
Interest expense	153,149	146,745
Allowance for borrowed funds used during construction	(5,188)	(9,391)
TOTAL	147,961	137,354

INCOME (LOSS) BEFORE INCOME TAXES	283,518	(146,902)

Income taxes	116,536	(162)

CONSOLIDATED NET INCOME (LOSS)	166,982	(146,740)

Preferred dividend requirements of subsidiaries	5,582	4,943

NET INCOME (LOSS) ATTRIBUTABLE TO ENTERGY CORPORATION	$161,400	$(151,683)

Earnings (loss) per average common share:
Basic	$0.91	$(0.86)
Diluted	$0.90	$(0.86)
Dividends declared per common share	$0.83	$0.83

Basic average number of common shares outstanding	178,027,961	176,865,363
Diluted average number of common shares outstanding	178,413,287	177,388,045

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

Net Income (loss)	$166,982	$(146,740)

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($41,135) and $75,494)	(75,975)	145,435
Pension and other postretirement liabilities
(net of tax expense of $5,869 and $3,876)	9,795	6,266
Net unrealized investment gains
(net of tax expense of $54,311 and $49,138)	56,377	50,107
Foreign currency translation
(net of tax expense (benefit) of ($416) and $167)	(772)	311
Other comprehensive income (loss)	(10,575)	202,119

Comprehensive Income	156,407	55,379

Preferred dividend requirements of subsidiaries	5,582	4,943

Comprehensive Income Attributable to Entergy Corporation	$150,825	$50,436

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income (loss)	$166,982	$(146,740)
Adjustments to reconcile consolidated net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	472,933	450,009
Deferred income taxes, investment tax credits, and non-current taxes accrued	98,671	38,858
Asset impairment	-	355,524
Changes in working capital:
Receivables	(29,845)	156,202
Fuel inventory	(5,147)	(20,213)
Accounts payable	(40,861)	(145,599)
Prepaid taxes and taxes accrued	(35,648)	(89,583)
Interest accrued	(30,570)	(32,194)
Deferred fuel costs	(2,149)	77,405
Other working capital accounts	(151,958)	(34,753)
Changes in provisions for estimated losses	(245,972)	(15,030)
Changes in other regulatory assets	167,634	60,857
Changes in pensions and other postretirement liabilities	32,696	(4,764)
Other	147,223	(49,479)
Net cash flow provided by operating activities	543,989	600,500

INVESTING ACTIVITIES
Construction/capital expenditures	(631,857)	(563,539)
Allowance for equity funds used during construction	13,672	25,448
Nuclear fuel purchases	(145,168)	(201,059)
Changes in securitization account	1,601	940
NYPA value sharing payment	(71,736)	(72,000)
Payments to storm reserve escrow account	(2,219)	(1,483)
Receipts from storm reserve escrow account	252,482	861
Decrease (increase) in other investments	(44,298)	93,786
Proceeds from nuclear decommissioning trust fund sales	398,010	535,551
Investment in nuclear decommissioning trust funds	(432,247)	(567,780)
Net cash flow used in investing activities	(661,760)	(749,275)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
	2013	2012
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	564,717	1,034,945
Mandatorily redeemable preferred membership units of subsidiary	-	51,000
Treasury stock	8,102	32,826
Retirement of long-term debt	(849,860)	(859,648)
Changes in credit borrowings and commercial paper - net	277,886	32,782
Dividends paid:
Common stock	(147,902)	(146,674)
Preferred stock	(5,582)	(5,582)
Net cash flow provided by (used in) financing activities	(152,639)	139,649

Effect of exchange rates on cash and cash equivalents	772	(310)

Net decrease in cash and cash equivalents	(269,638)	(9,436)

Cash and cash equivalents at beginning of period	532,569	694,438

Cash and cash equivalents at end of period	$262,931	$685,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$138,217	$134,655
Income taxes	$12,341	$35,992

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$66,114	$112,992
Temporary cash investments	196,817	419,577
Total cash and cash equivalents	262,931	532,569
Securitization recovery trust account	44,438	46,040
Accounts receivable:
Customer	636,694	568,871
Allowance for doubtful accounts	(32,122)	(31,956)
Other	157,978	161,408
Accrued unbilled revenues	269,010	303,392
Total accounts receivable	1,031,560	1,001,715
Deferred fuel costs	83,758	150,363
Accumulated deferred income taxes	192,816	306,902
Fuel inventory - at average cost	218,978	213,831
Materials and supplies - at average cost	928,103	928,530
Deferred nuclear refueling outage costs	318,024	243,374
System agreement cost equalization	16,880	16,880
Prepayments and other	225,385	242,922
TOTAL	3,322,873	3,683,126

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	45,977	46,738
Decommissioning trust funds	4,452,707	4,190,108
Non-utility property - at cost (less accumulated depreciation)	260,068	256,039
Other	188,473	436,234
TOTAL	4,947,225	4,929,119

PROPERTY, PLANT AND EQUIPMENT
Electric	42,064,616	41,944,567
Property under capital lease	934,495	935,199
Natural gas	356,988	353,492
Construction work in progress	1,413,897	1,365,699
Nuclear fuel	1,607,352	1,598,430
TOTAL PROPERTY, PLANT AND EQUIPMENT	46,377,348	46,197,387
Less - accumulated depreciation and amortization	19,067,907	18,898,842
PROPERTY, PLANT AND EQUIPMENT - NET	27,309,441	27,298,545

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	752,696	742,030
Other regulatory assets (includes securitization property of
$894,330 as of March 31, 2013 and $914,751 as of
December 31, 2012)	4,860,886	5,025,912
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	66,833	37,748
Other	983,645	936,648
TOTAL	7,213,434	7,291,712

TOTAL ASSETS	$42,792,973	$43,202,502

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$630,622	$718,516
Notes payable and commercial paper	1,073,888	796,002
Accounts payable	1,036,122	1,217,180
Customer deposits	361,299	359,078
Taxes accrued	298,071	333,719
Accumulated deferred income taxes	15,004	13,109
Interest accrued	154,095	184,664
Deferred fuel costs	27,684	96,439
Obligations under capital leases	3,495	3,880
Pension and other postretirement liabilities	97,404	95,900
System agreement cost equalization	16,880	25,848
Other	181,856	261,986
TOTAL	3,896,420	4,106,321

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,348,976	8,311,756
Accumulated deferred investment tax credits	270,912	273,696
Obligations under capital leases	33,976	34,541
Other regulatory liabilities	1,046,106	898,614
Decommissioning and asset retirement cost liabilities	3,525,687	3,513,634
Accumulated provisions	116,542	362,226
Pension and other postretirement liabilities	3,757,078	3,725,886
Long-term debt (includes securitization bonds of $951,520 as of
March 31, 2013 and $973,480 as of December 31, 2012)	11,729,134	11,920,318
Other	574,555	577,910
TOTAL	29,402,966	29,618,581

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	186,511	186,511

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2013 and in 2012	2,548	2,548
Paid-in capital	5,349,885	5,357,852
Retained earnings	9,718,171	9,704,591
Accumulated other comprehensive loss	(303,658)	(293,083)
Less - treasury stock, at cost (76,656,819 shares in 2013 and
76,945,239 shares in 2012)	5,553,870	5,574,819
Total common shareholders' equity	9,213,076	9,197,089
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	9,307,076	9,291,089

TOTAL LIABILITIES AND EQUITY	$42,792,973	$43,202,502

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

		Common Shareholders' Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2011	$94,000	$2,548	$(5,680,468)	$5,360,682	$9,446,960	$(168,452)	$9,055,270

Consolidated net income (loss) (a)	4,943	-	-	-	(151,683)	-	(146,740)
Other comprehensive income	-	-	-	-	-	202,119	202,119
Common stock issuances related to stock plans	-	-	57,995	(8,426)	-	-	49,569
Common stock dividends declared	-	-	-	-	(147,015)	-	(147,015)
Preferred dividend requirements of subsidiaries (a)	(4,943)	-	-	-	-	-	(4,943)

Balance at March 31, 2012	$94,000	$2,548	$(5,622,473)	$5,352,256	$9,148,262	$33,667	$9,008,260

Balance at December 31, 2012	$94,000	$2,548	$(5,574,819)	$5,357,852	$9,704,591	$(293,083)	$9,291,089

Consolidated net income (a)	5,582	-	-	-	161,400	-	166,982
Other comprehensive loss	-	-	-	-	-	(10,575)	(10,575)
Common stock issuances related to stock plans	-	-	20,949	(7,967)	-	-	12,982
Common stock dividends declared	-	-	-	-	(147,820)	-	(147,820)
Preferred dividend requirements of subsidiaries (a)	(5,582)	-	-	-	-	-	(5,582)

Balance at March 31, 2013	$94,000	$2,548	$(5,553,870)	$5,349,885	$9,718,171	$(303,658)	$9,307,076

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2013 and 2012 include $3.9 million and $3.3 million, respectively, of preferred dividends on subsidiaries' preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

			Increase/
Description	2013	2012	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$751	$670	$81	12
Commercial	523	503	20	4
Industrial	544	489	55	11
Governmental	52	48	4	8
Total retail	1,870	1,710	160	9
Sales for resale	52	39	13	33
Other	27	36	(9)	(25)
Total	$1,949	$1,785	$164	9

Utility Billed Electric Energy
Sales (GWh):
Residential	8,344	7,760	584	8
Commercial	6,421	6,414	7	-
Industrial	9,868	9,958	(90)	(1)
Governmental	584	578	6	1
Total retail	25,217	24,710	507	2
Sales for resale	630	732	(102)	(14)
Total	25,847	25,442	405	2

Entergy Wholesale Commodities:
Operating Revenues	$614	$560	$54	10
Billed Electric Energy Sales (GWh)	10,387	11,281	(894)	(8)

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

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant.  Entergy is still analyzing the incident; the extent of the damage; the cost of assessment, debris removal, and replacing damaged property and equipment; and the schedule for restoring ANO 1 to service, but was able to restart ANO 2 on April 28, 2013.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and expects to incur incremental replacement power costs for ANO 1 power to the extent its outage extends beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage.  Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO.  NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO.  Entergy has responded that it disagrees with NEIL's position and is evaluating its options for enforcing its rights under the policy.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy’s nuclear power plants.

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s non-nuclear property insurance program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.  The following are updates to that information.

Fuel and Purchased Power Cost Recovery

Entergy Louisiana

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC Staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  Two parties have intervened in the proceeding.  A procedural schedule has been established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC Staff report, with this process to be completed by October 4, 2013.  If any open issues remain, a procedural schedule will be established to address those issues.  Entergy Louisiana has recorded provisions for the estimated outcome of this proceeding.

Entergy Texas

In November 2012, Entergy Texas filed a pleading seeking a PUCT finding that special circumstances exist for limited cost recovery of capacity costs associated with two power purchase agreements until such time that these costs are included in base rates or a purchased capacity recovery rider or other recovery mechanism.  In March 2013 the PUCT Staff and intervenors filed a joint motion to dismiss Entergy Texas’s application seeking special circumstances recovery of these capacity costs.  Entergy Texas filed a response and the matter remains pending.

        At the April 11, 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy.  The PUCT subsequently proposed a second draft of the rule that incorporates a pre-approval process as discussed at the meeting.  A final decision is expected by the end of May 2013.  If the PUCT finalizes the rule, Entergy Texas would have the option to recover its capacity costs under the new rider mechanism or could proceed with a full base rate proceeding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Recognizing that the final structure of Entergy Arkansas’s transmission business has not been determined, the filing presents two alternative scenarios for the APSC to establish the appropriate level of rates for Entergy Arkansas.  In the primary scenario, which assumes that Entergy Arkansas will transition to MISO in December 2013, Entergy Arkansas requests a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates.  The alternate scenario, which also assumes completion of the proposed spin-merge of the transmission business with ITC, reflects a $218 million total rate increase request.  Both scenarios propose a new transmission rider and a capacity cost recovery rider.  The filing requests a 10.4% return on common equity.  The APSC established a procedural schedule that includes hearings in the proceeding beginning in October 2013. New rates are expected to become effective by January 2014.

Filings with the LPSC

Retail Rates - Electric

(Entergy Gulf States Louisiana)

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which is above the earnings bandwidth and would indicate a $6.5 million cost of service rate change was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for incremental capacity costs.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86% indicating a $5.7 million cost of service rate decrease is necessary under the formula rate plan.  The revised filing also indicates that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The September 2012 rate change reduced Entergy Gulf States Louisiana’s revenues by approximately $8.7 million in 2012.  Subsequently, in December 2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflects expected retail jurisdictional cost of $16.9 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings, as revised, were approved by the LPSC in February 2013.  In April 2013, Entergy Gulf States Louisiana submitted a revised evaluation report increasing the incremental capacity rider by approximately $7.3 million to reflect the cost of an additional capacity contract.

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Gulf States Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in November 2013, with a decision by the LPSC expected by February 2014.

(Entergy Louisiana)

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan.  In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for incremental capacity costs.  In August 2012, Entergy Louisiana submitted a revised filing that reflects an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicates that an increase of $15.9 million should be reflected in the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The September 2012 rate change contributed approximately $5.3 million to Entergy Louisiana’s revenues in 2012.  Subsequently, in December 2012, Entergy Louisiana submitted a revised evaluation report that reflects two items: 1) a $17 million reduction for the first-year capacity charges for the purchase by Entergy Gulf States Louisiana from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy, and 2) an $88 million increase for the first-year retail revenue requirement associated with the Waterford 3 replacement steam generator project, which was in-service in December 2012.  These rate changes were implemented, subject to refund, effective with the first billing cycle of January 2013.  In April 2013, Entergy Louisiana and the LPSC staff filed a joint report resolving the 2011 test year formula rate plan and recovery related to the Grand Gulf uprate.  This report was approved by the LPSC in April 2013.  With completion of the Waterford 3 replacement steam generator project, the LPSC will undertake a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in December 2013, with a decision by the LPSC expected by February 2014.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2013, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2012.  The filing showed an earned return on common equity of 11.18%, which results in a $43 thousand rate reduction.  In March 2013 the LPSC Staff issued its proposed findings and recommended two adjustments.  The first is to normalize property insurance expense, and the second is to modify the return on equity for gas operations to reflect the return on equity that ultimately is approved by the LPSC in the investigation previously initiated by the LPSC to review the return on equity for Louisiana gas utilities.  Exceptions to the LPSC Staff report were due April 25, 2013, however, the parties have agreed to an extension of time through May 10, 2013 for Entergy Gulf States Louisiana to submit its response to the LPSC Staff’s findings.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In March 2013, Entergy Mississippi submitted its formula rate plan 2012 test year filing.  The filing requests a $36.3 million revenue increase to reset Entergy Mississippi's return on common equity to 10.55%, which is a point within the formula rate plan bandwidth.  The formula rate plan calls for new rates to be implemented in June 2013 (or in July 2013 if any part of the filing is disputed by the Mississippi Public Utilities Staff).  The filing is currently subject to MPSC review.  A scheduling order was filed in April 2013 setting a hearing for July 2, 2013, with a final order to be issued on or before July 15, 2013 and revised rate adjustments to begin billing on July 28, 2013.

Filings with the City Council (Entergy Louisiana)

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council.  Entergy Louisiana is requesting a rate increase of $13 million over three years, including a 10.4% return on common equity and a formula rate plan mechanism identical to its LPSC request.  New rates are currently expected to become effective in second quarter 2014.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceedings regarding the System Agreement.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Rough Production Cost Equalization Rates

2008 Rate Filing Based on Calendar Year 2007 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding.  In March 2013 the LPSC filed a petition for review with the U.S. Court of Appeals for the Fifth Circuit seeking appellate review of the FERC’s earlier orders addressing the ALJ’s initial decision.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding.  In January 2013 the LPSC filed a protest of Entergy’s July 2012 compliance filing submitted in response to the FERC’s May 2012 order.

Interruptible Load Proceeding

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceeding regarding the treatment under the System Agreement of the Utility operating companies’ interruptible loads.  On March 21, 2013, the FERC issued an order denying the LPSC's request for rehearing of the FERC's June 2011 order wherein the FERC concluded it would exercise its discretion and not order refunds in the interruptible load proceeding.  Based on its review of the LPSC’s request for rehearing and the briefs filed as part of the paper hearing established in October 2011, the FERC affirmed its earlier ruling and declined to order refunds under the circumstances of the case.

Storm Cost Recovery Filings with Retail Regulators

Entergy Gulf States Louisiana and Entergy Louisiana

Hurricane Isaac

See Note 2 to the financial statements in the Form 10-K for a discussion of Hurricane Isaac and the damage caused to portions of Entergy’s service area in Louisiana.  In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana withdrew $65 million and $187 million, respectively, from their storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Gulf States Louisiana and Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds, Entergy Gulf States Louisiana is seeking an LPSC determination that $73.8 million in system restoration costs were prudently incurred and Entergy Louisiana is seeking an LPSC determination that $247.7 million in system restoration costs were prudently incurred.  Entergy Gulf States Louisiana and Entergy Louisiana intend to replenish their storm escrow accounts to $90 million and $200 million, respectively, primarily through traditional debt markets and have requested special rate treatment of any borrowings for that purpose.  This filing does not, however, seek to implement any rate change; rather, Entergy Gulf States Louisiana and Entergy Louisiana anticipate filing a supplemental application in May 2013 proposing a specific means to finance system restoration costs.  Entergy Gulf States Louisiana and Entergy Louisiana plan to pursue Louisiana Act 55 financing of the costs, which was the same method they used for Hurricanes Katrina, Rita, Gustav, and Ike.

Texas Power Price Lawsuit

See Note 2 to the financial statements in the Form 10-K for a discussion of the lawsuit filed in August 2003 in the district court of Chambers County, Texas by Texas residents on behalf of a purported class of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  In April 2012 the court entered an order certifying the class.  The defendants have appealed the order to the Texas Court of Appeals – First District.  The appeal is pending, and proceedings in district court are stayed until the appeal is resolved.  Oral arguments before the court of appeals were conducted on April 23, 2013, and the matter awaits that court’s decision.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for a discussion of the Entergy Arkansas opportunity sales proceeding.  As required by the procedural schedule established in the calculation proceeding, Entergy filed its direct testimony that included a proposed illustrative re-run, consistent with the directives in FERC’s order, of intra-system bills for 2003, 2004, and 2006, the three years with the highest volume of opportunity sales.  Entergy’s proposed illustrative re-run of intra-system bills shows that the potential cost for Entergy Arkansas would be up to $12 million for the years 2003, 2004, and 2006, and the potential benefit would be significantly less than that for each of the other Utility operating companies.  Entergy’s proposed illustrative re-run of the intra-system bills also shows an offsetting potential benefit to Entergy Arkansas for the years 2003, 2004, and 2006 resulting from the effects of the FERC’s order on System Agreement Service Schedules MSS-1, MSS-2, and MSS-3, and the potential offsetting cost would be significantly less than that for each of the other Utility operating companies.  Entergy provided to the LPSC an illustrative intra-system bill recalculation as specified by the LPSC for the years 2003, 2004, and 2006, and the LPSC then filed answering testimony in December 2012.  In its testimony the LPSC claims that the damages that should be paid by Entergy Arkansas to the other Utility operating companies’ customers for 2003, 2004, and 2006 are $42 million to Entergy Gulf States, Inc., $7 million to Entergy Louisiana, $23 million to Entergy Mississippi, and $4 million to Entergy New Orleans; and that Entergy Arkansas “shareholders” should pay Entergy Arkansas customers $34 million.  The FERC staff and certain intervenors filed direct and answering testimony in February 2013.  In April 2013, Entergy filed its rebuttal testimony in that proceeding, including a revised illustrative re-run of the intra-system bills for the years 2003, 2004, and 2006.  The revised calculation determines the re-pricing of the opportunity sales based on consideration of moveable resources only and the removal of exchange energy received by Entergy Arkansas, which increases the potential cost for Entergy Arkansas over the three years 2003, 2004, and 2006 by $2.3 million from the potential costs identified in the Utility operating companies’ prior filings in September and October 2012.  A hearing is scheduled for May 2013, and the ALJ’s initial decision on the calculation of the effects is due by August 28, 2013.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2013			2012
	(In Millions, Except Per Share Data)

Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share

Net income attributable to Entergy Corporation	$161.4	178.0	$0.91	$(151.7)	176.9	$(0.86)
Average dilutive effect of:
Stock options		0.1	-		0.5	-
Other equity plans		0.3	(0.01)		-	-

Diluted earnings per share	$161.4	178.4	$0.90	$(151.7)	177.4	$(0.86)

Entergy’s stock options and other equity compensation plans are discussed in Note 5 herein and in Note 12 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Treasury Stock

During the three months ended March 31, 2013, Entergy Corporation issued 288,420 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2013.

Retained Earnings

On April 17, 2013, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on June 3, 2013 to holders of record as of May 9, 2013.

Comprehensive Income

Accumulated other comprehensive loss is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2013 by component:

	Cash flow hedges net unrealized gain	Pension and other postretirement liabilities	Net unrealized investment gains	Foreign currency translation	Total Accumulated Other Comprehensive Loss
	(In Thousands)

Beginning balance, December 31, 2012	$79,905	$(590,712)	$214,547	$3,177	$(293,083)

Other comprehensive income (loss) before reclassifications	(77,561)	-	57,372	(772)	(20,961)
Amounts reclassified from accumulated other comprehensive income (loss)	1,586	9,795	(995)	-	10,386
Net other comprehensive income (loss) for the period	(75,975)	9,795	56,377	(772)	(10,575)

Ending balance, March 31, 2013	$3,930	$(580,917)	$270,924	$2,405	$(303,658)

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended March 31, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)

Beginning balance, December 31, 2012	$(65,229)	$(46,132)

Amounts reclassified from accumulated other comprehensive loss	955	678
Net other comprehensive income for the period	955	678

Ending balance, March 31, 2013	$(64,274)	$(45,454)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy for the three months ended March 31, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Cash flow hedges net unrealized gain
Power contracts	$(2,117)	Competitive business operating revenues
Interest rate swaps	(405)	Miscellaneous - net
Total realized losses on cash flow hedges	(2,522)
	936	Income taxes
Total realized losses on cash flow hedges (net of tax)	$(1,586)

Pension and other postretirement liabilities
Amortization of prior-service costs	2,384	(a)
Amortization of loss	(18,048)	(a)
Total amortization	(15,664)
	5,869	Income taxes
Total amortization (net of tax)	$(9,795)

Net unrealized investment gains
Realized gains (net of tax expense of $956)	$995	Interest and investment income

Total reclassifications for the period (net of tax)	$(10,386)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 6 to the financial statements for additional details.

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended March 31, 2013 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$206	$62	(a)
Amortization of loss	(1,947)	(1,287)	(a)
Total amortization	(1,741)	(1,225)
	786	547	Income taxes
Total amortization (net of tax)	(955)	(678)

Total reclassifications for the period (net of tax)	$(955)	$(678)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 6 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2018.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2013 was 1.98% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2013.

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)

$3,500	$570	$8	$2,922

(a)	The capacity decreases to $3,490 million in March 2017.

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

Entergy Corporation has a commercial paper program with a program limit of up to $1 billion.  As of March 31, 2013, Entergy Corporation had $883.7 million of commercial paper outstanding.  The weighted-average interest rate for the three months ended March 31, 2013 was 0.84%.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2013 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2013

Entergy Arkansas	April 2013	$20 million (b)	1.78%	$-
Entergy Arkansas	March 2018	$150 million (c)	1.70%	$-
Entergy Gulf States Louisiana	March 2018	$150 million (d)	1.70%	$50 million
Entergy Louisiana	March 2018	$200 million (e)	1.70%	$-
Entergy Mississippi	May 2013	$35 million (f)	1.95%	$35 million
Entergy Mississippi	May 2013	$25 million (f)	1.95%	$25 million
Entergy Mississippi	May 2013	$10 million (f)	1.95%	$10 million
Entergy New Orleans	November 2013	$25 million (g)	1.68%	$25 million
Entergy Texas	March 2018	$150 million (h)	1.95%	$-

(a)	The interest rate is the rate as of March 31, 2013 that would most likely apply to outstanding borrowings under the facility.
(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.  The credit facility expired in April 2013.  Entergy Arkansas plans to renew the credit facility.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of March 31, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Arkansas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of March 31, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of March 31, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.  Entergy Mississippi is required to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Prior to expiration on May 31, 2013, Entergy Mississippi expects to renew all of its credit facilities.

(g)	The credit facility requires Entergy New Orleans to maintain a debt ratio of 65% or less of its total capitalization.
(h)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of March 31, 2013, no letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2013.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2013 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	$-
Entergy Gulf States Louisiana	$200	$59
Entergy Louisiana	$250	$-
Entergy Mississippi	$175	$74
Entergy New Orleans	$100	$25
Entergy Texas	$200	$-
System Energy	$200	$-

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of March 31, 2013:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2013
	(Dollars in Millions)

Entergy Arkansas VIE	July 2013	$85	2.28%	$21.4
Entergy Gulf States Louisiana VIE	July 2013	$85	n/a	$-
Entergy Louisiana VIE	July 2013	$90	2.32%	$54.4
System Energy VIE	July 2013	$100	2.32%	$20.2

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy.  The nuclear fuel company variable interest entity for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

Amounts outstanding on the Entergy Gulf States Louisiana nuclear fuel company variable interest entity’s credit facility, if any, are included in long-term debt on its balance sheet and commercial paper outstanding for the other nuclear fuel company variable interest entities is classified as a current liability on the respective balance sheets.  The commitment fees on the credit facilities are 0.20% of the undrawn commitment amount.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of March 31, 2013 as follows:

Company	Description	Amount

Entergy Arkansas VIE	9% Series H due June 2013	$30 million
Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Gulf States Louisiana VIE	5.56% Series N due May 2013	$75 million
Entergy Gulf States Louisiana VIE	3.25% Series Q due July 2017	$75 million
Entergy Gulf States Louisiana VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
Entergy Louisiana VIE	3.25% Series G due July 2017	$25 million
System Energy VIE	6.29% Series F due September 2013	$70 million
System Energy VIE	5.33% Series G due April 2015	$60 million
System Energy VIE	4.02% Series H due February 2017	$50 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Redemptions

(Entergy Arkansas)

In January 2013, Entergy Arkansas arranged for the issuance by (i) Independence County, Arkansas of $45 million of 2.375% Pollution Control Revenue Refinancing Bonds (Entergy Arkansas, Inc. Project) Series 2013 due January 2021, and (ii) Jefferson County, Arkansas of $54.7 million of 1.55% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due October 2017, each of which series is secured by a separate series of non-interest bearing first mortgage bonds of Entergy Arkansas.  The proceeds of these issuances were applied to the refunding of outstanding series of pollution control revenue bonds previously issued by the respective issuers.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy Mississippi)

           In February 2013, Entergy Mississippi redeemed, at maturity, its $100 million 5.15% Series first mortgage bonds.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2013 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,359,756	$12,866,746
Entergy Arkansas	$2,123,945	$2,020,198
Entergy Gulf States Louisiana	$1,637,489	$1,805,683
Entergy Louisiana	$2,813,918	$2,913,342
Entergy Mississippi	$1,139,556	$1,211,692
Entergy New Orleans	$221,302	$225,865
Entergy Texas	$1,595,957	$1,833,724
System Energy	$742,926	$667,758

(a)
The values exclude lease obligations of $151 million at Entergy Louisiana and $98 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $110 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2012 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)

Entergy	$12,638,834	$12,849,330
Entergy Arkansas	$2,123,895	$1,876,335
Entergy Gulf States Louisiana	$1,517,429	$1,668,819
Entergy Louisiana	$2,826,095	$2,921,322
Entergy Mississippi	$1,169,519	$1,230,714
Entergy New Orleans	$196,300	$200,725
Entergy Texas	$1,617,813	$1,885,672
System Energy	$783,799	$664,670

(a)
The values exclude lease obligations of $163 million at Entergy Louisiana and $139 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $110 million at Entergy, and include debt due within one year.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Stock Options

Entergy granted 600,700 stock options during the first quarter 2013 with a weighted-average fair value of $8.00 per option.  At March 31, 2013, there are 9,757,536 stock options outstanding with a weighted-average exercise price of $79.66.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2013.  Because Entergy’s stock price at March 31, 2013 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of March 31, 2013 is zero.  The intrinsic value of “in the money” stock options is $4 million as of March 31, 2013.

The following table includes financial information for stock options for the first quarters of 2013 and 2012:

	2013	2012
	(In Millions)

Compensation expense included in Entergy’s net income	$1.3	$2.1
Tax benefit recognized in Entergy’s net income	$0.5	$0.8
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.4

Other Equity Plans

In January 2013 the Board approved and Entergy granted 361,700 restricted stock awards and 201,474 long-term incentive awards under the 2011 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 31, 2013 and were valued at $64.60 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  The long-term incentive awards are granted in the form of performance units, which are equal to the cash value of shares of Entergy Corporation at the end of the performance period, which is the last day of the year.  The performance units were made effective as of January 31, 2013 and were valued at $65.36 per share.  Entergy considers various factors, primarily market conditions, in determining the value of the performance units.  Shares of the restricted stock awards have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period.  Shares of the performance units have the same dividend rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period.

The following table includes financial information for other equity plans for the first quarters of 2013 and 2012:

	2013	2012
	(In Millions)

Compensation expense included in Entergy’s net income	$5.9	$2.9
Tax benefit recognized in Entergy’s net income	$2.3	$1.1
Compensation cost capitalized as part of fixed assets and inventory	$0.7	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the first quarters of 2013 and 2012, included the following components:

	2013	2012
	(In Thousands)

Service cost - benefits earned during the period	$44,051	$37,691
Interest cost on projected benefit obligation	65,266	65,232
Expected return on assets	(81,748)	(79,356)
Amortization of prior service cost	567	683
Amortization of loss	54,951	41,820
Net pension costs	$83,087	$66,070

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for the first quarters of 2013 and 2012, included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,371	$3,599	$4,334	$1,842	$832	$1,637	$1,836
Interest cost on projected
benefit obligation	13,550	6,657	8,644	3,930	1,849	4,055	3,016
Expected return on assets	(16,717)	(8,734)	(10,454)	(5,279)	(2,270)	(5,566)	(4,299)
Amortization of prior service
cost	6	2	21	2	-	2	3
Amortization of loss	12,544	5,933	8,727	3,344	2,011	3,373	2,429
Net pension cost	$15,754	$7,457	$11,272	$3,839	$2,422	$3,501	$2,985

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,542	$3,068	$3,669	$1,602	$706	$1,421	$1,480
Interest cost on projected
benefit obligation	13,922	6,420	8,800	4,070	1,902	4,206	3,247
Expected return on assets	(16,441)	(8,593)	(10,209)	(5,236)	(2,215)	(5,581)	(4,109)
Amortization of prior service
cost	50	5	52	7	2	4	3
Amortization of loss	10,193	4,043	7,050	2,633	1,719	2,544	2,251
Net pension cost	$13,266	$4,943	$9,362	$3,076	$2,114	$2,594	$2,872

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy recognized $5.5 million and $5.1 million in pension cost for its non-qualified pension plans in the first quarters of 2013 and 2012, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the first quarters of 2013 and 2012:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost first quarter 2013	$103	$38	$3	$47	$23	$149
Non-qualified pension cost first quarter 2012	$107	$39	$3	$46	$19	$163

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the first quarters of 2013 and 2012, included the following components:

	2013	2012
	(In Thousands)

Service cost - benefits earned during the period	$18,917	$17,221
Interest cost on accumulated postretirement benefit obligation (APBO)	19,766	20,640
Expected return on assets	(9,950)	(8,626)
Amortization of transition obligation	-	794
Amortization of prior service cost	(3,334)	(4,541)
Amortization of loss	11,304	9,113
Net other postretirement benefit cost	$36,703	$34,601

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for the first quarters of 2013 and 2012, included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,414	$2,001	$2,172	$819	$447	$950	$907
Interest cost on APBO	3,360	2,226	2,349	1,074	785	1,515	729
Expected return on assets	(4,149)	-	-	(1,317)	(1,014)	(2,321)	(825)
Amortization of prior service
cost	(133)	(206)	(62)	(35)	10	(107)	(16)
Amortization of loss	2,041	1,174	1,287	662	396	976	479
Net other postretirement
benefit cost	$3,533	$5,195	$5,746	$1,203	$624	$1,013	$1,274

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,272	$1,880	$1,949	$773	$422	$913	$823
Interest cost on APBO	3,613	2,398	2,445	1,179	856	1,663	757
Expected return on assets	(3,507)	-	-	(1,130)	(928)	(2,104)	(650)
Amortization of transition
obligation	205	60	96	88	297	47	2
Amortization of prior service
cost	(133)	(206)	(62)	(35)	10	(107)	(16)
Amortization of loss	2,077	1,184	1,090	730	390	1,079	493
Net other postretirement
benefit cost	$4,527	$5,316	$5,518	$1,605	$1,047	$1,491	$1,409

Reclassification out of Accumulated Other Comprehensive Income

For the first quarter of 2013, Entergy’s and the Registrant Subsidiaries’ reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized):

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	$(502)	$3,007	$(121)	$2,384
Amortization of loss	(11,845)	(5,486)	(717)	(18,048)
	$(12,347)	$(2,479)	$(838)	$(15,664)

Entergy Gulf States Louisiana
Amortization of prior service cost	$-	$206	$-	$206
Amortization of loss	(771)	(1,174)	(2)	$(1,947)
	$(771)	$(968)	$(2)	$(1,741)
Entergy Louisiana
Amortization of prior service cost	$-	$62	$-	$62
Amortization of loss	-	(1,287)	-	(1,287)
	$-	$(1,225)	$-	$(1,225)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $163.4 million to its qualified pension plans in 2013.  As of March 31, 2013, Entergy had contributed $3.6 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2013:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2013 pension contributions	$35,382	$11,550	$21,151	$8,152	$4,175	$6,880	$8,304
Pension contributions made through March 2013	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Remaining estimated pension contributions to be made in 2013	$35,382	$11,550	$21,151	$8,152	$4,175	$6,880	$8,304

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of March 31, 2013 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity, including the earnings on the proceeds of sales of previously-owned businesses.

In the fourth quarter 2012, Entergy moved two subsidiaries from All Other to the Entergy Wholesale Commodities segment to improve the alignment of certain intercompany items and income tax activity.  The 2012 information in the table below has been restated to reflect the change.

Entergy’s segment financial information for the first quarters of 2013 and 2012 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2013
Operating revenues	$2,003,441	$613,733	$1,000	$(9,300)	$2,608,874
Income taxes	$71,075	$56,936	$(11,475)	$-	$116,536
Consolidated net income (loss)	$127,835	$82,114	$(16,572)	$(26,395)	$166,982

2012
Operating revenues	$1,831,640	$560,251	$959	$(9,191)	$2,383,659
Income taxes	$99,707	$(92,141)	$(7,728)	$-	$(162)
Consolidated net income (loss)	$67,212	$(175,949)	$(10,968)	$(27,035)	$(146,740)

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

Entergy manages a portion of these risks using derivative instruments, some of which are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sale transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity swaps and options, and interest rate swaps.  Entergy will occasionally enter into financially settled swap and option contracts to manage market risk under certain hedging transactions which may or may not be designated as hedging instruments. Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Derivatives

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2013 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$46	($26)	$20	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$36	($14)	$22	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$30	($20)	$10	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$25	($16)	$9	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$58	($25)	$33	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$15	($10)	$5	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$24	($-)	$24	Utility

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$36	($31)	$5	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$11	($7)	$4	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2012 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$123	($-)	$123	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$46	($10)	$36	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$18	($11)	$7	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$22	($-)	$22	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$24	($14)	$10	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$19	($13)	$6	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$8	($-)	$8	Utility

(a)	Represents the gross amounts of recognized assets/liabilities
(b)	Represents the netting of fair value balances with the same counterparty
(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets
(d)	Excludes cash collateral in the amounts of $12 million and $56 million held as of March 31, 2013 and December 31, 2012, respectively

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2013 and 2012 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from AOCI into income

2013
Electricity swaps and options	($120) million	Competitive businesses operating revenues	($2) million

2012
Electricity swaps and options	$291 million	Competitive businesses operating revenues	$71 million

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Unrealized gains or losses recorded in other comprehensive income result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  Gains (losses) totaling approximately ($2) million and $71 million were realized on the maturity of cash flow hedges, before taxes (benefit) of ($1) million and $25 million, for the three months ended March 31, 2013 and 2012, respectively.  The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended March 31, 2013 and March 31, 2012 was ($1.3) million and $0.2 million, respectively. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues.

Based on market prices as of March 31, 2013, unrealized gains (losses) recorded in AOCI on cash flow hedges relating to power sales totaled $15 million of net unrealized gains.  Approximately $5 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at March 31, 2013 is approximately 1.75 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 84% for the remaining three quarters of 2013, of which approximately 51% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of March 31, 2013, hedge contracts with six counterparties were in a liability position (approximately $25 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required. As of March 31, 2012, there were no hedge contracts with counterparties in a liability position.  If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive income prior to de-designation continue to be deferred in other comprehensive income until they are included in income as the original hedged transaction settles. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Natural gas over-the-counter swaps that financially settle against NYMEX futures are used to manage fuel price volatility for the Utility’s Louisiana and Mississippi customers.  All benefits or costs of the program are recorded in fuel costs.  The total volume of natural gas swaps outstanding as of March 31, 2013 is 60,540,000 MMBtu for Entergy, 18,270,000 MMBtu for Entergy Gulf States Louisiana, 25,140,000 MMBtu for Entergy Louisiana, and 17,130,000 MMBtu for Entergy Mississippi.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2013 and 2012 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2013
Natural gas swaps	-	Fuel, fuel-related expenses, and gas purchased for resale	($20) million
Electricity swaps and options de-designated as hedged items	$1 million	Competitive businesses operating revenues	($1) million

2012
Natural gas swaps	-	Fuel, fuel-related expenses, and gas purchased for resale	($51) million
Electricity swaps and options de-designated as hedged items	$3 million	Competitive businesses operating revenues	($2) million

Due to regulatory treatment, the natural gas swaps are marked to market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2013 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Assets:
Natural gas swaps	Gas hedge contracts	$7.5 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$10.0 million	Entergy Louisiana
Natural gas swaps	Gas hedge contracts	$6.6 million	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2012 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

Liabilities:
Natural gas swaps	Gas hedge contracts	$2.6 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.2 million	Entergy Mississippi

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their statements of income for the three months ended March 31, 2013 and 2012 are as follows:

Instrument	Statement of Income Location	Amount of loss recorded in income	Registrant

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.2) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($8.3) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.4) million	Entergy Mississippi
2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($15.0) million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($20.7) million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($13.4) million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5) million	Entergy New Orleans

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments other than those instruments held by the Entergy Wholesale Commodities business are reflected in future rates and therefore do not accrue to the benefit or detriment of shareholders.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs.  The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas hedge contracts. See Note 1 to the financial statements in the Form 10-K for a discussion of cash and cash equivalents.

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

Level 2 consists primarily of individually-owned debt instruments or shares in common trusts.  Common trust funds are stated at estimated fair value based on the fair market value of the underlying investments.

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management’s best estimate of fair value for the asset or liability.  Level 3 consists primarily of derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group and sent to the Entergy Wholesale Commodities Back Office and Entergy Nuclear Finance groups for evaluation.  The primary functions of the Entergy Wholesale Commodities Risk Control Group include: gathering, validating and reporting market data, providing market and credit risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market and credit risks, implementing and maintaining controls around changes to market data in the energy trading and risk management system, reviewing creditworthiness of counterparties, supporting contract negotiations with new counterparties, administering credit support for contracts, and managing the daily margining process.  The primary functions of the Entergy Wholesale Commodities Back Office are managing the energy trading and risk management system, forecasting revenues, forward positions and analysis, performing contract administration, market and counterparty settlements and revenue reporting and analysis along with maintaining related controls for Entergy Wholesale Commodities.  Both Entergy Wholesale Commodities Risk Control and Entergy Wholesale Commodities Back Office report to the Entergy Wholesale Commodities VP, Finance & Risk Group.  Entergy Nuclear Finance is primarily responsible for the financial planning of Entergy’s utility and non-utility nuclear businesses and has a significant role in accounting for the activities and transactions of the associated companies.  The VP, Chief Financial Officer – Nuclear Operations within Entergy Nuclear Finance reports to the Chief Accounting Officer.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The amounts reflected as the fair values of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation  include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and US Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.  As of March 31, 2013, Entergy had in-the-money derivative contracts with a fair value of $77 million with counterparties or their guarantor who are all currently investment grade.  $25 million of the derivative contracts as of March 31, 2013 are out-of-the-money contracts supported by corporate guarantees, which would require additional cash or letters of credit in the event of a decrease in Entergy Corporation’s credit rating to below investment grade.

On a daily basis, Entergy Wholesale Commodities calculates the mark-to-market for all derivative transactions.  Entergy Wholesale Commodities Risk Control Group also validates forward market prices by comparing them to other sources of forward market prices and/or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices and/or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available, and using multiple sources of market implied volatilities.  Moreover, on at least a monthly basis the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit, liquidity, and financial metrics impacts are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$197	$-	$-	$197
Decommissioning trust funds (a):
Equity securities	386	2,319	-	2,705
Debt securities	745	1,003	-	1,748
Power contracts	-	-	80	80
Gas hedge contracts	24	-	-	24
Securitization recovery trust account	44	-	-	44
Escrow accounts	138	-	-	138
	$1,534	$3,322	$80	$4,936

Liabilities:
Power contracts	$-	$-	$28	$28

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$420	$-	$-	$420
Decommissioning trust funds (a):
Equity securities	358	2,101	-	2,459
Debt securities	769	962	-	1,731
Power contracts	-	-	191	191
Securitization recovery trust account	46	-	-	46
Escrow accounts	386	-	-	386
	$1,979	$3,063	$191	$5,233

Liabilities:
Power contracts	$-	$-	$13	$13
Gas hedge contracts	8	-	-	8
	$8	$-	$13	$21

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2013 and 2012:

	2013	2012
	(In Millions)

Balance as of January 1,	$178	$312

Unrealized gains (losses) from price changes	(115)	286
Unrealized gains on originations	1	1
Realized losses included in earnings	(14)	-
Realized (gains) losses on settlements	2	(71)

Balance as of March 31,	$52	$528

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy, and the valuation techniques and significant unobservable inputs to each which cause that classification, as of March 31, 2013:

Transaction Type	Fair Value as of March 31, 2013	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value

Electricity swaps	$12 million	Unit contingent discount	+/-3%	$1 million
Electricity options	$40 million	Implied volatility	+/-9%	$27 million

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$12.4	$-	$-	$12.4
Decommissioning trust funds (a):
Equity securities	2.8	417.0	-	419.8
Debt securities	70.3	153.1	-	223.4
Securitization recovery trust account	7.9	-	-	7.9
Escrow accounts	38.0	-	-	38.0
	$131.4	$570.1	$-	$701.5

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.9	$-	$-	$24.9
Decommissioning trust funds (a):
Equity securities	9.5	374.5	-	384.0
Debt securities	94.3	122.3	-	216.6
Securitization recovery trust account	4.4	-	-	4.4
Escrow accounts	38.0	-	-	38.0
	$171.1	$496.8	$-	$667.9

Entergy Gulf States Louisiana

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.8	$-	$-	$0.8
Decommissioning trust funds (a):
Equity securities	5.0	315.2	-	320.2
Debt securities	53.0	138.5	-	191.5
Gas hedge contracts	7.5	-	-	7.5
Escrow accounts	21.5	-	-	21.5
	$87.8	$453.7	$-	$541.5

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.6	$-	$-	$0.6
Decommissioning trust funds (a):
Equity securities	5.5	283.0	-	288.5
Debt securities	49.5	139.4	-	188.9
Escrow accounts	87.0	-	-	87.0
	$142.6	$422.4	$-	$565.0

Liabilities:
Gas hedge contracts	$2.6	$-	$-	$2.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.6	$-	$-	$9.6
Decommissioning trust funds (a):
Equity securities	2.9	193.2	-	196.1
Debt securities	52.2	60.2	-	112.4
Securitization recovery trust account	9.7	-	-	9.7
Gas hedge contracts	10.0	-	-	10.0
	$84.4	$253.4	$-	$337.8

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$29.3	$-	$-	$29.3
Decommissioning trust funds (a):
Equity securities	2.0	173.5	-	175.5
Debt securities	52.6	59.3	-	111.9
Securitization recovery trust account	4.4	-	-	4.4
Escrow accounts	187.0	-	-	187.0
	$275.3	$232.8	$-	$508.1

Liabilities:
Gas hedge contracts	$3.4	$-	$-	$3.4

Entergy Mississippi

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Gas hedge contracts	$6.6	$-	$-	$6.6
Escrow accounts	61.8	-	-	61.8
	$68.4	$-	$-	$68.4

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$52.4	$-	$-	$52.4
Escrow accounts	61.8	-	-	61.8
	$114.2	$-	$-	$114.2

Liabilities:
Gas hedge contracts	$2.2	$-	$-	$2.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.3	$-	$-	$4.3
Escrow accounts	12.8	-	-	12.8
	$17.1	$-	$-	$17.1

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.1	$-	$-	$9.1
Escrow accounts	10.6	-	-	10.6
	$19.7	$-	$-	$19.7

Entergy Texas

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$26.9	$-	$-	$26.9

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$59.7	$-	$-	$59.7
Securitization recovery trust account	37.3	-	-	37.3
	$97.0	$-	$-	$97.0

System Energy

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$15.4	$-	$-	$15.4
Decommissioning trust funds (a):
Equity securities	2.6	315.5	-	318.1
Debt securities	144.5	65.6	-	210.1
	$162.5	$381.1	$-	$543.6

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$83.5	$-	$-	$83.5
Decommissioning trust funds (a):
Equity securities	1.6	282.0	-	283.6
Debt securities	141.1	65.9	-	207.0
	$226.2	$347.9	$-	$574.1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick).  The funds are invested primarily in equity securities, fixed-rate fixed-income securities, and cash and cash equivalents.

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

The securities held as of March 31, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)

2013
Equity Securities	$2,705	$897	$-
Debt Securities	1,748	102	5
Total	$4,453	$999	$5

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)

2012
Equity Securities	$2,459	$662	$1
Debt Securities	1,731	116	5
Total	$4,190	$778	$6

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $265 million and $211 million as of March 31, 2013 and December 31, 2012, respectively.  The amortized cost of debt securities was $1,654 million as of March 31, 2013 and $1,637 million as of December 31, 2012.  As of March 31, 2013, the debt securities have an average coupon rate of approximately 3.71%, an average duration of approximately 5.27 years, and an average maturity of approximately 8.08 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$3	$-	$223	$2
More than 12 months	-	-	36	3
Total	$3	$-	$259	$5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$37	$1	$175	$1
More than 12 months	20	-	48	4
Total	$57	$1	$223	$5

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)
less than 1 year	$71	$53
1 year - 5 years	692	681
5 years - 10 years	558	562
10 years - 15 years	161	164
15 years - 20 years	69	61
20 years+	197	210
Total	$1,748	$1,731

During the three months ended March 31, 2013 and 2012, proceeds from the dispositions of securities amounted to $398 million and $536 million, respectively.  During the three months ended March 31, 2013 and 2012, gross gains of $6 million and $12 million, respectively, and gross losses of $2 million and $2 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$419.8	$156.1	$-
Debt Securities	223.4	12.2	0.5
Total	$643.2	$168.3	$0.5

2012
Equity Securities	$384.0	$116.1	$-
Debt Securities	216.6	14.5	0.2
Total	$600.6	$130.6	$0.2

The amortized cost of debt securities was $211.7 million as of March 31, 2013 and $202.3 million as of December 31, 2012.  As of March 31, 2013, the debt securities have an average coupon rate of approximately 3.12%, an average duration of approximately 5.06 years, and an average maturity of approximately 5.77 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$35.5	$0.4
More than 12 months	-	-	2.0	0.1
Total	$-	$-	$37.5	$0.5

           The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.2	$-	$24.4	$0.2
More than 12 months	-	-	1.0	-
Total	$0.2	$-	$25.4	$0.2

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$5.3	$8.8
1 year - 5 years	115.2	98.6
5 years - 10 years	90.3	93.1
10 years - 15 years	4.0	5.1
15 years - 20 years	1.0	-
20 years+	7.6	11.0
Total	$223.4	$216.6

During the three months ended March 31, 2013 and 2012, proceeds from the dispositions of securities amounted to $56.1 million and $54.7 million, respectively.  During the three months ended March 31, 2013 and 2012, gross gains of $1.4 million and $2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings. During the three months ended March 31, 2013 gross losses of $0.1 million were reclassified out of other regulatory liabilities/assets into earnings. During the three months ended March 31, 2012, gross losses were insignificant.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$320.2	$99.3	$-
Debt Securities	191.5	14.0	0.3
Total	$511.7	$113.3	$0.3

2012
Equity Securities	$288.5	$69.8	$-
Debt Securities	188.9	15.8	0.1
Total	$477.4	$85.6	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $175.2 million as of March 31, 2013 and $174.1 million as of December 31, 2012.  As of March 31, 2013, the debt securities have an average coupon rate of approximately 4.60%, an average duration of approximately 5.47 years, and an average maturity of approximately 8.36 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$18.4	$0.3
More than 12 months	-	-	-	-
Total	$-	$-	$18.4	$0.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$1.2	$-	$9.1	$0.1
More than 12 months	1.0	-	-	-
Total	$2.2	$-	$9.1	$0.1

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$6.8	$8.0
1 year - 5 years	40.9	43.5
5 years - 10 years	64.8	63.5
10 years - 15 years	58.0	55.8
15 years - 20 years	9.5	8.5
20 years+	11.5	9.6
Total	$191.5	$188.9

During the three months ended March 31, 2013 and 2012, proceeds from the dispositions of securities amounted to $23.3 million and $38.1 million, respectively.  During the three months ended March 31, 2013 and 2012, gross gains of $1.1 million and $1.5 million, respectively, and gross losses of $1.7 thousand and $5.5 thousand, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$196.1	$67.3	$-
Debt Securities	112.4	8.5	0.2
Total	$308.5	$75.8	$0.2

2012
Equity Securities	$175.5	$48.9	$0.1
Debt Securities	111.9	9.4	0.1
Total	$287.4	$58.3	$0.2

The amortized cost of debt securities was $104.5 million as of March 31, 2013 and $102.6 million as of December 31, 2012.  As of March 31, 2013, the debt securities have an average coupon rate of approximately 3.57%, an average duration of approximately 5.21 years, and an average maturity of approximately 9.18 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$9.5	$0.1
More than 12 months	-	-	0.5	0.1
Total	$-	$-	$10.0	$0.2

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$0.7	$-	$3.4	$-
More than 12 months	5.6	0.1	0.5	0.1
Total	$6.3	$0.1	$3.9	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

 The fair value of debt securities, summarized by contractual maturities, as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$10.9	$1.9
1 year - 5 years	34.8	42.3
5 years - 10 years	25.7	24.9
10 years - 15 years	17.4	18.8
15 years - 20 years	2.3	1.7
20 years+	21.3	22.3
Total	$112.4	$111.9

During the three months ended March 31, 2013 and 2012, proceeds from the dispositions of securities amounted to $3.6 million and $6.8 million, respectively.  During the three months ended March 31, 2013 and 2012, gross gains of $0.04 million and $0.03 million, respectively, and gross losses of $0.01 million and $2.8 thousand, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2013 and December 31, 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$318.1	$93.4	$-
Debt Securities	210.1	8.4	0.1
Total	$528.2	$101.8	$0.1

2012
Equity Securities	$283.6	$63.6	$0.2
Debt Securities	207.0	9.3	0.1
Total	$490.6	$72.9	$0.3

The amortized cost of debt securities was $203.3 million as of March 31, 2013 and $197.8 million as of December 31, 2012.  As of March 31, 2013, the debt securities have an average coupon rate of approximately 2.75%, an average duration of approximately 4.59 years, and an average maturity of approximately 6.21 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$-	$-	$17.0	$0.1
More than 12 months	-	-	-	-
Total	$-	$-	$17.0	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

Less than 12 months	$1.4	$-	$15.5	$0.1
More than 12 months	13.0	0.2	-	-
Total	$14.4	$0.2	$15.5	$0.1

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012
	(In Millions)

less than 1 year	$6.5	$1.3
1 year - 5 years	119.5	128.7
5 years - 10 years	62.7	53.9
10 years - 15 years	2.4	2.3
15 years - 20 years	1.7	1.4
20 years+	17.3	19.4
Total	$210.1	$207.0

During the three months ended March 31, 2013 and 2012, proceeds from the dispositions of securities amounted to $25.6 million and $125.4 million, respectively.  During the three months ended March 31, 2013 and 2012, gross gains of $0.02 million and $1.2 million, respectively, and gross losses of $0.07 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not

Entergy Corporation and Subsidiaries
Notes to Financial Statements

expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2013 and 2012.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three months ended March 31, 2013 and 2012, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Income Tax Litigation, Income Tax Audits, and Other Tax Matters in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy.  As discussed in the Form 10-K, oral argument in PPL’s U.K. Windfall Tax case at the U.S. Supreme Court was heard in February 2013, and the U.S. Supreme Court’s decision is pending.  Also, in March 2013, Entergy Louisiana distributed to its parent, Entergy Louisiana Holdings, Inc., Louisiana income tax credits of $20.6 million which resulted in a decrease in Entergy Louisiana’s member’s equity account.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2013 are $161.9 million for Entergy, $12 million for Entergy Arkansas, $27.1 million for Entergy Gulf States Louisiana, $54.1 million for Entergy Louisiana, $1.7 million for Entergy Mississippi, $1.6 million for Entergy New Orleans, $3.6 million for Entergy Texas, and $6 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2012 are $267 million for Entergy, $56.3 million for Entergy Arkansas, $9.7 million for Entergy Gulf States Louisiana, $110.4 million for Entergy Louisiana, $4.8 million for Entergy Mississippi, $1.9 million for Entergy New Orleans, $8.6 million for Entergy Texas, and $13.5 million for System Energy.

Impairment of Long-Lived Assets

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K for a discussion of the periodic reviews that Entergy performs whenever events or changes in circumstances indicate that the recoverability of long-lived assets is uncertain.  Following is an update to that discussion regarding the Vermont Yankee nuclear power plant.

As discussed in the Form 10-K, the New England Coalition in December 2012 filed a complaint in the Vermont Supreme Court seeking an order to shut down Vermont Yankee while its Certificate of Public Good application is pending, and Entergy moved to dismiss that complaint.  On March 25, 2013, the Vermont Supreme Court granted Entergy’s motion and dismissed the complaint.  As also discussed in the 10-K, Entergy appealed a January 2013 order of the VPSB that made ripe for appeal two earlier orders in which

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the VPSB had found that the state’s timely renewal law, 3 V.S.A. § 814(b), did not apply to certain conditions in the orders issued by the VPSB in 2002 and 2006 precluding Vermont Yankee’s operation after March 21, 2012.  Entergy filed its appeal brief on March 28, 2013 and briefing will continue into June 2013.  The remaining schedule for that appeal has not yet been determined.  Additionally, as discussed in the 10-K, in February 2013, the VPSB issued a notice allowing comments to be filed regarding Vermont Yankee’s petition for a Certificate of Public Good to install a diesel generator to enable it to comply with the NRC’s station blackout requirements.  The VPSB has since invited further comments and other submissions, and has issued a scheduling order that allows the assigned hearing officer to issue a proposal for decision in the second half of May 2013.  Because Vermont Yankee must commence installation of the generator by mid-June 2013 in order to be confident that it will be operational by September 1, 2013, the date by which it will be needed to meet the NRC’s station blackout requirements, on April 25, 2013, Entergy as a precaution filed a complaint in the United States District Court for the District of Vermont seeking a determination that federal law preempts Vermont from enforcing any state law that would prevent Vermont Yankee from installing the generator to comply with the NRC’s requirements, as well as preliminary and permanent injunctive relief against such enforcement.

Impairment of Vermont Yankee in First Quarter 2012

See the Form 10-K for a discussion of the impairment charge recorded for the Vermont Yankee plant in the first quarter 2012.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facility and commercial paper borrowings and long-term debt.

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $18.5 million and $26.8 million in the three months ended March 31, 2013 and 2012, respectively.  System Energy made payments on its lease, including interest, of $46.8 million and $48.1 million in the three months ended March 31, 2013 and 2012, respectively.

NOTE 13.  ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations.  Following is an update to that discussion.

 In the first quarter of 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study.  The revised estimate resulted in a $46.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.
__________________________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented.  The business of the Registrant Subsidiaries is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter.  The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2013, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Net income increased slightly, by $0.8 million, primarily due to higher net revenue, substantially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher taxes other than income taxes, and higher interest expense.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2013 to the first quarter 2012.

Amount
(In Millions)

2012 net revenue	$262.8
Retail electric price	16.8
Volume/weather	5.1
Net wholesale revenue	3.2
Other	1.0
2013 net revenue	$288.9

The retail electric price variance is primarily due to:

•
an increase in the capacity acquisition rider, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition.  The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes; and

•
an increase in the energy efficiency rider, as approved by the APSC, effective July 2012.  Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income.

The volume/weather variance is primarily due to the effect of more favorable weather, primarily on residential sales, in the first quarter 2013 as compared to the same period in prior year.

The net wholesale revenue variance is primarily due to higher margins on co-owner contracts.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $29.5 million in gross wholesale revenues primarily due to increased sales to affiliated customers;
•
an increase of $10.6 million in rider revenues related to higher System Agreement production cost equalization payments.  These revenues are offset in deferred fuel expenses.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the FERC orders in the System Agreement production cost equalization proceedings;

•	an increase of $10 million primarily due to the increase in the capacity acquisition rider, as discussed above;
•	an increase of $5.9 million in rider revenues due to an increase in the energy efficiency rider effective July 2012, as discussed above; and
•	the increase related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in gas-fired generation as a result of the Hot Spring plant acquisition, an increase in the average market price of purchased power, and higher System Agreement production cost equalization payments, as discussed above.  The increase was partially offset by a decrease in the recovery from customers of deferred fuel costs.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.9 million in fossil-fueled generation expenses primarily due to higher plant outage costs in 2013 and the addition of the Hot Spring plant in November 2012;
•	an increase of $5.3 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have no effect on net income;
•
an increase of $3.4 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	an increase of $2.6 million in nuclear generation expenses primarily due to higher nuclear labor costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher assessments and an expiring exemption and an increase in local franchise taxes resulting from higher residential and commercial revenues compared to the same period in prior year.  Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Depreciation and amortization expenses increased primarily due to the acquisition of the Hot Spring plant in November 2012.

Interest expense increased primarily due to the issuance of $200 million of 4.9% Series first mortgage bonds in December 2012.

Income Taxes

The effective income tax rate for the first quarter 2013 was 48.1%.  The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% is due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The effective income tax rate for the first quarter 2012 was 45.9%.  The difference in the effective income tax rate for the first quarter 2012 versus the federal statutory rate of 35% was due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant.  Entergy is still analyzing the incident; the extent of the damage; the cost of assessment, debris removal, and replacing damaged property and equipment; and the schedule for restoring ANO 1 to service, but was able to restart ANO 2 on April 28, 2013.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and expects to incur incremental replacement power costs for ANO 1 power to the extent its outage extends beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage.  Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO.  NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO.  Entergy has responded that it disagrees with NEIL's position and is evaluating its options for enforcing its rights under the policy.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$34,533	$22,599

Cash flow provided by (used in):
Operating activities	173,391	11,046
Investing activities	(159,889)	(53,146)
Financing activities	(33,113)	25,184
Net decrease in cash and cash equivalents	(19,611)	(16,916)

Cash and cash equivalents at end of period	$14,922	$5,683

Operating Activities

           Net cash flow provided by operating activities increased $162.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the $156 million System Agreement bandwidth remedy payment made in January 2012 as a result of the payment required to implement the FERC’s remedy for the period June – December 2005 and $9.1 million in pension contributions in 2012, partially offset by $18 million in storm restoration spending in 2013 resulting from the December 2012 Winter storm which caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles, and other facilities and income tax payments of $4.1 million in 2013 compared to income tax refunds of $10.6 million in 2012.  See Note 2 to the

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

financial statements in the Form 10-K for a discussion of the System Agreement bandwidth remedy payment.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $106.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to:

•	money pool activity;
•	an increase of $37.3 million in distribution expenditures due to the December 2012 Winter storm;
•	an increase in nuclear construction expenditures due to the increase in scope of various nuclear projects; and
•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by a decrease in transmission construction expenditures due to higher reliability work performed in 2012.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $33.4 million for the three months ended March 31, 2013 compared to decreasing by $17.4 million for the three months ended March 31, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Financing activities used $33.1 million of cash for the three months ended March 31, 2013 compared to providing $25.2 million of cash for the three months ended March 31, 2012 primarily due to money pool activity and $15 million in dividends paid on common stock in 2013, partially offset by a decrease in net repayments of borrowings from the nuclear fuel company variable interest entity credit facility.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $49 million for the three months ended March 31, 2012.

In January 2013, Entergy Arkansas arranged for the issuance by (i) Independence County, Arkansas of $45 million of 2.375% Pollution Control Revenue Refinancing Bonds (Entergy Arkansas, Inc. Project) Series 2013 due January 2021, and (ii) Jefferson County, Arkansas of $54.7 million of 1.55% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due October 2017, each of which series is secured by a separate series of non-interest bearing first mortgage bonds of Entergy Arkansas.  The proceeds of these issuances were applied to the refunding of outstanding series of pollution control revenue bonds previously issued by the respective issuers.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2013	December 31, 2012

Debt to capital	55.9%	56.0%
Effect of excluding the securitization bonds	(1.2%)	(1.2%)
Debt to capital, excluding securitization bonds (a)	54.7%	54.8%
Effect of subtracting cash	(0.2%)	(0.4%)
Net debt to net capital, excluding securitization bonds (a)	54.5%	54.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the net debt to net capital ratio and the ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.  As discussed in the Form 10-K, the planned construction and capital investment amounts in the table do not include significant costs for the capital projects that might result from the NRC post-Fukushima requirements.  The current preliminary cost estimate (including both capital and operation and maintenance expense) to implement the post-Fukushima requirements for Entergy Arkansas is approximately $90 million.  These costs are expected to be incurred over the 2012 through 2018 time period.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
(In Thousands)

$41,478	$8,035	($49,043)	$17,362

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in March 2018.  Entergy Arkansas also had a $20 million credit facility that expired in April 2013.  Entergy Arkansas plans to renew the $20 million credit facility.  No borrowings were outstanding under the credit facilities as of March 31, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in July 2013.  As of March 31, 2013, $21.4 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.  Following are updates to that discussion.

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs.  Recognizing that the final structure of Entergy Arkansas’s transmission business has not been determined, the filing presents two alternative scenarios for the APSC to establish the appropriate level of rates for Entergy Arkansas.  In the primary scenario, which assumes that Entergy Arkansas will transition to MISO in December 2013, Entergy Arkansas requests a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates.  The alternate scenario, which also assumes completion of the proposed spin-merge of the transmission business with ITC, reflects a $218 million total rate increase request.  Both scenarios propose a new transmission rider and a capacity cost recovery rider.  The filing requests a 10.4% return on common equity.  The APSC established a procedural schedule that includes hearings in the proceeding beginning in October 2013. New rates are expected to become effective by January 2014.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Opportunity Sales Proceeding

See Note 2 to the financial statements for an update to the discussion of the opportunity sales proceeding.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$542,392	$475,178

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	147,773	134,802
Purchased power	106,314	78,796
Nuclear refueling outage expenses	11,540	11,787
Other operation and maintenance	141,620	125,373
Decommissioning	10,517	9,888
Taxes other than income taxes	23,252	20,684
Depreciation and amortization	58,636	55,241
Other regulatory credits - net	(574)	(1,209)
TOTAL	499,078	435,362

OPERATING INCOME	43,314	39,816

OTHER INCOME
Allowance for equity funds used during construction	2,226	1,725
Interest and investment income	5,775	5,857
Miscellaneous - net	(1,165)	(1,453)
TOTAL	6,836	6,129

INTEREST EXPENSE
Interest expense	22,579	20,750
Allowance for borrowed funds used during construction	(776)	(442)
TOTAL	21,803	20,308

INCOME BEFORE INCOME TAXES	28,347	25,637

Income taxes	13,628	11,763

NET INCOME	14,719	13,874

Preferred dividend requirements	1,718	1,718

EARNINGS APPLICABLE TO
COMMON STOCK	$13,001	$12,156

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$14,719	$13,874
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	92,988	88,981
Deferred income taxes, investment tax credits, and non-current taxes accrued	24,215	34,625
Changes in assets and liabilities:
Receivables	2,124	17,958
Fuel inventory	5,103	(2,455)
Accounts payable	(9,139)	(211,524)
Prepaid taxes and taxes accrued	(6,164)	(9,127)
Interest accrued	(10,117)	(10,974)
Deferred fuel costs	43,740	53,521
Other working capital accounts	(2,572)	14,682
Provisions for estimated losses	95	(112)
Other regulatory assets	16,763	21,956
Pension and other postretirement liabilities	(1,327)	(9,770)
Other assets and liabilities	2,963	9,411
Net cash flow provided by operating activities	173,391	11,046

INVESTING ACTIVITIES
Construction expenditures	(126,629)	(81,518)
Allowance for equity funds used during construction	3,147	2,865
Nuclear fuel purchases	(32,561)	(34,595)
Proceeds from sale of nuclear fuel	36,478	49,879
Proceeds from nuclear decommissioning trust fund sales	56,118	54,727
Investment in nuclear decommissioning trust funds	(59,540)	(57,898)
Change in money pool receivable - net	(33,443)	17,362
Remittances to transition charge account	(3,459)	(3,968)
Net cash flow used in investing activities	(159,889)	(53,146)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	98,660	-
Retirement of long-term debt	(99,703)	-
Changes in short-term borrowings - net	(15,352)	(21,376)
Changes in money pool payable - net	-	49,043
Dividends paid:
Common stock	(15,000)	-
Preferred stock	(1,718)	(1,718)
Other	-	(765)
Net cash flow provided by (used in) financing activities	(33,113)	25,184

Net decrease in cash and cash equivalents	(19,611)	(16,916)

Cash and cash equivalents at beginning of period	34,533	22,599

Cash and cash equivalents at end of period	$14,922	$5,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$31,358	$30,476
Income taxes	$4,107	$(10,584)

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,561	$9,597
Temporary cash investments	12,361	24,936
Total cash and cash equivalents	14,922	34,533
Securitization recovery trust account	7,862	4,403
Accounts receivable:
Customer	111,366	98,036
Allowance for doubtful accounts	(28,430)	(28,343)
Associated companies	95,046	67,277
Other	70,602	71,956
Accrued unbilled revenues	64,563	72,902
Total accounts receivable	313,147	281,828
Accumulated deferred income taxes	81,471	72,196
Deferred fuel costs	53,565	97,305
Fuel inventory - at average cost	43,872	48,975
Materials and supplies - at average cost	151,712	148,682
Deferred nuclear refueling outage costs	38,950	38,410
Prepayments and other	13,481	10,586
TOTAL	718,982	736,918

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	643,190	600,578
Non-utility property - at cost (less accumulated depreciation)	1,669	1,671
Other	41,182	41,182
TOTAL	686,041	643,431

UTILITY PLANT
Electric	8,674,092	8,693,659
Property under capital lease	1,133	1,154
Construction work in progress	208,581	205,982
Nuclear fuel	268,976	303,825
TOTAL UTILITY PLANT	9,152,782	9,204,620
Less - accumulated depreciation and amortization	4,074,302	4,104,882
UTILITY PLANT - NET	5,078,480	5,099,738

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	78,572	80,751
Other regulatory assets (includes securitization property of
$90,245 as of March 31, 2013 and $93,238 as of
December 31, 2012)	1,207,053	1,221,636
Other	41,046	36,971
TOTAL	1,326,671	1,339,358

TOTAL ASSETS	$7,810,174	$7,819,445

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$330,000	$330,000
Short-term borrowings	21,383	36,735
Accounts payable:
Associated companies	40,826	39,288
Other	143,875	200,964
Customer deposits	86,143	85,198
Taxes accrued	208,805	214,969
Accumulated deferred income taxes	3,824	5,927
Interest accrued	18,301	28,418
Other	48,196	45,208
TOTAL	901,353	986,707

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,865,020	1,829,281
Accumulated deferred investment tax credits	40,450	40,947
Other regulatory liabilities	176,769	143,901
Decommissioning	691,229	680,712
Accumulated provisions	5,917	5,822
Pension and other postretirement liabilities	613,441	614,805
Long-term debt (includes securitization bonds of $101,548 as of
March 31, 2013 and $101,547 as of December 31, 2012)	1,793,945	1,793,895
Other	28,083	27,409
TOTAL	5,214,854	5,136,772

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2013
and 2012	470	470
Paid-in capital	588,444	588,444
Retained earnings	988,703	990,702
TOTAL	1,577,617	1,579,616

TOTAL LIABILITIES AND EQUITY	$7,810,174	$7,819,445

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2013 and 2012
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2011	$470	$588,444	$855,210	$1,444,124

Net income	-	-	13,874	13,874
Preferred stock dividends	-	-	(1,718)	(1,718)

Balance at March 31, 2012	$470	$588,444	$867,366	$1,456,280

Balance at December 31, 2012	$470	$588,444	$990,702	$1,579,616

Net income	-	-	14,719	14,719
Common stock dividends	-	-	(15,000)	(15,000)
Preferred stock dividends	-	-	(1,718)	(1,718)

Balance at March 31, 2013	$470	$588,444	$988,703	$1,577,617

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

			Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$201	$175	$26	15
Commercial	109	102	7	7
Industrial	99	94	5	5
Governmental	5	5	-	-
Total retail	414	376	38	10
Sales for resale:
Associated companies	106	77	29	38
Non-associated companies	17	17	-	-
Other	5	5	-	-
Total	$542	$475	$67	14

Billed Electric Energy
Sales (GWh):
Residential	2,175	1,987	188	9
Commercial	1,355	1,340	15	1
Industrial	1,555	1,599	(44)	(3)
Governmental	57	63	(6)	(10)
Total retail	5,142	4,989	153	3
Sales for resale:
Associated companies	2,690	2,111	579	27
Non-associated companies	185	265	(80)	(30)
Total	8,017	7,365	652	9

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Net income decreased slightly, by $1.2 million, primarily due to higher other operation and maintenance expenses, substantially offset by higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2013 to the first quarter 2012.

Amount
(In Millions)

2012 net revenue	$203.9
Volume/weather	2.7
Net wholesale revenue	2.6
Net gas revenue	1.7
Retail electric price	(2.6)
Other	1.3
2013 net revenue	$209.6

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales in the first quarter 2013 as compared to the same period in prior year.

The net wholesale revenue variance is primarily due to increased sales volume to municipal and co-op customers and higher prices.

The net gas revenue variance is primarily due to the effect of more favorable weather, primarily in the residential sector, in the first quarter 2013 as compared to the same period in prior year.

The retail electric price variance is primarily due to decreased rider revenues.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $9.2 million in fuel cost recovery revenues primarily due to higher fuel rates, an increase of $9.1 million in gross wholesale revenues, as discussed above, and an increase in natural gas revenues, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power and increased demand, partially offset by a decrease in deferred fuel expense due to fuel and purchased power expense increases in excess of higher fuel cost recovery revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•
an increase of $3.5 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	an increase of $3 million in nuclear generation expenses primarily due to higher nuclear labor costs, including higher contract labor.

Income Taxes

The effective income tax rate for the first quarter 2013 was 36%.  The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% is primarily due to the provision for uncertain tax positions and state income taxes, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

The effective income tax rate for the first quarter 2012 was 38.3%.  The difference in the effective income tax rate for the first quarter 2012 versus the federal statutory rate of 35% was due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

Hurricane Isaac

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Isaac" in the Form 10-K for a discussion of Hurricane Isaac and the damage caused to Entergy Gulf States Louisiana’s service area in August 2012.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Gulf States Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds, Entergy Gulf States Louisiana is seeking determination that $73.8 million in system restoration costs were prudently incurred.  Entergy Gulf States Louisiana intends to replenish its storm escrow accounts to $90 million primarily through traditional debt markets and has requested special rate treatment of any borrowings for that purpose.  This filing does not, however, seek to implement any rate change; rather, Entergy Gulf States Louisiana anticipates filing a supplemental application in May 2013 proposing a specific means to recover the system restoration costs.  Entergy Gulf States Louisiana plans to pursue Louisiana Act 55 financing of the costs, which was the same method it used for Hurricanes Katrina, Rita, Gustav, and Ike.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$35,686	$24,845

Cash flow provided by (used in):
Operating activities	86,639	191,558
Investing activities	(119,776)	(51,137)
Financing activities	1,360	(36,219)
Net increase (decrease) in cash and cash equivalents	(31,777)	104,202

Cash and cash equivalents at end of period	$3,909	$129,047

Operating Activities

Net cash flow provided by operating activities decreased $104.9 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to:

•
the receipt, in January 2012, of $75 million in System Agreement bandwidth remedy payments required to implement the FERC’s remedy in an October 2011 order for the period June – December 2005.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings; and

•	higher nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2013 and did not have one in 2012.

Investing Activities

Net cash flow used in investing activities increased $68.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	$51 million in proceeds in 2012 from the sale of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party; and
•	an increase in nuclear construction expenditures as a result of spending on nuclear projects during the River Bend refueling outage in 2013.

The increase was partially offset by the withdrawal of $65.5 million from the storm reserve escrow account in 2013 and money pool activity.

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $49.6 million for the three months ended March 31, 2012. The money pool is an inter-company borrowing arrangement designed to reduce the Utility operating companies’ need for external short-term borrowings.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Financing Activities

Financing activities provided cash of $1.4 million for the three months ended March 31, 2013 compared to using cash of $36.2 million for the three months ended March 31, 2012 primarily due to:

•	the issuance of $70 million of 3.38% Series R notes by the nuclear fuel company variable interest entity in February 2013; and
•
an increase of $50 million in credit borrowings for the three months ended March 31, 2013 compared to payments of $12.7 million on credit borrowings for the three months ended March 31, 2012 against the nuclear fuel company variable interest entity credit facility.

Cash flows provided by financing activities were offset by an increase of $97.3 million in common equity distributions.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Gulf States Louisiana as of March 31, 2013 is primarily due to a decrease in member’s equity as a result of an increase of $97.3 million in common equity distributions.

	March 31, 2013	December 31, 2012

Debt to capital	55.9%	52.3%
Effect of subtracting cash	-%	(0.6%)
Net debt to net capital	55.9%	51.7%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Gulf States Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana’s financial condition.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.  As discussed in the Form 10-K, the planned construction and capital investment amounts in the table do not include significant costs for the capital projects that might result from the NRC post-Fukushima requirements.  The current preliminary cost estimate (including both capital and operation and maintenance expense) to implement the post-Fukushima requirements for Entergy Gulf States Louisiana is approximately $45 million.  These costs are expected to be incurred over the 2012 through 2018 time period.

Entergy Gulf States Louisiana’s receivables from or (payables to) the money pool were as follows:

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
(In Thousands)

($8,736)	($7,074)	$73,180	$23,596

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2018.  As of March 31, 2013, $50 million was outstanding on the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in July 2013.  No borrowings were outstanding on the variable interest entity credit facility as of March 31, 2013.  See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

In February 2013, the Entergy Gulf States Louisiana nuclear fuel company variable interest entity issued $70 million of 3.38% Series R notes due August 2020.  The Entergy Gulf States Louisiana nuclear fuel company variable interest entity used the proceeds principally to purchase additional nuclear fuel.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  Following are updates to that discussion.

Retail Rates - Electric

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which is above the earnings bandwidth and would indicate a $6.5 million cost of service rate change was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for incremental capacity costs.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86% indicating a $5.7 million cost of service rate decrease is necessary under the formula rate plan.  The revised filing also indicates that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The September 2012 rate change reduced Entergy Gulf States Louisiana’s revenues by approximately $8.7 million in 2012.  Subsequently, in December 2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflects expected retail jurisdictional cost of $16.9 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings, as revised, were approved by the LPSC in February 2013.  In April 2013, Entergy Gulf States Louisiana submitted a revised evaluation report increasing the incremental capacity rider by approximately $7.3 million to reflect the cost of an additional capacity contract.

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Gulf States Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in November 2013, with a decision by the LPSC expected by February 2014.

Retail Rates - Gas

In January 2013, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2012.  The filing showed an earned return on common equity of 11.18%, which results in a $43 thousand rate reduction.  In March 2013 the LPSC Staff issued its proposed findings and recommended two adjustments.  The first is to normalize property insurance expense, and the second is to modify the return on equity for gas operations to reflect the return on equity that ultimately is approved by the LPSC in the investigation previously initiated by the LPSC to review the return on equity for Louisiana gas utilities.  Exceptions to the LPSC Staff report were due April 25, 2013, however, the parties have agreed to an extension of time through May 10, 2013 for Entergy Gulf States Louisiana to submit its response to the Staff’s findings.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Industrial and Commercial Customers

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

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

(Page left blank intentionally)

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$399,137	$382,186
Natural gas	20,818	17,436
TOTAL	419,955	399,622

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	47,838	71,297
Purchased power	162,077	124,164
Nuclear refueling outage expenses	4,326	4,365
Other operation and maintenance	92,722	85,635
Decommissioning	3,892	3,676
Taxes other than income taxes	19,238	18,895
Depreciation and amortization	37,372	36,097
Other regulatory charges - net	407	267
TOTAL	367,872	344,396

OPERATING INCOME	52,083	55,226

OTHER INCOME
Allowance for equity funds used during construction	1,650	2,262
Interest and investment income	10,855	11,238
Miscellaneous - net	(2,640)	(2,628)
TOTAL	9,865	10,872

INTEREST EXPENSE
Interest expense	20,199	21,055
Allowance for borrowed funds used during construction	(691)	(899)
TOTAL	19,508	20,156

INCOME BEFORE INCOME TAXES	42,440	45,942

Income taxes	15,275	17,584

NET INCOME	27,165	28,358

Preferred distribution requirements	206	206

EARNINGS APPLICABLE TO
COMMON EQUITY	$26,959	$28,152

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

Net Income	$27,165	$28,358
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $786 and $781)	955	1,028
Other comprehensive income	955	1,028
Comprehensive Income	$28,120	$29,386

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$27,165	$28,358
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	51,283	53,528
Deferred income taxes, investment tax credits, and non-current taxes accrued	27,177	(56,657)
Changes in working capital:
Receivables	(38,252)	97,172
Fuel inventory	(5,231)	(7,611)
Accounts payable	36,618	(35,277)
Prepaid taxes and taxes accrued	383	85,148
Interest accrued	5,631	5,137
Deferred fuel costs	(16,866)	8,144
Other working capital accounts	(42,526)	4,806
Changes in provisions for estimated losses	(64,253)	(2,870)
Changes in other regulatory assets	27,154	5,634
Changes in pension and other postretirement liabilities	4,004	513
Other	74,352	5,533
Net cash flow provided by operating activities	86,639	191,558

INVESTING ACTIVITIES
Construction expenditures	(70,474)	(57,921)
Allowance for equity funds used during construction	1,650	2,262
Nuclear fuel purchases	(130,406)	(18,614)
Proceeds from the sale of nuclear fuel	19,401	26,820
Payment to storm reserve escrow account	(15)	(17)
Receipts from storm reserve escrow account	65,475	52
Proceeds from nuclear decommissioning trust fund sales	23,305	38,087
Investment in nuclear decommissioning trust funds	(28,712)	(43,222)
Change in money pool receivable - net	-	(49,584)
Proceeds from the sale of investment	-	51,000
Net cash flow used in investing activities	(119,776)	(51,137)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	69,804	(713)
Change in money pool payable - net	1,662	-
Changes in credit borrowings - net	50,000	(12,700)
Dividends/distributions paid:
Common equity	(119,900)	(22,600)
Preferred membership interests	(206)	(206)
Net cash flow provided by (used in) financing activities	1,360	(36,219)

Net increase (decrease) in cash and cash equivalents	(31,777)	104,202

Cash and cash equivalents at beginning of period	35,686	24,845

Cash and cash equivalents at end of period	$3,909	$129,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$13,845	$15,152

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,133	$35,085
Temporary cash investments	776	601
Total cash and cash equivalents	3,909	35,686
Accounts receivable:
Customer	68,683	53,480
Allowance for doubtful accounts	(550)	(711)
Associated companies	94,524	71,697
Other	22,359	18,736
Accrued unbilled revenues	48,024	51,586
Total accounts receivable	233,040	194,788
Deferred fuel costs	15,918	-
Fuel inventory - at average cost	32,198	26,967
Materials and supplies - at average cost	119,196	121,289
Deferred nuclear refueling outage costs	39,110	5,953
Gas hedge contracts	7,511	-
Prepayments and other	10,256	7,911
TOTAL	461,138	392,594

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	289,664	289,664
Decommissioning trust funds	511,678	477,391
Non-utility property - at cost (less accumulated depreciation)	170,993	165,410
Storm reserve escrow account	21,524	86,984
Other	13,847	13,404
TOTAL	1,007,706	1,032,853

UTILITY PLANT
Electric	7,301,763	7,279,953
Natural gas	137,571	135,723
Construction work in progress	117,203	125,448
Nuclear fuel	225,482	146,768
TOTAL UTILITY PLANT	7,782,019	7,687,892
Less - accumulated depreciation and amortization	4,026,450	4,003,385
UTILITY PLANT - NET	3,755,569	3,684,507

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	170,894	171,051
Other regulatory assets	382,656	409,653
Deferred fuel costs	100,124	100,124
Other	16,243	12,337
TOTAL	669,917	693,165

TOTAL ASSETS	$5,894,330	$5,803,119

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$75,000	$75,000
Accounts payable:
Associated companies	96,723	89,377
Other	127,931	97,509
Customer deposits	48,527	48,265
Taxes accrued	21,404	21,021
Accumulated deferred income taxes	40,640	22,249
Interest accrued	31,068	25,437
Deferred fuel costs	-	948
Pension and other postretirement liabilities	7,909	7,803
Gas hedge contracts	-	2,620
Other	12,751	11,999
TOTAL	461,953	402,228

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,414,707	1,403,195
Accumulated deferred investment tax credits	77,558	78,312
Other regulatory liabilities	134,869	103,444
Decommissioning and asset retirement cost liabilities	386,269	380,822
Accumulated provisions	32,977	97,230
Pension and other postretirement liabilities	420,118	416,220
Long-term debt	1,562,489	1,442,429
Long-term payables - associated companies	29,107	29,510
Other	83,275	66,725
TOTAL	4,141,369	4,017,887

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,345,282	1,438,233
Accumulated other comprehensive loss	(64,274)	(65,229)
TOTAL	1,291,008	1,383,004

TOTAL LIABILITIES AND EQUITY	$5,894,330	$5,803,119

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2013 and 2012
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$10,000	$1,393,386	$(69,610)	$1,333,776

Net income	-	28,358	-	28,358
Member contribution	-	1,000	-	1,000
Other comprehensive income	-	-	1,028	1,028
Dividends/distributions declared on common equity	-	(22,600)	-	(22,600)
Dividends/distributions declared on preferred membership interests	-	(206)	-	(206)
Other	-	(5)	-	(5)

Balance at March 31, 2012	$10,000	$1,399,933	$(68,582)	$1,341,351

Balance at December 31, 2012	$10,000	$1,438,233	$(65,229)	$1,383,004

Net income	-	27,165	-	27,165
Other comprehensive income	-	-	955	955
Dividends/distributions declared on common equity	-	(119,900)	-	(119,900)
Dividends/distributions declared on preferred membership interests	-	(206)	-	(206)
Other	-	(10)	-	(10)

Balance at March 31, 2013	$10,000	$1,345,282	$(64,274)	$1,291,008

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

			Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$94	$88	$6	7
Commercial	89	86	3	3
Industrial	107	106	1	1
Governmental	5	5	-	-
Total retail	295	285	10	4
Sales for resale:
Associated companies	85	84	1	1
Non-associated companies	11	3	8	267
Other	8	10	(2)	(20)
Total	$399	$382	$17	4

Billed Electric Energy
Sales (GWh):
Residential	1,112	1,059	53	5
Commercial	1,167	1,178	(11)	(1)
Industrial	2,058	2,195	(137)	(6)
Governmental	58	59	(1)	(2)
Total retail	4,395	4,491	(96)	(2)
Sales for resale:
Associated companies	1,228	1,843	(615)	(33)
Non-associated companies	228	170	58	34
Total	5,851	6,504	(653)	(10)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Net income increased $12.1 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by a higher effective income tax rate, higher depreciation and amortization expenses, and higher interest expense.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2013 to the first quarter 2012.

Amount
(In Millions)

2012 net revenue	$235.7
Retail electric price	15.7
Volume/weather	8.6
Other	0.6
2013 net revenue	$260.6

The retail electric price variance is primarily due to a formula rate plan increase effective January 2013.  See Note 2 to the financial statements herein and in the Form 10-K for more discussion of the formula rate plan increase.

The volume/weather variance is primarily due to increased billed electricity usage in all sectors, including increased industrial usage primarily in the petroleum industry, and the effect of more favorable weather on residential sales in the first quarter 2013 as compared to the same period in prior year.  Billed electricity usage increased 232 GWh, or 3%.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $102.1 million in fuel cost recovery revenues primarily due to higher fuel rates;
•	the formula rate plan increase, as discussed above; and
•	the increase related to volume/weather, as discussed above.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Fuel and purchased power expenses increased primarily due to an increase in the recovery of deferred fuel costs as a result of higher fuel revenues and an increase in the average market price of purchased power.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $6.5 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages compared to prior year;
•	a decrease of $1.5 million in nuclear insurance expenses primarily due to decreases in premiums;
•	a decrease of $1.1 million as a result of lower write-offs of uncollectible customer accounts in 2013; and
•	several individually insignificant items.

The decrease was partially offset by an increase of $2.8 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the completion of the Waterford 3 steam generator replacement project in December 2012.

Interest expense increased primarily due to the issuance of $200 million of 5.25% Series first mortgage bonds in July 2012 and the issuance of $200 million of 3.3% Series first mortgage bonds in December 2012.

Income Taxes

The effective income tax rate for the first quarter 2013 was 21%.  The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% is due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate for the first quarter 2012 was 6.6%.  The difference in the effective income tax rate for the first quarter 2012 versus the federal statutory rate of 35% was due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction.

Hurricane Isaac

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Hurricane Isaac" in the Form 10-K for a discussion of Hurricane Isaac and the damage caused to Entergy Louisiana’s service area in August 2012.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds, Entergy Louisiana is seeking determination that $247.7 million in system restoration costs were prudently incurred.  Entergy Louisiana intends to replenish its storm escrow accounts to $200 million primarily through traditional debt markets and has requested special rate treatment of any borrowings for that purpose.  This filing does not, however, seek to implement any rate change; rather, Entergy Louisiana anticipates filing a supplemental application in May 2013 proposing a specific means to recover the system restoration costs.  Entergy Louisiana plans to pursue Louisiana Act 55 financing of the costs, which was the same method it used for Hurricanes Katrina, Rita, Gustav, and Ike.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$30,086	$878

Cash flow provided by (used in):
Operating activities	69,934	79,357
Investing activities	(55,482)	(97,949)
Financing activities	(34,525)	42,348
Net increase (decrease) in cash and cash equivalents	(20,073)	23,756

Cash and cash equivalents at end of period	$10,013	$24,634

Operating Activities

Net cash flow provided by operating activities decreased $9.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to $8.4 million in Hurricane Isaac storm restoration spending in 2013 and income tax refunds of $3.6 million in 2012, offset by $8.9 million in pension contributions in 2012.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $42.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the receipt of $187 million from the storm reserve escrow account in 2013, partially offset by an increase in fossil construction expenditures due to spending on the Ninemile Unit 6 self-build project, an increase in transmission construction expenditures due to additional reliability work performed in 2013, an increase in distribution expenditures due to Hurricane Isaac, and money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $22.9 million for the three months ended March 31, 2013 compared to increasing by $13.4 million for the three months ended March 31, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities used $34.5 million of cash for the three months ended March 31, 2013 compared to providing $42.3 million of cash for the three months ended March 31, 2012 primarily due to the issuance of $250 million of 1.875% Series first mortgage bonds in January 2012 and an increase of $19.4 million in common equity dividends in 2013, partially offset by the following:

•	money pool activity;
•	the net repayment of credit borrowings of $50 million on Entergy Louisiana’s credit facility in 2012;
•	the net repayment of borrowings of $15 million on the nuclear fuel company variable interest entity’s credit facility in 2012; and
•	a principal payment of $12.2 million in 2013 for the Waterford 3 sale-leaseback obligation compared to a principal payment of $19.6 million in 2012.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $118.4 million for the three months ended March 31, 2012.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2013	December 31, 2012

Debt to capital	48.3%	48.4%
Effect of excluding securitization bonds	(1.7%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	46.6%	46.8%
Effect of subtracting cash	(0.1%)	(0.3%)
Net debt to net capital, excluding securitization bonds (a)	46.5%	46.5%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and member’s equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the net debt to net capital ratio and the ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.  As discussed in the Form 10-K, the planned construction and capital investment amounts in the table do not include significant costs for the capital projects that might result from the NRC post-Fukushima requirements.  The current preliminary cost estimate (including both capital and operation and maintenance expense) to implement the post-Fukushima requirements for Entergy Louisiana is approximately $40 million.  These costs are expected to be incurred over the 2012 through 2018 time period.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
(In Thousands)

$32,342	$9,433	$13,383	($118,415)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2018.  No borrowings were outstanding under the facility as of March 31, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in July 2013.  As of March 31, 2013, $54.4 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel company variable interest entity.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.  Following are updates to that discussion.

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan.  In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for incremental capacity costs.  In August 2012, Entergy Louisiana submitted a revised filing that reflects an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicates that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  The September 2012 rate change contributed approximately $5.3 million to Entergy Louisiana’s revenues in 2012.  Subsequently, in December 2012, Entergy Louisiana submitted a revised evaluation report that reflects two items: 1) a $17 million reduction for the first-year capacity charges for the purchase by Entergy Gulf States Louisiana from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy, and 2) an $88 million increase for the first-year retail revenue requirement associated with the Waterford 3 replacement steam generator project, which was in-service in December 2012.  These rate changes were implemented, subject to refund, effective with the first billing cycle of January 2013.  In April 2013, Entergy Louisiana and the LPSC staff filed a joint report resolving the 2011 test year formula rate plan and recovery related to the Grand Gulf uprate.  This report was approved by the LPSC in April 2013.  With completion of the Waterford 3 replacement steam generator project, the LPSC will undertake a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Louisiana with the LPSC in February 2013.  In April 2013 the LPSC established a procedural schedule providing for hearings in December 2013, with a decision by the LPSC expected by February 2014.

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council.  Entergy Louisiana is requesting a rate increase of $13 million over three years, including a 10.4% return on common equity and a formula rate plan mechanism identical to its LPSC request. New rates are currently expected to become effective in second quarter 2014.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$606,085	$482,358

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	118,707	72,059
Purchased power	229,009	178,213
Nuclear refueling outage expenses	6,852	6,386
Other operation and maintenance	105,127	115,741
Decommissioning	5,301	6,444
Taxes other than income taxes	18,800	17,282
Depreciation and amortization	59,838	53,679
Other regulatory credits - net	(2,277)	(3,588)
TOTAL	541,357	446,216

OPERATING INCOME	64,728	36,142

OTHER INCOME
Allowance for equity funds used during construction	5,742	8,449
Interest and investment income	21,789	21,248
Miscellaneous - net	(860)	(1,371)
TOTAL	26,671	28,326

INTEREST EXPENSE
Interest expense	36,429	32,668
Allowance for borrowed funds used during construction	(2,448)	(3,859)
TOTAL	33,981	28,809

INCOME BEFORE INCOME TAXES	57,418	35,659

Income taxes	12,042	2,364

NET INCOME	45,376	33,295

Preferred dividend requirements	1,738	1,738

EARNINGS APPLICABLE TO
COMMON EQUITY	$43,638	$31,557

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

Net Income	$45,376	$33,295
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $547 and $470)	678	653
Other comprehensive income	678	653
Comprehensive Income	$46,054	$33,948

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$45,376	$33,295
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	79,633	76,616
Deferred income taxes, investment tax credits, and non-current taxes accrued	41,558	22,771
Changes in working capital:
Receivables	(57,924)	27,098
Fuel inventory	454	57
Accounts payable	(69,131)	(57,561)
Prepaid taxes and taxes accrued	3,550	(4,447)
Interest accrued	(2,113)	(4,574)
Deferred fuel costs	30,741	(21,520)
Other working capital accounts	(8,040)	19,986
Changes in provisions for estimated losses	(186,070)	(10,981)
Changes in other regulatory assets	82,089	7,800
Changes in pension and other postretirement liabilities	5,231	(3,965)
Other	104,580	(5,218)
Net cash flow provided by operating activities	69,934	79,357

INVESTING ACTIVITIES
Construction expenditures	(223,758)	(93,844)
Allowance for equity funds used during construction	5,742	8,449
Nuclear fuel purchases	(16,368)	(22,327)
Proceeds from the sale of nuclear fuel	23,438	32,168
Receipts from storm reserve escrow account	186,985	770
Remittances to transition charge account	(5,270)	(6,716)
Proceeds from nuclear decommissioning trust fund sales	3,639	6,795
Investment in nuclear decommissioning trust funds	(6,981)	(9,861)
Change in money pool receivable - net	(22,909)	(13,383)
Net cash flow used in investing activities	(55,482)	(97,949)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	247,725
Changes in short-term borrowings - net	-	(65,021)
Retirement of long-term debt	(12,237)	(19,603)
Change in money pool payable - net	-	(118,415)
Distributions paid:
Common equity	(20,000)	(600)
Preferred membership interests	(1,738)	(1,738)
Other	(550)	-
Net cash flow provided by (used in) financing activities	(34,525)	42,348

Net increase (decrease) in cash and cash equivalents	(20,073)	23,756

Cash and cash equivalents at beginning of period	30,086	878

Cash and cash equivalents at end of period	$10,013	$24,634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$37,215	$36,039
Income taxes	$-	$(3,601)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$375	$814
Temporary cash investments	9,638	29,272
Total cash and cash equivalents	10,013	30,086
Securitization recovery trust account	9,652	4,382
Accounts receivable:
Customer	157,052	86,072
Allowance for doubtful accounts	(1,119)	(867)
Associated companies	60,405	42,938
Other	8,224	9,354
Accrued unbilled revenues	73,122	79,354
Total accounts receivable	297,684	216,851
Accumulated deferred income taxes	51,809	113,319
Deferred fuel costs	-	26,568
Fuel inventory	23,129	23,583
Materials and supplies - at average cost	151,452	152,170
Deferred nuclear refueling outage costs	40,561	44,457
Prepaid taxes	4,387	7,937
Gas hedge contracts	10,016	-
Prepayments and other	15,543	12,129
TOTAL	614,246	631,482

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,423	807,423
Decommissioning trust funds	308,524	287,418
Storm reserve escrow account	-	186,985
Non-utility property - at cost (less accumulated depreciation)	533	578
TOTAL	1,116,480	1,282,404

UTILITY PLANT
Electric	8,605,593	8,603,319
Property under capital lease	324,440	324,440
Construction work in progress	452,639	404,714
Nuclear fuel	179,235	204,019
TOTAL UTILITY PLANT	9,561,907	9,536,492
Less - accumulated depreciation and amortization	3,634,215	3,590,146
UTILITY PLANT - NET	5,927,692	5,946,346

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	196,216	193,114
Other regulatory assets (includes securitization property of
$168,940 as of March 31, 2013 and
$172,838 as of December 31, 2012)	828,371	913,562
Deferred fuel costs	67,998	67,998
Other	44,043	39,178
TOTAL	1,136,628	1,213,852

TOTAL ASSETS	$8,795,046	$9,074,084

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$19,016	$14,236
Short-term borrowings	54,396	54,657
Accounts payable:
Associated companies	72,759	103,454
Other	160,721	266,904
Customer deposits	89,094	88,805
Accumulated deferred income taxes	3,533	-
Interest accrued	35,151	37,264
Deferred fuel costs	4,173	-
Pension and other postretirement liabilities	9,253	9,170
Gas hedge contracts	-	3,442
Other	17,311	13,382
TOTAL	465,407	591,314

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	913,296	930,606
Accumulated deferred investment tax credits	69,481	70,193
Other regulatory liabilities	428,595	376,801
Decommissioning	423,422	418,122
Accumulated provisions	10,404	196,474
Pension and other postretirement liabilities	544,851	539,703
Long-term debt (includes securitization bonds of
$181,554 as of March 31, 2013 and
$181,553 as of December 31, 2012)	2,794,902	2,811,859
Other	70,477	68,516
TOTAL	5,255,428	5,412,274

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	3,019,665	3,016,628
Accumulated other comprehensive loss	(45,454)	(46,132)
TOTAL	3,074,211	3,070,496

TOTAL LIABILITIES AND EQUITY	$8,795,046	$9,074,084

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2013 and 2012
(Unaudited) (In Thousands)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$100,000	$2,504,436	$(39,507)	$2,564,929

Net income	-	33,295	-	33,295
Other comprehensive income	-	-	653	653
Dividends/distributions declared on common equity	-	(600)	-	(600)
Dividends/distributions declared on preferred membership interests	-	(1,738)	-	(1,738)

Balance at March 31, 2012	$100,000	$2,535,393	$(38,854)	$2,596,539

Balance at December 31, 2012	$100,000	$3,016,628	$(46,132)	$3,070,496

Net income	-	45,376	-	45,376
Distribution to parent	-	(20,601)	-	(20,601)
Other comprehensive income	-	-	678	678
Dividends/distributions declared on common equity	-	(20,000)	-	(20,000)
Dividends/distributions declared on preferred membership interests	-	(1,738)	-	(1,738)

Balance at March 31, 2013	$100,000	$3,019,665	$(45,454)	$3,074,211

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

			Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$187	$146	$41	28
Commercial	134	110	24	22
Industrial	245	184	61	33
Governmental	12	9	3	33
Total retail	578	449	129	29
Sales for resale:
Associated companies	19	21	(2)	(10)
Other	9	12	(3)	(25)
Total	$606	$482	$124	26

Billed Electric Energy
Sales (GWh):
Residential	2,002	1,890	112	6
Commercial	1,377	1,361	16	1
Industrial	4,202	4,107	95	2
Governmental	125	116	9	8
Total retail	7,706	7,474	232	3
Sales for resale:
Associated companies	209	436	(227)	(52)
Non-associated companies	7	11	(4)	(36)
Total	7,922	7,921	1	-

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Net income increased $5.3 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses and higher depreciation expense.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2013 to the first quarter 2012.

Amount
(In Millions)

2012 net revenue	$119.2
Retail electric price	17.9
Reserve equalization	4.4
Other	0.1
2013 net revenue	$141.6

The retail electric price variance is primarily due to the recovery of Hinds plant costs through the power management rider, as approved by the MPSC, effective with the first billing cycle of 2013.  The net income effect of the Hinds plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hinds plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.

The reserve equalization variance is primarily due to increased reserve equalization revenue resulting from the acquisition of the Hinds plant in November 2012.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $14.4 million in power management rider revenue, as approved by the MPSC, primarily resulting from the acquisition of the Hinds plant in November 2012, as discussed above;
•	an increase of $12.8 million in gross wholesale revenues due to an increase in sales to affiliated customers; and
•	an increase of $11.4 million in rider revenue primarily due to an increase in the Grand Gulf rate effective October 2012.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

The increase was partially offset by a decrease of $9.5 million in fuel cost recovery revenues primarily due to lower fuel rates.

Fuel and purchased power expenses increased primarily due to an increase in net area demand and an increase in the average market price of purchased power, partially offset by a decrease in the recovery of deferred fuel costs from customers.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $11.8 million in fossil-fueled generation expenses resulting from a higher scope of work done during plant outages in 2013 compared to the same period in 2012 and the acquisition of the Hinds plant in November 2012.

Depreciation and amortization expenses increased primarily due to an increase in plant in service, including the acquisition of the Hinds plant in November 2012.

Income Taxes

The effective income tax rate for the first quarter 2013 was 37.5%.  The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% is due to state income taxes and certain book and tax differences related to utility plant items, partially offset by the reversal of the provision for uncertain tax positions and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate for the first quarter 2012 was 40.2%.  The difference in the effective income tax rate for the first quarter 2012 versus the federal statutory rate of 35% was due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$52,970	$16

Cash flow provided by (used in):
Operating activities	4,659	61,339
Investing activities	(22,123)	(43,489)
Financing activities	(34,044)	(2,770)
Net increase (decrease) in cash and cash equivalents	(51,508)	15,080

Cash and cash equivalents at end of period	$1,462	$15,096

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Operating Activities

Net cash provided by operating activities decreased $56.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to:

•
a decrease in the recovery of fuel costs, including System Agreement bandwidth remedy payments of $33 million received in January 2012 to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings; and

•	income tax refunds of $8.4 million in the three months ended March 31, 2012.

Investing Activities

Net cash used in investing activities decreased $21.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $16.9 million for the three months ended March 31, 2013 compared to increasing $8 million for the three months ended March 31, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash used in financing activities increased $31.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the payment at maturity of $100 million of 5.15% Series first mortgage bonds in February 2013, partially offset by borrowings of $70 million on Entergy Mississippi’s credit facilities in 2013.  See Note 4 to the financial statements herein for a discussion of long-term debt and credit facilities.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2013	December 31, 2012

Debt to capital	55.1%	55.9%
Effect of subtracting cash	(0.1%)	(1.2%)
Net debt to net capital	55.0%	54.7%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
(In Thousands)

($4,101)	$16,878	$7,978	($1,999)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $70 million scheduled to expire in May 2013.  Entergy Mississippi expects to renew all of its credit facilities prior to expiration.  As of March 31, 2013, there was an aggregate of $70 million in borrowings outstanding under the credit facilities.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. Following are updates to that discussion.

Formula Rate Plan

In March 2013, Entergy Mississippi submitted its formula rate plan 2012 test year filing.  The filing requests a $36.3 million revenue increase to reset Entergy Mississippi's return on common equity to 10.55%, which is a point within the formula rate plan bandwidth.  The formula rate plan calls for new rates to be implemented in June 2013 (or in July 2013 if any part of the filing is disputed by the Mississippi Public Utilities Staff).  The filing is currently subject to MPSC review.  A scheduling order was filed in April 2013 setting a hearing for July 2, 2013, with a final order to be issued on or before July 15, 2013 and revised rate adjustments to begin billing on July 28, 2013.

In August 2012 the MPSC opened inquiries to review whether the current formulaic methodology used to calculate the return on common equity in both Entergy Mississippi’s formula rate plan and Mississippi Power Company’s annual formula rate plan is still appropriate or can be improved to better serve the public interest. The intent of this inquiry and review is for informational purposes only; the evaluation of any recommendations for changes to the existing methodology would take place in a general rate case or in the existing formula rate plan docket.  In March 2013 the Staff filed its consultant’s report which noted the return on common equity estimation methods used by Entergy Mississippi and Mississippi Power Company are commonly used throughout the electric utility industry.  The report suggested ways in which the methods used by Entergy Mississippi and Mississippi Power Company might be improved, but did not recommend specific changes in the return on common equity formulas or calculations at this time.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Environmental Risks

See “Environmental” in the “Other Contingencies” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of environmental risks.
 environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$291,641	$261,760

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	73,561	84,559
Purchased power	84,912	65,428
Other operation and maintenance	57,950	48,336
Taxes other than income taxes	19,887	18,784
Depreciation and amortization	26,651	23,787
Other regulatory credits - net	(8,443)	(7,472)
TOTAL	254,518	233,422

OPERATING INCOME	37,123	28,338

OTHER INCOME
Allowance for equity funds used during construction	733	1,165
Interest and investment income	139	10
Miscellaneous - net	(858)	(1,055)
TOTAL	14	120

INTEREST EXPENSE
Interest expense	15,293	14,545
Allowance for borrowed funds used during construction	(455)	(616)
TOTAL	14,838	13,929

INCOME BEFORE INCOME TAXES	22,299	14,529

Income taxes	8,365	5,847

NET INCOME	13,934	8,682

Preferred dividend requirements	707	707

EARNINGS APPLICABLE TO
COMMON STOCK	$13,227	$7,975

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$13,934	$8,682
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	26,651	23,787
Deferred income taxes, investment tax credits, and non-current taxes accrued	4,806	(8,348)
Changes in assets and liabilities:
Receivables	(3,831)	56,711
Fuel inventory	(255)	(1,861)
Accounts payable	(5,222)	(16,700)
Taxes accrued	(41,260)	(14,046)
Interest accrued	1,892	(4,633)
Deferred fuel costs	12,216	26,247
Other working capital accounts	(8,852)	4,981
Provisions for estimated losses	(1)	196
Other regulatory assets	(1,169)	(6,491)
Pension and other postretirement liabilities	(174)	(2,793)
Other assets and liabilities	5,924	(4,393)
Net cash flow provided by operating activities	4,659	61,339

INVESTING ACTIVITIES
Construction expenditures	(39,730)	(36,664)
Allowance for equity funds used during construction	733	1,165
Change in money pool receivable - net	16,878	(7,978)
Other	(4)	(12)
Net cash flow used in investing activities	(22,123)	(43,489)

FINANCING ACTIVITIES
Retirement of long-term debt	(100,000)	-
Changes in credit borrowing, net	70,000	-
Change in money pool payable - net	4,101	(1,999)
Dividends paid:
Common stock	(7,400)	-
Preferred stock	(707)	(707)
Other	(38)	(64)
Net cash flow used in financing activities	(34,044)	(2,770)

Net increase (decrease) in cash and cash equivalents	(51,508)	15,080

Cash and cash equivalents at beginning of period	52,970	16

Cash and cash equivalents at end of period	$1,462	$15,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$12,700	$18,522
Income taxes	$901	$(8,407)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,452	$585
Temporary cash investments	10	52,385
Total cash and cash equivalents	1,462	52,970
Accounts receivable:
Customer	67,163	49,836
Allowance for doubtful accounts	(902)	(910)
Associated companies	6,903	25,504
Other	7,569	11,072
Accrued unbilled revenues	34,767	43,045
Total accounts receivable	115,500	128,547
Deferred fuel costs	14,274	26,490
Accumulated deferred income taxes	38,263	44,027
Fuel inventory - at average cost	49,033	48,778
Materials and supplies - at average cost	40,606	40,331
Gas hedge contracts	6,608	-
Prepayments and other	7,712	5,329
TOTAL	273,458	346,472

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,691	4,698
Escrow accounts	61,840	61,836
TOTAL	66,531	66,534

UTILITY PLANT
Electric	3,729,781	3,708,743
Property under capital lease	7,430	8,112
Construction work in progress	73,964	62,876
TOTAL UTILITY PLANT	3,811,175	3,779,731
Less - accumulated depreciation and amortization	1,348,567	1,324,627
UTILITY PLANT - NET	2,462,608	2,455,104

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	62,936	63,614
Other regulatory assets	403,318	401,471
Other	22,828	20,832
TOTAL	489,082	485,917

TOTAL ASSETS	$3,291,679	$3,354,027

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$100,000
Short-term borrowings	70,021	21
Accounts payable:
Associated companies	45,539	42,377
Other	36,250	44,856
Customer deposits	72,221	71,182
Taxes accrued	11,067	52,327
Interest accrued	20,118	18,226
Accumulated deferred income taxes	32	218
Other	20,459	21,490
TOTAL	275,707	350,697

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	760,975	761,812
Accumulated deferred investment tax credits	7,565	7,257
Obligations under capital lease	5,051	5,329
Other regulatory liabilities	7,981	1,235
Asset retirement cost liabilities	6,128	6,039
Accumulated provisions	35,819	35,820
Pension and other postretirement liabilities	160,693	160,866
Long-term debt	1,069,556	1,069,519
Other	26,350	25,426
TOTAL	2,080,118	2,073,303

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2013 and 2012	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	686,837	681,010
TOTAL	885,473	879,646

TOTAL LIABILITIES AND EQUITY	$3,291,679	$3,354,027

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2013 and 2012
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
Balance at December 31, 2011	$199,326	$(690)	$637,070	$835,706

Net income	-	-	8,682	8,682
Preferred stock dividends	-	-	(707)	(707)

Balance at March 31, 2012	$199,326	$(690)	$645,045	$843,681

Balance at December 31, 2012	$199,326	$(690)	$681,010	$879,646

Net income	-	-	13,934	13,934
Common stock dividends	-	-	(7,400)	(7,400)
Preferred stock dividends	-	-	(707)	(707)

Balance at March 31, 2013	$199,326	$(690)	$686,837	$885,473

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

			Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$124	$109	15	14
Commercial	96	92	4	4
Industrial	36	35	1	3
Governmental	10	9	1	11
Total retail	266	245	21	9
Sales for resale:
Associated companies	16	4	12	300
Non-associated companies	5	5	-	-
Other	5	8	(3)	(38)
Total	$292	$262	$30	11

Billed Electric Energy
Sales (GWh):
Residential	1,360	1,245	115	9
Commercial	1,091	1,114	(23)	(2)
Industrial	532	546	(14)	(3)
Governmental	94	93	1	1
Total retail	3,077	2,998	79	3
Sales for resale:
Associated companies	237	25	212	848
Non-associated companies	44	29	15	52
Total	3,358	3,052	306	10

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt and preferred securities.

Results of Operations

Net Income

Net income increased $1.3 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher taxes other than income taxes.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the first quarter 2013 to the first quarter 2012.

Amount
(In Millions)

2012 net revenue	$53.8
Volume/weather	1.1
Net gas revenue	1.0
Other	1.3
2013 net revenue	$57.2

The volume/weather variance is primarily due to an increase in electricity usage primarily in the residential sector due to a 3% increase in the average number of residential customers and the effect of more favorable weather in the residential sector in the first quarter 2013 as compared to the same period in prior year.

The net gas revenue variance is primarily due to the effect of more favorable weather, primarily in the residential and commercial sectors, in the first quarter 2013 as compared to the same period in prior year.

Gross operating revenues and purchased power expenses

Gross operating revenues increased primarily due to:

•
an increase of $14 million in electric fuel cost recovery revenues due to higher fuel rates.  Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K;

•	an increase of $3.9 million in gross gas revenues primarily due to the effect of more favorable weather, as discussed above; and
•	more favorable volume/weather, as discussed above.

Purchased power expenses increased primarily due to an increase in the average market price of purchased power.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Other Income Statement Variances

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher electric and gas retail revenues as compared to prior year.

Income Taxes

The effective income tax rate for the first quarter 2013 was (26.9%).  The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% is primarily due to flow-through tax accounting, partially offset by certain book and tax differences related to utility plant items and state income taxes.

The effective income tax rate for the first quarter 2012 was 83.8%.  The difference in the effective income tax rate for the first quarter 2012 versus the federal statutory rate of 35% was due to certain book and tax differences related to utility plant items, the provision for uncertain tax positions, and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$9,391	$9,834

Cash flow provided by (used in):
Operating activities	2,344	(6,726)
Investing activities	(31,945)	(7,128)
Financing activities	24,781	5,372
Net decrease in cash and cash equivalents	(4,820)	(8,482)

Cash and cash equivalents at end of period	$4,571	$1,352

Operating Activities

Entergy New Orleans’s operating activities provided $2.3 million in cash for the three months ended March 31, 2013 compared to using $6.7 million in cash for the three months ended March 31, 2012 primarily due to the increased recovery of fuel costs and $1.8 million in pension contributions in 2012.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $24.8 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to money pool activity.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $11.4 million for the three months ended March 31, 2013 compared to decreasing $9.1 million for the three months ended March 31, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Financing Activities

Net cash provided by financing activities increased $19.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to borrowings of $25 million under Entergy New Orleans’s credit facility in 2013, partially offset by money pool activity.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased by $7.4 million for the three months ended March 31, 2012.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in debt to capital ratio is due to borrowings of $25 million under Entergy New Orleans’s credit facility in 2013.

	March 31, 2013	December 31, 2012

Debt to capital	50.6%	47.7%
Effect of subtracting cash	(0.6%)	(1.2%)
Net debt to net capital	50.0%	46.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital.  Following are additional updates to the information provided in the Form 10-K.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
(In Thousands)

$14,327	$2,923	($7,353)	$9,074

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2013.  As of March 31, 2013, $25 million was outstanding on the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$113,963	$100,584
Natural gas	32,503	28,572
TOTAL	146,466	129,156

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	28,863	27,682
Purchased power	60,159	47,231
Other operation and maintenance	31,233	30,896
Taxes other than income taxes	12,246	10,548
Depreciation and amortization	9,443	9,069
Other regulatory charges - net	250	480
TOTAL	142,194	125,906

OPERATING INCOME	4,272	3,250

OTHER INCOME
Allowance for equity funds used during construction	170	149
Interest and investment income	21	15
Miscellaneous - net	(316)	(405)
TOTAL	(125)	(241)

INTEREST EXPENSE
Interest expense	3,203	2,833
Allowance for borrowed funds used during construction	(86)	(71)
TOTAL	3,117	2,762

INCOME BEFORE INCOME TAXES	1,030	247

Income taxes	(277)	207

NET INCOME	1,307	40

Preferred dividend requirements	241	241

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK	$1,066	$(201)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$1,307	$40
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	9,443	9,069
Deferred income taxes, investment tax credits, and non-current taxes accrued	(11,851)	(3,531)
Changes in other assets and liabilities:
Receivables	281	2,182
Fuel inventory	368	1,423
Accounts payable	(7,777)	(11,069)
Prepaid taxes and taxes accrued	(399)	1,116
Interest accrued	(1,126)	(1,128)
Deferred fuel costs	4,936	1,800
Other working capital accounts	(8,668)	(11,241)
Provisions for estimated losses	2,261	746
Other regulatory assets	3,421	5,519
Pensions and other postretirement liabilities	(42)	(1,896)
Other assets and liabilities	10,190	244
Net cash flow provided by (used in) operating activities	2,344	(6,726)

INVESTING ACTIVITIES
Construction expenditures	(18,533)	(14,938)
Allowance for equity funds used during construction	170	149
Change in money pool receivable - net	(11,404)	9,074
Payments to storm reserve escrow account	(2,178)	(1,413)
Net cash flow used in investing activities	(31,945)	(7,128)

FINANCING ACTIVITIES
Change in credit borrowings - net	25,000	-
Change in money pool payable - net	-	7,353
Dividends paid:
Common stock	-	(1,700)
Preferred stock	(241)	(241)
Other	22	(40)
Net cash flow provided by financing activities	24,781	5,372

Net decrease in cash and cash equivalents	(4,820)	(8,482)

Cash and cash equivalents at beginning of period	9,391	9,834

Cash and cash equivalents at end of period	$4,571	$1,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$4,066	$3,719

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$301	$319
Temporary cash investments	4,270	9,072
Total cash and cash equivalents	4,571	9,391
Accounts receivable:
Customer	44,461	33,142
Allowance for doubtful accounts	(486)	(446)
Associated companies	34,165	29,326
Other	3,505	3,115
Accrued unbilled revenues	12,739	18,124
Total accounts receivable	94,384	83,261
Accumulated deferred income taxes	10,164	9,517
Fuel inventory - at average cost	1,409	1,777
Materials and supplies - at average cost	10,690	10,889
Prepaid taxes	1,776	1,377
Prepayments and other	14,280	3,201
TOTAL	137,274	119,413

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	12,783	10,605
TOTAL	13,799	11,621

UTILITY PLANT
Electric	866,738	860,358
Natural gas	219,417	217,769
Construction work in progress	13,821	11,135
TOTAL UTILITY PLANT	1,099,976	1,089,262
Less - accumulated depreciation and amortization	557,099	549,587
UTILITY PLANT - NET	542,877	539,675

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	198,582	202,003
Other	6,656	4,997
TOTAL	209,318	211,080

TOTAL ASSETS	$903,268	$881,789

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$70,000
Short-term borrowings	25,000	-
Accounts payable:
Associated companies	29,120	28,778
Other	21,099	31,209
Customer deposits	22,206	21,974
Interest accrued	1,894	3,020
Deferred fuel costs	7,093	2,157
System agreement cost equalization	16,880	16,880
Other	5,460	3,479
TOTAL CURRENT LIABILITIES	198,752	177,497

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	175,342	172,790
Accumulated deferred investment tax credits	1,246	1,300
Regulatory liability for income taxes - net	11,016	24,291
Other regulatory liabilities	22,754	11,060
Asset retirement cost liabilities	2,231	2,193
Accumulated provisions	17,292	15,031
Pension and other postretirement liabilities	83,748	83,790
Long-term debt	126,302	126,300
Gas system rebuild insurance proceeds	40,859	44,207
Other	7,315	7,985
TOTAL NON-CURRENT LIABILITIES	488,105	488,947

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2013
and 2012	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	126,593	125,527
TOTAL	196,631	195,565

TOTAL LIABILITIES AND EQUITY	$903,268	$881,789

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2013 and 2012
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2011	$33,744	$36,294	$111,127	$181,165

Net income	-	-	40	40
Common stock dividends	-	-	(1,700)	(1,700)
Preferred stock dividends	-	-	(241)	(241)

Balance at March 31, 2012	$33,744	$36,294	$109,226	$179,264

Balance at December 31, 2012	$33,744	$36,294	$125,527	$195,565

Net income	-	-	1,307	1,307
Preferred stock dividends	-	-	(241)	(241)

Balance at March 31, 2013	$33,744	$36,294	$126,593	$196,631

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

			Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$45	$35	$10	29
Commercial	42	36	6	17
Industrial	8	7	1	14
Governmental	16	14	2	14
Total retail	111	92	19	21
Sales for resale:
Associated companies	4	7	(3)	(43)
Other	(1)	2	(3)	(150)
Total	$114	$101	$13	13

Billed Electric Energy
Sales (GWh):
Residential	432	383	49	13
Commercial	451	447	4	1
Industrial	103	111	(8)	(7)
Governmental	182	181	1	1
Total retail	1,168	1,122	46	4
Sales for resale:
Associated companies	86	139	(53)	(38)
Non-associated companies	1	1	-	-
Total	1,255	1,262	(7)	(1)

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

See the “Plan to Spin Off the Utility’s Transmission Business” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and herein for a discussion of Entergy’s plan to spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp., including the planned retirement of debt.

Results of Operations

Net Income

Net income decreased slightly, by $0.8 million, primarily due to higher depreciation and amortization expenses and a higher effective income tax rate, substantially offset by higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2013 to the first quarter 2012.

Amount
(In Millions)

2012 net revenue	$117.4
Retail electric price	8.8
Reserve equalization	3.7
Net wholesale revenue	(3.5)
Purchased power capacity	(4.4)
Other	(1.2)
2013 net revenue	$120.8

The retail electric price variance is primarily due to an annual base rate increase of $28 million, effective July 2012, as a result of the PUCT’s order in the December 2011 rate case. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case.

The reserve equalization variance is primarily due to decreased reserve equalization expense as a result of changes in the Entergy System generation mix compared to the same period in 2012.

The net wholesale revenue variance is primarily due to a decrease in sales to municipal and co-op customers compared to the same period in 2012.

The purchased power capacity variance is primarily due to additional capacity purchases.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $58.7 million in fuel cost recovery revenues primarily attributable to lower fuel rates, partially offset by an increase of $32 million in gross wholesale revenues as a result of an increase in sales to affiliated customers and higher prices and the annual base rate increase effective July 2012, as discussed above.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense as a result of higher interim fuel refunds in 2013 compared to 2012, partially offset by increases in the average market prices of natural gas and purchased power and increased demand.

Other Income Statement Variances

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates as a result of the rate order approved by the PUCT in September 2012.  See Note 2 to the financial statements in the Form 10-K for further discussion of the PUCT rate order.

Income Taxes

The effective income tax rate for the first quarter 2013 was 76.4%.  The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% is due to certain book and tax differences related to utility plant items and state income taxes.

The effective income tax rate for the first quarter 2012 was 53.3%.  The difference in the effective income tax rate for the first quarter 2012 versus the federal statutory rate of 35% was due to certain book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$60,236	$65,289

Cash flow provided by (used in):
Operating activities	(25,061)	78,976
Investing activities	(13,118)	(22,265)
Financing activities	(21,947)	(22,358)
Net increase (decrease) in cash and cash equivalents	(60,126)	34,353

Cash and cash equivalents at end of period	$110	$99,642

Operating Activities

Entergy Texas’s operating activities used $25.1 million of cash for the three months ended March 31, 2013 compared to providing $79 million of cash for the three months ended March 31, 2012 primarily due to:

•
$86.1 million of fuel cost refunds for the three months ended March 31, 2013 compared to $35.8 million of fuel cost refunds for the three months ended March 31, 2012.  See Note 2 to the financial statements herein and in the Form 10-K for discussion of the fuel cost refunds; and

•
the receipt, in January 2012, of $43 million in System Agreement bandwidth remedy payments required to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  As of March 31, 2013, all of the $43 million, plus interest, had been credited to Entergy Texas customers, with the final $9.5 million being credited in the first quarter 2013.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $9.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to money pool activity.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $19.2 million for the three months ended March 31, 2013 compared to decreasing by $7.2 million for the three months ended March 31, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2013	December 31, 2012

Debt to capital	65.1%	65.4%
Effect of excluding the securitization bonds	(13.1%)	(13.3%)
Debt to capital, excluding securitization bonds (a)	52.0%	52.1%
Effect of subtracting cash	-%	(1.7%)
Net debt to net capital, excluding securitization bonds (a)	52.0%	50.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of long-term debt, including the currently maturing.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the net debt to net capital ratio and the ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition.

Uses and Sources of Capital

           See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
(In Thousands)

($180)	$19,175	$56,007	$63,191

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2018.  No borrowings were outstanding under the facility as of March 31, 2013.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  Following is an update to that discussion.

In November 2012, Entergy Texas filed a pleading seeking a PUCT finding that special circumstances exist for limited cost recovery of capacity costs associated with two power purchase agreements until such time that these costs are included in base rates or a purchased capacity recovery rider or other recovery mechanism.  In March 2013 the PUCT Staff and intervenors filed a joint motion to dismiss Entergy Texas’s application seeking special circumstances recovery of these capacity costs.  Entergy Texas filed a response and the matter remains pending.

At the April 11, 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy.  The PUCT subsequently proposed a second draft of the rule that incorporates a pre-approval process as discussed at the meeting.  A final decision is expected by the end of May 2013.  If the PUCT finalizes the rule, Entergy Texas would have the option to recover its capacity costs under the new rider mechanism or could proceed with a full base rate proceeding.

Federal Regulation

See “System Agreement” and “Entergy’s Proposal to Join MISO” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Industrial and Commercial Customers

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$306,173	$326,924

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	(26,100)	44,038
Purchased power	192,719	152,123
Other operation and maintenance	56,490	55,823
Taxes other than income taxes	14,650	15,794
Depreciation and amortization	23,360	20,727
Other regulatory charges - net	18,777	13,356
TOTAL	279,896	301,861

OPERATING INCOME	26,277	25,063

OTHER INCOME
Allowance for equity funds used during construction	759	1,089
Interest and investment income	347	1,460
Miscellaneous - net	(858)	(795)
TOTAL	248	1,754

INTEREST EXPENSE
Interest expense	23,181	23,810
Allowance for borrowed funds used during construction	(555)	(726)
TOTAL	22,626	23,084

INCOME BEFORE INCOME TAXES	3,899	3,733

Income taxes	2,977	1,988

NET INCOME	$922	$1,745

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$922	$1,745
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	23,360	20,727
Deferred income taxes, investment tax credits, and non-current taxes accrued	(31,998)	3,184
Changes in assets and liabilities:
Receivables	21,476	82,506
Fuel inventory	(3,453)	(7,173)
Accounts payable	12,838	(10,370)
Taxes accrued	17,881	(17,324)
Interest accrued	(8,763)	(8,608)
Deferred fuel costs	(76,915)	9,213
Other working capital accounts	(3,839)	(3,131)
Provisions for estimated losses	1,689	(192)
Other regulatory assets	24,771	18,716
Pension and other postretirement liabilities	(2,114)	(3,097)
Other assets and liabilities	(916)	(7,220)
Net cash flow provided by (used in) operating activities	(25,061)	78,976

INVESTING ACTIVITIES
Construction expenditures	(43,382)	(42,162)
Allowance for equity funds used during construction	759	1,089
Change in money pool receivable - net	19,175	7,184
Remittances to transition charge account	(20,274)	(19,070)
Payments from transition charge account	30,604	30,694
Net cash flow used in investing activities	(13,118)	(22,265)

FINANCING ACTIVITIES
Retirement of long-term debt	(21,967)	(21,670)
Change in money pool payable - net	180	-
Other	(160)	(688)
Net cash flow used in financing activities	(21,947)	(22,358)

Net increase (decrease) in cash and cash equivalents	(60,126)	34,353

Cash and cash equivalents at beginning of period	60,236	65,289

Cash and cash equivalents at end of period	$110	$99,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$30,909	$31,320
Income taxes	$(1,941)	$-

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$80	$528
Temporary cash investments	30	59,708
Total cash and cash equivalents	110	60,236
Securitization recovery trust account	26,925	37,255
Accounts receivable:
Customer	41,105	53,836
Allowance for doubtful accounts	(635)	(680)
Associated companies	45,539	68,750
Other	8,324	10,450
Accrued unbilled revenues	35,625	38,252
Total accounts receivable	129,958	170,608
Accumulated deferred income taxes	28,754	34,988
Fuel inventory - at average cost	58,841	55,388
Materials and supplies - at average cost	30,515	32,853
System agreement cost equalization	16,880	16,880
Prepaid taxes	35,787	53,668
Prepayments and other	14,125	18,206
TOTAL	341,895	480,082

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	668	678
Non-utility property - at cost (less accumulated depreciation)	565	638
Other	17,753	17,263
TOTAL	18,986	18,579

UTILITY PLANT
Electric	3,511,218	3,475,776
Construction work in progress	84,711	90,469
TOTAL UTILITY PLANT	3,595,929	3,566,245
Less - accumulated depreciation and amortization	1,347,393	1,332,349
UTILITY PLANT - NET	2,248,536	2,233,896

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	130,490	131,287
Other regulatory assets (includes securitization property of $635,271 as of March 31, 2013 and $648,863 as of December 31, 2012)	1,090,563	1,114,536
Long-term receivables - associated companies	29,107	29,510
Other	21,208	17,891
TOTAL	1,271,368	1,293,224

TOTAL ASSETS	$3,880,785	$4,025,781

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$108,481	$88,743
Other	53,508	65,261
Customer deposits	38,319	38,859
Interest accrued	23,403	32,166
Deferred fuel costs	16,419	93,334
Pension and other postretirement liabilities	837	853
System agreement cost equalization	-	8,968
Other	2,091	2,839
TOTAL	243,058	331,023

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	971,241	1,009,081
Accumulated deferred investment tax credits	17,344	17,743
Other regulatory liabilities	6,760	6,150
Asset retirement cost liabilities	4,163	4,103
Accumulated provisions	8,298	6,609
Pension and other postretirement liabilities	153,143	155,241
Long-term debt (includes securitization bonds of $668,418 as of March 31, 2013 and $690,380 as of December 31, 2012)	1,595,957	1,617,813
Other	25,753	23,872
TOTAL	2,782,659	2,840,612

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2013 and 2012	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	323,622	322,700
TOTAL	855,068	854,146

TOTAL LIABILITIES AND EQUITY	$3,880,785	$4,025,781

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2013 and 2012
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2011	$49,452	$481,994	$367,909	$899,355

Net income	-	-	1,745	1,745

Balance at March 31, 2012	$49,452	$481,994	$369,654	$901,100

Balance at December 31, 2012	$49,452	$481,994	$322,700	$854,146

Net income	-	-	922	922

Balance at March 31, 2013	$49,452	$481,994	$323,622	$855,068

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

			Increase/
Description	2013	2012	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$101	$117	$(16)	(14)
Commercial	53	77	(24)	(31)
Industrial	50	63	(13)	(21)
Governmental	4	6	(2)	(33)
Total retail	208	263	(55)	(21)
Sales for resale:
Associated companies	84	52	32	62
Non-associated companies	9	8	1	13
Other	5	4	1	25
Total	$306	$327	$(21)	(6)

Billed Electric Energy
Sales (GWh):
Residential	1,263	1,195	68	6
Commercial	981	974	7	1
Industrial	1,419	1,399	20	1
Governmental	68	67	1	1
Total retail	3,731	3,635	96	3
Sales for resale:
Associated companies	1,325	730	595	82
Non-associated companies	162	256	(94)	(37)
Total	5,218	4,621	597	13

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy’s principal asset currently consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues.

Net income increased $1.5 million primarily due to increased operating income partially offset by lower other income.  Operating income was higher because of higher rate base compared to 2012 resulting from capital spending at Grand Gulf, including the uprate project.  Other income was lower due to AFUDC accrued on the Grand Gulf uprate project in the first quarter 2012.  Grand Gulf’s spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were completed during this outage.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
	(In Thousands)

Cash and cash equivalents at beginning of period	$83,622	$185,157

Cash flow provided by (used in):
Operating activities	94,178	67,536
Investing activities	(49,239)	(218,619)
Financing activities	(111,456)	49,106
Net decrease in cash and cash equivalents	(66,517)	(101,977)

Cash and cash equivalents at end of period	$17,105	$83,180

Operating Activities

Net cash provided by operating activities increased $26.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to spending on the Grand Gulf refueling outage in 2012.

Investing Activities

Net cash used in investing activities decreased $169.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to an increase in nuclear fuel activity primarily due to the Grand Gulf refueling outage in 2012 and a decrease in construction expenditures resulting from spending on the uprate project at Grand Gulf completed during the refueling outage in 2012.  The decrease was partially offset by money pool activity.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Increases in System Energy’s receivable from the money pool are a use of cash flow, and System Energy’s receivable from the money pool increased $24.7 million for the three months ended March 31, 2013 compared to decreasing by $73.3 million for the three months ended March 31, 2012.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities used $111.5 million of cash for the three months ended March 31, 2013 compared to providing $49.1 million of cash for the three months ended March 31, 2012 primarily due to the following cash flow activity:

•
the repayment of borrowings of $19.8 million on the nuclear fuel company variable interest entity’s credit facility in 2013 compared to an increase in borrowings of $69.2 million on the nuclear fuel company variable interest entity’s credit facility in 2012;

•	the issuance of $50 million of 4.02% Series H notes by the nuclear fuel company variable interest entity in February 2012; and
•	an increase of $21.3 million in common stock dividends in 2013.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2013	December 31, 2012

Debt to capital	48.5%	49.7%
Effect of subtracting cash	(0.6%)	(2.6%)
Net debt to net capital	47.9%	47.1%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.  As discussed in the Form 10-K, the planned construction and capital investment amounts in the table do not include significant costs for the capital projects that might result from the NRC post-Fukushima requirements.  The current preliminary cost estimate (including both capital and operation and maintenance expense) to implement the post-Fukushima requirements for System Energy is approximately $65 million.  These costs are expected to be incurred over the 2012 through 2018 time period.

System Energy’s receivables from the money pool were as follows:

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
(In Thousands)

$51,602	$26,915	$47,129	$120,424

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in July 2013.  As of March 31, 2013, $20.2 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity.  See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$168,578	$126,034

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	21,517	10,361
Nuclear refueling outage expenses	7,357	4,164
Other operation and maintenance	39,941	34,284
Decommissioning	8,631	8,034
Taxes other than income taxes	6,489	5,513
Depreciation and amortization	35,416	29,674
Other regulatory credits - net	(2,825)	(1,452)
TOTAL	116,526	90,578

OPERATING INCOME	52,052	35,456

OTHER INCOME
Allowance for equity funds used during construction	1,471	9,469
Interest and investment income	2,677	3,526
Miscellaneous - net	(168)	(157)
TOTAL	3,980	12,838

INTEREST EXPENSE
Interest expense	9,204	10,849
Allowance for borrowed funds used during construction	(178)	(2,777)
TOTAL	9,026	8,072

INCOME BEFORE INCOME TAXES	47,006	40,222

Income taxes	19,000	13,686

NET INCOME	$28,006	$26,536

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$28,006	$26,536
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	61,067	45,391
Deferred income taxes, investment tax credits, and non-current taxes accrued	16,477	45,966
Changes in assets and liabilities:
Receivables	10,146	11,964
Accounts payable	(11,351)	8,260
Taxes accrued and prepaid taxes	(17,238)	(46,362)
Interest accrued	161	(2,300)
Other working capital accounts	33	(23,236)
Other regulatory assets	5,784	2,716
Pensions and other postretirement liabilities	266	(2,859)
Other assets and liabilities	827	1,460
Net cash flow provided by operating activities	94,178	67,536

INVESTING ACTIVITIES
Construction expenditures	(21,349)	(140,334)
Allowance for equity funds used during construction	1,471	9,469
Nuclear fuel purchases	(22,932)	(152,928)
Proceeds from sale of nuclear fuel	26,522	-
Proceeds from nuclear decommissioning trust fund sales	25,612	125,431
Investment in nuclear decommissioning trust funds	(33,876)	(133,552)
Changes in money pool receivable - net	(24,687)	73,295
Net cash flow used in investing activities	(49,239)	(218,619)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	50,000
Retirement of long-term debt	(40,902)	(39,892)
Changes in credit borrowings - net	(19,797)	69,179
Dividends paid:
Common stock	(50,000)	(28,750)
Other	(757)	(1,431)
Net cash flow provided by (used in) financing activities	(111,456)	49,106

Net decrease in cash and cash equivalents	(66,517)	(101,977)

Cash and cash equivalents at beginning of period	83,622	185,157

Cash and cash equivalents at end of period	$17,105	$83,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$5,938	$9,805
Income taxes	$4,334	$(1,020)

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,728	$100
Temporary cash investments	15,377	83,522
Total cash and cash equivalents	17,105	83,622
Accounts receivable:
Associated companies	109,567	93,381
Other	4,259	5,904
Total accounts receivable	113,826	99,285
Accumulated deferred income taxes	53,719	74,331
Materials and supplies - at average cost	83,194	82,443
Deferred nuclear refueling outage costs	27,556	35,155
Prepayments and other	8,906	2,080
TOTAL	304,306	376,916

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	528,162	490,572
TOTAL	528,162	490,572

UTILITY PLANT
Electric	3,995,665	3,987,672
Property under capital lease	569,355	569,355
Construction work in progress	39,513	40,392
Nuclear fuel	225,466	252,682
TOTAL UTILITY PLANT	4,829,999	4,850,101
Less - accumulated depreciation and amortization	2,600,781	2,568,862
UTILITY PLANT - NET	2,229,218	2,281,239

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	124,604	126,503
Other regulatory assets	326,189	330,074
Other	17,703	18,212
TOTAL	468,496	474,789

TOTAL ASSETS	$3,530,182	$3,623,516

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$119,229	$111,854
Short-term borrowings	20,189	39,986
Accounts payable:
Associated companies	7,400	5,564
Other	19,536	44,433
Taxes accrued	164,239	181,477
Accumulated deferred income taxes	1,420	1,789
Interest accrued	15,780	15,619
Other	2,440	2,429
TOTAL	350,233	403,151

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	791,637	782,469
Accumulated deferred investment tax credits	55,547	56,188
Other regulatory liabilities	268,378	256,024
Decommissioning	487,002	478,371
Pension and other postretirement liabilities	142,883	142,617
Long-term debt	623,697	671,945
Other	70	22
TOTAL	2,369,214	2,387,636

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2013 and 2012	789,350	789,350
Retained earnings	21,385	43,379
TOTAL	810,735	832,729

TOTAL LIABILITIES AND EQUITY	$3,530,182	$3,623,516

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2013 and 2012
(Unaudited) (In Thousands)

	Common Equity
	Common Stock	Retained Earnings	Total
Balance at December 31, 2011	$789,350	$11,213	$800,563

Net income	-	26,536	26,536
Common stock dividends	-	(28,750)	(28,750)

Balance at March 31, 2012	$789,350	$8,999	$798,349

Balance at December 31, 2012	$789,350	$43,379	$832,729

Net income	-	28,006	28,006
Common stock dividends	-	(50,000)	(50,000)

Balance at March 31, 2013	$789,350	$21,385	$810,735

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

Texas Power Price Lawsuit

See the Form 10-K for a discussion of the lawsuit filed in August 2003 in the district court of Chambers County, Texas by Texas residents on behalf of a purported class of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  On April 30, 2012, the court entered an order certifying the class.  The defendants have appealed the order to the Texas Court of Appeals – First District.  The appeal is pending, and proceedings in district court are stayed until the appeal is resolved.  Oral arguments before the court of appeals were conducted on April 23, 2013, and the matter awaits that court’s decision.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2013-1/31/2013	-	$-	-	$350,052,918
2/01/2013-2/28/2013	-	$-	-	$350,052,918
3/01/2013-3/31/2013	-	$-	-	$350,052,918
Total	-	$-	-

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2013, Entergy withheld 62,841 shares of its common stock at $64.45 per share to pay taxes due upon vesting of restricted stock granted as part of its long-term incentive program.

(a)	See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.
(b)	Maximum amount of shares that may yet be repurchased does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1 in the Form 10-K for information regarding litigation against the DOE related to the DOE’s breach of its obligation to remove spent fuel from nuclear sites.  Following is an update to that discussion.  On April 2, 2013, the U.S. Court of Appeals for the Federal Circuit issued a ruling in favor of Entergy Nuclear FitzPatrick and Entergy Nuclear Indian Point 3 and against the DOE that the DOE may not raise as a defense to damages claims in the spent fuel litigation a claim that it was unavoidably delayed in commencing performance.  On April 5, 2013, the U.S. Treasury paid Entergy Nuclear Generation Company $4.2 million representing the judgment in favor of Entergy Nuclear Generation Company against the DOE for the Pilgrim plant.  On April 11, 2013, the U.S. Treasury paid Entergy Nuclear Vermont Yankee $40.8 million representing the judgment in favor of Entergy Nuclear Vermont Yankee against the DOE for the Vermont Yankee plant.  On April 23, 2013, the U.S. Court of Federal Claims issued a judgment in favor of Entergy Arkansas and against the DOE in the remanded spent fuel case for damages in the amount of $47.8 million.  This decision may be appealed by either party.  Management cannot predict the timing or amount of receipt of funds pursuant to this judgment.

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following is an update to that discussion.  On March 29, 2013, Entergy Operations and Entergy Nuclear Operations made filings with the NRC reporting on decommissioning funding for its nuclear plants.  Those reports all showed that decommissioning funding for the nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA has indicated that it will delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In those few areas, final designations are expected in the summer of 2013.  In all other areas, analysis is required once EPA issues additional final regulations and guidance.  Additional capital projects or operational changes may be required for Entergy facilities in these areas.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011 and the rule became effective in April 2012.  Entergy currently is developing compliance plans to meet requirements of the rule, which could result in significant capital expenditures for Entergy’s coal-fired units.  Compliance with MATS is required by the Clean Air Act within three years, or by 2015, although certain extensions of this deadline are available from state permit authorities and the EPA.  Entergy has applied for a one-year extension, as allowed by the Clean Air Act, for its affected facilities in Arkansas and Louisiana.

Cross-State Air Pollution

See the Form 10-K for a discussion of the Clean Air Interstate Rule (CAIR) and the Cross-State Air Pollution Rule (CSAPR, which previously was referred to as the Transport Rule).  In December 2011 the D.C. Circuit Court of Appeals stayed CSAPR and instructed the EPA to continue administering CAIR, pending further judicial review.  In August 2012 the court issued a decision vacating CSAPR and leaving CAIR in place pending the promulgation of a lawful replacement for both rules.  In January 2013 the court denied petitions for reconsideration filed by the EPA and certain states and intervenors.  In March 2013 the EPA and other parties filed petitions for certiorari with the U.S. Supreme Court.  Entergy is complying with CAIR as it continues to be implemented until further instruction from the court or the EPA.

Clean Water Act

Effluent Limitation Guidelines

On April 19, 2013, the EPA issued proposed effluent limitation guidelines that, if adopted as final, would apply to discharges from Entergy’s generating facilities that hold national pollutant discharge elimination system permits under the Clean Water Act.  The proposal includes several options for public consideration.  Entergy is in the process of reviewing the proposal and will engage in the public comment process as appropriate.

Indian Point Units 1 and 2 Hazardous Waste Remediation

Prior to Entergy’s purchase of Indian Point Unit 1, the previous owner completed the cleanup and desludging of the Unit 1 water storage pool, generating mixed waste.  The existing mixed waste storage permit and an associated order on consent were transferred to Entergy upon purchasing the unit.  The waste is stored in the Unit 1 containment building in accordance with NRC regulations controlling low level radioactive waste.  An order on consent with NYSDEC requires a quarterly survey of the availability of any commercial facility capable of treating, processing, and disposing of this waste in a commercially reasonable manner.  However, in 2005, NYSDEC revised its regulations to conditionally exempt the storage and disposal of mixed waste that is regulated by the NRC.   Thus, in October 2005 and again in January 2013, Entergy requested that NYSDEC terminate the mixed waste permit and order on consent because the waste falls within the mixed waste exemption.  NYSDEC has not yet completed any action on Entergy’s request.  Therefore, pursuant to the terms of the order on consent, Entergy continues to review this matter and to conduct its quarterly searches for a commercially reasonable vendor that is acceptable both to the NRC and the NYSDEC.  The cost of this disposal cannot be estimated at this time due to the many variables existing in the type and manner of disposal.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2008	2009	2010	2011	2012	2013

Entergy Arkansas	2.33	2.39	3.91	4.31	3.79	3.76
Entergy Gulf States Louisiana	2.44	2.99	3.58	4.36	3.48	3.46
Entergy Louisiana	3.14	3.52	3.41	1.86	2.08	2.20
Entergy Mississippi	2.92	3.31	3.35	3.55	2.79	2.89
Entergy New Orleans	3.71	3.61	4.43	5.37	3.02	3.03
Entergy Texas	2.04	1.92	2.10	2.34	1.76	1.77
System Energy	3.29	3.73	3.64	3.85	5.12	5.42

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2008	2009	2010	2011	2012	2013

Entergy Arkansas	1.95	2.09	3.60	3.83	3.36	3.34
Entergy Gulf States Louisiana	2.42	2.95	3.54	4.30	3.43	3.41
Entergy Louisiana	2.87	3.27	3.19	1.70	1.93	2.04
Entergy Mississippi	2.67	3.06	3.16	3.27	2.59	2.69
Entergy New Orleans	3.45	3.33	4.08	4.74	2.67	2.69

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.
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

ENTERGY CORPORATION
ENTERGY ARKANSAS, INC.
ENTERGY GULF STATES LOUISIANA, L.L.C.
ENTERGY LOUISIANA, LLC
ENTERGY MISSISSIPPI, INC.
ENTERGY NEW ORLEANS, INC.
ENTERGY TEXAS, INC.
SYSTEM ENERGY RESOURCES, INC.

/s/ Alyson M. Mount Alyson M. Mount Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:           May 8, 2013